Form 10-Q
period 1997-09-30
GROUP 1 AUTOMOTIVE INC
filed 1997-12-10
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    -----------

Commission file number: 1-13461

                            GROUP 1 AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     76-0506313
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

950 Echo Lane, Suite 350, Houston, Texas 77024
(Address of principal executive offices) (Zip code)

                                  (713)467-6268
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No X
                                              ----

     Number of shares outstanding of the registrant's common stock, as of December 10, 1997:

Title                                                        Outstanding
-----                                                        -----------
Common Stock, par value $.01 per share                       14,673,051

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            GROUP 1 AUTOMOTIVE, INC.

                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                            (in thousands of dollars)

                                                                     September 30,
                                                                         1997
                                                                     -------------
                                        ASSETS

CURRENT ASSETS:
         Cash and cash equivalents ...............................    $  26,576
         Accounts receivable, net ................................       12,659
         Inventories .............................................       97,409
         Notes receivable, net ...................................          917
         Prepaid expenses ........................................        2,344
         Deferred income tax benefit .............................          238
                                                                      ---------
                     Total current assets ........................      140,143
PROPERTY AND EQUIPMENT, net ......................................       20,357
NOTES RECEIVABLE, net ............................................        1,454
GOODWILL, net ....................................................       31,886
OTHER ASSETS .....................................................          444
                                                                      ---------
                     Total assets ................................    $ 194,284
                                                                      =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Floorplan notes payable .................................    $  38,022
         Current maturities of long-term debt ....................        1,214
         Accounts payable and accrued expenses ...................       46,098
                                                                      ---------
                     Total current liabilities ...................       85,334
LONG-TERM DEBT, net of current maturities ........................        8,409
LONG-TERM DEFERRED TAXES .........................................          504
OTHER LONG-TERM LIABILITIES ......................................        1,289

STOCKHOLDERS' EQUITY:
         Common stock ............................................          147
         Additional paid-in capital ..............................      104,325
         Retained deficit ........................................       (5,724)
                                                                      ---------
                     Total stockholders' equity ..................       98,748
                                                                      ---------
                     Total liabilities and stockholders' equity ..    $ 194,284
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            GROUP 1 AUTOMOTIVE, INC.

              UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                (in thousands of dollars, except share amounts)

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                           ----------------------------    ----------------------------
                                               1996            1997            1996             1997
                                           ------------    ------------    ------------    ------------

REVENUES:
New vehicle sales ......................   $    127,767    $    140,098    $    354,938    $    391,928
Used vehicle sales .....................         68,246          72,168         197,848         220,735
Parts and service sales ................         20,041          19,988          56,707          58,389
Other dealership revenue, net ..........          5,478           6,453          16,436          17,998
                                           ------------    ------------    ------------    ------------
             Total revenues ............        221,532         238,707         625,929         689,050
COST OF SALES ..........................        191,792         206,287         540,302         595,380
                                           ------------    ------------    ------------    ------------
             Gross Profit ..............         29,740          32,420          85,627          93,670
GOODWILL AMORTIZATION ..................            200             200             599             599
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ............         23,441          26,072          68,947          76,938
                                           ------------    ------------    ------------    ------------
             Income from operations.....          6,099           6,148          16,081          16,133
OTHER INCOME (EXPENSE):
Interest expense, net ..................           (481)            (54)         (1,896)           (681)
Other income (expense), net ............             55               1              47             (17)
                                           ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .............          5,673           6,095          14,232          15,435
PROVISION FOR INCOME TAXES .............          2,320           2,486           5,858           6,333
                                           ------------    ------------    ------------    ------------
NET INCOME .............................   $      3,353    $      3,609    $      8,374    $      9,102
                                           ============    ============    ============    ============

Earnings per share .....................   $       0.23    $       0.25    $       0.57    $       0.62

Weighted average shares outstanding.....     14,673,051      14,673,051      14,673,051      14,673,051

   The accompanying notes are an integral part of these financial statements.

                            GROUP 1 AUTOMOTIVE, INC.

                                 BALANCE SHEETS
                            (in thousands of dollars)

                                                                                December 31, September 30,
                                                                                    1996         1997
                                                                                ------------ -------------
                                                                                              (unaudited)
                                                   ASSETS

CURRENT ASSETS:
       Cash and cash equivalents ...............................................   $     8      $   240
                                                                                   -------      -------
                    Total current assets .......................................         8          240
PROPERTY AND EQUIPMENT, net ....................................................         2           61
OTHER ASSETS ...................................................................       774        3,913
                                                                                   -------      -------
                    Total assets ...............................................   $   784      $ 4,214
                                                                                   =======      =======


                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
       Advances from Founding Groups ...........................................   $   151      $ 1,612
       Accounts payable and accrued expenses ...................................       723        5,373
                                                                                   -------      -------
                    Total current liabilities ..................................       874        6,985
STOCKHOLDERS' DEFICIT:
       Common stock, $.01 par value, 2,000,000 shares
         authorized in 1996, 50,000,000 shares authorized
         in 1997, 450,000 and 450,000 shares issued
         and outstanding, respectively .........................................         5            5
       Additional paid-in capital ..............................................         5            5
       Retained deficit ........................................................      (100)      (2,781)
                                                                                   -------      -------
                    Total stockholders' deficit ................................       (90)      (2,771)
                                                                                   -------      -------
                    Total liabilities and stockholders' deficit ................   $   784      $ 4,214
                                                                                   =======      =======

   The accompanying notes are an integral part of these financial statements.

                            GROUP 1 AUTOMOTIVE, INC.

                      STATEMENTS OF OPERATIONS - UNAUDITED
                            (in thousands of dollars)

                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                               -----------------      ----------------
                                                1996      1997         1996      1997
                                               -------  --------      -------- -------

REVENUES:
       Sales ...............................   $   --   $     --      $   --   $    --
       Other dealership revenues, net.......       --         --          --        --
                    Total revenues .........       --         --          --        --
                                               ------   --------      ------   -------
COST OF SALES ..............................       --         --          --        --
                                               ------   --------      ------   -------
                    Gross profit ...........       --         --          --        --
SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES .............       --      1,058          --     2,630
                                               ------   --------      ------   -------
                    Operating loss .........       --     (1,058)         --    (2,630)
OTHER INCOME (EXPENSE):
       Interest expense, net ...............       --        (26)         --       (51)
                                               ------   --------      ------   -------
LOSS BEFORE INCOME TAXES ...................       --     (1,084)         --    (2,681)
PROVISION FOR INCOME TAXES .................       --         --          --        --
                                               ------   --------      ------   -------
NET LOSS ...................................   $   --   $ (1,084)     $   --   $(2,681)
                                               ======   ========      ======   =======


   The accompanying notes are an integral part of these financial statements.

                            GROUP 1 AUTOMOTIVE, INC.

                      STATEMENTS OF CASH FLOWS - UNAUDITED
                            (in thousands of dollars)

                                                               Nine Months Ended
                                                                 September 30,
                                                               1996        1997
                                                              -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss ...........................................   $    --    $(2,681)
       Adjustments to reconcile net loss to net
            cash used in operating activities --
            Depreciation and Amortization .................        --          8
            Changes in operating assets and
               liabilities --
            Increase in --
               Other noncurrent assets ....................       (54)    (3,139)
               Accounts payable and accrued
                  expenses ................................        18      4,650
                                                              -------    -------
            Net cash used in operating activities .........       (36)    (1,162)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions of property and equipment ................        --        (67)
                                                              -------    -------
            Net cash used in investing activities .........        --        (67)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances from Founding Groups ......................        43      1,461
       Purchase of common stock ...........................        (1)        --
       Proceeds from issuance of common stock .............         5         --
                                                              -------    -------
            Net cash provided by financing activities......        47      1,461
                                                              -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................        11        232
CASH AND CASH EQUIVALENTS, beginning of period ............         1          8
                                                              -------    -------
CASH AND CASH EQUIVALENTS, end of period ..................   $    12    $   240
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                            GROUP 1 AUTOMOTIVE, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

     Group 1 Automotive, Inc. ("Group 1" or the "Company") was founded on December 21, 1995 to become a leading operator and consolidator in the automotive retailing industry. On November 3, 1997 Group 1 acquired 30 automobile dealerships and related business in Texas and Oklahoma. As contemplated at the date of acquisition, the Company has ceased operating the Kia franchise that was part of Mike Smith Autoplaza in Beaumont, Texas. The Company acquired the Howard Group, the McCall Group, the Smith Group and the Kingwood Group (the "Founding Groups") in exchange for 9,074,915 shares of Group 1 common stock and $5.4 million in cash. The Company intends to continue to acquire, through merger or purchase, similar companies to expand its national and regional operations.

     On November 4, 1997 the Company completed its initial public offering (the "Offering"). In the Offering the Company and a selling stockholder sold 5,148,136 and 371,864 shares of common stock, respectively, at $12 per share. Included in the 5,148,136 shares sold by the Company were 720,000 shares sold pursuant to the underwriter's over-allotment option. Net proceeds to the Company, after giving effect to the underwriter's discount, was $57.5 million before payment of the cash portion of the purchase price and expenses of the Offering.

     The information contained in the following notes to the accompanying financial statements is condensed from that which would appear in the annual audited financial statements. As such, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Prospectus dated October 29, 1997 filed by Group 1 with the Securities and Exchange Commission on October 30, 1997 and the Registration Statement on Form S-1 (Registration No. 333-29893), as amended, initially filed with the Securities and Exchange Commission on June 24, 1997.

2.   BASIS OF PRESENTATION:

     The unaudited pro forma combined financial statements give effect to Group 1's acquisition of the Founding Groups using the purchase method of accounting. The Howard Group has been identified as the acquiror for financial statement presentation purposes, in accordance with SAB No. 97.

     The pro forma combined balance sheet gives effect to the acquisitions and the Offering as if they had occurred on September 30, 1997. The pro forma combined statements of operations give effect to the acquisitions and the Offering as if they had occurred at the beginning of the nine month periods presented (January 1, 1996 and 1997).

     The pro forma combined financial statements give effect to certain adjustments based on changes that will result from the completion of the acquisitions and the Offering. Increased revenues and reduced cost of sales will be recognized prospectively due to the elimination of certain agreements which, prior to the acquisition of the Founding Groups, decreased the fees and commissions paid to the dealerships for sales of certain finance and insurance products and increased the cost of certain aftermarket products. Additionally, reductions in compensation expense will be recognized at the dealerships pursuant to contractually agreed upon changes in salaries and management fees. Offsetting the reduced compensation expense is a provision for incremental corporate overhead cost. Interest expense is reduced on a pro forma basis resulting from the repayment of floorplan obligations with a portion of the Offering proceeds.

     The objective of the pro forma financial information presented is to show what the significant effects on the historical information might have been had the transaction occurred at an earlier date. However, the pro forma combined financial statements are not necessarily indicative of the results of operations or related effects on financial position that would have been attained had the above-mentioned transaction actually occurred earlier.

3.   EARNINGS PER SHARE INFORMATION:

     In computing earnings per share, the weighted average common stock equivalent shares assumed to be issued from the exercise of stock options are included under certain circumstances. As the stock options outstanding for the Company did not meet the requirements for inclusion, the number of shares outstanding after the completion of the acquisitions and the Offering, 14,673,051 shares, is used in calculating pro forma earnings per share for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THIS REPORT ON FORM 10-Q CONTAINS STATEMENTS, WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "ESTIMATES", "WILL", "SHOULD", "PLANS" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. THESE FACTORS INCLUDE GENERAL ECONOMIC AND BUSINESS CONDITIONS, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS, CHANGING PRICES AND MARKET CONDITIONS, AND THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

     The following should be read in conjunction with the response to Part I,
Item 1 of this Report and the Prospectus.

OVERVIEW

     The Company owns 29 automobile dealerships located in Texas and Oklahoma representing 19 American and Asian brands including Acura, Chevrolet, Chrysler, Dodge, Eagle, GMC, Honda, Isuzu, Jeep, Lexus, Lincoln, Mercury, Mitsubishi, Nissan, Oldsmobile, Plymouth, Pontiac, Suzuki and Toyota. Additionally, the Company provides maintenance and repair services at its 29 dealerships and five collision service centers. The Company utilizes approximately 500 service bays in providing these services. The Company expects that a significant portion of its future growth will be derived from acquisitions of additional dealerships.

     The Company plans to achieve its goal of becoming a leading consolidator, while maintaining its high operating standards in the automotive retailing industry, by (i) emphasizing growth through acquisitions and (ii) implementing an operating strategy that focuses on decentralized dealership operations, nationally centralized administrative functions, the expansion of higher margin businesses, a commitment to customer service and the implementation of new technology initiatives. By complementing the Founding Groups' industry leaders, management talent and proven operating capabilities with the Company's corporate management team which is experienced in achieving and managing long-term growth in a consolidation environment, the Company believes that it is in a strong position to execute this strategy.

     The Company has diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair services, finance fees, insurance commissions, extended service contract sales, documentary fees and after-market product sales. Sales revenues include sales to retail customers, other dealers and wholesalers. Other dealership revenue includes revenue from the sale of financing, insurance and extended service contracts, net of a provision for anticipated chargebacks, and documentary fees charged to customers.

     The Company's gross profit will vary as the Company's merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, collision repair services and other dealership revenues) changes. The gross margin realized by the Company on the sale of its products and services generally varies between approximately 6.5% and 60.0%, with new vehicle sales generally resulting in the lowest gross margin and other dealership revenues and parts and service sales generally resulting in the highest gross margin. When the Company's new vehicle sales increase or decrease at a rate greater than the Company's other revenue sources, the Company's gross margin will respond inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact the Company's merchandise mix and, therefore influence the Company's gross margin.

     Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest credits received from certain manufacturers and interest income earned.

PRO FORMA COMBINED FOUNDING GROUPS' DATA

     The following pro forma combined Founding Groups' data for the three months ended September 30, 1996 and September 30, 1997, and the nine months ended September 30, 1996 and September 30, 1997 do not purport to present the combined Founding Groups in accordance with generally accepted accounting principles, but represent a summation of certain data of the individual Founding Groups on an historical basis including the effects of the pro forma adjustments. This data will not be comparable to and may not be indicative of the Company's post-combination results of operations because (i) the Founding Groups were not under common control of management and had different tax structures (S Corporations and C Corporations) during the periods presented and (ii) the Company will use the purchase method to establish a new basis of accounting to record the acquisitions.

     The following tables sets forth certain unaudited pro forma combined data of the Founding Groups for the periods indicated:

     OPERATIONS DATA
                                             THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------   ------------------------------------------
                                                 1996                    1997                   1996                   1997
                                        -------------------------------------------   ------------------------------------------
                                          AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT      PERCENT      AMOUNT  PERCENT
                                          ------     -------     ------     -------     ------      -------      ------  -------
Revenues:
  New vehicle sales.................    $ 127,767     57.7%    $ 140,098     58.7%    $ 354,938      56.7%    $ 391,928    56.9%
  Used vehicle sales................       68,246     30.8%       72,168     30.2%      197,848      31.6%      220,735    32.0%
  Parts and service sales...........       20,041      9.0%       19,988      8.4%       56,707       9.1%       58,389     8.5%
  Other dealership revenues, net....        5,478      2.5%        6,453      2.7%       16,436       2.6%       17,998     2.6%
                                        ---------    -----     ---------    -----     ---------     -----     ---------   -----
                 Total revenues.....      221,532    100.0%      238,707    100.0%      625,929     100.0%      689,050   100.0%
Cost of sales.......................      191,792     86.6%      206,287     86.4%      540,302      86.3%      595,380    86.4%
                                        ---------    -----     ---------    -----     ---------     -----     ---------   -----
Gross profit........................    $  29,740     13.4%    $  32,420     13.6%    $  85,627      13.7%    $  93,670    13.6%
                                        =========    =====     =========    =====     =========     =====     =========   =====

     NEW VEHICLE DATA

                                                      PRO FORMA COMBINED COMPANY'S NEW VEHICLE DATA
                                                  -------------------------------------------------------
                                                       THREE MONTHS                    NINE MONTHS
                                                     ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                     1996           1997          1996           1997
                                                  ----------     ----------     ----------     ----------
Retail unit sales.............................         5,838          6,298         16,229         17,923
Retail sales revenue..........................    $  127,767     $  140,098     $  354,938     $  391,928
Gross profit..................................    $    9,374     $   10,015     $   25,952     $   28,835
Gross margin..................................           7.3%           7.1%           7.3%           7.4%
Average gross profit per retail unit sold.....    $    1,606     $    1,590     $    1,599     $    1,609

     USED VEHICLE DATA

                                                      PRO FORMA COMBINED COMPANY'S USED VEHICLE DATA
                                                  -------------------------------------------------------
                                                       THREE MONTHS                    NINE MONTHS
                                                     ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                     1996           1997          1996           1997
                                                  ----------     ----------     ----------     ----------
Retail unit sales.............................         4,509          4,720         13,214         13,923
Retail sales revenue (1)......................    $   57,972     $   59,496     $  168,063     $  180,350
Gross profit..................................    $    5,574     $    5,526     $   16,588     $   16,161
Gross margin..................................           9.6%           9.3%           9.9%           9.0%
Average gross profit per retail unit sold.....    $    1,236     $    1,171     $    1,255     $    1,162

-------------
(1) Excludes wholesale revenues.

     PARTS AND SERVICE DATA

                                                    PRO FORMA COMBINED COMPANY'S PARTS AND SERVICE DATA
                                                  -------------------------------------------------------
                                                       THREE MONTHS                    NINE MONTHS
                                                     ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                     1996           1997          1996           1997
                                                  ----------     ----------     ----------     ----------
Retail sales revenue..........................    $   20,041     $   19,988     $   56,707     $   58,389
Gross profit..................................    $    9,314     $   10,426     $   26,651     $   30,656
Gross margin..................................          46.5%          52.2%          47.0%          52.5%

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER, 30, 1996

     REVENUES. Revenues increased $17.2 million, or 7.8% from $221.5 million for the three months ended September 30, 1996 to $238.7 million for the three months ended September 30, 1997. New vehicle sales increased $12.3 million, or 9.6% from $127.8 million for the three months ended September 30, 1996 to $140.1 million for the three months ended September 30, 1997. The increase is primarily attributable to strong customer acceptance of the Founding Group's products, particularly Lexus, new franchise operations and successful marketing efforts. The new franchise operations consist of a new Nissan franchise and a new Isuzu franchise awarded to the Company during 1996. Used vehicle sales increased $4.0 million, or 5.9% from $68.2 million for the three months ended September 30, 1996 to $72.2 million for the three months ended September 30, 1997. This increase is primarily attributable to the new franchise operations and successful marketing efforts. Parts and service sales remained constant at $20.0 million for the three months ended September 30, 1996 and for the three months ended September 30, 1997. Other dealership revenues increased $1.0 million or $18.2% from $5.5 million for the three months ended September 30, 1996 to $6.5 million for the three months ended September 30, 1997. The increase is due primarily to an increase in the number of retail new and used vehicle sales and an increase in the percentage of new vehicles financed.

     GROSS PROFIT. Gross profit increased $2.7 million, or 9.1% from $29.7 million for the three months ended September 30, 1996 to $32.4 million for the three months ended September 30, 1997. The increase is attributable to increased sales and an increased gross margin. The gross margin increased from 13.4% for the three months ended September 30, 1996 to 13.6% for the three months ended September 30, 1997. The increased gross margin resulted primarily from an increase in the parts and service gross margin and an increase in other dealership revenues as a percentage of total revenues.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

     REVENUES. Revenues increased $63.2 million, or 10.1% from $625.9 million for the nine months ended September 30, 1996 to $689.1 million for the nine months ended September 30, 1997. New vehicle revenues increased $37.0 million, or 10.4% from $354.9 million for the nine months ended September 30, 1996 to $391.9 million for the nine months ended September 30, 1997. This increase is attributable to new franchise operations, consisting of a new Dodge franchise, a new Nissan franchise and a new Isuzu franchise, in addition to successful marketing efforts and strong customer acceptance of the Founding Group's products, particularly Lexus and Nissan. Used vehicle revenues increased $22.9 million or 11.6% from $197.8 million for the nine months ended September 30, 1996 to $220.7 million for the nine months ended September 30, 1997. The overall increase is attributable primarily to new franchise operations and successful marketing efforts. Parts and service sales increased $1.7 million, or 3.0% , from $56.7 million for the nine months ended September 30, 1996 to $58.4 million for the nine months ended September 30, 1997. The increase is primarily attributable to new and expanded operations. Other dealership revenues increased $1.6 million or 9.8% from $16.4 million for the nine months ended September 30, 1996 to $18.0 million for the nine months ended September 30, 1997. The increase is due primarily to an increase in the number of retail new and used vehicle sales.

     GROSS PROFIT. Gross profit increased $8.1 million, or 9.5%, from $85.6 million for the nine months ended September 30, 1996 to $93.7 million for the nine months ended September 30, 1997. The increase is attributable to increased revenues offset by a slight decline in gross margin from 13.7% for the nine months ended September 30, 1996 to 13.6% for the nine months ended September 30, 1997. The decrease in gross margin is primarily due to a change in the merchandise mix as vehicle sales became a greater percentage of total revenues. The gross margin on new retail vehicle sales increased from 7.3% for the nine months ended September 30, 1996 to 7.4% for the nine months ended September 30, 1997. The gross margin on used retail vehicle sales decreased from 9.9% for the nine months ended September 30, 1996, to 9.0% for the nine months ended September 30, 1997. The decline is due primarily to increased competitive pressures in the marketplace and a focus on reducing inventory levels at certain of the franchises. The gross margin on parts and service sales increased from 47.0% for the nine months ended September 30, 1996 to 52.5% for the nine months ended September 30, 1997. The increase is primarily attributable to focusing on more profitable components of the parts and service business.

COMBINED FOUNDING GROUPS' COMMITMENTS AND FINANCING ACTIVITIES

     CREDIT FACILITY

     The Company has negotiated and executed an arrangement letter with Chase Securities, Inc. and Comerica Bank for a $125 million Credit Facility (the "Credit Facility") which may be used by the Company for acquisitions, floorplan financing, general corporate purposes, capital expenditures and working capital. The arrangement letter provides for Chase Securities, Inc. to use commercially reasonable efforts to assemble a syndicate of financial institutions.

     ACQUISITION OF FOUNDING GROUPS AND INITIAL PUBLIC OFFERING

     On November 3, 1997 the Company acquired the Founding Groups for $5.4 million in cash and 9,074,915 shares of common stock. On November 4, 1997 the Company completed its initial public offering of 5,520,000 shares of common stock which included 720,000 shares issued pursuant to the exercise of the underwriters over-allotment option and 371,864 shares sold by the selling stockholder. The Company received net proceeds, after giving effect to the underwriter's discount, of approximately $57.5 million, before payment of estimated offering costs of $5.0 million. The Company, to date, has utilized the proceeds from the Offering to pay the cash portion of the purchase price, reduce floorplan debt and for working capital.

     The Company intends to actively pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional common stock, borrowings, including use of amounts available under its Credit Facility, and cash flow from operations. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility or other sources of financing. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of the Company's business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could be expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 3, 1997 the Company issued 9,074,915 shares of it common stock in completing the acquisitions of the Howard Group, McCall Group, Smith Group and Kingwood Group, pursuant to the stock purchase agreements executed on June 14, 1997. The Company relied on Regulation D under the Securities Act of 1933 as an exemption from Registration.

     The Company's Registration Statement on Form S-1 (Registration No. 333-29893), as amended, initially filed with the Securities and Exchange Commission on June 24, 1997, became effective concurrent with the commencement of the Offering on October 29, 1997. The Company closed the Offering on November 4, 1997. In the Offering, the Company registered for sale 5,148,136 shares of common stock at an aggregate offering price of approximately $61.8 million, for the account of the Company, and 371,864 shares of common stock at an aggregate offering price of approximately $4.5 million, for the account of the selling stockholder. Included in the 5,148,136 shares sold by the Company were 720,000 shares sold pursuant to the underwriter's over-allotment option. All of the shares registered for the account of the Company and for the account of the selling stockholder were sold in the Offering for approximately $61.8 million and approximately $4.5 million, respectively. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch & Co. and NationsBanc Montgomery Securities, Inc. The underwriter's discount paid by the Company in connection with the Offering totaled $4.3 million and estimated Offering expenses paid by the Company were approximately $5.0 million. The net proceeds to the Company after giving effect to the underwriter's discount and Offering expenses were approximately $52.5 million. Of the net proceeds to the Company, $5.4 million was used to pay the cash portion of the purchase price of the acquisitions, which included $2.3 million paid to Robert E. Howard, II, an officer, director and significant stockholder of the Company. Approximately $31.7 million of the net proceeds have been utilized to repay indebtedness, approximately $5.2 million of the net proceeds have been deposited in temporary investments with the remaining proceeds being used for working capital purposes.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS:

1. 27. Financial Data Schedule

B. REPORTS ON FORM 8-K:

   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Group 1 Automotive, Inc.

December 10, 1997                  By: /s/ SCOTT L. THOMPSON
----------------------                -----------------------------------------
Date                                  Scott L. Thompson, Senior Vice-President,
                                      Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                         Financial Data Schedule