Form 10-K
period 1997-12-31
GROUP 1 AUTOMOTIVE INC
filed 1998-03-30
CIK 1031203

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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


        Registrant's telephone number including area code (713)467-6268


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of Securities                        Exchanges on which Registered
        -------------------                        -----------------------------

COMMON STOCK, PAR VALUE $.01 PER SHARE             NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $90,296,000 as of March 27, 1998 (based on the last sale price of such stock as quoted on the New York Stock Exchange). At such date there was no non-voting stock outstanding.

         As of March 27, 1998, there were 16,101,209 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

         Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 28, 1998, which is incorporated into Part III of this Form 10-K.

                               TABLE OF CONTENTS

PART I...............................................................................................................   4
  Item 1.  Business..................................................................................................   4
  Item 2.  Properties................................................................................................  14
  Item 3.  Legal Proceedings.........................................................................................  16
  Item 4.  Submission of Matters to a Vote of Security Holders.......................................................  17

PART II..............................................................................................................  17
  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ....................................  17
  Item 6.  Selected Consolidated Financial Data  ....................................................................  18
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....................  19
  Item 8.  Financial Statements and Supplementary Data ..............................................................  30
  Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .....................  31

PART III ............................................................................................................  31
  Item 10.  Directors and Executive Officers of the Registrant ......................................................  31
  Item 11.  Executive Compensation ..................................................................................  31
  Item 12.  Security Ownership of Certain Beneficial Owners and Management ..........................................  31
  Item 13.  Certain Relationships and Related Transactions ..........................................................  31

PART IV .............................................................................................................  32
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................................  32

                                     PART I
ITEM 1.  BUSINESS

GENERAL

          Group 1 Automotive, Inc. ("Group 1" or the "Company") was founded to become a leading operator and consolidator in the highly fragmented automotive retailing industry. Simultaneously with the closing of its initial public offering ("IPO") in November 1997, Group 1 acquired four automobile dealership groups ("Founding Groups") comprised of 30 automobile dealership franchises. During the first quarter of 1998, the Company closed acquisitions which comprise four additional automobile dealership franchises. The Company's automobile dealership franchises are located in Florida, Georgia, Oklahoma and Texas, and sell new and used cars and light trucks, provide maintenance and repair services, sell replacement parts and arrange related financing, insurance and extended service contracts.

BUSINESS STRATEGY

          Group 1 plans to achieve its goal of becoming a leading consolidator, while maintaining its high operating standards, in the automotive retailing industry, by (i) emphasizing growth through acquisitions and (ii) implementing an operating strategy that focuses on decentralized dealership operations, nationally centralized administrative functions, the expansion of higher margin businesses, a commitment to customer service and the implementation of new technology initiatives. By complementing the Founding Groups' industry leaders, management talent and proven operating capabilities with a corporate management team which is experienced in achieving and managing long-term growth in a consolidation environment, the Company believes that it is in a strong position to execute this strategy.

GROWTH THROUGH ACQUISITIONS

          Group 1 has implemented an aggressive, yet disciplined, acquisition program by pursuing (i) large, profitable and well managed "platform" acquisitions in large metropolitan and high-growth suburban geographic markets that the Company does not currently serve and (ii) smaller "tuck-in" acquisitions that will allow the Company to increase brand diversity, capitalize on regional economies of scale and offer a greater breadth of products and services in each of the markets in which it operates. In this regard, the Company has obtained a $125 million credit facility, of which a portion will be used, in combination with the Company's common stock, for acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Information and Certain Risks and Uncertainties that Could Affect Future Operating Results".

          ENTERING NEW GEOGRAPHIC MARKETS. Group 1 intends to expand into geographic markets it does not currently serve by acquiring large, profitable and well established megadealers that, like the Founding Groups, are leaders in their regional markets. The Company will target new platform megadealers having superior operational and financial management personnel which the Company will seek to retain. Group 1 believes that the retention of existing high quality management will enable acquired megadealers to continue to operate effectively with management personnel who understand the local market while allowing the Company to source future acquisitions more effectively and expand its operations without having to employ and train untested new personnel. Moreover, Group 1 believes that the Company will be well positioned to pursue larger, well established acquisition candidates as a result of its depth of management, the Company's capital structure and the reputation of the principals of the Founding Groups as leaders in the automotive retailing industry.

          EXPANDING WITHIN EXISTING MARKETS. Group 1 plans to acquire additional dealerships in each of the markets in which it operates, including acquisitions that increase the brands, products or services offered in that market. Group 1 believes that these acquisitions facilitate the Company's operating efficiencies and cost savings on a regional level in areas such as facility and personnel utilization, vendor consolidation and advertising.

          RECENT ACQUISITIONS. The Company has signed definitive purchase agreements related to eight dealership acquisitions. Three of these acquisitions are new platforms and will expand the Company's geographic diversity to include Georgia, New Mexico and South Florida. Certain of the remaining acquisitions are tuck-ins which will complement the Company's platform operations in Austin and Beaumont, Texas and in South Florida. These acquisitions will bring the Company's total number of dealership franchises to 58 and the number of brands represented to 24. The closing of each of these acquisitions is subject to customary closing conditions, including manufacturer approval and the completion of due diligence. The aggregate consideration paid, or to be paid, in completing these acquisitions, including real estate acquired and excluding the assumption of an estimated $92.5 million of inventory financing, is $80.2 million in cash and 3,450,358 shares of Group 1 Common Stock.

          As part of certain of the acquisitions the Company has committed, for a limited period of time, to certain sellers, that they will realize an agreed upon minimum price upon the sale of the Common Stock received in the acquisitions. If the Company is called upon to perform under this arrangement, the cash payment will result in an increase in Goodwill on the balance sheet of Group1. No Common Stock issued in the acquisitions is permitted to be sold for a minimum of one year from the date of its issuance.

          Additionally, in certain transactions, the sellers may earn contingent consideration ("Earnouts") based on an increase in earnings before taxes of their operations, as defined. Currently, the future amounts payable are not determinable. When made, the contractual provisions governing the payments will result in approximately one-half of the payments being made in Group 1 Common Stock and one-half in cash. The Earnout amounts, if earned, will result in increases in Goodwill on the balance sheet of Group 1.

          In connection with these acquisitions, certain of the former owners involved in the management of the dealerships will execute long-term employment agreements with the Company that contain post-employment non-competition covenants. Generally, the real estate and facilities comprising the acquired dealerships are leased from affiliates of the former stockholders of the acquired companies under long-term leases, with fair market value rental rates.

OPERATING STRATEGY

          Group 1 has implemented an operating strategy that focuses on decentralized dealership operations, nationally centralized administrative functions, expansion of higher margin businesses, commitment to customer service and new technology initiatives.

          Group 1 has formed an operations committee comprised of the chief operating officers of the Founding Groups and the general managers of the dealerships in order to identify and share best practices. Group 1 intends to incorporate the key officers and management of the Company's future acquisitions into this operations committee. Group 1 believes that this operations committee will promote the widespread application of the Company's broad strategic initiatives, facilitate the integration of the future acquisitions and improve operating efficiency and overall customer satisfaction.

          DECENTRALIZED DEALERSHIP OPERATIONS. Group 1 believes that decentralizing the Company's dealership operations on a regional, or platform, basis enables it to provide superior customer service and a focused, market-specific responsiveness to sales, service, marketing and inventory control. Local presence and an in-depth knowledge of customers' needs and preferences are important in generating internally-driven market share growth. By coordinating certain operations on a platform basis, the Company believes that it will achieve cost savings in such areas as vendor consolidation, facility and personnel utilization and advertising. Group 1 has created incentives for the Company's entrepreneurial management teams and sales forces at the regional level through the use of stock options and/or cash bonus programs.

          NATIONALLY CENTRALIZED ADMINISTRATIVE FUNCTIONS. The consolidation of purchasing power on a centralized basis in the area of financing should result in significant cost savings. For example, all of the Company's floorplan financing has benefited from interest rate reductions. Furthermore, Group 1 expects that significant cost savings can be achieved through the consolidation of administrative functions such as risk management, employee benefits and employee training. For example, Group 1 has negotiated insurance coverage that will result in annual cost savings to the Company of approximately 25 to 30 percent from the costs incurred by the Founding Groups prior to their being acquired by Group 1.

          EXPAND HIGHER MARGIN ACTIVITIES. The Company is focusing on expanding higher margin businesses such as used vehicle retail sales, parts and service and finance and insurance. While each of the Company's platforms operates independently in a manner consistent with its specific market's characteristics, each platform will pursue an integrated strategy to grow each of these higher margin businesses to enhance profitability and stimulate internal growth. With a competitive advantage in sourcing and attractive lease financing, new vehicle franchises are especially well positioned to capitalize on industry growth in used vehicle sales. In addition, each of the Company's dealerships offer an integrated parts and service department, which provides an important source of recurring higher margin revenues. The Company also has the opportunity on each new or used vehicle sold to generate incremental revenues from the sale of extended service contracts, credit insurance policies and finance and lease contracts. Each of these business areas is a focus of internal growth.

          COMMITMENT TO CUSTOMER SERVICE. The Company is focused on providing a high level of customer service to meet the needs of an increasingly sophisticated and demanding automotive consumer. The Company's dealerships strive to cultivate lasting relationships with its customers, which the Company believes enhances the opportunity for significant repeat and referral business. For example, the dealerships regard their service and repair activities as an integral part of their overall approach to customer service, providing an opportunity to foster ongoing relationships with their customers and deepen customer loyalty. The Company's dealerships will continuously review their selling processes in their effort to satisfy their customers.

DEALERSHIP OPERATIONS

          Each platform has an established management structure that promotes and rewards entrepreneurial spirit, individual pride and responsibility and the achievement of team goals. The general manager of each dealership is ultimately responsible for the operation, personnel and financial performance of the dealership. The general manager is complemented with a management team consisting of a new vehicle sales manager, used vehicle sales manager, parts and service managers and finance managers. Each dealership is operated as a distinct profit center, in which dealership general managers are given a high degree of autonomy. The general manager and the other members of the dealership management team, as long-time members of their local communities, are typically best able to judge how to conduct day- to-day operations based on the team's experience in and familiarity with its local market.

          NEW VEHICLE SALES. The Company currently represents 20 American and Asian brands of economy, family, sports and luxury cars and light trucks and sport utility vehicles. The following table sets forth for 1997, certain information relating to the brands of new vehicles sold at retail by the Company on a pro forma basis assuming that the acquisitions of the Founding Groups occurred on January 1, 1997. These results may not be indicative of the Company's post-combination results:

                                           NUMBER OF NEW         PERCENTAGE OF
            MANUFACTURER               VEHICLES SOLD AT RETAIL      TOTAL
           --------------              ----------------------    -------------

       Toyota  .................               5,938                 25.6%
       Nissan  .................               4,518                 19.5
       Honda ...................               2,868                 12.4
       Chevrolet ...............               1,597                  6.9
       Lexus ...................               1,279                  5.5
       GMC .....................                 998                  4.3
       Acura ...................                 874                  3.8
       Dodge ...................                 814                  3.5
       Mitsubishi...............                 810                  3.5
       Pontiac .................                 700                  3.0
       Isuzu ...................                 696                  3.0
       Chrysler ................                 578                  2.5

       Jeep  ......................             516                 2.2
       Mazda ......................             291                 1.3
       Mercury ....................             204                 0.9
       Other ......................             520                 2.1
                                       ----------------------    -------------
                 Total                        23,201              100.0%
                                       ======================    =============

         The dealerships new vehicle retail sales include traditional new vehicle retail lease transactions and lease-type transactions, both of which are arranged by the dealerships. New vehicle leases generally have short terms, which brings the consumer back to the market sooner than if the purchase were debt financed. In addition, leases provide the dealerships with a steady source of late-model, off-lease vehicles for its used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, which allows the dealerships to provide repair service to the lessee throughout the lease term.

         The dealerships seek to provide customer-oriented service designed to meet the needs of its customers and establish lasting relationships that will result in repeat and referral business. For example, the dealerships strive to: (i) employ more efficient selling approaches; (ii) utilize computer technology that decreases the time necessary to purchase a vehicle; (iii) engage in extensive follow-up after a sale in order to develop long-term relationships with customers; and (iv) extensively train their sales staffs to be able to meet the needs of the customer. The dealerships continually evaluate innovative ways to improve the buying experience for their customers. The Company believes that its ability to share best practices among its dealerships gives it an advantage over smaller dealerships.

         The dealerships acquire substantially all their new vehicle inventory from the automobile manufacturers ("Manufacturers"). Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. The dealerships finance their inventory purchases through revolving credit arrangements known in the industry as floorplan facilities.

         USED VEHICLE SALES. The Company sells used vehicles at each of its franchised dealerships. Sales of used vehicles have become an increasingly significant source of profit for the dealerships. Consumer demand for used vehicles has increased as prices of new vehicles have risen and as more high quality used vehicles have become available. Furthermore, used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. The Company intends to continue growing its used vehicle sales operations by maintaining a high quality inventory, providing competitive prices and extended service contracts for its used vehicles and continuing to promote used vehicle sales.

         Profits from sales of used vehicles are dependent primarily on the ability of the dealerships to obtain a high quality supply of used vehicles and effectively manage that inventory. The Company's new vehicle operations provide the used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which are the best sources of high quality used vehicles. The dealerships supplement their used vehicle inventory with used vehicles purchased at auctions.

         Each of the dealerships generally maintains a 45 to 60 day supply of used vehicles and offers to other dealers and wholesalers used vehicles that they do not retail to customers. Trade-ins may be transferred among dealerships to provide balanced inventories of used vehicles at each of the Company's dealerships. Group 1 believes that the acquisitions of additional dealerships will expand the internal market for transfers of used vehicles among the Company's dealerships and, therefore, increase the ability of each of the Company's dealerships to offer the same brand of used vehicles as it sells new and to maintain a balanced inventory of used vehicles. Group 1 intends to develop integrated computer inventory systems that will allow it to coordinate vehicle transfers between the Company's dealerships, primarily on a regional basis.

         The dealerships have taken several steps towards building client confidence in their used vehicle inventory, one of which includes their participation in the Manufacturers' certification processes which are available only to new vehicle franchises. This process makes these used vehicles eligible for new vehicle benefits such as new vehicle finance rates and extended Manufacturer warranties. In addition, the dealerships offer extended warranties covering the used vehicles that they sell.

         Group 1 believes that franchised dealership strengths in offering used vehicles include: (i) access to trade- ins on new vehicle purchases, which are typically lower mileage and higher quality relative to trade-ins on used car purchases, (ii) access to late-model, low mileage off-lease vehicles, and (iii) the availability of Manufacturer certification programs for the Company's higher quality used vehicles. This supply of high quality trade-ins and off-lease vehicles reduces the Company's dependence on auction vehicles, which are typically a higher cost source of used vehicles.

         PARTS AND SERVICE SALES. The Company provides parts and service at each of its franchised dealerships primarily for the vehicle makes sold at that dealership. The Company performs both warranty and non-warranty service work.

         Historically, the automotive repair industry has been highly fragmented. However, the Company believes that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to retain the expertise to perform major or technical repairs. Additionally, Manufacturers permit warranty work to be performed only at franchised dealerships. Hence, unlike independent service stations, or independent and superstore used car dealerships with service operations, the Company's franchised dealerships are qualified to perform work covered by Manufacturer warranties. Given the increasing technological complexity of motor vehicles and the trend toward extended manufacturer and dealer warranty periods for new vehicles, Group 1 believes that an increasing percentage of repair work will be performed at the Company's franchised dealerships, each of which have the sophisticated equipment and skilled personnel necessary to perform such repairs and offer extended service contracts.

         The Company attributes its profitability in parts and service to a comprehensive management system, including the use of variable rate pricing structures, cultivation of strong customer relationships through an emphasis on preventive maintenance and the efficient management of parts inventory.

         In charging for their mechanics' labor, the dealerships use variable rate structures designed to reflect the difficulty and sophistication of different types of repairs. The percentage mark-ups on parts are similarly priced based on market conditions for different parts. The Company believes that variable rate pricing helps the dealerships to achieve overall gross margins in parts and service superior to those of certain competitors who rely on fixed labor rates and percentage markups.

         The dealerships seek to retain each purchaser of a vehicle as a customer of the dealership's parts and service departments. The dealerships have systems in place that track their customers' maintenance records and notify owners of vehicles purchased or serviced at the dealerships when their vehicles are due for periodic services. The dealerships regard service and repair activities as an integral part of their overall approach to customer service, providing an opportunity to foster ongoing relationships with the dealership's customers and deepen customer loyalty.

         The dealerships' parts departments support their respective sales and service departments. Each of the dealerships sells factory-approved parts for vehicle makes and models sold by that dealership. These parts are either used in repairs made by the dealership or sold at retail to its customers or at wholesale to independent repair shops and other franchised dealerships. Currently, each of the dealerships employs its own parts manager and independently controls its parts inventory and sales. Dealerships that sell the same new vehicle makes have access to each other's computerized inventories and frequently obtain unstocked parts from other dealerships.

         OTHER DEALERSHIP REVENUES. Other dealership revenues consist primarily of finance and insurance income. The dealerships arrange financing for their customers' vehicle purchases, sell extended service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on finance and insurance ("F&I") and offer advanced F&I training to their finance and insurance managers. Typically, the dealerships forward proposed financing contracts to Manufacturers' captive finance companies, selected commercial banks or other financing parties. The dealerships receive a financing fee from the lender for arranging the financing and are typically assessed a charge-back against a portion of the financing fee if the contract is terminated prior to its scheduled maturity for any reason, such as early repayment or default. As a result, the dealerships must arrange financing for a customer that is competitive (i.e., the customer is more likely to accept the financing terms and the loan is less likely to be refinanced) and affordable (i.e., the loan is more likely to be repaid). The Company does not own a finance company and, generally, does not retain significant credit risk after a loan is made.

         At the time of a new vehicle sale, the dealerships offer extended service contracts to supplement the Manufacturer warranty. Additionally, the dealerships sell primary service contracts for used vehicles. Currently, the dealerships primarily sell service contracts of third party vendors, for which they recognize a commission upon the sale of the contract.

         The dealerships also offer certain types of credit insurance to customers who arrange the financing of their vehicle purchases through the dealerships. The dealerships sell credit life insurance policies to these customers, which policies provide for repayment of the vehicle loan if the obligor dies while the loan is outstanding. The dealerships also sell accident and health insurance policies, which provide payment of the monthly loan obligations during a period in which the obligor is disabled.

AGREEMENTS WITH MANUFACTURERS

         PUBLIC ENTITY AGREEMENTS

         As a condition to granting their consent to the acquisition of the Founding Groups, American Honda Motor Co., Inc. ("American Honda"), General Motors Corporation ("GM"), Toyota Motor Sales, U.S.A., Inc. ("Toyota Motor"), Nissan North America, Inc. ("Nissan North America"), American Isuzu Motors, Inc. ("American Isuzu"), Ford Motor Company ("Ford Motor") and Mitsubishi Motor Sales of America, Inc., ("Mitsubishi Motor") imposed restrictions on the Company. These restrictions include restrictions on (i) the acquisition of more than a specified percentage of the Company's Common Stock (5% in the case of American Honda; 20% in the case of GM, Toyota Motor, Nissan North America and American Isuzu, and 50% in the case of Ford Motor and Mitsubishi Motor) by any one person who in the opinion of the Manufacturer is unqualified to own a dealership of such Manufacturer or has interests incompatible with the Manufacturer, (ii) certain material changes in the Company or extraordinary corporate transactions such as a merger or sale of a material amount of assets;
(iii) the removal of a dealership general manager without the consent of the Manufacturer; (iv) the use of dealership facilities to sell or service new vehicles of other Manufacturers; (v) in the case of GM, the advertising or marketing of non-GM operations with GM operations; (vi) in the case of Ford Motor, mandatory binding arbitration of any dispute between the Company and Ford Motor concerning Ford Motor's franchise agreements; (vii) in the case of Nissan Motor, a decrease in ownership of the Company's Common Stock to below 169,750 or 739,239 shares by Charles M. Smith or Robert E. Howard II, respectively, directors of the Company, at any time during the five-year period following the Company's execution of the new Nissan Motor franchise agreement;
(viii) in the case of GM and Mitsubishi Motor, any change in control of the Company's Board of Directors; and (ix) in the case of Ford Motor, any change in the Company's Board of Directors or management.

         Toyota Motor policies currently applicable to Group 1 limit the number of dealerships which may be owned by any one group to seven Toyota and three Lexus dealerships nationally and restricts the number of dealerships that may be owned to (i) the greater of one dealership, or 20% of the Toyota dealer count in a "Metro" market (multiple Toyota dealership markets as defined by Toyota Motor), (ii) a specified number (ranging from three to five) in any Toyota region (currently 12 geographic regions), provided that if a calculation based on retail sales of all Toyota dealerships owned in a region by Group 1 is less than 9% of a calculation based on retail sales of all Toyota dealerships in the region, the number of Toyota dealerships that may be acquired is increased for each region up to seven dealerships, and (iii) two Lexus dealerships in any one of the four Lexus geographic areas. Toyota Motor further requires that at least nine months elapse between acquisitions of Toyota or Lexus dealerships. Similarly, it is currently the policy of American Honda to restrict any company from holding more than seven Honda or more than three Acura franchises nationally and to restrict the number of franchises to (i) one Honda dealership in a "Metro" market (a metropolitan market represented by two or more Honda dealers) with two to 10 Honda dealership points, (ii) two Honda dealerships in a Metro market with 11 to 20 Honda dealership points, (iii) three Honda dealerships in a Metro market with 21 or more Honda dealership points, (iv) no more than 4% of the Honda dealerships in any one of the 10 Honda geographic zones, (v) one Acura dealership in a Metro market (a metropolitan market with two or more Acura dealership points), and (vi) two Acura dealerships in any one of the six Acura geographic zones. Toyota Motor and American Honda also prohibit ownership of contiguous dealerships and the dualing of a franchise with any other brand without their consent. Because the Company intends to pursue "platform" acquisitions in large metropolitan markets that the Company does not currently serve, as well as "tuck-in" acquisitions that will increase brand diversity, the Company's acquisition program will not be dependent on its ability to acquire multiple dealerships of any one Manufacturer in any given Metro market. Therefore, the Company does not believe that the foregoing restrictions on ownership of contiguous dealers impose significant limitations on its acquisition program.

        American Honda also requires that 50% of the outstanding Common Stock of the Company be owned at all times by persons approved by American Honda. Because the Company intends to finance future acquisitions by issuing shares of Common Stock as full or partial consideration for acquired dealerships, such restriction could have the effect of limiting the Company's ability to implement its acquisition program. The Company's agreement with American Honda ("Honda Agreement") also requires American Honda's approval prior to any future public offering of Common Stock of the Company, and provides that American Honda shall have the right to approve the acquisition of more than 5% of the Common Stock of the Company by any individual or entity, and any subsequent acquisition of more than 10%, if such acquisition is reasonably deemed to be detrimental to the interests of American Honda. The Honda Agreement provides that any such acquisition may be reasonably deemed to be detrimental to the interests of American Honda if the acquiring entity (a) competes with American Honda or its parent, subsidiaries or affiliates in the manufacturing, marketing or selling of automobile products or services, or owns a substantial economic interest in an entity that so competes (not including any dealership that sells products of a competing manufacturer); (b) has criminal affiliations or a criminal record; (c) has inadequate experience in the automotive sales and service business; (d) has an unacceptable credit rating; (e) has unacceptable customer satisfaction index ("CSI") scores; or (f) has had prior unsatisfactory relationships with American Honda. An institutional investor may acquire up to 10% of the Common Stock of the Company without the consent of American Honda, unless such institutional investor (a) is owned or controlled by or has a substantial economic interest in an entity that competes with American Honda; (b) has criminal affiliations or a criminal record; or (c) has acquired, or has a reasonable likelihood of acquiring a controlling interest in the Company. The Company will be required to notify American Honda with respect to any such acquisition or proposed acquisition, and if American Honda does not approve of such acquisition, the Company will be required to use its best efforts to prevent such acquisition or, if such acquisition has already occurred, to reacquire the shares so transferred. The inability of the Company to prevent such acquisition or to reacquire the shares will be deemed to be a material breach of the Honda Agreement. In addition, pursuant to the Honda Agreement, each stockholder of the Founding Groups has agreed not to sell, transfer or in any manner encumber any of the shares of Common Stock of the Company acquired by them pursuant to the acquisitions, or enter into any agreement or other arrangement providing for the voting of such shares of Common Stock, without the prior written approval of American Honda. In the event of any transfer of shares of Common Stock in violation of such restriction, the Company will be required to inform American Honda, and if American Honda does not approve such transfer, the inability of the Company either to reacquire the shares or arrange for the retransfer of such shares to a person approved by American Honda will be deemed to be a material breach of the Honda Agreement. The Honda Agreement also provides that, in the event a controlling interest in the Company or any subsidiary of the Company that owns any Honda and Acura dealerships is acquired or threatened to be acquired by an entity not approved by American Honda, American Honda will be entitled to claim material breach of the Honda Agreement and exercise its rights upon the occurrence thereof. In addition, American Honda's policy on public ownership of Honda and Acura dealerships requires that individuals or entities that acquire, own or control more than 5% of the Common Stock of the Company must provide American Honda with copies of all filings made to the Securities and Exchange Commission, all comparable filings made to state agencies and annual audited financial statements.

         Ford Motor currently limits the number of dealerships to the greater of (a) 15 Ford and 15 Lincoln Mercury dealerships, or (b) the number of dealerships with total retail sales of new vehicles in the immediately preceding calendar year that would equal not more than 5% of total Ford and Lincoln Mercury vehicles sold at retail in the United States during that year, which number for each of Ford and Lincoln

Mercury dealerships treated separately may not exceed (a) one Ford dealership in those market areas as defined by Ford Motor from time to time by Ford Motor for its dealership network having two or less authorized Ford dealerships in them, or (b) 33 1/3% of the dealerships in any market area, as defined from time to time by Ford Motor for its dealership network, having more than three authorized Ford dealerships in them (estimated by the Company to be approximately 400 dealerships assuming that each Ford and Lincoln Mercury dealership in the United States had the same revenues). GM has limited the number of GM dealerships that the Company may acquire prior to October 1999, to 10 additional GM dealership locations (any one dealership, however, may include a number of different GM franchises, such as a combination of GMC, Pontiac and Buick franchises). In addition, GM limits the maximum number of GM dealerships that the Company may acquire to 50% of the GM dealerships, by franchise line, in a GM-defined geographic market area (currently approximately 10,000 dealerships). However, Group 1's current agreement with GM does not include Saturn dealerships and the Company's future acquisition of a Saturn dealership will be subject to GM approval on a case-by-case basis.

         FRANCHISE AGREEMENTS

         Each of the dealerships operates pursuant to a franchise agreement between the applicable Manufacturer and the dealership. The typical automotive franchise agreement specifies the locations at which the dealer has the right and the obligation to sell motor vehicles and related parts and products and to perform certain approved services in order to serve a specified market area. The designation of such areas and the allocation of new vehicles among dealerships are subject to the discretion of the Manufacturer, which generally does not guarantee exclusivity within a specified territory. A franchise agreement may impose requirements on the dealer concerning such matters as the showrooms, the facilities and equipment for servicing vehicles, the maintenance of inventories of vehicles and parts, the maintenance of minimum net working capital and the training of personnel. Compliance with these requirements is closely monitored by the Manufacturer. In addition, Manufacturers require each dealership to submit a financial statement of operations on a monthly and annual basis. The franchise agreement also grants the dealer the non-exclusive right to use and display the Manufacturer's trademarks, service marks and designs in the form and manner approved by the Manufacturer.

         Each franchise agreement sets forth the name of the person approved by the Manufacturer to exercise full managerial authority over the dealership's operations and the names and ownership percentages of the approved owners of the dealership and contains provisions requiring the Manufacturer's prior approval of changes in management or transfers of ownership of the dealership. Each of the dealerships is owned, directly or indirectly, by Group 1, at the subsidiary level. A number of Manufacturers prohibit the acquisition of a substantial ownership interest in Group 1 or transactions that may affect management control of Group 1, in each case without the approval of the Manufacturer.

         Most franchise agreements expire after a specified period of time, ranging from one to five years, and Group 1 expects to renew any expiring agreements in the ordinary course of business. The typical franchise agreement provides for early termination or non-renewal by the Manufacturer under certain circumstances such as change of management or ownership without Manufacturer approval, insolvency or bankruptcy of the dealership, death or incapacity of the dealer manager, conviction of a dealer manager or owner of certain crimes, misrepresentation of certain information by the dealership, dealer manager or owner to the Manufacturer, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business, or material breach of other provisions of the franchise agreement. The dealership is typically entitled to terminate the franchise agreement at any time without cause.

         The automobile franchise relationship is also governed by various federal and state laws established to protect dealerships from the general unequal bargaining power between the parties. The following discussion of state court and administrative holdings and various state laws is based on management's beliefs and may not be an accurate description of the state court and administrative holdings and various state laws. The state statutes generally provide that it is a violation for a manufacturer to terminate or fail to renew a franchise without good cause. These statutes also provide that the manufacturer is prohibited from unreasonably withholding approval for a proposed change in ownership of the dealership. Acceptable grounds for disapproval include material reasons relating to the character, financial ability or business experience of the proposed transferee. Accordingly, certain provisions of the franchise agreements, particularly as they relate to a Manufacturer's rights to terminate or fail to renew the franchise, have repeatedly been held invalid by state courts and administrative agencies.

         For example, under Texas law, despite the terms of contracts between manufacturers and dealers, manufacturers may not unreasonably withhold approval of a transfer of a dealership. It is unreasonable under Texas law for a manufacturer to reject a prospective transferee of a dealership who is of good moral character and who otherwise meets the manufacturer's written, reasonable and uniformly applied standards or qualifications relating to the prospective transferee's business experience and financial qualifications. In addition, under Texas and Oklahoma law and the laws of other states, franchised dealerships may challenge manufacturers' attempts to establish new franchises in the franchised dealers' markets, and state regulators may deny applications to establish new dealerships for a number of reasons, including a determination that the Manufacturer is adequately represented in the region. Texas and Oklahoma law limit the ability of manufacturers to terminate or fail to renew franchises. In addition, other laws in Texas and elsewhere limit the ability of manufacturers to withhold their approval for the relocation of a franchise or require that disputes be arbitrated. In addition, a manufacturer's license to distribute vehicles in Texas and Oklahoma may be revoked if, among other things, the manufacturer has forced or attempted to force an automobile dealer to accept delivery of motor vehicles not ordered by that dealer. In Oklahoma, a manufacturer's license to operate in the state may be revoked or suspended upon a finding that a manufacturer has coerced or intimidated a dealer or acted dishonestly or failed to act in accordance with reasonable standards of fair dealing.

COMPETITION

         The automotive retailing industry is competitive. In large metropolitan areas, consumers have a number of choices in deciding where to purchase a new or used vehicle and where to have such vehicle serviced.

         In the new vehicle area, the dealerships compete with other franchised dealers in their marketing areas. The dealerships do not have any cost advantage in purchasing new vehicles from the Manufacturers, and typically rely on advertising and merchandising, sales expertise, service reputation and location of its dealerships to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale or lease of new vehicles from independent leasing companies, on-line purchasing services and warehouse clubs.

         In used vehicles, the dealerships compete with other franchised dealers, independent used car dealers, automobile rental agencies, private parties and used car "superstores" for supply and resale of used vehicles.
Used car "superstores" have recently opened in certain markets in which the dealerships compete. In addition, the Company expects that additional used car "superstores" will open in other markets in which it operates.

         Group 1 believes that the principal competitive factors in vehicle sales are the marketing campaigns conducted by Manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for particular brands of automobiles, pricing (including Manufacturer rebates and other special offers) and warranties. Group 1 believes that its dealerships are competitive in all of these areas.

         The dealerships compete against franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. The dealerships compete with other automobile dealers, service stores and auto parts retailers in their parts operations. Group 1 believes that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a Manufacturer's brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than the dealerships prices.

GOVERNMENTAL REGULATIONS

         A number of regulations affect the Company's business of marketing, selling, financing and servicing automobiles. The Company is also subject to laws and regulations relating to business corporations generally.

         Generally, the Company must obtain a license in order to establish, operate or relocate a dealership or provide certain automotive repair services. These laws also regulate the Company's conduct of business, including its advertising and sales practices.

         The Company's financing activities with its customers are subject to federal truth in lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws.
Some states regulate finance fees that may be paid as a result of vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of certain licenses, assessment of criminal and civil fines and penalties, and in certain instances, create a private cause of action for individuals. The Company believes that the dealerships comply substantially with all laws and regulations affecting their business and do not have any material liabilities under such laws and regulations and that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on its capital expenditures, earnings, or competitive position.

ENVIRONMENTAL MATTERS

         The Company is subject to a wide range of federal, state, and local environmental laws and regulations, including those governing discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. As with automobile dealerships generally, and parts, service and collision service center operations in particular, the Company's business involves the generation, use, handling and disposal of hazardous or toxic substances or wastes. Operations involving the management of hazardous and nonhazardous wastes are subject to requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for storage, treatment, and disposal of regulated wastes with which the Company must comply.

         The Company's business also involves the use of aboveground and underground storage tanks. Under applicable laws and regulations, the Company is responsible for the proper use, maintenance and abandonment of regulated storage tanks owned or operated by it, and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks. In addition to these regulated tanks, the Company owns, operates, or has otherwise abandoned other underground and aboveground devices or containers (e.g., automotive lifts and service pits) that may not be classified as regulated tanks, but which are capable of releasing stored materials into the environment, thereby potentially obligating the Company to remediate any soils or groundwater resulting from such releases.

         The Company is also subject to laws and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. Under CERCLA, these "responsible parties" may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

         Further, the Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state statutes prohibit discharges of pollutants into regulated waters without authorized National Pollution Discharge Elimination System (NPDES) and similar state permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. The Company expects to implement programs that address wastewater discharge requirements as well as containment of potential discharges and spill contingency planning.

         Environmental laws and regulations have become very complex and it has become very difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. Like virtually any network of automobile dealerships and vehicle service facilities, from time to time the Company, including any future acquisitions, can be expected to experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of the Founding Groups have been subject to any material environmental liabilities in the past and the Company does not anticipate that any material environmental liabilities will be incurred by the Founding Groups in the future. In addition, to minimize the risk of environmental liability related to acquired dealerships, the Company generally obtains environmental studies on such dealerships as a condition to their acquisition. Furthermore, the Company is in the process of establishing an environmental management program that is intended to reduce the risk of noncompliance with environmental laws and regulations. Nevertheless, environmental laws and regulations and their interpretation and enforcement are changed frequently and the Company believes that the trend of more expansive and more strict environmental legislation and regulations is likely to continue. Hence, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by the Company, or that such expenditures would not be material.

EMPLOYEES

          As of December 31, 1997, the Company employed 1,556 people, of whom approximately 193 were employed in managerial positions, 529 were employed in non-managerial sales positions, 612 were employed in non-managerial parts and service positions and 222 were employed in administrative support positions.

          Group 1 believes that its relationships with its employees are favorable. None of the Company's employees are represented by a labor union. Because of its dependence on the Manufacturers, however, the Company may be affected by labor strikes, work slowdowns and walkouts at the Manufactures' manufacturing facilities.

ITEM 2.  PROPERTIES

          Set forth in the table below is certain information relating to the properties that the Company uses in its business.

       OCCUPANT                  LOCATION                      USE                      LEASE/OWN
       --------                  --------                      ---                      ---------
  Bob Howard Automall....   13300 N. Broadway           New and used vehicle   Lease; expires in 2027 and is
                            Extension,                  sales; service; F&I    cancelable at the Company's option
                            Oklahoma City, Oklahoma                            in 2007 and at the end of each
                                                                               subsequent five year period

                            13220 N. Broadway           New and used vehicle   Lease; expires in 2027 and is
                            Extension,                  sales; service; F&I    cancelable at the Company's option
                            Oklahoma City, Oklahoma                            in 2007 and at the end of each
                                                                               subsequent five year period

                            715 W. Memorial Road,       Storage and make       Lease; expires in 1999
                            Oklahoma City, Oklahoma     ready facility

       OCCUPANT                LOCATION                    USE                       LEASE/OWN
       --------                --------                    ---                       ---------
  Bob Howard
    Chevrolet........... 13130 N. Broadway           New and used vehicle   Lease; expires in 2027 and is
                         Extension,                  sales; service; F&I    cancelable at the Company's option
                         Oklahoma City, Oklahoma                            in 2007 and at the end of each
                                                                            subsequent five year period

  Bob Howard Toyota..... 13200 N. Broadway           New and used vehicle   Lease; expires in 2027 and is
                         Extension,                  sales; service; F&I    cancelable at the Company's option
                         Oklahoma City, Oklahoma                            in 2007 and at the end of each
                                                                            subsequent five year period


  Bob Howard
    Honda/Acura......... 14137 N. Broadway           New and used vehicle   Lease; expires in 2001
                         Extension,                  sales; service; F&I
                         Edmond, Oklahoma

                         3700 S. Broadway            Collision service      Lease; expires in 1999
                         Extension,                  center
                         Edmond, Oklahoma

  Bob Howard Dodge ..... 616 W. Memorial Road,       New and used vehicle   Lease; expires in 2001
                         Edmond, Oklahoma            sales; service; F&I

  Bob Howard Nissan .... 13241 N. Broadway Ext.      New and used vehicle   Lease; expires in 2006
                         Oklahoma City, Oklahoma     sales; service; F&I

    Sterling McCall
    Toyota.............. 9400 Southwest Freeway      New and used vehicle   Lease; two leases which expire in
                         Houston, Texas              sales; service; F&I    2027 and are cancelabe at the
                                                                            Company's option in 2007 and at
                                                                            the end of each subsequent five
                                                                            year period

                         9400 Southwest Freeway      Service                Owned
                         Houston, Texas

    Sterling McCall
    Lexus............... 10422 Southwest Freeway     New and used vehicle   Lease; expires in 2027 and is
                         Houston, Texas              sales; service; F&I    cancelable at the Company's option
                                                                            in 2007 and at the end of each
                                                                            subsequent five year period

                         10610 Wilcrest              Collision services     Lease; expires in 2027 and is
                         Houston, Texas              center                 cancelable at the Company's option
                                                                            in 2007 and at the end of each
                                                                            subsequent five year period


                         10430 Southwest Freeway     New vehicle sales      Lease; expires in 2000 with an
                         Houston, Texas                                     option to extend until 2005

  Courtesy Nissan....... 1777 North Central Expwy.   New and used vehicle   Lease; expires in 2013
                         Richardson, Texas           sales; service; F&I

                         421 Industrial Boulevard    Storage and make       Lease; expires in 2000
                         Richardson, Texas           ready facility

  Mike Smith Autoplaza.. 1515 I-10 South             New and used vehicle   Lease; expires in 2027 and is
                         Beaumont, Texas             sales; service; F&I    cancelable at the Company's option
                                                                            in 2007 and at the end of each
                                                                            subsequent five year period

  Town North ........... 9150 U.S. Highway 183       New and used vehicle   Owned
                         Austin, Texas               sales; service; F&I

                         9112 U.S. Highway 183       New and used vehicle   Owned
                         Austin, Texas               sales; service; F&I

       OCCUPANT                  LOCATION                    USE                        LEASE/OWN
       --------                  --------                    ---                        ---------
                         9008 United Drive           Used vehicle sales     Lease; expires in 2001
                         Austin, Texas

                         9094 U.S. Highway 183       Storage Facility       Lease; expires in 2001
                         Austin, Texas

                         9400 United Drive           Storage Facility       Lease; expires December 31, 1997
                         Austin, Texas                                      and automatically renews for
                                                                            successive one year terms unless
                                                                            notice given by either party

                         8908 McCann Street          Storage Facility       Lease; month to month; may be
                         Austin, Texas                                      terminated by either party with 30
                                                                            days written notice

  Round Rock Nissan..... 3050 North IH 35            New and used vehicle   Lease; expires in 2027 and is
                         Austin, Texas               sales; service; F&I    cancelable at the Company's option
                                                                            in 2007 and at the end of each
                                                                            subsequent five year period

  Acura Southwest....... 10455 Southwest Freeway     New and used vehicle   Owned
                         Houston, Texas              sales; service; F&I

  A.J. Foyt
    Honda/Isuzu......... 22575 Highway 59 N          New and used vehicle   Owned
                         Kingwood, Texas             sales; service; F&I

                         22577 Highway 59 N          New and used vehicle   Owned
                         Kingwood, Texas             sales; service; F&I

  Elgin Ford............ 1213 North Highway 290      New and used vehicle   Owned
                         Elgin, Texas                sales; service; F&I

  World Ford Hollywood   3101 N. State Road #7       New and used vehicle   Lease; renewable, through 2028,
                         Hollywood, Florida          sales; service; F&I    at the Company's option in 2008
                                                                            and at the end of each subsequent
                                                                            five year period

                         N. State Road #7            Storage facility       Lease; renewable, through 2028,
                         Hollywood, Florida                                 at the Company's option in 2008
                                                                            and at the end of each subsequent
                                                                            five year period

  World Ford Kendall.... 15551 S. Dixie Highway      New and used vehicle   Lease; renewable, through 2028,
                         Miami, Florida              sales; service; F&I    at the Company's option in 2008
                                                                            and at the end of each subsequent
                                                                            five year period

                         9828 Southwest 168th        Collision services     Lease; renewable, through 2028,
                         Street                      center                 at the Company's option in 2008
                         Miami, Florida                                     and at the end of each subsequent
                                                                            five year period


  Perimeter Ford........ 6407 Barfield Road          New and used vehicle   Lease; renewable, through 2028,
                         Atlanta, Georgia            sales; service; F&I    at the Company's option in 2008
                                                                            and at the end of each subsequent
                                                                            five year period

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company's dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could be expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

         Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. The Company's insurance includes an umbrella policy with a $50 million per occurrence limit as well as insurance on its real property, comprehensive coverage for its vehicle inventory, general liability insurance, employee dishonesty coverage and errors and omissions insurance in connection with its vehicle sales and financing activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 29, 1997, during the fourth quarter of the fiscal year covered by this report, two matters were submitted to a vote of the stockholders. By a unanimous consent of the stockholders, the 1998 Employee Stock Purchase Plan and the second amendment to the 1996 Stock Incentive Plan were adopted.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "GPI". There were 136 holders of record of the Common Stock as of March 6, 1998.

         Since the Company's Common Stock began trading on the NYSE after its initial public offering in October 1997, the high and low sales prices per share have been $13 15/16 and $7 3/4, respectively through December 31, 1997. On March 27, 1998, the last reported sales price was $10 13/16 per share.

         The Company has never declared or paid dividends on its Common Stock. The Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The decision whether to pay dividends will be made by the Board of Directors of the Company in light of conditions then existing, including the Company's results of operations, financial condition, capital requirements, general business conditions and other factors.

         Pursuant to financing agreements with floorplan lenders and the Credit Facility, the Company is required to maintain a certain minimum working capital and a certain aggregate net worth and is prohibited from making substantial disbursements outside the ordinary course of business, including limitations on the payment of cash dividends. In addition, pursuant to the automobile franchise agreements to which the Company's dealerships are subject, all dealerships are required to maintain a certain minimum working capital.

         Group 1 has entered into agreements to purchase all of the outstanding capital stock or purchase certain assets and assume certain liabilities of various automobile dealerships for cash and shares of Group 1 Common Stock.
The following is a summary of the four transactions in which stock has been or is to be issued:

      DATE OF AGREEMENT                 ACQUISITION                  SHARES
     -------------------         -------------------------          ---------

     December 17, 1997           Carroll Automotive Group          1,428,158
     December 18, 1997           Maxwell  Automotive Group           805,929
     February 25, 1998           Johns Automotive Group              875,000
     March 11, 1998              Luby Chevrolet                      341,271

         The Carroll Automotive Group acquisition closed on March 16, 1998, and the remaining acquisitions are pending as of the date of this report. Group 1 is relying on Regulation D under the Securities Act of 1933, as amended as an exemption from registration of the Common Stock to be issued in the acquisitions. Group 1 believes it is justified in relying on such exemption since there are only thirteen stockholders of the groups who will receive shares of Group 1 Common Stock, each of whom is an "accredited investor" under Regulation D.

USE OF PROCEEDS

         The Company's Registration Statement on Form S-1 (Registration No. 333-29893), as amended, initially filed with the Securities and Exchange Commission on June 24, 1997, became effective concurrent with the commencement of the IPO on October 29, 1997. The Company closed the IPO on November 4, 1997. In the IPO, the Company registered for sale 5,148,136 shares of Common Stock at an aggregate offering price of approximately $61.8 million, for the account of the Company, and 371,864 shares of Common Stock at an aggregate offering price of approximately $4.5 million, for the account of the selling stockholder. Included in the 5,148,136 shares sold by the Company were 720,000 shares sold pursuant to the underwriter's over-allotment option. All of the shares registered for the account of the Company and for the account of the selling stockholder were sold in the IPO for approximately $61.8 million and approximately $4.5 million, respectively. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch & Co. and NationsBanc Montgomery Securities, Inc. The underwriter's discount paid by the Company in connection with the IPO totaled $4.3 million and expenses paid by the Company were approximately $5.7 million. The net proceeds to the Company after giving effect to the underwriter's discount and IPO expenses were approximately $51.8 million. Of the net proceeds to the Company, $5.4 million was used to pay the cash portion of the purchase price of the acquisitions, which included $2.3 million paid to Robert E. Howard II, an officer, director and significant stockholder of the Company. Approximately $35.4 million of the net proceeds have been utilized to repay indebtedness with the remaining proceeds being used for working capital purposes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Group 1 acquired the Founding Groups on November 3, 1997. For financial statement presentation purposes, however, the Howard Group, one of the Founding Groups, has been identified as the accounting acquiror. As such, the financial data as of December 31, 1993, 1994, 1995 and 1996, and for each of the four years in the period ended December 31, 1996 represent the historical financial data of the Howard Group on a stand-alone basis. The financial data as of and for the year ended December 31, 1997, includes the operations of Group1 Automotive, Inc., the parent company, and the Founding Groups, excluding the Howard Group, beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The Howard Group is included for the entire year ended December 31, 1997. The following selected historical financial data as of December 31, 1995, 1996 and 1997, and for each of the four years in the period ended December 31, 1997, have been derived from audited financial statements. The following selected historical financial data as of December 31, 1993 and 1994 and for the period ended December 31, 1993, have been derived from unaudited financial statements, which have been prepared on the same basis as the audited financial statements and, in the opinion of the Company, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data.

                                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------
                                              1993           1994          1995           1996          1997
                                             --------      --------       -------      --------      ---------
                                                                    (in thousands)
INCOME STATEMENT DATA:
  Revenues...............................    $167,252      $227,259       $254,003      $281,492      $403,967
  Cost of sales..........................     146,239       197,642        219,907       241,898       349,366
                                             --------      --------       --------      --------      --------
    Gross profit.........................      21,013        29,617         34,096        39,594        54,601
  Goodwill amortization..................           -            21             27            37           170
  Selling, general and
    Administrative expenses..............      16,610        24,232         26,139        30,731        44,210
                                             --------      --------       --------      --------      --------
    Income from operations...............       4,403         5,364          7,930         8,826        10,221
  Other income (expense):
    Interest expense, net................      (1,433)       (2,452)        (3,471)       (3,168)       (3,986)
    Other income (expense), net..........         (28)            9            (80)          (69)          156
                                             --------      --------       --------      --------      --------
    Income before income taxes...........       2,942         2,921          4,379         5,589         6,391
  Provision for income taxes.............         367           768            744           382           573
                                             --------      --------       --------      --------      --------
  Net income.............................      $2,575        $2,153         $3,635        $5,207        $5,818
                                             ========      ========       ========      ========      ========


                                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------
                                               1993           1994          1995           1996         1997
                                             --------       -------       --------       -------     ----------
                                                                    (in thousands)
BALANCE SHEET DATA:
Working capital..........................    $ 2,435       $ 2,356       $  4,708       $ 6,436     $  50,209
Inventories..............................     23,180        34,699         39,573        47,674       105,421
Total assets.............................     32,955        51,124         61,641        72,874       213,149
Total debt, including current portion....     21,199        31,601         37,320        42,887        67,858
Stockholders' equity.....................     3,637         5,346          8,620        12,210        89,372

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Group 1 was founded to become a leading operator and consolidator in the highly fragmented automotive retailing industry. The Company owns automobile dealership franchises located in Texas and Oklahoma. Additionally, the Company provides maintenance and repair services at its dealerships and collision service centers. From 1995 to 1997, the Founding Groups' pro forma revenues increased by $172.9 million, or 23.7%, to $902.3 million from $729.4 million. During this period, pro forma gross profit increased $27.1 million, or 27.1%, to $127.1 million from $100.0 million, to 14.1% from 13.7% of revenues. Group 1 expects that a significant portion of its future growth will be derived from acquisitions of additional dealerships.

   The Company has diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair services, finance fees, insurance commissions, extended service contract sales, documentary fees and after-market product sales. Sales revenues include sales to retail customers, other dealers and wholesalers. Other dealership revenue includes revenue from the sale of financing, insurance and extended service contracts, net of a provision for anticipated chargebacks and documentary fees charged to customers.

   The Company's gross profit will vary as the Company's merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, collision repair services and other dealership revenues) changes. The gross margin realized by the Company on the sale of its products and services generally varies between approximately 7.5% and 60.0%, with new vehicle sales generally resulting in the lowest gross margin and parts and service sales generally resulting in the highest gross margin. Revenues from other dealership revenues contribute a disproportionate share of gross, operating and pre-tax margins. When the Company's new vehicle sales increase or decrease at a rate greater than the Company's other revenue sources, the Company's gross margin will respond inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact the Company's merchandise mix and, therefore influence the Company's gross margin.

   Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. The Founding Groups had been managed, until they were acquired by Group 1, as independent private companies and their results of operations reflect different tax structures (S Corporations and C Corporations) which influenced, among other things, their historical levels of owners' compensation. These owners and certain key employees agreed to certain reductions in their compensation and benefits in connection with the organization of the Company.

   Group 1 is integrating certain functions and installing practices that have been successful at other franchises and in other retail segments ("best practices"). This integration of functions and installation of best practices may present opportunities to increase revenues and reduce costs but may also necessitate additional costs and expenditures for corporate administration, including expenses necessary to implement the Company's acquisition strategy. These various costs and possible cost-savings and revenue enhancements may make historical operating results not comparable to, or indicative of, future performance.

PRO FORMA COMBINED FOUNDING GROUPS' DATA

   The pro forma combined Founding Groups' data for 1995, 1996 and 1997 do not purport to present the combined Founding Groups in accordance with generally accepted accounting principles, but represent a summation of certain data of the individual Founding Groups on an historical basis including the effects of the pro forma adjustments. This data will not be comparable to and may not be indicative of the Company's post-combination results of operations because (i) the Founding Groups were not under common control of management and had different tax structures (S Corporations and C Corporations) during the periods presented and (ii) the Company used the purchase method to establish a new basis of accounting to record the acquisitions.

PARTS AND SERVICE DATA

                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                           1995                       1996                        1997
                                         -------                    -------                     -------
                                                            (dollars in thousands)
Sales revenue.........................   $65,599                    $73,451                     $77,215
Gross profit..........................   $31,408                    $35,978                     $40,691
Gross margin..........................      47.9%                      49.0%                       52.7%

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    REVENUES. Revenues increased $80.4 million, or 9.8%, from $821.9 million for the year ended December 31, 1996 to $902.3 million for the year ended December 31, 1997. New vehicle revenues increased $44.6 million, or 9.5% from $469.3 million for the year ended December 31, 1996 to $513.9 million for the year ended December 31, 1997. The increase in revenue was primarily attributable to significant revenue growth from maturing Round Rock Nissan and Bob Howard Dodge franchise operations, successful marketing efforts and strong customer acceptance of the Founding Groups' products, particularly Lexus. Used vehicle revenues increased $30.0 million, or 11.6%, from $258.0 million for the year ended December 31, 1996 to $288.0 million for the year ended December 31, 1997. The increase was primarily attributable to the maturing franchise operations, successful marketing efforts and an emphasis on used vehicle sales in the Oklahoma market to mitigate the impact of lower than expected new vehicle demand. Parts and service sales increased $3.7 million, or 5.0%, from $73.5 million for the year ended December 31, 1996 to $77.2 million for the year ended December 31, 1997. The increase was primarily attributable to the maturing dealership operations and increased vehicle sales. Other dealership revenues increased $2.1 million or 10.0% from $21.1 million for the year ended December 31, 1996 to $23.2 million for the year ended December 31, 1997. The increase was due primarily to an increase in the number of retail new and used vehicle sales.

    GROSS PROFIT. Gross profit increased $11.0 million, or 9.5%, from $116.1 million for the year ended December 31, 1996 to $127.1 million for the year ended December 31, 1997. The increase was attributable to increased revenues and a stable overall gross margin. The gross margin on new retail vehicle sales increased from 8.0% for the year ended December 31, 1996 to 8.2% for the year ended December 31, 1997 primarily due to stronger margins in the Lexus and Nissan product lines, partially offset by reduced margins in the Oklahoma market. The gross margin for used retail vehicle sales declined from 9.7% for the year ended December 31, 1996 to 8.9% for the year ended December 31, 1997. The decline was primarily attributable to efforts to increase market share in the Oklahoma market while customer demand for new vehicles was not as strong as in prior years. Parts and service gross margin increased from 49.0% for the year ended December 31, 1996 to 52.7% for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

    REVENUES. Revenues increased $92.5 million, or 12.7%, from $729.4 million for the year ended December 31, 1995 to $821.9 million for the year ended December 31, 1996. New vehicle revenues increased $47.0 million, or 11.1%, from $422.3 million for the year ended December 31, 1995 to $469.3 million for the year ended December 31, 1996. This increase was primarily attributable to increased sales at all but one of the Founding Groups with the McCall Group accounting for $40.6 million of the increase. New and expanded franchise operations, primarily the Howard Group's new Dodge franchise, successful marketing efforts and strong customer acceptance of the Founding Groups' products, particularly Toyota, Lexus and Chevrolet, contributed to the increase. The Smith Group had an $8.0 million decline in new vehicle revenues caused by reduced unit sales at its Dallas Nissan franchise. Used vehicle revenues increased $35.6 million, or 16.0%, from $222.4 million for the year ended December 31, 1995 to $258.0 million for the year ended December 31, 1996. All of the Founding Groups had increases in used vehicle revenues with the McCall Group accounting for $22.6 million of the increase. The increase was attributable primarily to a strong used vehicle market and successful marketing efforts. Parts and service

   The following tables set forth certain unaudited pro forma combined data of the Founding Groups for the periods indicated:

OPERATIONS DATA

                                                         YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------------------
                                      1995                         1996                         1997
                              ---------------------        ---------------------        ---------------------
                                AMOUNT      PERCENT          AMOUNT      PERCENT          AMOUNT     PERCENT
                              ---------    --------        ---------     -------        ---------   ---------
                                                          (dollars in thousands)
Revenues
  New vehicle sales........    $422,348     57.9%           $469,318    57.1%            $513,864    56.9%
  Used vehicle sales.......     222,373     30.5             258,027    31.4              288,010    31.9
  Parts and service sales..      65,599      9.0              73,451     8.9               77,215     8.6
  Other dealership
    revenues, net..........      19,033      2.6              21,117     2.6               23,206     2.6
                               --------    -----            --------   -----             --------   -----
         Total revenues....     729,353    100.0             821,913   100.0              902,295   100.0
  Cost of sales............     629,305     86.3             705,783    85.9              775,164    85.9
                               --------    -----            --------   -----             --------   -----
  Gross profit.............    $100,048     13.7%           $116,130    14.1%            $127,131    14.1%
                               ========    =====            ========   =====             ========   =====

NEW VEHICLE DATA

                                                            YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------
                                          1995                       1996                       1997
                                     ------------                  --------                  ---------
                                                            (dollars in thousands)
Retail unit sales...............        20,357                       21,378                     23,201
Retail sales revenue............      $422,348                     $469,318                   $513,864
Gross profit....................       $32,047                      $37,677                    $42,199
Gross margin....................           7.6%                         8.0%                       8.2%
Average gross profit  per retail
  unit sold.....................        $1,574                       $1,762                     $1,819

USED VEHICLE DATA

                                                            YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------
                                          1995                       1996                       1997
                                     ------------                  --------                  ---------
                                                            (dollars in thousands)

Retail unit sales...............        15,358                       17,220                      18,130
Retail sales revenue (1)........      $185,665                     $219,183                    $235,353
Gross profit....................       $17,560                      $21,358                     $21,035
Gross margin....................           9.5%                         9.7%                        8.9%
Average gross profit  per retail
  unit sold.....................        $1,143                       $1,240                      $1,160

_________________
(1) Excludes wholesale revenues.

sales increased $7.9 million, or 12.0%, from $65.6 million for the year ended December 31, 1995 to $73.5 million for the year ended December 31, 1996. The increase was primarily attributable to new and expanded operations at McCall Lexus, and increased vehicle sales. Other dealership revenues increased $2.1 million or 11.1% from $19.0 million for the year ended December 31, 1995 to $21.1 million for the year ended December 31, 1996. The increase was due primarily to an increase in the number of retail new and used vehicle sales.

    GROSS PROFIT. Gross profit increased $16.1 million, or 16.1%, from $100.0 million for the year ended December 31, 1995 to $116.1 million for the year ended December 31, 1996. The increase was attributable to increased revenues and an increase in gross margin from 13.7% for the year ended December 31, 1995 to 14.1% for the year ended December 31, 1996. The increase in gross margin was primarily due to a change in the merchandise mix as used vehicle sales became a greater percentage of total revenues and margins on vehicle and parts and service sales grew. The gross margin on new retail vehicle sales increased from 7.6% for the year ended December 31, 1995 to 8.0% for the year ended December 31, 1996. The gross margin on used retail vehicle sales increased from 9.5% for the year ended December 31, 1995 to 9.7% for the year ended December 31, 1996. The gross margin on parts and service sales increased from 47.9% for the year ended December 31, 1995 to 49.0% for the year ended December 31, 1996.

HISTORICAL RESULTS OF OPERATIONS - GROUP 1 AUTOMOTIVE, INC.

    The historical results of operations for the years ended December 31, 1995, 1996 and 1997 are a presentation in accordance with generally accepted accounting principles. For historical presentation purposes, the Howard Group has been identified as the accounting acquiror. As such, the financial data for the years ended December 31, 1995 and 1996 represent the historical results of operations of the Howard Group on a stand-alone basis. The financial data for the year ended December 31, 1997, includes the operations of Group 1 Automotive, Inc., the parent company, and the Founding Groups, excluding the Howard Group, beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The Howard Group is included for the entire year ended December 31, 1997. During the periods presented, the companies within the Howard Group operated under different tax structures (S Corporations and C Corporations). All S Corporation entities were converted to C Corporations as of October 31, 1997.

    The following table sets forth certain selected financial data and data as a percentage of revenues for the Company for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------
                                         1995                         1996                         1997
                                  ---------------------       ---------------------        ---------------------
                                    AMOUNT      PERCENT         AMOUNT      PERCENT          AMOUNT      PERCENT
                                  ---------     -------       ----------    -------        ----------    -------
                                                             (dollars in thousands)
Revenues:
  New vehicle sales............   $151,227       59.5%        $164,979        58.6%          $228,044       56.5%
  Used vehicle sales...........     79,448       31.3           88,477        31.4            135,507       33.5
  Parts and service sales......     16,940        6.7           20,649         7.4             30,006        7.4
  Other dealership
    revenues, net..............      6,388        2.5            7,387         2.6             10,410        2.6
                                  --------      -----         --------       -----           --------      -----
         Total Revenues........    254,003      100.0          281,492       100.0            403,967      100.0
  Cost of sales................    219,906       86.6          241,898        85.9            349,366       86.5
                                  --------      -----         --------       -----           --------      -----
  Gross profit.................     34,097       13.4           39,594        14.1             54,601       13.5
                                  --------      -----         --------       -----           --------      -----
  Goodwill amortization........         27          -               37           -                170         .1
  Selling, general and
    administrative expenses....     26,139       10.3           30,731        10.9             44,210       10.9
                                  --------      -----         --------       -----           --------      -----
  Income from operations.......      7,931        3.1            8,826         3.2             10,221        2.5
Other income and expense:
    Interest expense, net......     (3,471)      (1.4)          (3,168)       (1.2)            (3,986)      (1.0)
    Other income (expense),
     net.......................        (81)         -              (69)          -                156        0.1
                                  --------      -----         --------       -----           --------      -----
  Income before income taxes...      4,379        1.7            5,589         2.0              6,391        1.6
  Provision for income taxes...        744        0.3              382         0.1                573        0.1
                                  --------      -----         --------       -----           --------      -----
  Net income...................     $3,635        1.4%          $5,207         1.9%            $5,818        1.5%
                                  ========      =====         ========       =====           ========      =====

  S Corporation pro forma
    income taxes...............        990        0.4            1,831         0.7              1,465        0.4
                                  --------      -----          -------        ----            -------       ----
  Pro forma net income.........      2,645        1.0%          $3,376         1.2%            $4,353        1.1%
                                  ========      =====          =======        ====            =======       ====

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         REVENUES. Revenues increased by $122.5 million, or 43.5%, from $281.5 million for the year ended December 31, 1996 to $404.0 million for the year ended December 31, 1997. New vehicle sales increased $63.0 million, or 38.2%, from $165.0 million for the year ended December 31, 1996 to $228.0 million for the year ended December 31, 1997. Used vehicle sales increased $47.0 million, or 53.1%, from $88.5 million for the year ended December 31, 1996 to $135.5 million for the year ended December 31, 1997. Parts and service sales increased $9.4 million, or 45.6%, from $20.6 million for the year ended December 31, 1996 to $30.0 million for the year ended December 31, 1997. Other dealership revenues increased $3.0 million, or 40.5%, from $7.4 million for the year ended December 31, 1996 to $10.4 million for the year ended December 31, 1997. These increases were due primarily to the inclusion of the acquisitions of the McCall, Smith and Kingwood Groups for the last two months of the year.

         GROSS PROFIT. Gross profit increased by $15.0 million, or 37.9%, from $39.6 million for the year ended December 31, 1996 to $54.6 million for the year ended December 31, 1997. The increase was attributable to the inclusion of the acquisitions for the last two months of the year, which was partially offset by a reduced gross margin from 14.1% for the year ended December 31, 1996 to 13.5% for the year ended December 31, 1997. This decline was due primarily to reduced vehicle gross margins. The reduced vehicle margin was caused by an emphasis on increasing market share in the Oklahoma market while customer demand was not as strong as in prior years.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13.4 million, or 43.5%, from $30.8 million for the year ended December 31, 1996 to $44.2 million for the year ended December 31, 1997. The increase was primarily attributable to the inclusion of the acquisitions for last two months of the year and a one time $825,000 non-cash compensation charge recorded by the Howard Group for grants of equity to certain key employees of the Howard Group. Selling, general and administrative expenses remained constant as a percentage of revenues at 10.9% for the years ended December 31, 1996 and 1997. Excluding the impact of the one-time $825,000 non- cash compensation charge, selling, general and administrative expense would have declined to 10.7% of revenues for the year ended December 31, 1997.

         INTEREST EXPENSE, NET. Interest expense, net, increased $0.8 million, or 25.0%, from $3.2 million for the year ended December 31, 1996 to $4.0 million for the year ended December 31, 1997. The increase was primarily attributable to the inclusion of the acquisitions for the last two months of the year.

         PRO FORMA NET INCOME. Pro forma net income increased $1.0 million or 29.4% from $3.4 million for the year ended December 31, 1996 to $4.4 million for the year ended December 31, 1997. Excluding the net income impact of the $825,000 non-cash compensation charge, pro forma net income as a percentage of revenues remained constant at 1.2% for the years ended December 31, 1996 and 1997. The increase in pro forma net income was primarily attributable to the inclusion of the acquisitions for the last two months of the year.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

         REVENUES. Revenues increased by $27.5 million, or 10.8%, from $254.0 million for the year ended December 31, 1995 to $281.5 million for the year ended December 31, 1996. New vehicle sales increased $13.8 million, or 9.1%, from $151.2 million for the year ended December 31, 1995 to $165.0 million for the year ended December 31, 1996. The increase was primarily attributable to strong sales at the Chevrolet franchise and the acquisition of Bob Howard Dodge, offset by reduced sales at Bob Howard Automall. Used vehicle revenues increased $9.1 million, or 11.5%, from $79.4 million for the year ended December 31, 1995 to $88.5 million for the year ended December 31, 1996. This increase was attributable to the acquisition of Bob Howard Dodge and the Howard Group's successful marketing efforts at all of the Howard Group's other franchises. Parts and service sales increased $3.7 million, or 21.9%, from $16.9 million for the year ended December 31, 1995 to $20.6 million for the year ended December 31, 1996. The increase was attributable to increased sales at each of the Howard Group's franchises and new sales from the acquisition of Bob Howard Dodge. Other dealership revenues increased $1.0 million, or 15.6%, from $6.4 million for the year ended December 31, 1995 to $7.4 million for the year ended December 31, 1996. The increase was due primarily to an increase in the number of retail new and used vehicle sales.

         GROSS PROFIT. Gross profit increased by $5.5 million, or 16.1%, from $34.1 million for the year ended December 31, 1995 to $39.6 million for the year ended December 31, 1996. The increase was attributable to increased sales and improvement in the Howard Group's gross profit margin from 13.4% for the year ended December 31, 1995 to 14.1% for the year ended December 31, 1996.
The gross margin improved as revenues from parts and service and other dealership revenues became a greater percentage of total revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.6 million, or 17.6%, from $26.2 million for the year ended December 31, 1995 to $30.8 million for the year ended December 31, 1996. The increase was primarily attributable to costs related to the newly acquired Bob Howard Dodge and variable incentive pay to employees which was related to the increase in revenues. As a percentage of total revenues, selling, general and administrative expenses increased from 10.3% for the year ended December 31, 1995 to 10.9% for the year ended December 31, 1996.

         INTEREST EXPENSE, NET. Interest expense, net, decreased $0.3 million, or 8.6%, from $3.5 million for the year ended December 31, 1995 to $3.2 million for the year ended December 31, 1996. The decrease was attributable to an approximately 50 basis point decrease in the average floorplan interest rate, partially offset by interest expense incurred by the newly acquired Bob Howard Dodge.

         PRO FORMA NET INCOME. Pro forma net income increased $0.8 million, or 30.8%, from $2.6 million for the year ended December 31, 1995 to $3.4 million for the year ended December 31, 1996. Pro forma net income as a percentage of revenues increased from 1.0% for the year ended December 31, 1995 to 1.2% for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash on hand, cash from operations, floorplan financing and its credit facility.

         The following table sets forth historical selected information from the Company's statements of cash flows:

                                                        YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                                1995                 1996                 1997
                                             ----------           ----------            ---------
                                                           (dollars in thousands)
       Net cash provided by (used in)
        operating activities.............     $7,197                 $7,332              $(26,601)
       Net cash provided by (used in)
        investing activities.............     (1,303)                (4,615)               10,661
       Net cash provided by (used in)
        financing activities.............       (520)                (1,558)               39,352
                                              ------                 ------               -------
       Net increase in cash and cash
        Equivalents......................     $5,374                 $1,159               $23,412
                                              ======                 ======               =======

         CASH FLOWS

         Total cash and cash equivalents at December 31, 1997, were $35.1 million.

         For the three-year period ended December 31, 1997, the Company used $12.1 million in net cash in operating activities, as net income plus depreciation and amortization were offset by utilization of the

IPO proceeds to pay down floorplan debt. At December 31, 1997, the Company had paid down its floorplan debt in the amount of $33.5 million. The Company has the ability to draw on it floorplan facilities in the amount of $33.5 million in order to complete acquisitions or for working capital or other corporate purposes.

         The change in net cash provided by investing activities was attributable to cash paid in completing acquisitions offset by the cash balances obtained in the acquisitions and purchases of property and equipment.

         The change in net cash provided by financing activities was primarily attributable to the net proceeds of the Company's IPO of approximately $51.8 million.

         ACQUISITION FINANCING

         The Company anticipates that its primary use of cash will be for the completion of acquisitions. The Company expects the cash needed to complete its acquisitions will come from the operating cash flows of the existing dealerships, borrowings under its current credit facilities, other borrowings or equity/debt offerings. Currently, the Company has adequate cash resources to meet its contractual obligations. But, in order to continue to implement the Company's growth through acquisition strategy, the Company will need to raise additional funds or primarily utilize its Common Stock to complete acquisitions. See "Forward Looking Information and Certain Risks and
Uncertainties that Could Affect Future Operations   Risks Related to
Acquisition Financing; Future Capital Requirements".

         Credit Facility

         On December 31, 1997, Group 1 entered into a $125 million, three-year revolving Credit Agreement with a bank group (the "Credit Facility"). The Credit Facility provides for a floorplan line of credit of $75 million for the financing of vehicle inventories and an acquisition line of credit of $50 million, for the financing of acquisitions, general corporate purposes or capital expenditures. There were no amounts drawn on the acquisition line of
credit of the Credit Facility as of March 27, 1998.    The amount of funds
available under the acquisition line is dependent upon a calculation based on the Company's cash flow and maintaining certain financial ratios. At Group 1's option the acquisition line of credit of the Credit Facility may bear interest based on the London Interbank Offered Rate plus a margin varying from 150 to 275 basis points, dependent upon certain financial ratios. Additionally, the loan agreement contains various covenants including financial ratios and other requirements which must be maintained by the Company. The agreement also limits the amount the Company may pay as cash dividends.

         In January 1998, the Company entered into a three-year interest rate swap agreement with a bank. The effect of this swap will be to convert the interest rate on $75 million of debt to a fixed rate of approximately 7.16%.

         FLOORPLAN FINANCING

         The Company currently obtains floorplan financing for its vehicle inventory primarily through its Credit Facility and Toyota Motor Credit Corporation. This debt bears interest at rates of LIBOR plus 150 basis points and Prime minus 75 basis points to Prime minus 100 basis, based on certain conditions.

         LEASES

         The Company leases various real estate, facilities and equipment under long-term operating lease agreements, including leases with related parties. Substantially all related-party leases have terms of 30 years and are cancelable at the Company's option ten years from execution of the lease and at the end of each subsequent five-year period.

         OTHER

         The Company had working capital of $50.2 million as of December 31, 1997. Historically, the Company has funded its operations with internally generated cash flow and borrowings from lenders. While there can be no assurance, based on current facts and circumstances, management believes it has adequate cash flows and financing alternatives to fund its current operations, exclusive of acquisitions.

FORWARD LOOKING INFORMATION AND CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS

         This Annual Report and Management's Discussion and Analysis of Results of Operations and Financial Condition include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including statements regarding potential acquisitions, expected cost savings, planned capital expenditures, the Company's future financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including industry conditions, future demand for new and used vehicles, the ability to obtain Manufacturer consents to acquisitions, the availability of capital resources and the willingness of acquisition candidates to accept the Company's capital stock as currency. These important factors, risks and uncertainties include, but are not limited to, those described in the following paragraphs and in the discussion above in this Annual Report under the heading "Business", including, without limitation, the discussions under the subheadings "Agreements with Manufacturers", "Competition", "Governmental
Regulations" and "Environmental Matters".   All subsequent written and oral
forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

         DEPENDENCE ON ACQUISITIONS FOR GROWTH

         Growth in the Company's revenues and earnings will depend significantly on the Company's ability to acquire and consolidate profitable dealerships. There can be no assurance that the Company will be able to identify, acquire or profitably manage and integrate additional dealerships, if any, into the Company, or that it will be able to do so without substantial costs, delays or other operational or financial problems. In addition, increased competition for acquisition candidates may develop, which could result in fewer acquisitions opportunities available to the Company and/or higher acquisition prices. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of resources and management's attention, inability to retain key acquired personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, the ability of the Company to grow through acquisitions could be significantly affected by the price of the Common Stock since the Company intends to grow substantially through the issuance of its Common Stock in acquisitions. Any substantial decline in the price of the Common Stock could, therefore, have a material adverse effect on the Company's growth strategy.

         The Company will be required to obtain the consent of the applicable Manufacturer prior to the acquisition of any dealership franchises. Obtaining the consent of the Manufacturers for acquisitions of dealerships could take a significant amount of time. Obtaining the approvals of the Manufacturers for the acquisition of the Founding Groups took almost one year. Although the Company believes that subsequent acquisitions by the Company will take significantly less time since the Company has current completed applications and/or agreements with all Manufacturers, there can be no assurance that future approvals will not involve delays. The Manufacturers have not advised the Company that approvals for subsequent acquisitions will take significantly less time, and, if the Company experiences delays in obtaining, or fails to obtain, approvals of the Manufacturers for acquisitions of dealerships, the Company's growth strategy could be materially adversely affected. In determining whether to approve an acquisition, the Manufacturers may consider many factors, including the moral character, business experience, financial condition, ownership structure and CSI scores of the Company. In addition, certain Manufacturers limit the number of such Manufacturers' dealerships that may be owned by the Company or the number that may be owned in a particular geographic area. See "Business - Agreements with Manufacturers".

         RISKS RELATING TO FAILURE TO MEET MANUFACTURER CSI SCORES

         Many Manufacturers attempt to measure customers' satisfaction with automobile dealerships through systems generally known as the customer satisfaction index. These manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and participation by a dealership in incentive programs. Certain of the Company's dealerships have had difficulty from time to time meeting their Manufacturers' CSI standards. The components of the various manufacturer CSI scores have been modified from time to time in the past, and there is no assurance that such components will not be further modified or replaced by different systems in the future. The Company's dealerships' CSI scores in the past have not had a material adverse effect on these dealerships. However, the CSI scores of the Howard Group's GM dealerships are currently below GM levels as required under the GM publication Policies for Changes in GM Dealership Ownership/Management ("GM Policies"), and as a result, the acquisition of a Chevrolet dealership in Tulsa, Oklahoma by Bob Howard East, an affiliate of the Company has been denied by GM. Under the GM Policies each GM dealership must maintain CSI scores that are at or above its respective zone/branch average for the overall dealership purchase/delivery category and the overall dealership service visit category. Exceptions will be considered if (i) the score in each category is no lower than 0.2 points below the applicable zone/branch average or 0.12 points below national divisional 12 month averages; and (ii) a business plan for the dealership is provided to improve CSI results in the categories to zone/branch average within two years; and/or (iii) a positive sustaining trend has been displayed in the dealership's CSI results in the categories. If such CSI scores fail to reach required levels, the Company's ability to acquire GM dealerships could be adversely affected. Moreover, failure of the Company's dealerships to comply with the CSI standards of GM as well as other Manufacturers at any given time in the future could adversely affect the growth strategy of the Company.

         MANUFACTURERS' LIMITATIONS ON ACQUISITIONS

         The Company's acquisition program may be limited to some extent by the Manufacturers. Under the limitations currently imposed by the Manufacturers, the Company could acquire no more than five additional Toyota dealerships, two additional Lexus dealerships, four additional Honda dealerships, one additional Acura dealership, approximately 400 additional Ford and Lincoln Mercury dealerships and 10 additional GM dealership locations prior to October 1999, subject to being increased. The Company owns: two Toyota, one Lexus, three Honda, two Acura, four Ford, one Lincoln and one Mercury franchise and three GM dealership locations. The other Manufacturers, which have no such limitations, accounted for the following estimated number of dealerships in the United States, as of December 31, 1997: Chrysler Corporation, 13,000 (at 4,600 locations); Nissan, 1,200; Mitsubishi, 500; Isuzu, 500; Suzuki, 300. However, not all of these existing dealership locations and franchises may be eligible for acquisition. In addition, all of the Manufacturers, whether or not they have numerical limitations on the number of dealerships that may be acquired, will require the Company to obtain the consent of the applicable Manufacturer prior to the acquisition of any dealership franchises of such Manufacturer, and may withhold such consents based on other considerations, such as the failure of existing dealerships to comply with their franchise agreements or to meet required CSI scores, or the ownership by the Company of dealerships of competing Manufacturers. Also, as a condition to granting its consent to the transfer of the three Honda and two Acura dealerships acquired by Group 1 in November 1997, American Honda imposed additional restrictions on the Company, including a requirement that more than 50% of the outstanding Common Stock of the Company be owned at all times by persons approved by American Honda, restrictions on transfers of the shares of Common Stock acquired by the stockholders of the Founding Groups pursuant to the acquisitions, and the requirement that American Honda approve the ownership by any stockholder of 5% or more of the Common Stock of the Company (other than certain institutional investors, which may own up to 10%), as well as any future public offering of Common Stock of the Company. All of the foregoing could have the effect of limiting the Company's ability to implement its acquisition program. In addition, American Honda's policy on public ownership of Honda and Acura dealerships requires that individuals or entities that acquire, own or control more than 5% of the Common Stock of the Company must provide American Honda with copies of all filings made to the Securities and Exchange Commission, all comparable filings made to state agencies and annual audited financial statements.

         RISKS RELATED TO ACQUISITION FINANCING; FUTURE CAPITAL REQUIREMENTS

         The Company currently intends to finance future acquisitions by issuing shares of Common Stock as full or partial consideration for acquired dealerships. The extent to which the Company will be able or willing to issue Common Stock for acquisitions will depend on the market value of the Common Stock from time to time and the willingness of potential acquisition candidates to accept Common Stock as part of the consideration for the sale of their businesses. Since the Company will focus initially on large "platform" acquisitions, it is possible that the Company will issue a significant number of additional shares of Common Stock in connection with such acquisitions in the near future. Such additional shares of Common Stock could be as much as, or more than, the number of outstanding shares of Common Stock. To the extent that the Company is unable or unwilling to do so, the Company may be required to use available cash or other sources of debt or equity financing. The Company's Credit Facility provides it with a secured revolving line of credit of up to $125 million, of which $50 million may be used for general corporate purposes, acquisitions, capital expenditures and working capital and $75 million may be used for floorplan financing. As of December 31, 1997, there were no amounts drawn under the Credit Facility. The Company currently expects that available cash, other existing resources and the Credit Facility will be sufficient to fund the Company's contractual cash needs for at least the next 12 months. But, in order to continue to implement the Company's growth through acquisition strategy, the Company will need to raise additional funds or primarily utilize the Company's Common Stock to complete acquisitions.
However, no assurance can be given that the available cash, other existing resources and the Credit Facility will be sufficient to fund the Company's contractual cash needs, or that the Company will be able to obtain adequate additional capital from other sources.

         DEPENDENCE ON AUTOMOBILE MANUFACTURERS

         The success of each of the Company's dealerships will be highly dependent upon the overall success of the line of vehicles that each dealership sells. The Company's business will be affected to varying degrees by the demand for its Manufacturers' vehicles, and by the financial condition, management, marketing, production and distribution capabilities of such Manufacturers. In addition, the timing, structure and amount of Manufacturer sales incentives and rebates will impact the timing and profitability of the Company's sales transactions and such incentives and rebates change frequently based on decisions of the Manufacturers. Events such as labor disputes and other production disruptions that may adversely affect a Manufacturer may also adversely affect the Company. Similarly, the delivery of vehicles from Manufacturers later than scheduled, which may occur particularly during periods of new product introductions, can lead to reduced sales during such periods. Moreover, any event that causes adverse publicity involving such Manufacturers may have an adverse effect on the Company regardless of whether such event involves any of the Company's dealerships.

         The Company will also depend on its Manufacturers to provide it with a desirable mix of new vehicles. The most popular vehicles generally produce the highest profit margins and are frequently the most difficult to obtain from the Manufacturers. If the Company is unable to obtain sufficient quantities of the most popular models its profitability may be adversely affected. In some instances, in order to obtain additional allocations of these vehicles, the Company may elect to purchase a larger number of less desirable models than it would otherwise purchase. Sales of less desirable models may result in lower profit margins than sales of the more popular vehicles.

         The Company's franchise agreements with its Manufacturers will not give the Company the exclusive right to sell a Manufacturer's product within a given geographic area. Accordingly, a Manufacturer could grant another dealer a franchise to start a new dealership in proximity to one or more of the Company's locations or an existing dealer could move its dealership to a location which would compete directly with the Company, although certain state laws provide a mechanism for challenging such action in advance through administrative or legal proceedings. If the Company cannot prevent a Manufacturer from granting a new franchise near to one of the Company's dealerships, such grant could have a material adverse effect on the Company and its operations.

         YEAR 2000 CONVERSION

         Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Group 1 has recognized the need to ensure that its computer systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The Company has not set a timetable for completion of its year 2000 review. The total cost of converting all internal systems, equipment and operations for the year 2000 has not been fully quantified, but it is not expected to be material to Group 1. The Company is currently reviewing the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000. Failure by the Company or its vendors to address the year 2000 issue could have a material adverse effect on the Company. The Company is primarily dependent upon the Manufacturers for the production and delivery of vehicles and parts and is unable to require the Manufacturers to address the year 2000 issues faced by them. A shortage of vehicles or other adverse effects on the relationship between the Company and the Manufacturers caused by the Manufacturers failure to address the year 2000 issue could have a material adverse effect on the Company.

         CYCLICALITY

         The Company's operations, like the automotive retailing industry in general, can be impacted by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may impact the Company's business, Group 1 believes the impact on the Company's operations of future negative trends in such factors will be somewhat mitigated by its (i) strong parts, service and collision repair services, (ii) variable cost salary structure, (iii) geographic diversity and (iv) product diversity.

         SEASONALITY

         The Company's operations are subject to seasonal variations, with the second and third quarters generally contributing more operating profit than the first and fourth quarters. This seasonality is driven by three primary forces:
(i) Manufacturer-related factors, primarily the historical timing of major manufacturer incentive programs and model changeovers, (ii) weather-related factors and (iii) consumer buying patterns.

ITEM 7A.  MARKET RISK DISCLOSURE

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements for the information required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         For information concerning:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See the definitive Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held May 28, 1998, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Financial Statements

               The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

          (b)  Reports on Form 8-K

               On December 24, 1997, the Company filed a Current Report on Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

          (c)  Exhibits

  EXHIBIT
  NUMBER                                               DESCRIPTION
  ------                                               -----------
   3.1         --  Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit
                   3.1 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

   3.2         --  Certificate of Designation of Series A Junior Participating  Preferred Stock (Incorporated by
                   reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration
                   No. 333-29893)

   3.3         --  Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's
                   Registration Statement on Form S-1 Registration No. 333-29893)

   4.1         --  Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's
                   Registration Statement on Form S-1 Registration No. 333-29893)

   10.1        --  Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated November 3, 1997.

   10.2        --  Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997.

   10.3        --  Employment Agreement between the Company and Sterling B. McCall, Jr. dated November 3, 1997.

   10.4        --  Employment Agreement between the Company and Charles M. Smith dated November 3, 1997.

   10.5        --  Employment Agreement between the Company and John T. Turner dated November 3, 1997.

   10.6        --  Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997.

   10.7        --  Employment Agreement between the Company and Kevin H. Whalen dated November 3, 1997.

   10.8        --  Employment Agreement between the Company and James S. Carroll dated March 16, 1998.

   10.9        --  1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company's
                   Registration Statement on Form S-1 Registration No. 333-29893)

   10.10       --  First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

   10.11       --  Lease Agreement between Round Rock Nissan and SKLR Round Rock, L.C. (Incorporated  by
                   reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration
                   No. 333-29893)

   10.12       --  Lease Agreement between SMC Luxury Cars and SBM-L F.L.P.(Incorporated by reference to
                   Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

  EXHIBIT
  NUMBER                                               DESCRIPTION
  ------                                               -----------
  10.13        -- Lease Agreement between Southwest Toyota and SBM-T F.L.P. (Incorporated by reference to
                  Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

  10.14        -- Lease Agreement between Southwest Toyota and SBM-T I&E  F.L.P. (Incorporated by reference to
                  Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

  10.15        -- Lease Agreement between SMC Luxury Cars and SBM-L I&E F.L.P. (Incorporated by reference to
                  Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

  10.16        -- Lease Agreement between SMC Luxury Cars and SBM-L F.L.P. (Incorporated by reference to
                  Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

  10.17        -- Lease Agreement between Southwest Toyota and SMC Investment, Inc. (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-
                  29893)

  10.18        -- Lease Agreement between Southwest Toyota and Dodge Financial F.L.P. (Incorporated  by
                  reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893)

  10.19        -- Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by
                  reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893)

  10.20        -- Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-
                  29893)

  10.21        -- Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by
                  reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893)

  10.22        -- Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate,
                  (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893)

  10.23        -- Lease Agreement between Mike Smith Autoplaza and Olds-Honda Realty (Incorporated by
                  reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893)

  10.24        -- Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services,
                  L.L.C., as rights agent dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

  10.25        -- 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the
                  Company's Registration Statement on Form S-1 Registration No. 333-29893)

  10.26        -- Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc.
                  (Incorporated by reference  to Exhibit 10.12 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893)

  10.27        -- Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service
                  Agreement (Incorporated by reference to Exhibit 10.13 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893)

  10.28        -- Approval Letter dated December 11, 1996 from Nissan Motor Corporation U.S.A. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form  S-1
                  Registration No. 333-29893)

  10.29        -- Amendment to Approval Letter from Nissan  Motor Corporation U.S.A. dated  September 29, 1997
                  (Incorporated by reference to Exhibit 10.15 of the  Company's Registration Statement on Form
                  S-1 Registration No. 333-29893)

   EXHIBIT
   NUMBER                                               DESCRIPTION
  ------                                               -----------
   10.30       -- Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc.
                  dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's
                  Registration Statement on Form S-1 Registration No. 333-29893)
   10.31       -- Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated
                  April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893)
   10.32       -- Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc.
                  dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 Registration No. 333-29893)
   10.33       -- Letter Agreement between Mitsubishi Motor Sales of America, Inc. and Group 1 Automotive,
                  Inc. dated June 20, 1997 (Incorporated by reference to Exhibit 10.20 of the Company's
                  Registration Statement on Form S-1 Registration No. 333-29893)
   10.34       -- Supplemental Agreement to Dealer Sales and Service Agreement (Public Traded Company) among
                  Foyt Motors, Inc., Group 1 Automotive, Inc. and American Isuzu Motors Inc. (Incorporated by
                  reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893)
   10.35       -- Stock Purchase Agreement Among Howard Pontiac-GMC, Inc., Bob Howard Automotive-East, Inc.
                  and the Stockholder of Bob Howard Automotive-East, Inc. dated as of September 12, 1997
                  (Incorporated by reference to  Exhibit 10.22 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893)
   10.36       -- Agreement between American Honda Motor Co., Inc. and the Dealership Parties dated October
                  23, 1997 (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement
                  on Form S-1 Registration No. 333-29893)
   10.37       -- Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by
                  reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893)
   10.38       -- Form of Nissan Motor Corporation Sales and Service Agreement (Incorporated by reference to
                  Exhibit 10.26 of the Company's Registration Statement on Form S-1 Registration No. 333-
                  29893)
   10.39       -- Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., Koons Merger,
                  Inc., Koons Ford, Inc. and the stockholders of Koons Ford, Inc. dated December 17, 1997.
   10.40       -- Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., PF Merger, Inc.,
                  Perimeter Ford, Inc. and the stockholders of Perimeter Ford, Inc. dated December 17, 1997.
   10.41       -- Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., Courtesy Merger,
                  Inc., Courtesy Ford,  Inc. and the stockholders of Courtesy Ford, Inc. dated December 17,
                  1997.
   10.42       -- Lease Agreement between World  Partner Enterprises Ltd. and Koons Ford, Inc. dated March 16,
                  1998.
   10.43       -- Operations/Lease Agreement between K.C. Partnership and Perimeter Ford, Inc. dated March 16,
                  1998.
   10.44       -- Lease Agreement between K.C. Partnership and Courtesy Ford, Inc. dated March 16, 1998.
   10.45       -- Amended and Restated Sublease Agreement between Koons Development Co. and Koons Ford, Inc.
                  Dated March 16, 1998.
   10.46       -- Multi-Party  Agreement by and among K.C. Partnership, Ford Leasing Development Company,
                  Perimeter Ford, Inc., PF Merger, Inc. and Comerica Bank dated March 16, 1998.
   10.47       -- Purchase Agreement by and among Group 1 Automotive, Inc., MSAP Merger Corp., the limited partners of Prestige Chrysler Plymouth South, Ltd. and the stockholders of Prestige Chrysler Plymouth,
                  Inc. dated December 18, 1997.
   10.48       -- Purchase Agreement by and among Group 1 Automotive, Inc., ST Merger Corp., the limited partners of Maxwell Chrysler Plymouth Dodge Jeep Eagle, Ltd. and the stockholders of Maxwell
                  Chrysler Plymouth Dodge, Inc. dated December 18, 1997.

   10.49       -- Purchase Agreement by and among Group 1 Automotive, Inc., RRN Merger Corp., the limited partners of Prestige Chrysler Plymouth Northwest, Ltd. and the stockholders of MMK
                  Interests, Inc. dated December 18, 1997.
   10.50       -- Asset Purchase Agreement by and among Group 1 Automotive, Inc., Casa Chevrolet Inc., United
                  Management, Inc. and the stockholders of United Management, Inc. dated February 25, 1998.
   10.51       -- Asset Purchase Agreement by and among Group 1 Automotive, Inc., Casa Chrysler
                  Plymouth Jeep Inc., United Management, Inc. and the stockholders of United Management, Inc., dated February 25, 1998.
   10.52       -- Purchase Agreement by and among Group 1 Automotive, Inc. and the stockholder of
                  Bob Howard Nissan, Inc. dated December 30, 1997.
   10.53       -- Revolving Credit Agreement dated December 31, 1997.
   10.54       -- Stock Pledge Agreement dated December 19, 1997.
   10.55       -- Swap Transaction Letter Agreement dated January 23, 1998.
   21.1        -- Group 1 Automotive, Inc. Subsidiary List.
   23.1        -- Consent of Arthur Andersen LLP.
   27.1        -- Financial Data Schedule.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 30th day of March, 1998.

                                        Group 1 Automotive, Inc.


                                        By:/s/ B.B. HOLLINGSWORTH, JR.
                                           --------------------------------
                                           B.B. Hollingsworth, Jr.
                                           Chairman, President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 1998.

                     SIGNATURE                                                     TITLE
                     ---------                                                     -----

        /s/ B.B. HOLLINGSWORTH, JR.                         Chairman, President and Chief Executive
-------------------------------------------------------     Officer and Director (Principal Executive Officer)
         B.B. Hollingsworth, Jr.



        /s/ SCOTT L. THOMPSON                               Senior Vice President, Chief Financial
-------------------------------------------------------     Officer and Treasurer (Chief Financial and Accounting
         Scott L. Thompson                                  Officer)


        /s/ ROBERT E. HOWARD II                             Director
-------------------------------------------------------
         Robert E. Howard II


        /s/ STERLING B. MCCALL, JR.                         Director
-------------------------------------------------------
         Sterling B. McCall, Jr.


        /s/ CHARLES M. SMITH                                Director
-------------------------------------------------------
         Charles M. Smith


        /s/ JOHN DUNCAN                                     Director
-------------------------------------------------------
         John H. Duncan


        /s/ BENNETT E. BIDWELL                              Director
-------------------------------------------------------
         Bennett E. Bidwell

                         INDEX TO FINANCIAL STATEMENTS


Group 1 Automotive, Inc. and Subsidiaries -- Consolidated Financial Statements
    Report of Independent Public Accountants............................................................    F-2
    Consolidated Balance Sheets.........................................................................    F-3
    Consolidated Statements of Operations...............................................................    F-4
    Consolidated Statements of Stockholders' Equity.....................................................    F-5
    Consolidated Statements of Cash Flows...............................................................    F-6
    Notes to Consolidated Financial Statements..........................................................    F-7

McCall Group -- Combined Financial Statements
    Report of Independent Public Accountants............................................................   F-17
    Combined Balance Sheet..............................................................................   F-18
    Combined Statements of Operations...................................................................   F-19
    Combined Statements of Stockholders' Equity (Deficit)...............................................   F-20
    Combined Statements of Cash Flows...................................................................   F-21
    Notes to Combined Financial Statements..............................................................   F-22

Smith Group -- Combined Financial Statements
    Report of Independent Public Accountants............................................................   F-30
    Combined Balance Sheet..............................................................................   F-31
    Combined Statements of Operations...................................................................   F-32
    Combined Statements of Stockholders' Equity.........................................................   F-33
    Combined Statements of Cash Flows...................................................................   F-34
    Notes to Combined Financial Statements..............................................................   F-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Group 1 Automotive, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and Subsidiaries (a Delaware corporation) (the Company) as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Arthur Andersen LLP
Houston, Texas
March 6, 1998

                  GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                            ------------------------------
                                                                1996             1997
ASSETS                                                      ------------      -----------
CURRENT ASSETS:
     Cash and cash equivalents  ............................ $11,679,050     $ 35,091,188
     Accounts receivable, net   ............................   5,898,736        9,748,947
     Inventories  ..........................................  47,674,462      105,421,371
     Notes receivable, net  ................................           -          861,823
     Prepaid expenses   ....................................     858,886        1,865,883
     Deferred income taxes  ................................           -        8,692,447
                                                             -----------     ------------
          Total current assets  ............................  66,111,134      161,681,659
                                                             -----------     ------------
PROPERTY AND EQUIPMENT, net ................................   4,128,880       21,586,401
NOTES RECEIVABLE, net ......................................     417,675        1,336,738
GOODWILL, net ..............................................   1,456,833       27,077,875
OTHER ASSETS  ..............................................     759,714        1,466,480
                                                             -----------     ------------
          Total assets  .................................... $72,874,236     $213,149,153
                                                             ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Floorplan notes payable  .............................. $42,543,902     $ 58,487,845
     Current maturities of long-term debt   ................      33,685        2,316,432
     Deferred income taxes  ................................     357,172                -
     Accounts payable and accrued expenses  ................  16,740,525       50,668,326
                                                             -----------     ------------
          Total current liabilities   ......................  59,675,284      111,472,603
                                                             -----------     ------------
LONG-TERM DEBT, net of current maturities ..................     309,779        7,053,467
LONG-TERM DEFERRED INCOME TAXES ............................      58,604        3,698,838
OTHER LONG-TERM LIABILITIES ................................     620,896        1,552,739
COMMITMENTS AND CONTINGENCIES ..............................
STOCKHOLDERS' EQUITY:
     Preferred stock, 1,000,000 shares authorized, none
      issued or outstanding ................................           -                -
     Common stock, $.01 par value, 50,000,000 shares
      authorized, 3,570,302 and 14,673,051 issued
      and outstanding ......................................      35,703          146,730
     Additional paid-in capital   ..........................   6,269,801       91,846,257
     Retained earnings (deficit)  ..........................   5,904,169       (2,529,006)
     Treasury stock, at cost, 10,000 shares   ..............           -          (92,475)
                                                             -----------     ------------
          Total stockholders' equity  ......................  12,209,673       89,371,506
                                                             -----------     ------------
          Total liabilities and stockholders'
               equity   .................................... $72,874,236     $213,149,153
                                                             ===========     ============


      The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Pro Forma
                                                   Year Ended December 31,               Year Ended
                                           -----------------------------------------    December 31,
                                              1995           1996            1997           1997
                                           ------------   ------------    ----------    ------------
                                                                                         (unaudited)
REVENUES:
     New vehicle sales ..................  $151,226,737   $164,978,710   $228,043,546    $513,863,494
     Used vehicle sales .................    79,447,701     88,477,330    135,507,523     288,010,274
     Parts and service sales.............    16,940,622     20,648,962     30,005,678      77,215,320
     Other dealership revenues, net .....     6,388,131      7,386,747     10,410,150      23,205,754
                                           ------------   ------------   ------------    ------------
               Total revenues ...........   254,003,191    281,491,749    403,966,897     902,294,842
                                           ------------   ------------   ------------    ------------
COST OF SALES:
     New vehicle sales ..................   140,086,087    152,708,620    212,349,242     471,664,355
     Used vehicle sales .................    71,553,967     78,911,645    123,931,626     266,975,770
     Parts and service sales ............     8,266,771     10,277,097     13,085,450      36,524,219
                                           ------------   ------------   ------------    ------------
               Total cost of sales ......   219,906,825    241,897,362    349,366,318     775,164,344
                                           ------------   ------------   ------------    ------------

GROSS PROFIT ............................    34,096,366     39,594,387     54,600,579     127,130,498

GOODWILL AMORTIZATION ...................        27,152         36,982        170,267         790,414

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES ................    26,138,383     30,731,251     44,209,231     100,928,222
                                           ------------   ------------   ------------    ------------
               Income from operations ...     7,930,831      8,826,154     10,221,081      25,411,862

OTHER INCOME AND EXPENSES:
 Interest expense, net ..................    (3,470,879)    (3,168,086)    (3,985,621)     (6,120,396)
 Other income (expense), net ............       (80,446)       (69,328)       155,510          88,497
                                           ------------   ------------   ------------    ------------
INCOME BEFORE INCOME TAXES ..............     4,379,506      5,588,740      6,390,970      19,379,963

PROVISION FOR INCOME TAXES ..............       744,316        381,752        573,254       7,967,299
                                           ------------   ------------   ------------    ------------
NET INCOME ..............................    $3,635,190     $5,206,988     $5,817,716     $11,412,664
                                           ============   ============    ===========    ============
S Corporation pro forma income
 taxes (unaudited) ......................       989,968      1,831,389      1,464,834
                                           ------------   ------------   ------------
Pro forma net income (unaudited).........    $2,645,222     $3,375,599     $4,352,882
                                           ============   ============   ============
Earnings per share on pro forma net
Income:
 Basic  .................................                                                       $0.78
 Diluted ................................                                                       $0.76

Weighted average shares outstanding:
 Basic ..................................                                                  14,672,804
 Diluted ................................                                                  15,098,594

      The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Common Stock               Additional         Retained
                                  -------------------------         Paid-In           Earnings          Treasury
                                    Shares          Amounts         Capital          (Deficit)          Stock            Total
                                  -----------      --------       -----------       -----------        --------        ----------
 BALANCE, December 31, 1994....     3,353,461      $ 33,535        $3,046,969         $2,265,774        $      -      $ 5,346,278
  Net income ..................             -             -                 -          3,635,190               -        3,635,190
  Capital contribution ........             -             -         1,725,000                  -               -        1,725,000
  Dividends ...................             -             -                 -         (2,086,181)              -       (2,086,181)
                                  -----------      --------       -----------        -----------        --------      -----------
 BALANCE, December 31, 1995....     3,353,461        33,535         4,771,969          3,814,783               -        8,620,287
  Net income...................             -             -                 -          5,206,988               -        5,206,988
  Issuance of common
   stock ......................       216,841         2,168         1,497,832                  -               -        1,500,000
 Dividends ....................             -             -                 -         (3,117,602)              -       (3,117,602)
                                  -----------      --------       -----------        -----------        --------      -----------
BALANCE, December 31, 1996.....     3,570,302        35,703         6,269,801          5,904,169               -       12,209,673
 Acquisition of founding
   companies...................     5,954,613        59,546        33,294,322                  -               -       33,353,868
 Initial public offering,
   net ........................     5,148,136        51,481        51,707,134                  -               -       51,758,615
 Purchase of treasury stock....             -             -                 -                  -         (92,475)         (92,475)
 Stock transfer by
   shareholder, net of tax ....             -             -           575,000                  -               -          575,000
 Net income ...................             -             -                 -          5,817,716               -        5,817,716
  Dividends ...................             -             -                 -        (14,250,891)              -      (14,250,891)
                                  -----------      --------       -----------        -----------        --------      -----------
 BALANCE, December 31, 1997....    14,673,051      $146,730       $91,846,257        $(2,529,006)       $(92,475)     $89,371,506
                                  ===========      ========       ===========        ===========        ========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                              -----------------------------------------------------
                                                                1995                  1996                  1997
                                                              ----------           ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................      $3,635,190           $5,206,988            $5,817,716
 Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities -
 Depreciation and amortization..........................         538,493              740,811             1,020,073
 Non-cash compensation, net of tax......................               -                    -               575,000
 Deferred income taxes..................................         190,787             (315,631)           (1,014,705)
 Provision for doubtful accounts and uncollectible
       notes............................................          84,833              108,068               270,047
 Loss (gain) on sale of assets..........................          15,313               18,350              (111,637)
 Changes in assets and liabilities -
 Accounts receivable ...................................         197,696              294,888             1,563,713
 Inventories............................................      (4,873,611)          (6,106,872)            5,686,292
 Prepaid expenses and other assets......................         196,943             (514,167)            3,608,725
 Due from affiliates, net...............................               -                    -               491,475
 Floorplan notes payable................................       3,876,738            5,508,254           (38,896,004)
 Accounts payable and accrued expenses..................       3,334,511            2,391,588            (5,611,583)
                                                             -----------          -----------           -----------
    Total adjustments...................................       3,561,703            2,125,289           (32,418,604)
                                                             -----------          -----------           -----------
         Net cash provided by (used in) operating
            activities..................................       7,196,893            7,332,277           (26,600,888)
                                                             -----------          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in notes receivable...........................        (374,826)            (235,054)             (362,422)
 Collections on notes receivable........................               -              192,205                87,787
 Purchases of property and equipment....................        (928,017)          (1,977,075)           (2,163,793)
 Proceeds from sale of property and equipment...........               -                    -             1,935,346
 Cash received in acquisitions, net of cash paid........               -           (2,594,994)           11,163,785
                                                             -----------          -----------           -----------
         Net cash provided by (used in) investing
            activities..................................      (1,302,843)          (4,614,918)           10,660,703
                                                             -----------          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of long-term debt....................       (171,910)            (152,807)             (470,612)
 Borrowings of long-term debt............................         13,111              212,329               108,488
 Issuance of common stock................................              -            1,500,000                     -
 Initial public offering, net............................              -                    -            51,758,615
 Purchase of treasury stock..............................              -                    -               (92,475)
 Contribution from stockholders..........................      1,725,000                    -                     -
 Dividends paid in cash..................................     (2,086,181)          (3,117,602)          (11,951,693)
                                                             -----------          -----------           -----------
         Net cash provided by (used in) financing
             activities..................................       (519,980)          (1,558,080)           39,352,323
                                                             -----------          -----------           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS................      5,374,070            1,159,279            23,412,138
CASH AND CASH EQUIVALENTS, beginning of period...........      5,145,701           10,519,771            11,679,050
                                                             -----------          -----------           -----------
CASH AND CASH EQUIVALENTS, end of Period.................    $10,519,771          $11,679,050           $35,091,188
                                                             ===========          ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for -
 Interest................................................     $3,427,813           $3,117,601            $4,199,664
 Taxes...................................................        475,000              924,456               130,991

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Group 1 Automotive, Inc. and subsidiaries (Group 1 or the Company) was founded in December 1995 to become a leading consolidator in the highly fragmented automobile retailing industry. In October 1997, Group 1 acquired four separate dealership groups (the Founding Groups), consisting of 30 dealership franchises and related businesses, in exchange for consideration consisting of a combination of cash and common stock. Concurrent with the acquisition of the Founding Groups, Group 1 completed an initial public offering of 5,520,000 shares of common stock. The Company is primarily engaged in the retail sale of new and used vehicles and the sale of related finance, insurance and service contracts thereon. In addition, the Company sells automotive parts and provides vehicle servicing.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation

     For financial statement presentation purposes, Howard Group, one of the Founding Groups, has been identified as the accounting acquiror. The acquisition of the remaining Founding Groups was accounted for using the purchase method of accounting. The operations of Group 1 Automotive, Inc., the parent company, and the Founding Groups, excluding the Howard Group, are included in the results of operations beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The results of operations of the Howard Group are included for the full year for all periods presented. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition

     Revenue from vehicle sales, parts sales and vehicle service is recognized upon delivery to the customer.

     Finance, Insurance and Service Contract Income Recognition

     The Company arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers over the predetermined financing rates set by the financing institution. In addition, the Company receives commissions from the sale of credit life and disability insurance and extended service contracts to customers.

     The Company may be charged back (chargebacks) for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and service contract income, net of estimated chargebacks, are included in other dealership revenue in the accompanying combined financial statements.

     Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase and contracts in transit. Contracts in transit represent contracts on vehicles sold, for which the proceeds are in transit from financing institutions.

     Inventories

     New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific-unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for major additions or improvements which extend the useful lives of assets are capitalized. Minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

     Goodwill

     Goodwill represents the excess of the purchase price of dealerships acquired over the fair value of tangible assets acquired at the date of acquisition. Goodwill is amortized on a straight-line basis over 40 years. Amortization expense charged to operations totaled approximately $27,000, $37,000 and $170,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Accumulated amortization totaled approximately $129,000 and $299,000 as of December 31, 1996 and 1997, respectively.

     Income Taxes

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

     Prior to acquisition of the Founding Groups, certain entities of the Howard Group elected S Corporation status, as defined by the Internal Revenue Code, whereby the companies were not subject to taxation for federal purposes. Under S Corporation status, the stockholders report their share of these companies' taxable earnings or losses in their personal tax returns. All S Corporation elections were terminated in conjunction with the acquisitions.

     Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of floorplan notes payable and long-term debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or existence of variable interest rates that approximate market rates.

     In January 1998, the Company entered into a three-year interest rate swap agreement with a bank. The effect of this swap will be to convert the interest rate on $75 million of debt to a fixed rate of approximately 7.16%.

     Advertising

     The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 1995, 1996 and 1997 totaled $3.4, $3.2 and $5.9 million, respectively.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements relate to reserves for used vehicle valuations, retail loan guarantees and future chargebacks on finance, insurance and service contract income. Actual results could differ from those estimates.

   Statements of Cash Flows

   For purposes of the statements of cash flows, cash and cash equivalents include contracts in transit which are typically collected within one month. Additionally, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the statements of cash flows.

   Earnings Per Share

   SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises rather than primary and fully diluted earnings per share as previously required. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. As the Company was not a public enterprise until October 1997, and the companies included in the statements of operations were under different tax structures (S Corporations and C Corporations), no earnings per share data has been presented for the historical results of operations for the years ended December 31, 1995, 1996 and 1997. The following table sets forth the shares outstanding for the pro forma earnings per share calculations:

                                                                                            Pro Forma
                                                                                            Year Ended
                                                                                           December 31,
                                                                                               1997
                                                                                           -------------
     Common stock outstanding                                                                14,673,051
     Less: weighted average treasury shares repurchased..............................              (247)
                                                                                           ------------
      Shares used in computing basic earnings per share.............................         14,672,804
     Dilutive effect of stock options, net of assumed repurchase of treasury
      stock...........................................................................          425,790
                                                                                           ------------
      Shares used in computing diluted earnings per share...........................         15,098,594
                                                                                           ============

   Recent Accounting Pronouncements

   During June 1997, Statement of Financial Accounting Standards ("SFAS") No.

131, " Disclosures About Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. Additionally, it adds a requirement for the presentation of certain segment data on a quarterly basis starting in 1999. Management is currently evaluating the impact of this standard on the Company's future financial reporting.

   Reclassifications

   Certain reclassifications have been made to prior year financial statements to conform them with the current year presentation.

3. ACQUISITION OF FOUNDING GROUPS

   The accompanying consolidated balance sheet includes preliminary allocations of the purchase price of the Founding Groups which are subject to final adjustment.

   The following pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) the acquisition of the Founding Groups assuming the acquisitions occurred on January 1, 1996 and 1997, respectively, (2) the completion of the IPO as of the beginning of the respective periods and (3) certain pro forma adjustments discussed below.


                       1996         1997
                      ---------       ----------
                      (in thousands, except share amounts)

                                                      (unaudited)
        Revenues........................    $821,913               $902,295
        Gross profit....................     116,130                127,131
        Income from operations..........      21,822                 25,412
        Net income......................       9,447                 11,413
        Basic earnings per share........        0.64                   0.78
        Diluted earnings per share......       $0.63                  $0.76


     Pro forma adjustments included in the amounts above primarily relate to:
(a) increases in revenues and decreases in cost of sales related to commission arrangements on certain third-party products sold by the dealerships which previously benefited the stockholders and such agreements were terminated in conjunction with the acquisitions and the companies will realize the benefits thereafter; (b) pro forma goodwill amortization expense over an estimated useful life of 40 years; (c) reductions in compensation expense and management fees to the level that certain management employees and owners of the Founding Groups will contractually receive; (d) incremental corporate overhead costs related to personnel costs, rents, professional service fees and directors and officers liability insurance premiums; (e) decreases in interest expense resulting from the repayment of floorplan obligations with proceeds from the offering; and (f) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.

4.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Accounts receivable consist of the following:

                                                                       December 31,
                                                             ------------------------------------
                                                                1996                   1997
                                                             -----------            ------------
          Amounts due from manufacturers................      $3,574,953             $3,888,501
          Due from finance companies....................       1,002,153              3,217,205
          Parts and service receivables.................         652,222              2,273,045
          Other.........................................         777,329                890,403
                                                            ------------           ------------
          Total accounts receivable.....................       6,006,657             10,269,154
          Less - Allowance for doubtful accounts........        (107,921)              (520,207)
                                                            ------------           ------------
          Accounts receivable, net......................      $5,898,736             $9,748,947
                                                            ============           ============

     Inventories consist of the following:

                                                                       December 31,
                                                             ------------------------------------
                                                                1996                   1997
                                                             -----------            ------------
           New vehicles................................      $36,973,347            $70,574,596
           Used vehicles...............................        8,612,757             25,690,062
           Rental vehicles.............................                -              2,495,113
           Parts, accessories and other................        2,088,358              6,661,600
                                                            ------------           ------------
           Total inventories...........................      $47,674,462           $105,421,371
                                                             ===========           ============


     Accounts payable and accrued expenses consist of the following:

                                                                       December 31,
                                                             ------------------------------------
                                                                1996                   1997
                                                             -----------            ------------
           Account payable, trade.......................     $ 6,135,880            $18,510,907
           Reserve for finance, insurance and
              service contract chargebacks..............       5,782,600             10,530,250
           Reserve for retail loan guarantees...........               -              2,009,638
           Other accrued expenses.......................     $ 4,822,045             19,617,531
                                                            ------------           ------------
                Total accounts payable and accrued
                   expenses.............................     $16,740,525            $50,668,326
                                                             ===========            ===========

5.     PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                               Estimated                      December 31,
                                              Useful Lives          ------------------------------------
                                                in Years                1996                   1997
                                               -----------          ------------          --------------
        Land...............................        -                           $-             $7,665,229
        Buildings..........................     20 to 35                   32,058              5,402,916
        Leasehold improvements.............     7 to 15                 1,086,129              3,807,625
        Machinery and equipment............      3 to 7                 2,460,465              2,995,035
        Furniture and fixtures.............      5 to 7                 1,387,095              4,590,538
        Company vehicles...................        5                    2,146,377                528,166
                                                                     ------------          -------------
             Total.........................                             7,112,124             24,989,509
        Less -- Accumulated depreciation...                            (2,983,244)            (3,403,108)
                                                                     ------------          -------------
        Property and equipment, net........                            $4,128,880            $21,586,401
                                                                     ============          =============

6.     FLOORPLAN NOTES PAYABLE:

     Floorplan notes payable reflect amounts payable for the purchase of specific vehicle inventory and consist of the following:

                                                                 December 31,
                                                        -----------------------------------
                                                          1996                   1997
                                                        -----------           ------------
       New vehicles................................     $38,677,985            $42,918,279
       Used vehicles...............................       3,865,917             13,173,880
       Rental vehicles.............................               -              2,395,686
                                                       ------------           ------------
            Total floorplan notes payable..........     $42,543,902            $58,487,845
                                                       ============           ============

     Floorplan notes payable are due to various floorplan lenders, bearing interest at rates ranging from prime minus 100 basis points to prime plus 175 basis points. As of December 31, 1996 and 1997 the weighted average interest rate on floorplan notes payable outstanding was 7.75% and 7.93%. Interest expense on floorplan notes payable totaled approximately $3.4, $3.1 and $3.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. The floorplan arrangements permit the Company to borrow up to $150.4 million, dependent upon new and used vehicle sales and inventory levels. As of December 31, 1997, total available borrowings under floorplan agreements were approximately $91.9 million. Vehicle payments on the notes are due when the related vehicles are sold. The notes are collateralized by substantially all of the inventories of the Company.

7.     LONG-TERM DEBT:

                                                               December 31,
                                                  --------------------------------------
                                                       1996                     1997
                                                  ---------------          --------------
         Note payable to a bank with
           monthly principal payments of
           $41,892, due through March 2004,
           bearing interest at 7.5%
           payable monthly....................    $       --              $    3,138,386
         Note payable to a bank, with
           monthly principal payments of
           $13,740 due through August 2006,
           bearing interest at prime rate
           (8.50% at December 31, 1997).......            --                   2,082,893
         Mortgage loan to a bank, with
           monthly principal payments of
           $15,000, due through May 2005,
           bearing interest at prime plus 25
           basis points (8.75% at December
           31, 1997), payable monthly.........            --                   1,314,290
         Revolving line of credit with a
           bank, due on demand, bearing
           interest at prime plus 100 basis
           points (9.5% at December 31, 1997)             --                     985,448
         Note payable to a bank, with
           monthly principal and interest
           payments of $5,831 due through
           February 2006, bearing interest at
           8.20%..............................            --                     568,399
        Other notes payable, maturing in
           varying amounts through August
           2001 with interest ranging from
           7.0% to 13.7%......................            343,464              1,280,483
                                                  ---------------         --------------
        Total long-term debt..................            343,464              9,369,899
                                                  ---------------         --------------

           Less - Current portion.............            (33,685)            (2,316,432)
                                                  ---------------         --------------
           Long-term portion..................    $       309,779         $    7,053,467
                                                  ===============         ==============

     The notes payable are secured by the land, buildings or other assets for which the debt was incurred. On December 31, 1997, Group 1 entered into a $125 million, three-year revolving Credit Agreement with a bank group (the "Credit Facility"). There were no amounts drawn on the Credit Facility as of December 31, 1997. The Credit Facility provides for a floorplan line of credit of $75 million for the financing of vehicle inventories and an acquisition line of credit of $50 million, for the financing of acquisitions, general corporate purposes or capital expenditures. The amount of funds available under the acquisition line is dependent upon a calculation based on the Company's cash flow and maintaining certain financial ratios. At Group 1's option the acquisition line of credit of the Credit Facility may bear interest based on the London Interbank Offered Rate plus a margin varying from 150 to 275 basis points, dependent upon certain financial ratios. Additionally, the loan agreement contains various covenants including financial ratios and other requirements which must be maintained by the Company. The agreements also limit the amount the Company may pay as cash dividends.

     Total interest expense on long-term debt was approximately $56,000 and $176,000 for the years ended December 31, 1996 and 1997, respectively.

     The aggregate maturities of long-term debt as of December 31, 1997 are as follows:

                      1998........................     $2,316,432
                      1999........................      1,206,616
                      2000........................      1,138,898
                      2001........................      1,055,680
                      2002........................        897,017
                      Thereafter..................      2,755,256
                                                    -------------
                      Total long-term debt........     $9,369,899
                                                    =============

8.  CAPITAL STOCK AND STOCK OPTIONS:

     In 1996, Group 1 adopted the 1996 Stock Incentive Plan (the Plan), which provides for the granting or awarding of stock options, stock appreciation rights and restricted stock to officers and other key employees and directors. The number of shares authorized and reserved for issuance under the Plan is 2,000,000 shares of which 752,550 are available for future issuance. In general, the terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. As of December 31, 1997, the Company has granted options to employees and directors covering an aggregate of 1,247,450 shares of common stock. All outstanding options are exercisable over a period not to exceed 10 years and vest over a five- or six-year period.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to record employee compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25. Accordingly, compensation expense is recorded for stock options based on the excess of the fair market value of the common stock on the date the options were granted over the aggregate exercise price of the options. As the exercise price of options granted under the Plan has been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to the Plan has been recorded.

     Had compensation expense for the Plan been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows for the year ended December 31, 1997:

     Net income as reported  ........................................  $5,817,716
     Pro forma net income under FAS 123  ............................  $5,451,048


     The following table summarizes the Company's outstanding stock options:

                                                                    YEAR ENDED DECEMBER 31, 1997
                                                                --------------------------------
                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                    NUMBER       EXERCISE PRICE
                                                                --------------   --------------
                Options outstanding, beginning of year........      205,000         $ 2.90
                Grants:
                 First quarter 1997 (all at $2.90 per share)..      360,000           2.90
                 Fourth quarter 1997 (all at $12.00 per share)      682,450          12.00
                                                                --------------   --------------
                Options outstanding, end of year..............    1,247,450         $ 7.88
                                                                ==============   ==============

     At December 31, 1997, 129,843 options were exercisable at a weighted average exercise price of $6.56. The weighted average exercise price of options granted during the year ended December 31, 1997 was $8.86. The weighted average remaining contractual life of options outstanding is 9.5 years. The weighted average fair value per share of options granted during the years ended December 31, 1996 and 1997 is $0.45 and $5.94, respectively. The fair value of the options granted prior to the initial public offering were estimated on the date of the grant using the minimum value method as the Company was not a public entity and was not able to use the Black-Scholes model because estimating the expected volatility was not feasible. The fair value of options granted at or subsequent to the initial public offering is estimated on the date of grant using the Black-Scholes option pricing model.

     The following table summarizes the weighted average information used in determining the fair value of the options granted during the years ended December 31, 1996 and 1997:

                                                              1996          1997
                                                              ----          ----
          Weighted average risk-free interest rate ........   5.0%           5.9%
          Weighted average expected life of options........ 6 years       10 years
          Weighted average expected volatility.............   N/A           58.1%
          Weighted average expected dividends..............   ---           ----

     In September 1997, Group 1 adopted Group 1 Automotive's 1998 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan authorizes the issuance of up to 200,000 shares of Common Stock and provides that no options may be granted under the Purchase Plan after June 30, 2007. The Purchase Plan is available to all employees of the Company and its participating subsidiaries. At the end of each fiscal quarter ("Option Period") during the term of the Purchase Plan, the employee contributions are used to acquire shares of Common Stock at 85% of the fair market value of the Common Stock on the first or the last day of the Option Period, whichever is lower.

9. RELATED-PARTY TRANSACTIONS:

     The principals of the Founding Groups lease certain of the dealership facilities to Group 1 under long-term operating leases. Additional information regarding the terms of these leases is contained in Note 10, "Operating Leases."

     In connection with the acquisitions the principal stockholder of the Howard Group acquired certain non-operating assets (recreational vehicles and properties) owned by the Howard Group. The purchase price, which approximated fair market value, was approximately $2.0 million.

10.      OPERATING LEASES:

     The Company leases various facilities and equipment under long-term operating lease agreements, including leases with related parties. The related-party leases expire on December 31, 2027 and are cancelable, at the Company's option, every five years beginning in 2007. The third-party leases are non-cancelable and expire on various dates through August 2013.

     Future minimum lease payments for operating leases are as follows:

                                               Related
             Year ended December 31,           Parties       Third Parties        Total
          ------------------------------    -------------  ------------------   -----------
             1998..........................  $5,022,608        $2,025,394        $7,048,002
             1999..........................   5,076,161         1,730,511         6,806,672
             2000..........................   5,043,672         1,671,049         6,714,721
             2001..........................   5,043,672           988,422         6,032,094
             2002..........................   4,909,232           570,000         5,479,232
             Thereafter....................  24,411,720         5,038,367        29,450,087
                                            -----------       -----------       -----------
             Total......................... $49,507,065       $12,023,743       $61,530,808
                                            ===========       ===========       ===========

     Total rent expense under all operating leases, including operating leases with related parties, was approximately $2.2, $2.3 and $3.3 million for the years ended December 31, 1995, 1996 and 1997, respectively. Total rental expense for the year ending December 31, 1998 is not anticipated to be materially different than the total rental expense incurred by all of the companies for the year ended December 31, 1997. Rental expense on related-party leases, which is included in the above amounts, totaled approximately $1.8, $1.9 and $2.6 million for the years ended December 31, 1995, 1996 and 1997, respectively.

11.      INCOME TAXES:
     Federal and state income taxes are as follows:

                                                                  DECEMBER 31,
                                                  -------------------------------------------
                                                     1995            1996             1997
                                                  --------        ---------        ----------
                            Federal -
                             Current............  $476,615         $586,642        $1,290,857
                             Deferred...........   160,631         (261,857)         (761,726)
                            State -
                             Current............    76,914          110,741           297,102
                             Deferred...........    30,156          (53,774)         (252,979)
                                                  --------         --------          --------
                            Provision for
                             income taxes.......  $744,316         $381,752          $573,254
                                                  ========         ========          ========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income taxes as follows:

                                                                           DECEMBER 31,
                                                         -----------------------------------------------
                                                            1995               1996              1997
                                                         ----------        ----------         ----------
                 Provision at the statutory rate......   $1,489,032        $1,900,172         $2,172,930
                 Increase (decrease) resulting
                  from --.............................     (877,106)       (1,584,686)        (1,269,151)
                  Income of S Corporations
                  State income tax, net of
                   benefit for federal deduction......       70,666            37,598             29,121
                  Deferred tax assets realized on
                   conversion of S Corporations to
                   C Corporations.....................            -                 -           (402,524)
                  Other...............................       61,724            28,668             42,878
                                                           --------          --------           --------
                 Provision for income taxes...........     $744,316          $381,752           $573,254
                                                           ========          ========           ========

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and (liabilities) result principally from the following:

                                                                             December 31,
                                                                   ------------------------------
                                                                       1996              1997
                                                                   ------------      ------------
                        Inventory ................................  $(2,637,029)      $(3,166,360)
                        Reserves and accruals not deductible
                           until paid ............................    2,175,732         8,639,072
                        Depreciation .............................      (58,604)         (644,607)
                        Other ....................................      104,125           165,504
                                                                    -----------       -----------
                        Net deferred tax asset (liability)........  $  (415,776)      $ 4,993,609
                                                                    ===========       ===========

     The net deferred tax assets and (liabilities) are comprised of the following:

                                                                         December 31,
                                                                --------------------------------
                                                                   1996                 1997
                                                                -----------         ------------
                         Deferred tax assets -
                          Current  ..................           $2,144,789         $ 10,219,562
                         Deferred tax liabilities -
                          Current  ..................            (2,501,961)          (1,527,115)
                          Long-term  ................               (58,604)          (3,698,838)
                                                                 ----------         ------------
                         Net deferred tax
                           asset (liability).........            $ (415,776)        $  4,993,609
                                                                 ==========         ============

12.  COMMITMENTS AND CONTINGENCIES:

     Litigation

     The Company is a defendant in several lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Companies' financial position or results of operations.

Insurance

     Because of their vehicle inventory and nature of business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. The Company's insurance includes an umbrella policy with a $50 million per occurrence limit as well as insurance on its real property, comprehensive coverage for its vehicle inventory, general liability insurance, employee dishonesty coverage and errors and omissions insurance in connection with its vehicle sales and financing activities.

     Loan Guarantees

     Two of the Company's dealerships provide financing for certain customers through a third-party lender. Under the terms of this financing contract, customers execute installment contracts which are guaranteed with full recourse to the dealerships. The dealerships transfer the rights to the future economic benefits related to the receivables; however, in the event that the customer defaults on the note, the lender may require repayment of the principal amount of the note plus earned interest through the date of default, with collection efforts to be performed by the dealership. As of December 31, 1997, total customer notes outstanding guaranteed by the two dealerships were approximately $10.1 million. The dealerships have provided reserves for estimated future loan losses based on historical loss trends and total guarantees outstanding (see Note 4). This financing arrangement represents approximately 1.3% of the Company's total financing arranged.
13.  RETIREMENT PLANS:

     Effective April 1, 1996, one of the Founding Groups established a 401(k) salary deferral/savings plan for the benefit of all employees. Employees electing to participate in the plan may contribute up to 15% of annual compensation, limited to the maximum amount that can be deducted for income tax purposes each year.

     The Founding Group, at its discretion, has the option to match each employee's contribution up to a maximum of 6% of annual compensation each plan year. The Founding Group elected to make contributions totaling approximately $178,000 and $306,000 for the years ended December 31, 1996 and 1997, respectively.

14. PENDING ACQUISITIONS(UNAUDITED)

     The Company has signed definitive purchase agreements related to eight dealership acquisitions. Three of these acquisitions are new platforms and will expand the Company's geographic diversity to include Georgia, New Mexico and South Florida. Certain of the remaining acquisitions are tuck-ins which will complement the Company's platform operations in Austin and Beaumont, Texas and in South Florida. These acquisitions will bring the Company's total number of dealership franchises to 58 and the number of brands represented to 24. The closing of each of these acquisitions is subject to customary closing conditions, including manufacturer approval and the completion of due diligence. The aggregate consideration paid, or to be paid, in completing these acquisitions, including real estate acquired and excluding the assumption of an estimated $92.5 million of inventory financing, is $80.2 million in cash and 3,450,358 shares of Group 1 Common Stock. As part of certain of the acquisitions, the Company may be obligated for additional purchase consideration dependent upon the Company's future stock price and earnings before taxes of certain of the dealership operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To McCall Group:

     We have audited the accompanying combined balance sheet of the companies identified in Note 1 (the Companies) as of December 31, 1996, and the related combined statements of operations, stockholders' equity (deficit) and cash flows for the ten month period ended October 31, 1997, and for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Companies as of December 31, 1996, and the results of their operations and their cash flows for the ten month period ended October 31, 1997 and for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
March 6, 1998

                                  MCCALL GROUP

                             COMBINED BALANCE SHEET



                                                                                  December 31,
                           ASSETS                                                     1996
                                                                                  ------------
                           CURRENT ASSETS:
                            Cash and cash equivalents............................  $14,093,483
                            Accounts receivable, net.............................    4,407,835
                            Due from affiliates..................................    1,397,454
                            Inventories..........................................   23,720,965
                            Notes receivable, net................................      237,547
                            Prepaid expenses.....................................      294,044
                            Deferred income taxes................................    1,769,529
                                                                                   -----------
                               Total current assets..............................   45,920,857
                                                                                   -----------
                           PROPERTY AND EQUIPMENT, net...........................    3,147,017
                           LONG-TERM DEFERRED INCOME TAXES.......................      104,882
                           OTHER ASSETS..........................................    1,300,432
                                                                                   -----------
                               Total assets......................................  $50,473,188
                                                                                   ===========
                           LIABILITIES AND STOCKHOLDERS' DEFICIT

                           CURRENT LIABILITIES:
                            Floorplan notes payable..............................  $32,219,713
                            Current maturities of long-term debt.................      146,303
                            Due to affiliates....................................      798,413
                            Accounts payable and accrued expenses................   18,176,922
                                                                                   -----------
                               Total current liabilities.........................   51,341,351
                                                                                   -----------
                           LONG-TERM DEBT, net of current maturities.............      410,805
                           OTHER LONG-TERM LIABILITIES...........................      427,000
                           COMMITMENTS AND CONTINGENCIES
                           STOCKHOLDERS' DEFICIT:
                            Common stock.........................................       71,278
                            Additional paid-in capital...........................    3,222,043
                            Retained deficit.....................................   (4,999,289)
                                                                                   -----------
                               Total stockholders' deficit.......................   (1,705,968)
                                                                                   -----------
                               Total liabilities and stockholders'
                                deficit..........................................  $50,473,188
                                                                                   ===========

    The accompanying notes are an integral part of these combined financial statements.

                                  MCCALL GROUP

                       COMBINED STATEMENTS OF OPERATIONS



                                                                                              Ten Month
                                                         Year Ended December 31,            Period Ended
                                                       -------------------------------       October 31,
                                                           1995               1996              1997
                                                       ------------       ------------      ------------
                 REVENUES:
                  New vehicle sales...............     $125,809,681       $166,381,686      $138,435,720
                  Used vehicle sales..............       68,332,375         90,895,516        77,240,103
                  Parts and service sales.........       19,431,385         21,244,959        21,004,450
                  Other dealership revenues, net..        5,314,141          6,810,908         5,360,216
                                                       ------------       ------------      ------------
                       Total revenues.............      218,887,582        285,333,069       242,040,489

                 COST OF SALES:
                  New vehicle sales...............      115,413,170        152,054,592       125,123,613
                  Used vehicle sales..............       64,157,498         84,806,452        73,522,958
                  Parts and service sales.........        9,069,093          9,354,112         8,671,416
                                                       ------------       ------------      ------------
                       Total cost of sales........      188,639,761        246,215,156       207,317,987
                                                       ------------       ------------      ------------
                       Gross profit...............       30,247,821         39,117,913        34,722,502
                 SELLING, GENERAL AND
                  ADMINISTRATIVE EXPENSES.........       27,751,831         35,072,460        29,233,094
                                                       ------------       ------------      ------------
                       Income from
                         operations...............        2,495,990          4,045,453         5,489,408
                 OTHER INCOME AND EXPENSE:
                  Interest expense, net...........       (3,305,891)        (2,883,395)       (1,720,557)
                  Other expense, net..............          (43,735)           (45,094)          (42,020)
                                                       ------------       ------------      ------------
                 INCOME (LOSS) BEFORE INCOME
                  TAXES...........................         (853,636)         1,116,964         3,726,831
                 PROVISION FOR INCOME TAXES.......          282,887            177,772         1,045,383
                                                       ------------       ------------      ------------
                 NET INCOME (LOSS)................      $(1,136,523)          $939,192        $2,681,448
                                                       ============       ============      ============

    The accompanying notes are an integral part of these combined financial statements.

                                  MCCALL GROUP

             COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                          Additional
                                             Common        Paid-In       Subscription       Retained
                                              Stock        Capital        Receivable        (Deficit)           Total
                                            ---------     ----------      ------------     ------------     -------------
 BALANCE, December 31, 1994................   125,800     $2,930,419         $(838,683)     $(2,347,263)       $(129,727)
  Net loss.................................         -              -                 -       (1,136,523)      (1,136,523)
  Payments on subscriptions receivable.....         -              -           270,272               -           270,272
  Settlement of subscriptions
   receivable..............................         -              -           568,411               -           568,411
                                              -------     ----------        ----------     -----------       -----------
 BALANCE, December 31, 1995................   125,800      2,930,419                 -      (3,483,786)         (427,567)
  Net income...............................         -              -                 -         939,192           939,192
  Dividend to parent under tax sharing
   agreement...............................         -              -                 -        (323,590)         (323,590)
  Purchase and retirement of treasury
   stock...................................   (57,898)             -                 -      (2,131,105)       (2,189,003)
  Stock issued to employees................     3,376        291,624                 -               -           295,000
                                              -------     ----------        ----------     -----------       -----------
 BALANCE, December 31, 1996................    71,278      3,222,043                 -      (4,999,289)       (1,705,968)
  Net income...............................         -              -                 -       2,681,448         2,681,448
 Dividend to parent under tax sharing
  agreement................................         -              -                 -        (445,349)         (445,349)
                                              -------     ----------        ----------     -----------       -----------
 BALANCE, October 31, 1997.................   $71,278     $3,222,043        $        -     $(2,763,190)         $530,131
                                              =======     ==========        ==========     ===========       ===========

    The accompanying notes are an integral part of these combined financial statements.

                                  MCCALL GROUP

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                                             Ten Month
                                                                         Year Ended December 31,            Period Ended
                                                                       ------------------------------        October 31,
                                                                           1995              1996                1997
                                                                       ------------       -----------       -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................   $(1,136,523)       $   939,192         2,681,448
  Adjustments to reconcile net income (loss) to net cash
   Provided by (used in) operating activities -
   Depreciation and amortization....................................       439,402            598,278           485,153
   LIFO reserve.....................................................      (305,000)             9,000           (99,474)
   Deferred income taxes............................................      (514,187)           (14,313)          133,250
   Provision for doubtful accounts and uncollectible notes..........       208,972            357,860           240,682
   Loss (gain) on sale of assets....................................       (23,259)            32,632                63
   Non-cash compensation............................................             -            295,000                 -
   Tax carryforward benefited.......................................             -           (323,590)         (445,349)
   Changes in assets and liabilities -
    Accounts receivable.............................................     2,651,367         (1,059,288)          (65,337)
    Inventories.....................................................    (2,780,245)        (1,239,076)        7,733,229
    Due from affiliates, net........................................    (1,565,588)           132,341           107,566
    Prepaid expenses................................................       (25,720)          (170,068)          260,068
    Other assets....................................................        (9,546)          (874,771)          493,050
    Floorplan notes payable.........................................    (2,058,861)        (3,720,448)      (15,304,404)
    Accounts payable and accrued expenses...........................     7,695,141           (655,658)       (2,738,901)
    Other long term liabilities.....................................             -            277,000           (34,505)
                                                                       -----------        -----------        ----------
     Total adjustments..............................................     3,712,476         (6,355,101)       (9,234,909)
                                                                       -----------        -----------        ----------
     Net cash provided by (used in) operating activities............     2,575,953         (5,415,909)       (6,553,461)
                                                                       -----------        -----------        ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable......................................      (909,260)        (1,151,783)       (1,825,293)
  Collections on notes receivable...................................     1,271,071            969,767         1,003,856
  Purchases of property and equipment...............................      (613,890)        (1,285,276)       (1,129,274)
                                                                       -----------        -----------        ----------
     Net cash used in investing activities..........................      (252,079)        (1,467,292)       (1,950,711)
                                                                       -----------        -----------        ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt..............................       (54,555)          (164,694)         (228,994)
  Borrowings of long-term debt......................................       110,168            512,594           127,069
  Payments on subscriptions receivable..............................       270,272                  -                 -
                                                                       -----------        -----------        ----------
  Net cash provided by (used in) financing activities...............       325,885            347,900          (101,925)
                                                                       -----------        -----------        ----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............     2,649,759         (6,535,301)       (8,606,097)
 CASH AND CASH EQUIVALENTS, beginning of period.....................    17,979,025         20,628,784        14,093,483
                                                                       -----------        -----------        ----------
 CASH AND CASH EQUIVALENTS, end of period...........................   $20,628,784        $14,093,483        $5,487,386
                                                                       ===========        ===========        ==========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for -
  Interest..........................................................    $3,253,486        $ 2,808,993        $1,725,577
  Taxes.............................................................       227,090            818,962           513,262
 SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Receivables from stockholder forgiven in conjunction
   with purchase of treasury stock..................................             -          2,189,003                 -
  Settlement of subscriptions receivable from
   stockholder in lieu of bonus.....................................       568,411                  -                 -

    The accompanying notes are an integral part of these combined financial statements.

                                  MCCALL GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.     BUSINESS AND ORGANIZATION:

     McCall Group (the Companies) is primarily engaged in the retail sale of new and used automobiles and the sale of the related finance, insurance and service contracts thereon. In addition, the Companies sell automotive parts, provide vehicle servicing and sell wholesale used vehicles.

     The following companies are included within the combined group:
Southwest Toyota, Inc. (d.b.a. Sterling McCall Toyota) (SMT) - SMT is a Toyota dealership located in Houston, Texas.

     SMC Luxury Cars, Inc. (d.b.a. Sterling McCall Lexus) (SML) - SML is a Lexus dealership located in Houston, Texas.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation

     The accompanying combined financial statements include the accounts of SMT and SML. The Companies have been presented on a combined basis due to their related operations, common ownership and common management control. All significant intercompany balances and transactions have been eliminated in combination. SMC Investments, Inc. (SMC) owns 100% of the issued and outstanding stock of SML and approximately 51% of the stock of SMT. SMC is a separate holding company which does not operate in the automobile retailing industry and has not been included in the accompanying combined financial statements as it will not be acquired by Group 1.

     Revenue Recognition

     Revenue from vehicle sales, parts sales and vehicle service is recognized upon delivery to the customer.

     Fleet Sales

     SMT periodically supplies vehicles to various rental car companies as an accommodation to the manufacturer and to better utilize dealership capacity. These transactions generate nominal gross profit, and in management's opinion, do not represent sales in the normal course of business. Accordingly, sales of approximately $7.7 million, $10.8 million and $12.6 million and cost of sales of approximately $7.5 million, $10.7 million and $12.5 million have been excluded from the accompanying statements of operations for the years ended December 31, 1995 and 1996 and the ten month period ended October 31, 1997, respectively, as management believes excluding such amounts represents a more appropriate basis of presentation. The net profit on these wholesale fleet transactions is recorded as other dealership revenues in the accompanying statements of operations.

     Finance, Insurance and Service Contract Income Recognition

     The Companies arrange financing for customers through various institutions and receive financing fees equal to the difference between the loan rates charged to customers over the predetermined financing rates set by the financing institution. In addition, the Companies receive commissions from the sale of credit life and disability insurance and extended service contracts to customers.

     The Companies may be charged back (chargebacks) for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and service contract income, net of estimated chargebacks, are included in other dealership revenue in the accompanying combined financial statements.

     Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase and contracts in transit. Contracts in transit represent contracts on vehicles sold, for which the proceeds are in transit from financing institutions.

     Inventories

     New and demonstrator vehicles are stated at cost, determined on the last-in, first-out (LIFO) basis, which is not in excess of market. Used vehicles are stated at lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated life of the asset.

     Expenditures for major additions or improvements which extend the useful lives of assets are capitalized. Minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

     Income Taxes

     The Companies follow the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled.

     SML is a member of a consolidated group for tax reporting purposes. In accordance with SFAS No. 109, SML reports current and deferred tax expense using the separate return method, resulting in tax expense being recorded as if SML filed a separate company return for tax purposes. Under this method, SML does not recognize benefits for net operating losses (NOL's) as such amounts will not be refunded to SML by the consolidated group. These NOL carryforwards are offset against the provision for taxes in subsequent profitable years and treated as dividends to the parent when benefited. SMT is a separate tax paying entity and is not a member of a consolidated group.

     Fair Value of Financial Instruments

     The Companies' financial instruments consist primarily of floorplan notes payable, notes receivable and long-term debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or existence of variable interest rates that approximate market rates. Advertising

     The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 1995 and 1996 and the ten month period ended October 31, 1997 totaled approximately $2.8, $4.0 and $2.5 million, respectively.

     Concentration of Credit Risk

     Financial instruments which potentially subject the Companies to a concentration of credit risk consist principally of cash, cash equivalents, contracts in transit and accounts receivable. The Company maintains cash balances at financial institutions which may at times be in excess of federally insured levels. The Companies grant credit to local companies in various businesses. The Companies perform ongoing credit evaluations of their customers and generally do not require collateral. The Companies maintain an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Companies have not incurred significant losses related to these financial instruments to date.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements relate to reserves for used vehicle valuations, future chargebacks on finance, insurance and service contract income and reserves for retail loan guarantees (Notes 2 and 11, respectively). Actual results could differ from those estimates.

     Statements of Cash Flows

     For purposes of the statements of cash flows, cash and cash equivalents include contracts in transit which are typically collected within one month or less. Additionally, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the statements of cash flows.

3.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Accounts receivable consist of the following:

                                                             December 31,
                                                                 1996
                                                             ------------
                  Amounts due from manufacturers..........    $1,192,275
                  Parts and service receivables...........       870,209
                  Warranty receivables....................       259,826
                  Due from finance companies..............     1,204,624
                  Other...................................     1,180,201
                                                              ----------
                  Total accounts receivable...............     4,707,135
                  Less - Allowance for doubtful
                  accounts................................      (299,300)
                                                              ----------
                  Accounts receivable, net................    $4,407,835
                                                              ==========

     Activity in the Companies' allowance for doubtful accounts consists of the following:

                                                                         December 31,
                                                                             1996
                                                                         ------------
        Balance, beginning of year.....................................    $159,972
        Additions charged to expense...................................     187,278
        Deductions for uncollectible receivables
         written off...................................................     (47,950)
                                                                           --------
        Balance, end of year...........................................    $299,300
                                                                           ========


     Inventories consist of the following:

                                                           December 31,
                                                              1996
                                                           ------------
                   New vehicles.........................   $13,918,424
                   Used vehicles........................    11,050,657
                   Parts, accessories and other.........     1,566,156
                   Rental vehicles......................     1,674,747
                   Accumulated LIFO Reserve.............    (4,489,019)
                                                           -----------
                   Total inventories, net...............   $23,720,965
                                                           ===========

     If the specific unit method of inventory were used, income before taxes would have increased (decreased) by approximately $305,000, $(9,000) and $(99,000) for the years ended December 31, 1995 and 1996 and for the ten month period ended October 31, 1997, respectively.

     Activity in the Companies' allowance for uncollectible notes consists of the following:

                                                                                       DECEMBER 31,
                                                                                           1996
                                                                                        ---------
                        Balance, beginning of year....................................   $240,000
                        Additions charged to expense..................................    170,580
                        Transfers from loan guarantee reserve ........................          -
                        Deductions for uncollectible notes written off................   (196,580)
                                                                                         --------
                        Balance, end of year..........................................   $214,000
                                                                                         ========

     Accounts payable and accrued expenses consist of the following:

                                                                                 DECEMBER 31,
                                                                                    1996
                                                                                 -----------
                             Accounts payable, trade...........................  $ 7,452,034
                             Reserve for finance, insurance and service
                              contract chargebacks.............................    3,011,354
                             Reserve for retail loan guarantees................    1,965,000
                             Other accrued expenses............................    5,748,534
                                                                                 -----------
                             Total accounts payable and accrued expenses.......  $18,176,922
                                                                                 ===========

4.     PROPERTY AND EQUIPMENT:
     Property and equipment consist of the following:

                                                                     ESTIMATED
                                                                   USEFUL LIVES           DECEMBER 31,
                                                                     IN YEARS                 1996
                                                                   ------------           -----------
                        Leasehold improvements....................      20                $ 2,470,037
                        Machinery and equipment...................       7                  1,136,461
                        Furniture and fixtures....................       7                  2,622,636
                        Autos and trucks..........................       5                    380,626
                                                                                          -----------
                               Total..............................                          6,609,760
                        Less - Accumulated depreciation...........                         (3,462,743)
                                                                                          -----------
                        Property and equipment, net...............                        $ 3,147,017
                                                                                          ===========

5.     FLOORPLAN NOTES PAYABLE:

     Floorplan notes payable reflect amounts payable for the purchase of specific vehicle inventory and consist of the following:

                                                                                  1996
                                                                              -----------
                                New vehicles...............................   $24,398,255
                                Used vehicles..............................     6,212,001
                                Rental vehicles............................     1,609,457
                                                                              -----------
                                      Total floorplan notes payable........   $32,219,713
                                                                              ===========

     Floorplan notes payable are due to various floorplan lenders, bearing interest at rates ranging from prime minus 75 basis points to prime minus 100 basis points. As of 1996, the weighted average interest rate on floorplan notes payable outstanding was 8.99%. Interest expense on floorplan notes payable totaled approximately $3.1, $2.5 and $1.5 million for the years ended December 31, 1995 and 1996 and the ten month period ended October 31, 1997. The flooring arrangements permit the Companies to borrow up to $38.3 million dependent upon new and used vehicle sales and inventory levels. As of December 31, 1996, total available borrowings under the floorplan agreements were approximately $6.1 million. Payments on the notes are due when the related vehicles are sold and are collateralized by substantially all new and used vehicles.

6.     LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                        DECEMBER 31,
                                                                                            1996
                                                                                        ------------
                    Note payable to floorplan institution, principal payable in.
                      monthly installments of $5,000 through August 2001, interest payable monthly at lender's available financing rate plus
                    150 basis points (9.3% at December 31, 1996)
                    Other notes payable, maturing in varying amounts through..............  $275,000
                    April 2001, with interest ranging from 5.5% to 9.6% at
                    December 31, 1996.....................................................   282,108
                                                                                            --------
                    Total long-term debt..................................................   557,108
                    Less - Current portion................................................  (146,303)
                                                                                            --------
                    Long-term portion.....................................................  $410,805
                                                                                            ========

     Interest expense on long-term debt totaled approximately $210,000, $385,000 and $221,000 for the years ended December 31, 1995 and 1996 and for the ten month period ended October 31, 1997.

  The aggregate maturities of long-term debt as of December 31, 1996, are as follows:

                                                  YEAR ENDING
                                                  DECEMBER 31,
                                            ------------------
                                                  1997.............  $146,303
                                                  1998.............   141,666
                                                  1999.............   124,378
                                                  2000.............   103,906
                                                  2001.............    40,855
                                                                     --------
                                                                     $557,108
                                                                     ========

7.     STOCKHOLDERS' EQUITY:

     Capital stock consists of the following as of December 31, 1996:

                                                                                         PAR
                                              AUTHORIZED      ISSUED    OUTSTANDING      VALUE
                                              ----------      ------    -----------      -----
                     Sterling McCall Toyota..    500,000       70,278       70,278       $1.00

                     Sterling McCall Lexus...  1,000,000      100,000      100,000        .01

     During 1996, SMT and its principal stockholder entered into a series of treasury stock transactions in which SMT repurchased 57,898 shares of common stock from its principal stockholder. In conjunction with these transactions, SMT forgave approximately $2.2 million of related party receivables due from various entities owned by the principal stockholder. As part of these transactions, SMT has agreed to repurchase in certain instances, up to 4,502 additional shares of stock from its principal stockholder in exchange for a note payable in the amount of $2.0 million. This repurchase provision will be cancelled concurrently with an initial public offering of stock by the Companies. The shares repurchased by SMT have been constructively retired for financial reporting purposes.

     During December 1996, the Companies granted 3,376 shares of stock to two employees as compensation for prior services. The shares were issued as of the grant date and the Companies recorded compensation expense of $295,000 related to these shares based on the estimated fair market value of the shares as of the grant date. The shares issued are subject to various restrictions relating to transferability and resale, and contain a right of first refusal for repurchase by the Companies.

8.   RELATED-PARTY TRANSACTIONS:

     SMT and SML lease land, facilities and equipment from limited partnerships and other entities controlled by the majority stockholder of the Companies under long-term operating leases. Additional information regarding the terms of these leases is contained in Note 9 "Operating Leases".

     The principal stockholder of the Companies has provided personal guarantees relating to the repayment of long term debt and floorplan obligations incurred by the Companies. As of December 31, 1996, floorplan obligations guaranteed by the principal stockholder totaled approximately $32.2 million, and long-term debt obligations totaled approximately $300,000. In addition to the above guarantees, the principal stockholder has also provided a personal guarantee related to loan guarantees on second chance finance customers (see Note 11). As of December 31, 1996, customer notes outstanding which were guaranteed by the Companies and the stockholder totaled approximately $10.4 million.

     The Companies sell credit life and disability insurance policies and extended service contracts which are underwritten by three companies owned by the principal stockholders of the Companies, as well as similar products provided by third parties. The Companies also sell various aftermarket products from certain companies owned by the principal stockholders of the Companies. The principal stockholders currently have agreements in place with these entities which decrease the fees and commissions paid to the dealerships for the sale of credit life and disability insurance policies and extended service contracts, and increase the cost of aftermarket products. The amounts withheld under these agreements are paid directly to the principal stockholders. Approximately $1.1, $1.6 and $1.4 million was withheld and paid to the stockholders under the agreements described above, during the years ended December 31, 1995 and 1996 and the ten month period ended October 31, 1997, respectively.

     The Companies pay management fees plus certain allocated and out of pocket expenses to an entity owned by the principal stockholder of the Companies for consultation and direct management assistance with respect to operations and strategic planning. Management fee expense totaled approximately $1.3 million, $1.4 million and $807,000 for the years ended December 31, 1995, 1996 and the ten month period ended October 31, 1997, respectively.

9.  OPERATING LEASES:

     The Companies lease various facilities and equipment under long-term operating lease agreements, including leases with related parties. These leases are non-cancelable and expire on various dates through 2006. The lease agreements are subject to renewal under essentially the same terms and conditions as the original leases.

     Future minimum lease payments for operating leases are as follows:

         Year ending               Related            Third
         December 31,              Parties           Parties             Total
         ------------             ----------       ----------          ----------
            1997..............    $1,842,000         $411,556          $2,253,556
            1998..............     1,842,000          354,084           2,196,084
            1999..............     1,842,000          234,590           2,076,590
            2000..............     1,842,000          161,908           2,003,908
            2001..............     1,282,000           73,982           1,355,982
            Thereafter........       648,000                -             648,000
                                  ----------       ----------         -----------
            Total.............    $9,298,000       $1,236,120         $10,534,120
                                  ==========       ==========         ===========


     Total rent expense under all operating leases, including operating leases with related parties, was approximately $1.9, $2.0 and $1.8 million for the years ended December 31, 1995 and 1996 and the ten month period ended October 31, 1997, respectively. Rental expense on related-party leases, which is included in the above amounts, totaled $1.5, $1.6 and $1.6 million for the years ended December 31, 1995 and 1996 and the ten month period ended October 31, 1997, respectively.

10.  INCOME TAXES:

     The Companies are subject to a Texas franchise tax which is an income based tax. Federal and state income taxes are as follows:

                                       December 31,
                                -------------------------        October 31,
                                   1995           1996              1997
                                ---------       ---------        ----------
            Federal -
             Current..........   $695,074        $168,053        $1,204,955
             Deferred.........  (466,528)        (12,618)         (276,544)
            State -
             Current..........    102,000          24,032           152,527

            Deferred .........    (47,659)         (1,695)          (35,555)
                                 --------        --------        ----------
            Provision for
             income taxes.....   $282,887        $177,772        $1,045,383
                                 ========        ========        ==========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income taxes as follows:

                                          December 31,
                                   ---------------------------        October 31,
                                      1995              1996              1997
                                   ---------         ---------        -----------
      Provision (benefit) at
        the statutory rate.......  $(290,236)         $379,768        $1,267,123
      Increase (decrease)
        resulting from -
        State income tax, net of
          benefit for federal
          deduction..............     35,865            14,742            77,202
        SML NOL (benefited) not
          benefited..............    584,795          (323,590)         (445,349)
        Other....................    (47,537)          106,852           146,407
                                    --------          --------        ----------
      Provision for income.......   $282,887          $177,772        $1,045,383
                                    ========          ========        ==========

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                               December 31,
                                                                   1996
                                                               ------------
             Reserves and accruals not deductible until
                paid........................................    $1,779,755
             Other..........................................        94,656
                                                                ----------
             Net deferred tax asset.........................    $1,874,411
                                                                ==========

     The net deferred tax assets and liabilities are comprised of the following:

                                                              December 31,
                                                                  1996
                                                               ------------
             Deferred tax assets -
                Current.....................................   $1,773,229
                Long-term...................................      182,711
                                                               ----------
                  Total.....................................    1,955,940
             Deferred tax liabilities -
                Current.....................................       (6,836)
                Long-term...................................      (74,693)
                                                               ----------
                  Total.....................................      (81,529)
                                                               ----------
                           Net deferred tax asset...........   $1,874,411
                                                               ==========

     As discussed in Note 2, SML is a member of a consolidated group for tax reporting purposes and reports income taxes under the separate return method. During 1994 and 1995, SML did not record tax benefits of approximately $184,000 and $585,000 related to net operating losses as such amounts would not be reimbursed by the consolidated group. During 1996 and 1997, approximately $323,600 and $445,349 of these benefits were offset against the provision for taxes and accounted for as a dividend in the accompanying statement of stockholders' equity.

11.  COMMITMENTS AND CONTINGENCIES:

     The Companies are defendants in several lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such action will not have a material adverse effect on the Companies' financial position or results of operations.

     The Companies carry insurance coverage, including general and business auto liability, commercial property, workers' compensation and excess liability coverage. The Companies have not incurred significant claims or losses on any of their insurance policies.

     Loan Guarantees Provided on Second Chance Financing

     The Companies provide financing for certain customers through a third party lender. Under the terms of this financing contract, customers execute installment contracts which are guaranteed with full recourse by the Companies. The Companies transfer all rights to the future economic benefits related to the receivables; however, in the event that the customer defaults on the note, the lender may require repayment of the principal amount of the note plus earned interest through the date of default, with collection efforts to be performed by the dealership. Total customer notes outstanding guaranteed by the dealership at December 31, 1995 and 1996 and October 31, 1997 were approximately $7.4, $10.4 and $10.2 million, respectively. The principal stockholder of the Companies has also provided a personal guarantee to the lender related to repayment of these customer notes. The Companies have provided reserves for estimated future loan losses based on historical loss trends and total guarantees outstanding.

     Activity in the Companies' reserve account consists of the following:

                                                             December 31,
                                                                 1996
                                                             ------------
           Balance, beginning of year......................   $1,471,000
           Additions charged to expense....................    1,033,000
           Deductions for loans written off................     (539,000)
                                                              ----------
           Balance, end of year............................   $1,965,000
                                                              ==========

12.      ACQUISITION BY GROUP 1 AUTOMOTIVE, INC.:

     In November 1997, the McCall Group was acquired by Group 1 in exchange for 2,318,826 shares of common stock of Group 1. In conjunction with the acquisition of the Companies by Group 1, and all existing operating leases with related parties were restructured under new lease agreements. In addition, all amounts due to/from affiliates and related parties were settled in connection with the acquisition.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Smith Group:

     We have audited the accompanying combined balance sheet of the companies identified in Note 1 (the Companies) as of December 31, 1996, and the related combined statements of operations, stockholders' equity and cash flows for the ten month period ended October 31, 1997 and for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Companies as of December 31, 1996, and the results of their operations and their cash flows for the ten month period ended October 31, 1997 and for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP
Houston, Texas
March 6, 1998

                                  SMITH GROUP

                             COMBINED BALANCE SHEET

                                                                    December 31,
                                                                        1996
                                                                    ------------
      ASSETS

      CURRENT ASSETS:
           Cash and cash equivalents.............................    $9,069,829
           Accounts receivable, net..............................     4,467,590
           Due from affiliates...................................        14,580
           Inventories...........................................    30,637,433
           Prepaid expenses......................................       185,218
           Deferred income tax benefit...........................       182,081
                                                                    -----------
                Total current assets.............................    44,556,731
                                                                    -----------
      PROPERTY AND EQUIPMENT, net................................     9,819,994
      GOODWILL, net..............................................     2,322,307
      OTHER ASSETS...............................................       689,453
                                                                    -----------
                Total assets.....................................   $57,388,485
                                                                    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Floorplan notes payable...............................   $30,676,725
           Current maturities of long-term debt..................       949,565
           Accounts payable and accrued expenses.................     8,509,815
                                                                    -----------
                Total current liabilities........................    40,136,105
                                                                    -----------
      LONG-TERM DEBT, net of current maturities..................     5,006,474
      LONG-TERM DEFERRED INCOME TAXES............................       217,611
      COMMITMENTS AND CONTINGENCIES
      STOCKHOLDERS' EQUITY:
           Common stock..........................................         3,090
           Additional paid-in capital............................     6,369,228
           Retained earnings.....................................     6,051,274
           Treasury stock, at cost...............................      (395,297)
                                                                    -----------
                Total stockholders' equity.......................    12,028,295
                                                                    -----------
                Total liabilities and stockholders' equity.......   $57,388,485
                                                                    ===========

         The accompanying notes are an integral part of these combined financial statements.

                                  SMITH GROUP

                       COMBINED STATEMENTS OF OPERATIONS

                                                                                                 Ten Month
                                                             Year Ended December 31,            Period Ended
                                                           ------------------------------        October 31,
                                                               1995              1996               1997
                                                           ------------      ------------       ------------
             REVENUES:
                   New vehicle sales...................    $132,149,669      $124,173,950       $127,870,773
                   Used vehicle sales..................      57,363,332        60,579,545         60,486,072
                   Parts and service sales.............      26,237,774        28,630,577         23,936,260
                   Other dealership revenues, net......       5,506,759         4,895,329          5,152,307
                                                           ------------      ------------       ------------
                             Total revenues............     221,257,534       218,279,401        217,445,412
             COST OF SALES:
                   New vehicle sales...................     123,391,332       114,982,383        116,853,172
                   Used vehicle sales..................      53,162,956        56,247,629         55,931,779
                   Parts and service sales.............      15,234,938        16,684,932         13,803,578
                                                           ------------      ------------       ------------
                             Total cost of sales.......     191,789,226       187,914,944        186,588,529
                                                           ------------      ------------       ------------
                             Gross profit..............      29,468,308        30,364,457         30,856,883
             SELLING, GENERAL AND ADMINISTRATIVE
                EXPENSES...............................      22,823,685        23,710,904         23,242,452
                                                           ------------      ------------       ------------

                        Income from operations.........       6,644,623         6,653,553          7,614,431
             OTHER INCOME AND EXPENSE:
                   Interest expense, net...............      (3,831,372)       (2,964,476)        (3,011,873)
                   Other income (expense), net.........         202,134           222,470            (25,389)
                                                           ------------      ------------       ------------
             INCOME BEFORE INCOME TAXES................       3,015,385         3,911,547          4,577,169
             PROVISION FOR INCOME TAXES................         562,415           677,751            882,088
                                                           ------------      ------------       ------------
             NET INCOME................................      $2,452,970        $3,233,796         $3,695,081
                                                           ============      ============       ============
             S-Corporation pro forma income
                   taxes (unaudited)...................         598,508           828,195            880,122
                                                           ------------      ------------       ------------
             Pro forma net income (unaudited)..........      $1,854,462        $2,405,601         $2,814,959
                                                           ============      ============       ============

     The accompanying notes are an integral part of these combined financial statements.

                                  SMITH GROUP

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Additional
                                         Common          Paid-In         Retained        Treasury
                                         Stock           Capital          Earnings         Stock             Total
                                      -----------      -----------       -----------     ----------       -----------
     BALANCE, December 31, 1994......      $2,090       $5,890,228        $4,316,871      $(395,297)       $9,813,892
          Net income.................           -                -         2,452,970              -         2,452,970
          Dividends..................           -                -        (1,557,239)             -        (1,557,239)
                                      -----------      -----------       -----------     ----------       -----------
     BALANCE, December 31, 1995......       2,090        5,890,228         5,212,602       (395,297)       10,709,623
          Net income.................           -                -         3,233,796              -         3,233,796
          Issuance of common stock...       1,000          479,000                 -              -           480,000
          Dividends..................           -                -        (2,395,124)             -        (2,395,124)
                                      -----------      -----------       -----------     ----------       -----------
     BALANCE, December 31, 1996......       3,090        6,369,228         6,051,274       (395,297)       12,028,295
          Net income.................           -                -         3,695,081              -         3,695,081
          Dividends..................           -                -        (3,955,187)             -        (3,955,187)
                                      -----------      -----------       -----------     ----------       -----------
     BALANCE, October 31, 1997.......      $3,090       $6,369,228        $5,791,168      $(395,297)      $11,768,189
                                      ===========      ===========       ===========     ==========       ============

    The accompanying notes are an integral part of these combined financial statements.

                                  SMITH GROUP

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                                       Ten Month
                                                                  Year Ended December 31,             Period Ended
                                                                 ----------------------------          October 31,
                                                                     1995             1996                1997
                                                                  ----------       ----------          ----------

        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income........................................   $2,452,970      $ 3,233,796         $ 3,695,081

             Adjustments to reconcile net income to net cash
               provided by operating activities -
                  Depreciation and amortization................      669,312          719,991             493,999
                  LIFO reserve.................................       78,061           35,489            (329,943)
                  Deferred income taxes........................       29,389           35,839             (10,000)
                  Provision for doubtful accounts..............       61,460           49,729              50,197
                  Loss (gain) on sale of assets................      (74,258)          65,088                   -
                  Changes in assets and liabilities -
                       Accounts receivable.....................   (1,207,158)         (31,960)          1,348,321
                       Inventories.............................       (4,323)      (2,726,301)         (4,294,534)
                       Due from affiliates, net................     (136,650)          31,427              14,580
                       Prepaid expenses........................      264,974           15,367             (53,446)
                       Other assets............................      (12,073)        (493,584)            722,704
                       Floorplan notes payable.................    2,175,223        3,252,493           1,498,531
                       Accounts payable and accrued expenses...      678,372          346,332            (825,189)
                                                                 -----------      -----------         -----------
                            Total adjustments..................    2,522,329        1,299,910          (1,384,780)
                                                                 -----------      -----------         -----------
                            Net cash provided by
                              operating activities..............   4,975,299        4,533,706           2,310,301
                                                                 -----------      -----------         -----------
        CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property and equipment...............     (699,792)        (858,245)           (517,936)
                                                                 -----------      -----------         -----------
                  Net cash used in investing activities........     (699,792)        (858,245)           (517,936)
                                                                 -----------      -----------         -----------
        CASH FLOWS FROM FINANCING ACTIVITIES:
             Principal payments of long-term debt..............     (899,623)        (961,108)           (778,176)
             Borrowings of long-term debt......................      375,071          533,722                   -
             Issuance of common stock..........................            -          480,000                   -
             Dividends.........................................   (1,557,239)      (2,395,124)         (1,928,117)
                                                                 -----------      -----------         -----------
                  Net cash used in financing activities........   (2,081,791)      (2,342,510)         (2,706,293)
                                                                 -----------      -----------         -----------
        NET INCREASE IN CASH AND CASH EQUIVALENTS..............    2,193,716        1,332,951            (913,928)
        CASH AND CASH EQUIVALENTS,
             beginning of period...............................    5,543,162        7,736,878           9,069,829
                                                                 -----------      -----------         -----------
        CASH AND CASH EQUIVALENTS,
             end of period.....................................   $7,736,878      $ 9,069,829         $ 8,155,901
                                                                 ===========      ===========         ===========

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for -
                  Interest.....................................   $3,743,310      $ 2,818,402         $ 3,021,083
                  Taxes........................................      522,565          543,401             574,481

    The accompanying notes are an integral part of these combined financial statements.

                                  SMITH GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.     BUSINESS AND ORGANIZATION:

     Smith Group (the Companies) is primarily engaged in the retail sale of new and used automobiles and the sale of the related finance, insurance and service contracts thereon. In addition, the Companies sell automotive parts, provide vehicle servicing and sell wholesale used vehicles.

     The following companies are included within the combined group:

     Mike Smith Autoplaza, Inc. (MSAP)

     MSAP consists of several franchises which conduct business at contiguous locations in Beaumont, Texas. The franchises operated in this location include Oldsmobile, Lincoln, Mercury, GMC, Mitsubishi, and Honda.

     Smith, Liu & Kutz, Inc. (Town North)

     Town North consists of three companies operating several franchises which conduct business at contiguous locations in Austin, Texas. The franchises operated in this location include Nissan, Mitsubishi and Suzuki.

     Courtesy Nissan, Inc. (Courtesy)

     Courtesy is a Nissan dealership located in Richardson, Texas.

     Smith, Liu & Corbin, Inc. (d.b.a. Acura Southwest) (Acura)

     Acura is an Acura dealership located in Houston, Texas.

     Round Rock Nissan, Inc. (Round Rock)

     Round Rock is a Nissan dealership located in Round Rock, Texas.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation

     The accompanying combined financial statements include the accounts of the Companies listed above. The Companies have been presented on a combined basis due to their related operations, common ownership and common management control. All significant intercompany balances and transactions have been eliminated in combination.

     Revenue Recognition

     Revenue from vehicle sales, parts sales and vehicle service is recognized upon delivery to the customer. Finance, Insurance and Service Contract Income Recognition

     The Companies arrange financing for customers through various institutions and receive financing fees equal to the difference between the loan rates charged to customers over the predetermined financing rates set by the financing institution. In addition, the Companies receive commissions from the sale of credit life and disability insurance and extended service contracts to customers.

     The Companies may be charged back (chargebacks) for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and service contract income, net of estimated chargebacks, are included in other dealership revenue in the accompanying combined financial statements.

     Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase and contracts in transit. Contracts in transit represent contracts on vehicles sold, for which the proceeds are in transit from financing institutions.

     Inventories

     New and demonstrator vehicles are stated at cost, determined on the last-in, first-out (LIFO) basis, which is not in excess of market. Used vehicles are stated at the lower of cost or market, determined on a specific-unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated life of the asset.

     Expenditures for major additions or improvements which extend the useful lives of assets are capitalized. Minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

     Goodwill

     Goodwill represents the excess of the purchase price of dealerships acquired (Town North Nissan, Courtesy Nissan and Mike Smith Auto Plaza) over the fair value of tangible assets acquired at the date of acquisition. Goodwill is amortized on a straight-line basis over 40 years and amortization expense charged to operations totaled approximately $55,000 for the ten month period ended October 31, 1997 and $67,000 for each of the two years ended December 31, 1996 and 1995. Accumulated amortization totaled approximately $956,000 as of December 31, 1996.

     Income Taxes

     The Companies follow the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled.

     Certain of the Companies have elected S Corporation status, as defined by the Internal Revenue Code, whereby the companies are not subject to taxation for federal purposes. Under S Corporation status, the stockholders report their share of these companies' taxable earnings or losses in their personal tax returns.

     Fair Value of Financial Instruments

     The Companies' financial instruments consist primarily of floorplan notes payable and long-term debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or existence of variable interest rates that approximate market rates.

     Advertising

     The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 1995, 1996 and the ten month period ended October 31, 1997 totaled approximately $2.1, $1.9 and $2.9 million, respectively.

     Concentration of Credit Risk

     Financial instruments which potentially subject the Companies to a concentration of credit risk consist principally of cash, cash equivalents, contracts in transit and accounts receivable. The Company maintains cash balances at financial institutions which may at times be in excess of federally insured levels. The Companies grant credit to local companies in various businesses. The Companies perform ongoing credit evaluations of its customers and generally do not require collateral. The Companies maintain an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Companies have not incurred significant losses related to these financial instruments to date.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements relate to reserves for used vehicle valuations and future chargebacks on finance, insurance and service contract income. Actual results could differ from those estimates.

     Statements of Cash Flows

     For purposes of the statements of cash flows, cash and cash equivalents include contracts in transit which are typically collected within one month or less. Additionally, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the statements of cash flows.

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Accounts receivable consist of the following:

                                                                       December 31,
                                                                           1996
                                                                       ------------
                              Vehicle receivables.....................   $1,082,909
                              Amounts due from manufacturers..........    1,670,776
                              Parts and service receivables...........      949,874
                              Warranty receivables....................      314,391
                              Due from finance companies..............      392,192
                              Other...................................      138,948
                                                                         ----------
                              Total accounts receivable...............    4,549,090
                              Less - Allowance for doubtful accounts..      (81,500)
                                                                         ----------
                              Accounts receivable, net................   $4,467,590
                                                                         ==========

     Activity in the Companies' allowance for doubtful accounts consists of the following:

                                                                          December 31,
                                                                              1996
                                                                          ------------
                        Balance, beginning of year.....................      $131,500
                        Additions charged to expense...................        49,729
                        Deductions for uncollectible receivables
                          written off..................................       (99,729)
                                                                              -------
                        Balance, end of year...........................       $81,500
                                                                              =======

     Inventories consist of the following:

                                                               December 31,
                                                                   1996
                                                               ------------
                      New vehicles............................  $24,302,689
                      Used vehicles...........................    6,936,348
                      Parts, accessories and other............    3,102,812
                      Accumulated LIFO reserve................   (3,704,416)
                                                                -----------
                      Inventories, net........................  $30,637,433
                                                                ===========

     If the specific-unit method of inventory were used, income before taxes would have increased (decreased) by approximately $78,000, $35,000 and ($261,000), for the years ended December 31, 1995 and 1996 and the ten month period ended October 31, 1997, respectively.

     Accounts payable and accrued expenses consist of the following:

                                                                         December 31,
                                                                             1996
                                                                         -----------
               Accounts payable, trade ...............................    $3,696,293
               Reserve for finance, insurance and service
                 contract chargebacks.................................     1,374,780
               Other accrued expenses.................................     3,438,742
                                                                          ----------
               Total accounts payable and accrued expenses............    $8,509,815
                                                                          ==========

4.     PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                               Estimated
                                             Useful Lives            December 31,
                                               in Years                  1996
                                             ------------            ------------
        Land................................         -                 $4,789,177
        Buildings...........................        35                  4,858,250
        Leasehold improvements..............        15                  1,367,199
        Machinery and equipment.............         7                  1,720,940
        Furniture and fixtures..............         7                  2,535,075
        Autos and trucks....................         5                    321,316
        Rental vehicles.....................         -                    124,023
                                                                       ----------
                   Total....................                           15,715,980
         Less - Accumulated depreciation....                           (5,895,986)
                                                                       ----------
             Property and equipment, net....                           $9,819,994
                                                                       ==========

5.     FLOORPLAN NOTES PAYABLE:

     Floorplan notes payable reflect amounts payable for the purchase of specific vehicle inventory and consist of the following:

                                                                  December 31,
                                                                      1996
                                                                  ------------
                       New vehicles..............................  $27,712,804
                       Used vehicles.............................    2,963,921
                                                                   -----------
                       Total floorplan notes payable.............  $30,676,725
                                                                   ===========

     Floorplan notes payable are due to various floorplan lenders, bearing interest at rates ranging from prime (adjusted for volume with lender (8.0% at December 31, 1996)) to prime plus 175 basis points. As of December 31, 1996, the weighted average interest rate on floorplan notes payable outstanding was 8.66%, respectively. Interest expense on floorplan notes payable totaled approximately $3.2, $2.5 and $2.6 million for the years ended December 31, 1995 and 1996 and for the ten month period ended October 31, 1997, respectively. The flooring arrangements permit the Companies to borrow up to $37.0 million dependent upon new and used vehicle sales and inventory levels. As of December 31, 1996, total available borrowings under floorplan agreements were approximately $6.5 million. Payments on the notes are due when the related vehicles are sold and are collateralized by substantially all new and used vehicles.

6.     LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                             1996
                                                                                         ------------
                      Note payable to a bank, with monthly principal payments of
                        $41,892, due through March 2004, bearing interest at
                        7.5%, payable monthly..........................................   $3,641,136
                      Mortgage loan to a bank, with monthly principal payments of
                        $15,000, due  through May 2005, bearing  interest at prime plus 25 basis points (8.50% at December 31, 1996),
                        payable monthly................................................    1,494,291
                      Note payable to a finance company, with monthly principal
                        payments of $7,500, due through January  2002, bearing
                        interest at prime plus 175 basis points (10.0% at
                        December 31, 1996), payable monthly............................      450,000
                      Other notes payable, maturing in varying amounts through
                        November 2000  with interest ranging from prime plus 25
                        basis points to prime plus 150 basis points....................      370,612
                                                                                          ----------
                      Total long-term debt.............................................    5,956,039
                      Less - current portion...........................................     (949,565)
                                                                                          ----------
                      Long-term portions...............................................   $5,006,474
                                                                                          ==========

     The Note payable due March 2004 is secured by a first priority lien on the land and buildings of Town North. The note payable due May 2005 is secured by substantially all property, improvements and equipment of Acura.

     Interest expense on long-term debt totaled approximately $626,000, $490,000 and $451,000 for the years ended December 31, 1995 and 1996 and for the ten month period ended October 31, 1997.

      The aggregate maturities of long-term debt as of December 31, 1996, are as follows:

                 YEAR ENDING
                 DECEMBER 31,
            --------------------
                    1997...........    $949,565
                    1998...........     839,644
                    1999...........     846,513
                    2000...........     807,428
                    2001...........     771,704
                 Thereafter .......   1,741,185
                                     ----------
                    Total..........  $5,956,039

7.   STOCKHOLDERS' EQUITY:

     Capital stock consists of the following:

                                             AUTHORIZED    ISSUED      OUTSTANDING    PAR VALUE
                                             ----------    ------      -----------    ---------
        Common stock -
             MSAP.........................     10,000       1,000           800          $1.00
             Town North Nissan............      1,000       1,000         1,000            .01
             Town North Suzuki............      1,000       1,000         1,000            .01
             Town North Mitsubishi........      1,000       1,000         1,000           1.00
             Courtesy.....................      1,000       1,000         1,000            .05
             Acura........................      2,000       2,000         2,000            .01
             Round Rock...................      1,000       1,000         1,000           1.00

     Treasury stock consists of 200 shares of the common stock of MSAP at a cost of approximately

$395,000 at December 31, 1995 and 1996.

8.  RELATED-PARTY TRANSACTIONS:

     MSAP and Round Rock lease land and facilities from entities owned by various stockholders of the Companies. Additional information regarding the terms of these leases is contained in Note 9 "Operating Leases".

9.  OPERATING LEASES:

     The Companies lease various facilities and equipment under long-term operating lease agreements, including leases with related parties. These leases are noncancelable and expire on various dates through August 2013. The lease agreements are subject to renewal under essentially the same terms and conditions as the original leases.

     Future minimum lease payments for operating leases are as follows:

      Year Ending              Related           Third
      December 31,             Parties          Parties           Total
      -----------             ----------      -----------      -----------
        1997................    $918,000        $ 500,681       $1,418,681
        1998................     918,000          479,876        1,397,876
        1999................     918,000          472,655        1,390,655
        2000................     499,500          453,149          952,649
        2001................     360,000          433,387          793,387
      Thereafter............   4,440,000        4,896,000        9,336,000
                              ----------       ----------      -----------
        Total...............  $8,053,500       $7,235,748      $15,289,248
                              ==========       ==========      ===========

     Total rent expense under all operating leases, including operating leases with related parties, was approximately $1.1, $1.2 and $1.2 million for the years ended December 31, 1995, 1996 and for the ten months ended October 31, 1997, respectively. Rental expense on related-party leases, which is included in the above amounts, totaled approximately $558,000, $591,000 and $785,000 for the years ended December 31, 1995, 1996 and for the ten month period ended October 31, 1997, respectively.

10.      INCOME TAXES:

     The S Corporations will terminate S Corporation status concurrent with the effective date of the offering. The Companies are subject to a Texas franchise tax which is an income based tax. Federal and state income taxes are as follows:

                                      December 31,
                                 -----------------------          October 31,
                                   1995           1996              1997
                                 --------       --------          -----------
             Federal -
              Current.........   $382,865       $460,166           $684,916
              Deferred........     36,310         29,304             (8,800)
             State -
              Current.........    150,161        181,746            207,172
              Deferred........     (6,921)         6,535             (1,200)
                                 --------       --------           --------
             Provision for
              income taxes....   $562,415       $677,751           $882,088
                                 ========       ========           ========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income taxes as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------           OCTOBER 31,
                                                              1995             1996                 1997
                                                           ----------       ----------           ----------
              Provision at the statutory rate............  $1,025,231       $1,329,926           $1,556,237
              Increase (decrease) resulting from -
                   Income of S Corporations..............    (619,972)        (888,533)            (979,979)
                   State income tax, net of benefit
                     for federal deduction...............     123,800          165,900              180,041
                   Other.................................      33,356           70,458              125,789
                                                            ---------         --------            ---------
              Provision for income taxes.................    $562,415         $677,751             $882,088
                                                            =========         ========            =========

    Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:


                                                                     DECEMBER 31,
                                                                         1996
                                                                     ------------
                Reserves and accruals not deductible until
                  paid..........................................       $191,862
                Depreciation....................................       (217,611)
                Other...........................................         (9,781)
                                                                       --------
                Net deferred tax liability......................       $(35,530)
                                                                       ========

     The net deferred tax assets and liabilities are comprised of the following:

                                                                                      DECEMBER 31,
                                                                                          1996
                                                                                      ------------
                        Deferred tax assets -
                             Current..................................................   $191,862
                             Long-term ...............................................          -
                                                                                         --------
                                  Total...............................................    191,862
                                                                                         --------
                        Deferred tax liabilities -
                             Current .................................................      9,781
                             Long-term................................................    217,611
                                                                                         --------
                                  Total...............................................    227,392
                                                                                         --------
                                   Net deferred income tax assets (liabilities).......   $(35,530)
                                                                                         ========

11.  COMMITMENTS AND CONTINGENCIES:

     The Companies are defendants in several lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Companies' financial position or results of operations.

     The Companies carry insurance coverage, including general and business auto liability, commercial property, workers' compensation and excess liability coverage. The Companies have not incurred significant claims or losses on any of their insurance policies.

12.  ACQUISITION BY GROUP 1 AUTOMOTIVE, INC.:

     In November 1997, the Smith Group was acquired by Group 1 in exchange for 2,725,933 shares of common stock of Group 1. In conjunction with the acquisition of the Companies by Group 1, all existing operating leases with related parties were restructured under new lease agreements.

                              INDEX TO EXHIBITS

      EXHIBIT
      NUMBER         DESCRIPTION
      -------        -----------
  3.1                __     Restated Certificate of Incorporation of the Company (Incorporated by reference to
                            Exhibit 3.1 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

  3.2                __     Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated
                            by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1
                            Registration No. 333-29893)

  3.3                __     Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's
                            Registration Statement on Form S-1 Registration No. 333-29893)

  4.1                __     Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-1 Registration No. 333-29893)

 10.1                __     Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated November 3, 1997.

 10.2                __     Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997.

 10.3                __     Employment Agreement between the Company and Sterling B. McCall, Jr. dated November 3, 1997.

 10.4                __     Employment Agreement between the Company and Charles M. Smith dated November 3, 1997.

 10.5                __     Employment Agreement between the Company and John T. Turner dated November 3, 1997.

 10.6                __     Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997.

 10.7                __     Employment Agreement between the Company and Kevin H. Whalen dated November 3, 1997.

 10.8                __     Employment Agreement between the Company and James S. Carroll dated March 16, 1998.

 10.9                __     1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company's
                            Registration Statement on Form S-1 Registration No. 333-29893)

 10.10               __     First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

 10.11               __     Lease Agreement between Round Rock Nissan and SKLR Round Rock, L.C. (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration
                            No. 333-29893)

 10.12               __     Lease Agreement between SMC Luxury Cars and SBM-L F.L.P.(Incorporated by reference to
                            Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                            333-29893)

 10.13               __     Lease Agreement between Southwest Toyota and SBM-T F.L.P. (Incorporated by reference to
                            Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

 10.14               __     Lease Agreement between Southwest Toyota and SBM-T I&E F.L.P. (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                            333-29893)

 10.15               __     Lease Agreement between SMC Luxury Cars and SBM-L I&E F.L.P. (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                            333-29893)

 10.16               __     Lease Agreement between SMC Luxury Cars and SBM-L F.L.P. (Incorporated by reference to
                            Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                            333-29893)

 10.17               __     Lease Agreement between Southwest Toyota and SMC Investment, Inc. (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1
                            Registration No. 333-29893)


                              INDEX TO EXHIBITS

 10.18               __     Lease Agreement between Southwest Toyota and Dodge Financial F.L.P. (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1
                            Registration No. 333-29893)

 10.19               __     Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration
                            No. 333-29893)

 10.20               __     Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1
                            Registration No. 333-29893)

 10.21               __     Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                            333-29893)

 10.22               __     Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate,
                            (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1
                            Registration No. 333-29893)

 10.23               __     Lease Agreement between Mike Smith Autoplaza and Olds-Honda Realty (Incorporated by
                            reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                            333-29893)

 10.24               __     Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon
                            Shareholder Services, L.L.C., as rights agent dated October 3, 1997 (Incorporated by reference to
                            Exhibit 10.10 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)

 10.25               __     1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement on Form S-1 Registration No. 333-29893)

 10.26               __     Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc.
                            (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1
                            Registration No. 333-29893)

 10.27               __     Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service
                            Agreement (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement
                            on Form S-1 Registration No. 333-29893)

 10.28               __     Approval Letter dated December 11, 1996 from Nissan Motor Corporation U.S.A.
                            (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1
                            Registration No. 333-29893)

 10.29               __     Amendment to Approval Letter from Nissan Motor Corporation U.S.A. dated September 29,
                            1997 (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1
                            Registration No. 333-29893)

 10.30               __     Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc.
                            dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's Registration
                            Statement on Form S-1 Registration No. 333-29893)

 10.31               __     Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated
                            April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement
                            on Form S-1 Registration No. 333-29893)

 10.32               __     Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc.
                            dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration
                            Statement on Form S-1 Registration No. 333-29893)

 10.33               __     Letter Agreement between Mitsubishi Motor Sales of America, Inc. and Group 1 Automotive,
                            Inc. dated June 20, 1997 (Incorporated by reference to Exhibit 10.20 of the Company's Registration
                            Statement on Form S-1 Registration No. 333-29893)


                              INDEX TO EXHIBITS

 10.34               __     Supplemental Agreement to Dealer Sales and Service Agreement (Public Traded Company)
                            among Foyt Motors, Inc., Group 1 Automotive, Inc. and American Isuzu Motors Inc. (Incorporated by
                            reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 Registration No.
                            333-29893)

 10.35               __     Stock Purchase Agreement Among Howard Pontiac-GMC, Inc., Bob Howard Automotive-East, Inc.
                            and the Stockholder of Bob Howard Automotive-East, Inc. dated as of September 12, 1997
                            (Incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1
                            Registration No. 333-29893)

 10.36               __     Agreement between American Honda Motor Co., Inc. and the Dealership Parties dated October
                            23, 1997 (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement
                            on Form S-1 Registration No. 333-29893)

 10.37               __     Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by
                            reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration No.
                            333-29893)

 10.38               __     Form of Nissan Motor Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 Registration No. 333-29893)


 10.39               --     Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., Koons Merger, Inc., Koons
                            Ford, Inc. and the stockholders of Koons Ford, Inc. dated December 17, 1997.

 10.40               --     Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., PF Merger, Inc., Perimeter
                            Ford, Inc. and the stockholders of Perimeter Ford, Inc. dated December 17, 1997.

 10.41               --     Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., Courtesy Merger, Inc.,
                            Courtesy Ford, Inc. and the stockholders of Courtesy Ford, Inc. dated December 17, 1997.

 10.42               --     Lease Agreement between World Partner Enterprises Ltd. and Koons Ford, Inc. dated March 16, 1998.

 10.43               --     Operations/Lease Agreement between KC Partnership and Perimeter Ford, Inc. dated March 16, 1998.

 10.44               --     Lease Agreement between K.C. Partnership and Courtesy Ford, Inc. dated March 16, 1998.

 10.45               --     Amended and Restated Sublease Agreement between Koons Development Co. and Koons Ford, Inc. dated
                            March 16, 1998.

 10.46               --     Multi-Party Agreement by and among KC Partnership, Ford Leasing Development Company, Perimeter Ford,
                            Inc., PF Merger, Inc. and Comerica Bank dated March 16, 1998.

 10.47               --     Purchase Agreement by and among Group 1 Automotive, Inc., MSAP Merger Corp., the limited partners of
                            Prestige Chrysler Plymouth South, Ltd. and the stockholders of Prestige Chrysler Plymouth, Inc. dated
                            December 18, 1997.

 10.48               --     Purchase Agreement by and among Group 1 Automotive, Inc., ST Merger Corp., the limited partners of
                            Maxwell Chrysler Plymouth Dodge Jeep Eagle, Ltd. and the stockholders of Maxwell Chrysler Plymouth
                            Dodge, Inc. dated December 18, 1997.

 10.49               --     Purchase Agreement by and among Group 1 Automotive, Inc., RRN Merger Corp., the limited partners of
                            Prestige Chrysler Plymouth Northwest, Ltd. and the stockholders of MMK Interests, Inc. dated December
                            18, 1997.

 10.50               --     Asset Purchase Agreement by and among Group 1 Automotive, Inc., Casa Chevrolet Inc., United
                            Management, Inc. and the stockholders of United Management, Inc. dated February 25, 1998.

 10.51               --     Asset Purchase Agreement by and among Group 1 Automotive, Inc., Casa Chrysler Plymouth Jeep Inc.,
                            United Management, Inc. and the stockholders of United Management, Inc. dated February 25, 1998.

 10.52               --     Purchase Agreement between Group 1 Automotive, Inc. and the sole stockholder of Bob Howard Nissan, Inc.
                            dated as of December 30, 1997.

 10.53               --     Revolving Credit Agreement dated December 31, 1997.

 10.54               --     Stock Pledge Agreement dated December 19, 1997.

 10.55               --     Swap Transaction Letter Agreement dated January 23, 1998.

 21.1                --     Group 1 Automotive, Inc. Subsidiary List.

 23.1                __     Consent of Arthur Andersen LLP

 27.1                __     Financial Data Schedule