Form 10-K/A
period 1997-12-31
GROUP 1 AUTOMOTIVE INC
filed 1998-04-15
CIK 1031203

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (c)  Exhibits

          This Form 10K/A is being filed for the sole purpose of adding Exhibit
10.56 to the Company's Form 10-K filed March 30, 1998.

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

   3.3         --  Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's
                   Registration Statement on Form S-1 Registration No. 333-29893)

   4.1         --  Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's
                   Registration Statement on Form S-1 Registration No. 333-29893)

   10.1*       --  Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated November 3, 1997.

   10.2*       --  Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997.

   10.3*       --  Employment Agreement between the Company and Sterling B. McCall, Jr. dated November 3, 1997.

   10.4*       --  Employment Agreement between the Company and Charles M. Smith dated November 3, 1997.

   10.5*       --  Employment Agreement between the Company and John T. Turner dated November 3, 1997.

   10.6*       --  Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997.

   10.7*       --  Employment Agreement between the Company and Kevin H. Whalen dated November 3, 1997.

   10.8*       --  Employment Agreement between the Company and James S. Carroll dated March 16, 1998.

   10.9        --  1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company's
                   Registration Statement on Form S-1 Registration No. 333-29893)

   10.10       --  First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of
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

   EXHIBIT
   NUMBER                                               DESCRIPTION
  ------                                               -----------
   10.30       -- Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc.
                  dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's
                  Registration Statement on Form S-1 Registration No. 333-29893)
   10.31       -- Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated
                  April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893)
   10.32       -- Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc.
                  dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 Registration No. 333-29893)
   10.33       -- Letter Agreement between Mitsubishi Motor Sales of America, Inc. and Group 1 Automotive,
                  Inc. dated June 20, 1997 (Incorporated by reference to Exhibit 10.20 of the Company's
                  Registration Statement on Form S-1 Registration No. 333-29893)
   10.34       -- Supplemental Agreement to Dealer Sales and Service Agreement (Public Traded Company) among
                  Foyt Motors, Inc., Group 1 Automotive, Inc. and American Isuzu Motors Inc. (Incorporated by
                  reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893)
   10.35       -- Stock Purchase Agreement Among Howard Pontiac-GMC, Inc., Bob Howard Automotive-East, Inc.
                  and the Stockholder of Bob Howard Automotive-East, Inc. dated as of September 12, 1997
                  (Incorporated by reference to  Exhibit 10.22 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893)
   10.36       -- Agreement between American Honda Motor Co., Inc. and the Dealership Parties dated October
                  23, 1997 (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement
                  on Form S-1 Registration No. 333-29893)
   10.37       -- Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by
                  reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893)
   10.38       -- Form of Nissan Motor Corporation Sales and Service Agreement (Incorporated by reference to
                  Exhibit 10.26 of the Company's Registration Statement on Form S-1 Registration No. 333-
                  29893)
   10.39*      -- Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., Koons Merger,
                  Inc., Koons Ford, Inc. and the stockholders of Koons Ford, Inc. dated December 17, 1997.
   10.40*      -- Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., PF Merger, Inc.,
                  Perimeter Ford, Inc. and the stockholders of Perimeter Ford, Inc. dated December 17, 1997.
   10.41*      -- Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., Courtesy Merger,
                  Inc., Courtesy Ford,  Inc. and the stockholders of Courtesy Ford, Inc. dated December 17,
                  1997.
   10.42*      -- Lease Agreement between World  Partner Enterprises Ltd. and Koons Ford, Inc. dated March 16,
                  1998.
   10.43*      -- Operations/Lease Agreement between K.C. Partnership and Perimeter Ford, Inc. dated March 16,
                  1998.
   10.44*      -- Lease Agreement between K.C. Partnership and Courtesy Ford, Inc. dated March 16, 1998.
   10.45*      -- Amended and Restated Sublease Agreement between Koons Development Co. and Koons Ford, Inc.
                  Dated March 16, 1998.
   10.46*      -- Multi-Party  Agreement by and among K.C. Partnership, Ford Leasing Development Company,
                  Perimeter Ford, Inc., PF Merger, Inc. and Comerica Bank dated March 16, 1998.
   10.47*      -- Purchase Agreement by and among Group 1 Automotive, Inc., MSAP Merger Corp., the limited partners of Prestige Chrysler Plymouth South, Ltd. and the stockholders of Prestige Chrysler Plymouth,
                  Inc. dated December 18, 1997.
   10.48*      -- Purchase Agreement by and among Group 1 Automotive, Inc., ST Merger Corp., the limited partners of Maxwell Chrysler Plymouth Dodge Jeep Eagle, Ltd. and the stockholders of Maxwell
                  Chrysler Plymouth Dodge, Inc. dated December 18, 1997.

   10.49*      -- Purchase Agreement by and among Group 1 Automotive, Inc., RRN Merger Corp., the limited partners of Prestige Chrysler Plymouth Northwest, Ltd. and the stockholders of MMK
                  Interests, Inc. dated December 18, 1997.
   10.50*      -- Asset Purchase Agreement by and among Group 1 Automotive, Inc., Casa Chevrolet Inc., United
                  Management, Inc. and the stockholders of United Management, Inc. dated February 25, 1998.
   10.51*      -- Asset Purchase Agreement by and among Group 1 Automotive, Inc., Casa Chrysler
                  Plymouth Jeep Inc., United Management, Inc. and the stockholders of United Management, Inc., dated February 25, 1998.
   10.52*      -- Purchase Agreement by and among Group 1 Automotive, Inc. and the stockholder of
                  Bob Howard Nissan, Inc. dated December 30, 1997.
   10.53*      -- Revolving Credit Agreement dated December 31, 1997.
   10.54*      -- Stock Pledge Agreement dated December 19, 1997.
   10.55*      -- Swap Transaction Letter Agreement dated January 23, 1998.
   10.56       -- Ancillary Agreement by and among Group 1 Automotive, Inc., Thomas Nyle Maxwell, Jr.,
                  Thomas Nyle Maxwell, Sr., Clarence J. Kellerman and Albert Maxwell dated December 18, 1997.
   21.1*       -- Group 1 Automotive, Inc. Subsidiary List.
   23.1*       -- Consent of Arthur Andersen LLP.
   27.1*       -- Financial Data Schedule.

* Included as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed March 30, 1998.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 15th day of April, 1998.

                                        Group 1 Automotive, Inc.


                                        By: /s/ B.B. HOLLINGSWORTH, JR.
                                           --------------------------------
                                           B.B. Hollingsworth, Jr.
                                           Chairman, President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 15th day of April, 1998.

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


        /s/ ROBERT E. HOWARD II                             Director
-------------------------------------------------------
         Robert E. Howard II


        /s/ STERLING B. MCCALL, JR.                         Director
-------------------------------------------------------
         Sterling B. McCall, Jr.


        /s/ CHARLES M. SMITH                                Director
-------------------------------------------------------
         Charles M. Smith


                                                            Director
-------------------------------------------------------
         John H. Duncan


                                                            Director
-------------------------------------------------------
         Bennett E. Bidwell

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

 10.1*               __     Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated November 3, 1997.

 10.2*               __     Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997.

 10.3*               __     Employment Agreement between the Company and Sterling B. McCall, Jr. dated November 3, 1997.

 10.4*               __     Employment Agreement between the Company and Charles M. Smith dated November 3, 1997.

 10.5*               __     Employment Agreement between the Company and John T. Turner dated November 3, 1997.

 10.6*               __     Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997.

 10.7*               __     Employment Agreement between the Company and Kevin H. Whalen dated November 3, 1997.

 10.8*               __     Employment Agreement between the Company and James S. Carroll dated March 16, 1998.

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


 10.39*              --     Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., Koons Merger, Inc., Koons
                            Ford, Inc. and the stockholders of Koons Ford, Inc. dated December 17, 1997.

 10.40*              --     Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., PF Merger, Inc., Perimeter
                            Ford, Inc. and the stockholders of Perimeter Ford, Inc. dated December 17, 1997.

 10.41*              --     Agreement and Plan of Reorganization by and among Group 1 Automotive, Inc., Courtesy Merger, Inc.,
                            Courtesy Ford, Inc. and the stockholders of Courtesy Ford, Inc. dated December 17, 1997.

 10.42*              --     Lease Agreement between World Partner Enterprises Ltd. and Koons Ford, Inc. dated March 16, 1998.

 10.43*              --     Operations/Lease Agreement between KC Partnership and Perimeter Ford, Inc. dated March 16, 1998.

 10.44*              --     Lease Agreement between K.C. Partnership and Courtesy Ford, Inc. dated March 16, 1998.

 10.45*              --     Amended and Restated Sublease Agreement between Koons Development Co. and Koons Ford, Inc. dated
                            March 16, 1998.

 10.46*              --     Multi-Party Agreement by and among KC Partnership, Ford Leasing Development Company, Perimeter Ford,
                            Inc., PF Merger, Inc. and Comerica Bank dated March 16, 1998.

 10.47*              --     Purchase Agreement by and among Group 1 Automotive, Inc., MSAP Merger Corp., the limited partners of
                            Prestige Chrysler Plymouth South, Ltd. and the stockholders of Prestige Chrysler Plymouth, Inc. dated
                            December 18, 1997.

 10.48*              --     Purchase Agreement by and among Group 1 Automotive, Inc., ST Merger Corp., the limited partners of
                            Maxwell Chrysler Plymouth Dodge Jeep Eagle, Ltd. and the stockholders of Maxwell Chrysler Plymouth
                            Dodge, Inc. dated December 18, 1997.

 10.49*              --     Purchase Agreement by and among Group 1 Automotive, Inc., RRN Merger Corp., the limited partners of
                            Prestige Chrysler Plymouth Northwest, Ltd. and the stockholders of MMK Interests, Inc. dated December
                            18, 1997.

 10.50*              --     Asset Purchase Agreement by and among Group 1 Automotive, Inc., Casa Chevrolet Inc., United
                            Management, Inc. and the stockholders of United Management, Inc. dated February 25, 1998.

 10.51*              --     Asset Purchase Agreement by and among Group 1 Automotive, Inc., Casa Chrysler Plymouth Jeep Inc.,
                            United Management, Inc. and the stockholders of United Management, Inc. dated February 25, 1998.

 10.52*              --     Purchase Agreement between Group 1 Automotive, Inc. and the sole stockholder of Bob Howard Nissan, Inc.
                            dated as of December 30, 1997.

 10.53*              --     Revolving Credit Agreement dated December 31, 1997.

 10.54*              --     Stock Pledge Agreement dated December 19, 1997.

 10.55*              --     Swap Transaction Letter Agreement dated January 23, 1998.

 10.56               --     Ancillary Agreement by and among Group I Automotive, Inc., Thomas Nyle Maxwell, Jr., Thomas Nyle
                            Maxwell, Sr., Clarence J. Kellesman and Albert Maxwell dated December 18, 1997

 21.1*               --     Group 1 Automotive, Inc. Subsidiary List.

 23.1*               __     Consent of Arthur Andersen LLP

 27.1*               __     Financial Data Schedule

* Included as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed on March 30, 1997.