Form 10-Q
period 1998-03-31
GROUP 1 AUTOMOTIVE INC
filed 1998-05-14
CIK 1031203

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998


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


                          950 Echo Lane, Suite 350
                            Houston, Texas 77024
             (Address of principal executive offices) (Zip code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Title                             Outstanding
                -----                             -------------
         Common Stock, par value $.01               17,788,278

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   UNAUDITED COMBINED STATEMENTS OF OPERATIONS

                              BASIS OF PRESENTATION


         In October 1997, Group 1 Automotive, Inc.("Group 1") completed its acquisition of substantially all of the net assets of four automobile dealership groups (the "Founding Groups") simultaneous with the completion of its initial public offering. The Founding Groups were acquired in exchange for a combination of cash and common stock of Group 1 Automotive, Inc. During 1998, Group 1 acquired four additional automobile dealerships, which have been accounted for as purchases (the "Purchased Companies").

         The accompanying historical combined statement of operations, for the three months ended March 31, 1998, includes the operations of Group 1 and the Founding Groups, from January 1, 1998, and the Purchased Companies, from the effective dates of the acquisitions.

         The accompanying pro forma combined statement of operations, for the three months ended March 31, 1997, includes the combined operations of Group 1 and the Founding Groups, from January 1, 1997, and gives effect to the completion of Group 1's initial public offering. The 1997 data may not be comparable to and may not be indicative of the Group 1's post-combination results of operations because (i) the Founding Groups were not under common control of management and had different tax structures (S Corporations and C Corporations) during the periods presented and (ii) the purchase method was used to establish a new basis of accounting to record the acquisitions.

         Operating results of interim periods are not necessarily indicative of the results for full year periods. The results of operations have historically been subject to seasonal fluctuations. These combined statements of operations should be read in conjunction with the financial statements presented in the Company's Annual Report on Form 10-K.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   UNAUDITED COMBINED STATEMENTS OF OPERATIONS

               (in thousands of dollars, except per share amounts)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------
                                                                         1998              1997
                                                                     ------------      ------------
                                                                      HISTORICAL        PRO FORMA
                                                                     ------------      ------------
REVENUES:
   New vehicle sales ...........................................     $    138,022      $    117,418
   Used vehicle sales ..........................................           87,119            73,217
   Parts and service sales .....................................           21,568            19,030
   Other dealership revenues, net ..............................            7,225             5,717
                                                                     ------------      ------------
     Total revenues ............................................          253,934           215,382
COST OF SALES:
   New vehicle sales ...........................................          127,376           107,021
   Used vehicle sales ..........................................           80,560            68,159
   Parts and service sales .....................................            9,978             9,158
                                                                     ------------      ------------
     Total cost of sales .......................................          217,914           184,338
                                                                     ------------      ------------
GROSS PROFIT ...................................................           36,020            31,044
GOODWILL AMORTIZATION ..........................................              243               200
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ......................................           28,312            25,274
                                                                     ------------      ------------
           Income from operations ..............................            7,465             5,570
OTHER INCOME AND EXPENSES:
  Interest expense, net ........................................           (2,136)           (1,556)
  Other expense, net ...........................................              (23)              (21)
                                                                     ------------      ------------
INCOME BEFORE INCOME TAXES .....................................            5,306             3,993
PROVISION FOR INCOME TAXES .....................................            2,192             1,656
                                                                     ------------      ------------
NET INCOME .....................................................     $      3,114      $      2,337
                                                                     ============      ============
Earnings per share on net income:
  Basic ........................................................     $       0.21      $       0.16
  Diluted ......................................................     $       0.20      $       0.15
Weighted average shares outstanding:
  Basic ........................................................       15,197,670        14,673,051
  Diluted ......................................................       15,596,155        15,101,510



              The accompanying notes are an integral part of these
                       combined statements of operations.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO COMBINED STATEMENTS OF OPERATIONS


1.       BASIS OF PRESENTATION

         The 1998 historical combined data are a presentation in accordance with generally accepted accounting principles. The financial data represents the historical results of operations of Group 1 and the Founding Groups, for the three months ended March 31, 1998, and the Purchased Companies, from the effective dates of the acquisitions.

         The 1997 pro forma combined data does not purport to be a presentation in accordance with generally accepted accounting principles, but represents a summation of certain data on an historical basis including the effects of the pro forma adjustments. This data may not be comparable to and may not be indicative of Group 1's post-combination results of operations because (i) the acquired dealerships were not under common control of management and had different tax structures (S Corporations and C Corporations) during the periods presented and (ii) the purchase method was used to establish a new basis of accounting to record the acquisitions. The pro forma adjustments primarily relate to: (a) increases in revenues and decreases in cost of sales related to commission arrangements on certain third-party products sold by the dealerships which previously benefited the stockholders and which were terminated in conjunction with the acquisitions, allowing the companies to realize the benefits thereafter; (b) pro forma goodwill amortization expense over an estimated useful life of 40 years; (c) reductions in compensation expense and management fees to the level that certain management employees and owners of the acquired companies will contractually receive; (d) incremental corporate overhead costs related to personnel costs, rents, professional service fees and directors and officers liability insurance premiums; (e) net decreases in interest expense resulting from the repayment of floorplan obligations with proceeds from the offering, net of cash utilized to complete acquisitions; and
(f) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.

2.       EARNINGS PER SHARE

         SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations:


                                                                                         FOR THE THREE MONTHS ENDED
                                                                                      --------------------------------
                                                                                      MARCH 31, 1998    MARCH 31, 1997
                                                                                      --------------    --------------
                                                                                        HISTORICAL        PRO FORMA
                                                                                      --------------    --------------
Common stock outstanding, beginning of period ....................................      14,673,051          450,000
Shares issued in initial public offering .........................................              --        5,148,136
Shares issued in acquisition of Founding Companies ...............................              --        9,074,915
Weighted average common stock issued to Purchased Companies ......................         537,952               --
Less: weighted average treasury shares repurchased ...............................         (13,333)              --
                                                                                        ----------       ----------
    Shares used in computing basic earnings per share ............................      15,197,670       14,673,051
Dilutive effect of stock options, net of assumed repurchase of treasury stock ....         398,485          428,459
                                                                                        ----------       ----------
    Shares used in computing diluted earnings per share ..........................      15,596,155       15,101,510
                                                                                        ==========       ==========

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            (in thousands of dollars)

                                                                   MARCH 31,    DECEMBER 31,
                                                                      1998          1997
                                                                  -----------   ------------
                               ASSETS                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .................................     $  41,048      $  35,092
  Accounts receivable, net ..................................         9,722          9,749
  Inventories ...............................................       149,944        105,421
  Deferred income taxes .....................................         8,622          8,692
  Other assets ..............................................         3,207          2,728
                                                                  ---------      ---------
        Total current assets ................................       212,543        161,682
                                                                  ---------      ---------
PROPERTY AND EQUIPMENT, net .................................        25,004         21,586
GOODWILL, net ...............................................        56,761         27,078
OTHER ASSETS ................................................         4,109          2,803
                                                                  ---------      ---------
        Total assets ........................................     $ 298,417      $ 213,149
                                                                  =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable ...................................     $ 122,560      $  58,488
  Current maturities of long-term debt ......................         1,308          2,316
  Accounts payable and accrued expenses .....................        61,768         50,668
                                                                  ---------      ---------
        Total current liabilities ...........................       185,636        111,472
                                                                  ---------      ---------
LONG-TERM DEBT, net of current maturities ...................         6,866          7,053
LONG-TERM DEFERRED INCOME TAXES .............................         3,882          3,699
OTHER LONG-TERM LIABILITIES .................................         1,472          1,553
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized,
     none issued or outstanding .............................          --             --

  Common stock, $.01 par value, 50,000,000
     shares authorized, 16,101,209 and 14,673,051
     issued and outstanding .................................           161            147
  Additional paid-in capital ................................       100,066         91,846

  Retained earnings (deficit) ...............................           585         (2,529)
  Treasury stock, at cost, 25,000 and 10,000 shares .........          (251)           (92)
                                                                  ---------      ---------
        Total stockholders' equity ..........................       100,561         89,372
                                                                  ---------      ---------
        Total liabilities and stockholders' equity ..........     $ 298,417      $ 213,149
                                                                  =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands of dollars, except per share amounts)


                                               THREE MONTHS ENDED MARCH 31,
                                              ------------------------------
                                                  1998               1997
                                              ------------      ------------
REVENUES:
  New vehicle sales .....................     $    138,022      $     38,248
  Used vehicle sales ....................           87,119            25,606
  Parts and service sales ...............           21,568             5,413
  Other dealership revenues, net ........            7,225             1,841
                                              ------------      ------------
        Total revenues ..................          253,934            71,108
COST OF SALES:
  New vehicle sales .....................          127,376            35,700
  Used vehicle sales ....................           80,560            23,174
  Parts and service sales ...............            9,978             2,378
                                              ------------      ------------
        Total cost of sales .............          217,914            61,252
                                              ------------      ------------
GROSS PROFIT ............................           36,020             9,856
GOODWILL AMORTIZATION ...................              243                10
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ...............           28,312             8,012
                                              ------------      ------------
        Income from operations ..........            7,465             1,834
OTHER INCOME AND EXPENSES:
  Interest expense, net .................           (2,136)             (883)
  Other income (expense), net ...........              (23)               14
                                              ------------      ------------
INCOME BEFORE INCOME TAXES ..............            5,306               965
PROVISION (BENEFIT) FOR INCOME TAXES ....            2,192               (39)
                                              ------------      ------------
NET INCOME ..............................     $      3,114      $      1,004
                                              ============      ============
S Corporation pro forma income taxes ....                                425
                                                                ------------
Pro forma net income ....................                       $        579
                                                                ============
Earnings per share on net income:
  Basic .................................     $       0.21
  Diluted ...............................     $       0.20

Weighted average shares outstanding:

  Basic .................................       15,197,670
  Diluted ...............................       15,596,155


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              1998             1997
                                                                          ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income ............................................................     $  3,114      $  1,004
  Adjustments to reconcile net income to net cash provided
       by operating activities -
     Depreciation and amortization ......................................          819           243
     Deferred income taxes ..............................................       (1,301)           (1)
     Provision for doubtful accounts and uncollectible notes ............           16            25
     Changes in assets and liabilities -
     Accounts receivable ................................................        1,273           322
       Inventories ......................................................       (6,556)       (1,963)
       Other assets .....................................................       (1,167)          130
       Floorplan notes payable ..........................................        9,279           510
       Accounts payable and accrued expenses ............................       (1,734)         (144)
                                                                              --------      --------
           Total adjustments ............................................          629          (878)
                                                                              --------      --------
           Net cash provided by operating activities ....................        3,743           126
                                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in notes receivable .......................................         (705)         --
     Collections on notes receivable ....................................          373          --
     Purchases of property and equipment ................................       (1,468)         (147)
     Proceeds from sale of property and equipment .......................            2          --
     Cash paid in acquisitions, net of cash received ....................      (14,318)         --
                                                                              --------      --------
           Net cash used in investing activities ........................      (16,116)         (147)
                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under floorplan facilities for acquisition financing ....       19,998          --
     Principal payments of long-term debt ...............................       (1,630)         (124)
     Borrowings of long-term debt .......................................          120          --
     Purchase of treasury stock .........................................         (159)         --
     Dividends paid in cash .............................................         --          (1,004)
                                                                              --------      --------
           Net cash provided by (used in) financing activities ..........       18,329        (1,128)
                                                                              --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................        5,956        (1,149)
CASH AND CASH EQUIVALENTS, beginning of period ..........................       35,092        11,679
                                                                              --------      --------
CASH AND CASH EQUIVALENTS, end of period ................................     $ 41,048      $ 10,530
                                                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for -
       Interest .........................................................     $  1,702      $    964
       Taxes ............................................................        1,910          --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc. and subsidiaries ("Group 1" or the "Company") was founded in December 1995 to become a leading consolidator in the highly fragmented automobile retailing industry. The Company is primarily engaged in the retail sale of new and used vehicles and the arranging of finance, insurance and service contracts thereon. In addition, the Company sells automotive parts and provides vehicle servicing. In October 1997, Group 1 acquired four separate dealership groups (the "Founding Groups"), consisting of 30 dealership franchises and related businesses, in exchange for consideration consisting of a combination of cash and restricted Common Stock. Concurrent with the acquisition of the Founding Groups, Group 1 completed an initial public offering of 5,520,000 shares of Common Stock.

         During the first quarter of 1998 the Company acquired four additional dealership franchises in exchange for a combination of cash and restricted Common Stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         For financial statement presentation purposes, as required by the Securities and Exchange Commission, Howard Group, one of the Founding Groups, has been identified as the accounting acquiror. The acquisition of the remaining Founding Groups was accounted for using the purchase method of accounting. The operations of Group 1 Automotive, Inc., the parent company, and the Founding Groups, excluding the Howard Group, are included in the results of operations beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The results of operations of the Howard Group are included for all periods presented. The operations of all acquisitions subsequent to October 31, 1997, are included from the effective dates of the closings of the acquisitions. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   EARNINGS PER SHARE:

         SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. As the Company was not a public enterprise until October 1997, and the companies included in the statements of operations were under different tax structures (S Corporations and C Corporations), no earnings per share data has been presented for the historical results of operations for the three months ended March 31, 1997. The following table sets forth the shares outstanding for the earnings per share calculations:

                                                                                      THREE MONTHS ENDED
                                                                                        MARCH 31, 1998
                                                                                      ------------------
Common stock outstanding, beginning of period .....................................      14,673,051
Weighted average common stock issued in acquisitions ..............................         537,952
Less: weighted average treasury shares repurchased ................................         (13,333)
                                                                                         ----------
    Shares used in computing basic earnings per share .............................      15,197,670
Dilutive effect of stock options, net of assumed repurchase of treasury stock .....         398,485
                                                                                         ----------
    Shares used in computing diluted earnings per share ...........................      15,596,155
                                                                                         ==========


4.   BUSINESS COMBINATIONS

         During the first quarter of 1998, the Company acquired four automobile dealership operations. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions included approximately $20.0 million in cash, approximately 1.4 million shares of restricted Common Stock and the assumption of an estimated $34.8 million of inventory financing. Additional consideration, to be paid based on performance over a specified period, is limited to a maximum of $7.5 million ($2.5 million of which is guaranteed), is payable in cash and Common Stock and will result in an increase in goodwill on the balance sheet of the Company. As part of certain of the acquisitions, the Company has committed, for a limited period of time, to certain sellers that they will realize an agreed upon minimum price upon the sale of the Common Stock received in the acquisitions. If the Company is called upon to perform under this arrangement, the cash payment will result in additional goodwill on the balance sheet of the Company. The accompanying consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. The preliminary allocations resulted in recording approximately $29.8 million of goodwill, which is being amortized over 40 years.

         The following pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) income statement data for all acquisitions, completed before March 31, 1998, assuming that they occurred on January 1, 1997,
(2) the completion of the IPO as of January 1, 1997 and (3) certain pro forma adjustments discussed below.


                                              THREE MONTHS ENDED MARCH 31,
                                         -------------------------------------
                                              1998                  1997
                                         -------------          --------------
                                        (in thousands, except per share amounts)
Revenues ..............................    $293,787               $269,999
Gross profit ..........................      41,689                 38,792
Income from operations ................       8,617                  7,096
Net income ............................       3,324                  2,505
Basic earnings per share ..............        0.21                   0.16
Diluted earnings per share ............       $0.20                  $0.15


Pro forma adjustments included in the amounts above primarily relate to: (a) increases in revenues and decreases in cost of sales related to commission arrangements on certain third-party products sold by the dealerships which previously benefited the stockholders and which were terminated in conjunction with the acquisitions, allowing the companies to realize the benefits thereafter; (b) pro forma goodwill amortization expense over an estimated useful life of 40 years; (c) reductions in compensation expense and management fees to the level that certain management employees and owners of the acquired companies will contractually receive; (d) incremental corporate overhead costs related to personnel costs, rents, professional service fees and directors and officers liability insurance premiums; (e) net decreases in interest expense resulting from the repayment of floorplan obligations with proceeds from the offering, net of cash utilized to complete acquisitions; and (f) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.

5.   SUBSEQUENT EVENTS

         Effective during April and May of 1998, for accounting purposes, the Company completed acquisitions of several automobile dealerships in exchange for consideration consisting of approximately $41.8 million in cash, approximately
1.7 million shares of restricted Common Stock and the assumption of an estimated $47.2 million of inventory financing. Additional consideration, to be paid based on performance over a specified period, is payable in cash and Common Stock and will result in an increase in goodwill on the balance sheet of the Company. As part of certain of the acquisitions, the Company has committed, for a limited period of time, to certain sellers that they will realize an agreed upon minimum price upon the sale of the Common Stock received in the acquisitions. If the Company is called upon to perform under this arrangement, the cash payment will result in additional goodwill on the balance sheet of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and the Company's Annual Report on Form 10-K.

OVERVIEW

         The Company owns automobile dealership franchises located in Florida, Georgia, Oklahoma and Texas. Additionally, the Company provides maintenance and repair services at its dealerships and collision service centers. The Company expects that a significant portion of its future growth will be derived from acquisitions of additional dealerships.

         The Company has diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair services, finance fees, insurance commissions, extended service contract sales, documentary fees and after-market product sales. Sales revenues include sales to retail customers, other dealers and wholesalers. Other dealership revenue includes revenue from arranging financing and selling insurance and extended service contracts, net of a provision for anticipated chargebacks, and documentary fees charged to customers.

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

SELECTED OPERATIONAL AND FINANCIAL DATA

NEW VEHICLE DATA


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                 1998             1997
                                                                              ----------      ------------
                                                                              HISTORICAL        PRO FORMA
                                                                              ----------      ------------
                                                                                (dollars in thousands)
Retail unit sales .........................................................        5,972         5,451
Retail sales revenue ......................................................     $138,022      $117,418
Gross profit ..............................................................     $ 10,646      $ 10,397
Gross margin ..............................................................          7.7%          8.9%
Average gross profit per retail unit sold .................................     $  1,783      $  1,907

USED VEHICLE DATA

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                            1998              1997
                                                                         ----------        ----------
                                                                         HISTORICAL        PRO FORMA
                                                                         ----------        ----------
                                                                            (dollars in thousands)
Retail unit sales ....................................................       5,354             4,479
Retail sales revenue (1) .............................................     $70,976           $59,169
Gross profit .........................................................     $ 6,559           $ 5,058
Gross margin .........................................................         9.2%              8.6%
Average gross profit per retail unit sold ............................     $ 1,225           $ 1,129

---------------
(1)  Excludes wholesale revenues.


PARTS AND SERVICE DATA


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                 1998               1997
                                                                              ----------         ---------
                                                                              HISTORICAL         PRO FORMA
                                                                              ----------         ---------
                                                                                (dollars in thousands)
Sales revenue .............................................................     $21,568      $19,030
Gross profit ..............................................................     $11,590      $ 9,872
Gross margin ..............................................................        53.7%        51.9%


THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH PRO FORMA THREE MONTHS ENDED MARCH 31, 1997

         REVENUES. Revenues increased $38.5 million, or 17.9%, from $215.4 million for the three months ended March 31, 1997 to $253.9 million for the three months ended March 31, 1998. New vehicle revenues increased $20.6 million, or 17.6% from $117.4 million for the three months ended March 31, 1997 to $138.0 million for the three months ended March 31, 1998. The increase in revenue was primarily attributable to strong customer acceptance of the Company's products, particularly Toyota and Lexus, accounting for approximately one-third of the increase and the acquisition of four additional dealership franchises during the first quarter of 1998. The increase was partially offset by reduced sales at the Company's Nissan franchises, which declined due to reduced manufacturer sales incentives as compared to the prior year. Used vehicle revenues increased $13.9 million, or 19.0%, from $73.2 million for the three months ended March 31, 1997 to $87.1 million for the three months ended March 31, 1998. The increase was primarily attributable to the additional franchise operations acquired, successful marketing efforts and an emphasis on used vehicle sales in the Oklahoma market, with existing operations accounting for over one-half of the increase. Parts and service sales increased $2.6 million, or 13.7%, from $19.0 million for the three months ended March 31, 1997 to $21.6 million for the three months ended March 31, 1998. The increase was primarily attributable to the additional dealership operations acquired. Other dealership revenues increased $1.5 million or 26.3% from $5.7 million for the three months ended March 31, 1997 to $7.2 million for the three months ended March 31, 1998. The increase was due primarily to an increase in the number of retail new and used vehicle sales and improved profit per unit as the Company's new service contract and insurance programs were implemented.

         GROSS PROFIT. Gross profit increased $5.0 million, or 16.1%, from $31.0 million for the three months ended March 31, 1997 to $36.0 million for the three months ended March 31, 1998. The increase was attributable to increased revenues, partially offset by a reduced gross margin. The gross margin on new retail vehicle sales declined from 8.9% for the three months ended March 31, 1997 to 7.7% for the three months ended March 31, 1998. The decline is attributable primarily to reduced margins in the Nissan product line, due to reduced manufacturer sales incentives in 1998, and reduced margins in the Oklahoma market. The gross margin for used retail vehicle sales increased from 8.6% for the three months ended March 31, 1997 to 9.2% for the three months ended March 31, 1998. The increase was primarily attributable to an emphasis on the used vehicle operations in the Oklahoma platform. Parts and service gross margin increased from 51.9% for the three months ended March 31, 1997 to 53.7% for the three months ended March 31, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.0 million, or 11.9%, from $25.3 million for the three months ended March 31, 1997 to $28.3 million for the three months ended March 31, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increase as revenues and gross profit increase. Selling, general and administrative expenses declined as a percentage of revenues from 11.7% for the three months ended March 31, 1997 to 11.2% for the three months ended March 31, 1998. The decline is primarily attributable to maintaining total expenses at a constant level by offsetting increased variable expenses with cost reductions, such as insurance savings. Additionally, by implementing the Company's budgeting process, the dealership managers have taken a more pro-active approach to managing their expense levels.

         INTEREST EXPENSE, NET. Interest expense, net, increased $0.5 million, or 31.3%, from $1.6 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired and reduced interest earnings due to the utilization of cash in completing the acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained though the Company's credit facility completed December 31, 1997.

HISTORICAL RESULTS OF OPERATIONS - GROUP 1 AUTOMOTIVE, INC.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1997

         REVENUES. Revenues increased $182.8 million, or 257.1%, from $71.1 million for the three months ended March 31, 1997 to $253.9 million for the three months ended March 31, 1998. New vehicle revenues increased $99.8 million, or 261.3% from $38.2 million for the three months ended March 31, 1997 to $138.0 million for the three months ended March 31, 1998. Used vehicle revenues increased $61.5 million, or 240.2%, from $25.6 million for the three months ended March

31, 1997 to $87.1 million for the three months ended March 31, 1998. Parts and service sales increased $16.2 million, or 300.0%, from $5.4 million for the three months ended March 31, 1997 to $21.6 million for the three months ended March 31, 1998. Other dealership revenues increased $5.4 million or 300.0% from $1.8 million for the three months ended March 31, 1997 to $7.2 million for the three months ended March 31, 1998. These increases were due primarily to the inclusion of the dealership operations acquired since October 31, 1997.

         GROSS PROFIT. Gross profit increased $26.1 million, or 263.6%, from $9.9 million for the three months ended March 31, 1997 to $36.0 million for the three months ended March 31, 1998. The increase was attributable to the inclusion of the dealership operations acquired since October 31, 1997 and an increased gross margin from 13.9% for the three months ended March 31, 1997 to 14.2% for the three months ended March 31, 1998. This increase was due primarily to increased vehicle gross margins and an increase in higher gross margin parts and service sales and other dealership revenues as a percentage of total revenues. The increased vehicle margin was primarily attributable to the acquisition of dealership operations with higher new vehicle gross margins than the operations included for the three months ended March 31, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $20.3 million, or 253.8%, from $8.0 million for the three months ended March 31, 1997 to $28.3 million for the three months ended March 31, 1998. The increase was primarily attributable to the additional dealership operations acquired.

         INTEREST EXPENSE, NET. Interest expense, net, increased $1.2 million, or 133.3%, from $0.9 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired and reduced interest earnings due to the utilization of cash in completing the acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained though the Company's credit facility completed December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash on hand, cash from operations, floorplan financing and its credit facility.

         During the first quarter of 1998 the Company generated cash from operations of approximately $3.7 million. The cash flow was generated primarily by net income.

         The Company used approximately $16.1 million for investing activities, primarily related to cash paid in completing acquisitions offset by the cash balances obtained in the acquisitions.

         The Company obtained approximately $18.3 million from financing activities. The cash was generated primarily from drawings on the Company's floorplan facilities and was utilized in completing acquisitions.

         At March 31, 1998, the Company had working capital of $26.9 million. Historically, the Company has funded its operations with internally generated cash flow and borrowings from lenders. While there can be no assurance, based on current facts and circumstances, management believes it has adequate cash flows and financing alternatives to fund its current operations, exclusive of acquisitions. In order to continue to implement the Company's growth through acquisition strategy, the Company will need to raise additional funds or primarily utilize its Common Stock to complete acquisitions.

         CREDIT FACILITY

         The Company has negotiated and executed an arrangement letter with Chase Securities, Inc. and Comerica Bank to increase it existing $125 million credit facility to a $250 million credit facility to be used for acquisitions, floorplan financing, general corporate purposes, capital expenditures and working capital. The amended credit facility was over-subscribed with the commitments received by the Company allowing it to increase the facility to $345 million.

FORWARD LOOKING INFORMATION

         This Quarterly Report and Management's Discussion and Analysis of Results of Operations and Financial Condition include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including statements regarding potential acquisitions, expected cost savings, planned capital expenditures, the Company's future financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including industry conditions, future demand for new and used vehicles, the ability to obtain Manufacturer consents to acquisitions, the availability of capital resources and the willingness of acquisition candidates to accept the Company's capital stock as currency. These important factors, risks and uncertainties include, but are not limited to, those described in the Company 's Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

ITEM 2.   CHANGES IN SECURITIES

         On March 16, 1998 the Company issued 1,428,158 shares of its common stock in completing the acquisition of the Carroll Group, pursuant to the purchase agreements executed on December 17, 1997. On April 1, 1998 the Company issued 805,929 shares of its common stock in completing the acquisition of the Maxwell Group, pursuant to the purchase agreements executed on December 18, 1997. On May 11, 1998 the Company issued 10,000 shares of its common stock in completing the acquisition of Flamingo Ford, pursuant to the closing memorandum executed on May 11, 1998. The Company relied on Regulation D under the Securities Act of 1933 as an exemption from Registration.

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS:

     1.  27. Financial Data Schedule

B.   REPORTS ON FROM 8-K:

     On March 31, 1998, the Company filed a Current Report on Form 8-K reporting under Item 2 thereof and including exhibits under Item 7 thereof.

     On April 15, 1998, the Company filed a Current Report on Form 8-K reporting under Item 2 thereof and including exhibits under Item 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Group 1 Automotive, Inc.

May 14, 1998                        By: /s/ Scott L. Thompson
-----------------                      ---------------------
Date                                   Scott L. Thompson,
                                       Senior Vice President -
                                       Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
  27           Financial Data Schedule