Form 10-Q
period 1998-06-30
GROUP 1 AUTOMOTIVE INC
filed 1998-08-14
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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

                                 (713) 467-6268
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title                                        Outstanding
         -----                                        -----------
         Common stock, par value $.01                  18,218,795

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   UNAUDITED COMBINED STATEMENTS OF OPERATIONS

                              BASIS OF PRESENTATION



         In October 1997, Group 1 Automotive, Inc.("Group 1") completed its acquisition of substantially all of the net assets of four automobile dealership groups (the "Founding Groups") simultaneous with the completion of its initial public offering. The Founding Groups were acquired in exchange for consideration consisting principally of common stock of Group 1. During the first six months of 1998, Group 1 acquired thirty-one additional automobile dealership franchises, which have been accounted for as purchases (the "Purchased Companies").

         The accompanying historical combined statements of operations, for the three months and six months ended June 30, 1998, include the operations of Group 1 and the Founding Groups, from January 1, 1998, and the Purchased Companies, from the effective dates of the acquisitions.

         The accompanying pro forma combined statements of operations, for the three months and six months ended June 30, 1997, include the combined operations of Group 1 and the Founding Groups, from January 1, 1997, and give effect to the completion of Group 1's initial public offering. The 1997 data may not be comparable to and may not be indicative of Group 1's post-combination results of operations because the Founding Groups were not under common control of management.

         Operating results of interim periods are not necessarily indicative of the results for full year periods. The results of operations have historically been subject to seasonal fluctuations, with the first and fourth quarters generally contributing less operating profit than the second and third quarters. These combined statements of operations should be read in conjunction with the Company's filings with the Securities and Exchange Commission.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   UNAUDITED COMBINED STATEMENTS OF OPERATIONS

               (in thousands of dollars, except per share amounts)

                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                             --------------------------------      --------------------------------
                                                  1998               1997              1998                1997
                                             -------------      -------------      -------------      -------------

                                               HISTORICAL         PRO FORMA          HISTORICAL          PRO FORMA
                                               ----------         ---------          ----------          ---------
 REVENUES:
    New vehicle sales ..................     $     251,019      $     134,411      $     389,041      $     251,830
    Used vehicle sales .................           133,625             75,351            220,745            148,567
    Parts and service sales ............            34,154             19,371             55,722             38,400
    Other dealership revenues, net .....            12,733              5,828             19,958             11,546
                                             -------------      -------------      -------------      -------------
          Total revenues ...............           431,531            234,961            685,466            450,343

 COST OF SALES:
    New vehicle sales ..................           231,504            123,339            358,880            230,360
    Used vehicle sales .................           123,898             69,753            204,458            137,912
    Parts and service sales ............            15,776              9,012             25,754             18,170
                                             -------------      -------------      -------------      -------------
          Total cost of sales ..........           371,178            202,104            589,092            386,442
                                             -------------      -------------      -------------      -------------
 GROSS PROFIT ..........................            60,353             32,857             96,374             63,901

 GOODWILL AMORTIZATION .................               569                200                812                399
 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES .............            45,991             25,591             74,303             50,865
                                             -------------      -------------      -------------      -------------
            Income from operations .....            13,793              7,066             21,259             12,637

 OTHER INCOME AND EXPENSES:
   Floorplan interest expense ..........            (3,479)            (1,483)            (5,304)            (2,824)
   Other interest expense, net .........              (627)              (239)              (938)              (454)
   Other income (expense), net .........               (24)                 3                (48)               (19)
                                             -------------      -------------      -------------      -------------
 INCOME BEFORE INCOME TAXES ............             9,663              5,347             14,969              9,340

 PROVISION FOR INCOME TAXES ............             4,042              2,191              6,234              3,847
                                             -------------      -------------      -------------      -------------

 NET INCOME ............................     $       5,621      $       3,156      $       8,735      $       5,493
                                             =============      =============      =============      =============

 Earnings per share on net income:
   Basic ...............................     $        0.32      $        0.22      $        0.54      $        0.37
   Diluted .............................     $        0.31      $        0.21      $        0.52      $        0.36

 Weighted average shares outstanding:
   Basic ...............................        17,441,678         14,673,051         16,325,873         14,673,051
   Diluted .............................        18,128,366         15,101,510         16,869,256         15,101,510



              The accompanying notes are an integral part of these
                       combined statements of operations.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO COMBINED STATEMENTS OF OPERATIONS



1.       BASIS OF PRESENTATION

         The 1998 historical combined data are a presentation in accordance with generally accepted accounting principles. The financial data represent the combined historical results of operations of Group 1 and the Founding Groups, for the three months and six months ended June 30, 1998, and the Purchased Companies, from the effective dates of the acquisitions.

         The 1997 pro forma combined data does not purport to be a presentation in accordance with generally accepted accounting principles, but represents a summation of certain data on an historical basis including the effects of the pro forma adjustments. This data may not be comparable to and may not be indicative of Group 1's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) increases in revenues and decreases in cost of sales related to commission arrangements on certain third-party products sold by the dealerships which previously benefited the stockholders and which were terminated in conjunction with the acquisitions, allowing the dealerships to realize the benefits thereafter; (b) pro forma goodwill amortization expense over an estimated useful life of 40 years; (c) reductions in compensation expense and management fees to the level that certain management employees and owners of the acquired companies will contractually receive; (d) incremental corporate overhead costs related to personnel costs, rents, professional service fees and directors and officers liability insurance premiums; (e) net decreases in interest expense resulting from the repayment of floorplan obligations with proceeds from the initial public offering, net of cash utilized to complete acquisitions; and (f) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.

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

                                                          FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                    ENDED JUNE 30,
                                                      ------------------------------     ------------------------------
                                                          1998              1997             1998               1997
                                                      ------------      ------------     ------------      ------------

                                                       HISTORICAL        PRO FORMA        HISTORICAL         PRO FORMA
                                                      ------------      ------------     ------------      ------------
 Common stock outstanding, beginning of period ..       16,045,069           450,000       14,673,051           450,000
        Shares issued in initial public
            offering ............................               --         5,148,136               --         5,148,136
        Shares issued in acquisition of
            Founding Companies ..................               --         9,074,915               --         9,074,915
        Weighted average common stock issued
            to Purchased Companies ..............        1,349,995                --        1,664,241                --
        Weighted average common stock
            issued to Employee Stock
            Purchase Plan .......................           56,140                --           28,382                --
        Weighted average common stock
            issued in stock option
            exercises ...........................              454                --              228                --
        Less: weighted average treasury shares
            repurchased .........................           (9,980)               --          (40,029)               --
                                                      ------------      ------------     ------------      ------------
 Shares used in computing basic earnings per
      share .....................................       17,441,678        14,673,051       16,325,873        14,673,051
        Dilutive effect of stock options, net
            of assumed repurchase of treasury
            stock ...............................          686,688           428,459          543,383           428,459
                                                      ------------      ------------     ------------      ------------
 Shares used in computing diluted earnings per
      share .....................................       18,128,366        15,101,510       16,869,256        15,101,510
                                                      ============      ============     ============      ============

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            (in thousands of dollars)

                                                                        JUNE 30,        DECEMBER 31,
                                                                          1998              1997
                                                                      ------------      ------------
        ASSETS                                                         (unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents ...................................     $     69,571      $     35,092
    Accounts receivable, net ....................................           16,938             9,749
    Inventories, net ............................................          185,877           105,421
    Deferred income taxes .......................................           10,612             8,692
    Other assets ................................................            2,853             2,728
                                                                      ------------      ------------
          Total current assets ..................................          285,851           161,682
                                                                      ------------      ------------

 PROPERTY AND EQUIPMENT, net ....................................           34,969            21,586
 GOODWILL, net ..................................................           98,007            27,078
 OTHER ASSETS ...................................................            3,588             2,803
                                                                      ------------      ------------
          Total assets ..........................................     $    422,415      $    213,149
                                                                      ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Floorplan notes payable .....................................     $    158,576      $     58,488
    Current maturities of long-term debt ........................            1,416             2,316
    Accounts payable and accrued expenses .......................           78,635            50,668
                                                                      ------------      ------------
          Total current liabilities .............................          238,627           111,472
                                                                      ------------      ------------

 DEBT, net of current maturities ................................           57,050             7,053
 DEFERRED INCOME TAXES ..........................................            3,882             3,699
 OTHER LIABILITIES ..............................................            3,230             1,553

 STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none issued or
     outstanding ................................................               --                --
  Common stock, $.01 par value, 50,000,000 shares authorized,
     17,792,138 and 14,673,051 issued and outstanding ...........              178               147
    Additional paid-in capital ..................................          113,783            91,846
    Retained earnings (deficit) .................................            6,206            (2,529)
    Treasury stock, at cost, 32,607 and 10,000 shares ...........             (541)              (92)
                                                                      ------------      ------------
          Total stockholders' equity ............................          119,626            89,372
                                                                      ------------      ------------
          Total liabilities and stockholders' equity ............     $    422,415      $    213,149
                                                                      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands of dollars, except per share amounts)

                                                      THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                            JUNE 30,                                  JUNE 30,
                                              ------------------------------------      ------------------------------------
                                                    1998                 1997                 1998                 1997
                                              ---------------      ---------------      ---------------      ---------------
 REVENUES:
    New vehicle sales ...................     $       251,019      $        46,675      $       389,041      $        84,923
    Used vehicle sales ..................             133,625               28,748              220,745               54,354
    Parts and service sales .............              34,154                5,350               55,722               10,763
    Other dealership revenues, net ......              12,733                2,165               19,958                4,006
                                              ---------------      ---------------      ---------------      ---------------
          Total revenues ................             431,531               82,938              685,466              154,046

 COST OF SALES:
    New vehicle sales ...................             231,504               43,622              358,880               79,322
    Used vehicle sales ..................             123,898               26,012              204,458               49,186
    Parts and service sales .............              15,776                2,163               25,754                4,541
                                              ---------------      ---------------      ---------------      ---------------
          Total cost of sales ...........             371,178               71,797              589,092              133,049
                                              ---------------      ---------------      ---------------      ---------------
 GROSS PROFIT ...........................              60,353               11,141               96,374               20,997

 GOODWILL AMORTIZATION ..................                 569                   10                  812                   20
 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ..............              45,991                8,421               74,303               16,433
                                              ---------------      ---------------      ---------------      ---------------
            Income from operations ......              13,793                2,710               21,259                4,544

 OTHER INCOME AND EXPENSES:
   Floorplan interest expense ...........              (3,479)                (995)              (5,304)              (1,878)
   Other interest expense, net ..........                (627)                 (12)                (938)                 (12)
   Other income (expense), net ..........                 (24)                  20                  (48)                  34
                                              ---------------      ---------------      ---------------      ---------------
 INCOME BEFORE INCOME TAXES .............               9,663                1,723               14,969                2,688

 PROVISION FOR INCOME TAXES .............               4,042                  205                6,234                  166
                                              ---------------      ---------------      ---------------      ---------------
 NET INCOME .............................     $         5,621      $         1,518      $         8,735      $         2,522
                                              ===============      ===============      ===============      ===============
 S Corporation pro forma income taxes ...                                      474                                       899
                                                                   ---------------                           ---------------
 Pro forma net income ...................                          $         1,044                           $         1,623
                                                                   ===============                           ===============

 Earnings per share on net income:
   Basic ................................     $          0.32                           $          0.54
   Diluted ..............................     $          0.31                           $          0.52

 Weighted average shares outstanding:
   Basic ................................          17,441,678                                16,325,873
   Diluted ..............................          18,128,366                                16,869,256



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                 --------------------------
                                                                                    1998            1997
                                                                                 ----------      ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ............................................................     $    8,735      $    2,522
     Adjustments to reconcile net income to net cash provided by ...........
        operating activities -
        Depreciation and amortization ......................................          2,335             340
        Deferred income taxes ..............................................         (2,356)             45
        Provision for doubtful accounts and uncollectible notes ............            110              42
       Gain on sale of assets ..............................................             (3)            (18)
        Changes in assets and liabilities -
          Accounts receivable ..............................................           (344)         (1,763)
          Inventories ......................................................          9,586           2,472
          Other assets .....................................................             46              (2)
          Floorplan notes payable ..........................................        (17,268)         (4,728)
          Accounts payable and accrued expenses ............................          9,922           2,077
                                                                                 ----------      ----------
             Total adjustments .............................................            609            (116)
                                                                                 ----------      ----------
               Net cash provided by operating activities ...................          9,344           2,406
                                                                                 ----------      ----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in notes receivable .......................................         (1,180)            (96)
        Collections on notes receivable ....................................            699              --
        Purchases of property and equipment ................................         (5,351)           (272)
        Proceeds from sale of property and equipment .......................             15             279
        Cash paid in acquisitions, net of cash received ....................        (50,057)             --
                                                                                 ----------      ----------
          Net cash used in investing activities ............................        (55,874)            (89)
                                                                                 ----------      ----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under floorplan facilities for acquisition financing ....         33,523              --
        Principal payments of long-term debt ...............................         (2,020)           (168)
        Borrowings of long-term debt .......................................         50,192              --
        Issuance of common stock to benefit plans ..........................            459              --
        Purchase of treasury stock .........................................         (1,145)             --
        Dividends paid in cash .............................................             --          (3,891)
                                                                                 ----------      ----------
              Net cash provided by (used in) financing activities ..........         81,009          (4,059)
                                                                                 ----------      ----------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................         34,479          (1,742)
   CASH AND CASH EQUIVALENTS, beginning of period ..........................         35,092          11,679
                                                                                 ----------      ----------
   CASH AND CASH EQUIVALENTS, end of period ................................     $   69,571      $    9,937
                                                                                 ==========      ==========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for -
          Interest .........................................................     $    5,428      $    2,066
          Taxes ............................................................          6,801              11

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc. and subsidiaries ("Group 1" or the "Company") was founded in December 1995 to become a leading operator and consolidator in the highly fragmented automobile retailing industry. The Company is primarily engaged in the retail sale of new and used vehicles and the arranging of finance, insurance and vehicle service contracts thereon. In addition, the Company sells automotive parts and provides vehicle servicing. In October 1997, Group 1 acquired four separate dealership groups (the "Founding Groups"), consisting of 30 dealership franchises and related businesses, in exchange for consideration consisting principally of restricted Common Stock. Concurrent with the acquisition of the Founding Groups, Group 1 completed an initial public offering of 5,520,000 shares of Common Stock.

         During the first six months of 1998 the Company acquired thirty-one additional dealership franchises in exchange for a combination of restricted Common Stock and cash.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         For financial statement presentation purposes, as required by the Securities and Exchange Commission, Howard Group, one of the Founding Groups, has been identified as the accounting acquirer. The acquisitions of the remaining Founding Groups and the subsequent acquisitions were accounted for using the purchase method of accounting. The operations of Group 1 Automotive, Inc., the parent company, and the Founding Groups, excluding the Howard Group, are included in the results of operations beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The results of operations of the Howard Group are included for all periods presented. The operations of all acquisitions subsequent to October 31, 1997, are included from the effective dates of the closings of the acquisitions. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. All significant intercompany balances and transactions have been eliminated in consolidation.

         New Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability, measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

3.   EARNINGS PER SHARE:

         SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. As the Company was not a public enterprise until October 1997, and the companies included in the statements of operations were under different tax structures (S Corporations and C Corporations), no earnings per share data has been presented for the historical results of operations for the three months and six months ended June 30, 1997. The following table sets forth the shares outstanding for the earnings per share calculations:

                                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                  JUNE 30, 1998      JUNE 30, 1998
                                                                  -------------      -------------
  Common stock outstanding, beginning of period .............        16,045,069         14,673,051
       Weighted average common stock issued in acquisitions .         1,349,995          1,664,241
       Weighted average common stock issued to
           Employee Stock Purchase Plan .....................            56,140             28,382
       Weighted average common stock issued in
           stock option exercises ...........................               454                228
       Less: weighted average treasury shares repurchased ...            (9,980)           (40,029)
                                                                  -------------      -------------
  Shares used in computing basic earnings per share .........        17,441,678         16,325,873
       Dilutive effect of stock options, net of assumed
           repurchase of treasury stock .....................           686,688            543,383
                                                                  -------------      -------------
  Shares used in computing diluted earnings per share .......        18,128,366         16,869,256
                                                                  =============      =============

4.   BUSINESS COMBINATIONS

         During the first six months of 1998, the Company acquired thirty-one automobile dealership franchises. These acquisitions were accounted for as purchases. The consideration paid in completing these acquisitions, including real estate acquired, included approximately $62.4 million in cash, approximately 3.1 million shares of restricted Common Stock and the assumption of an estimated $83.8 million of inventory financing. Additional consideration may be paid based on the financial performance of certain dealerships, over specified periods. Additional consideration, if any, will be payable in cash and Common Stock and will result in an increase in goodwill on the balance sheet of the Company. The accompanying consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. The preliminary allocations resulted in recording approximately $71.6 million of goodwill, which is being amortized over 40 years.

         The following unaudited pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions, completed before June 30, 1998, assuming that they occurred on January 1, 1997, (2) the completion of the initial public offering as of January 1, 1997 and (3) certain pro forma adjustments discussed below.

                                                  SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------------------
                                               1998                       1997
                                      ------------------------    ----------------------
                                          (in thousands, except per share amounts)
Revenues ..........................                $  813,302                $  709,394
Gross profit ......................                   117,105                   103,838
Income from operations ............                    26,547                    22,563
Net income ........................                    10,118                     8,272
Basic earnings per share ..........                      0.57                      0.47
Diluted earnings per share ........                      0.55                      0.45

Pro forma adjustments included in the amounts above primarily relate to: (a) increases in revenues and decreases in cost of sales related to commission arrangements on certain third-party products sold by the dealerships which previously benefited the stockholders and which were terminated in conjunction with the acquisitions, allowing the dealerships to realize the benefits thereafter; (b) pro forma goodwill amortization expense over an estimated useful life of 40 years; (c) reductions in compensation expense and management fees to the level that certain management employees and owners of the acquired companies will contractually receive; (d) incremental corporate overhead costs related to personnel costs, rents, professional service fees and directors and officers liability insurance premiums; (e) net decreases in interest expense resulting from the repayment of floorplan obligations with proceeds from the initial public offering, net of cash utilized to complete acquisitions; and (f) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.


5.   SUBSEQUENT EVENTS

         Effective during July of 1998, for accounting purposes, the Company completed acquisitions of several automobile franchises, including certain real estate, in exchange for consideration consisting of approximately $11.0 million in cash, approximately 0.4 million shares of restricted Common Stock, the assumption of approximately $2.9 million of mortgage debt, and the assumption of an estimated $10.6 million of inventory financing. As part of certain of the acquisitions, the Company has committed, for a limited period of time, to certain sellers that they will realize an agreed upon minimum price upon the sale of the Common Stock received in the acquisitions. If the Company is called upon to perform under this arrangement, the cash payment will result in additional goodwill on the balance sheet of the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         The Company was founded to become a leading operator and consolidator in the highly fragmented automobile retailing industry. The Company owns automobile dealership franchises located in Colorado, Florida, Georgia, New Mexico, Oklahoma and Texas. Additionally, the Company provides maintenance and repair services at its dealerships and collision service centers. The Company expects that a significant portion of its future growth will be derived from acquisitions of additional dealerships.

         The Company has diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair services, finance fees, insurance commissions, vehicle service contract sales, documentary fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealers and wholesalers. Other dealership revenue includes revenue from arranging financing and selling insurance and vehicle service contracts, net of a provision for anticipated chargebacks, and documentary fees charged to customers.

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


SELECTED OPERATIONAL AND FINANCIAL DATA


NEW VEHICLE DATA

                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                        JUNE 30,                      JUNE 30,
                              --------------------------    ----------------------------
(dollars in thousands,
except per unit amounts)          1998          1997           1998            1997
                              ------------  ------------    ------------   -------------
                               HISTORICAL     PRO FORMA      HISTORICAL      PRO FORMA
                               ----------     ---------      ----------      ---------
 Retail unit sales ........        10,767          6,174         16,739         11,625
 Retail sales revenue .....     $ 251,019      $ 134,411      $ 389,041      $ 251,830
 Gross profit .............     $  19,515      $  11,072      $  30,161      $  21,470
 Gross margin .............           7.8%           8.2%           7.8%           8.5%
 Average gross profit per
   retail unit sold .......     $   1,812      $   1,793      $   1,802      $   1,847

USED VEHICLE DATA

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                            JUNE 30,                         JUNE 30,
                                    --------------------------      --------------------------
(dollars in thousands,
except per unit amounts)               1998           1997             1998           1997
                                    ----------      ----------      ----------      ----------
                                    HISTORICAL      PRO FORMA       HISTORICAL      PRO FORMA
                                    ----------      ---------       ----------      ---------
 Retail unit sales ............          7,991           4,724          13,345           9,203
 Retail sales revenue (1) .....     $  106,578      $   61,685      $  177,554      $  120,854
 Gross profit .................     $    9,727      $    5,598      $   16,287      $   10,655
 Gross margin .................            9.1%            9.1%            9.2%            8.8%
 Average gross profit per
   retail unit sold ...........     $    1,217      $    1,185      $    1,220      $    1,158

-------------------

     (1)   Excludes wholesale revenues.


PARTS AND SERVICE DATA

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           JUNE 30,                         JUNE 30,
                                    --------------------------     ---------------------------
(dollars in thousands)                 1998           1997            1998              1997
                                    ----------      ----------     ----------       ----------
                                    HISTORICAL      PRO FORMA      HISTORICAL       PRO FORMA
                                    ----------      ---------      ----------       ---------
 Sales revenue ................     $   34,154      $   19,371      $   55,722      $   38,400
 Gross profit .................     $   18,378      $   10,359      $   29,968      $   20,230
 Gross margin .................           53.8%           53.5%           53.8%           52.7%

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH PRO FORMA THREE MONTHS ENDED JUNE 30, 1997

         REVENUES. Revenues increased $196.5 million, or 83.6%, from $235.0 million for the three months ended June 30, 1997 to $431.5 million for the three months ended June 30, 1998. New vehicle revenues increased $116.6 million, or 86.8% from $134.4 million for the three months ended June 30, 1997 to $251.0 million for the three months ended June 30, 1998. The increase in revenue was primarily attributable to strong customer acceptance of the Company's products, particularly Toyota and Lexus, accounting for approximately one-fifth of the increase and the acquisitions of the additional dealership operations during 1998. The increase was partially offset by reduced sales at the Company's Nissan franchises, which declined due to reduced manufacturer sales incentives as compared to the prior year. Used vehicle revenues increased $58.2 million, or 77.2%, from $75.4 million for the three months ended June 30, 1997 to $133.6 million for the three months ended June 30, 1998. The increase was primarily attributable to successful marketing efforts, an emphasis on used vehicle sales in the Oklahoma market and the additional franchise operations acquired, with existing operations accounting for approximately one-fourth of the increase. Parts and service sales increased $14.8 million, or 76.3%, from $19.4 million for the three months ended June 30, 1997 to $34.2 million for the three months ended June 30, 1998. The increase was primarily attributable to the additional dealership operations acquired. Other dealership revenues increased $6.9 million or 119.0% from $5.8 million for the three months ended June 30, 1997 to $12.7 million for the three months ended June 30, 1998.

The increase was due primarily to an increase in the number of retail new and used vehicle sales and improved revenue per unit. The improved revenue per unit was driven primarily by the implementation of the Company's vehicle service contract and insurance programs.

         GROSS PROFIT. Gross profit increased $27.5 million, or 83.6%, from $32.9 million for the three months ended June 30, 1997 to $60.4 million for the three months ended June 30, 1998. The increase was attributable to increased revenues, as the overall gross margin remained stable. The gross margin on new retail vehicle sales declined from 8.2% for the three months ended June 30, 1997 to 7.8% for the three months ended June 30, 1998. The decline is attributable primarily to reduced margins in the Nissan product line, due to reduced manufacturer sales incentives in 1998. The gross margin for used retail vehicle sales remained stable at 9.1% for the three months ended June 30, 1997 and for the three months ended June 30, 1998. Parts and service gross margin increased from 53.5% for the three months ended June 30, 1997 to 53.8% for the three months ended June 30, 1998.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $20.4 million, or 79.7%, from $25.6 million for the three months ended June 30, 1997 to $46.0 million for the three months ended June 30, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increase as revenues and gross profit increase. Selling, general and administrative expenses declined as a percentage of revenues from 10.9% for the three months ended June 30, 1997 to 10.7% for the three months ended June 30, 1998. The decline is primarily attributable to maintaining total expenses at a constant level by offsetting increased variable expenses with cost reductions, such as the Company's risk management program. Additionally, by implementing the Company's budgeting process, the dealerships have improved their operating expense leverage.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $2.4 million, or 141.2%, from $1.7 million for the three months ended June 30, 1997 to $4.1 million for the three months ended June 30, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired, reduced interest earnings due to the utilization of cash in completing the acquisitions and additional interest expense due to borrowings on the Company's credit facility to complete acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained though the Company's credit facility.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH PRO FORMA SIX MONTHS ENDED JUNE 30, 1997

         REVENUES. Revenues increased $235.2 million, or 52.2%, from $450.3 million for the six months ended June 30, 1997 to $685.5 million for the six months ended June 30, 1998. New vehicle revenues increased $137.2 million, or 54.5% from $251.8 million for the six months ended June 30, 1997 to $389.0 million for the six months ended June 30, 1998. The increase in revenue was primarily attributable to strong customer acceptance of the Company's products, particularly Toyota and Lexus, accounting for approximately one-fifth of the increase and the acquisitions of the additional dealership operations during 1998. The increase was partially offset by reduced sales at the Company's Nissan franchises, which declined due to reduced manufacturer sales incentives as compared to the prior year. Used vehicle revenues increased $72.1 million, or 48.5%, from $148.6 million for the six months ended June 30, 1997 to $220.7 million for the six months ended June 30, 1998. The increase was primarily attributable to successful marketing efforts, an emphasis on used vehicle sales in the Oklahoma market and the additional franchise operations acquired, with existing operations accounting for approximately one-third of the increase. Parts and service sales increased $17.3 million, or 45.1%, from $38.4 million for the six months ended June 30, 1997 to $55.7 million for the six months ended June 30, 1998. The increase was primarily attributable to the additional dealership operations acquired. Other dealership revenues increased $8.5 million or 73.9% from $11.5 million for the six months ended June 30, 1997 to $20.0 million for the six months ended June 30, 1998. The increase was due primarily to an increase in the number of retail new and used vehicle sales and improved revenue per unit. The improved revenue per unit was driven primarily by the implementation of the Company's vehicle service contract and insurance programs.

         GROSS PROFIT. Gross profit increased $32.5 million, or 50.9%, from $63.9 million for the six months ended June 30, 1997 to $96.4 million for the six months ended June 30, 1998. The increase was attributable to increased revenues, partially offset by a reduced gross margin. The gross margin on new retail vehicle sales declined from 8.5% for the six months ended June 30, 1997 to 7.8% for the six months ended June 30, 1998. The decline is attributable primarily to reduced margins in the Nissan product line, due to reduced manufacturer sales incentives in 1998. The gross margin for used retail vehicle sales increased from 8.8% for the six months ended June 30, 1997 to 9.2% for the six months ended June 30, 1998. The increase was primarily attributable to an emphasis on the used vehicle operations in the Oklahoma platform. Parts and service gross margin increased from 52.7% for the six months ended June 30, 1997 to 53.8% for the three months ended June 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $23.4 million, or 46.0%, from $50.9 million for the six months ended June 30, 1997 to $74.3 million for the six months ended June 30, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increase as revenues and gross profit increase. Selling, general and administrative expenses declined as a percentage of revenues from 11.3% for the six months ended June 30, 1997 to 10.8% for the six months ended June 30, 1998. The decline is primarily attributable to maintaining total expenses at a constant level by offsetting increased variable expenses with cost reductions, such as the Company's risk management program. Additionally, by implementing the Company's budgeting process, the dealerships have improved their operating expense leverage.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $2.9 million, or 87.9%, from $3.3 million for the six months ended June 30, 1997 to $6.2 million for the six months ended June 30, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired, reduced interest earnings due to the utilization of cash in completing the acquisitions and additional interest expense due to borrowings on the Company's credit facility to complete acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained though the Company's credit facility.

HISTORICAL RESULTS OF OPERATIONS - GROUP 1 AUTOMOTIVE, INC.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

         REVENUES. Revenues increased $348.6 million, or 420.5%, from $82.9 million for the three months ended June 30, 1997 to $431.5 million for the three months ended June 30, 1998. New vehicle revenues increased $204.3 million, or 437.5% from $46.7 million for the three months ended June 30, 1997 to $251.0 million for the three months ended June 30, 1998. Used vehicle revenues increased $104.9 million, or 365.5%, from $28.7 million for the three months ended June 30, 1997 to $133.6 million for the three months ended June 30, 1998. Parts and service sales increased $28.8 million, or 533.3%, from $5.4 million for the three months ended June 30, 1997 to $34.2 million for the three months ended June 30, 1998. Other dealership revenues increased $10.5 million or 477.3% from $2.2 million for the three months ended June 30, 1997 to $12.7 million for the three months ended June 30, 1998. These increases were due primarily to the inclusion of the dealership operations acquired since October 31, 1997.

         GROSS PROFIT. Gross profit increased $49.3 million, or 444.1%, from $11.1 million for the three months ended June 30, 1997 to $60.4 million for the three months ended June 30, 1998. The increase was attributable to the inclusion of the dealership operations acquired since October 31, 1997 and an increased gross margin from 13.4% for the three months ended June 30, 1997 to 14.0% for the three months ended June 30, 1998. This increase was due primarily to an increase in higher gross margin parts and service sales and other dealership revenues as a percentage of total revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $37.6 million, or 447.6%, from $8.4 million for the three months ended June 30, 1997 to $46.0 million for the three months ended June 30, 1998. The increase was primarily attributable to the additional dealership operations acquired.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $3.1 million, or 310.0%, from $1.0 million for the three months ended June 30, 1997 to $4.1 million for the three months ended June 30, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired, reduced interest earnings due to the utilization of cash in completing the acquisitions and additional interest expense due to borrowings on the Company's credit facility to complete acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained though the Company's credit facility.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

         REVENUES. Total revenues increased $531.5 million, or 345.1%, from $154.0 million for the six months ended June 30, 1997 to $685.5 million for the six months ended June 30, 1998. Revenues from new vehicle sales increased $304.1 million, or 358.2%, from $84.9 million for the six months ended June 30, 1997 to $389.0 million for the six months ended June 30, 1998. Revenues from used vehicle sales increased $166.3 million, or 305.7%, from $54.4 million for the six months ended June 30, 1997 to $220.7 million for the six months ended June 30, 1998. Parts and service sales increased $44.9 million, or 415.7%, from $10.8 million for the six months ended June 30, 1997 to $55.7 million for the six months ended June 30, 1998. Other dealership revenues increased $16.0 million, or 400.0%, from $4.0 million for the six months ended

June 30, 1997 to $20.0 million for the six months ended June 30, 1998. These increases were due primarily to the inclusion of the dealership operations acquired since October 31, 1997.

         GROSS PROFIT. Gross profit increased $75.4 million, or 359.0%, from $21.0 million for the six months ended June 30, 1997 to $96.4 million for the six months ended June 30, 1998. The increase was attributable to the inclusion of the dealership operations acquired since October 31, 1997 and an increased gross margin from 13.6% for the six months ended June 30, 1997 to 14.1% for the six months ended June 30, 1998. This increase was due primarily to an increase in higher gross margin parts and service sales and other dealership revenues as a percentage of total revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $57.9 million, or 353.0%, from $16.4 million for the six months ended June 30, 1997 to $74.3 million for the six months ended June 30, 1998. The increase was primarily attributable to the additional dealership operations acquired.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $4.3 million, or 226.3%, from $1.9 million for the six months ended June 30, 1997 to $6.2 million for the six months ended June 30, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired, reduced interest earnings due to the utilization of cash in completing the acquisitions and additional interest expense due to borrowings on the Company's credit facility to complete acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained though the Company's credit facility.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash on hand, cash from operations, floorplan financing and its credit facility.

         During the first six months of 1998 the Company generated cash from operations of approximately $9.3 million. The cash flow was generated primarily by net income.

         During the first six months of 1998 the Company used approximately $55.9 million for investing activities, primarily related to cash paid in completing acquisitions offset by the cash balances obtained in the acquisitions.

         During the first six months of 1998 the Company obtained approximately $81.0 million from financing activities. The cash was generated primarily from drawings on the Company's credit facility and was utilized in completing acquisitions.

         At June 30, 1998, the Company had working capital of $47.2 million and $40 million of unused capacity under the acquisition portion of the credit facility. Historically, the Company has funded its operations with internally generated cash flow and borrowings from lenders. While there can be no assurance, based on current facts and circumstances, management believes it has adequate cash flows and financing alternatives to fund its current operations for the next twelve months.

CREDIT FACILITY

         The Company closed its syndicated credit facility on June 19, 1998, increasing its existing $125 million credit facility to a $345 million credit facility to be used for acquisitions, floorplan financing, general corporate purposes, capital expenditures and working capital.


FORWARD LOOKING INFORMATION

         This Quarterly Report and Management's Discussion and Analysis of Results of Operations and Financial Condition include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including statements regarding potential acquisitions, expected cost savings, planned capital expenditures, the Company's future financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including industry conditions, future demand for new and used vehicles, the ability to obtain manufacturer consents to acquisitions, the availability of capital resources and the willingness of acquisition candidates to accept the Company's capital stock as currency. These important factors, risks and uncertainties include, but are not limited to, those described in the Company`s filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company's dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES

         On May 6, 1998 the Company issued 875,000 shares of its common stock in completing the acquisition of the Johns Group, pursuant to the purchase agreements executed on February 25, 1998. On July 7, 1998 the Company issued 341,100 shares of its common stock in completing the acquisition of Luby Chevrolet, pursuant to the purchase agreement executed on March 11, 1998. On July 20, 1998 the Company issued 56,618 shares of its common stock in completing the acquisition of McKinney Dodge, pursuant to the purchase agreement executed on May 16, 1998. The Company relied on Regulation D under the Securities Act of 1933 as an exemption from Registration as all shareholders of the acquired dealerships are accredited investors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the May 28, 1998 Annual Meeting of Stockholders, the Company's stockholders voted on two matters.

         (1)       Election of two Directors:

                  The stockholders elected the two nominees as directors for three-year terms based on the following voting results:

                                                           VOTES CAST:
                                               ------------------------------------
                                                                       AGAINST OR
                   NOMINEE ELECTED                 FOR                  WITHHELD
             ----------------------------      --------------         -------------
             Bennett E. Bidwell                   11,241,977                8,800
             Sterling B. McCall, Jr.              11,241,977                8,800

         (2)       Appointment of Independent Public Accountants:

                  The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for 1998. The results of the voting were as follows:

                  For                                   10,936,488
                  Against                                  280,255
                  Abstain                                   34,034


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

     1.   10.1 Revolving Credit Agreement dated June 19, 1998.

     2. 11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

     3.   27.1 Financial Data Schedule.

B.    REPORTS ON FORM 8-K:

     On May 28, 1998, the Company filed a Current Report on Form 8-K/A including exhibits under Item 7 thereof.

     On June 11, 1998, the Company filed a Current Report on Form 8-K/A reporting under Item 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Group 1 Automotive, Inc.

August 14, 1998                      By: /s/ Scott L. Thompson
-------------------                     --------------------------------------
Date                                    Scott L. Thompson, Senior Vice
                                        President, Chief Financial
                                        Officer and Treasurer

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                    DESCRIPTION
       ------                    -----------

        10.1         Revolving Credit Agreement dated June 19, 1998.

        11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

        27.1         Financial Data Schedule.