Form 10-Q/A
period 1998-06-30
GROUP 1 AUTOMOTIVE INC
filed 1998-09-22
CIK 1031203

                                  FORM 10-Q/A


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

         The purpose for this filing is to correct two amounts on the statements of cash flows that were reflected in incorrect columns on the original filing.


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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                 --------------------------
                                                                                    1998            1997
                                                                                 ----------      ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ............................................................     $    8,735      $    2,522
     Adjustments to reconcile net income to net cash provided by ...........
        operating activities -
        Depreciation and amortization ......................................          2,335             340
        Deferred income taxes ..............................................         (2,356)             45
        Provision for doubtful accounts and uncollectible notes ............            110              42
        Gain on sale of assets .............................................             (3)            (18)
        Changes in assets and liabilities -
          Accounts receivable ..............................................         (1,763)           (344)
          Inventories ......................................................          9,586           2,472
          Other assets .....................................................             46              (2)
          Floorplan notes payable ..........................................        (17,268)         (4,728)
          Accounts payable and accrued expenses ............................          9,922           2,077
                                                                                 ----------      ----------
             Total adjustments .............................................            609            (116)
                                                                                 ----------      ----------
               Net cash provided by operating activities ...................          9,344           2,406
                                                                                 ----------      ----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in notes receivable .......................................         (1,180)            (96)
        Collections on notes receivable ....................................            699              --
        Purchases of property and equipment ................................         (5,351)           (272)
        Proceeds from sale of property and equipment .......................             15             279
        Cash paid in acquisitions, net of cash received ....................        (50,057)             --
                                                                                 ----------      ----------
          Net cash used in investing activities ............................        (55,874)            (89)
                                                                                 ----------      ----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under floorplan facilities for acquisition financing ....         33,523              --
        Principal payments of long-term debt ...............................         (2,020)           (168)
        Borrowings of long-term debt .......................................         50,192              --
        Issuance of common stock to benefit plans ..........................            459              --
        Purchase of treasury stock .........................................         (1,145)             --
        Dividends paid in cash .............................................             --          (3,891)
                                                                                 ----------      ----------
              Net cash provided by (used in) financing activities ..........         81,009          (4,059)
                                                                                 ----------      ----------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................         34,479          (1,742)
   CASH AND CASH EQUIVALENTS, beginning of period ..........................         35,092          11,679
                                                                                 ----------      ----------
   CASH AND CASH EQUIVALENTS, end of period ................................     $   69,571      $    9,937
                                                                                 ==========      ==========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for -
          Interest .........................................................     $    5,428      $    2,066
          Taxes ............................................................          6,801              11

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

A.    EXHIBITS:


     *1.   10.1 Revolving Credit Agreement dated June 19, 1998.


      2. 11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.


     *3.   27.1 Financial Data Schedule.
-------------
* Previously filed.



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

September 22, 1998                   By: /s/ Scott L. Thompson
-------------------                     --------------------------------------
Date                                    Scott L. Thompson, Senior Vice
                                        President, Chief Financial
                                        Officer and Treasurer