Form 10-Q
period 1998-09-30
GROUP 1 AUTOMOTIVE INC
filed 1998-11-13
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      Title                        Outstanding

          Common stock, par value $.01             18,267,515

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   UNAUDITED COMBINED STATEMENTS OF OPERATIONS

                              BASIS OF PRESENTATION

         In October 1997, Group 1 Automotive, Inc. ("Group 1") completed its acquisition of substantially all of the net assets of four automobile dealership groups (the "Founding Groups") simultaneous with the completion of its initial public offering. The Founding Groups were acquired in exchange for consideration consisting principally of common stock of Group 1. During the first nine months of 1998, Group 1 acquired thirty-two additional automobile dealership franchises, which have been accounted for as purchases (the "Purchased Companies").

         The accompanying historical combined statements of operations, for the three months and nine months ended September 30, 1998, include the operations of Group 1 and the Founding Groups, from January 1, 1998, and the Purchased Companies, from the effective dates of the acquisitions.

         The accompanying pro forma combined statements of operations, for the three months and nine months ended September 30, 1997, include the combined operations of Group 1 and the Founding Groups, from January 1, 1997, and give effect to the completion of Group 1's initial public offering and certain pro forma adjustments. The 1997 data may not be comparable to and may not be indicative of Group 1's post-combination results of operations because the Founding Groups were not under common control of management.

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                   UNAUDITED COMBINED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                        ---------------------------       ----------------------------
                                           1998             1997            1998              1997
                                        ----------        ---------       ----------         ---------
                                        HISTORICAL        PRO FORMA       HISTORICAL         PRO FORMA
REVENUES:
  New vehicle sales ................     $273,282         $140,098         $662,323         $391,928
  Used vehicle sales ...............      142,351           72,168          363,096          220,735
  Parts and service sales ..........       41,542           19,988           97,264           58,389
  Other dealership revenues, net ...       14,875            6,453           34,833           17,998
                                         --------         --------       ----------         --------
         Total revenues ............      472,050          238,707        1,157,516          689,050

COST OF SALES:
  New vehicle sales ................      251,038          128,804          609,918          359,163
  Used vehicle sales ...............      130,722           66,642          335,180          204,554
  Parts and service sales ..........       19,327            9,562           45,081           27,733
                                         --------         --------       ----------         --------
         Total cost of sales .......      401,087          205,008          990,179          591,450
                                         --------         --------       ----------         --------

GROSS PROFIT .......................       70,963           33,699          167,337           97,600

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ............       52,502           25,555          125,282           75,492

DEPRECIATION AND AMORTIZATION ......        2,040              717            4,375            2,044
                                         --------         --------       ----------         --------

         Income from operations ....       16,421            7,427           37,680           20,064

OTHER INCOME AND EXPENSES:
  Floorplan interest expense .......       (3,690)          (1,104)          (8,994)          (3,928)
  Other interest expense, net ......       (1,767)            (230)          (2,705)            (684)
  Other income (expense), net ......           40                2               (8)             (17)
                                         --------         --------       ----------         --------

INCOME BEFORE INCOME TAXES .........       11,004            6,095           25,973           15,435

PROVISION FOR INCOME TAXES .........        4,489            2,486           10,723            6,333
                                         --------         --------       ----------         --------

NET INCOME .........................       $6,515           $3,609          $15,250           $9,102
                                         ========         ========       ==========         ========

Earnings per share on net income:
  Basic ............................        $0.36            $0.25            $0.90            $0.62
  Diluted ..........................        $0.35            $0.24            $0.87            $0.60

Weighted average shares outstanding:
  Basic ............................   18,199,646       14,673,051       16,957,327       14,673,051
  Diluted ..........................   18,855,004       15,101,510       17,538,446       15,101,510


          The accompanying notes are an integral part of these combined statements of operations.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO COMBINED STATEMENTS OF OPERATIONS

1.   BASIS OF PRESENTATION

         The 1998 historical combined data are a presentation in accordance with generally accepted accounting principles. The financial data represent the combined historical results of operations of Group 1 and the Founding Groups, for the three months and nine months ended September 30, 1998, and the Purchased Companies, from the effective dates of the acquisitions.

         The 1997 pro forma combined data does not purport to be a presentation in accordance with generally accepted accounting principles, but represents a summation of certain data on an historical basis including the effects of certain pro forma adjustments. See note 4 to the Consolidated Financial Statements for a description of the pro forma adjustments. This data may not be comparable to and may not be indicative of Group 1's post-combination results of operations because the Founding Groups were not under common control of management.

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

                                               FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                            ---------------------------    --------------------------
                                               1998            1997           1998            1997
                                            ----------       ---------     ----------       ---------
                                            HISTORICAL       PRO FORMA     HISTORICAL       PRO FORMA
                                            ----------       ---------     ----------       ---------
Common stock outstanding, beginning
     of period ........................     17,759,531         450,000     14,673,051         450,000
  Shares issued in initial public
     offering .........................             --       5,148,136             --       5,148,136
  Shares issued in acquisition of
     Founding Groups ..................             --       9,074,915             --       9,074,915
  Weighted average common stock
     issued to Purchased Companies ....        386,025              --      2,280,121              --
  Weighted average common stock
     issued to Employee Stock
     Purchase Plan ....................         61,546              --         58,259              --
  Weighted average common stock
     issued in stock option exercises .         12,435              --          4,731              --
  Less: Weighted average treasury
     shares repurchased ...............        (19,891)             --        (58,835)             --
                                            ----------      ----------     ----------      ----------
Shares used in computing basic earnings
     per share ........................     18,199,646      14,673,051     16,957,327      14,673,051
                                            ----------      ----------     ----------      ----------
Dilutive effect of stock options, net
     of assumed repurchase of
     treasury stock ...................        655,358         428,459        581,119         428,459
                                            ----------      ----------     ----------      ----------
Shares used in computing diluted
     earnings per share ...............     18,855,004      15,101,510     17,538,446      15,101,510
                                            ==========      ==========     ==========      ==========

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1998           1997
                                                       ------------     ------------
                                                        (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................      $55,403         $35,092
  Accounts receivable, net .........................       22,233           9,749
  Inventories, net .................................      193,324         105,421
  Deferred income taxes ............................       14,627           8,692
  Other assets .....................................        3,265           2,728
                                                         --------        --------
         Total current assets ......................      288,852         161,682
                                                         --------        --------

PROPERTY AND EQUIPMENT, net ........................       44,741          21,586
GOODWILL, net ......................................      112,884          27,078
OTHER ASSETS .......................................        3,559           2,803
                                                         --------        --------
         Total assets ..............................     $450,036        $213,149
                                                         ========        ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable ..........................     $160,316         $58,488
  Current maturities of long-term debt .............        1,487           2,316
  Accounts payable and accrued expenses ............       82,260          50,668
                                                         --------        --------
         Total current liabilities .................      244,063         111,472
                                                         --------        --------
DEBT, net of current maturities ....................       65,393           7,053
DEFERRED INCOME TAXES ..............................        4,282           3,699
OTHER LIABILITIES ..................................        5,478           1,553

STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding ..........................           --              --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 18,240,795 and 14,673,051 issued and
    outstanding ....................................          182             147
  Additional paid-in capital .......................      118,509          91,846
  Retained earnings (deficit) ......................       12,721          (2,529)
  Treasury stock, at cost, 40,000 and 10,000 shares          (592)            (92)
                                                         --------        --------
         Total stockholders' equity ................      130,820          89,372
                                                         --------        --------
         Total liabilities and stockholders' equity      $450,036        $213,149
                                                         ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                     ---------------------------       ----------------------------
                                        1998             1997            1998              1997
                                     ----------        ---------       ----------         ---------

REVENUES:
  New vehicle sales ................    $273,282         $46,598        $662,323        $131,521
  Used vehicle sales ...............     142,351          27,674         363,096          82,028
  Parts and service sales ..........      41,542           5,423          97,264          16,186
  Other dealership revenues, net ...      14,875           2,375          34,833           6,381
                                        --------        --------      ----------        --------
         Total revenues ............     472,050          82,070       1,157,516         236,116

COST OF SALES:
  New vehicle sales ................     251,038          43,706         609,918         123,027
  Used vehicle sales ...............     130,722          25,262         335,180          74,449
  Parts and service sales ..........      19,327           2,288          45,081           6,828
                                        --------        --------      ----------        --------
         Total cost of sales .......     401,087          71,256         990,179         204,304
                                        --------        --------      ----------        --------

GROSS PROFIT .......................      70,963          10,814         167,337          31,812


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ............      52,502           8,270         125,282          24,382

DEPRECIATION AND AMORTIZATION ......       2,040             200           4,375             541
                                        --------        --------      ----------        --------

         Income from operations ....      16,421           2,344          37,680           6,889

OTHER INCOME AND EXPENSES:
  Floorplan interest expense .......      (3,690)           (754)         (8,994)         (2,632)
  Other interest expense, net ......      (1,767)             (9)         (2,705)            (21)
  Other income (expense), net ......          40               9              (8)             43
                                        --------        --------      ----------        --------

INCOME BEFORE INCOME TAXES .........      11,004           1,590          25,973           4,279

PROVISION FOR INCOME TAXES .........       4,489              90          10,723             256
                                        --------        --------      ----------        --------

NET INCOME .........................      $6,515          $1,500         $15,250          $4,023
                                        ========        ========      ==========        ========
S Corporation pro forma income taxes                         538                           1,434
                                                        --------                        --------
Pro forma net income ...............                        $962                          $2,589
                                                        ========                        ========

Earnings per share on net income:
  Basic ............................       $0.36                        $0.90
  Diluted ..........................       $0.35                        $0.87

Weighted average shares outstanding:
  Basic.............................  18,199,646                   16,957,327
  Diluted...........................  18,855,004                   17,538,446

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                              1998        1997
                                                                            --------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................................     $15,250       $4,023
Adjustments to reconcile net income to net cash provided
     by operating activities -
  Depreciation and amortization ........................................       4,375          541
  Deferred income taxes ................................................      (6,127)          45
  Provision for doubtful accounts and uncollectible notes ..............         219           69
  Gain on sale of assets ...............................................        (123)         (18)
  Changes in assets and liabilities -
         Accounts receivable ...........................................      (6,210)         485
         Inventories ...................................................      25,864       12,533
         Other assets ..................................................        (821)        (773)
         Floorplan notes payable .......................................     (34,819)     (13,539)
         Accounts payable and accrued expenses .........................      12,208       (1,125)
                                                                            --------     --------
              Total adjustments ........................................      (5,434)      (1,782)
                                                                            --------     --------
                  Net cash provided by operating activities ............       9,816        2,241
                                                                            --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in notes receivable ..................................      (1,760)         (98)
         Collections on notes receivable ...............................         947           29
         Purchases of property and equipment ...........................      (7,218)        (886)
         Proceeds from sales of property and equipment .................         152          279
         Cash paid in acquisitions, net of cash received ...............     (68,122)          --
                                                                            --------     --------
                  Net cash used in investing activities ................     (76,001)        (676)
                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings under floorplan facilities for acquisition financing      33,523           --
         Principal payments of long-term debt ..........................      (2,632)        (205)
         Borrowings of long-term debt ..................................      56,214           --
         Issuance of common stock to benefit plans .....................       1,128           --
         Purchase of treasury stock ....................................      (1,737)          --
         Dividends paid in cash, prior to the initial public offering ..          --       (4,451)
                                                                            --------     --------
                  Net cash provided by (used in) financing activities ..      86,496       (4,656)
                                                                            --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ............................................................      20,311       (3,091)

CASH AND CASH EQUIVALENTS, beginning of period .........................      35,092       11,679
                                                                            --------     --------
CASH AND CASH EQUIVALENTS, end of period ...............................     $55,403       $8,588
                                                                            ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest ......................................................     $10,702       $2,814
         Taxes .........................................................     $12,293          $41



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc. and subsidiaries ("Group 1" or the "Company"), founded in December 1995, is a leading operator and consolidator in the highly fragmented automotive retailing industry. The Company is primarily engaged in the retail sale of new and used vehicles, automotive parts and service, the arranging of vehicle financing and sale of vehicle service contracts and insurance. In October 1997, Group 1 acquired four separate dealership groups (the "Founding Groups"), consisting of 30 dealership franchises and related businesses, in exchange for consideration consisting principally of restricted common stock. Concurrent with the acquisition of the Founding Groups, Group 1 completed an initial public offering of 5,520,000 shares of common stock.

         During the first nine months of 1998 the Company acquired thirty-two additional dealership franchises in exchange for a combination of restricted common stock and cash.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         For financial statement presentation purposes, as required by the Securities and Exchange Commission, the Howard Group, one of the Founding Groups, has been identified as the accounting acquirer. The acquisitions of the remaining Founding Groups and the subsequent acquisitions were accounted for using the purchase method of accounting. The results of operations of the Howard Group are included for all periods presented. The operations of Group 1 Automotive, Inc., the parent company, and the Founding Groups, excluding the Howard Group, are included in the results of operations beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The operations of all acquisitions subsequent to October 31, 1997 are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. All significant intercompany balances and transactions have been eliminated in consolidation.

         Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform them to the current year presentation.

3.   EARNINGS PER SHARE:

         SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. As the Company was not a public enterprise until October 1997, and the companies included in the statements of operations were under different tax structures (S Corporations and C Corporations), no earnings per share data has been presented for the historical results of operations for the three months and nine months ended September 30, 1997. The following table sets forth the shares outstanding for the earnings per share calculations:

                                                        THREE MONTHS     NINE MONTHS
                                                           ENDED            ENDED
                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           1998             1998
                                                       -------------    -------------
Common stock outstanding, beginning of period ......     17,759,531      14,673,051
  Weighted average common stock issued in
     acquisitions ..................................        386,025       2,280,121
  Weighted average common stock issued to
     Employee Stock Purchase Plan ..................         61,546          58,259
  Weighted average common stock issued in
     stock option exercises ........................         12,435           4,731
  Less: Weighted average treasury shares repurchased        (19,891)        (58,835)
                                                         ----------      ----------

Shares used in computing basic earnings per share ..     18,199,646      16,957,327
                                                         ----------      ----------
  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock ..................        655,358         581,119
                                                         ----------      ----------

Shares used in computing diluted earnings per share      18,855,004      17,538,446
                                                         ==========      ==========

4.   BUSINESS COMBINATIONS

         During the first nine months of 1998, the Company acquired thirty-two automobile dealership franchises. These acquisitions were accounted for as purchases. The consideration paid in completing these acquisitions, including real estate acquired, included approximately $68.1 million in cash, net of cash received, approximately 3.5 million shares of restricted common stock and the assumption of an estimated $103.1 million of inventory financing and $2.9 million of mortgage financing. Additional consideration may be paid based on the financial performance of certain dealerships, over specified periods. Additional consideration, if any, will be payable in cash and common stock and will result in an increase in goodwill on the balance sheet of the Company. The accompanying consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. The preliminary allocations resulted in recording approximately $87.3 million of goodwill, which is being amortized over 40 years.

         The following unaudited pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions, completed before September 30, 1998, assuming that they occurred on January 1, 1997, (2) the completion of the initial public offering as of January 1, 1997 and (3) certain pro forma adjustments discussed below.

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                              1998               1997
                                                           -----------        -----------
                                                              (in thousands, except
                                                                per share amounts)
         Revenues .................................        $1,381,152        $1,204,339
         Gross profit .............................           202,405           176,580
         Income from operations ...................            46,233            39,651
         Net income ...............................            17,079            14,300
         Basic earnings per share .................              0.94              0.79
         Diluted earnings per share ...............              0.91              0.77

         Pro forma adjustments included in the amounts above primarily relate to: (a) increases in revenues and decreases in cost of sales related to commission arrangements on certain third-party products sold by the dealerships which previously directly benefited the stockholders and which were terminated in conjunction with the acquisitions, allowing the dealerships to realize the benefits thereafter; (b) pro forma goodwill amortization expense over an estimated useful life of 40 years; (c) reductions in compensation expense and management fees to the level that certain management employees and owners of the acquired companies will contractually receive; (d) incremental corporate overhead costs related to personnel costs, rents, professional service fees and directors and officers liability insurance premiums; (e) net decreases in interest expense resulting from the repayment of floorplan obligations with proceeds from the initial public offering, net of cash utilized to complete acquisitions; and (f) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.

5.   SUBSEQUENT EVENT

         The Company closed an amendment to its syndicated credit facility on November 11, 1998, increasing its existing $345 million credit facility to a $425 million credit facility and extending the term from December 2000 to December 2001. The credit facility consists of two tranches: the floorplan tranche and the acquisition tranche. The acquisition tranche totals $130 million and, as of November 11, 1998, $74 million was available, subject to certain financial ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         The Company is a leading operator and consolidator in the highly fragmented automotive retailing industry. The Company owns automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Georgia and Colorado. Additionally, the Company provides maintenance and repair services at all of its dealerships and operates 12 collision service centers. The Company expects that a significant portion of its future growth will be derived from acquisitions of additional dealerships.

         The Company has diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair service sales, finance fees, insurance commissions, vehicle service contract sales, documentary fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealers and wholesalers. Other dealership revenue includes revenue from arranging financing and selling vehicle service contracts and insurance, net of a provision for anticipated chargebacks, and documentary fees.

         The Company's gross margin will vary as the merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, collision repair services and other dealership revenues) changes. The gross margin realized by the Company on the sale of its products and services generally varies between approximately 7.5% and 85.0%, with new vehicle sales generally resulting in the lowest gross margin and other dealership revenues generally resulting in the highest gross margin. When the Company's new vehicle sales increase or decrease at a rate greater than the Company's other revenue sources, the Company's gross margin will respond inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact the Company's merchandise mix and, therefore, influence the Company's gross margin.

         Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned.

SELECTED OPERATIONAL AND FINANCIAL DATA

NEW VEHICLE DATA

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
(dollars in thousands,                               ---------------------------            ----------------------------
except per unit amounts)                                1998             1997                  1998              1997
                                                     ----------        ---------            ----------         ---------
                                                     HISTORICAL        PRO FORMA            HISTORICAL         PRO FORMA
                                                     ----------        ---------            ----------         ---------
Retail unit sales...........................            11,901             6,298               28,640            17,923
Retail sales revenue........................          $273,282          $140,098             $662,323          $391,928
Gross profit................................           $22,244           $11,294              $52,405           $32,765
Gross margin................................               8.1%              8.1%                 7.9%              8.4%
Average gross profit per retail unit sold...            $1,869            $1,793               $1,830            $1,828


USED VEHICLE DATA

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
(dollars in thousands,                               ---------------------------            ----------------------------
except per unit amounts)                                1998             1997                  1998              1997
                                                     ----------        ---------            ----------         ---------
                                                     HISTORICAL        PRO FORMA            HISTORICAL         PRO FORMA
                                                     ----------        ---------            ----------         ---------

Retail unit sales...........................             9,086             4,720               22,431            13,923
Retail sales revenue (1)....................          $121,263           $59,496             $298,817          $180,350
Gross profit................................           $11,629            $5,526              $27,916           $16,181
Gross margin................................               9.6%              9.3%                 9.3%              9.0%
Average gross profit per retail unit sold...            $1,280            $1,171               $1,245            $1,162

------------------
    (1)  Excludes wholesale revenues.


PARTS AND SERVICE DATA

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                     ---------------------------            ----------------------------
(dollars in thousands)                                  1998             1997                  1998              1997
                                                     ----------        ---------            ----------         ---------
                                                     HISTORICAL        PRO FORMA            HISTORICAL         PRO FORMA
                                                     ----------        ---------            ----------         ---------
Sales revenue...............................           $41,542           $19,988              $97,264           $58,389
Gross profit................................           $22,215           $10,426              $52,183           $30,656
Gross margin................................              53.5%             52.2%                53.7%             52.5%

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. Revenues increased $233.4 million, or 97.8%, from $238.7 million for the three months ended September 30, 1997 to $472.1 million for the three months ended September 30, 1998. New vehicle revenues increased $133.2 million, or 95.1% from $140.1 million for the three months ended September 30, 1997 to $273.3 million for the three months ended September 30, 1998. The increase in revenue was primarily attributable to strong customer acceptance of the Company's products, particularly Toyota and Lexus, and the acquisition of additional dealership operations during 1998. Used vehicle revenues increased $70.2 million, or 97.2%, from $72.2 million for the three months ended September 30, 1997 to $142.4 million for the three months ended September 30, 1998. The increase was primarily attributable to an emphasis on used vehicle sales in the Oklahoma market and by the General Motors dealerships, as new vehicle inventories ran low during the General Motors strike, and the additional franchise operations acquired. Parts and service sales increased $21.5 million, or 107.5%, from $20.0 million for the three months ended September 30, 1997 to $41.5 million for the three months ended September 30, 1998. The increase was primarily attributable to the additional dealership operations acquired. Other dealership revenues increased $8.4 million or 129.2% from $6.5 million for the three months ended September 30, 1997 to $14.9 million for the three months ended September 30, 1998. The increase was due primarily to an increase in the number of retail new and used vehicle sales and the implementation of the Company's vehicle service contract and insurance programs, which resulted in improved revenue per unit.

         GROSS PROFIT. Gross profit increased $37.3 million, or 110.7%, from $33.7 million for the three months ended September 30, 1997 to $71.0 million for the three months ended September 30, 1998. The increase was attributable to increased revenues and an increased gross margin from 14.1% for the three months ended September 30, 1997 to 15.0% for the three months ended September 30, 1998. The increase in gross margin was caused by improvements in the gross margin earned on used vehicle sales and parts and service sales and a change in the merchandising mix, as higher margin parts and service sales and other dealership revenues increased as a percentage of total revenues. The gross margin on new retail vehicle sales remained stable at 8.1% for the three months ended September 30, 1997 and for the three months ended September 30, 1998. The gross margin on used retail vehicle sales increased from 9.3% for the three months ended September 30, 1997 to 9.6% for the three months ended September 30, 1998. The increase was primarily attributable to an emphasis on used vehicles, especially by the General Motors dealerships, as new vehicle inventories ran low during the General Motors strike. Parts and service gross margin increased from 52.2% for the three months ended September 30, 1997 to 53.5% for the three months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $26.9 million, or 105.1%, from $25.6 million for the three months ended September 30, 1997 to $52.5 million for the three months ended September 30, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as revenues and gross profit increased. Selling, general and administrative expenses increased as a percentage of revenues from 10.7% for the three months ended September 30, 1997 to 11.1% for the three months ended September 30, 1998. The increase was primarily attributable to increased incentive pay caused by the increase in gross margin.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $4.2 million, or 323.1%, from $1.3 million for the three months ended September 30, 1997 to $5.5 million for the three months ended September 30, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired, reduced interest earnings due to the utilization of cash in completing the acquisitions and additional interest expense due to borrowings on the Company's credit facility to complete acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained through the Company's credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. Revenues increased $468.4 million, or 68.0%, from $689.1 million for the nine months ended September 30, 1997 to $1,157.5 million for the nine months ended September 30, 1998. New vehicle revenues increased $270.4 million, or 69.0% from $391.9 million for the nine months ended September 30, 1997 to $662.3 million for the nine months ended September 30, 1998. The increase in revenue was primarily attributable to strong customer acceptance of the Company's products, particularly Toyota and Lexus, and the acquisition of additional dealership operations during 1998. The increase was partially offset by reduced sales at the Company's Nissan franchises, which declined due to reduced manufacturer sales incentives as compared to the prior year. Used vehicle revenues increased $142.4 million, or 64.5%, from $220.7 million for the nine months ended September 30, 1997 to $363.1 million for the nine months ended September 30, 1998. The increase was primarily attributable to an emphasis on used vehicle sales in the Oklahoma market and the additional franchise operations acquired. Parts and service sales increased $38.9 million, or 66.6%, from $58.4 million for the nine months ended September 30, 1997 to $97.3 million for the nine months ended September 30, 1998. The increase was primarily attributable to the additional dealership operations acquired. Other dealership revenues increased $16.8 million or 93.3% from $18.0 million for the nine months ended September 30, 1997 to $34.8 million for the nine months ended September 30, 1998. The increase was due primarily to an increase in the number of retail new and used vehicle sales and the implementation of the Company's vehicle service contract and insurance programs, which resulted in improved revenues per unit.

         GROSS PROFIT. Gross profit increased $69.7 million, or 71.4%, from $97.6 million for the nine months ended September 30, 1997 to $167.3 million for the nine months ended September 30, 1998. The increase was attributable to increased revenues and an increased gross margin from 14.2% for the nine months ended September 30, 1997 to 14.5% for the nine months ended September 30, 1998. This increase was caused by improvements in the gross margin earned on used vehicle sales and parts and service sales and a change in the merchandising mix, as higher margin other dealership revenues increased as a percentage of total revenues. Partially offsetting the gross margin increases, the gross margin on new retail vehicle sales declined from 8.4% for the nine months ended September 30, 1997 to 7.9% for the nine months ended September 30, 1998. The decline is attributable primarily to reduced margins in the Nissan product line, due to reduced manufacturer sales incentives in 1998. The gross margin for used retail vehicle sales increased from 9.0% for the nine months ended September 30, 1997 to 9.3% for the nine months ended September 30, 1998. The increase was primarily attributable to an emphasis on the used vehicle operations in the Oklahoma platform. Parts and service gross margin increased from 52.5% for the nine months ended September 30, 1997 to 53.7% for the three months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $49.8 million, or 66.0%, from $75.5 million for the nine months ended September 30, 1997 to $125.3 million for the nine months ended September 30, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as revenues and gross profit increased. Selling, general and administrative expenses declined as a percentage of revenues from 11.0% for the nine months ended September 30, 1997 to 10.8% for the nine months ended September 30, 1998. The decline is primarily attributable to maintaining total expenses at a constant level by offsetting increased variable expenses with cost reductions, such as the Company's risk management program. Additionally, by implementing the Company's budgeting process, the dealerships have improved their operating expense leverage.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $7.1 million, or 154.3%, from $4.6 million for the nine months ended September 30, 1997 to $11.7 million for the nine months ended September 30, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired, reduced interest earnings due to the utilization of cash in completing the acquisitions and additional interest expense due to borrowings on the Company's credit facility to complete acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained through the Company's credit facility.

HISTORICAL RESULTS OF OPERATIONS - GROUP 1 AUTOMOTIVE, INC.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. Revenues increased $390.0 million, or 475.0%, from $82.1 million for the three months ended September 30, 1997 to $472.1 million for the three months ended September 30, 1998. New vehicle revenues increased $226.7 million, or 486.5% from $46.6 million for the three months ended September 30, 1997 to $273.3 million for the three months ended September 30, 1998. Used vehicle revenues increased $114.7 million, or 414.1%, from $27.7 million for the three months ended September 30, 1997 to $142.4 million for the three months ended September 30, 1998. Parts and service sales increased $36.1 million, or 668.5%, from $5.4 million for the three months ended September 30, 1997 to $41.5 million for the three months ended September 30, 1998. Other dealership revenues increased $12.5 million or 520.8% from $2.4 million for the three months ended September 30, 1997 to $14.9 million for the three months ended September 30, 1998. These increases were due primarily to the inclusion of the dealership operations acquired since October 31, 1997 and the Company's focus on higher margin activities.

         GROSS PROFIT. Gross profit increased $60.2 million, or 557.4%, from $10.8 million for the three months ended September 30, 1997 to $71.0 million for the three months ended September 30, 1998. The increase was attributable to the inclusion of the dealership operations acquired since October 31, 1997 and an increased gross margin from 13.2% for the three months ended September 30, 1997 to 15.0% for the three months ended September 30, 1998. This increase was due primarily to an increase in higher gross margin parts and service sales and other dealership revenues as a percentage of total revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $44.2 million, or 532.5%, from $8.3 million for the three months ended September 30, 1997 to $52.5 million for the three months ended September 30, 1998. The increase was primarily attributable to the additional dealership operations acquired.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $4.7 million, or 587.5%, from $0.8 million for the three months ended September 30, 1997 to $5.5 million for the three months ended September 30, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired, reduced interest earnings due to the utilization of cash in completing the acquisitions and additional interest expense due to borrowings on the Company's credit facility to complete acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained though the Company's credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. Total revenues increased $921.4 million, or 390.3%, from $236.1 million for the nine months ended September 30, 1997 to $1,157.5 million for the nine months ended September 30, 1998. New vehicle revenues increased $530.8 million, or 403.7%, from $131.5 million for the nine months ended September 30, 1997 to $662.3 million for the nine months ended September 30, 1998. Revenues from used vehicle sales increased $281.1 million, or 342.8%, from $82.0 million for the nine months ended September 30, 1997 to $363.1 million for the nine months ended September 30, 1998. Parts and service sales increased $81.1 million, or 500.6%, from $16.2 million for the nine months ended September 30, 1997 to $97.3 million for the nine months ended September 30, 1998. Other dealership revenues increased $28.4 million, or 443.8%, from $6.4 million for the nine months ended September 30, 1997 to $34.8 million for the nine months ended September 30, 1998. These increases were due primarily to the inclusion of the dealership operations acquired since October 31, 1997 and the Company's focus on higher margin activities.

         GROSS PROFIT. Gross profit increased $135.5 million, or 426.1%, from $31.8 million for the nine months ended September 30, 1997 to $167.3 million for the nine months ended September 30, 1998. The increase was attributable to the inclusion of the dealership operations acquired since October 31, 1997 and an increased gross margin from 13.5% for the nine months ended September 30, 1997 to 14.5% for the nine months ended September 30, 1998. This increase was due primarily to an increase in higher gross margin parts and service sales and other dealership revenues as a percentage of total revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $100.9 million, or 413.5%, from $24.4 million for the nine months ended September 30, 1997 to $125.3 million for the nine months ended September 30, 1998. The increase was primarily attributable to the additional dealership operations acquired.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $9.0 million, or 333.3%, from $2.7 million for the nine months ended September 30, 1997 to $11.7 million for the nine months ended September 30, 1998. The increase was primarily attributable to the interest expense of the additional dealership operations acquired, reduced interest earnings due to the utilization of cash in completing the acquisitions and additional interest expense due to borrowings on the Company's credit facility to complete acquisitions. Partially offsetting the increases were cost reductions realized due to the lower interest rates on floorplan notes payable obtained though the Company's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash on hand, cash from operations, floorplan financing, its credit facility and the issuance of its common stock in acquisitions.

         During the first nine months of 1998 the Company generated cash flow from net income plus depreciation and amortization of approximately $19.6 million, of which, a portion was utilized to temporarily pay down floorplan notes payable, resulting in net cash from operating activities of approximately $9.8 million.

          During the first nine months of 1998 the Company used approximately $76.0 million for investing activities, primarily related to cash paid in completing acquisitions offset by the cash balances obtained in the acquisitions and for purchases of property and equipment. Of the $7.2 used in purchasing property and equipment, approximately $4.6 million related to the purchase of land and construction of facilities for new or expanded operations, including the new Lexus companion dealership located in south Houston.

          During the first nine months of 1998 the Company obtained approximately $86.5 million from financing activities. The cash was generated primarily from drawings on the Company's credit facility and was utilized in completing acquisitions and supporting increased sales volumes.

          At September 30, 1998, the Company had working capital of $44.8 million. Historically, the Company has funded its operations with internally generated cash flow and borrowings from lenders. While there can be no assurance, based on current facts and circumstances, management believes it has adequate cash flows and financing alternatives to fund its current operations.

CREDIT FACILITY

         The Company closed an amendment to its syndicated credit facility on November 11, 1998, increasing its existing $345 million credit facility to a $425 million credit facility and extending the term from December 2000 to December 2001. The credit facility consists of two tranches: the floorplan tranche and the acquisition tranche. The acquisition tranche totals $130 million and, as of November 11, 1998, $74 million was available, subject to certain financial ratios.

ACQUISITION FINANCING

         The Company anticipates that its primary use of cash will be for the completion of acquisitions. The Company expects the cash needed to complete its acquisitions will come from the operating cash flows of the existing dealerships, borrowings under its credit facility, other borrowings or equity/debt offerings. Although the Company believes that it will be able to obtain sufficient capital to fund acquisitions, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

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

         Group 1 has recognized the need to ensure that its computer systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total cost of converting all internal systems, equipment and operations for the year 2000 has not been fully quantified, but, based on current facts and circumstances, is not expected to be material to Group 1's financial position. With respect to acquisitions, the Company reviews an acquisition's year 2000 readiness during the due diligence process. The Company is currently reviewing the potential adverse impact resulting from the possible failure of third party service providers and vendors to prepare for the year 2000.

         The Company is dependent upon its dealerships' computer systems in its daily operations. All of the Company's dealerships are, or are expected to be, using a computer system supported by a major automobile dealership computer system provider. The Company has contacted each of these providers and has received assurance from the providers that their systems are, or will be, year 2000 ready. The Company is dependent upon these providers, as are most dealerships in the United States, to address the year 2000 issue.

         The Company is primarily dependent upon the Manufacturers for the production and delivery of new vehicles and parts. Although the Company has no reason to believe that the Manufacturers are not year 2000 ready, the Company has been unable to obtain written assurance from them that their systems are year 2000 ready.

         Failure by the Company, the Manufacturers or the Company's third party service providers and vendors to adequately address the year 2000 issue could have a material adverse effect on the Company.


FORWARD LOOKING INFORMATION

         This Quarterly Report and Management's Discussion and Analysis of Results of Operations and Financial Condition include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including statements regarding potential acquisitions, expected cost savings, planned capital expenditures, the Company's future financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including industry conditions, future demand for new and used vehicles, the ability to obtain manufacturer consents to acquisitions, the availability of capital resources and the willingness of acquisition candidates to accept the Company's capital stock as currency. These important factors, risks and uncertainties include, but are not limited to, those described in the Company's filings with the Securities and Exchange Commission. All subsequent written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, the Company's dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, based on current known facts and circumstances, could reasonably be expected to have a material adverse effect on the Company's financial position.


ITEM 5. OTHER INFORMATION

         The Company's management will have discretionary authority with respect to proxies submitted to the 1999 Annual Meeting of Stockholders on any matter which the Company does not receive notice of by March 19, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

     1.   11.1 Statement re: computation of earnings per share is included under
          Note 3 to the financial statements.

     2.   27.1 Financial Data Schedule.

B.    REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Group 1 Automotive, Inc.

November 13, 1998                   By:/s/ Scott L. Thompson
-----------------                      -----------------------------------------
Date                                   Scott L. Thompson, Senior Vice President,
                                       Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

     1.   11.1   Statement re: computation of earnings per share is included under Note 3 to the financial statements.

     2.   27.1   Financial Data Schedule.