Form 10-K
period 1998-12-31
GROUP 1 AUTOMOTIVE INC
filed 1999-03-31
CIK 1031203

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


        Registrant's telephone number including area code (713) 467-6268


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Securities                 Exchanges on which Registered
          -------------------                 -----------------------------

COMMON STOCK, PAR VALUE $.01 PER SHARE            NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

  None.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $296.8 million as of March 26, 1999 (based on the last sale price of such stock as quoted on the New York Stock Exchange). At such date there was no non-voting stock outstanding.

         As of March 26, 1999, there were 20,413,913 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

         Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 12, 1999, which is incorporated into Part III of this Form 10-K.

                               TABLE OF CONTENTS

PART I............................................................................................................3
   Item 1.   Business.............................................................................................3
   Item 2.   Properties..........................................................................................16
   Item 3.   Legal Proceedings...................................................................................16
   Item 4.   Submission of Matters to a Vote of Security Holders.................................................16
   Item 4A.  Management..........................................................................................17

PART II..........................................................................................................19
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................19
   Item 6.   Selected Consolidated Financial Data................................................................20
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............21
   Item 7A.  Qualitative and Quantitative Disclosures About Market Risk..........................................33
   Item 8.   Financial Statements and Supplementary Data.........................................................33
   Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................33

PART III.........................................................................................................34
   Item 10.  Directors and Executive Officers of the Registrant..................................................34
   Item 11.  Executive Compensation..............................................................................34
   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................34
   Item 13.  Certain Relationships and Related Transactions......................................................34

PART IV..........................................................................................................34
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................34

                                     PART I

ITEM 1. BUSINESS


GENERAL

         Group 1 Automotive, Inc. ("Group 1", the "Company", "we" or "us") is a leading operator and consolidator in the highly fragmented automotive retailing industry. Simultaneously with the closing of our initial public offering ("IPO") in November 1997, we acquired four automobile dealership groups, known as our "founding groups", representing 30 automobile dealership franchises. During 1998, we acquired 33 additional automobile dealership franchises. Our automobile dealership franchises are located in Texas, Oklahoma, Florida, New Mexico, Georgia and Colorado. We sell new and used cars and light trucks, provide maintenance and repair services, sell replacement parts and arrange vehicle financing, insurance and service contracts.


BUSINESS STRATEGY

         We plan to capitalize on our position as a leading consolidator, while maintaining our high operating standards in the automotive retailing industry, by:

         (1)      emphasizing growth through acquisitions and

         (2) implementing an operating strategy of managing our dealerships on a decentralized basis, rewarding employees with equity grants and incentive compensation, centralizing certain administrative functions on a national basis, expanding our higher margin businesses, continuing our commitment to customer service and implementing new technology.

         By merging management talent and proven operating capabilities with a corporate management team that is experienced in achieving and managing long-term growth in a consolidation environment, we believe that we are in a strong position to execute this strategy.


GROWTH THROUGH ACQUISITIONS

         Under our acquisition program, we pursue:

         (1) "platform" acquisitions of large, profitable and well managed dealerships in large metropolitan and high-growth suburban geographic markets that we do not currently serve and

         (2) smaller "tuck-in" acquisitions to existing platforms that allow us to increase brand diversity, capitalize on economies of scale and offer a greater breadth of products and services in each of the markets in which we operate.

         We have used and intend to continue to use our common stock to fund a portion of our acquisitions. In addition, we have a revolving credit facility, which will provide us with the ability to borrow up to $110 million for acquisitions.

         ENTERING NEW GEOGRAPHIC MARKETS. We intend to expand into geographic markets we do not currently serve by acquiring large, profitable and well established megadealers that are leaders in their regional markets. We pursue megadealers that have superior operational and financial management personnel, which we will seek to retain. We believe that by retaining existing high quality management we will be able to effectively operate acquired megadealers with management personnel who understand the local market without having to employ and train new and untested personnel. We believe that we are positioned to pursue larger, well established acquisition candidates because of our depth of management, our capital structure and the reputation of our principals as leaders in the automotive retailing industry.

         EXPANDING WITHIN EXISTING MARKETS. We plan to make tuck-in acquisitions of additional dealerships in each of the markets in which we operate, including acquisitions that increase the brands, products and services offered in these markets. We believe that these acquisitions will increase our operating efficiencies and cost savings on a regional level in areas such as advertising, vendor consolidation, data processing and personnel utilization.

         RECENT ACQUISITIONS. During 1999, we signed definitive purchase agreements related to 28 dealership franchise acquisitions. Two of these acquisitions are new platforms representing 14 dealership franchises in west Texas and north Florida. The remaining acquisitions are tuck-ins, which will complement our platform operations in Texas, Oklahoma, New Mexico and Georgia. Two of the tuck-in acquisitions were closed during January 1999. These acquisitions will bring our total number of dealership franchises to 83 and the number of brands represented to 24. The closing of each of these acquisitions is subject to customary closing conditions, including approval of various manufacturers, government agencies and the completion of due diligence. The aggregate consideration paid, or to be paid, in completing these acquisitions, excluding the assumption of an estimated $63.3 million of inventory financing, is approximately $91.0 million in cash and 1.3 million shares of our Common Stock.

         In connection with these acquisitions, certain of the former owners involved in the management of the dealerships will execute long-term employment agreements that contain post-employment non-competition covenants. Generally, the real estate and facilities comprising the acquired dealerships are leased from affiliates of the former stockholders of the acquired companies under long-term leases, with fair market value rental rates.

         RECENT OFFERINGS. In March 1999, we completed offerings of two million shares of our common stock and $100 million of our 10-year senior subordinated notes (the "Notes") with an interest rate of 10 7/8% (the "offerings"). Proceeds before our expenses totaled $138.9 million and were used to temporarily repay borrowings under our credit facility. We expect to use these proceeds in the future to complete acquisitions and any such use would result in an increase in borrowings under the credit facility.


OPERATING STRATEGY

         We follow an operating strategy that focuses on decentralized dealership operations, centralization of certain administrative functions, expansion of higher margin businesses, customer service and new technology initiatives.

         We formed committees made up of the platform presidents and general managers of our dealerships in order to identify and share best practices. We believe that these committees will promote the widespread application of strategic programs, facilitate the integration of future acquisitions and improve operating efficiency and customer satisfaction.

         DECENTRALIZED DEALERSHIP OPERATIONS. We believe that by managing our dealerships on a decentralized basis, we provide superior customer service and a focused, market-specific responsiveness to sales, service, marketing and inventory control. Local presence and an in-depth knowledge of customers' needs and preferences are important in generating market share growth. By coordinating certain operations on a platform basis, we believe that we will achieve cost savings in such areas as advertising, vendor consolidation, data processing and personnel utilization. We create incentives for our management teams and sales forces through the use of stock options and cash bonus programs. In addition, the management of the dealerships we acquire generally receive significant equity positions in us as a result of the use of our common stock in our acquisition program.

         NATIONALLY CENTRALIZED ADMINISTRATIVE FUNCTIONS. We believe that by consolidating the purchasing power of our dealerships on a centralized basis we have benefited from significant cost savings. For example, since we began operations, we have reduced the interest rate on our floorplan financing through our consolidated credit facility. Furthermore, we have benefited from the consolidation of administrative functions such as risk management, employee benefits and employee training.

         EXPAND HIGHER MARGIN ACTIVITIES. We focus on expanding our higher margin businesses such as used vehicle retail sales, parts and service and arranging vehicle service, finance and insurance contracts. While each of our platforms operates independently in a manner consistent with its specific market's characteristics, they also pursue an integrated company-wide strategy designed to grow each of these higher margin businesses to enhance profitability and stimulate internal growth. With a competitive advantage in sourcing and attractive lease financing, new vehicle franchises are especially well positioned to capitalize on industry growth in used vehicle sales. In addition, each of our dealerships offers an integrated parts and service department, which provides an important source of recurring higher margin revenues. We also have the opportunity on each new or used vehicle sold to generate incremental revenues from the arranging of vehicle service contracts, credit insurance policies and finance or lease contracts. Each of these business areas is a focus of internal growth.

         COMMITMENT TO CUSTOMER SERVICE. We focus on providing high quality customer service to meet the needs of customers. Our dealerships strive to cultivate lasting relationships with their customers, and we believe these efforts increase our opportunities for significant repeat and referral business. For example, the dealerships regard their service and repair activities as an integral part of their overall approach to customer service. This approach provides us with an opportunity to foster ongoing relationships with customers and deepen customer loyalty. In addition, our dealerships continually review their selling processes in an effort to better meet the needs of their customers.


DEALERSHIP OPERATIONS

         Each of our platforms has an established management structure that promotes and rewards entrepreneurial spirit, and the achievement of team goals. The general manager of each dealership is ultimately responsible for the operation, personnel and financial performance of the dealership. The general manager is complemented with a management team consisting of a new vehicle sales manager, used vehicle sales manager, parts and service managers and finance managers. Each dealership is operated as a distinct profit center, in which dealership general managers are given a high degree of autonomy. The general manager and the other members of the dealership management team, as long-time members of their local communities, are typically best able to judge how to conduct day-to-day operations based on their experience in and familiarity with the local market.

         NEW VEHICLE SALES. We currently represent 22 American, Asian and European brands of economy, family, sports and luxury cars, light trucks and sport utility vehicles. The following table sets forth for the twelve months ended December 31, 1998, certain information relating to the brands of new vehicles sold at retail by us on an actual and on a pro forma basis assuming that all of our dealerships (acquired by December 31, 1998) were acquired on January 1, 1998. These results may not be indicative of our results after the acquisition of the dealerships by us:

                                     PRO FORMA                                            ACTUAL
                               NUMBER OF NEW VEHICLES        PERCENTAGE OF PRO         NUMBER OF NEW
      MANUFACTURER                     SOLD                    FORMA TOTAL             VEHICLES SOLD
      ------------             ----------------------        -----------------         -------------
      Ford................             11,609                      25.2%                  8,479
      Toyota..............              6,980                      15.1                   6,980
      Chevrolet...........              4,514                       9.8                   3,331
      Nissan..............              4,248                       9.2                   4,248
      Dodge...............              3,289                       7.1                   2,649
      Honda...............              3,123                       6.8                   3,123
      Lexus...............              2,000                       4.3                   2,000
      Plymouth............              1,901                       4.1                   1,391
      Chrysler............              1,708                       3.7                   1,342
      Jeep................              1,316                       2.9                   1,141
      Acura...............              1,218                       2.6                   1,218
      GMC.................              1,134                       2.5                   1,134
      Isuzu...............                722                       1.6                     722
      Mitsubishi..........                706                       1.5                     706
      Pontiac.............                701                       1.5                     544
      Oldsmobile..........                199                       0.4                     153
      Mercury.............                191                       0.4                     191
      Mercedes-Benz.......                118                       0.3                     118
      Suzuki..............                 98                       0.2                      98
      Buick...............                 87                       0.2                      87
      Lincoln.............                 81                       0.2                      81
      Cadillac............                 48                       0.1                       1
      Volvo...............                 30                       0.1                      30
      Other...............                 78                       0.2                      55

                                   ----------                 ---------                --------
                Total.....             46,099                     100.0%                 39,822
                                   ==========                 =========                ========

         Our dealerships' new vehicle retail sales include traditional new vehicle retail lease transactions and lease-type transactions, both of which are arranged by the dealerships. New vehicle leases generally have short terms, bringing the customer back to the market sooner than if the purchase were debt financed. In addition, leases provide our dealerships with a steady source of late-model, off-lease vehicles for their used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, allowing the dealerships to provide repair service to the lessee throughout the lease term.

         Our dealerships seek to provide customer-oriented service designed to meet the needs of its customers and establish lasting relationships that will result in repeat and referral business. The dealerships continually evaluate innovative ways to improve the buying experience for their customers. We believe that our ability to share best practices among our dealerships gives us an advantage over smaller dealerships. For example, the dealerships strive to:

         (1)   employ more efficient selling approaches;

         (2) utilize computer technology that decreases the time necessary to purchase a vehicle;

         (3) engage in extensive follow-up after a sale in order to develop long-term relationships with customers; and

         (4) extensively train their sales staffs to be able to meet the needs of the customer.

         Our dealerships acquire substantially all of their new vehicle inventory from the automobile manufacturers ("Manufacturers"). Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. The dealerships generally finance their inventory purchases through revolving credit arrangements, including a portion of our credit facility, known in the industry as floorplan facilities.

         USED VEHICLE SALES. We sell used vehicles at each of our franchised dealerships. Sales of used vehicles have become an increasingly significant source of profit for the dealerships. Consumer demand for used vehicles has increased as prices of new vehicles have risen and as more high quality used vehicles have become available. Furthermore, used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. We intend to continue growing our used vehicle sales operations by maintaining a high quality inventory, providing competitive prices and vehicle service contracts for our used vehicles, and continuing to promote used vehicle sales.

         Profits from sales of used vehicles depend primarily on the dealerships' ability to obtain a high quality supply of used vehicles and effectively manage that inventory. Our new vehicle operations provide the used vehicle operations with a large supply of high quality trade-ins and off-lease vehicles, which are the best sources of high quality used vehicles. The dealerships supplement their used vehicle inventory with used vehicles purchased at auctions.

         Each of the dealerships generally maintains a 35-day supply of used vehicles and offers to other dealers and wholesalers used vehicles that they do not retail to customers. Trade-ins may be transferred among our dealerships to provide balanced inventories of used vehicles at each of our dealerships. We believe that the acquisition of additional dealerships will expand our internal market for transfers of used vehicles among our dealerships and, therefore, increase the ability of each of our dealerships to offer the same brand of used vehicles as it sells new and to maintain a balanced inventory of used vehicles. We intend to develop integrated computer inventory systems that will allow us to coordinate vehicle transfers between our dealerships, primarily on a regional basis.

         Our dealerships have taken several steps towards building client confidence in their used vehicle inventory, one of which includes their participation in the manufacturer certification processes which are available only to new vehicle franchises. This process makes these used vehicles eligible for new vehicle benefits such as new vehicle finance rates and extended manufacturer service contracts. In addition, the dealerships offer vehicle service contracts covering the used vehicles that they sell.

         We believe that our franchised dealerships' strengths in offering used vehicles include:

         (1) access to trade-ins on new vehicle purchases, which are typically lower mileage and higher quality relative to trade-ins on used car purchases,

         (2)      access to late-model, low mileage off-lease vehicles, and

         (3) the availability of manufacturer certification programs for our higher quality used vehicles.

         This supply of high quality trade-ins and off-lease vehicles reduces our dependence on auction vehicles, which are typically a higher cost source of used vehicles.

         PARTS AND SERVICE SALES. We provide parts and service at each of our franchised dealerships primarily for the vehicle makes sold at that dealership. We perform both warranty and non-warranty service work. In addition to each of our dealerships' parts and service businesses, we owned 12 collision service centers at December 31, 1998.

         Historically, the automotive repair industry has been highly fragmented. However, we believe that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to retain the expertise to perform major or technical repairs.

Additionally, Manufacturers permit warranty work to be performed only at franchised dealerships. Hence, unlike independent service operations, our franchised dealerships are qualified to perform work covered by Manufacturer warranties. Given the increasing technological complexity of motor vehicles and the trend toward extended manufacturer and dealer warranty periods for new vehicles, we believe that an increasing percentage of repair work will be performed at our franchised dealerships, each of which have the sophisticated equipment and skilled personnel necessary to perform such repairs and offer vehicle service contracts.

         We attribute our profitability in parts and service to a comprehensive management system, including the use of variable rate pricing structures, cultivation of strong customer relationships through an emphasis on preventive maintenance and the efficient management of parts inventory.

         In charging for their mechanics' labor, the dealerships use variable rate structures designed to reflect the difficulty and sophistication of different types of repairs. The percentage mark-ups on parts are similarly priced based on market conditions for different parts. We believe that variable rate pricing helps our dealerships achieve overall gross margins in parts and service which are superior to those of certain competitors who rely on fixed labor rates and percentage markups.

         Our dealerships seek to retain each vehicle purchaser as a customer of the dealership's parts and service departments. The dealerships have systems in place that track their customers' maintenance records and notify owners of vehicles purchased or serviced at the dealerships when their vehicles are due for periodic services. The dealerships regard service and repair activities as an integral part of their overall approach to customer service, providing an opportunity to foster ongoing relationships with the dealership's customers and deepen customer loyalty.

         The dealerships' parts departments support their respective sales and service departments. Each of the dealerships sells factory-approved parts for vehicle makes and models sold by that dealership. These parts are either used in repairs made by the dealership, sold at retail to its customers or at wholesale to independent repair shops and other franchised dealerships. Currently, each of the dealerships employs its own parts manager and independently controls its parts inventory and sales. Our dealerships that sell the same new vehicle makes have access to each other's computerized inventories and frequently obtain unstocked parts from our other dealerships.

         OTHER DEALERSHIP REVENUES. Other dealership revenues consist primarily of finance, vehicle service contract and insurance income. The dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on finance and insurance ("F&I") and offer advanced F&I training to their finance and insurance managers. Typically, the dealerships forward proposed financing contracts to Manufacturers' captive finance companies, selected commercial banks or other financing parties. The dealerships receive a financing fee from the lender for arranging the financing and are typically assessed a charge-back against a portion of the financing fee if the contract is terminated prior to its scheduled maturity for any reason, such as early repayment or default. As a result, the dealerships must arrange financing for a customer that is competitive (i.e., the customer is more likely to accept the financing terms and the loan is less likely to be refinanced) and affordable (i.e., the loan is more likely to be repaid). We do not own a finance company and, generally, do not retain significant credit risk after a loan is made.

         At the time of a new vehicle sale, the dealerships offer vehicle service contracts to supplement the manufacturer warranty. Additionally, the dealerships sell primary vehicle service contracts for used vehicles. Currently, the dealerships primarily sell service contracts of third party vendors, for which they recognize a commission upon the sale of the contract.

         The dealerships also offer certain types of credit insurance to customers who arrange the financing of their vehicle purchases through the dealerships. The dealerships sell credit life insurance policies to these customers, providing for repayment of the vehicle loan if the obligor dies while the loan is outstanding. The dealerships also sell accident and disability insurance policies, which provide payment of the monthly loan obligations during a period in which the obligor is disabled. Currently, the dealerships primarily sell such insurance through third party vendors, for which they recognize a commission upon the sale of the contract.


AGREEMENTS WITH MANUFACTURERS

         The following table set forth the percentage of our new vehicle retail unit sales attributable to the Manufacturers we represented during 1998 on a pro forma basis giving effect to all of our acquisitions in 1998:


                                                                   PERCENTAGE OF OUR
                                                                      NEW VEHICLE
                                                                    PRO FORMA RETAIL
                                                                  UNITS FOR THE TWELVE
                                                                       MONTHS ENDED
         MANUFACTURER                                               DECEMBER 31, 1998
         ------------                                               -----------------
         Ford..........................................                     25.8%
         Toyota/Lexus..................................                     19.4
         DaimlerChrysler...............................                     18.1
         General Motors................................                     14.5
         Honda/Acura...................................                      9.4
         Nissan........................................                      9.2
         Other.........................................                      3.6
                                                                          ------
           Total ......................................                    100.0%
                                                                          ======

         FRANCHISE AGREEMENTS. Each of our dealerships operates under a franchise agreement with one of our Manufacturers (or authorized distributors). Under our dealership franchise agreements, the Manufacturers exert considerable influence over the operations of our dealerships. Each of the franchise agreements may be terminated or not renewed by the Manufacturer for a variety of reasons, including any unapproved changes of ownership or management. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us.

         Our franchise agreements do not give us the exclusive right to sell a Manufacturer's product within a given geographic area but, generally, our geographic area is protected by various state franchise laws.


         ACQUISITIONS. We must obtain the consent of the Manufacturer prior to the acquisition of any of its dealership franchises. Delays in obtaining, or failing to obtain, Manufacturer approvals for dealership acquisitions could adversely affect our growth strategy. Obtaining the consent of a Manufacturer for the acquisition of a dealership could take a significant amount of time or might be rejected entirely. In determining whether to approve an acquisition, Manufacturers may consider many factors, including the moral character and business experience of the dealership principals and the financial condition, ownership structure and customer satisfaction index scores of our dealerships.

         Our Manufacturers attempt to measure customers' satisfaction with automobile dealerships through systems generally known as the customer satisfaction index or "CSI". The Manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems.

         In addition, a Manufacturer may limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. The following is a summary of the restrictions imposed by our most significant Manufacturers.

         Ford. Ford currently limits the number of dealerships that we may own to the greater of (1) 15 Ford and 15 Lincoln Mercury dealerships and (2) that number of Ford and Lincoln Mercury dealerships accounting for 5% of the preceding year's total Ford, Lincoln and Mercury retail sales of those brands in the United States. In addition, Ford limits us to one Ford dealership in a Ford-defined market area having two or less authorized Ford dealerships and one-third of Ford dealerships in any Ford-defined market area having more than three authorized Ford dealerships. In many of its dealership franchise agreements Ford has the right of first refusal to acquire, subject to applicable state law, the Ford franchised dealership when its ownership changes.

         Toyota. Toyota restricts the number of dealerships that we may own and the time frame over which they may be acquired. We can acquire no more than two Toyota dealerships in each semi-annual period from January to June and July to December until we acquire a total of seven Toyota dealerships. After we acquire seven Toyota dealerships we can acquire, if we are then qualified, additional dealerships, over a minimum of seven semi-annual periods, up to a maximum number of dealerships equal to 5% of Toyota's aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota dealerships that we may acquire in any Toyota-defined region and "Metro" market, as well as any contiguous market. We may acquire only three Lexus dealerships nationally and two Lexus dealerships in any one of the four Lexus geographic areas. While we recently have been granted a Lexus companion dealership located south of Houston, this dealership is not considered by Lexus to be a new and separate Lexus dealership for purposes of the restriction on the number of Lexus dealerships we may acquire.

         Chrysler. Currently, we have no agreement with Chrysler restricting our ability to acquire Chrysler dealerships. Chrysler has advised us that in determining whether to approve an acquisition of a Chrysler dealership, Chrysler considers the number of Chrysler dealerships the acquiring company already owns. Chrysler currently considers carefully, on a case-by-case basis, any acquisition that would cause the acquiring company to own more than 10 Chrysler dealerships nationally, six in the same Chrysler-defined zone and two in the same market.

         General Motors. General Motors currently limits the number of GM dealerships that we may acquire prior to October 1999 to five additional GM dealership locations (any one dealership, however, may include a number of different GM franchises, such as a combination of GMC, Pontiac and Buick franchises). In addition, GM limits the maximum number of GM dealerships that we may acquire at any time to 50% of the GM dealerships, by franchise line, in a GM-defined geographic market area. However, our current agreement with GM does not include Saturn dealerships and our future acquisition of a Saturn dealership will be subject to GM approval on a case-by-case basis.

         Honda. Under our current agreement with Honda, Honda limits the number of dealerships that we may own to (1) seven Honda and three Acura franchises nationally, (2) one Honda dealership in a Honda-defined "Metro" market with two to 10 Honda dealership points, (3) two Honda dealerships in a Metro market with 11 to 20 Honda dealership points, (4) three Honda dealerships in a Metro market with 21 or more Honda dealership points, (5) no more than 4% of the Honda dealerships in any one of the 10 Honda geographic zones, (6) one Acura dealership in a Metro market, and (7) two Acura dealerships in any one of the six Acura geographic zones.

         Honda has proposed a new agreement to replace our current agreement. Honda has proposed that we could acquire Honda dealerships representing up to 6% of total Honda unit sales in the United States by December 31, 2005, increasing 1% each year beginning January 1, 2002 from the 2% level in effect through December 31, 2001. Also under the proposed new agreement, we could acquire no more than two Acura dealerships in a Metro market with four or more dealer points and one Acura dealership in other Metro markets, three Acura dealerships in any one of the six Acura geographic zones and five Acura dealerships nationally.

         Nissan. Nissan restricts us from owning Nissan dealerships whose primary marketing areas ("PMA", as defined by Nissan) competitive segment registration count comprises more than 5% of Nissan's total national competitive segment registrations based on the sum of the retail competitive segment registrations in PMAs associated with us; or 20% of any Nissan region's total competitive segment registrations contained in all PMAs associated with us in that region.

         We currently own six Ford, 21 Chrysler, two Toyota, one Lexus, three Honda and two Acura dealership franchises and eight General Motors dealership locations. Under current restrictions, we may acquire the maximum number of Toyota dealerships described above based on aggregate national retail sales volume of Toyota, two additional Lexus dealerships, four additional Honda dealerships, one additional Acura dealership, approximately 400 additional Ford, Lincoln and Mercury dealerships and five additional GM dealership locations prior to October 1999, subject to being increased.

         FINANCINGS. Provisions in our agreements with our Manufacturers may restrict in the future our ability to obtain certain types of financing. Our current agreement with Honda requires Honda's consent for any equity offering. Honda's proposed new agreement with us does not contain that requirement.

         Honda's proposed new agreement prohibits pledging the stock of Honda franchised dealerships to secure debt financing, although it allows pledging the proceeds from the sale of Honda franchised dealership stock. We have not executed the proposed new agreement.

         If we materially breach our agreement with Honda, Honda could purchase our Honda and Acura dealerships at their fair market value and terminate our dealer agreements with Honda and Acura.

         Our agreement with General Motors contains provisions prohibiting pledging the stock of our GM franchised dealerships. Our agreement with Ford permits pledging our Ford franchised dealerships' stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure, our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to the Notes and the subsidiary guarantees of the Notes. If, however, we fail to meet certain minimum financial ratios, Ford can reject any acquisition of Ford franchised dealerships and/or purchase our Ford franchised dealerships.

         OUR OWNERSHIP AND MANAGEMENT. As a condition to granting their consent to our previous acquisitions and our initial public offering, some Manufacturers have imposed other restrictions on us.

         These restrictions prohibit, among other things:

         o any one person, who in the opinion of the Manufacturer is unqualified to own its franchised dealership or has interests incompatible with the Manufacturer, from acquiring more than a specified percentage of our common stock (for example, 5% in the case of Honda; 20% in the case of General Motors, Toyota and Nissan, and 50% in the case of Ford);

         o certain material changes in us or extraordinary corporate transactions such as a merger or sale of a material amount of our assets;

         o the removal of a dealership general manager without the consent of the Manufacturer;

         o the use of dealership facilities to sell or service new vehicles of other Manufacturers, in certain situations; and

         o        change in control of our Board of Directors or management.

         If we are unable to comply with these restrictions, we generally must
(1) sell the assets of the dealerships to the Manufacturer or to a third party acceptable to the Manufacturer, or (2) terminate the dealership agreements with the Manufacturer. The Manufacturers may impose additional restrictions on us in the future.

         Our current agreement with Honda gives Honda the right to approve the acquisition of more than 5% of our common stock by any individual or entity, and any subsequent acquisition of more than 10% by such individual, if Honda determines that such acquisition is reasonably detrimental to its interests. Honda may determine that such acquisition is reasonably detrimental to its interests if the acquiring person; competes with Honda, has criminal affiliations or a criminal record, has inadequate experience in the automotive sales and service business, has an unacceptable credit rating, has unacceptable CSI scores or has had prior unsatisfactory relationships with Honda.

         An institutional investor may acquire up to 10% of our common stock without the consent of Honda, unless the institutional investor competes with Honda, has criminal affiliations or a criminal record, or has acquired, or has reasonable likelihood of acquiring, a controlling interest in us.

         We are required to notify Honda with respect to any such acquisition or proposed acquisition. If Honda does not approve the acquisition, we are required to use our best efforts to prevent the acquisition or, if the acquisition has already occurred, reacquire the shares so transferred. If we are unable to prevent the acquisition or to reacquire the shares we will be in material breach of our agreement with Honda.

         In addition, under our agreement with Honda, each stockholder of the founding groups has agreed not to sell, transfer or in any manner encumber any of the shares of our common stock he acquired in connection with our acquisition of the founding groups, or enter into any agreement or other arrangement providing for the voting of such shares of common stock, without the prior written approval of Honda. If one of these stockholders violates this restriction, we must inform Honda. If Honda does not approve the transfer, and we cannot acquire the shares or arrange for the retransfer of such shares to a person approved by Honda, we will be in breach of our agreement with Honda. The new agreement by Honda does not contain these restrictions on our stockholders.

         Our agreement with Honda also provides that if an entity that Honda has not approved acquires or threatens to acquire a controlling interest in us or any of our Honda or Acura dealerships, we will be in breach of our agreement with Honda.

         OPERATIONS.  We depend on our Manufacturers for operational support:

         o We depend on the Manufacturers to provide us with a desirable mix of new vehicles. The most popular vehicles usually produce the highest profit margins and are frequently difficult to obtain from the Manufacturers. If we cannot obtain sufficient quantities of the most popular models, our profitability may be adversely affected. Sales of less desirable models may reduce our profit margins.

         o We depend on the Manufacturers for sales incentives and other programs that are intended to promote dealership sales or support dealership profitability. Manufacturers historically have made many changes to their incentive programs during each year. A discontinuation or change in Manufacturers' incentive programs could adversely affect our business. Moreover, some Manufacturers use a dealership's CSI scores as a factor for participating in incentive programs. Failure to comply with the CSI standards could adversely affect our participation in dealership incentive programs, which could have a material adverse effect on us.

         Our Manufacturer agreements also specify that, in certain situations, we cannot operate a dealership franchised by another Manufacturer in the same building as that Manufacturer's franchised dealership. In addition, some Manufacturers, like GM, are in the process of realigning their franchised dealerships along defined "channels", such as combining Pontiac, Buick and GMC in one dealership location. As a result, GM may require us to move or sell some dealerships. Moreover, our Manufacturers generally require that the dealership premises meet defined image standards. All of these requirements could impose significant capital expenditures on us in the future.


COMPETITION

         The automotive retailing industry is highly competitive. In large metropolitan areas consumers have a number of choices in deciding where to purchase a new or used vehicle and where to have such vehicle serviced.

         In the new vehicle area, our dealerships compete with other franchised dealerships in their marketing areas. The dealerships do not have any cost advantage in purchasing new vehicles from the Manufacturers, and typically rely on advertising and merchandising, sales expertise, service reputation and location of the dealership to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale or lease of new vehicles from independent leasing companies, on-line purchasing services and warehouse clubs. In addition, Ford has started to acquire and subsequently operate automobile dealerships for the purpose of consolidating Ford dealerships. For example, Ford acquired dealerships in Tulsa, Oklahoma and entered into an agreement with Republic Industries, Inc. to jointly acquire Ford dealerships in Rochester, New York. Ford also announced that it is exploring the possibility of going into business with some of its dealers to create automotive superstores in selected markets.

         In used vehicles, the dealerships compete with other franchised dealers, independent used car dealers, automobile rental agencies, private parties and used car "superstores" for supply and resale of used vehicles. Used car "superstores" have recently opened in certain markets in which our dealerships compete. We believe that additional used car "superstores" will open in other markets in which we will operate.

         We believe that the principal competitive factors in vehicle sales are:

         o        the marketing campaigns conducted by Manufacturers,

         o the ability of dealerships to offer a wide selection of the most popular vehicles,

         o        the location of dealerships, and

         o        the quality of customer service.

         Other competitive factors include customer preference for particular brands of automobiles, pricing (including Manufacturer rebates and other special offers) and warranties. We believe that our dealerships are competitive in all of these areas that they control.

         The dealerships compete against franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. The dealerships compete with other automobile dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a Manufacturer's brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than the dealerships prices.


GOVERNMENTAL REGULATIONS

         A number of regulations affect our business of marketing, selling, financing and servicing automobiles. We are also subject to laws and regulations relating to business corporations generally.

         Generally, we must obtain a license in order to establish, operate or relocate a dealership or provide certain automotive repair services. These laws also regulate the way we conduct our business, including our advertising and sales practices.

         Our financing activities with our customers are subject to federal truth in lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of certain licenses, assessment of criminal and civil fines and penalties, and in certain instances, create a private cause of action for individuals. We believe that our dealerships comply substantially with all laws and regulations affecting their business and do not have any material liabilities under such laws and regulations and that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on its capital expenditures, earnings, or competitive position.


ENVIRONMENTAL MATTERS

         We are subject to a wide range of federal, state, and local environmental laws and regulations, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. As with automobile dealerships generally, and parts, service and collision service center operations in particular, our business involves the generation, use, handling, storage, transport and disposal of hazardous or toxic substances or wastes. Operations involving the management of hazardous and nonhazardous wastes are subject to requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for storage, treatment, and disposal of regulated wastes with which we must comply.

         Our business involves the use of aboveground and underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of regulated storage tanks which we own or operate, and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks. In addition to these regulated tanks, we own, operate, or have otherwise abandoned, other underground and aboveground devices or containers (e.g., automotive lifts and service pits) that may not be classified as regulated tanks, but which are capable of releasing stored materials into the environment, thereby potentially obligating us to remediate any soils or groundwater resulting from such releases.

         We are also subject to laws and regulations governing remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. Under CERCLA, these "responsible parties" may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

         Further, the Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws prohibit discharges of pollutants into regulated waters without authorized National Pollution Discharge Elimination System (NPDES) and similar state permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans.

         Environmental laws and regulations have become very complex and stringent over the years, and the task of achieving and maintaining full compliance with all applicable environmental laws and regulations has become much more rigorous. We currently own or lease, and in connection with our acquisition program will in the future own or lease, properties that in some instances have been used for auto retailing and servicing for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, it is possible that environmentally sensitive materials such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels may have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. Further, we believe that structures found on some of these properties may contain suspect asbestos-containing materials, albeit in nonfriable, undisturbed condition. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials were not under the Company's control.

         These properties and the waste materials spilled, released or otherwise found thereon may be subject to RCRA, CERCLA, the federal Clean Air Act and analogous state laws. Under such laws, we could be required to remove or remediate previously spilled or released waste materials (including such materials spilled or released by prior owners or operators), or property contamination (including groundwater contamination caused by prior owners or operators), or to perform monitoring or remedial activities to prevent future contamination (including asbestos found to be in a friable and disturbed condition). However, we believe that we are not subject to any material environmental liabilities and that compliance with environmental laws and regulations does not have a material adverse effect on our operations, earnings or competitive position. Moreover, we generally obtain environmental studies on dealerships to be acquired and, as necessary, implement environmental management or remedial activities to reduce the risk of noncompliance with environmental laws and regulations.

EMPLOYEES

         As of December 31, 1998, we employed 3,101 people, of whom approximately 379 were employed in managerial positions, 1,001 were employed in non-managerial sales positions, 1,289 were employed in non-managerial parts and service positions and 432 were employed in administrative support positions.

         We believe that our relationships with our employees are favorable. None of our employees are represented by a labor union, however, because of our dependence on the Manufacturers we may be affected by labor strikes, work slowdowns and walkouts at the Manufacturers' manufacturing facilities.


ITEM 2. PROPERTIES

         We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. We try to structure our operations so as to avoid the ownership of real property. In connection with our acquisitions, we generally seek to lease rather than acquire the facilities on which the acquired dealerships are located. We generally enter into lease agreements with respect to such facilities that have 30-year terms and are cancelable at our option after an initial 10-year period and at the end of each subsequent five-year period. As a result, we lease the majority of our facilities, and these facilities are subject to long-term leases.


ITEM 3. LEGAL PROCEEDINGS

         From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve us that, in our opinion, could be expected to have a material adverse effect on our business, financial condition or results of operations.

         Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance includes an umbrella policy with a $50 million per occurrence limit as well as insurance on real property, comprehensive coverage for vehicle inventory, general liability insurance, employee dishonesty coverage and errors and omissions insurance in connection with vehicle sales and financing activities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the May 28, 1998 Annual Meeting of Stockholders, our stockholders voted on two matters.

         (1)      Election of two Directors:

                  The stockholders elected the two nominees as directors for three-year terms based on the following voting results:

                                                                 VOTES CAST
                                                   --------------------------------------
                                                                          AGAINST OR
                        NOMINEE ELECTED                 FOR                WITHHELD
                  ----------------------------     ---------------     ------------------
                  Bennett E. Bidwell                 11,241,977               8,800
                  Sterling B. McCall, Jr.            11,241,977               8,800

                  The other directors whose terms of office continued after the meeting are; B.B. Hollingsworth, Jr., Robert E. Howard, II, Charles M. Smith and John H. Duncan.

         (2)      Appointment of Independent Public Accountants:

                  The stockholders ratified the appointment of Arthur Andersen LLP as our independent public accountants for 1998. The results of the voting were as follows:

                           For                                        10,936,488
                           Against                                       280,255
                           Abstain                                        34,034


ITEM 4A. MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

         Set forth below are our executive officers and directors, together with their positions and ages.

                                                                                            EXPIRATION OF TERM
NAME                              AGE                       POSITION                           AS DIRECTOR
----------------------------    --------    ------------------------------------------    ---------------------
B.B. Hollingsworth, Jr......      56        Chairman, President and Chief                         2000
                                              Executive Officer

John S. Bishop..............      52        Senior Vice President - Operations

Charles M. Smith............      53        Senior Vice President - Industry                      1999
                                              Relations; Director

Scott L. Thompson...........      40        Senior Vice  President - Chief Financial
                                              - Officer and Treasurer

John T. Turner..............      55        Senior Vice President - Corporate
                                              Development

Bennett E. Bidwell..........      71        Director                                              2001

John H. Duncan..............      71        Director                                              1999

Robert E. Howard, II........      52        Director; President of Howard Group                   2000

Sterling B. McCall, Jr......      64        Director; Chairman,  Sterling McCall                  2001
                                              Toyota and Lexus

         Set forth below is a brief description of the business experience of our executive officers and directors.

         B.B. HOLLINGSWORTH, JR. has served as our Chairman since March 1997 and as President, Chief Executive Officer and Director since August 1996. Prior to joining us, Mr. Hollingsworth spent nineteen years with Service Corporation International ("SCI"), where he directed an acquisition program that established SCI as the world's leading consolidator of the funeral industry. He joined SCI in 1967, was then named Vice President for Corporate Development, was named Vice President and Chief Financial Officer in 1972, and was elected

President and named director in 1975. He served as President and director of SCI from 1975 until retirement in 1986. From 1986 to 1996, Mr. Hollingworth served as a consultant to SCI. Prior to November 1997, Mr. Hollingsworth was a shareholder and director of Foyt Motors, Inc. a subsidiary of ours that was acquired by us in November 1997. He has served as a director of several public and private companies.

         JOHN T. TURNER has served as our Senior Vice President - Corporate Development since December 1996. Prior to joining us, Mr. Turner functioned as Managing Director - Corporate Development, Europe for SCI. From 1990 to 1993, Mr. Turner served as Senior Vice President - Operations and Director of the Loewen Group, Inc. From 1986 to 1990, he served as President and director of Paragon Family Services, Inc. From 1981 to 1986, he served as Senior Vice President - Corporate Development for SCI. Mr. Turner was a partner in Arthur Young & Company from 1977 to 1981. Currently, he is a director of Metamor Worldwide, Inc.

         SCOTT L. THOMPSON has served as our Senior Vice President - Chief Financial Officer and Treasurer since December 1996. From 1991 to 1996, Mr. Thompson served as Executive Vice President, Operations and Finance for KSA Industries, Inc., a diversified enterprise with interests in automotive retailing, energy and professional sports. Among Mr. Thompson's other responsibilities within the KSA group of companies, he served as a Vice President and director of three automobile dealerships with aggregate annual revenues of $180 million. Additionally, in connection with his position at KSA Industries, Inc. he served as director of Adams Resources Energy, Inc. a public oil and gas company. He is a Certified Public Accountant, and from 1980 to 1991 he held various positions with Arthur Andersen LLP.

         JOHN S. BISHOP has served as our Senior Vice President - Operations since October 1998. From 1981 until 1998, he served as Group Vice President of Sales and Marketing of Gulf States Toyota, an independent distributor of Toyota vehicles, parts and accessories serving approximately 140 dealers in a five-state area. Before joining Gulf States Toyota, Mr. Bishop was employed at both Ford Motor Company and Chrysler Corporation for a combined 8 years.

         BENNETT E. BIDWELL has served as one of our Directors since June 1997. Mr. Bidwell joined Chrysler Corporation as Executive Vice President in 1983 and was elected to its board of directors in that same year. He was named Vice Chairman of Chrysler Corporation in 1985, Vice Chairman of Chrysler Motors Corporation in 1987 and President - Product and Marketing of Chrysler Motors Corporation in 1988. From 1988 to 1990, Mr. Bidwell served as Chairman of Chrysler Motors Corporation. Mr. Bidwell retired from Chrysler Corporation in 1993. Prior to joining Chrysler, Mr. Bidwell spent 27 years with Ford Motor Company, and from 1981 to 1983 he was President and Chief Operating Officer of The Hertz Corporation. His past directorships include National Steel Corporation (1981-1983), McDonald & Company Securities, Inc. (1992-1995) and Kerr-McGee Corporation (1985-1998). Mr. Bidwell currently serves as a director for International Management Group, Budd Company and Kelly Management Group.

         JOHN H. DUNCAN has served as one of our Directors since June 1997. Since 1988, Mr. Duncan has been a private investor with holdings in the automotive, oil and gas and real estate industries. From 1958 to 1968, Mr. Duncan served as President of Gulf & Western Industries, a company he co-founded. Mr. Duncan currently serves as a director, Chairman of the Executive Committee and member of the Compensation Committee of Enron Corporation, a director and Chairman of the Compensation Committee of Enron Oil Trading & Transportation and a director of Enron Oil and Gas Company. Mr. Duncan also serves on the Board of Trustees of Southwestern University, the Board of Trustees of the Texas Heart Institute and the Board of Visitors of the University of Texas (M.D. Anderson) Cancer Foundation.

         ROBERT E. HOWARD, II has served as one of our Directors since April 1997. Mr. Howard has served as President of Howard Group since November 1997. Mr. Howard has more than 28 years experience in the automotive retailing industry. From 1969 to 1977, he served in various management positions at franchised dealerships. From 1978 to November 1997, he served as Chairman of Howard Pontiac-GMC, Inc. a franchised dealership acquired by us in November

1997. Prior to November 1997, Mr. Howard was also Chairman of the following companies acquired by the Company in November 1997: Bob Howard Chevrolet, Bob Howard Honda/Acura, Bob Howard Toyota and Bob Howard Dodge. He was a recipient of the 1997 Time Magazine Quality Dealer Award and presently serves as Chairman of the Oklahoma Motor Vehicle Commission and as a director of the Oklahoma City Metropolitan Automobile Dealers Association.

         STERLING B. MCCALL JR. has served as one of our Directors since August 1996. Mr. McCall has over 29 years experience in the automotive retailing industry and, is Chairman of Sterling McCall Toyota and Sterling McCall Lexus, both subsidiaries of ours that were acquired by us in November 1997. He served as President or Chairman of Sterling McCall Toyota and Sterling McCall Lexus since their inception in 1969 and 1989, respectively. He is a former Director of the American International Automobile Dealers Association, a former director and Chairman of the Houston Automobile Dealers Association, a former Chairman of the Gulf States Toyota Dealer Council and a former director of the Texas Automobile Dealers Association. Mr. McCall has won the Time Magazine Quality Dealer Award and the Sports Illustrated Dealer of Distinction Award.

         CHARLES M. SMITH has served as one of our Directors since our formation in December 1995. He has served as our Senior Vice President - Industry Relations since January 1, 1999. Mr. Smith has more than 29 years experience in the automotive retailing industry. From 1968 to 1980, he served in various capacities in dealerships owned and operated by the Smith family. From 1980 to 1985, he owned and operated his own automobile dealership. From 1985 to November 1997, he served as managing partner of Smith & Liu Management Company, the management entity for the Smith Group dealerships that were acquired by us in November 1997. He is the former Chairman of the American International Automobile Dealers Association and is Vice Chairman of the Texas Automobile Dealers Association. He has won the Time Magazine Quality Dealer Award and the Sports Illustrated All-Star Dealer Award.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "GPI". There were 152 holders of record of our Common Stock as of March 22, 1999.

         The following table presents the quarterly high and low sales prices for our common stock since our initial public offering, as reported on the New York Stock Exchange Composite Tape under the symbol "GPI".


                                                                          HIGH                   LOW
                                                                        ---------              --------
1997:
       Fourth Quarter (commencing October 30, 1997)                     $13 15/16              $ 7 3/4
1998:
       First Quarter                                                     11 1/2                  8 5/8
       Second Quarter                                                    18 1/2                 10 5/16
       Third Quarter                                                     18 1/2                 11 3/8
       Fourth Quarter                                                    26                     12 15/16
1999:
       First Quarter (through March 26, 1999)                            30                     18 5/16

         We have never declared or paid dividends on our Common Stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The decision whether to pay dividends will be made by our Board of Directors after considering our results of operations, financial condition, capital requirements, general business conditions and other factors.

         Certain provisions of the Credit Facility and the Notes require us to maintain a certain minimum working capital and a certain aggregate net worth and prohibit us from making substantial disbursements outside the ordinary course of business, including limitations on the payment of cash dividends. In addition, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain minimum working capital.

         We have entered into agreements to purchase all of the outstanding capital stock or purchase certain assets and assume certain liabilities of various automobile dealerships for cash and shares of our Common Stock. The following is a summary of the transactions in which stock has been or is to be issued:


                                   DATE SECURITIES
    DATE OF AGREEMENT                  ISSUED                      ACQUISITION                      SHARES
    -----------------              ---------------                 -----------                      ------
    December 17, 1997              March 16, 1998              Carroll Automotive Group           1,428,158
    December 17, 1997              March 24, 1999              Carroll Automotive Group              20,981
    December 18, 1997              April 1, 1998               Maxwell Automotive Group             805,929
    February 25, 1998              May 6, 1998                 Johns Automotive Group               875,000
    February 25, 1998              March 15, 1999              Johns Automotive Group               151,260
    March 11, 1998                 July 7, 1998                Luby Chevrolet                       341,100
    May 11, 1998                   May 11, 1998                Flamingo Ford                         10,000
    May 16, 1998                   July 20, 1998               McKinney Dodge                        56,618
    November 20, 1998              February 4, 1999            Sunshine Buick, Pontiac, GMC          17,826
    November 25, 1998              Pending closing             Tidwell Ford                         371,250


         We are relying on Regulation D under the Securities Act of 1933, as amended, as an exemption from registration of the Common Stock to be issued in the acquisitions. We believe we are justified in relying on such exemption since all but one stockholder of the groups who will receive shares of our Common Stock are "accredited investors" under Regulation D, and we have otherwise complied with Regulation D.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         We acquired the founding groups on November 3, 1997. For financial statement presentation purposes, however, the Howard Group, one of the founding groups, has been identified as the accounting acquiror. As such, the financial data as of December 31, 1996, 1995 and 1994, and for each of the three years in the period ended December 31, 1996 represent the historical financial data of the Howard Group on a stand-alone basis. The financial data as of and for the year ended December 31, 1997, includes the operations of Group 1 Automotive, Inc., the parent company, and the founding groups, excluding the Howard Group, beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The Howard Group is included for the entire year ended December 31, 1997. The financial data as of and for the year ended December 31, 1998, includes the operations of Group 1 and the founding groups from January 1, 1998 and the dealerships acquired during 1998, from the effective dates of the acquisitions. The following selected historical financial data as of December 31, 1998, 1997, 1996 and 1995, and for each of the five years in the period ended December 31, 1998, have been derived from audited financial statements. The following selected historical financial data as of December 31, 1994, has been derived from unaudited financial statements, which have been prepared on the same basis as the audited financial statements, and in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data.

                                                                     YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                               1998           1997            1996           1995          1994
                                            ----------      --------        --------       --------      --------
                                                       (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
   Revenues............................     $1,630,057      $403,967        $281,492       $254,003      $227,259
   Cost of sales.......................      1,393,547       349,366         241,898        219,907       197,642
                                            ----------      --------        --------       --------      --------
     Gross profit......................        236,510        54,601          39,594         34,096        29,617
   Selling, general and
     administrative expenses...........        178,038        43,360          30,027         25,628        23,823
   Depreciation and amortization.......          6,426         1,020             741            538           430
                                            ----------      --------        --------       --------      --------
     Income from operations............         52,046        10,221           8,826          7,930         5,364
   Other income (expense):
     Floorplan interest expense........        (12,837)       (3,810)         (3,112)        (3,410)       (2,408)
     Other interest expense, net.......         (4,027)         (176)            (56)           (61)          (44)
     Other income (expense), net.......             39           156             (69)           (80)            9
                                            ----------      --------        --------       --------      --------
     Income before income taxes........         35,221         6,391           5,589          4,379         2,921
   Provision for income taxes..........         14,502           573             382            744           768
                                            ----------      --------        --------       --------      --------
     Net income........................        $20,719        $5,818          $5,207         $3,635        $2,153
                                            ==========      ========        ========       ========      ========
   Earnings per share:
     Basic.............................          $1.20             -               -              -             -
     Diluted...........................          $1.16             -               -              -             -
   Weighted average shares outstanding:
     Basic.............................     17,281,165             -               -              -             -
     Diluted...........................     17,904,878             -               -              -             -


                                                                     YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                1998          1997            1996           1995          1994
                                              --------      --------         -------        -------      -------
                                                                        (in thousands)
BALANCE SHEET DATA:
Working capital.........................      $ 48,251      $ 55,475         $ 9,327        $ 7,538      $ 4,891
Inventories.............................       219,176       105,421          47,674         39,573       34,699
Total assets............................       477,710       213,149          72,874         61,641       51,124
Total debt, including current portion...       239,192        67,857          42,887         37,320       31,601
Stockholders' equity....................       136,184        89,372          12,210          8,620        5,346




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We are a leading operator and consolidator in the highly fragmented automotive retailing industry. We own automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Georgia and Colorado. We sell new and used cars and light trucks, provide maintenance and repair services at all of our dealerships, and operate 12 collision service centers. We expect a significant portion of our future growth to come from acquisitions of additional dealerships.

         We have diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair services, finance fees, insurance commissions, vehicle service contract commissions, documentary fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Other dealership revenue includes revenue from arranging financing, insurance and vehicle service contracts, net of a provision for anticipated chargebacks, and documentary fees.

         Our gross profit varies as our merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, collision repair services and other dealership revenues) changes. Our gross margin on the sale of products and services generally varies between approximately 8.0% and 85.0%, with new vehicle sales generally resulting in the lowest gross margin and other dealership revenue sales generally resulting in the highest gross margin. When our new vehicle sales increase or decrease at a rate greater than our other revenue sources, our gross margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact our merchandise mix, and therefore influence our gross margin.

         Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. Until we acquired them, all of the dealerships had been managed as independent private companies and their results of operations reflect different tax structures (S Corporations and C Corporations) which influenced, among other things, their historical levels of owners' compensation. Certain of these owners and key employees agreed to reductions in their compensation and benefits in connection with their acquisition by us.

         We are integrating certain functions and installing practices that have been successful at other franchises and in other retail segments ("best practices"). This integration of functions and installation of best practices may present opportunities to increase revenues and reduce costs but may also necessitate additional costs and expenditures for corporate administration, including expenses necessary to implement our acquisition strategy. These various costs and possible cost-savings and revenue enhancements may make historical operating results difficult to compare to and not indicative of, future performance.


PRO FORMA COMBINED FOUNDING GROUPS' DATA

         The pro forma combined founding groups' data presented below for 1997 and 1996 do not purport to present the combined founding groups in accordance with generally accepted accounting principles, but represent a summation of certain data of the individual founding groups on a historical basis, including the effects of the pro forma adjustments. Such information does not give effect to any other acquisitions that were made by us other than the founding groups. This data will not be comparable to and may not be indicative of our post-combination results of operations because (i) the founding groups were not under common control of management and had different tax structures during the periods presented and (ii) we used the purchase method to establish a new basis of accounting to record the acquisitions.

         The financial information presented below for the year ended December 31, 1998 reflects the historical results of our operations and includes acquisitions made during such period, from the effective dates, for accounting purposes, of the acquisitions.

OPERATIONS DATA

                                                            YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------------
                                        1998                         1997                          1996
                               ----------------------      ------------------------       ------------------------
                                 AMOUNT      PERCENT          AMOUNT       PERCENT           AMOUNT       PERCENT
                               ----------   ---------      ------------   ---------       -----------     --------
                                                            (dollars in thousands)
Revenues
   New vehicle sales.........    $931,205        57.1%         $513,864        56.9%         $469,318        57.1%
   Used vehicle sales........     510,192        31.3           288,010        31.9           258,027        31.4
   Parts and service sales...     139,144         8.5            77,215         8.6            73,451         8.9
   Other dealership
     revenues, net...........      49,516         3.1            23,206         2.6            21,117         2.6
                               ----------   ---------      ------------   ---------       -----------     -------
         Total revenues......   1,630,057       100.0           902,295       100.0           821,913       100.0
   Cost of sales.............   1,393,547        85.5           775,164        85.9           705,783        85.9
                               ----------   ---------      ------------   ---------       -----------     -------
   Gross profit..............    $236,510        14.5%         $127,131        14.1%         $116,130        14.1%
                               ==========   =========       ===========   =========       ===========     =======


NEW VEHICLE DATA

                                                                                  YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                    1998                  1997                  1996
                                                                  --------              --------              --------
                                                                  (dollars in thousands, except gross profit per unit)
Retail unit sales ........................................          39,822                23,201                21,378
Retail sales revenue .....................................        $931,205              $513,864              $469,318
Gross profit .............................................        $ 74,096              $ 42,199              $ 37,677
Gross margin .............................................             8.0%                  8.2%                  8.0%
Gross profit per retail unit sold ........................        $  1,861              $  1,819              $  1,762


USED VEHICLE DATA

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------
                                                                       1998                 1997                 1996
                                                                     --------             --------             --------
                                                                     (dollars in thousands, except gross profit per unit)
Retail unit sales ..............................................       31,248               18,130               17,220
Retail sales revenue (1) .......................................     $411,065             $235,353             $219,183
Gross profit ...................................................     $ 38,282             $ 21,035             $ 21,358
Gross margin ...................................................          9.3%                 8.9%                 9.7%
Gross profit per retail unit sold ..............................     $  1,225             $  1,160             $  1,240

---------------------
(1)   Excludes wholesale revenues.


PARTS AND SERVICE DATA

                                                     YEAR ENDED DECEMBER 31,
                                         --------------------------------------------
                                            1998            1997            1996
                                         ------------    -----------    -------------
                                                    (dollars in thousands)
Sales revenue....................         $139,144         $77,215          $73,451
Gross profit.....................          $74,616         $40,691          $35,978
Gross margin.....................             53.6%           52.7%            49.0%

OTHER DEALERSHIP REVENUES, NET

                                                                                YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                    1998                 1997               1996
                                                                  --------            ---------          ---------
                                                                  (dollars in thousands, except revenues per unit)
Retail new and used unit sales ..............................       71,070              41,331             38,598
Retail sales revenue ........................................      $49,516             $23,206            $21,117
Net revenues per retail unit sold ...........................      $   697             $   561            $   547


HISTORICAL YEAR ENDED DECEMBER 31, 1998 COMPARED WITH PRO FORMA COMBINED FOUNDING GROUPS YEAR ENDED DECEMBER 31, 1997

         REVENUES. Revenues increased $727.8 million, or 80.7%, from $902.3 million for the year ended December 31, 1997 to $1,630.1 million for the year ended December 31, 1998. New vehicle revenues increased $417.3 million, or 81.2%, from $513.9 million for the year ended December 31, 1997 to $931.2 million for the year ended December 31, 1998. This increase in revenue was primarily attributable to strong customer acceptance of our products, particularly Toyota, Lexus, Honda and Acura, and the acquisition of additional dealership operations during 1998. The increase was partially offset by reduced sales at our Nissan franchises, which declined due to reduced manufacturer sales incentives as compared to the prior year. Used vehicle revenues increased $222.2 million, or 77.2%, from $288.0 million for the year ended December 31, 1997 to $510.2 million for the year ended December 31, 1998. The increase was primarily attributable to an emphasis on used vehicle sales in the Oklahoma and Houston, Texas markets and the additional dealership operations acquired. Parts and service sales increased $61.9 million, or 80.2%, from $77.2 million for the year ended December 31, 1997 to $139.1 million for the year ended December 31, 1998. The increase was primarily attributable to the additional dealership operations acquired. Other dealership revenues increased $26.3 million or 113.4% from $23.2 million for the year ended December 31, 1997 to $49.5 million for the year ended December 31, 1998. The increase was due primarily to the implementation of our vehicle service contract and insurance programs, which resulted in improved revenues per unit, and an increase in the number of retail new and used vehicles sold.

         GROSS PROFIT. Gross profit increased $109.4 million, or 86.1%, from $127.1 million for the year ended December 31, 1997 to $236.5 million for the year ended December 31, 1998. The increase was attributable to increased revenues and an increase in gross margin from 14.1% for the year ended December 31, 1997 to 14.5% for the year ended December 31, 1998. This increase was caused by improvements in the gross margin earned on used vehicle sales and parts and service sales, and a change in the merchandising mix, as higher margin other dealership revenues increased as a percentage of total revenues. Partially offsetting the gross margin increases, the gross margin on new retail vehicle sales declined from 8.2% for the year ended December 31, 1997 to 8.0% for the year ended December 31, 1998. The decline is attributable primarily to reduced margins in the Nissan product line due to reduced manufacturer sales incentives in 1998. The gross margin on used retail vehicle sales increased from 8.9% for the year ended December 31, 1997 to 9.3% for the year ended December 31, 1998. The increase was primarily attributable to an emphasis on used vehicle operations in the Oklahoma platform.

PRO FORMA COMBINED FOUNDING GROUPS YEAR ENDED DECEMBER 31, 1997 COMPARED WITH PRO FORMA COMBINED FOUNDING GROUPS YEAR ENDED DECEMBER 31, 1996

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

         GROSS PROFIT. Gross profit increased $11.0 million, or 9.5%, from $116.1 million for the year ended December 31, 1996 to $127.1 million for the year ended December 31, 1997. The increase was attributable to increased revenues and a stable overall gross margin. The gross margin on new retail vehicle sales increased from 8.0% for the year ended December 31, 1996 to 8.2% for the year ended December 31, 1997 primarily due to stronger margins in the Lexus and Nissan product lines, partially offset by reduced margins in the Oklahoma market. The gross margin for retail used vehicle sales declined from 9.7% for the year ended December 31, 1996 to 8.9% for the year ended December 31, 1997. The decline was primarily attributable to efforts to increase market share in the Oklahoma market while customer demand for new vehicles was not as strong as in prior years.


HISTORICAL RESULTS OF OPERATIONS - GROUP 1 AUTOMOTIVE, INC.

         The historical results of operations for the years ended December 31, 1998, 1997 and 1996 are a presentation in accordance with generally accepted accounting principles. For historical presentation purposes, the Howard Group has been identified as the accounting acquiror. As such, the financial data for the year ended December 31, 1996 represent the historical results of operations of the Howard Group on a stand-alone basis. The financial data for the year ended December 31, 1997, includes the operations of Group 1 Automotive, Inc., the parent company, and the founding groups, excluding the Howard Group, beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The Howard Group is included for the entire year ended December 31, 1997. The financial data for the year ended December 31, 1998, includes the operations of Group 1 and the founding groups from January 1, 1998, and the dealerships acquired during 1998, from the effective dates of the acquisitions. During the two-year period ended December 31, 1997, the companies within the Howard Group operated under different tax structures. All S Corporation entities were converted to C Corporations as of October 31, 1997.


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         REVENUES. Revenues increased by $1,226.1 million, or 303.5%, from $404.0 million for the year ended December 31, 1997 to $1,630.1 million for the year ended December 31, 1998. New vehicle sales increased $703.2 million, or 308.4%, from $228.0 million for the year ended December 31, 1997 to $931.2 million for the year ended December 31, 1998. Used vehicle revenues increased $374.7 million, or 276.5%, from $135.5 million for the year ended December 31, 1997 to $510.2 million for the year ended December 31, 1998. Parts and service sales increased $109.1 million, or 363.7%, from $30.0 million for the year ended December 31, 1997 to $139.1 million for the year ended December 31, 1998. Other dealership revenues increased $39.1 million, or 376.0%, from $10.4 million for the year ended December 31, 1997 to $49.5 million for the year ended December 31, 1998. The increases were due primarily to the inclusion of the dealership operations acquired since October 31, 1997 and our focus on higher margin activities.

         GROSS PROFIT. Gross profit increased by $181.9 million, or 333.2%, from $54.6 million for the year ended December 31, 1997 to $236.5 million for the year ended December 31, 1998. The increase was attributable to the inclusion of dealership operations acquired since October 31, 1997 and improvement in our gross profit margin from 13.5% for the year ended December 31, 1997 to 14.5% for the year ended December 31, 1998. This improvement was the result of an increase in revenues from parts and service and other dealership revenues as a percentage of total revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $134.6 million, or 310.1%, from $43.4 million for the year ended December 31, 1997 to $178.0 million for the year ended December 31, 1998. The increase was primarily attributable to the inclusion of the dealership operations acquired since October 31, 1997.

         INTEREST EXPENSE, NET. Floorplan and other interest expense, net, increased $12.9 million, or 322.5%, from $4.0 million for the year ended December 31, 1997 to $16.9 million for the year ended December 31, 1998. The increase was primarily attributable to the floorplan interest expense of our additional dealership operations acquired and additional interest expense due to borrowings on our credit facility to complete acquisitions. Partially offsetting the increases were expense reductions realized due to lower interest rates on floorplan notes payable obtained through our credit facility.

         PRO FORMA NET INCOME. Pro forma net income increased $16.3 million, or 370.5%, from $4.4 million for the year ended December 31, 1997 to $20.7 million for the year ended December 31, 1998. Excluding the impact of an $825,000 non-cash compensation charge in 1997, pro forma net income as a percentage of revenues increased from 1.2% for the year ended December 31, 1997 to 1.3% for the year ended December 31, 1998. The non-cash compensation charge related to grants of equity to certain key employees of the Howard Group, prior to our acquisition of the Howard Group.


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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13.4 million, or 44.7%, from $30.0 million for the year ended December 31, 1996 to $43.4 million for the year ended December 31, 1997. The increase was primarily attributable to the inclusion of the acquisitions for last two months of the year and a one time $825,000 non-cash compensation charge recorded by the Howard Group for grants of equity to certain key employees of the Howard Group. Selling, general and administrative expenses remained constant as a percentage of revenues at 10.7% for the years ended December 31, 1996 and 1997. Excluding the impact of the one-time $825,000 non-cash compensation charge, selling, general and administrative expense would have declined to 10.5% of revenues for the year ended December 31, 1997.

         INTEREST EXPENSE, NET. Floorplan and other interest expense, net, increased $0.8 million, or 25.0%, from $3.2 million for the year ended December 31, 1996 to $4.0 million for the year ended December 31, 1997. The increase was primarily attributable to the inclusion of the acquisitions for the last two months of the year.

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


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility (which includes the floorplan facility and the acquisition facility) and equity and debt offerings.

         The following table sets forth historical selected information from our statements of cash flows:


                                                                    YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                           1998             1997            1996
                                                         --------         --------        --------
                                                                      (in thousands)
         Net cash provided by operating
           activities ................................   $ 24,277         $  6,922        $  7,332
         Net cash provided by (used in)
           investing activities ......................    (58,225)          10,661          (4,615)
         Net cash provided by (used in)
           financing activities ......................     65,299            5,830          (1,558)
                                                         --------         --------        --------
         Net increase in cash and cash
           equivalents ...............................   $ 31,351         $ 23,413        $  1,159
                                                         ========         ========        ========


CASH FLOWS

         Total cash and cash equivalents at December 31, 1998, were $66.4 million.

         OPERATING ACTIVITIES. For the three-year period ended December 31, 1998, we generated $38.5 million in net cash from operating activities, primarily driven by net income plus depreciation and amortization. Cash flow provided by operating activities increased $17.4 million from $6.9 million for the year-ended December 31, 1997 to $24.3 million for the year-ended December 31, 1998. This increase is primarily attributable to the inclusion of the dealership operations acquired since October 31, 1997.

         INVESTING ACTIVITIES. We obtained approximately $10.7 million from investing activities in 1997, primarily from the cash balances obtained in the acquisitions of the founding groups. The $58.2 million of cash used for investing activities during 1998 was primarily attributable to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions, and purchases of property and equipment, partially offset by sales of property and equipment. Of the $9.7 million used in purchasing property and equipment, approximately $5.6 million related to the purchase of land and construction of facilities for new or expanded operations, including a new Lexus companion dealership located in south Houston, which we expect to be opened by the third quarter of 1999. During December 1998, we completed the sale and leaseback of six dealership properties and received $20.0 million in gross proceeds from the sale.

         FINANCING ACTIVITIES. We obtained approximately $5.8 million and $65.3 million from financing activities in 1997 and 1998, respectively. The net cash provided by financing activities for 1997 was primarily attributable to the net proceeds of our initial public offering of approximately $51.8 million offset primarily by the pay down of floorplan debt in the amount of $33.5 million. The net cash provided during 1998 was generated primarily from drawings on our credit facility and was utilized in completing acquisitions and supporting increased sales volumes. Partially offsetting the $75.5 million in borrowings was $10.0 million in principal payments on long-term debt, of which $6.6 million was related to the payoff of mortgages in connection with the sale and leaseback transaction completed in December 1998.

         WORKING CAPITAL. At December 31, 1998, we had working capital of $48.3 million. Historically, we have funded our operations with internally generated cash flow and borrowings. While we cannot guarantee it, based on current facts and circumstances, management believes we have adequate cash flow coupled with borrowings under our credit facility to fund our current operations.

ACQUISITION FINANCING

         We anticipate that our primary use of cash will be for the completion of acquisitions. We expect the cash needed to complete our acquisitions will come from the operating cash flows of our existing dealerships, borrowings under our current credit facilities, other borrowings or equity or debt offerings. Although we believe that we will be able to obtain sufficient capital to fund acquisitions, we cannot guarantee that such capital will be available to us at the time it is required or on terms acceptable to us. See "Cautionary Statement About Forward-Looking Statements".

         RECENT OFFERINGS. In March 1999, we completed offerings, in which we sold two million shares of common stock and $100 million of 10-year senior subordinated notes with an interest rate of 10 7/8%. We received proceeds, before our expenses, of $138.9 million. All of the proceeds were used to temporarily repay borrowings under our credit facility. These proceeds are expected to be used in the future to complete acquisitions, resulting in increased borrowings under the credit facility.


CREDIT FACILITY

         In November 1998, we amended our credit facility to increase the commitment from $345 million to $425 million (which was reduced to $405 million upon consummation of the offerings) and to extend the term of the credit facility from December 2000 to December 2001. The credit facility provides a floorplan facility of $295 million for financing vehicle inventories and an acquisition facility of $130 million (which was reduced to $110 million upon consummation of the offerings), for financing acquisitions, general corporate purposes and capital expenditures. Currently, $110 million is available to be drawn under the acquisition facility, subject to a cash flow calculation and the maintenance of certain financial ratios. Additionally, the credit facility contains various covenants, including financial ratios and other requirements, which must be maintained by us. The credit facility also limits the amount we may pay as cash dividends.

         In January 1998, we entered into a three-year interest rate swap agreement to hedge our exposure to changes in interest rates. This swap converts the interest rate on $75 million of debt to a fixed rate of approximately 7.16%.

FLOORPLAN FINANCING

         We currently obtain floorplan financing for vehicle inventory through our credit facility. This debt bears interest at the rate of LIBOR plus 150 basis points.


SALE OF DEALERSHIP PROPERTIES TO A REIT.

         On December 21, 1998, we entered into an agreement with a REIT to sell nine of our dealership properties for approximately $32.3 million in cash. In connection with the sale of the properties, we have agreed to leaseback the properties under leases with terms of 30 years, with tenant termination options after 15, 20 and 25 years. As of December 31, 1998, we had closed the sale of six properties to the REIT, pursuant to the terms of the agreement, for approximately $20.0 million.

         We generally seek to avoid the ownership of real property. Accordingly we intend to continue to enter into sale and leaseback transactions in order to minimize our investment in acquired and constructed facilities.


LEASES

         We lease various real estate, facilities and equipment under long-term operating lease agreements, including leases with related parties. Substantially all related-party leases have terms of 30 years and are cancelable at our option ten years from execution of the lease and at the end of each subsequent five-year period.


CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS


         This annual report and Management's Discussion and Analysis of Results of Operations and Financial Condition include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this annual report and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things:

         o        future acquisitions;

         o        expected future cost savings;

         o        future capital expenditures;

         o trends affecting our future financial condition or results of operations; and

         o        our business strategy regarding future operations.

         Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results for a number of reasons, including:

         o        industry conditions;

         o        future demand for new and used vehicles;

         o        restrictions imposed on us by automobile manufacturers;

         o the ability to obtain the consents of automobile manufacturers to our acquisitions;

         o        the availability of capital resources; and

         o the willingness of acquisition candidates to accept our common stock as currency.

         The information contained in this annual report, including the information set forth below and under the heading "Business", identifies additional factors that could affect our operating results and performance. We urge you to carefully consider those factors.

         All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.


DEPENDENCE ON ACQUISITIONS FOR GROWTH

         Growth in our revenues and earnings will depend significantly on our ability to acquire and successfully operate dealerships. There can be no assurance that we will be able to identify and acquire dealerships in the future. In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, delays or other operational or financial problems.

         Restrictions by our Manufacturers as well as covenants contained in our debt instruments limit our ability to acquire additional dealerships.

         In addition, increased competition for acquisition candidates may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices.

          Further, acquisitions involve a number of special risks, including possible diversion of resources and management's attention, inability to retain key acquired personnel and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

         We will continue to need substantial capital in order to acquire additional automobile dealerships. In the past, we have financed these acquisitions with a combination of cash flow from operations, proceeds from borrowings under our credit facilities with banks and issuances of our common stock. We cannot guarantee that these sources of funds will be sufficient to fund our acquisition program and other cash needs, or that we will be able to obtain adequate additional capital from other sources.

         We expect to utilize our current credit facility to borrow a portion of the funds required for acquisitions. If funds under the credit facility are insufficient to fund our acquisition program, we will be required to obtain alternative financing such as from the issuance of additional debt or equity securities or an expansion or replacement of the credit facility.

         We currently intend to finance acquisitions by issuing shares of common stock as full or partial consideration for acquired dealerships. The extent to which we will be able or willing to issue common stock for acquisitions will depend on the market value of the common stock from time to time and the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses. If potential acquisition candidates are unwilling to accept our common stock, we will be forced to rely solely on available cash or debt or equity financing, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock declines.


CONTINGENT ACQUISITION PAYMENTS

         In our early acquisitions in which we issued shares of our common stock as consideration, we guaranteed to the recipients of the shares that they will receive a minimum price for their shares if they sell the shares in the market. In the event that they do not receive the guaranteed price in a sale, we are required to pay them the difference between the price they received and the guaranteed price. As of December 31, 1998, there were 3,450,187 shares of common stock subject to our guarantee with a weighted average guarantee price of approximately $13.49 per share. These guarantees have terms of three years to ten years with a weighted average term of approximately 6.5 years. If the price of our common stock declines substantially and we are required to perform on our guarantees, our liquidity and ability to finance our acquisition program could be adversely affected.

         In addition, in many of our acquisitions, we may be required to pay contingent consideration to the former stockholders of the acquired dealerships based on an increase in earnings before taxes of their operations during certain periods of time. We cannot determine whether or how much we will have to pay under these contingent payment arrangements. If we are required to make any of these contingent payments, we will have to pay approximately one-half of each payment in common stock and one-half in cash. If these contingent payments must be paid in full, our liquidity and ability to finance our acquisition program could be adversely affected.


DEPENDENCE ON THE SUCCESS OF OUR MANUFACTURERS

         Our success depends upon the overall success of the line of vehicles that each of our dealerships sells. Demand for our Manufacturers' vehicles as well as the financial condition, management, marketing, production and distribution capabilities of our Manufacturers affect our business.

         Although we have attempted to lessen our dependence on any one Manufacturer by buying dealerships representing a number of different domestic and foreign Manufacturers, events such as labor disputes and other production disruptions that may adversely affect a Manufacturer may also adversely affect us. Similarly, the late delivery of vehicles from Manufacturers, which sometimes occurs during periods of new product introductions, can lead to reduced sales during those periods. Moreover, any event that causes adverse publicity involving any of our Manufacturers may have an adverse effect on us regardless of whether such event involves any of our dealerships.


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

         We have recognized the need to ensure that our computer systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, we have taken steps to identify potential areas of risk and are addressing these in our planning, purchasing and daily operations. We have conducted a third party survey of all of the individual dealership systems, equipment and operations and are in the process of developing an action plan to correct deficiencies before year-end. The total cost of converting all internal systems, equipment and operations for the year 2000 has not been fully quantified, but it is not expected to be material to our financial position. In connection with acquisitions, we review and address each candidate's year 2000 readiness during the due diligence process.

         We are currently reviewing the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000. We are dependent upon our dealerships' computer systems in our daily operations. All of our dealerships are, or are expected to be, using a computer system supported by a major automobile dealership computer system provider. We have contacted each of our providers and have received written assurance from them that their systems are, or will be, year 2000 ready. We are dependent upon these providers, as are most dealerships in the United States, to address the year 2000 issues.

         We are primarily dependent upon the Manufacturers for the production and delivery of new vehicles and parts. Although we have no reason to believe that our Manufacturers will not be year 2000 ready, we have been unable to obtain written assurance from them that their systems are year 2000 ready.

         While we are in the process of developing contingency plans, failure by us, our Manufacturers or third party service providers and vendors to adequately address the year 2000 issue could have an adverse effect on us. If we or our third party service providers do not adequately address the year 2000 issue, we may be required to handle all business on a handwritten basis. While this would reduce operational efficiency, we would still be able to continue our operations. If our Manufacturers fail to adequately address the year 2000 issue, and do not correct the problems timely, we may experience shortages in new vehicle and parts inventories.


CYCLICALITY

         Our operations, like the automotive retailing industry in general, can be impacted by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may impact our business, we believe the impact on our operations of future negative trends in such factors will be somewhat mitigated by our (i) strong parts, service and collision repair services, (ii) variable cost salary structure, (iii) geographic diversity and (iv) product diversity.


SEASONALITY

         Our operations are subject to seasonal variations, with the second and third quarters generally contributing more operating profit than the first and fourth quarters. This seasonality is driven by three primary forces: (i) Manufacturer-related factors, primarily the historical timing of major manufacturer incentive programs and model changeovers, (ii) weather-related factors and (iii) consumer buying patterns.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement". Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading.



                                                                EXPECTED MATURITY DATE
                                                -----------------------------------------------------
(dollars in millions)                              1999          2000         2001             2002
                                                ---------     ---------     ---------       ---------
VARIABLE RATE DEBT
Current ................................        $     0.1     $      --     $   193.4       $      --
  Average interest rates ...............             7.12%           --          7.12%             --
Non-current ............................        $      --     $     0.3     $    42.0              --
  Average interest rates ...............               --          7.12%         7.37%             --
                                                ---------     ---------     ---------       ---------
Total variable rate debt ...............        $     0.1     $     0.3     $   235.4       $      --
Interest rate swap .....................        $      --     $      --     $    75.0       $      --
  Average pay rate (fixed) .............               --            --          5.66%             --
  Average receive rate .................
   (variable)                                          --            --          5.62%             --
                                                ---------     ---------     ---------       ---------
Net variable rate debt .................        $     0.1     $     0.3     $   160.4       $      --
                                                =========     =========     =========       =========

                                                      EXPECTED MATURITY DATE
                                               --------------------------------------      Fair Value
                                                   2003      Thereafter      Total      December 31, 1998
                                                ---------    ----------     --------    -----------------
VARIABLE RATE DEBT
Current ................................        $      --     $      --     $   193.5       $   193.5
  Average interest rates ...............               --            --
Non-current ............................               --            --     $    42.3       $    42.3
  Average interest rates ...............               --            --
                                                ---------     ---------     ---------
Total variable rate debt ...............        $      --     $      --     $   235.8
Interest rate swap .....................        $      --     $      --     $    75.0       $     0.6
  Average pay rate (fixed) .............               --            --
  Average receive rate .................
   (variable)                                          --            --
                                                ---------     ---------     ---------
Net variable rate debt .................        $      --     $      --     $   160.8
                                                =========     =========     =========




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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the definitive Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held May 12, 1999, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         On December 11, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

         On January 25, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

         On January 26, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

         On February 5, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

         On February 24, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

         On March 5, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

(c)      Exhibits

        EXHIBIT
        NUMBER                                        DESCRIPTION
        -------                                       -----------
         3.1     --   Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
         3.2     --   Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by
                      reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration No.
                      333-29893).
         3.3     --   Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Registration
                      Statement on Form S-1 Registration No. 333-29893).

        EXHIBIT
        NUMBER                                        DESCRIPTION
        -------                                       -----------
         4.1     --   Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893).
         4.2     --   Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 of the Company's
                      Registration Statement on Form S-3 Registration No. 333-69693).
         4.3     --   Form of Subordinated Debt Securities (included in Exhibit 4.2).
         4.4     --   First Supplemental Indenture dated as of March 5, 1999 among Group 1 Automotive, Inc., the
                      Subsidiary Guarantors named therein and IBJ Whitehall Bank & Trust Company (Incorporated by
                      reference to Exhibit 4.1 of the Company's current report of Form 8-K dated March 5, 1999).
         4.5     --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009 (included in Exhibit 4.4).
        10.1     --   Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.2     --   Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.3     --   Employment Agreement between the Company and Sterling B. McCall, Jr. dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.4     --   Employment Agreement between the Company and Charles M. Smith dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.5     --   Employment Agreement between the Company and John T. Turner dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.6     --   Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.7     --   Employment Agreement between the Company and James S. Carroll dated March 16, 1998
                      (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.8     --   1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893).
        10.9     --   First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the
                      Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.10    --   Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by reference to
                      Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.11    --   Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to
                      Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.12    --   Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.13    --   Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate (Incorporated
                      by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration
                      No. 333-29893).
        10.14    --   Lease Agreement between Mike Smith Autoplaza and Olds-Honda Realty (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

        EXHIBIT
        NUMBER                                        DESCRIPTION
        -------                                       -----------
        10.15    --   Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services,
                      L.L.C., as rights agent dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.16    --   1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893).
        10.17    --   Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc.
                      (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form
                      S-1 Registration No. 333-29893).
        10.18    --   Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service
                      Agreement (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement
                      on Form S-1 Registration No. 333-29893).
        10.19    --   Approval Letter dated December 11, 1996 from Nissan Motor Corporation U.S.A. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 Registration
                      No. 333-29893).
        10.20    --   Amendment to Approval Letter from Nissan Motor Corporation U.S.A. dated September 29, 1997
                      (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1
                      Registration No. 333-29893).
        10.21    --   Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc.
                      dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893).
        10.22    --   Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated
                      April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                      Statement on Form S-1 Registration No. 333-29893).
        10.23    --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc.
                      dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893.
        10.24    --   Agreement between American Honda Motor Co., Inc. and the Dealership Parties dated October 23,
                      1997 (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on
                      Form S-1 Registration No. 333-29893).
        10.25    --   Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by
                      reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration
                      No. 333-29893).
        10.26    --   Form of Nissan Motor Corporation Sales and Service Agreement (Incorporated by reference to
                      Exhibit 10.26 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.27    --   Lease Agreement between World Partner Enterprises Ltd. and Koons Ford, Inc. dated March 16,
                      1998 (Incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K
                      for the year-ended December 31, 1997).
        10.28    --   Operations/Lease Agreement between K.C. Partnership and Perimeter Ford, Inc. dated March 16,
                      1998 (Incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K
                      for the year-ended December 31, 1997).

        EXHIBIT
        NUMBER                                        DESCRIPTION
        -------                                       -----------
        10.29    --   Lease Agreement between K.C. Partnership and Courtesy Ford, Inc. dated March 16, 1998
                      (Incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for
                      the year-ended December 31, 1997).
        10.30    --   Amended and Restated Sublease Agreement between Koons Development Co. and Koons Ford, Inc.
                      dated March 16, 1998 (Incorporated by reference to Exhibit 10.45 of the Company's Annual
                      Report on Form 10-K for the year-ended December 31, 1997).
        10.31    --   Multi-Party Agreement by and among K.C. Partnership, Ford Leasing Development Company,
                      Perimeter Ford, Inc., PF Merger, Inc. and Comerica Bank dated March 16, 1998 (Incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year-ended
                      December 31, 1997).
        10.32    --   Second Amended and Restated Revolving Credit Agreement, dated as of November 10, 1998
                      (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
                      December 11, 1998).
        10.33    --   Stock Pledge Agreement dated December 19, 1997 (Incorporated by reference to Exhibit 10.54 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1997).
        10.34    --   Swap Transaction Letter Agreement dated January 23, 1998 (Incorporated by reference to Exhibit
                      10.55 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1997).
        10.35    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan.
        10.36    --   Agreement between Nissan Motor Corporation in USA and Group 1 Automotive, Inc. dated April 28, 1998.
        10.37    --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998.
        10.38    --   Form of Ford Motor Company Sales and Service Agreement.
        10.39    --   Form of Chrysler Corporation Sales and Service Agreement.
        11.1     --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.
        21.1     --   Group 1 Automotive, Inc. Subsidiary List.
        23.1     --   Consent of Arthur Andersen LLP.
        27.1     --   Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 31st day of March, 1999.

                                      Group 1 Automotive, Inc.


                                      By:  /s/ B.B. Hollingsworth, Jr.
                                           -----------------------------------
                                           B.B. Hollingsworth, Jr.
                                           Chairman, President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 31st day of March, 1999.

                       SIGNATURE                                                      TITLE
                       ---------                                                      -----
         /s/ B.B. Hollingsworth, Jr.                          Chairman, President and Chief
-------------------------------------------------             Executive Officer and Director (Principal
         B.B. Hollingsworth, Jr.                              Executive Officer)

         /s/ Scott L. Thompson                                Senior Vice President - Chief Financial
-------------------------------------------------             Officer and Treasurer (Chief Financial and
         Scott L. Thompson                                    Accounting Officer)

         /s/ Robert E. Howard, II                             Director
-------------------------------------------------
         Robert E. Howard, II

         /s/ Sterling B. McCall, Jr.                          Director
-------------------------------------------------
         Sterling B. McCall, Jr.

         /s/ Charles M. Smith                                 Director
-------------------------------------------------
         Charles M. Smith

         /s/ John H. Duncan                                   Director
-------------------------------------------------
         John H. Duncan

         /s/ Bennett E. Bidwell                               Director
-------------------------------------------------
         Bennett E. Bidwell

                          INDEX TO FINANCIAL STATEMENTS


Group 1 Automotive, Inc. and Subsidiaries -- Consolidated Financial Statements
     Report of Independent Public Accountants...................................................................F-2
     Consolidated Balance Sheets................................................................................F-3
     Consolidated Statements of Operations......................................................................F-4
     Consolidated Statements of Stockholders' Equity............................................................F-5
     Consolidated Statements of Cash Flows......................................................................F-6
     Notes to Consolidated Financial Statements.................................................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Group 1 Automotive, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and Subsidiaries (a Delaware corporation) (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Arthur Andersen LLP
Houston, Texas
February 3, 1999

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,
                                                                           ------------------------
         ASSETS                                                              1998           1997
                                                                           ---------      ---------
CURRENT ASSETS:                                                                (in thousands)
  Cash and cash equivalents ..........................................     $  66,443      $  35,092
  Accounts and notes receivable, net .................................        21,373         10,611
  Inventories ........................................................       219,176        105,421
  Deferred income taxes ..............................................        11,212          8,693
  Other assets .......................................................         8,718          1,865
                                                                           ---------      ---------
     Total current assets ............................................       326,922        161,682
                                                                           ---------      ---------
PROPERTY AND EQUIPMENT, net ..........................................        21,960         21,586
GOODWILL, net ........................................................       123,587         27,078
OTHER ASSETS .........................................................         5,241          2,803
                                                                           ---------      ---------
     Total assets ....................................................     $ 477,710      $ 213,149
                                                                           =========      =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Floorplan notes payable ............................................     $ 193,405      $  58,488
  Current maturities of long-term debt ...............................         2,966          2,316
  Accounts payable and accrued expenses ..............................        82,300         45,403
                                                                           ---------      ---------
     Total current liabilities .......................................       278,671        106,207
                                                                           ---------      ---------
DEBT, net of current maturities ......................................        42,821          7,053
DEFERRED INCOME TAXES ................................................          --            3,699
OTHER LIABILITIES ....................................................        20,034          6,818
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none issued or
     outstanding .....................................................          --             --
  Common stock, $.01 par value, 50,000,000 shares authorized,
     18,267,515 and 14,673,051 issued ................................           183            147
  Additional paid-in capital .........................................       118,469         91,846

  Retained earnings (deficit) ........................................        18,190         (2,529)

  Treasury stock, at cost, 37,366 and 10,000 shares ..................          (658)           (92)
                                                                           ---------      ---------
     Total stockholders' equity ......................................       136,184         89,372
                                                                           ---------      ---------
     Total liabilities and stockholders' equity ......................     $ 477,710      $ 213,149
                                                                           =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                      1998              1997              1996
                                                  ------------      ------------      ------------
                                                  (dollars in thousands, except per share amounts)
REVENUES:
  New vehicle sales .........................     $    931,205      $    228,044      $    164,979
  Used vehicle sales ........................          510,192           135,507            88,477
  Parts and service sales ...................          139,144            30,006            20,649
  Other dealership revenues, net ............           49,516            10,410             7,387
                                                  ------------      ------------      ------------
     Total revenues .........................        1,630,057           403,967           281,492

COST OF SALES:
  New vehicle sales .........................          857,109           212,349           152,709
  Used vehicle sales ........................          471,910           123,932            78,912
  Parts and service sales ...................           64,528            13,085            10,277
                                                  ------------      ------------      ------------
     Total cost of sales ....................        1,393,547           349,366           241,898
                                                  ------------      ------------      ------------

GROSS PROFIT ................................          236,510            54,601            39,594
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ..................          178,038            43,360            30,027
DEPRECIATION AND AMORTIZATION ...............            6,426             1,020               741
                                                  ------------      ------------      ------------

     Income from operations .................           52,046            10,221             8,826

OTHER INCOME AND EXPENSES:
  Floorplan interest expense ................          (12,837)           (3,810)           (3,112)
  Other interest expense, net ...............           (4,027)             (176)              (56)
  Other income (expense), net ...............               39               156               (69)
                                                  ------------      ------------      ------------

INCOME BEFORE INCOME TAXES ..................           35,221             6,391             5,589

PROVISION FOR INCOME TAXES ..................           14,502               573               382
                                                  ------------      ------------      ------------

NET INCOME ..................................     $     20,719      $      5,818      $      5,207
                                                  ============      ============      ============
S Corporation pro forma income taxes
   (unaudited) ..............................                              1,465             1,831
                                                                    ------------      ------------
Pro forma net income
   (unaudited) ..............................                       $      4,353      $      3,376
                                                                    ============      ============

Earnings per share:
  Basic .....................................     $       1.20
  Diluted ...................................     $       1.16
Weighted average shares outstanding:
  Basic .....................................       17,281,165
  Diluted ...................................       17,904,878


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                            COMMON STOCK            ADDITIONAL        RETAINED
                                     --------------------------       PAID-IN         EARNINGS        TREASURY
                                       SHARES          AMOUNT         CAPITAL         (DEFICIT)        STOCK            TOTAL
                                     -----------      ---------     -----------      -----------      ---------      -----------
                                                                      (dollars in thousands)
BALANCE, December 31, 1995 .......     3,353,461      $      34     $     4,772      $     3,815      $      --      $     8,621
  Net income .....................            --             --              --            5,207             --            5,207
  Issuance of common
     stock .......................       216,841              2           1,498               --             --            1,500
  Dividends, prior to the
     initial public offering .....            --             --              --           (3,118)            --           (3,118)
                                     -----------      ---------     -----------      -----------      ---------      -----------
BALANCE, December 31, 1996 .......     3,570,302             36           6,270            5,904             --           12,210
  Net income .....................            --             --              --            5,818             --            5,818
  Acquisition of founding
     companies ...................     5,954,613             60          33,294               --             --           33,354
  Initial public offering, net ...     5,148,136             51          51,707               --             --           51,758
  Purchase of treasury stock .....            --             --              --               --            (92)             (92)
  Stock transfer by
     shareholder, net of tax .....            --             --             575               --             --              575
  Dividends, prior to the
     initial public offering .....            --             --              --          (14,251)            --          (14,251)
                                     -----------      ---------     -----------      -----------      ---------      -----------
BALANCE, December 31, 1997 .......    14,673,051            147          91,846           (2,529)           (92)          89,372
    Net Income ...................            --             --              --           20,719             --           20,719
  Issuance of common stock in
     acquisitions ................     3,516,805             35          26,770               --             --           26,805
  Proceeds from sales of
     common stock under
     employee benefit plans ......       234,650              1           2,063               --             --            2,064
  Issuance of treasury stock
     to employee benefit plan ....      (156,991)            --          (2,210)              --          2,210               --
  Purchase of treasury stock .....            --             --              --               --         (2,776)          (2,776)
                                     -----------      ---------     -----------      -----------      ---------      -----------
BALANCE, December 31, 1998 .......    18,267,515      $     183     $   118,469      $    18,190      $    (658)     $   136,184
                                     ===========      =========     ===========      ===========      =========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                             1998          1997          1996
                                                                           --------      --------      --------
                                                                                  (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income ......................................................     $ 20,719      $  5,818      $  5,207
     Adjustments to reconcile net income to net
      cash provided by operating activities -
     Depreciation and amortization ...................................        6,426         1,020           741
     Non-cash compensation, net of tax ...............................           --           575            --
     Deferred income taxes ...........................................       (4,201)       (1,015)         (316)
     Provision for doubtful accounts and uncollectible notes .........          356           270           108
     Loss (gain) on sale of assets ...................................         (115)         (112)           18
     Changes in assets and liabilities -
     Accounts receivable .............................................       (4,544)        1,564           295
     Inventories .....................................................           44         5,686        (6,107)
     Prepaid expenses and other assets ...............................       (2,661)        3,609          (514)
     Due from affiliates, net ........................................           --           491            --
     Floorplan notes payable .........................................       (1,730)       (5,374)        5,508
     Accounts payable and accrued expenses ...........................        9,983        (5,610)        2,392
                                                                           --------      --------      --------
         Total adjustments ...........................................        3,558         1,104         2,125
                                                                           --------      --------      --------
         Net cash provided by operating activities ...................       24,277         6,922         7,332
                                                                           --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in notes receivable ....................................       (2,276)         (362)         (235)
     Collections on notes receivable .................................        1,630            88           192
     Purchases of property and equipment .............................       (9,695)       (2,164)       (1,977)
     Proceeds from sale of property and equipment ....................       20,238         1,935            --
     Cash paid in acquisitions, net of cash received .................      (68,122)       11,164        (2,595)
                                                                           --------      --------      --------
         Net cash provided by (used in) investing activities .........      (58,225)       10,661        (4,615)
                                                                           --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under floorplan facility for acquisition financing ...       33,523       (33,523)           --
     Net borrowings on revolving credit facility .....................       42,000            --            --
     Principal payments of long-term debt ............................      (10,001)         (471)         (153)
     Borrowings of long-term debt ....................................          490           109           213
     Issuance of common stock to benefit plans .......................        2,063            --         1,500
     Initial public offering, net ....................................           --        51,759            --
     Purchase of treasury stock ......................................       (2,776)          (92)           --
     Dividends paid in cash, prior to the initial public offering ....           --       (11,952)       (3,118)
                                                                           --------      --------      --------
         Net cash provided by (used in) financing activities .........       65,299         5,830        (1,558)
                                                                           --------      --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................       31,351        23,413         1,159

CASH AND CASH EQUIVALENTS, beginning of period .......................       35,092        11,679        10,520
                                                                           --------      --------      --------

CASH AND CASH EQUIVALENTS, end of period .............................     $ 66,443      $ 35,092      $ 11,679
                                                                           ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
     Interest ........................................................     $ 15,218      $  4,200      $  3,118
     Taxes ...........................................................     $ 17,832      $    131      $    924

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc. and Subsidiaries (Group 1 or the Company) was founded in December 1995 to become a leading consolidator in the highly fragmented automobile retailing industry. In October 1997, Group 1 acquired four separate dealership groups (the Founding Groups), consisting of 30 dealership franchises and related businesses, in exchange for consideration consisting of a combination of cash and common stock. Concurrent with the acquisition of the Founding Groups, Group 1 completed an initial public offering of 5,520,000 shares of common stock. The Company is engaged in the retail sale of new and used vehicles and the arranging of vehicle finance, insurance and service contracts. In addition, the Company sells automotive parts and provides vehicle servicing and collision repair.

         During 1998, the Company acquired an additional 33 automobile dealership franchises in exchange for a combination of restricted common stock and cash.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         For financial statement presentation purposes, Howard Group, one of the Founding Groups, has been identified as the accounting acquiror. The acquisition of the remaining Founding Groups and the subsequent acquisitions were accounted for using the purchase method of accounting. The results of operations of the Howard Group are included for all periods presented. The operations of Group 1 Automotive, Inc., the parent company, and the Founding Groups, excluding the Howard Group, are included in the results of operations beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The results of operations of all acquisitions subsequent to October 31, 1997 are included from the effective dates of the closings of the acquisitions. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue Recognition

         Revenue from vehicle sales, parts sales and vehicle service is recognized upon delivery to the customer.

         Finance, Insurance and Service Contract Income Recognition

         The Company arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers over predetermined financing rates set by the financing institution. In addition, the Company receives commissions from the sale of credit life and disability insurance and vehicle service contracts to customers.

         The Company may be charged back (chargebacks) for unearned financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and vehicle service contract revenues, net of estimated chargebacks, are included in other dealership revenue in the accompanying consolidated financial statements.

         Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase, as well as contracts in transit. Contracts in transit represent contracts on vehicles sold, for which the proceeds are in transit from financing institutions.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

         Goodwill

         Goodwill represents the excess of the purchase price of dealerships acquired over the fair value of tangible assets acquired at the date of acquisition. Goodwill is amortized on a straight-line basis over 40 years. Amortization expense charged to operations totaled approximately $2.2 million, $170,000 and $37,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization totaled approximately $2.5 million and $299,000 as of December 31, 1998 and 1997, respectively.

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

         In January 1998, the Company entered into a three-year interest rate swap agreement to hedge its exposure to changes in interest rates. The effect of this swap is to convert the interest rate on $75 million of debt to a fixed rate of approximately 7.16%.

         Advertising

         The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 totaled $16.8, $5.9 and $3.2 million, respectively.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant estimates made by management in the accompanying financial statements relate to reserves for vehicle valuations, retail loan guarantees and future chargebacks on finance, insurance and service contract income. Actual results could differ from those estimates.

         Statements of Cash Flows

         For purposes of the statements of cash flows, cash and cash equivalents include contracts in transit which are typically collected within one month. Additionally, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the statements of cash flows.

         Earnings Per Share

         SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. As the Company was not a public enterprise until October 1997, and the companies included in the statements of operations were under different tax structures (S Corporations and C Corporations), no earnings per share data has been presented for the historical results of operations for the years ended December 31,1997 and 1996. The following table sets forth the shares outstanding for the earnings per share calculations for the year ended December 31, 1998:

                                                                                          YEAR ENDED
                                                                                      DECEMBER 31, 1998
                                                                                      -----------------
         Common stock outstanding, beginning of period .............................      14,673,051

              Weighted average common stock issued in acquisitions .................       2,591,834

              Weighted average common stock issued to employee stock
              purchase plan ........................................................          90,123

              Weighted average common stock issued in stock option exercise ........          15,953

              Less: Weighted average treasury shares repurchased ...................         (89,796)
                                                                                         -----------
         Shares used in computing basic earnings per share .........................      17,281,165

              Dilutive effect of stock options, net of assumed repurchase
              of treasury stock ....................................................         623,713
                                                                                         -----------
         Shares used in computing diluted earnings per share .......................      17,904,878
                                                                                         ===========

         Recent Accounting Pronouncements

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No.130 requires the reporting of comprehensive income and its components to be displayed with the same prominence as other financial statements. This statement requires a company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company adopted this statement for its fiscal year ended December 31, 1998.

         In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. Additionally, it adds a requirement for the presentation of certain segment data on a quarterly basis starting in 1999. The Company currently operates in only one segment.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments,

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

         Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform them to the current year presentation.


3.   BUSINESS COMBINATIONS:

         During 1998, the Company acquired 33 automobile dealership franchises. These acquisitions were accounted for as purchases. The consideration paid in completing these acquisitions, including real estate acquired, included approximately $68.1 million in cash, net of cash received, approximately 3.5 million shares of restricted common stock and the assumption of an estimated $103.1 million in inventory financing and $2.9 million of mortgage financing. Additional consideration may be paid based on the financial performance of certain dealerships, over specified periods. Additional consideration, if any, will be payable in cash and common stock and will result in an increase in goodwill on the balance sheet of the Company. The accompanying consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. The preliminary allocations resulted in recording approximately $98.7 million of goodwill, which is being amortized over 40 years.

         The following pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) the acquisition of the Founding Groups and the subsequent acquisitions assuming the acquisitions occurred on January 1, 1998 and 1997, respectively, (2) the completion of the IPO as of January 1, 1997 and
(3) certain pro forma adjustments discussed below.

                                                              1998                   1997
                                                           ----------             ----------
                                                        (in thousands, except per share amounts)
                                                                      (unaudited)
               Revenues .........................          $1,853,693             $1,578,141
               Gross profit .....................             271,578                232,549
               Income from operations ...........              60,599                 51,817
               Net income .......................              23,195                 18,617
               Basic earnings per share .........                1.28                   1.03
               Diluted earnings per share .......                1.23                   1.00

         Pro forma adjustments included in the amounts above primarily relate to: (a) increases in revenues and decreases in cost of sales related to commission arrangements on certain third-party products sold by the dealerships, which previously directly benefited the stockholders, and which were terminated in conjunction with the acquisitions allowing the dealerships to realize the benefits thereafter; (b) pro forma goodwill amortization expense over an estimated useful life of 40 years; (c) reductions in compensation expense and management fees to the level that certain management employees and owners of the acquired companies will contractually receive; (d) incremental corporate overhead costs related to personnel costs, rents, professional service fees and directors and officers liability insurance premiums; (e) net increases in interest expense resulting from net cash borrowings utilized to complete acquisitions, partially offset by interest rate reductions received; and (f) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

         Accounts and notes receivable consist of the following:

                                                                    DECEMBER 31,
                                                               ----------------------
                                                                 1998          1997
                                                               --------      --------
                                                                    (in thousands)
             Amounts due from manufacturers ..............     $  9,522      $  3,889
             Due from finance companies ..................        4,452         3,217
             Parts and service receivables ...............        3,733         2,273
             Other .......................................        4,405         1,752
                                                               --------      --------
                Total accounts and notes receivable ......       22,112        11,131
             Less - Allowance for doubtful accounts ......         (739)         (520)
                                                               --------      --------
                Accounts and notes receivable, net .......     $ 21,373      $ 10,611
                                                               ========      ========

         Inventories, net of valuation reserves, consist of the following:

                                                                    DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                               --------     --------
                                                                  (in thousands)
             New vehicles ................................     $155,088     $ 70,574
             Used vehicles ...............................       44,384       25,690
             Rental vehicles .............................        7,228        2,495
             Parts, accessories and other ................       12,476        6,662
                                                               --------     --------
                Total inventories ........................     $219,176     $105,421
                                                               ========     ========

         Accounts payable and accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                               -------------------
                                                                 1998        1997
                                                               -------     -------
                                                                  (in thousands)
             Accounts payable, trade .....................     $31,362     $18,511
             Accrued expenses ............................      50,938      26,892
                                                               -------     -------
                 Total accounts payable and accrued
                     expenses ............................     $82,300     $45,403
                                                               =======     =======

5.   PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:


                                                 ESTIMATED                      DECEMBER 31,
                                                USEFUL LIVES            -----------------------------
                                                  IN YEARS                1998                  1997
                                                  --------              -------               -------
                                                                                (in thousands)
     Land..................................         --                   $2,130                $7,665
     Buildings.............................      30 to 40                 1,086                 5,403
     Leasehold improvements................       7 to 15                 6,940                 3,808
     Machinery and equipment...............       3 to 7                  8,186                 2,995
     Furniture and fixtures................       5 to 7                  8,104                 4,590
     Company vehicles......................         5                     1,556                   528
                                                                        -------               -------
       Total                                                             28,002                24,989
     Less-- Accumulated depreciation.......                              (6,042)               (3,403)
                                                                        -------               -------
       Property and equipment, net.........                             $21,960               $21,586
                                                                        =======               =======

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   FLOORPLAN NOTES PAYABLE:

         Floorplan notes payable reflect amounts payable for the purchase of specific vehicle inventory and consist of the following:

                                                                   DECEMBER 31,
                                                               ---------------------
                                                                 1998         1997
                                                               --------     --------
                                                                   (in thousands)
             New vehicles ................................     $166,650     $ 42,918
             Used vehicles ...............................       19,452       13,174
             Rental vehicles .............................        7,303        2,396
                                                               --------     --------
                      Total floorplan notes payable ......     $193,405     $ 58,488
                                                               ========     ========

         During 1998, the Company consolidated its floorplan notes payable under its Revolving Credit Agreement with a bank group, maturing December 31, 2001 (the "Credit Facility"). These notes payable bear interest at the London Interbank Offered Rate ("LIBOR") plus 150 basis points.

         As of December 31, 1998 and 1997 the weighted average interest rate on floorplan notes payable outstanding was 7.12% and 7.93%, respectively. The floorplan arrangement permits the Company to borrow up to $295.0 million, dependent upon new and used vehicle inventory levels. As of December 31, 1998, total available borrowings under floorplan agreements were approximately $101.6 million.

         Vehicle payments on the notes are due when the related vehicles are sold. The notes are collateralized by substantially all of the inventories of the Company.


7. LONG-TERM DEBT:

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                           1998          1997
                                                                         --------      --------
                                                                             (in thousands)
             Credit Facility (described below) .....................     $ 42,000      $     --
             Note payable to a bank with monthly principal
               payments of $41,892, due through March
               2004, bearing interest at 7.5%, payable
               monthly .............................................        2,592         3,138
             Note payable to a bank, with monthly
               principal payments of $13,740 due through
               August 2006, bearing interest at prime rate
               (8.50% at December 31, 1997) ........................           --         2,083
             Mortgage loan to a bank, with monthly
               principal payments of $15,000, due through
               May 2005, bearing interest at prime plus 25
               basis points (8.75% at December 31, 1997),
               payable monthly .....................................           --         1,314

             Revolving line of credit with a bank, due on
               demand, bearing interest at prime plus 100
               basis points (9.5% at December 31, 1997) ............           --           985
             Note payable to a bank, with monthly
               principal and interest payments of $5,831
               due through February 2006, bearing interest
               at 8.20% ............................................           --           568
             Other notes payable, maturing in varying
               amounts through October 2004 with weighted
               a average interest rate of 7.93% ....................        1,195         1,281
                                                                         --------      --------
             Total long-term debt ..................................       45,787         9,369
               Less - Current portion ..............................       (2,966)       (2,316)
                                                                         --------      --------
             Long-term portion .....................................     $ 42,821      $  7,053
                                                                         ========      ========

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The notes payable are secured by the land, buildings or other assets for which the debt was incurred. In addition to floorplan notes payable, the Credit Facility provides an acquisition line of credit of up to $130 million, for the financing of acquisitions, general corporate purposes or capital expenditures. The amount of funds available under the acquisition line is dependent upon a calculation based on the Company's cash flow and maintaining certain financial ratios. At the Company's option the acquisition line of credit of the Credit Facility may bear interest based on the LIBOR plus a margin varying from 150 to 275 basis points, dependent upon certain financial ratios. Additionally, the loan agreement contains various covenants including financial ratios and other requirements, which must be maintained by the Company. The agreement also limits the amount the Company may pay as cash dividends. At December 31, 1998, the interest rate on borrowings under the acquisition line of credit of the Credit Facility was 7.37%.

         Total interest expense on long-term debt was approximately $4.5 million, $176,000 and $56,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The aggregate maturities of long-term debt as of December 31, 1998 are as follows:

                                                (in thousands)
                1999                              $ 2,966
                2000 ......................           693
                2001 ......................        42,078
                2002 ......................            18
                2003 ......................            17
                Thereafter ................            15
                                                  -------
                  Total long-term debt....        $45,787
                                                  =======

8.   CAPITAL STOCK AND STOCK OPTIONS:

         In 1996, Group 1 adopted the 1996 Stock Incentive Plan (the Plan), which provides for the granting or awarding of stock options, stock appreciation rights and restricted stock to officers and other key employees and directors. The number of shares authorized and reserved for issuance under the Plan is 2,000,000 shares, of which 71,348 are available for future issuance as of December 31, 1998. In general, the terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. As of December 31, 1998, the Company has granted options to employees and directors covering an aggregate of 1,928,652 shares of common stock. All outstanding options are exercisable over a period not to exceed 10 years and vest over three to six-year periods.

         The following table summarizes the Company's outstanding stock options:

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                                NUMBER      EXERCISE PRICE
                                                                               ---------    --------------
             Options outstanding, December 31, 1996 .....................        205,000      $    2.90
             Grants:
               First quarter 1997 (all at $2.90 per share) ..............        360,000           2.90
               Fourth quarter 1997 (all at $12.00 per share) ............        682,450          12.00
                                                                               ---------      ---------
             Options outstanding, December 31, 1997 .....................      1,247,450           7.88
               Grants (exercise prices between $12.00 and $17.88
                  per share) ............................................        780,850          16.16
               Exercised ................................................        (49,973)          3.13
               Forfeited ................................................        (99,648)         13.27
                                                                               ---------      ---------
             Options outstanding, December 31, 1998 .....................      1,878,679      $   11.15
                                                                              ==========      =========

         At December 31, 1998, 208,460 options were exercisable at a weighted average exercise price of $7.35. The weighted average exercise price of options granted during the year ended December 31, 1997

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was $8.86. The weighted average remaining contractual life of options outstanding at December 31, 1998 is 9.0 years. The weighted average fair value per share of options granted during the years ended December 31, 1998, 1997 and 1996 is $9.18, $5.94 and $0.45 respectively. The fair value of the options granted prior to the initial public offering were estimated on the date of the grant using the minimum value method as the Company was not a public entity and not able to use the Black-Scholes model because estimating the expected volatility was not feasible. The fair value of options granted at or subsequent to the initial public offering is estimated on the date of grant using the Black-Scholes option pricing model.

         The following table summarizes the weighted average information used in determining the fair value of the options granted during the years ended December 31, 1998, 1997 and 1996:


                                                                 1998              1997               1996
                                                                 ----              ----               ----
              Weighted average risk-free interest rate...         5.5%              5.9%               5.0%
              Weighted average expected life of options..      10 years          10 years            6 years
              Weighted average expected volatility.......        42.8%             58.1%               N/A
              Weighted average expected dividends........          --                --                 --

         In September 1997, Group 1 adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan authorizes the issuance of up to 200,000 shares of Common Stock and provides that no options may be granted under the Purchase Plan after June 30, 2007. Effective as of October 1, 1998, the Purchase Plan was amended to increase the number of shares that may be issued under the Purchase Plan, subject to stockholder approval, from 200,000 to 1,000,000. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (Option Period) during the term of the Purchase Plan, the employee contributions are used to acquire shares of Common Stock at 85% of the fair market value of the Common Stock on the first or the last day of the Option Period, whichever is lower. During 1998, the Company issued 184,677 shares of Common Stock to employees participating in the Purchase Plan.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to record employee compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25. Accordingly, compensation expense is recorded for stock options based on the excess of the fair market value of the common stock on the date the options were granted over the aggregate exercise price of the options. As the exercise price of options granted under the Plan has been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to the Plan has been recorded. Additionally, no compensation expense is recorded for shares issued pursuant to the Purchase Plan as it is a qualified plan.

         Had compensation expense for the Plan been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                   1998              1997
                                                                  -------           ------
                                                                 (in thousands, except per
                                                                       share amounts)
             Net income as reported..........................     $20,719           $5,818
             Pro forma net income under SFAS 123.............      19,519            5,451
             Pro forma basic earnings per share..............        1.13               --
             Pro forma diluted earnings per share............        1.09               --

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   OPERATING LEASES:

         The Company leases various facilities and equipment under long-term operating lease agreements, including leases with related parties. The related-party leases expire on various dates through May 2028 and are cancelable, at the Company's option, at various times during the lease term. In general, the third-party leases are cancelable at the Company's option, at various times during the lease term, and expire on various dates through January 2029.

         During 1998 the Company entered into a sale and leaseback transaction related to nine of its owned dealerships properties. As of December 31, 1998, the transaction had been completed with respect to six of the nine properties.

         Future minimum lease payments for operating leases are as follows:

                                       RELATED
             YEAR ENDED DECEMBER 31,   PARTIES    THIRD PARTIES        TOTAL
             -----------------------   -------    -------------      --------
                                                  (in thousands)
             1999...................   $ 7,055      $ 7,643          $ 14,698
             2000...................     6,826        7,492            14,318
             2001...................     6,818        6,896            13,714
             2002...................     6,820        6,589            13,409
             20023..................     6,980        6,280            13,260
             Thereafter.............    38,340       52,994            91,334
                                      --------      -------          --------
             Total..................   $72,839      $87,894          $160,733
                                      ========      =======          ========

         Total rent expense under all operating leases, including operating leases with related parties, was approximately $11.1, $3.3 and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Rental expense on related-party leases, which is included in the above amounts, totaled approximately $8.3, $2.6 and $1.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

10.   INCOME TAXES:

         Federal and state income taxes are as follows:

                                                   DECEMBER 31,
                                      ------------------------------------
                                        1998          1997          1996
                                      --------      --------      --------
                                                 (in thousands)
             Federal -
               Current ..........     $ 15,478      $  1,291      $    587
               Deferred .........       (3,465)         (762)         (262)

             State -
               Current ..........        3,225           297           111
               Deferred .........         (736)         (253)          (54)
                                      --------      --------      --------
             Provision for
             income taxes .......     $ 14,502      $    573      $    382
                                      ========      ========      ========


     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 1998 and 34% in 1996 and 1997 to income before income taxes as follows:

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     DECEMBER 31,
                                                          --------------------------------
                                                            1998        1997        1996
                                                          -------     -------      -------
                                                                   (in thousands)
             Provision at the statutory rate ........     $12,327     $ 2,173      $ 1,900
             Increase (decrease) resulting
               from --
               Income of S Corporations .............          --      (1,269)      (1,585)
               State income tax, net of benefit
                  for federal deduction .............       1,618          29           38
               Deferred tax assets realized on
                  conversion of S Corporations
                  to C Corporations .................          --        (403)          --
               Non-deductible portion of
                  goodwill amortization .............         339          --           --
               Other ................................         218          43           29
                                                          -------     -------      -------
             Provision for income taxes .............     $14,502     $   573      $   382
                                                          =======     =======      =======

         Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:


                                                                  DECEMBER 31,
                                                             ----------------------
                                                               1998          1997
                                                             --------      --------
                                                                 (in thousands)
             Inventory (LIFO conversion) ...............     $ (2,981)     $ (3,166)
             Reserves and accruals not deductible
                 until paid ............................       17,828         8,639
             Depreciation ..............................       (1,082)         (645)
             Goodwill ..................................         (584)           --
             Other .....................................         (186)          166
                                                             --------      --------
                Net deferred tax asset .................     $ 12,995      $  4,994
                                                             ========      ========

         The net deferred tax assets (liabilities) are comprised of the following:

                                                                   DECEMBER 31,
                                                             ----------------------
                                                               1998          1997
                                                             --------      --------
                                                                 (in thousands)
             Deferred tax assets -
                Current ................................     $ 11,238      $ 10,220
                Long-term ..............................        7,154            --
             Deferred tax liabilities -
                Current ................................          (26)       (1,527)
                Long-term ..............................       (5,371)       (3,699)
                                                             --------      --------
               Net deferred tax asset ..................     $ 12,995      $  4,994
                                                             ========      ========


11.  COMMITMENTS AND CONTINGENCIES:

         Litigation

         The Company is a defendant in several lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Company's financial position or results of operations.

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Loan Guarantees

         One of the Company's dealerships provides financing for certain customers through a third-party lender. Under the terms of this financing contract, customers execute installment contracts, which are guaranteed with full recourse to the dealership. The dealership transfers the rights to the future economic benefits related to the receivables; however, in the event that the customer defaults on the note, the lender requires repayment of the principal amount of the note plus earned interest through the date of default, with collection efforts to be performed by the dealership. As of December 31, 1998, total customer notes outstanding under this program were approximately $12.3 million. Under the terms of the agreement with the lender, the total customer notes outstanding may not exceed $12.5 million. The Company has provided reserves for estimated future loan losses based on historical loss trends, current economic conditions and total guarantees outstanding. This financing arrangement represents approximately 1.0% of the Company's total financing arranged.


12. SUBSEQUENT EVENTS (UNAUDITED):

         Recent Acquisitions.

         During 1999, the Company signed definitive purchase agreements related to 28 dealership franchise acquisitions with revenues of approximately $700 million. Two of these acquisitions are new platforms representing 14 dealership franchises in west Texas and north Florida. The remaining acquisitions are tuck-ins, which will complement platform operations in Texas, Oklahoma, New Mexico and Georgia. Two of the tuck-in acquisitions were closed during January 1999. These acquisitions will bring the total number of dealership franchises to 83 and the number of brands represented to 24. The closing of each of these acquisitions is subject to customary closing conditions, including manufacturer approval and the completion of due diligence. The aggregate consideration paid, or to be paid, in completing these acquisitions, excluding the assumption of an estimated $63.3 million of inventory financing, is approximately $91.0 million in cash and 1.3 million shares of restricted common stock.

         Recent Offerings.

         In March 1999, the Company completed offerings of two million shares of common stock and $100 million of 10-year senior subordinated notes carrying an interest rate of 10 7/8%. Proceeds to the Company, before expenses, totaled $138.9 million and were used to temporarily repay borrowings under the Credit Facility. These proceeds are expected to be used in the future to complete acquisitions, resulting in increased borrowings under the credit facility.

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                                        DESCRIPTION
        -------                                       -----------
         3.1     --   Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
         3.2     --   Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by
                      reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration No.
                      333-29893).
         3.3     --   Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Registration
                      Statement on Form S-1 Registration No. 333-29893).
         4.1     --   Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893).
         4.2     --   Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 of the Company's
                      Registration Statement on Form S-3 Registration No. 333-69693).
         4.3     --   Form of Subordinated Debt Securities (included in Exhibit 4.2).
         4.4     --   First Supplemental Indenture dated as of March 5, 1999 among Group 1 Automotive, Inc., the
                      Subsidiary Guarantors named therein and IBJ Whitehall Bank & Trust Company (Incorporated by
                      reference to Exhibit 4.1 of the Company's current report of Form 8-K dated March 5, 1999).
         4.5     --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009 (included in Exhibit 4.4).
        10.1     --   Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.2     --   Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.3     --   Employment Agreement between the Company and Sterling B. McCall, Jr. dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.4     --   Employment Agreement between the Company and Charles M. Smith dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.5     --   Employment Agreement between the Company and John T. Turner dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.6     --   Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997
                      (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.7     --   Employment Agreement between the Company and James S. Carroll dated March 16, 1998
                      (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the
                      year-ended December 31, 1997).
        10.8     --   1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893).
        10.9     --   First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the
                      Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.10    --   Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by reference to
                      Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.11    --   Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to
                      Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.12    --   Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.13    --   Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate (Incorporated
                      by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration
                      No. 333-29893).
        10.14    --   Lease Agreement between Mike Smith Autoplaza and Olds-Honda Realty (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.15    --   Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services,
                      L.L.C., as rights agent dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.16    --   1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893).
        10.17    --   Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc.
                      (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form
                      S-1 Registration No. 333-29893).
        10.18    --   Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service
                      Agreement (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement
                      on Form S-1 Registration No. 333-29893).
        10.19    --   Approval Letter dated December 11, 1996 from Nissan Motor Corporation U.S.A. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 Registration
                      No. 333-29893).
        10.20    --   Amendment to Approval Letter from Nissan Motor Corporation U.S.A. dated September 29, 1997
                      (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1
                      Registration No. 333-29893).
        10.21    --   Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc.
                      dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893).
        10.22    --   Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated
                      April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                      Statement on Form S-1 Registration No. 333-29893).
        10.23    --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc.
                      dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's
                      Registration Statement on Form S-1 Registration No. 333-29893.
        10.24    --   Agreement between American Honda Motor Co., Inc. and the Dealership Parties dated October 23,
                      1997 (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on
                      Form S-1 Registration No. 333-29893).
        10.25    --   Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by
                      reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration
                      No. 333-29893).
        10.26    --   Form of Nissan Motor Corporation Sales and Service Agreement (Incorporated by reference to
                      Exhibit 10.26 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
        10.27    --   Lease Agreement between World Partner Enterprises Ltd. and Koons Ford, Inc. dated March 16,
                      1998 (Incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K
                      for the year-ended December 31, 1997).
        10.28    --   Operations/Lease Agreement between K.C. Partnership and Perimeter Ford, Inc. dated March 16,
                      1998 (Incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K
                      for the year-ended December 31, 1997).
        10.29    --   Lease Agreement between K.C. Partnership and Courtesy Ford, Inc. dated March 16, 1998
                      (Incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for
                      the year-ended December 31, 1997).
        10.30    --   Amended and Restated Sublease Agreement between Koons Development Co. and Koons Ford, Inc.
                      dated March 16, 1998 (Incorporated by reference to Exhibit 10.45 of the Company's Annual
                      Report on Form 10-K for the year-ended December 31, 1997).
        10.31    --   Multi-Party Agreement by and among K.C. Partnership, Ford Leasing Development Company,
                      Perimeter Ford, Inc., PF Merger, Inc. and Comerica Bank dated March 16, 1998 (Incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year-ended
                      December 31, 1997).
        10.32    --   Second Amended and Restated Revolving Credit Agreement, dated as of November 10, 1998
                      (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated
                      December 11, 1998).
        10.33    --   Stock Pledge Agreement dated December 19, 1997 (Incorporated by reference to Exhibit 10.54 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1997).
        10.34    --   Swap Transaction Letter Agreement dated January 23, 1998 (Incorporated by reference to Exhibit
                      10.55 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1997).
        10.35    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan.
        10.36    --   Agreement between Nissan Motor Corporation in USA and Group 1 Automotive, Inc. dated April 28, 1998.
        10.37    --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998.
        10.38    --   Form of Ford Motor Company Sales and Service Agreement.
        10.39    --   Form of Chrysler Corporation Sales and Service Agreement.
        11.1     --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.
        21.1     --   Group 1 Automotive, Inc. Subsidiary List.
        23.1     --   Consent of Arthur Andersen LLP.
        27.1     --   Financial Data Schedule.

