Form 10-Q
period 1999-03-31
GROUP 1 AUTOMOTIVE INC
filed 1999-05-14
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Title                                  Outstanding
                  -----                                  -----------
      Common stock, par value $.01                       20,760,441

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                MARCH 31,        DECEMBER 31,
                                                                  1999               1998
                                                               -----------       ------------
                                                               (unaudited)
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...........................        $   72,029         $   66,443
  Accounts and notes receivable, net ..................            22,022             21,373
  Inventories, net ....................................           262,940            219,176
  Deferred income taxes ...............................            12,212             11,212
  Other assets ........................................             6,291              8,718
                                                               ----------         ----------
         Total current assets .........................           375,494            326,922
                                                               ----------         ----------

PROPERTY AND EQUIPMENT, net ...........................            26,313             21,960
GOODWILL, net .........................................           134,774            123,587
OTHER ASSETS ..........................................             8,215              5,241
                                                               ----------         ----------
         Total assets .................................        $  544,796         $  477,710
                                                               ==========         ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable .............................        $  158,761         $  193,405
  Current maturities of long-term debt ................               424              2,966
  Accounts payable and accrued expenses ...............            79,223             82,300
                                                               ----------         ----------
         Total current liabilities ....................           238,408            278,671
                                                               ----------         ----------

DEBT, net of current maturities .......................             1,058             42,821
SENIOR SUBORDINATED NOTES .............................            97,791               --
OTHER LIABILITIES .....................................            19,116             20,034

STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding .............................              --                 --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 20,457,582 and 18,267,515 issued ......               205                183
  Additional paid-in capital ..........................           164,838            118,469
  Retained earnings ...................................            24,347             18,190
  Treasury stock, at cost, 43,669 and 37,366 shares ...              (967)              (658)
                                                               ----------         ----------
         Total stockholders' equity ...................           188,423            136,184
                                                               ----------         ----------
         Total liabilities and stockholders' equity ...        $  544,796         $  477,710
                                                               ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   1999                 1998
                                                               ------------         ------------
REVENUES:
  New vehicle .........................................        $    270,118         $    138,022
  Used vehicle ........................................             159,779               87,119
  Parts and service ...................................              43,774               21,568
  Other dealership revenues, net ......................              15,680                7,225
                                                               ------------         ------------
         Total revenues ...............................             489,351              253,934

COST OF SALES:
  New vehicle .........................................             247,373              127,376
  Used vehicle ........................................             146,148               80,560
  Parts and service ...................................              19,636                9,978
                                                               ------------         ------------
         Total cost of sales ..........................             413,157              217,914

GROSS PROFIT ..........................................              76,194               36,020

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ...............................              58,278               27,736

DEPRECIATION AND AMORTIZATION .........................               2,091                  819
                                                               ------------         ------------

         Income from operations .......................              15,825                7,465

OTHER INCOME AND EXPENSES:
  Floorplan interest expense ..........................              (3,847)              (1,824)
  Other interest expense, net .........................              (1,786)                (312)
  Other income (expense), net .........................                  36                  (23)
                                                               ------------         ------------

INCOME BEFORE INCOME TAXES ............................              10,228                5,306

PROVISION FOR INCOME TAXES ............................               4,071                2,192
                                                               ------------         ------------

NET INCOME ............................................        $      6,157         $      3,114
                                                               ============         ============

Earnings per share:
  Basic ...............................................        $       0.33         $       0.21
  Diluted .............................................        $       0.31         $       0.20

Weighted average shares outstanding:
  Basic ...............................................          18,921,723           15,197,670
  Diluted .............................................          19,989,005           15,596,155

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                              1999               1998
                                                                           ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................        $    6,157         $    3,114
   Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation and amortization .................................             2,091                819
    Deferred income taxes .........................................              (150)            (1,301)
    Provision for doubtful accounts and uncollectible notes .......               186                 16
    Changes in assets and liabilities -
      Accounts receivable .........................................              (572)             1,273
      Inventories .................................................           (31,439)            (6,556)
      Other assets ................................................               326             (1,167)
      Floorplan notes payable .....................................            32,882              9,279
      Accounts payable and accrued expenses .......................             4,224             (1,734)
                                                                           ----------         ----------
          Total adjustments .......................................             7,548                629
                                                                           ----------         ----------
                  Net cash provided by operating activities .......            13,705              3,743
                                                                           ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable ...................................              (502)              (705)
   Collections on notes receivable ................................               246                373
   Purchases of property and equipment ............................            (8,914)            (1,468)
   Proceeds from sales of property and equipment ..................             5,729                  2
   Cash paid in acquisitions, net of cash received ................           (18,716)           (14,318)
                                                                           ----------         ----------
                  Net cash used in investing activities ...........           (22,157)           (16,116)
                                                                           ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings under floorplan
     facilities for acquisition financing .........................           (79,851)            19,998
   Net payments on acquisition tranche of revolving credit facility           (42,000)              --
   Principal payments of long-term debt ...........................            (2,705)            (1,630)
   Borrowings of long-term debt ...................................               144                120
   Proceeds from senior subordinated notes offering, net ..........            94,781               --
   Proceeds from common stock offering, net .......................            44,070               --
   Proceeds from issuance of common stock to benefit plans ........               242               --
   Purchase of treasury stock .....................................              (643)              (159)
                                                                           ----------         ----------
                  Net cash provided by financing activities .......            14,038             18,329
                                                                           ----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................             5,586              5,956

CASH AND CASH EQUIVALENTS, beginning of period ....................            66,443             35,092
                                                                           ----------         ----------

CASH AND CASH EQUIVALENTS, end of period ..........................        $   72,029         $   41,048
                                                                           ==========         ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest .................................................        $    5,425         $    1,702
         Taxes ....................................................        $    1,223         $    1,910

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

       Group 1 Automotive, Inc. was founded to become a leading operator and consolidator in the highly fragmented automotive retailing industry. Group 1 Automotive, Inc. is a holding company with no operations or assets, other than its investments in its subsidiaries. These subsidiaries sell new and used cars and light trucks, provide maintenance and repair services and arrange finance, vehicle service and insurance contracts. Group 1 Automotive, Inc. and Subsidiaries are herein collectively referred to as the "Company" or "Group 1".

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation/Reclassifications

       All acquisitions completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform them to the current year presentation.

       Interim Financial Information

       These interim financial statements are unaudited, and certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has not been included herein. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been properly included. Due to seasonality and other factors, the results of operations for the interim periods are not necessarily indicative of the results that will be realized for the entire fiscal year.

3.   EARNINGS PER SHARE:

       Statement of Financial Accounting Standards ("SFAS") No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------
                                                                      1999                 1998
                                                                  ------------         ------------
Common stock outstanding, beginning of period ............          18,267,515           14,673,051
  Weighted average common stock issued -
     Acquisitions ........................................              60,644              537,952
     Employee Stock Purchase Plan ........................              20,297                 --
     Stock offering ......................................             622,222                 --
  Less: Weighted average treasury shares repurchased .....             (48,955)             (13,333)
                                                                  ------------         ------------

Shares used in computing basic earnings per share ........          18,921,723           15,197,670

  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock ........................           1,067,282              398,485
                                                                  ------------         ------------

Shares used in computing diluted earnings per share ......          19,989,005           15,596,155
                                                                  ============         ============

4.   BUSINESS COMBINATIONS

       During the first three months of 1999, the Company acquired five automobile dealership franchises. These acquisitions were accounted for as purchases. The consideration paid in completing these acquisitions and in settlement of certain contingent acquisition payment arrangements included approximately $18.7 million in cash, net of cash received, approximately 190,000 shares of restricted/unregistered common stock and the assumption of an estimated $12.1 million of inventory financing. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $10.9 million of goodwill, which is being amortized over 40 years.

       The following unaudited pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions, completed before March 31, 1999, assuming that they occurred on January 1, 1998 and (2) certain pro forma adjustments discussed below.

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                  1999               1998
                                                                  ----               ----
                                                          (in millions, except per share amounts)
Revenues ..............................................        $    492.7         $    423.2
Gross profit ..........................................              76.8               63.3
Income from operations ................................              15.9               13.1
Net income ............................................               6.2                4.5
Basic earnings per share ..............................              0.33               0.25
Diluted earnings per share ............................              0.31               0.24

       Pro forma adjustments included in the amounts above primarily relate to:
(a) increases in revenues related to changes in the contractual commission arrangements on certain third-party products sold by the dealerships; (b) pro forma goodwill amortization expense over an estimated useful life of 40 years;
(c) reductions in compensation expense and management fees to the level that certain management employees and owners of the acquired companies will contractually receive; (d) incremental corporate overhead costs related to personnel costs, rents, professional service fees and directors and officers liability insurance premiums; (e) increases in interest expense resulting from borrowings to complete acquisitions; and (f) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.

5.   SENIOR SUBORDINATED NOTES

       The Company completed the offering of $100 million of its 10 7/8% Senior Subordinated Notes due 2009 (the "Notes") on March 5, 1999. The Notes pay interest semi-annually on March 1, and September 1, each year beginning September 1, 1999. Before March 1, 2002, the Company may redeem up to $35 million of the Notes with the proceeds of certain public offerings of common stock at a redemption price of 110.875% of the principal amount plus accrued interest to the redemption date. Additionally, the Company may redeem all or part of the Notes at redemption prices of 105.438%, 103.625%, 101.813% and 100.000% of the principal amount plus accrued interest during the twelve month periods beginning March 1, of 2004, 2005, 2006, and 2007 and thereafter, respectively. The Notes are jointly and severally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company (the "Subsidiary Guarantors"), other than certain inconsequential subsidiaries. All of the Subsidiary Guarantors are wholly owned subsidiaries of the Company. Certain manufacturers have minimum working capital guidelines, which, under certain circumstances, may impair a subsidiary's ability to make distributions to the parent company. Separate financial statements of the Subsidiary Guarantors are not included because (i) all Subsidiary Guarantors have jointly and severally guaranteed the Notes on a full and unconditional basis, to the maximum extent permitted by law, (ii) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis, and
(iii) management has determined that such information is not material to investors.

6.   SUBSEQUENT EVENT

       The Company closed an amendment to its syndicated credit facility on May 11, 1999, increasing its credit facility to $500 million. The credit facility consists of two tranches: the floorplan tranche and the acquisition tranche. The acquisition tranche totals $110 million and, as of May 11, 1999, $110 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following should be read in conjunction with the response to Part I,
Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

       We are a leading operator and consolidator in the highly fragmented automotive retailing industry. We own automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Georgia and Colorado. At all of our dealerships we sell new and used cars and light trucks, and provide maintenance and repair services. We also operate 12 collision service centers. We expect a significant portion of our future growth to come from acquisitions of additional dealerships.

       We have diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair service sales, finance fees, insurance commissions, vehicle service contract commissions, documentary fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Other dealership revenues includes revenues from arranging financing, insurance and vehicle service contracts, net of a provision for anticipated chargebacks, and documentary fees.

       Our gross margin varies as our merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, collision repair service sales and other dealership revenues) changes. Our gross margin on the sale of products and services generally varies between approximately 7.5% and 85.0%, with new vehicle sales generally resulting in the lowest gross margin and other dealership revenues generally resulting in the highest gross margin. When our new vehicle sales increase or decrease at a rate greater than our other revenue sources, our gross margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact our merchandise mix and, therefore, influence our gross margin.

       Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned.

SELECTED OPERATIONAL AND FINANCIAL DATA

NEW VEHICLE DATA
                                                           THREE MONTHS ENDED
(dollars in thousands,                                          MARCH 31,
except per unit amounts)                                        ---------
                                                                                           INCREASE/          PERCENT
                                                        1999               1998            (DECREASE)          CHANGE
                                                     ----------         ----------         ----------          -------
Retail unit sales ...........................            11,324              5,972              5,352           89.6%
Retail sales revenues .......................        $  270,118         $  138,022         $  132,096           95.7%
Gross profit ................................        $   22,745         $   10,646         $   12,099          113.6%
Gross margin ................................               8.4%               7.7%               0.7%           9.1%
Average gross profit per retail unit sold ...        $    2,009         $    1,783         $      226           12.7%

USED VEHICLE DATA
                                                           THREE MONTHS ENDED
(dollars in thousands,                                          MARCH 31,
except per unit amounts)                                        ---------
                                                                                           INCREASE/          PERCENT
                                                        1999               1998            (DECREASE)          CHANGE
                                                     ----------         ----------         ----------          -------
Retail unit sales ...........................            10,021              5,354              4,667            87.2%
Retail sales revenues(1) ....................        $  131,713         $   70,976         $   60,737            85.6%
Gross profit ................................        $   13,631         $    6,559         $    7,072           107.8%
Gross margin ................................              10.3%               9.2%               1.1%           12.0%
Average gross profit per retail unit sold ...        $    1,360         $    1,225         $      135            11.0%

       (1) Excludes wholesale revenues.

PARTS AND SERVICE DATA
                                                           THREE MONTHS ENDED
(dollars in thousands)                                          MARCH 31,
                                                                ---------
                                                                                           INCREASE/          PERCENT
                                                        1999               1998            (DECREASE)          CHANGE
                                                     ----------         ----------         ----------          -------
Sales revenue ...............................        $   43,774         $   21,568         $   22,206           103.0%
Gross profit ................................        $   24,138         $   11,590         $   12,548           108.3%
Gross margin ................................              55.1%              53.7%               1.4%            2.6%

OTHER DEALERSHIP REVENUES, NET
                                                           THREE MONTHS ENDED
(dollars in thousands,                                          MARCH 31,
except per unit amounts)                                        ---------
                                                                                           INCREASE/          PERCENT
                                                        1999               1998            (DECREASE)          CHANGE
                                                     ----------         ----------         ----------          -------
Retail new and used unit sales ..............            21,345             11,326             10,019            88.5%
Retail sales revenues .......................        $   15,680         $    7,225         $    8,455           117.0%
Net revenues per retail unit sold ...........        $      735         $      638         $       97            15.2%

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

       REVENUES. Revenues increased $235.5 million, or 92.8%, to $489.4 million for the three months ended March 31, 1999, from $253.9 million for the three months ended March 31, 1998. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Acura, Lexus and Ford, and the acquisitions of additional dealership operations during 1998 and 1999. During the three months ended March 31, 1999, strong sales incentives and advertising programs by the manufacturers enhanced the new vehicle sales efforts of our dealerships. The growth in used vehicle revenues was primarily attributable to an emphasis on used vehicle sales in the Oklahoma and Houston markets, and the additional franchise operations acquired. The increase in parts and service revenues was due significantly to the additional dealership operations acquired, coupled with strong growth in the Houston and Beaumont markets. Other dealership revenues increased primarily due to the implementation of our vehicle service contract and insurance programs, and related training, which resulted in improved revenues per unit, and an increase in the number of retail new and used vehicle sales.

       GROSS PROFIT. Gross profit increased $40.2 million, or 111.7%, to $76.2 million for the three months ended March 31, 1999, from $36.0 million for the three months ended March 31, 1998. The increase was attributable to increased revenues and an increased gross margin to 15.6% for the three months ended

March 31, 1999, from 14.2% for the three months ended March 31, 1998. The increase in gross margin was caused primarily by improvements in other dealership revenues per unit and increases in the gross margin earned on new and used vehicle sales and parts and service sales. Additionally, changes in the merchandising mix, higher margin parts and service sales and other dealership revenues increased as a percentage of total revenues, added to the gross margin improvement. The gross margin on new retail vehicle sales improved to 8.4% from 7.7%, due significantly to strong manufacturer sales incentive and advertising programs during the quarter. The increase in gross margin on used retail vehicle sales to 10.3% from 9.2% was primarily attributable to an emphasis on used vehicles, particularly inventory management.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $30.6 million, or 110.5%, to $58.3 million for the three months ended March 31, 1999, from $27.7 million for the three months ended March 31, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as revenues and gross profit increased. Selling, general and administrative expenses decreased as a percentage of gross profit to 76.5% from 77.0% as dealership managers were able to control costs while improving sales and gross profit.

       INTEREST EXPENSE. Floorplan and other interest expense, net, increased $3.5 million, or 166.7%, to $5.6 million for the three months ended March 31, 1999, from $2.1 million for the three months ended March 31, 1998. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and additional interest expense due to borrowings to complete acquisitions. A portion of the increase is due to the completion of our offering of $100 million of senior subordinated notes during the first quarter of 1999. Until all the proceeds of the offering are utilized in completing acquisitions, we are using the funds to temporarily pay down our floorplan notes payable, which have a lower interest rate than the long-term senior subordinated notes. Partially offsetting the increases were cost reductions realized as we obtained a lower interest rate on floorplan notes payable through our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

       Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan facility and the acquisition facility, and equity and debt offerings.

CASH FLOWS

       OPERATING ACTIVITIES. During the first three months of 1999 we generated cash flow from operations of approximately $13.7 million, primarily from net income plus depreciation, an increase of $10.0 million compared to the same period in the prior year.

       INVESTING ACTIVITIES. During the first three months of 1999 we used approximately $22.2 million for investing activities, primarily related to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions. Additionally, we paid $8.9 million for purchases of property and equipment, of which $7.3 million was used for the purchase of land and construction of facilities for new or expanded operations, including the new Lexus companion dealership located in south Houston. Partially offsetting these uses of cash, we received $5.7 million from sales of property and equipment. The proceeds were received primarily from the sale of dealership properties to a REIT for approximately $5.5 million.

       FINANCING ACTIVITIES. During the first three months of 1999 we obtained approximately $14.0 million from financing activities. In March 1999, we completed offerings of 2 million shares of common stock and $100 million of senior subordinated notes with an interest rate of 10 7/8%. The proceeds of approximately $138.9 million were used to repay $59.0 borrowed under the acquisition portion of the credit facility and approximately $79.9 million of floorplan notes payable. The amounts paid down on the credit facility are expected to be drawn in the future to complete acquisitions. Additionally, in connection with the sale of the properties to a REIT, we paid off mortgages of approximately $2.5 million.

       WORKING CAPITAL. At March 31, 1999, we had working capital of $137.1 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which, under certain circumstances, may impair a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowings under our credit facility to fund our current operations.

CREDIT FACILITY

       We closed an amendment to our credit facility on May 11, 1999, increasing the credit facility to $500 million. The credit facility consists of two tranches: the floorplan tranche and the acquisition tranche. The acquisition tranche totals $110 million and, as of May 11, 1999, $110 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios.

ACQUISITION FINANCING

       We anticipate that our primary use of cash will be for the completion of acquisitions. We expect the cash needed to complete our acquisitions will come from the operating cash flows of our existing dealerships, borrowings under our credit facilities, other borrowings, or equity or debt offerings. Although we believe that we will be able to obtain sufficient capital to fund acquisitions, we cannot guarantee that such capital will be available to us at the time it is required or on terms acceptable to us.

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

       We have recognized the need to ensure that our computer systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, we have taken steps to identify potential areas of risk and are addressing these in our planning, purchasing and daily operations. We have conducted a third party survey of all of the individual dealership systems, equipment and operations and have developed an action plan, which is currently being implemented, to correct deficiencies before year-end. The total cost of converting all internal systems, equipment and operations for the year 2000 has not been fully quantified, but is not expected to be material to our financial position. In connection with acquisitions, we review and address each candidate's year 2000 readiness during the due diligence process.

       We are currently reviewing the potential adverse impact, resulting from the failure of third party service providers and vendors to prepare for the year 2000. We are dependent upon our dealerships' computer systems in our daily operations. All of our dealerships are, or are expected, by year-end, to be, using a computer system supported by a major automobile dealership computer system provider. We have contacted each of our providers and have received written assurance from them that their systems are, or will be, year 2000 ready. We are dependent upon these providers, as are most dealerships in the United States, to address the year 2000 issue.

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

CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

       This quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations include certain "forward-looking statements" within the meeting of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things:

       o      future acquisitions;

       o      expected future cost savings;

       o      future capital expenditures;

       o trends affecting our future financial condition or results of operations; and

       o      our business strategy regarding future operations.

       Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results for a number of reasons, including;

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

       This information and additional factors that could affect our operating results and performance are described in our filings with the SEC. We urge you to carefully consider those factors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve us that, in our opinion, based on current known facts and circumstances, could reasonably be expected to have a material adverse effect on our financial position.

ITEM 2. CHANGES IN SECURITIES

       We have entered into agreements to purchase all of the outstanding capital stock or purchase certain assets and assume certain liabilities of various automobile dealerships for cash and shares of our common stock. The following is a summary of the transactions in which stock was or is to be issued:

                        DATE SECURITIES
 DATE OF AGREEMENT           ISSUED                 ACQUISITION                SHARES
-------------------    -----------------    -----------------------------     ---------
December 17, 1997       March 24, 1999       Carroll Automotive Group           20,981
February 25, 1998       March 15, 1999       Johns Automotive Group            151,260
November 20, 1998       February 4, 1999     Sunshine Buick, Pontiac, GMC       17,826
November 25, 1998       April 14, 1999       Tidwell Ford                      346,558
January 25, 1999        Pending closing      Messer Automotive Group           548,647
March 10, 1999          Pending closing      Sansing Automotive Group          529,332

       We are relying on Regulation D under the Securities Act of 1933, as amended, as an exemption from registration of the Common Stock to be issued in the acquisitions. We believe we are justified in relying on such exemption since all but four stockholders of the groups who have or will receive shares of our common stock are "accredited investors" under Regulation D, and we have otherwise complied with Regulation D.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.     EXHIBITS:

       10.1   Second Amendment to Group 1 Automotive, Inc. 1996 Stock Incentive
              Plan

       10.2 Asset purchase agreement by and among Delaware Acquisitions-F, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., and Gene Messer Ford of Amarillo, Inc. dated January 25, 1999.

       10.3 Asset purchase agreement by and among Delaware Acquisitions-CC, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., Delaware Acquisitions-GM, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., and Gene Messer Cadillac, Inc. dated January 25, 1999.

       10.4 Asset purchase agreement by and among Delaware Acquisitions-F, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., and Gene Messer Ford, Inc. dated January 25, 1999.

       10.5 Asset purchase agreement by and among Delaware Acquisitions-T, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., and Messer, Wessels and Messer, Inc. dated January 25, 1999.

       10.6 Asset purchase agreement by and among Delaware Acquisitions-F, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., and Rockwall Ford-Mercury, Ltd. dated January 25, 1999.

       10.7 Asset purchase agreement by and among Lubbock Automotive-M, Inc., a wholly owned subsidiary of Group 1 Automotive, Inc., and Gene Messer Imports, Inc. dated January 25, 1999.

       11.1   Statement re: computation of earnings per share is included under
              Note 3 to the financial statements.

       27.1   Financial Data Schedule.

B.     REPORTS ON FORM 8-K:

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


                                   Group 1 Automotive, Inc.

May 14, 1999                       By: /s/ Scott L. Thompson
------------                           ----------------------------------------
Date                                   Scott L. Thompson, Senior Vice President,
                                       Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS


     EXHIBIT
       NO.                         DESCRIPTION
     -------                       -----------
       10.1   Second Amendment to Group 1 Automotive, Inc. 1996 Stock Incentive
              Plan

       10.2   Asset purchase agreement by and among Delaware Acquisitions-F, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., and Gene
              Messer Ford of Amarillo, Inc. dated January 25, 1999.

       10.3   Asset purchase agreement by and among Delaware Acquisitions-CC, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., Delaware
              Acquisitions-GM, L.L.C., a wholly owned subsidiary of Group 1
              Automotive, Inc., and Gene Messer Cadillac, Inc. dated January 25,
              1999.

       10.4   Asset purchase agreement by and among Delaware Acquisitions-F, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., and Gene
              Messer Ford, Inc. dated January 25, 1999.

       10.5   Asset purchase agreement by and among Delaware Acquisitions-T, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., and Messer,
              Wessels and Messer, Inc. dated January 25, 1999.

       10.6   Asset purchase agreement by and among Delaware Acquisitions-F, L.L.C., a wholly owned subsidiary of Group 1 Automotive, Inc., and Rockwall
              Ford-Mercury, Ltd. dated January 25, 1999.

       10.7   Asset purchase agreement by and among Lubbock Automotive-M, Inc., a wholly owned subsidiary of Group 1 Automotive, Inc., and Gene Messer
              Imports, Inc. dated January 25, 1999.

       11.1   Statement re: computation of earnings per share is included under
              Note 3 to the financial statements.

       27.1   Financial Data Schedule.