Form 10-Q
period 1999-06-30
GROUP 1 AUTOMOTIVE INC
filed 1999-08-16
CIK 1031203

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

                                 (713) 467-6268
              (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Title                                  Outstanding
                 -----                                  -----------
      Common stock, par value $.01                       21,236,524

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                          JUNE 30,     DECEMBER 31,
                                                           1999           1998
                                                         ---------      ---------
                                                        (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................     $  92,504      $  66,443
  Accounts and notes receivable, net ...............        28,335         21,373
  Inventories, net .................................       326,679        219,176
  Deferred income taxes ............................        13,592         11,212
  Other assets .....................................         7,250          8,718
                                                         ---------      ---------
         Total current assets ......................       468,360        326,922
                                                         ---------      ---------

PROPERTY AND EQUIPMENT, net ........................        30,044         21,960
GOODWILL, net ......................................       197,624        123,587
OTHER ASSETS .......................................         7,239          5,241
                                                         ---------      ---------
         Total assets ..............................     $ 703,267      $ 477,710
                                                         =========      =========




        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Floorplan notes payable ..........................     $ 280,258      $ 193,405
  Current maturities of long-term debt .............           506          2,966
  Accounts payable and accrued expenses ............        93,316         82,300
                                                         ---------      ---------
         Total current liabilities .................       374,080        278,671
                                                         ---------      ---------

DEBT, net of current maturities ....................         1,366         42,821
SENIOR SUBORDINATED NOTES ..........................        97,823           --
OTHER LIABILITIES ..................................        19,788         20,034

STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding ..........................          --             --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 21,221,366 and 18,267,515 issued ...           212            183
  Additional paid-in capital .......................       176,759        118,469
  Retained earnings ................................        33,523         18,190
  Treasury stock, at cost, 12,325 and 37,366
    shares .........................................          (284)          (658)
                                                         ---------      ---------
         Total stockholders' equity ................       210,210        136,184
                                                         ---------      ---------
         Total liabilities and stockholders'
          equity ...................................     $ 703,267      $ 477,710
                                                         =========      =========

                     The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)


                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                         -----------------------------       ------------------------------
                                             1999              1998              1999              1998
                                         ------------      ------------      ------------      ------------
REVENUES:
  New vehicle ......................     $    362,409      $    251,019      $    632,527      $    389,041
  Used vehicle .....................          191,560           133,625           351,339           220,745
  Parts and service ................           51,498            34,154            95,272            55,722
  Other dealership revenues, net ...           19,932            12,733            35,612            19,958
                                         ------------      ------------      ------------      ------------
         Total revenues ............          625,399           431,531         1,114,750           685,466

COST OF SALES:
  New vehicle ......................          332,915           231,504           580,288           358,880
  Used vehicle .....................          175,636           123,898           321,785           204,458
  Parts and service ................           23,191            15,776            42,827            25,754
                                         ------------      ------------      ------------      ------------
         Total cost of sales .......          531,742           371,178           944,900           589,092


GROSS PROFIT .......................           93,657            60,353           169,850            96,374


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ............           68,621            45,044           126,899            72,780

DEPRECIATION EXPENSE ...............            1,144               947             2,177             1,523

AMORTIZATION EXPENSE ...............            1,365               569             2,423               812
                                         ------------      ------------      ------------      ------------

         Income from operations ....           22,527            13,793            38,351            21,259


OTHER INCOME AND EXPENSES:
  Floorplan interest expense .......           (4,338)           (3,479)           (8,185)           (5,304)
  Other interest expense, net ......           (3,015)             (627)           (4,801)             (938)
  Other income (expense), net ......               69               (24)              105               (48)
                                         ------------      ------------      ------------      ------------


INCOME BEFORE INCOME TAXES .........           15,243             9,663            25,470            14,969


PROVISION FOR INCOME TAXES .........            6,066             4,042            10,137             6,234
                                         ------------      ------------      ------------      ------------


NET INCOME .........................     $      9,177      $      5,621      $     15,333      $      8,735
                                         ============      ============      ============      ============


Earnings per share:
  Basic ............................     $       0.44      $       0.32      $       0.77      $       0.54
  Diluted ..........................     $       0.42      $       0.31      $       0.73      $       0.52

Weighted average shares outstanding:
  Basic ............................       20,947,850        17,441,678        19,940,384        16,325,873
  Diluted ..........................       21,960,640        18,128,366        20,980,269        16,869,256

                  The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                              1999            1998
                                                                            ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................................     $ 15,333      $  8,735
  Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation and amortization ......................................        4,600         2,335
    Deferred income taxes ..............................................         (279)       (2,356)
    Provision for doubtful accounts and uncollectible notes ............          447           110
    Gain on sale of assets .............................................          (38)           (3)
    Changes in assets and liabilities -
      Accounts receivable ..............................................       (5,907)       (1,763)
      Inventories ......................................................      (42,098)        9,586
      Other assets .....................................................          843            46
      Floorplan notes payable ..........................................       48,554       (17,268)
      Accounts payable and accrued expenses ............................       15,319         9,922
                                                                             --------      --------
          Total adjustments ............................................       21,441           609
                                                                             --------      --------
                  Net cash provided by operating activities ............       36,774         9,344
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable ........................................       (1,080)       (1,180)
   Collections on notes receivable .....................................          444           699
   Purchases of property and equipment .................................      (12,798)       (5,351)
   Proceeds from sales of property and equipment .......................        5,743            15
   Cash paid in acquisitions, net of cash received .....................      (76,541)      (50,057)
                                                                             --------      --------
                  Net cash used in investing activities ................      (84,232)      (55,874)
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings under floorplan
     facilities for acquisition financing ..............................      (20,388)       33,523
   Net (payments) borrowings on acquisition tranche of revolving
     credit facility ...................................................      (42,000)       50,000
   Principal payments of long-term debt ................................       (2,863)       (2,020)
   Borrowings of long-term debt ........................................          192           192
   Proceeds from senior subordinated notes offering, net ...............       94,781          --
   Proceeds from common stock offering, net ............................       44,070          --
   Proceeds from issuance of common stock to benefit plans .............        1,872           459
   Purchase of treasury stock ..........................................       (2,145)       (1,145)
                                                                             --------      --------
                  Net cash provided by financing activities ............       73,519        81,009
                                                                             --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................       26,061        34,479

CASH AND CASH EQUIVALENTS, beginning of period .........................       66,443        35,092
                                                                             --------      --------

CASH AND CASH EQUIVALENTS, end of period ...............................     $ 92,504      $ 69,571
                                                                             ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest ......................................................     $  9,647      $  5,428
         Taxes .........................................................     $ 10,614      $  6,801

                  The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc. was founded to become a leading operator and consolidator in the highly fragmented automotive retailing industry. Group 1 Automotive, Inc. is a holding company with its primary operations and assets being its investments in its subsidiaries. These subsidiaries sell new and used cars and light trucks, provide maintenance and repair services and arrange finance, vehicle service and insurance contracts. Group 1 Automotive, Inc. and Subsidiaries are herein collectively referred to as the "Company" or "Group 1".

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

                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                 ----------------------------      ----------------------------
                                                                     1999            1998              1999            1998
                                                                 -----------      -----------      -----------      -----------
Common stock outstanding, beginning of period...............      20,457,582       16,045,069       18,267,515       14,673,051
  Weighted average common stock issued -
     Acquisitions ..........................................         476,193        1,349,995          366,820        1,664,241
     Employee Stock Purchase Plan ..........................          52,006           56,140           46,589           28,382
     Stock offering ........................................            --               --          1,318,765             --
     Stock options exercised ...............................          16,791              454            8,489              228
  Less: Weighted average treasury shares repurchased .......         (54,722)          (9,980)         (67,794)         (40,029)
                                                                 -----------      -----------      -----------      -----------

Shares used in computing basic earnings per share ..........      20,947,850       17,441,678       19,940,384       16,325,873

  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock ..........................       1,012,790          686,688        1,039,885          543,383
                                                                 -----------      -----------      -----------      -----------

Shares used in computing diluted earnings per share ........      21,960,640       18,128,366       20,980,269       16,869,256
                                                                 ===========      ===========      ===========      ===========

4. BUSINESS COMBINATIONS

         During the first six months of 1999, the Company acquired 22 automobile dealership franchises. These acquisitions were accounted for as purchases. The consideration paid in completing these acquisitions and relating to certain contingent acquisition payment arrangements from previous transactions included approximately $76.5 million in cash, net of cash received, approximately 930,000 shares of restricted/unregistered common stock, the assumption of an estimated $57.6 million of inventory financing and the assumption of approximately $500,000 of notes payable. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $76.0 million of goodwill, which is being amortized over 40 years.

         The following unaudited pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions completed before June 30, 1999, assuming that they occurred on January 1, 1998, (2) the completion of our March 1999 offerings of two million shares of common stock and $100 million of senior subordinated notes assuming they occurred on January 1, 1998, and (3) certain pro forma adjustments discussed below.

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                   1999               1998
                                                  ------             ------
                                           (in millions, except per share amounts)
Revenues .............................          $ 1,263.7          $ 1,117.7
Gross profit .........................              192.2              161.1
Income from operations ...............               46.4               36.8
Net income ...........................               17.9               12.6
Basic earnings per share .............               0.85               0.60
Diluted earnings per share ...........               0.81               0.59

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


OVERVIEW

         We are a leading operator and consolidator in the highly fragmented automotive retailing industry. We own automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Georgia and Colorado. At all of our dealerships we sell new and used cars and light trucks, and provide maintenance and repair services. We also operate 15 collision service centers. We expect a significant portion of our future growth to come from acquisitions of additional dealerships.

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


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

NEW VEHICLE DATA

                                                 THREE MONTHS ENDED
(dollars in thousands,                                JUNE 30,
except per unit amounts)                      ----------------------      INCREASE/      PERCENT
                                                1999          1998       (DECREASE)       CHANGE
                                              --------      --------     ----------      -------
Retail unit sales .......................       15,046        10,767         4,279        39.7%
Retail sales revenues ...................     $362,409      $251,019      $111,390        44.4%
Gross profit ............................     $ 29,494      $ 19,515      $  9,979        51.1%
Gross margin ............................          8.1%          7.8%          0.3%        3.8%
Average gross profit per retail unit
 sold ...................................     $  1,960      $  1,812      $    148         8.2%

USED VEHICLE DATA

                                                     THREE MONTHS ENDED
(dollars in thousands,                                    JUNE 30,
except per unit amounts)                           ----------------------      INCREASE/     PERCENT
                                                     1999          1998       (DECREASE)      CHANGE
                                                   --------      --------     ----------     -------
Retail unit sales ............................       11,651         7,991         3,660        45.8%
Retail sales revenues (1) ....................     $156,634      $106,578      $ 50,056        47.0%
Gross profit .................................     $ 15,924      $  9,727      $  6,197        63.7%
Gross margin .................................         10.2%          9.1%          1.1%       12.1%
Average gross profit per retail unit sold ....     $  1,367      $  1,217      $    150        12.3%

---------

         (1)  Excludes wholesale revenues.


PARTS AND SERVICE DATA

                           THREE MONTHS ENDED
                                JUNE 30,
(dollars in thousands)   --------------------      INCREASE/  PERCENT
                           1999         1998      (DECREASE)   CHANGE
                         -------      -------     ----------  -------
Sales revenue ......     $51,498      $34,154      $17,344      50.8%
Gross profit .......     $28,307      $18,378      $ 9,929      54.0%
Gross margin .......        55.0%        53.8%         1.2%      2.2%


OTHER DEALERSHIP REVENUES, NET

                                              THREE MONTHS ENDED
(dollars in thousands,                             JUNE 30,
except per unit amounts)                     -------------------     INCREASE/  PERCENT
                                               1999        1998     (DECREASE)  CHANGE
                                             -------     -------    ----------  -------
Retail new and used unit sales .........      26,697      18,758       7,939     42.3%
Retail sales revenues ..................     $19,932     $12,733     $ 7,199     56.5%
Net revenues per retail unit sold ......     $   747     $   679     $    68     10.0%



THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         REVENUES. Revenues increased $193.9 million, or 44.9%, to $625.4 million for the three months ended June 30, 1999, from $431.5 million for the three months ended June 30, 1998. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Acura, Chevrolet, Honda and Toyota, and the acquisitions of additional dealership operations during 1998 and 1999. The growth in used vehicle revenues was primarily attributable to an emphasis on used vehicle sales in the Oklahoma and New Mexico markets, and the additional dealership operations acquired. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Houston and Beaumont markets. Other dealership revenues increased primarily due to the implementation of our vehicle service contract and insurance programs, and related training, which resulted in improved revenues per unit, and an increase in the number of retail new and used vehicle sales.

         GROSS PROFIT. Gross profit increased $33.3 million, or 55.1%, to $93.7 million for the three months ended June 30, 1999, from $60.4 million for the three months ended June 30, 1998. The increase was attributable to increased revenues and an increased gross margin to 15.0% for the three months ended June 30, 1999, from 14.0% for the three months ended June 30, 1998. The increase in gross margin was caused primarily by improvements in other dealership revenues per unit and increases in the gross margin on new and used vehicle sales and parts and service sales. Additionally, changes in the merchandising mix, higher margin parts and service sales and other dealership revenues increased as a percentage of total revenues, added to the gross margin improvement. The gross margin on new retail vehicle sales improved to 8.1% from 7.8%, due to our dealership managers performing well in a favorable market and our sales training programs. The increase in gross margin on used retail vehicle sales to 10.2% from 9.1% was primarily attributable to our dealership managers performing well in a favorable operating environment, our sales training programs and an emphasis on used vehicles, particularly inventory management.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $23.6 million, or 52.4%, to $68.6 million for the three months ended June 30, 1999, from $45.0 million for the three months ended June 30, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses decreased as a percentage of gross profit to 73.3% from 74.6% due primarily to increased operating leverage.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $3.3 million, or 80.5%, to $7.4 million for the three months ended June 30, 1999, from $4.1 million for the three months June 30, 1998. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and additional interest expense due to borrowings to complete acquisitions. A portion of the increase is due to the completion of our offering of $100 million of senior subordinated notes during the first quarter of 1999. Until all the proceeds of the offering are utilized in completing acquisitions, we are using the funds to temporarily pay down our floorplan notes payable, which have a lower interest rate than the long-term senior subordinated notes. Partially offsetting the increases was a cost reduction realized from obtaining a lower interest rate on our floorplan notes payable.


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998


NEW VEHICLE DATA

                                                                SIX MONTHS ENDED
(dollars in thousands,                                              JUNE 30,
except per unit amounts)                                  ----------------------------         INCREASE/        PERCENT
                                                            1999                1998          (DECREASE)        CHANGE
                                                          --------            --------        ----------        -------
Retail unit sales...........................                26,370              16,739            9,631           57.5%
Retail sales revenues.......................              $632,527            $389,041         $243,486           62.6%
Gross profit................................              $ 52,239            $ 30,161         $ 22,078           73.2%
Gross margin................................                   8.3%                7.8%             0.5%           6.4%
Average gross profit per retail unit sold...              $  1,981            $  1,802         $    179            9.9%

USED VEHICLE DATA

                                                                SIX MONTHS ENDED
(dollars in thousands,                                              JUNE 30,
except per unit amounts)                                  ----------------------------         INCREASE/        PERCENT
                                                            1999                1998          (DECREASE)        CHANGE
                                                          --------            --------        ----------        -------
Retail unit sales...........................                21,672              13,345            8,327           62.4%
Retail sales revenues (1)...................              $288,347            $177,554         $110,793           62.4%
Gross profit................................              $ 29,554            $ 16,287         $ 13,267           81.5%
Gross margin................................                  10.2%                9.2%             1.0%          10.9%
Average gross profit per retail unit sold...              $  1,364            $  1,220         $    144           11.8%

------------------

         (1) Excludes wholesale revenues.


PARTS AND SERVICE DATA

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
(dollars in thousands)                                     ---------------------------         INCREASE/        PERCENT
                                                            1999                1998          (DECREASE)        CHANGE
                                                           -------             -------        ----------        -------
Sales revenue...............................               $95,272             $55,722          $39,550           71.0%
Gross profit................................               $52,445             $29,968          $22,477           75.0%
Gross margin................................                  55.0%               53.8%             1.2%           2.2%


OTHER DEALERSHIP REVENUES, NET

                                                                SIX MONTHS ENDED
(dollars in thousands,                                              JUNE 30,
except per unit amounts)                                   ---------------------------         INCREASE/        PERCENT
                                                            1999                1998          (DECREASE)        CHANGE
                                                           -------             -------        ----------        -------
Retail new and used unit sales..............                48,042              30,084           17,958           59.7%
Retail sales revenues.......................               $35,612             $19,958          $15,654           78.4%
Net revenues per retail unit sold...........               $   741             $   663          $    78           11.8%


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         REVENUES. Revenues increased $429.3 million, or 62.6%, to $1,114.8 million for the six months ended June 30, 1999, from $685.5 million for the six months ended June 30, 1998. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Chevrolet, Honda and Toyota, and the acquisitions of additional dealership operations during 1998 and 1999. The growth in used vehicle revenues was primarily attributable to an emphasis on used vehicle sales in the Oklahoma, Houston, and New Mexico markets, and the additional dealership operations acquired. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Houston and Beaumont markets. Other dealership revenues increased primarily due to the implementation of our vehicle service contract and insurance programs, and related training, which resulted in improved revenues per unit, and an increase in the number of retail new and used vehicle sales.

         GROSS PROFIT. Gross profit increased $73.5 million, or 76.2%, to $169.9 million for the six months ended June 30, 1999, from $96.4 million for the six months ended June 30, 1998. The increase was attributable to increased revenues and an increased gross margin to 15.2% for the six months ended June 30, 1999, from 14.1% for the six months ended June 30, 1998. The increase in gross margin was caused primarily by improvements in other dealership revenues per unit and increases in the gross margin on new and used vehicle sales and parts and service sales. Additionally, changes in the merchandising mix, higher margin parts and service sales and other dealership revenues increased as a percentage of total revenues, added to the gross margin improvement. The gross margin on new retail vehicle sales improved to 8.3% from 7.8%, due to our dealership managers performing well in a favorable market and our sales training programs. The increase in gross margin on used retail vehicle sales to 10.2% from 9.2% was primarily attributable to our dealership managers performing well in a favorable operating environment, our sales training and an emphasis on used vehicles, particularly inventory management.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $54.1 million, or 74.3%, to $126.9 million for the six months ended June 30, 1999, from $72.8 million for the six months ended June 30, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses decreased as a percentage of gross profit to 74.7% from 75.5% due primarily to increased operating leverage.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $6.8 million, or 109.7%, to $13.0 million for the six months ended June 30, 1999, from $6.2 million for the six months ended June 30, 1998. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and additional interest expense due to borrowings to complete acquisitions. A portion of the increase is due to the completion of our offering of $100 million of senior subordinated notes during the first quarter of 1999. Until all the proceeds of the offering are utilized in completing acquisitions, we are using the funds to temporarily pay down our floorplan notes payable, which have a lower interest rate than the long-term senior subordinated notes. Partially offsetting the increases was a cost reduction realized from obtaining a lower interest rate on our floorplan notes payable.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan facility and the acquisition facility, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first six months of 1999 we generated cash flow from operations of approximately $36.8 million, primarily from net income plus depreciation, an increase of $27.5 million compared to the same period in the prior year. Excluding working capital changes, cash flows from operating activities increased $11.2 million.

         INVESTING ACTIVITIES. During the first six months of 1999 we used approximately $84.2 million for investing activities, primarily related to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions. Additionally, we paid $12.8 million for purchases of property and equipment, of which $9.5 million was used for the purchase of land and construction of facilities for new or expanded operations, including the new Lexus companion dealership located in south Houston. Partially offsetting these uses of cash, we received $5.7 million from sales of property and equipment. The proceeds were received primarily from the sale of dealership properties to a REIT for approximately $5.5 million, and for which no gain or loss was recognized.

         FINANCING ACTIVITIES. During the first six months of 1999 we obtained approximately $73.5 million from financing activities. In March 1999, we completed offerings of 2 million shares of common stock and $100 million of senior subordinated notes with an interest rate of 10 7/8%. The proceeds of approximately $138.9 million were used to repay $59.0 million borrowed under the acquisition portion of the credit facility and approximately $79.9 million of floorplan notes payable. Approximately $59.5 million of the amount paid down on the floorplan notes payable has been drawn to complete acquisitions. The remaining amounts paid down on the credit facility are expected to be drawn in the future to complete acquisitions.

Additionally, in connection with the sale of the properties to a REIT, we paid off mortgages of approximately $2.5 million.

         WORKING CAPITAL. At June 30, 1999, we had working capital of $94.3 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which, under certain circumstances, may impair a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowings under our credit facility to fund our current operations.


CREDIT FACILITY

         We closed an amendment to our credit facility on May 11, 1999, increasing the credit facility to $500 million. The credit facility consists of two tranches: the floorplan tranche and the acquisition tranche. The acquisition tranche totals $110 million and, as of August 13, 1999, $110 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about our market sensitive financial instruments updates the information provided as of December 31, 1998, in our Annual Report on form 10-K and constitutes a "forward-looking statement". Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading.

         Since December 31, 1998, our floorplan notes payable have increased due primarily to acquisitions of additional dealership operations and increases in inventory levels. Additionally, in March 1999, we completed offerings of two million shares of common stock and $100 million of senior subordinated notes with a fixed interest rate of 10 7/8%. The notes mature in March 2009 and no principal payments are due prior to that date. The proceeds from the offerings have been utilized to pay off borrowings under the credit facility and complete acquisitions. As of June 30, 1999, there were no amounts outstanding under the acquisition portion of the credit facility. Additionally, there have been no changes in the interest swap positions held by us since December 31, 1998.

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


ITEM 2. CHANGES IN SECURITIES

         We have entered into agreements to purchase all of the outstanding capital stock or purchase certain assets and assume certain liabilities of various automobile dealerships for cash and shares of our common stock. The following is a summary of the transactions in which stock was or is to be issued:

                                 DATE SECURITIES
DATE OF AGREEMENT                ISSUED                      ACQUISITION                                 SHARES
-----------------------------    ------------------------    ----------------------------------------    -----------
November 25, 1998                April 14, 1999              Tidwell Ford                                346,558
January 25, 1999                 June 9, 1999                Messer Automotive Group                     393,226


         We are relying on Regulation D under the Securities Act of 1933, as amended, as an exemption from registration of the Common Stock to be issued in the acquisitions. We believe we are justified in relying on such exemption since all but two stockholders of the groups who have received shares of our common stock are "accredited investors" under Regulation D, and we have otherwise complied with Regulation D.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the May 12, 1999 Annual Meeting of Stockholders, our stockholders voted on four matters.

         (1)      Election of two Directors:

                  The stockholders elected the two nominees as directors for three-year terms based on the following voting results:

                                             VOTES CAST:
                                             -------------------------------------
                                                                  AGAINST OR
           NOMINEE ELECTED                   FOR                  WITHHELD
           ------------------------------    ----------------     ----------------
           John H. Duncan                    18,996,008           16,474
           Charles M. Smith                  18,995,016           17,466

         (2)      Approval of amendment to 1996 Stock Incentive Plan:

                  The stockholders approved the amendment to the 1996 Stock Incentive Plan. The results of the voting were as follows:

                      For                               15,844,162
                      Against                            1,567,637
                      Abstain                                4,772

         (3)      Approval of amendment to 1998 Employee Stock Purchase Plan:

                  The stockholders approved the amendment to the 1998 Employee Stock Purchase Plan. The results of the voting were as follows:

                      For                               17,323,840
                      Against                               70,533
                      Abstain                                3,297

         (4)      Appointment of Independent Public Accountants:

                  The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for 1999. The results of the voting were as follows:

                      For                               18,731,673
                      Against                                1,120
                      Abstain                              279,689



ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS:

         11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

         27.1     Financial Data Schedule.

B. REPORTS ON FORM 8-K:

         On April 6, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

         On April 28, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

         On May 25, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Group 1 Automotive, Inc.

August 16, 1999                   By:/s/ Scott L. Thompson
Date                                 ------------------------------------------
                                      Scott L. Thompson, Senior Vice President,
                                      Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX
Exhibit
Number                              Description
-------                             -----------

27.1             Financial Data Schedule