Form 10-Q
period 1999-09-30
GROUP 1 AUTOMOTIVE INC
filed 1999-11-15
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


                         Commission file number: 1-13461


                            GROUP 1 AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                    76-0506313
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                            950 Echo Lane, Suite 100
                              Houston, Texas 77024
               (Address of principal executive offices) (Zip code)

                                 (713) 647-5700
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Title                                   Outstanding
                -----                                   -----------

      Common stock, par value $.01                       21,245,551

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              1999             1998
                                                          -------------    -------------
                                                           (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...........................   $     103,947    $      66,443
  Accounts and notes receivable, net ..................          32,370           21,373
  Inventories, net ....................................         289,314          219,176
  Deferred income taxes ...............................          13,028           11,212
  Other assets ........................................           3,445            8,718
                                                          -------------    -------------
         Total current assets .........................         442,104          326,922
                                                          -------------    -------------

PROPERTY AND EQUIPMENT, net ...........................          36,492           21,960
GOODWILL, net .........................................         200,468          123,587
OTHER ASSETS ..........................................          10,201            5,241
                                                          -------------    -------------
         Total assets .................................   $     689,265    $     477,710
                                                          =============    =============




        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Floorplan notes payable .............................   $     246,241    $     193,405
  Current maturities of long-term debt ................           1,101            2,966
  Accounts payable and accrued expenses ...............         100,228           82,300
                                                          -------------    -------------
         Total current liabilities ....................         347,570          278,671
                                                          -------------    -------------

DEBT, net of current maturities .......................           4,177           42,821
SENIOR SUBORDINATED NOTES .............................          97,855               --
OTHER LIABILITIES .....................................          19,368           20,034

STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding .............................              --               --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 21,261,366 and 18,267,515 issued ......             213              183
  Additional paid-in capital ..........................         176,412          118,469
  Retained earnings ...................................          44,042           18,190
  Treasury stock, at cost, 14,522 and 37,366 shares ...            (372)            (658)
                                                          -------------    -------------
         Total stockholders' equity ...................         220,295          136,184
                                                          -------------    -------------
         Total liabilities and stockholders' equity ...   $     689,265    $     477,710
                                                          =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)


                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                               ----------------------------    ----------------------------
                                                   1999            1998            1999            1998
                                               ------------    ------------    ------------    ------------

REVENUES:
  New vehicle ..............................   $    418,244    $    273,282    $  1,050,771    $    662,323
  Used vehicle .............................        203,059         142,351         554,398         363,096
  Parts and service ........................         58,188          41,542         153,460          97,264
  Other dealership revenues, net ...........         22,299          14,875          57,911          34,833
                                               ------------    ------------    ------------    ------------
         Total revenues ....................        701,790         472,050       1,816,540       1,157,516

COST OF SALES:
  New vehicle ..............................        382,941         251,038         963,229         609,918
  Used vehicle .............................        187,070         130,722         508,855         335,180
  Parts and service ........................         26,684          19,327          69,511          45,081
                                               ------------    ------------    ------------    ------------
         Total cost of sales ...............        596,695         401,087       1,541,595         990,179


GROSS PROFIT ...............................        105,095          70,963         274,945         167,337


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ....................         76,558          52,502         203,457         125,282

DEPRECIATION EXPENSE .......................          1,220           1,127           3,397           2,650

AMORTIZATION EXPENSE .......................          1,605             913           4,028           1,725
                                               ------------    ------------    ------------    ------------

         Income from operations ............         25,712          16,421          64,063          37,680


OTHER INCOME AND EXPENSES:
  Floorplan interest expense ...............         (5,438)         (3,690)        (13,623)         (8,994)
  Other interest expense, net ..............         (2,904)         (1,767)         (7,705)         (2,705)
  Other income (expense), net ..............            104              40             209              (8)
                                               ------------    ------------    ------------    ------------


INCOME BEFORE INCOME TAXES .................         17,474          11,004          42,944          25,973


PROVISION FOR INCOME TAXES .................          6,955           4,489          17,092          10,723
                                               ------------    ------------    ------------    ------------


NET INCOME .................................   $     10,519    $      6,515    $     25,852    $     15,250
                                               ============    ============    ============    ============


Earnings per share:
  Basic ....................................   $       0.49    $       0.36    $       1.27    $       0.90
  Diluted ..................................   $       0.48    $       0.35    $       1.21    $       0.87

Weighted average shares outstanding:
  Basic ....................................     21,253,799      18,199,646      20,383,000      16,957,327
  Diluted ..................................     22,106,027      18,855,004      21,359,645      17,538,446



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1999            1998
                                                                   -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................   $     25,852    $     15,250
   Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation and amortization ...............................          7,425           4,375
    Deferred income taxes .......................................           (800)         (6,127)
    Provision for doubtful accounts and uncollectible notes .....            862             219
    Gain on sale of assets ......................................            (67)           (123)
    Changes in assets and liabilities -
      Accounts receivable .......................................        (10,241)         (6,210)
      Inventories ...............................................            120          25,864
      Other assets ..............................................         (1,360)           (821)
      Floorplan notes payable ...................................          5,254         (34,819)
      Accounts payable and accrued expenses .....................         21,048          12,208
                                                                    ------------    ------------
          Total adjustments .....................................         22,241          (5,434)
                                                                    ------------    ------------
                  Net cash provided by operating activities .....         48,093           9,816
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable .................................         (1,900)         (1,760)
   Collections on notes receivable ..............................            772             947
   Purchases of property and equipment ..........................        (21,060)         (7,218)
   Proceeds from sales of property and equipment ................         11,457             152
   Cash paid in acquisitions, net of cash received ..............        (82,775)        (68,122)
                                                                    ------------    ------------
                  Net cash used in investing activities .........        (93,506)        (76,001)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings under floorplan facilities
     for acquisition financing ..................................        (14,154)         33,523
   Net (payments) borrowings on acquisition tranche of
     revolving credit facility ..................................        (42,000)         56,000
   Principal payments of long-term debt .........................         (3,029)         (2,632)
   Borrowings of long-term debt .................................          3,764             214
   Proceeds from senior subordinated notes offering, net ........         94,781              --
   Proceeds from common stock offering, net .....................         44,070              --
   Proceeds from issuance of common stock to benefit plans ......          3,075           1,128
   Purchase of treasury stock ...................................         (3,590)         (1,737)
                                                                    ------------    ------------
                  Net cash provided by financing activities .....         82,917          86,496
                                                                    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................         37,504          20,311

CASH AND CASH EQUIVALENTS, beginning of period ..................         66,443          35,092
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period ........................   $    103,947    $     55,403
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest ...............................................   $     20,886    $     10,702
         Taxes ..................................................   $     14,923    $     12,293


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc. was founded to become a leading operator and consolidator in the highly fragmented automotive retailing industry. Group 1 Automotive, Inc. is a holding company with its primary operations and assets being its investments in its subsidiaries. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites, provide maintenance and repair services and arrange finance, vehicle service and insurance contracts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the "Company" or "Group 1".


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


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  1999            1998             1999              1998
                                                             -------------    -------------    -------------    -------------

Common stock outstanding, beginning of period ............      21,221,366       17,759,531       18,267,515       14,673,051
  Weighted average common stock issued -
     Acquisitions ........................................              --          386,025          556,560        2,280,121
     Employee Stock Purchase Plan ........................          59,982           61,546           89,839           58,259
     Stock offering ......................................              --               --        1,550,834               --
     Stock options exercised .............................          23,261           12,435           21,555            4,731
  Less: Weighted average treasury shares repurchased .....         (50,810)         (19,891)        (103,303)         (58,835)
                                                             -------------    -------------    -------------    -------------

Shares used in computing basic earnings per share ........      21,253,799       18,199,646       20,383,000       16,957,327

  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock ........................         852,228          655,358          976,645          581,119
                                                             -------------    -------------    -------------    -------------

Shares used in computing diluted earnings per share ......      22,106,027       18,855,004       21,359,645       17,538,446
                                                             =============    =============    =============    =============

4.   BUSINESS COMBINATIONS:

         During the first nine months of 1999, the Company acquired 23 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions and satisfying certain contingent acquisition payment arrangements from previous transactions included approximately $82.8 million in cash, net of cash received, approximately 930,000 shares of restricted/unregistered common stock, the assumption of an estimated $60.7 million of inventory financing and the assumption of approximately $500,000 of notes payable. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $80.2 million of goodwill, which is being amortized over 40 years.

         The following unaudited pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions completed before September 30, 1999, assuming that they occurred on January 1, 1998, (2) the completion of our March 1999 offerings of two million shares of common stock and $100 million of senior subordinated notes assuming they occurred on January 1, 1998, and (3) certain pro forma adjustments discussed below.


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1999              1998
                                             -------------     -------------
                                         (in millions, except per share amounts)


Revenues ...............................     $   1,988,182     $   1,755,391
Gross profit ...........................           300,675           256,547
Income from operations .................            73,126            59,472
Net income .............................            28,697            21,554
Basic earnings per share ...............              1.35              1.03
Diluted earnings per share .............              1.29              1.00

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

5.   SENIOR SUBORDINATED NOTES:

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

6.   SUBSEQUENT EVENT:

         The Company closed an amendment to its syndicated credit facility, effective November 1, 1999. The amendment increased the existing $500 million credit facility to a $1 billion credit facility and extended the term from December 2001 to December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $220 million and, as of November 5, 1999, $220 million was available subject to a cash flow calculation and the maintenance of certain financial ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

         We are a leading operator and consolidator in the highly fragmented automotive retailing industry. We own automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Georgia and Colorado. At all of our dealerships, and through their Internet sites, we sell new and used cars and light trucks, and provide maintenance and repair services. We also operate 15 collision service centers. We expect a significant portion of our future growth to come from acquisitions of additional dealerships.

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


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


NEW VEHICLE DATA


                                                      THREE MONTHS ENDED
(dollars in thousands,                                    SEPTEMBER 30,
except per unit amounts)                          --------------------------       INCREASE/        PERCENT
                                                     1999            1998         (DECREASE)        CHANGE
                                                  ----------      ----------      ----------      ----------

Retail unit sales ...........................         17,259          11,901           5,358            45.0%
Retail sales revenues .......................     $  418,244      $  273,282      $  144,962            53.0%
Gross profit ................................     $   35,303      $   22,244      $   13,059            58.7%
Average gross profit per retail unit sold ...     $    2,045      $    1,869      $      176             9.4%
Gross margin ................................            8.4%            8.1%            0.3%

USED VEHICLE DATA


                                                     THREE MONTHS ENDED
(dollars in thousands,                                   SEPTEMBER 30,
except per unit amounts)                          --------------------------      INCREASE/         PERCENT
                                                     1999            1998         (DECREASE)        CHANGE
                                                  ----------      ----------      ----------      ----------

Retail unit sales ...........................         12,454           9,086           3,368            37.1%
Retail sales revenues (1) ...................     $  163,956      $  121,963      $   41,993            34.4%
Gross profit ................................     $   15,989      $   11,629      $    4,360            37.5%
Average gross profit per retail unit sold ...     $    1,284      $    1,280      $        4             0.3%
Gross margin ................................            9.8%            9.6%            0.2%


------------------

   (1)  Excludes wholesale revenues.


PARTS AND SERVICE DATA


                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
(dollars in thousands)             --------------------------      INCREASE/         PERCENT
                                      1999            1998         (DECREASE)        CHANGE
                                   ----------      ----------      ----------      ----------

Sales revenues ...............     $   58,188      $   41,542      $   16,646            40.1%
Gross profit .................     $   31,504      $   22,215      $    9,289            41.8%
Gross margin .................           54.1%           53.5%            0.6%


OTHER DEALERSHIP REVENUES, NET


                                                THREE MONTHS ENDED
(dollars in thousands,                             SEPTEMBER 30,
except per unit amounts)                     -------------------------     INCREASE/        PERCENT
                                                1999            1998       (DECREASE)       CHANGE
                                             ----------     ----------     ----------     ----------

Retail new and used unit sales .........         29,713         20,987          8,726           41.6%
Retail sales revenues ..................     $   22,299     $   14,875     $    7,424           49.9%
Net revenues per retail unit sold ......     $      750     $      709     $       41            5.8%


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues increased $229.7 million, or 48.7%, to $701.8 million for the three months ended September 30, 1999, from $472.1 million for the three months ended September 30, 1998. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Chevrolet, Ford, and Honda, and the acquisitions of additional dealership operations during 1998 and 1999. The growth in used vehicle revenues was primarily attributable to an emphasis on used vehicle sales in the Houston, Oklahoma and New Mexico markets, and the additional dealership operations acquired. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Denver, Houston and Beaumont markets. Other dealership revenues increased primarily due to the implementation of our vehicle service contract and insurance programs, and related training, which resulted in improved revenues per unit, in addition to an increase in the number of retail new and used vehicle sales.

         GROSS PROFIT. Gross profit increased $34.1 million, or 48.0%, to $105.1 million for the three months ended September 30, 1999, from $71.0 million for the three months ended September 30, 1998. The increase was attributable to increased revenues as gross margin remained stable at 15.0% for the three months ended September 30, 1999, and for the three months ended September 30, 1998. The gross margin remained stable even though lower margin new vehicle revenues increased as a percentage of total revenues, as improvements in other dealership revenues per unit and increases in the gross margin on new and used vehicle sales and parts and service sales offset the change in the merchandising mix. The gross margin on new retail vehicle sales improved to 8.4% from 8.1%, due to our dealership managers performing well in a favorable market and our sales training programs. The increase in gross margin on used retail vehicle sales to 9.8% from 9.6% was primarily attributable to our dealership managers performing well in a favorable operating environment and our sales training programs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $24.1 million, or 45.9%, to $76.6 million for the three months ended September 30, 1999, from $52.5 million for the three months ended September 30, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses decreased as a percentage of gross profit to 72.8% from 74.0% due primarily to increased operating leverage.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $2.8 million, or 50.9%, to $8.3 million for the three months ended September 30, 1999, from $5.5 million for the three months September 30, 1998. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and additional interest expense due to borrowings to complete acquisitions. A portion of the increase is due to the completion of our offering of $100 million of senior subordinated notes during the first quarter of 1999. Until all the proceeds of the offering are utilized in completing acquisitions, we are using the funds to temporarily pay down our floorplan notes payable, which have a lower interest rate than the long-term senior subordinated notes. Partially offsetting the increases was a cost reduction realized from obtaining a lower interest rate on our floorplan notes payable.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NEW VEHICLE DATA


                                                      NINE MONTHS ENDED
(dollars in thousands,                                   SEPTEMBER 30,
except per unit amounts)                          --------------------------       INCREASE/       PERCENT
                                                      1999            1998        (DECREASE)        CHANGE
                                                  ----------      ----------      ----------      ----------

Retail unit sales ...........................         43,629          28,640          14,989            52.3%
Retail sales revenues .......................     $1,050,771      $  662,323      $  388,448            58.6%
Gross profit ................................     $   87,542      $   52,405      $   35,137            67.0%
Average gross profit per retail unit sold ...     $    2,007      $    1,830      $      177             9.7%
Gross margin ................................            8.3%            7.9%            0.4%

USED VEHICLE DATA


                                                       NINE MONTHS ENDED
(dollars in thousands,                                    SEPTEMBER 30,
except per unit amounts)                          --------------------------       INCREASE/        PERCENT
                                                     1999            1998         (DECREASE)        CHANGE
                                                  ----------      ----------      ----------      ----------

Retail unit sales ...........................         34,126          22,431          11,695            52.1%
Retail sales revenues (1) ...................     $  452,303      $  298,817      $  153,486            51.4%
Gross profit ................................     $   45,543      $   27,916      $   17,627            63.1%
Average gross profit per retail unit sold ...     $    1,335      $    1,245      $       90             7.2%
Gross margin ................................           10.1%            9.3%            0.8%


------------------

         (1)  Excludes wholesale revenues.


PARTS AND SERVICE DATA


                                                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,
(dollars in thousands)                        --------------------------      INCREASE/        PERCENT
                                                 1999            1998         (DECREASE)        CHANGE
                                              ----------      ----------      ----------      ----------

Sales revenues ..........................     $  153,460      $   97,264      $   56,196            57.8%
Gross profit ............................     $   83,949      $   52,183      $   31,766            60.9%
Gross margin ............................           54.7%           53.7%            1.0%



OTHER DEALERSHIP REVENUES, NET


                                                   NINE MONTHS ENDED
(dollars in thousands,                                 SEPTEMBER 30,
except per unit amounts)                      -------------------------     INCREASE/        PERCENT
                                                  1999           1998       (DECREASE)       CHANGE
                                              ----------     ----------     ----------     ----------

Retail new and used unit sales ..........         77,755         51,071         26,684           52.2%
Retail sales revenues ...................     $   57,911     $   34,833     $   23,078           66.3%
Net revenues per retail unit sold .......     $      745     $      682     $       63            9.2%



NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues increased $659.0 million, or 56.9%, to $1,816.5 million for the nine months ended September 30, 1999, from $1,157.5 million for the nine months ended September 30, 1998. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Chevrolet, Ford, and Honda, and the acquisitions of additional dealership operations during 1998 and 1999. The growth in used vehicle revenues was primarily attributable to an emphasis on used vehicle sales in the Oklahoma, Houston, and New Mexico markets, and the additional dealership operations acquired. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Houston and Beaumont markets. Other dealership revenues increased primarily due to the implementation of our vehicle service contract and insurance programs, and related training, which resulted in improved revenues per unit, in addition to an increase in the number of retail new and used vehicle sales.

         GROSS PROFIT. Gross profit increased $107.6 million, or 64.3%, to $274.9 million for the nine months ended September 30, 1999, from $167.3 million for the nine months ended September 30, 1998. The increase was attributable to increased revenues and an increased gross margin to 15.1% for the nine months ended September 30, 1999, from 14.5% for the nine months ended September 30, 1998. The increase in gross margin was caused primarily by improvements in other dealership revenues per unit and increases in the gross margin on new and used vehicle sales and parts and service sales. Additionally, changes in the merchandising mix, higher margin parts and service sales and other dealership revenues increased as a percentage of total revenues, added to the gross margin improvement. The gross margin on new retail vehicle sales improved to 8.3% from 7.9%, due to our dealership managers performing well in a favorable market and our sales training programs. The increase in gross margin on used retail vehicle sales to 10.1% from 9.3% was primarily attributable to our dealership managers performing well in a favorable operating environment, our sales training and an emphasis on used vehicles, particularly inventory management.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $78.2 million, or 62.4%, to $203.5 million for the nine months ended September 30, 1999, from $125.3 million for the nine months ended September 30, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses decreased as a percentage of gross profit to 74.0% from 74.9% due primarily to increased operating leverage.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $9.6 million, or 82.1%, to $21.3 million for the nine months ended September 30, 1999, from $11.7 million for the nine months ended September 30, 1998. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and additional interest expense due to borrowings to complete acquisitions. A portion of the increase is due to the completion of our offering of $100 million of senior subordinated notes during the first quarter of 1999. Until all the proceeds of the offering are utilized in completing acquisitions, we are using the funds to temporarily pay down our floorplan notes payable, which have a lower interest rate than the long-term senior subordinated notes. Partially offsetting the increases was a cost reduction realized from obtaining a lower interest rate on our floorplan notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan facility and the acquisition facility, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first nine months of 1999 we generated cash flow from operations of approximately $48.1 million, primarily from net income plus depreciation, an increase of $38.3 million compared to the same period in the prior year. Excluding working capital changes, cash flows from operating activities increased $19.7 million over the prior year period.

          INVESTING ACTIVITIES. During the first nine months of 1999 we used approximately $93.5 million for investing activities, primarily related to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions. Additionally, we paid $21.1 million for purchases of property and equipment, of which $15.2 million was used for the purchase of land and construction of facilities for new or expanded operations, including the new Lexus companion dealership located in south Houston. Partially offsetting these uses of cash, we received $11.5 million from sales of property and equipment. The proceeds were received primarily from the sale of dealership properties to a REIT for approximately $11.2 million, and for which no gain or loss was recognized.

         FINANCING ACTIVITIES. During the first nine months of 1999 we obtained approximately $82.9 million from financing activities. In March 1999, we completed offerings of 2 million shares of common stock and $100 million of senior subordinated notes with an interest rate of 10 7/8%. The net proceeds from these offerings of approximately $138.9 million were used to repay $59.0 million borrowed under the acquisition portion of the credit facility and approximately $79.9 million of floorplan notes payable. Approximately $65.7 million of the amount paid down on the floorplan notes payable has been drawn to complete acquisitions. The remaining amounts paid down on the credit facility are expected to be drawn in the future to complete acquisitions. Additionally, in connection with the sale of the properties to a REIT, we paid off mortgages of approximately $2.5 million.

         WORKING CAPITAL. At September 30, 1999, we had working capital of $94.5 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which, under certain circumstances, may impair a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowings under our credit facility to fund our current operations.

CREDIT FACILITY

         We closed an amendment to our credit facility effective November 1, 1999, increasing the credit facility to $1 billion. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $220 million and, as of November 5, 1999, $220 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios.

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

         We have recognized the need to ensure that our computer systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, we have taken steps to identify potential areas of risk and are addressing these in our planning, purchasing and daily operations. We have conducted a third party survey of all of the individual dealership systems, equipment and operations and have developed an action plan, which is currently being implemented, to correct deficiencies before year-end. The total cost of converting all internal systems, equipment and operations for the year 2000 will not be material to our financial position. In connection with acquisitions, we review and address each candidate's year 2000 readiness during the due diligence process.

         We have reviewed the potential adverse impact, resulting from the failure of third party service providers and vendors to prepare for the year 2000. We are dependent upon our dealerships' computer systems in our daily operations. All of our dealerships are using a computer system supported by a major automobile dealership computer system provider. We have contacted each of our providers and have received written assurance from them that their systems are, or will be, year 2000 ready. We are dependent upon these providers, as are most dealerships in the United States, to address the year 2000 issue.

         We are primarily dependent upon the manufacturers for the production and delivery of new vehicles and parts. Although we have no reason to believe that our manufacturers will not be year 2000 ready, we have been unable to obtain written assurance from them that their systems are year 2000 ready.

         While we are in the process of finalizing contingency plans, failure by us, our manufacturers or third party service providers and vendors to adequately address the year 2000 issue could have an adverse effect on us. If we or our third party service providers do not adequately address the year 2000 issue, we may be required to handle all business on a handwritten basis. While this would reduce operational efficiency, we would still be able to continue our operations. If our manufacturers fail to adequately address the year 2000 issue, and do not correct the problems timely, we may experience shortages in new vehicle and parts inventories.

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

         Since December 31, 1998, our floorplan notes payable have increased due primarily to acquisitions of additional dealership operations and increases in inventory levels. Additionally, in March 1999, we completed offerings of two million shares of common stock and $100 million of senior subordinated notes with a fixed interest rate of 10 7/8%. The notes mature in March 2009 and no principal payments are due prior to that date. The proceeds from the offerings have been utilized to pay off borrowings under the credit facility and complete acquisitions. As of September 30, 1999, there were no amounts outstanding under the acquisition portion of the credit facility. Additionally, there have been no changes in the interest swap positions held by us since December 31, 1998.

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

ITEM 2. CHANGES IN SECURITIES

         We have entered into agreements to purchase all of the outstanding capital stock or purchase certain assets and assume certain liabilities of various automobile dealerships for cash and shares of our common stock. The following is a summary of the transactions in which stock was or is to be issued:


                                      DATE SECURITIES
      DATE OF AGREEMENT                    ISSUED                          ACQUISITION                      SHARES
-----------------------------    --------------------------    --------------------------------------    -----------

July 28, 1999                    November 12, 1999             Bohn Automotive Group                     497,999
August 10, 1999                  Pending Closing               Ira Automotive Group                      285,600
August 5, 1999                   Pending Closing               Alexander Automotive Group                382,300


We are relying on Regulation D under the Securities Act of 1933, as amended, as an exemption from registration of the Common Stock to be issued in the acquisitions. We believe we are justified in relying on such exemption since all of the stockholders of the groups who have received, or will receive, shares of our common stock are "accredited investors" under Regulation D, and we have otherwise complied with Regulation D.


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS:

     11.1  Statement re: computation of earnings per share is included under
           Note 3 to the financial statements.

     27.1  Financial Data Schedule.

B.       REPORTS ON FORM 8-K:

     On July 27, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

     On August 23, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Group 1 Automotive, Inc.

November 15, 1999              By:  /s/ Scott L. Thompson
-------------------                 --------------------------------------------
Date                                Scott L. Thompson, Senior Vice President,
                                    Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  11.1         Statement re: computation of earnings per share is included under
               Note 3 to the financial statements.

  27.1         Financial Data Schedule.