Form 10-K
period 1999-12-31
GROUP 1 AUTOMOTIVE INC
filed 2000-03-30
CIK 1031203

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER: 1-13461

                            GROUP 1 AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                         76-0506313
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


950 ECHO LANE, SUITE 100, HOUSTON, TEXAS                            77024
(Address of principal executive offices)                         (Zip code)


        Registrant's telephone number including area code (713) 647-5700


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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $216.4 million as of March 21, 2000 (based on the last sale price of such stock as quoted on the New York Stock Exchange). At such date there was no non-voting stock outstanding.

        As of March 21, 2000, there were 22,369,129 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

        Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 24, 2000, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

UNITED STATES................................................................................1

PART I.......................................................................................4
  Item 1. Business...........................................................................4
  Item 2. Properties........................................................................14
  Item 3. Legal Proceedings.................................................................14
  Item 4. Submission of Matters to a Vote of Security Holders...............................14

PART II.....................................................................................15
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.............15
  Item 6. Selected Consolidated Financial Data..............................................16
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of
          Operations........................................................................17
  Item 7A.Qualitative and Quantitative Disclosures About Market Risk........................25
  Item 8. Financial Statements and Supplementary Data.......................................26
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial
          Disclosure........................................................................26

PART III....................................................................................26
  Item 10. Directors and Executive Officers of the Registrant...............................26
  Item 11. Executive Compensation...........................................................26
  Item 12. Security Ownership of Certain Beneficial Owners and Management...................26
  Item 13. Certain Relationships and Related Transactions...................................26

PART IV.....................................................................................26
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................26

                                     PART I

ITEM 1.  BUSINESS


GENERAL

        Group 1 Automotive, Inc. ("Group 1", the "Company", "we" or "us") is a leading operator and consolidator in the highly fragmented automotive retailing industry. Through a series of acquisitions, we own 98 dealership franchises. Our automobile dealership franchises are located in Texas, Oklahoma, Florida, New Mexico, Georgia, Colorado, Louisiana and Massachusetts. Through our dealerships, we sell new and used cars and light trucks, provide maintenance and repair services, sell replacement parts and arrange vehicle financing, insurance and service contracts. Additionally, we operate Internet web pages to market our products and services.


OPERATING STRATEGY

        We follow an operating strategy that focuses on decentralized dealership operations, new technology initiatives, expansion of higher margin businesses, customer service and centralization of certain administrative functions.

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

        INTERNET. We use the Internet to more effectively communicate with our customers. Customers can arrange service appointments, search our inventory and receive notice of special offers. Our platform portal web pages provide customers a direct one-stop shopping experience in their local market, providing multiple brands and an extensive inventory of vehicles. Also, as franchised dealerships, we receive Internet leads from manufacturers' e-commerce programs, and through a contractual relationship with an e-commerce software company, we receive Internet leads from several major portals. Lastly, at times, we use automotive Internet referral services to provide incremental sales opportunities.

        EXPAND HIGHER MARGIN ACTIVITIES. We focus on expanding our higher margin businesses such as used vehicle retail sales, parts and service and arranging vehicle service, finance and insurance contracts. While each of our platforms operates independently in a manner consistent with its specific market's characteristics, they also pursue an integrated company-wide strategy designed to grow each of these higher margin businesses to enhance profitability and stimulate internal growth. With a competitive advantage in sourcing inventory, new vehicle franchises are especially well positioned to capitalize on industry growth in used vehicle sales. In addition, each of our dealerships offers an integrated parts and service department, which provides an important source of recurring higher margin revenues. We also have the opportunity on each new or used vehicle sold to generate incremental revenues from the arranging of vehicle service contracts, credit insurance policies and finance or lease contracts.

        COMMITMENT TO CUSTOMER SERVICE. We focus on providing high quality service to meet the needs of customers. Our dealerships strive to cultivate lasting relationships with their customers, and we believe these efforts increase our opportunities for significant repeat and referral business. For example, the dealerships regard their service and repair activities as an integral part of their overall approach to customer service. This approach provides us with an opportunity to foster ongoing relationships with customers and deepen customer loyalty. In addition, our dealerships continually review their processes in an effort to better meet the needs of their customers. Some of our dealerships utilize the one-price method of pricing their inventory for sale, while the majority of our dealerships utilize non-confrontational variable pricing.

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

        We have used, and may in the future use, our common stock to fund a portion of our acquisitions. In addition, we have a revolving credit facility, which provides us with the ability to borrow up to $220 million for acquisitions.

        ENTERING NEW GEOGRAPHIC MARKETS. We intend to expand into geographic markets we do not currently serve by acquiring large, profitable and well-established megadealers that are leaders in their regional markets. We pursue megadealers that have superior operational and financial management personnel, which we seek to retain. We believe that by retaining existing high quality management we will be able to effectively operate acquired megadealers with management personnel who understand the local market without having to employ and train new and untested personnel. We believe that we are positioned to pursue larger, well-established acquisition candidates because of our depth of management, our capital structure and the reputation of our principals as leaders in the automotive retailing industry.

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

        RECENT ACQUISITIONS. Since December 31, 1999, we have completed acquisitions of 11 dealership franchises. One of these acquisitions is a new platform with 10 dealership franchises in Massachusetts. The remaining acquisition is a tuck-in, which will complement our platform operations in Florida. These acquisitions bring our total number of dealership franchises to
98. The aggregate consideration paid in completing these acquisitions, including real estate acquired, was approximately $29.3 million in cash and 330,000 shares of our Common Stock and the assumption of an estimated $32.6 million of inventory financing and $10.7 million of mortgage and other debt.

        In connection with these acquisitions, certain of the former owners involved in the management of the dealerships executed long-term employment agreements that contain post-employment non-competition covenants.

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

        NEW VEHICLE SALES. We currently represent 29 American, Asian and European brands of economy, family, sports and luxury cars, light trucks and sport utility vehicles. The following table sets forth for the twelve months ended December 31, 1999, the brands of new vehicles sold at retail by us on an actual and on a pro forma basis assuming that all of our dealerships (acquired by December 31, 1999) were acquired on January 1, 1999. These results may not be indicative of our results after the acquisition of the dealerships by us:



                                   PRO FORMA                                     ACTUAL
                                 NUMBER OF NEW           PERCENTAGE OF       NUMBER OF NEW
     MANUFACTURER                VEHICLES SOLD          PRO FORMA TOTAL      VEHICLES SOLD
     ----------------------   ---------------------    ------------------   -----------------
     Ford................            26,221                   35.4%              17,767
     Toyota..............             9,272                   12.5%               7,616
     Chevrolet...........             6,354                    8.6%               6,354
     Dodge...............             5,486                    7.4%               4,600
     Nissan..............             4,554                    6.1%               4,554
     Honda...............             3,533                    4.8%               3,533
     Lexus...............             2,827                    3.8%               2,827
     GMC.................             2,169                    2.9%               1,699
     Plymouth............             2,051                    2.8%               1,807
     Chrysler............             1,900                    2.5%               1,695
     Mitsubishi..........             1,751                    2.4%               1,409
     Jeep................             1,698                    2.3%               1,603
     Acura...............             1,491                    2.0%               1,491
     Pontiac.............             1,471                    2.0%               1,140
     Isuzu...............               977                    1.3%                 851
     Mercedes-Benz.......               607                    0.8%                 211
     Buick...............               321                    0.4%                 301
     Volkswagen..........               281                    0.4%                 196
     Cadillac............               243                    0.3%                 192
     Volvo...............               213                    0.3%                  59
     Other...............               754                    1.0%                 479
                              ---------------------    ------------------   -----------------
         TOTAL..........             74,174                  100.0%              60,384
                              =====================    ==================   =================

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

        Our dealerships acquire substantially their entire new vehicle inventory from the automobile manufacturers ("Manufacturers"). Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. The dealerships generally finance their inventory purchases through revolving credit arrangements, including a portion of our credit facility, known in the industry as floorplan facilities.

        USED VEHICLE SALES. We sell used vehicles at each of our franchised dealerships. Sales of used vehicles have become an increasingly significant source of profit for the dealerships. Consumer demand for used vehicles has increased as prices of new vehicles have risen and as more high quality used vehicles have become available. Furthermore, used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. We intend to continue growing our used vehicle sales operations by maintaining a high quality inventory, providing competitive prices and offering vehicle service contracts for our used vehicles, and continuing to promote used vehicle sales.

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

        Each of the dealerships generally maintains a 30-day supply of used vehicles and offers to other dealers and wholesalers used vehicles that they do not retail to customers. Trade-ins may be transferred among our dealerships to provide balanced inventories of used vehicles at each of our dealerships.

        Our dealerships have taken several steps towards building client confidence in their used vehicle inventory, one of which includes their participation in the manufacturer certification processes, which are available only to new vehicle franchises. This process makes these used vehicles eligible for new vehicle benefits such as new vehicle finance rates and extended manufacturer service contracts. In addition, the dealerships offer vehicle service contracts covering the used vehicles that they sell.

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

        A supply of high quality trade-ins and off-lease vehicles reduces our dependence on auction vehicles, which are typically a higher cost source of used vehicles.

        PARTS AND SERVICE SALES. We provide parts and service at each of our franchised dealerships primarily for the vehicle makes sold at that dealership. We perform both warranty and non-warranty service work. In addition to each of our dealerships' parts and service businesses, we currently own 19 collision service centers.

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

        In charging for their mechanics' labor, our dealerships use variable rate structures designed to reflect the difficulty and sophistication of different types of repairs. The percentage mark-ups on parts are similarly priced based on market conditions for different parts. We believe that variable rate pricing helps our dealerships achieve overall gross margins in parts and service which are superior to those of certain competitors who rely on fixed labor rates and percentage markups. Additionally, it allows the dealership to be competitive with local service centers that provide discounted pricing on select services.

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

        OTHER DEALERSHIP REVENUES. Other dealership revenues consist primarily of finance, vehicle service contract and insurance income. The dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on finance and insurance ("F&I") and offer advanced F&I training to their finance and insurance managers. Typically, the dealerships forward proposed financing contracts to Manufacturers' captive finance companies, selected commercial banks or other financing parties. The dealerships receive a financing fee from the lender for arranging the financing and are typically assessed a chargeback against a portion of the financing fee if the contract is terminated prior to its scheduled maturity for any reason, such as early repayment or default. As a result, the dealerships must arrange financing for a customer that is competitive (i.e., the customer is more likely to accept the financing terms and the loan is less likely to be refinanced) and affordable (i.e., the loan is more likely to be repaid). We do not own a finance company and, generally, do not retain significant credit risk after a loan is made.

        At the time of a new vehicle sale, the dealerships offer vehicle service contracts to supplement the manufacturer warranty. Additionally, the dealerships sell primary vehicle service contracts for used vehicles. Generally, the dealerships sell service contracts of third party vendors, for which they recognize a commission upon the sale of the contract.

        The dealerships also offer certain types of credit insurance to customers who arrange the financing of their vehicle purchases through the dealerships. The dealerships sell credit life insurance policies to these customers, providing for repayment of the vehicle loan if the obligor dies while the loan is outstanding. The dealerships also sell accident and disability insurance policies, which provide payment of the monthly loan obligations during a period in which the obligor is disabled. The dealerships sell such insurance through third party vendors, for which they recognize a commission upon the sale of the contract.


AGREEMENTS WITH MANUFACTURERS

        The following table sets forth the percentage of our new vehicle retail unit sales attributable to the Manufacturers we represented during 1999 that accounted for 10% or more of new vehicle retail unit sales, on a pro forma basis giving effect to all of our acquisitions in 1999:



                                                       PERCENTAGE OF OUR
                                                          NEW VEHICLE
                                                       PRO FORMA RETAIL
                                                     UNITS FOR THE TWELVE
                                                         MONTHS ENDED
        MANUFACTURER                                  DECEMBER 31, 1999
        ------------                                  -----------------
        Ford..................................                35.8%
        Toyota/Lexus..........................                16.3%
        DaimlerChrysler.......................                15.8%
        General Motors........................                14.4%

        FRANCHISE AGREEMENTS. Each of our dealerships operates under a franchise agreement with one of our Manufacturers (or authorized distributors). Under our dealership franchise agreements, the Manufacturers exert considerable influence over the operations of our dealerships. Each of the franchise agreements may be terminated or not renewed by the Manufacturer for a variety of reasons, including any unapproved changes of ownership or management. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. Our franchise agreements do not give us the exclusive right to sell a Manufacturer's product within a given geographic area. Accordingly, a Manufacturer may, subject to any protection of state law, grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealer may move its dealership to a location which would compete directly with us.

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

        In addition, a Manufacturer may limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. The following is a summary of the restrictions imposed by our Manufacturers that accounted for 10% or more of new vehicle retail unit sales.

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

        Toyota. Toyota restricts the number of dealerships that we may own and the time frame over which they may be acquired. We can acquire no more than two Toyota dealerships in each semi-annual period from January to June and July to December until we acquire a total of seven Toyota dealerships. After we acquire seven Toyota dealerships we can acquire, if we are then qualified, additional dealerships, over a minimum of seven semi-annual periods, up to a maximum number of dealerships equal to 5% of Toyota's aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota dealerships that we may acquire in any Toyota-defined region and "Metro" market, as well as any contiguous market. We may acquire only three Lexus dealerships nationally and two Lexus dealerships in any one of the four Lexus geographic areas. While we own a Lexus companion dealership located south of Houston, this dealership is not considered by Lexus to be a new and separate Lexus dealership for purposes of the restriction on the number of Lexus dealerships we may acquire.

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

        General Motors. General Motors currently evaluates our acquisitions of GM dealerships on a case-by-case basis. GM, however, limits the maximum number of GM dealerships that we may acquire at any time to 50% of the GM dealerships, by franchise line, in a GM-defined geographic market area. Additionally, our current agreement with GM does not include Saturn dealerships and our future acquisition of a Saturn dealership will be subject to GM approval on a case-by-case basis.

        We currently own 13 Ford, 29 Chrysler, five Toyota and two Lexus dealership franchises. Under current restrictions, we may acquire the maximum number of Toyota dealerships described above based on aggregate national retail sales volume of Toyota, two additional Lexus dealerships and approximately 400 additional Ford, Lincoln and Mercury dealerships.

        FINANCINGS. Provisions in our agreements with our Manufacturers may restrict in the future our ability to obtain certain types of financing. A number of our Manufacturers prohibit pledging the stock of their franchised dealerships. For example, our agreement with General Motors contains provisions prohibiting pledging the stock of our GM franchised dealerships. Our agreement with Ford permits pledging our Ford franchised dealerships' stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure, our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to the Notes and the subsidiary guarantees of the Notes.

Certain Manufacturers require us to meet certain financial ratios, which, if we fail to meet these ratios, the Manufacturers may reject proposed acquisitions, and may give them the right to purchase their franchises for fair value.

        OUR OWNERSHIP AND MANAGEMENT. As a condition to granting their consent to our previous acquisitions and our initial public offering, some Manufacturers have imposed other restrictions on us.

        These restrictions prohibit, among other things:

        o any one person, who in the opinion of the Manufacturer is unqualified to own its franchised dealership or has interests incompatible with the Manufacturer, from acquiring more than a specified percentage of our common stock (for example, 20% in the case of General Motors and Toyota, and 50% in the case of Ford);

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

        In the new vehicle area, our dealerships compete with other franchised dealerships in their marketing areas. Our dealerships do not have any cost advantage in purchasing new vehicles from the Manufacturers, and typically rely on advertising and merchandising, sales expertise, service reputation and location of the dealership to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale or lease of new vehicles from independent leasing companies, on-line purchasing services and warehouse clubs. In addition, Ford has started to acquire and subsequently operate automobile dealerships for the purpose of consolidating Ford dealerships. For example, Ford acquired dealerships in Tulsa, Oklahoma and entered into an agreement with Autonation, Inc. to jointly acquire Ford dealerships in Rochester, New York.

        In used vehicles, our dealerships compete with other franchised dealers, independent used car dealers, automobile rental agencies and private parties for supply and resale of used vehicles.

        Our dealerships compete against franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. The dealerships compete with other automobile dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a Manufacturer's brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than the dealerships prices.

         In addition to competition from traditional franchised dealerships, we are facing the threat of competition from start-up Internet-based automotive retailers that sell new and used vehicles. We expect this competition to intensify in the future. Currently, these companies are acquiring new vehicles from franchised dealerships, such as ours, and are attempting to divert a portion of the profits from these sales to themselves. We believe some Internet-based retailers may attempt to acquire dealership franchises in an effort to obtain vehicles directly from the manufacturers. Additional Internet-based retailers may enter our market. Many of these present and potential competitors on the Internet may have greater technical capabilities and access to greater financial resources than we have. This may place us at a disadvantage in responding to the Internet offerings of these competitors, technological changes in the Internet or changes in our customers' requirements.

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

EMPLOYEES

        As of December 31, 1999, we employed approximately 4,400 people, of whom approximately 540 were employed in managerial positions, 1,420 were employed in non-managerial sales positions, 2,020 were employed in non-managerial parts and service positions and 420 were employed in administrative support positions.

        We believe that our relationships with our employees are favorable. None of our employees are represented by a labor union, however, because of our dependence on the Manufacturers we may be affected by labor strikes, work slowdowns and walkouts at the Manufacturers' manufacturing facilities.

ITEM 2.  PROPERTIES

        We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales,
(2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. We try to structure our operations so as to avoid the ownership of real property. In connection with our acquisitions, we generally seek to lease rather than acquire the facilities on which the acquired dealerships are located. We generally enter into lease agreements with respect to such facilities that have 30-year terms and, with respect to third-party leases, are cancelable at our option after an initial 15-year period and at the end of each subsequent five-year period. Related party leases are generally renewable at our option after an initial 15-year period and at the end of each subsequent five-year period, up to a term of 30 years. As a result, we lease the majority of our facilities, and these facilities are subject to long-term leases.

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

        Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance includes an umbrella policy with a $100 million per occurrence limit as well as insurance on real property, comprehensive coverage for vehicle inventory, general liability insurance, employee dishonesty coverage and errors and omissions insurance in connection with vehicle sales and financing activities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "GPI". There were 161 holders of record of our Common Stock as of March 21, 2000.

        The following table presents the quarterly high and low sales prices for our common stock since our initial public offering, as reported on the New York Stock Exchange Composite Tape under the symbol "GPI".

                                                             HIGH               LOW
                                                        ----------------    -------------
1997:
      Fourth Quarter (commencing October 30, 1997)           $13 15/16          $7 3/4
1998:
      First Quarter                                           11 1/2             8 5/8
      Second Quarter                                          18 1/2            10 15/16
      Third Quarter                                           18 1/2            11 3/8
      Fourth Quarter                                          26                12 15/16
1999:
      First Quarter                                           30                18 5/16
      Second Quarter                                          26 15/16          20 11/16
      Third Quarter                                           25 1/2            17 3/4
      Fourth Quarter                                          18 3/8            12 3/4
2000:
      First Quarter (through March 21, 2000)                  14 5/8             9 1/2

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

        Certain provisions of the Credit Facility and the senior subordinated notes require us to maintain certain financial ratios and prohibit us from making substantial disbursements outside the ordinary course of business, including limitations on the payment of cash dividends. In addition, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain minimum working capital.

        We have entered into agreements to purchase all of the outstanding capital stock or purchase certain assets and assume certain liabilities of various automobile dealerships for cash and shares of our Common Stock. The following is a summary of the transactions in which stock has been issued:

                           DATE SECURITIES
  DATE OF AGREEMENT             ISSUED                   ACQUISITION               SHARES
----------------------   ---------------------   -----------------------------    ----------
December 17, 1997        March 24, 1999          Carroll Automotive Group            20,981
February 25, 1998        March 15, 1999          Johns Automotive Group             151,260
November 20, 1998        February 4, 1999        Sunshine Buick, Pontiac, GMC        17,826
November 25, 1998        April 14, 1999          Tidwell Ford                       346,558
January 25, 1999         June 9, 1999            Messer Automotive Group            393,226
July 28, 1999            November 12, 1999       Bohn Automotive Group              497,999
July 28, 1999            January 3, 2000         Bohn Automotive Group              300,998
August 10, 1999          February 16, 2000       Ira Automotive Group               332,890
November 4, 1999         November 4, 1999        SMC Investments, Inc.              667,435

        We are relying on Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as an exemption from registration of the Common Stock to be issued in the acquisitions. We believe we are justified in relying on such exemption since all but two stockholders of the groups who have received shares of our Common Stock are "accredited investors" under Regulation D.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        We acquired four automobile dealership groups on November 3, 1997 (the "founding groups"). For financial statement presentation purposes, however, the Howard Group, one of the founding groups, has been identified as the accounting acquirer. As such, the financial data as of December 31, 1996 and 1995, and for each of the two years in the period ended December 31, 1996 represent the historical financial data of the Howard Group on a stand-alone basis. The financial data as of and for the year ended December 31, 1997, includes the operations of Group 1 Automotive, Inc., the parent company, and the founding groups, excluding the Howard Group, beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The Howard Group is included for the entire year ended December 31, 1997. The financial data as of and for the years ended December 31, 1999 and 1998, includes the operations of Group 1 and the founding groups from January 1, 1998 and the dealerships acquired since January 1, 1998, from the effective dates of the acquisitions. The following selected historical financial data as of December 31, 1999, 1998, 1997, 1996 and 1995, and for each of the five years in the period ended December 31, 1999, have been derived from audited financial statements.

                                                    YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------
                                     1999        1998         1997        1996        1995
                                  -------------------------------------------------------------
                                        (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
  Revenues......................  $2,508,324   $1,630,057   $403,967     $281,492   $254,003
  Cost of sales.................   2,131,967    1,393,547    349,366      241,898    219,907
                                  -------------------------------------------------------------
    Gross profit................     376,357      236,510     54,601       39,594     34,096
  Selling, general and
    administrative expenses.....     279,791      178,038     43,360       30,027     25,628
  Depreciation and amortization.      10,616        6,426      1,020          741        538
                                  -------------------------------------------------------------
    Income from operations......      85,950       52,046     10,221        8,826      7,930
  Other income (expense):
    Floorplan interest expense..     (20,395)     (12,837)    (3,810)      (3,112)    (3,410)
    Other interest expense, net.     (10,052)      (4,027)      (176)         (56)       (61)
    Other income (expense), net.         186           39        156          (69)       (80)
                                  -------------------------------------------------------------
    Income before income taxes..      55,689       35,221      6,391        5,589      4,379
  Provision for income taxes....      22,174       14,502        573          382        744
                                  -------------------------------------------------------------
    Net income..................     $33,515      $20,719     $5,818       $5,207     $3,635
                                  =============================================================
  Earnings per share:                                                                      -
    Basic.......................       $1.62        $1.20          -            -          -
    Diluted.....................       $1.55        $1.16          -            -
  Weighted average shares
    outstanding:
    Basic.......................  20,683,308   17,281,165          -            -          -
    Diluted.....................  21,558,920   17,904,878          -            -          -

                                                       AS OF DECEMBER 31,
                                  ------------------------------------------------------------
                                     1999        1998         1997        1996        1995
                                  ----------  ----------   ----------  ----------  -----------
                                                         (in thousands)
BALANCE SHEET DATA:
Working capital.................   $ 80,128    $ 48,251     $ 55,475    $  9,327    $  7,538
Inventories.....................    386,255     219,176      105,421      47,674      39,573
Total assets....................    842,910     477,710      213,149      72,874      61,641
Total long-term debt, including
    current portion.............    114,250      45,787        9,369         344         284
Stockholders' equity............    232,029     136,184       89,372      12,210       8,620


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a leading operator and consolidator in the highly fragmented automotive retailing industry. We own automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Georgia, Colorado, Louisiana and Massachusetts. Through our dealerships and Internet sites, we sell new and used cars and light trucks, provide maintenance and repair services at all of our dealerships, and operate 19 collision service centers. We expect a significant portion of our future growth to come from acquisitions of additional dealerships.

        We have diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair services, finance fees, insurance commissions, vehicle service contract commissions, documentary fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Other dealership revenue includes revenues from arranging financing, insurance and vehicle service contracts, net of a provision for anticipated chargebacks, and documentary fees.

        Our total gross margin varies as our merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, collision repair services and other dealership revenues) changes. Our gross margin on the sale of products and services generally varies between approximately 7.0% and 85.0%, with new vehicle sales generally resulting in the lowest gross margin and other dealership revenue sales generally resulting in the highest gross margin. When our new vehicle sales increase or decrease at a rate greater than our other revenue sources, our gross margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact our merchandise mix, and therefore influence our gross margin.

        Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. Until we acquired them, all of the dealerships had been managed as independent private companies and their results of operations reflect different tax structures (S Corporations and C Corporations), which influenced, among other things, their historical levels of owners' compensation. Certain of these owners and key employees agreed to reductions in their compensation and benefits in connection with their acquisition by us.

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

RESULTS OF OPERATIONS

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)
                                                                 INCREASE/     PERCENT
                                        1999          1998      (DECREASE)      CHANGE
                                        ----          ----      ----------      ------
Retail unit sales...................     60,384       39,822        20,562       51.6 %
Retail sales revenues............... $1,465,759     $931,205      $534,554       57.4 %
Gross profit........................   $121,639      $74,096       $47,543       64.2 %
Average gross profit per retail
unit sold...........................     $2,014       $1,861          $153        8.2 %
Gross margin........................        8.3 %        8.0 %         0.3 %        -

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)
                                                                 INCREASE/     PERCENT
                                        1999          1998      (DECREASE)      CHANGE
                                        ----          ----      ----------      ------
Retail unit sales...................     45,630       31,248        14,382         46.0 %
Retail sales revenues (1)...........   $606,764     $411,065      $195,699         47.6 %
Gross profit........................    $59,308      $38,282       $21,026         54.9 %
Average gross profit per retail
unit sold...........................     $1,300       $1,225           $75          6.1 %
Gross margin........................        9.8 %        9.3 %         0.5 %          -

------------------
(1) Excludes wholesale revenues

PARTS AND SERVICE DATA

(dollars in thousands)
                                                                 INCREASE/     PERCENT
                                        1999          1998      (DECREASE)      CHANGE
                                        ----          ----      ----------      ------
Sales revenues......................   $212,970     $139,144       $73,826         53.1 %
Gross profit........................   $116,622      $74,616       $42,006         56.3 %
Gross margin........................       54.8 %       53.6 %         1.2 %          -

OTHER DEALERSHIP REVENUES, NET

(dollars in thousands,
except per unit amounts)
                                                                 INCREASE/     PERCENT
                                        1999          1998      (DECREASE)      CHANGE
                                        ----          ----      ----------      ------
Retail new and used unit sales......    106,014       71,070        34,944         49.2 %
Retail sales revenues...............    $78,788      $49,516       $29,272         59.1 %
Net revenues per retail unit sold...       $743         $697           $46          6.6 %

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

        REVENUES. Revenues increased $878.2 million, or 53.9%, to $2,508.3 million for the year ended December 31, 1999, from $1,630.1 million for the year ended December 31, 1998. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Chevrolet, Ford, Lexus and Honda, and the acquisitions of additional dealership operations during 1998 and 1999. The growth in used vehicle revenues was primarily attributable to an emphasis on used vehicle sales in the Houston and Oklahoma markets, and the additional dealership operations acquired. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Denver, Houston and Beaumont markets. Other dealership revenues increased primarily due to the implementation of our vehicle service contract and insurance programs, and related training, which resulted in improved revenues per unit, in addition to an increase in the number of retail new and used vehicle sales.

        GROSS PROFIT. Gross profit increased $139.9 million, or 59.2%, to $376.4 million for the year ended December 31, 1999, from $236.5 million for the year ended December 31, 1998. The increase was attributable to increased revenues and an increase in gross margin from 14.5% for the year ended December 31, 1998, to 15.0% for the year ended December 31, 1999. The gross margin increased even though lower margin new vehicle revenues increased as a percentage of total revenues, as improvements in other dealership revenues per unit and increases in the gross margin on new and used vehicle sales and parts and service sales offset the change in the merchandising mix. The gross margin on new retail vehicle sales improved to 8.3% from 8.0% due to our dealership managers performing well in a favorable market and our sales training programs. The increase in gross margin on used retail vehicle sales to 9.8% from 9.3% was primarily attributable to our dealership managers performing well in a favorable operating environment and our sales training programs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $101.8 million, or 57.2%, to $279.8 million for the year ended December 31, 1999, from $178.0 million for the year ended December 31, 1998. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses decreased as a percentage of gross profit to 74.3% from 75.3% due primarily to increased operating leverage.

        INTEREST EXPENSE. Floorplan and other interest expense, net, increased $13.5 million, or 79.9%, to $30.4 million for the year ended December 31, 1999, from $16.9 million for the year ended December 31, 1998. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and borrowings to complete acquisitions. A portion of the increase is due to the completion of our offering of $100 million of senior subordinated notes during the first quarter of 1999. Partially offsetting the increases was a 40 basis point decline in the weighted average interest rate on our floorplan notes payable. Contributing to the rate decline was a rate reduction realized from obtaining a lower interest rate on our floorplan notes payable.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)
                                                                 INCREASE/      PERCENT
                                        1998          1997      (DECREASE)       CHANGE
                                        ----          ----      ----------       ------
Retail unit sales...................     39,822       10,498        29,324        279.3 %
Retail sales revenues...............   $931,205     $228,044      $703,161        308.3 %
Gross profit........................    $74,096      $15,695       $58,401        372.1 %
Average gross profit per retail
unit sold...........................     $1,861       $1,495          $366         24.5 %
Gross margin........................        8.0 %        6.9 %         1.1 %          -

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)
                                                                 INCREASE/      PERCENT
                                        1998          1997      (DECREASE)       CHANGE
                                        ----          ----      ----------       ------
Retail unit sales...................     31,248        9,990        21,258        212.8 %
Retail sales revenues (1)...........   $411,065     $117,672      $293,393        249.3 %
Gross profit........................    $38,282      $11,575       $26,707        230.7 %
Average gross profit per retail
unit sold...........................     $1,225       $1,159           $66          5.7 %
Gross margin........................        9.3 %        9.8 %        -0.5 %          -

-----------------
(1) Excludes wholesale revenues

PARTS AND SERVICE DATA

(dollars in thousands)
                                                                  INCREASE/     PERCENT
                                        1998          1997       (DECREASE)      CHANGE
                                        ----          ----       ----------      ------
Sales revenues......................   $139,144      $30,006      $109,138        363.7 %
Gross profit........................    $74,616      $16,921       $57,695        341.0 %
Gross margin........................       53.6 %       56.4 %        -2.8 %          -

OTHER DEALERSHIP REVENUES, NET

(dollars in thousands,
except per unit amounts)
                                                                  INCREASE/     PERCENT
                                         1998          1997      (DECREASE)      CHANGE
                                         ----          ----      ----------      ------
Retail new and used unit sales......     71,070       20,488        50,582        246.9 %
Retail sales revenues...............    $49,516      $10,410       $39,106        375.7 %
Net revenues per retail unit sold...       $697         $508          $189         37.2 %

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

        REVENUES. Revenues increased $1,226.1 million, or 303.5%, to $1,630.1 million for the year ended December 31, 1998, from $404.0 million for the year ended December 31, 1997. The increases in all revenue categories were due primarily to the inclusion of the dealership operations acquired since October 31, 1997, and our focus on higher margin activities.

        GROSS PROFIT. Gross profit increased $181.9 million, or 333.2%, to $236.5 million for the year ended December 31, 1998, from $54.6 million for the year ended December 31, 1997. The increase was attributable to increased revenues and an increased gross margin to 14.5% for the year ended December 31, 1998, from 13.5% for the year ended December 31, 1997. The increase in gross margin was caused primarily by improvements in other dealership revenues per unit and increases in the gross margin on new vehicle sales. Additionally, changes in the merchandising mix, higher-margin parts and service sales and other dealership revenues increased as a percentage of total revenues, added to the gross margin improvement.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $134.6 million, or 310.1%, to $178.0 million for the year ended December 31, 1998 from $43.4 million for the year ended December 31, 1997. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses decreased as a percentage of gross profit to 75.3% from 79.4% due primarily to increased operating leverage.

        INTEREST EXPENSE. Floorplan and other interest expense, net, increased $12.9 million, or 322.5%, to $16.9 million for the year ended December 31, 1998, from $4.0 million for the year ended December 31, 1997. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and additional interest expense from borrowings to complete acquisitions. Partially offsetting the increases was a cost reduction realized from obtaining a lower interest rate on our floorplan notes payable.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are cash on hand, cash from operations, our credit facility (which includes the floorplan facility and the acquisition facility) and equity and debt offerings.

        The following table sets forth historical selected information from our statements of cash flows:


                                                YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------
                                        1999              1998             1997
                                   ----------------  ---------------  ---------------
                                                    (in thousands)
        Net cash provided by
          operating activities......    $73,224        $24,277           $6,922
        Net cash provided by (used
          in) investing activities..   (126,944)       (58,225)          10,661
        Net cash provided by
          financing activities.....     106,101          65,299           5,830
                                   ----------------  ---------------  ---------------
        Net increase in cash and
          cash equivalents.........     $52,381         $31,351         $23,413
                                   ================  ===============  ===============

CASH FLOWS

        Total cash and cash equivalents at December 31, 1999, were $118.8 million.

        OPERATING ACTIVITIES. For the three-year period ended December 31, 1999, we generated $104.4 million in net cash from operating activities, primarily driven by net income plus depreciation and amortization. Cash flow provided by operating activities increased $48.9 million from $24.3 million for the year ended December 31, 1998, to $73.2 million for the year ended December 31, 1999. Excluding working capital changes, during 1999 cash flows from operating activities increased $26.1 million over the prior-year period.

        INVESTING ACTIVITIES. The $126.9 million of cash used for investing activities during 1999 was primarily attributable to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions, and purchases of property and equipment, partially offset by sales of property and equipment. During 1999, we used approximately $27.4 million in purchasing property and equipment, of which, approximately $19.6 million was for the purchase of land and construction of facilities. Partially offsetting these uses of cash, we received $11.7 million from sales of property and equipment. The proceeds were received primarily from the sale of dealership properties to a REIT for approximately $11.2 million, and for which no gain or loss was recognized.

        During 1998, $58.2 million was used in investing activities, primarily for acquisitions, net of cash received, and purchases of property and equipment, net of sales. Of the $9.7 million used in purchasing property and equipment during 1998, approximately $5.6 million related to the purchase of land and construction of facilities for new or expanded operations. During December 1998, we completed the sale and leaseback of six dealership properties and received $20.0 million in gross proceeds from the sale, for which no gain or loss was recognized.

        FINANCING ACTIVITIES. We obtained approximately $106.1 million, $65.3 million and $5.8 million from financing activities during the years 1999, 1998 and 1997, respectively. The net cash provided during 1999 was generated primarily from our March 1999 offerings of 2 million shares of common stock and $100 million of senior subordinated notes. The net proceeds from these offerings, approximately $137.7 million, were used to repay $59.0 million borrowed under the acquisition portion of the credit facility, with the remainder of the proceeds being used in completing acquisitions during 1999. Additionally, in connection with the sale of properties to a REIT, we paid off mortgages of approximately $2.5 million.

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

        The net cash provided by financing activities for 1997 was primarily attributable to the net proceeds of our initial public offering of approximately $51.8 million, offset primarily by the pay down of floorplan debt in the amount of $33.5 million.

        WORKING CAPITAL. At December 31, 1999, we had working capital of $80.1 million. Historically, we have funded our operations with internally generated cash flow and borrowings. While we cannot guarantee it, based on current facts and circumstances, management believes we have adequate cash flow coupled with borrowings under our credit facility to fund our current operations.

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

CAPITAL EXPENDITURES

        Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures exclusive of new or expanded operations have approximately equaled our annual depreciation charge. Expenditures relating to the construction or expansion of dealership facilities, generally, are driven by new franchises being awarded to us by a manufacturer or significant growth in sales at an existing facility. Although we believe that we will be able to obtain sufficient capital to fund capital expenditures, we cannot guarantee that such capital will be available to us at the time it is required or on terms acceptable to us.

CREDIT FACILITY

        In October 1999, we amended our credit facility to increase the commitment from $500 million to $1 billion and to extend the term of the credit facility from December 2001 to December 2003. The credit facility provides a floorplan facility of $780 million for financing vehicle inventories and an acquisition facility of $220 million for financing acquisitions, general corporate purposes and capital expenditures. Currently, $190 million is available to be drawn under the acquisition facility, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants. The credit facility also limits the amount we may pay as cash dividends.

        In January 1998, we entered into a three-year interest rate swap agreement to hedge our exposure to changes in interest rates. This swap converts the interest rate on $75 million of debt to a fixed rate of approximately 6.91%.

SALE OF DEALERSHIP PROPERTIES TO A REIT

        During 1998, we entered into an agreement with a REIT to sell certain of our dealership properties. In connection with the sale of the properties, we have agreed to leaseback the properties under leases with terms of 30 years, with tenant termination options after 15, 20 and 25 years. As of December 31, 1998, we had closed the sale of six properties to the REIT, pursuant to the terms of the agreement, for approximately $20.0 million. During 1999, we sold two additional properties to the REIT for approximately $11.2 million.

        We generally seek to avoid the ownership of real property. Accordingly we intend to continue to enter into sale and leaseback transactions in order to minimize our investment in acquired and constructed facilities.

LEASES

        We lease various real estate, facilities and equipment under long-term operating lease agreements, including leases with related parties. Generally, the related-party leases have terms of 30 years and are renewable at our option 15 years from execution of the lease and at the end of each subsequent five-year period. Typically, the third-party leases also have 30-year terms, but are cancelable after an initial 15-year period and at the end of each subsequent five-year period.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

        This annual report includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this annual report and include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things:

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

        We currently intend to finance acquisitions by issuing shares of common stock as full or partial consideration for acquired dealerships. The extent to which we will be able or willing to issue common stock for acquisitions will depend on the market value of the common stock from time to time and the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses. If potential acquisition candidates are unwilling to accept our common stock, we will be forced to rely solely on available cash or debt or equity financing, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if our common stock is unfavorably valued by the market.

CONTINGENT ACQUISITION PAYMENTS

        In our early acquisitions in which we issued shares of our common stock as consideration, we guaranteed to the recipients of the shares that they would receive a minimum price for their shares if they sell the shares in the market. In the event that they do not receive the guaranteed price in a sale, we will be required to pay them the difference between the price they receive and the guaranteed price. As of December 31, 1999, there were approximately 3.2 million shares of common stock subject to our guarantee with a weighted average guarantee price of approximately $13.60 per share. These guarantees have terms of three years to ten years with a weighted average term remaining of approximately 4.5 years. If we are required to perform on our guarantees, our liquidity and ability to finance our acquisition program could be adversely affected.

        In addition, in certain of our acquisitions, we may be required to pay contingent consideration to the former stockholders of the acquired dealerships based on an increase in earnings before taxes of their operations during certain periods of time. We cannot determine whether or how much we will have to pay in the future under these contingent payment arrangements. If we are required to make any of these contingent payments, we will have to pay approximately one-half of each payment in common stock and one-half in cash. If these contingent payments must be paid in full, our liquidity and ability to finance our acquisition program could be adversely affected.

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

ADDITIONAL FACTORS TO CONSIDER

        Our business is subject to factors in addition to those discussed above. For a discussion of those factors, see "Business - Agreements with Manufacturers", "- Competition", "- Governmental Regulations" and
"- Environmental Matters."

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information about our market-sensitive financial instruments and constitutes a "forward-looking statement". Our major market-risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading.

                                                                                                 FAIR VALUE
                                               EXPECTED MATURITY DATE                           DECEMBER 31,
                                                                                                    1999
                          ------------------------------------------------------------------   ---------------
(dollars in millions)      2000      2001      2002     2003     2004    Thereafter   Total
                          ------    ------    -----    ------    -----   ----------  -------
VARIABLE RATE DEBT
Current.................  $ 0.4   $    -    $   -    $363.5    $   -       $   -    $363.9        $363.9
  Average interest
   rates................   9.47%       -        -      7.72%       -           -
Non-current.............      -   $  0.5    $ 0.7    $ 10.6    $ 0.6       $ 1.4    $ 13.8        $ 13.8
  Average interest
   rates................      -     9.75%    9.57%     8.34%    9.96%       9.96%
                         ------   ------    -----    ------    -----    --------   -------
Total variable rate
 debt...................  $ 0.4     $0.5    $ 0.7    $374.1    $ 0.6       $ 1.4    $377.7
Interest rate swap......  $   -   $ 75.0    $   -    $    -    $   -       $   -    $ 75.0        $ (0.3)
  Average pay rate
   (fixed)..............      -     6.91%       -         -        -           -
  Average receive rate
   (variable)...........      -     7.72%       -         -        -           -
                         ------   ------    -----    ------    -----    --------   -------
Net variable rate debt..  $ 0.4   $(74.5)   $ 0.7    $374.1    $ 0.6       $ 1.4    $302.7
                         ======   ======    =====    ======    =====    ========   =======

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See the definitive Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held May 24, 2000, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) Financial Statements

            The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

        (b) Reports on Form 8-K

            On October 29, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

            On November 5, 1999, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

        (c) Exhibits

 EXHIBIT
  NUMBER                                         DESCRIPTION
--------                                         -----------
  3.1    --  Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 Registration
             No. 333-29893).
  3.2    --  Certificate of Designation of Series A Junior Participating Preferred Stock
             (Incorporated by reference to Exhibit 3.2 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).
  3.3    --  Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's
             Registration Statement on Form S-1 Registration No. 333-29893).

 EXHIBIT
  NUMBER                                         DESCRIPTION
 -------                                         -----------
   4.1   --  Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
   4.2   --  Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 of the
             Company's Registration Statement on Form S-3 Registration No. 333-69693).
   4.3   --  Form of Subordinated Debt Securities (included in Exhibit 4.2).
   4.4   --  First Supplemental Indenture dated as of March 5, 1999 among Group 1 Automotive,
             Inc., the Subsidiary Guarantors named therein and IBJ Whitehall Bank & Trust
             Company (Incorporated by reference to Exhibit 4.1 of the Company's current report of Form 8-K dated March 5, 1999).
   4.5   --  Form of 10 7/8% Senior Subordinated Note due March 1, 2009 (included in Exhibit
             4.4).
  10.1   --  Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated
             November 3, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's
             Annual Report on Form 10-K for the year-ended December 31, 1997).
  10.2   --  Employment Agreement between the Company and Robert E. Howard
             II dated November 3, 1997 (Incorporated by reference to Exhibit
             10.2 of the Company's Annual Report on Form 10-K for the
             year-ended December 31, 1997).
  10.3   --  Consulting Agreement between the Company and Sterling B. McCall, Jr. dated
             November 4, 1999.
  10.4   --  Employment Agreement between the Company and Charles M. Smith dated November 3, 1997 (Incorporated by reference to Exhibit
             10.4 of the Company's Annual Report on Form 10-K for the
             year-ended December 31, 1997).
  10.5   --  Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit
             10.5 of the Company's Annual Report on Form 10-K for the
             year-ended December 31, 1997).
  10.6   --  Employment Agreement between the Company and Scott L.
             Thompson dated November 3, 1997 (Incorporated by reference to
             Exhibit 10.6 of the Company's Annual Report on Form 10-K for the
             year-ended December 31, 1997).
  10.7   --  1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the
             Company's Registration Statement on Form S-1 Registration No. 333-29893).
  10.8   --  First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to
             Exhibit 10.8 of the Company's Registration Statement on Form S-1 Registration
             No. 333-29893).
  10.9   --  Lease Agreement between Howard Pontiac GMC and Robert E.
             Howard II (Incorporated by reference to Exhibit 10.9 of the
             Company's Registration Statement on Form S-1 Registration No.
             333-29893).
  10.10  --  Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated
             by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1
             Registration No. 333-29893).
  10.11  --  Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II
             (Incorporated by reference to Exhibit 10.9 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).
  10.12  --  Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate
             (Incorporated by reference to Exhibit 10.9 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).
  10.13  --  Lease Agreement between Mike Smith Autoplaza and Olds-Honda Realty (Incorporated
             by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1
             Registration No. 333-29893).
  10.14  --  Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder
             Services, L.L.C., as rights agent dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1
             Registration No. 333-29893).
  10.15  --  1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

 EXHIBIT
  NUMBER                                         DESCRIPTION
 -------                                         -----------
  10.16  --  Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive,
             Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).
  10.17  --  Form of Supplemental Agreement to General Motors Corporation Dealer Sales and
             Service Agreement (Incorporated by reference to Exhibit 10.13 of the Company's
             Registration Statement on Form S-1 Registration No. 333-29893).
  10.18  --  Supplemental Terms and Conditions between Ford Motor Company and Group 1
             Automotive, Inc. dated September 4, 1997 (Incorporated by reference to Exhibit
             10.16 of the Company's Registration Statement on Form S-1 Registration No.
             333-29893).
  10.19  --  Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota,
             Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the
             Company's Registration Statement on Form S-1 Registration No. 333-29893).
  10.20  --  Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury
             Cars, Inc. dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 Registration No. 333-29893.
  10.21  --  Form of General Motors Corporation U.S.A. Sales and Service Agreement
             (Incorporated by reference to Exhibit 10.25 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).
  10.22  --  Fourth Amended and Restated Revolving Credit Agreement, dated as of October 15, 1999, and Effective as of November 1, 1999
             (Incorporated by reference to Exhibit 10.1 of the Company's
             Current Report on Form 8-K dated October 29, 1999).
  10.23  --  Stock Pledge Agreement dated December 19, 1997 (Incorporated by reference to Exhibit 10.54 of the Company's Annual Report on
             Form 10-K for the year-ended December 31, 1997).
  10.24  --  Swap Transaction Letter Agreement dated January 23, 1998
             (Incorporated by reference to Exhibit 10.55 of the Company's
             Annual Report on Form 10-K for the year-ended December 31,
             1997).
  10.25  --  First Amendment to Group 1 Automotive, Inc. 1998 Employee
             Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year-ended
             December 31, 1998).
  10.26  --  Employment Agreement between the Company and Johns S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit
             10.37 of the Company's Annual Report on Form 10-K for the
             year-ended December 31, 1998).
  10.27  --  Form of Ford Motor Company Sales and Service Agreement
             (Incorporated by reference to Exhibit 10.38 of the Company's
             Annual Report on Form 10-K for the year-ended December 31,
             1998).
  10.28  --  Form of Chrysler Corporation Sales and Service Agreement
             (Incorporated by reference to Exhibit 10.39 of the Company's
             Annual Report on Form 10-K for the year-ended December 31,
             1998).
  10.29  --  Lock-up Agreement dated June 24, 1999, between the Company and Robert E. Howard II.
  10.30  --  Second Amendment to the 1996 Stock Incentive Plan.
             (Incorporated by reference to Exhibit 10.1 of the Company's
             Current Report on Form 8-K dated May 14, 1999).
  10.31  --  Group 1 Automotive, Inc. Deferred Compensation Plan effective November 10, 1999.
  11.1   --  Statement re: computation of earnings per share is included under Note 2 to the financial statements.
  21.1   --  Group 1 Automotive, Inc. Subsidiary List.
  23.1   --  Consent of Arthur Andersen LLP.
  27.1   --  Financial Data Schedule.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 30th day of March, 2000.

                                            Group 1 Automotive, Inc.


                                            By:/s/ B.B. Hollingsworth, Jr.
                                               ---------------------------
                                               B.B. Hollingsworth, Jr.
                                               Chairman, President and
                                               Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 2000.

                  SIGNATURE                                           TITLE
                  ---------                                           -----
        /s/ B.B. Hollingsworth, Jr.                Chairman, President and Chief
-----------------------------------------------    Executive Officer and Director (Principal
        B.B. Hollingsworth, Jr.                    Executive Officer)

        /s/ Scott L. Thompson                      Senior Vice President - Chief Financial
-----------------------------------------------    Officer and Treasurer (Chief Financial and
        Scott L. Thompson                          Accounting Officer)

        /s/ Robert E. Howard, II                   Director
-----------------------------------------------
        Robert E. Howard, II

        /s/ John L. Adams                          Director
-----------------------------------------------
        John L. Adams

        /s/ Charles M. Smith                       Director
-----------------------------------------------
        Charles M. Smith

        /s/ John H. Duncan                         Director
-----------------------------------------------
        John H. Duncan

        /s/ Bennett E. Bidwell                     Director
-----------------------------------------------
        Bennett E. Bidwell

                          INDEX TO FINANCIAL STATEMENTS

Group 1 Automotive, Inc. and Subsidiaries -- Consolidated Financial Statements
    Report of Independent Public Accountants...............................................F-2
    Consolidated Balance Sheets............................................................F-3
    Consolidated Statements of Operations..................................................F-4
    Consolidated Statements of Stockholders' Equity........................................F-5
    Consolidated Statements of Cash Flows..................................................F-6
    Notes to Consolidated Financial Statements.............................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Group 1 Automotive, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and Subsidiaries (a Delaware corporation) (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




Arthur Andersen LLP
Houston, Texas
February 17, 2000

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                        --------------------------------------
        ASSETS                                               1999                  1998
                                                        ----------------      ----------------
CURRENT ASSETS:                                                      (in thousands)
  Cash and cash equivalents.......................           $118,824               $66,443
  Accounts and notes receivable, net..............             35,296                21,373
  Inventories.....................................            386,255               219,176
  Deferred income taxes...........................              8,619                11,212
  Other assets....................................              4,429                 8,718
                                                        ----------------      ----------------
    Total current assets..........................            553,423               326,922
                                                        ----------------      ----------------
PROPERTY AND EQUIPMENT, net.......................             46,711                21,960
GOODWILL, net.....................................            235,312               123,587
OTHER ASSETS......................................              7,464                 5,241
                                                        ----------------      ----------------
    Total assets..................................           $842,910              $477,710
                                                        ================      ================

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Floorplan notes payable.........................           $363,489              $193,405
  Current maturities of long-term debt............              1,076                 2,966
  Accounts payable and accrued expenses...........            108,730                82,300
                                                        ----------------      ----------------
    Total current liabilities.....................            473,295               278,671
                                                        ----------------      ----------------
DEBT, net of current maturities...................             15,285                42,821
SENIOR SUBORDINATED NOTES.........................             97,889                     -
DEFERRED INCOME TAXES.............................              3,217                     -
OTHER LIABILITIES.................................             21,195                20,034
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized,
    none issued or outstanding....................                  -                     -
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 21,801,367 and 18,267,515 issued..                218                   183
  Additional paid-in capital......................            181,398               118,469
  Retained earnings...............................             51,705                18,190
  Treasury stock, at cost, 78,609 and 37,366 shares.           (1,292)                 (658)
                                                        ----------------      ----------------
    Total stockholders' equity....................            232,029               136,184
                                                        ----------------      ----------------
    Total liabilities and stockholders' equity....           $842,910              $477,710
                                                        ================      ================

   The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------
                                             1999             1998              1997
                                       ---------------- ----------------- -----------------
                                        (dollars in thousands, except per share amounts)
REVENUES:
  New vehicle sales.................     $1,465,759         $931,205          $228,044
  Used vehicle sales................        750,807          510,192           135,507
  Parts and service sales...........        212,970          139,144            30,006
  Other dealership revenues, net....         78,788           49,516            10,410
                                       ---------------- ----------------- -----------------
    Total revenues..................      2,508,324        1,630,057           403,967

COST OF SALES:
  New vehicle sales.................      1,344,120          857,109           212,349
  Used vehicle sales................        691,499          471,910           123,932
  Parts and service sales...........         96,348           64,528            13,085
                                       ---------------- ----------------- -----------------
    Total cost of sales.............      2,131,967        1,393,547           349,366
                                       ---------------- ----------------- -----------------

GROSS PROFIT........................        376,357          236,510            54,601

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES...........        279,791          178,038            43,360
DEPRECIATION EXPENSE................          4,853            3,783               850
AMORTIZATION EXPENSE................          5,763            2,643               170
                                       ---------------- ----------------- -----------------

    Income from operations                   85,950           52,046            10,221

OTHER INCOME AND (EXPENSES):
  Floorplan interest expense........        (20,395)         (12,837)           (3,810)
  Other interest expense, net.......        (10,052)          (4,027)             (176)
  Other income, net.................            186               39               156
                                       ---------------- ----------------- -----------------

INCOME BEFORE INCOME TAXES..........         55,689           35,221             6,391

PROVISION FOR INCOME TAXES..........         22,174           14,502               573
                                       ----------------- ---------------- -----------------

NET INCOME..........................        $33,515          $20,719            $5,818
                                       ================= ================ =================
S Corporation pro forma income taxes
  (unaudited).......................                                             1,465
                                                                          -----------------
Pro forma net income
  (unaudited).......................                                            $4,353
                                                                          =================

Earnings per share:
  Basic.............................          $1.62            $1.20
  Diluted...........................          $1.55            $1.16
Weighted average shares outstanding:
  Basic.............................     20,683,308       17,281,165
  Diluted...........................     21,558,920       17,904,878

   The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                COMMON STOCK           ADDITIONAL      RETAINED
                          --------------------------    PAID-IN        EARNINGS       TREASURY
                             SHARES        AMOUNT       CAPITAL        (DEFICIT)       STOCK         TOTAL
                          ------------  -----------  --------------  --------------  -----------  -------------
                                                         (dollars in thousands)
BALANCE, December 31,
   1996..................  3,570,302         $36        $6,270           $5,904            $-       $12,210
  Net income.............          -           -             -            5,818             -         5,818
  Acquisition of
    founding Companies...  5,954,613          60        33,294                -             -        33,354
  Initial public
    offering, net........  5,148,136          51        51,707                -             -        51,758
  Purchase of treasury
    stock................          -           -             -                -           (92)          (92)
  Stock transfer by
    shareholder, net of
    tax..................          -           -           575                -             -           575
  Dividends, prior to
    the initial public
    offering.............          -           -             -          (14,251)            -       (14,251)
                          ------------  -----------  --------------  --------------  -----------  -------------

BALANCE, December 31,
   1997.................. 14,673,051         147        91,846           (2,529)          (92)       89,372
  Net income.............          -           -             -            20,719            -        20,719
  Issuance of common
    stock in
    acquisitions.........  3,516,805          35        26,770                -             -        26,805
  Proceeds from sales of
    common stock under
    employee benefit
    plans................    234,650           1         2,063                -             -         2,064
  Issuance of treasury
    stock to employee
    benefit plan.........   (156,991)          -        (2,210)               -         2,210             -
  Purchase of treasury
    stock................          -           -             -                -        (2,776)       (2,776)
                          ------------  -----------  --------------  --------------  -----------  -------------

BALANCE, December 31,
  1998................... 18,267,515         183       118,469           18,190          (658)      136,184
  Net income.............          -           -             -           33,515             -        33,515
  Common stock offering,
    net..................  2,000,000          20        42,866                -             -        42,886
  Issuance of common
    stock in acquisitions  1,459,852          15        21,069                -             -        21,084
  Proceeds from sales of
    common stock under
    employee benefit
    plans................    322,195           3         4,195                -             -         4,198
  Issuance of treasury
    stock to employee
    benefit plan.........   (248,195)         (3)       (5,201)               -         5,204             -
  Purchase of treasury
    stock................          -           -             -                -        (5,838)       (5,838)
                          ------------  -----------  --------------  --------------  -----------  -------------

BALANCE, December 31,
  1999................... 21,801,367        $218      $181,398          $51,705       $(1,292)     $232,029
                          ============  ===========  ==============  ==============  ===========  =============

   The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                               1999          1998          1997
                                                           ------------- -------------  ------------
                                                                    (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................       $33,515       $20,719        $5,818
  Adjustments to reconcile net income to net
     cash provided by operating activities -
    Depreciation and amortization......................        10,616         6,426         1,020
    Non-cash compensation, net of tax..................             -             -           575
    Deferred income taxes..............................         4,011        (4,201)       (1,015)
    Provision for doubtful accounts and uncollectible
    notes..............................................         1,153           356           270
    Gain on sale of assets.............................           (53)         (115)         (112)
    Changes in assets and liabilities -
    Accounts receivable................................        (4,717)       (4,544)        1,564
    Inventories........................................       (49,079)           44         5,686
    Prepaid expenses and other assets..................        (3,487)       (2,661)        3,609
    Due from affiliates, net...........................             -             -           491
    Floorplan notes payable............................        68,584        (1,730)       (5,374)
    Accounts payable and accrued expenses..............        12,681         9,983        (5,610)
                                                           ------------- -------------  ------------
        Total adjustments..............................        39,709         3,558         1,104
                                                           ------------- -------------  ------------
        Net cash provided by operating activities......        73,224        24,277         6,922
                                                           ------------- -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable.......................        (2,452)       (2,276)         (362)
    Collections on notes receivable....................         1,040         1,630            88
    Purchases of property and equipment................       (27,382)       (9,695)       (2,164)
    Proceeds from sale of property and equipment.......        11,705        20,238         1,935
    Cash paid in acquisitions, net of cash received....      (109,855)      (68,122)       11,164
                                                           ------------- -------------  ------------
        Net cash provided by (used in) investing
        activities.....................................      (126,944)      (58,225)       10,661
                                                           ------------- -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (payments) under floorplan facility for
    acquisition financing..............................             -        33,523       (33,523)
    Net borrowings on revolving credit facility........       (32,000)       42,000             -
    Principal payments of long-term debt...............        (3,610)      (10,001)         (471)
    Borrowings of long-term debt.......................         5,684           490           109
    Proceeds from common stock offering, net...........        42,886             -        51,759
    Proceeds from senior subordinated notes offering, net.     94,781             -             -
    Proceeds from issuance of common stock to benefit
    plans..............................................         4,198         2,063             -
    Purchase of treasury stock.........................        (5,838)       (2,776)          (92)
    Dividends paid in cash.............................             -             -       (11,952)
                                                           ------------- -------------  ------------
        Net cash provided by financing activities......       106,101        65,299         5,830
                                                           ------------- -------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............        52,381        31,351        23,413

CASH AND CASH EQUIVALENTS, beginning of period.........        66,443        35,092        11,679
                                                           ------------- -------------  ------------

CASH AND CASH EQUIVALENTS, end of period...............      $118,824       $66,443       $35,092
                                                           ============= =============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
    Interest...........................................       $27,156       $15,218        $4,200
    Taxes..............................................       $22,812       $17,832          $131

             The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND ORGANIZATION:

        Group 1 Automotive, Inc. and Subsidiaries ("Group 1" or the "Company") was founded in December 1995 to become a leading operator in the highly fragmented automobile retailing industry. The Company is engaged in the retail sale of new and used vehicles and the arranging of vehicle finance, insurance and service contracts. In addition, the Company sells automotive parts and provides vehicle servicing and collision repair.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Basis of Presentation

        For financial statement presentation purposes, Howard Group, one of four groups acquired in 1997 (the "Founding Groups"), has been identified as the accounting acquirer. The acquisition of the remaining Founding Groups and the subsequent acquisitions were accounted for using the purchase method of accounting. The results of operations of the Howard Group are included for all periods presented. The operations of Group 1 Automotive, Inc., the parent company, and the Founding Groups, excluding the Howard Group, are included in the results of operations beginning October 31, 1997, the effective closing date of the acquisitions for accounting purposes. The results of operations of all acquisitions subsequent to October 31, 1997 are included from the effective dates of the closings of the acquisitions. The allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. All significant intercompany balances and transactions have been eliminated in consolidation.

        Revenue Recognition

        Revenue from vehicle sales, parts sales and vehicle service is recognized upon completion of the sale and delivery to the customer.

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

        The Company may be charged back ("chargebacks") for unearned financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and vehicle service contract revenues, net of estimated chargebacks, are included in other dealership revenue in the accompanying consolidated financial statements.

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of such assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

        Goodwill

        Goodwill represents the excess of the purchase price of dealerships acquired over the fair value of tangible assets acquired at the date of acquisition. Goodwill is amortized on a straight-line basis over 40 years. Amortization expense charged to operations totaled approximately $4.5 million, $2.2 million, and $170,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated amortization totaled approximately $7.0 million and $2.5 million as of December 31, 1999 and 1998, respectively.

        Income Taxes

        The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

        Self-Insured Medical Plan

        The Company is self-insured for a portion of the claims related to its employee medical benefits program. Claims, not subject to stop-loss insurance, are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions and the Company's historical claims experience.

        Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of floorplan notes payable and long-term debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or existence of variable interest rates that approximate market rates. Specifically, the carrying value of the Company's senior subordinated notes approximates fair value as they were trading in the market at prices near book value.

        In January 1998, the Company entered into a three-year interest rate swap agreement to hedge its exposure to changes in interest rates. The effect of this swap is to convert the interest rate on $75 million of debt to a fixed rate of approximately 6.91%.

        Advertising

        The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998, and 1997 totaled $25.9, $16.8 and $5.9 million, respectively.

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Statements of Cash Flows

        For purposes of the statements of cash flows, cash and cash equivalents include contracts in transit, which are typically collected within one month. Additionally, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the statements of cash flows.

        Earnings Per Share

        SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. As the Company was not a public enterprise until October 1997, and the companies included in the statements of operations were under different tax structures (S Corporations and C Corporations), no earnings per share data have been presented for the historical results of operations for the year ended December 31, 1997. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 1999 and 1998:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                               ------------------------
                                                                  1999          1998
                                                               ----------    ----------
Common stock outstanding, beginning of period...............   18,267,515    14,673,051

    Weighted average common stock issued in offerings.......    1,664,049             -

    Weighted average common stock issued in acquisitions....      739,071     2,591,834

    Weighted average common stock issued to employee stock
    purchase plan...........................................      128,757        90,123

    Weighted average common stock issued in stock option
    exercises...............................................       32,978        15,953

    Less: Weighted average treasury shares repurchased......     (149,062)      (89,796)
                                                               ----------    ----------
Shares used in computing basic earnings per share...........   20,683,308    17,281,165
    Dilutive effect of stock options, net of assumed
    repurchase of treasury stock............................      875,612       623,713
                                                               ----------    ----------
Shares used in computing diluted earnings per share.........   21,558,920    17,904,878
                                                               ==========    ==========

        Recent Accounting Pronouncements

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 137 amended the effective date to be for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". SAB No. 101 is effective for years beginning after December 31, 1999, and provides guidance related to recognizing revenue in circumstances where no specific

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting standards exist. Management does not believe that SAB No. 101 will have a material impact on its revenue recognition policies.

        Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform them to the current year presentation.

3.  BUSINESS COMBINATIONS:

        During 1999, the Company acquired 32 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired, and satisfying certain contingent acquisition payment arrangements from previous transactions included approximately $109.9 million in cash, net of cash received, approximately 1.5 million shares of restricted/unregistered common stock and the assumption of an estimated $101.5 million of inventory financing and approximately $500,000 of notes payable. Additional consideration may be paid based on the financial performance of certain dealerships, over specified periods. Additional consideration, if any, will be payable in cash and common stock and will result in an increase in goodwill on the balance sheet of the Company. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $116.2 million of goodwill, which is being amortized over 40 years.

        During 1998, the Company acquired 33 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired, included approximately $68.1 million in cash, net of cash received, approximately 3.5 million shares of restricted/unregistered common stock and the assumption of an estimated $103.1 million in inventory financing and $2.9 million of mortgage financing. Additional consideration may be paid based on the financial performance of certain dealerships, over specified periods. Additional consideration, if any, will be payable in cash and common stock and will result in an increase in goodwill on the balance sheet of the Company. The purchase price allocations resulted in recording approximately $98.7 million of goodwill, which is being amortized over 40 years.

        The following pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions completed before December 31, 1999, assuming that they occurred on January 1, 1998, (2) the completion of our March 1999 offerings of 2 million shares of common stock and $100 million of senior subordinated notes, assuming they occurred on January 1, 1998, and (3) certain pro forma adjustments discussed below.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      1999             1998
                                              ------------------ -------------------
                                             (in thousands, except per share amounts)
                                                             (unaudited)
                Revenues ....................       $2,974,422       $2,657,980
                Gross profit ................          438,151          384,773
                Income from operations ......          102,493           86,275
                Net income ..................           39,010           31,329
                Basic earnings per share ....             1.80             1.46
                Diluted earnings per share ..             1.73             1.42

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

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

        Accounts and notes receivable consist of the following:

                                                   DECEMBER 31,
                                         ---------------------------------
                                              1999               1998
                                         ---------------      ------------
                                                  (in thousands)
Amounts due from manufacturers........      $17,189              $9,522
Parts and service receivables.........        6,786               3,733
Due from finance companies............        6,177               4,452
Other.................................        6,783               4,405
                                         ---------------      ------------
   Total accounts and notes receivable       36,935              22,112
Less - Allowance for doubtful accounts       (1,639)               (739)
                                         ---------------      ------------
   Accounts and notes receivable, net.      $35,296             $21,373
                                         ===============      ============

        Inventories, net of valuation reserves, consist of the following:

                                                     DECEMBER 31,
                                           ---------------------------------
                                               1999               1998
                                           --------------     --------------
                                                     (in thousands)
New vehicles...........................       $286,815           $155,088
Used vehicles..........................         68,287             44,384
Rental vehicles........................         11,115              7,228
Parts, accessories and other...........         20,038             12,476
                                           --------------     ---------------
   Total inventories...................       $386,255           $219,176
                                           ==============     ===============

        Accounts payable and accrued expenses consist of the following:

                                                     DECEMBER 31,
                                          -----------------------------------
                                               1999                1998
                                          ---------------     ---------------
                                                    (in thousands)
 Accounts payable, trade...............        $46,437            $31,362
 Accrued expenses......................         62,293             50,938
                                          ---------------     ---------------
    Total accounts payable and accrued
       expenses........................       $108,730            $82,300
                                          ===============     ===============

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                      ESTIMATED                DECEMBER 31,
                                     USEFUL LIVES     --------------------------------
                                       IN YEARS           1999              1998
                                     -------------    ------------     ---------------
                                                              (in thousands)
    Land...........................       -               $5,985             $2,130
    Buildings......................    30 to 40            7,701              1,086
    Leasehold improvements.........     7 to 15           10,586              6,940
    Machinery and equipment........     3 to 7            16,480              8,186
    Furniture and fixtures.........     5 to 7            13,958              8,104
    Company vehicles...............       5                2,596              1,556
                                                      ------------     ---------------
      Total                                               57,306             28,002
    Less -- Accumulated
      depreciation.................                      (10,595)            (6,042)
                                                      ------------     ---------------
      Property and equipment, net..                      $46,711            $21,960
                                                      ============     ===============

6.  FLOORPLAN NOTES PAYABLE:

        Floorplan notes payable reflect amounts payable for the purchase of specific vehicle inventory and consist of the following:

                                                    DECEMBER 31,
                                         -----------------------------------
                                              1999               1998
                                         ---------------    ----------------
                                                   (in thousands)
New vehicles..........................     $320,058           $166,650
Used vehicles.........................       32,719             19,452
Rental vehicles.......................       10,712              7,303
                                         ---------------    ----------------
        Total floorplan notes payable.     $363,489           $193,405
                                         ===============    ================

        During 1999, the Company amended its Revolving Credit Agreement with a bank group (the "Credit Facility"). The maturity date was extended to December 31, 2003, and the interest rate was reduced. The notes payable bear interest at the London Interbank Offered Rate ("LIBOR") plus 125 basis points.


        As of December 31, 1999 and 1998, the interest rate on floorplan notes payable outstanding was 7.72% and 7.12%, respectively. The floorplan arrangement permits the Company to borrow up to $780 million, dependent upon new and used vehicle inventory levels. As of December 31, 1999, total available borrowings under floorplan agreements were approximately $416.5 million.


        Vehicle payments on the notes are due when the related vehicles are sold. The notes are collateralized by substantially all of the inventories of the Company.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  LONG-TERM DEBT:

                                                            DECEMBER 31,
                                                     ---------------------------
                                                        1999           1998
                                                     -----------    ------------
                                                           (in thousands)
     Credit Facility (described below)...........      $10,000           $42,000
     Note payable to a bank with monthly principal
       payments of $41,892, due through March
       2004, bearing interest at 7.5%, payable
       monthly...................................            -             2,592
     Related party notes payable, maturing in
       November 2007, bearing interest at LIBOR
       plus 400 basis points.....................        3,835                 -
     Other notes payable, maturing in varying
       amounts through October 2004 with a
       weighted average interest rate of 9.17%...        2,526             1,195
                                                     -----------    ------------
     Total long-term debt........................       16,361            45,787
       Less - Current portion....................       (1,076)           (2,966)
                                                     -----------    ------------
     Long-term portion...........................      $15,285           $42,821
                                                     ===========    ============

        The notes payable are secured by the land, buildings or other assets for which the debt was incurred. In addition to floorplan notes payable, the Credit Facility provides an acquisition line of credit of up to $220 million, for the financing of acquisitions, general corporate purposes or capital expenditures. The amount of funds available under the acquisition line is dependent upon a calculation based on the Company's cash flow and maintaining certain financial ratios. The acquisition line of credit of the Credit Facility bears interest based on the LIBOR plus a margin varying from 175 to 325 basis points, dependent upon certain financial ratios. Additionally, the loan agreement contains various covenants including financial ratios and other requirements, which must be maintained by the Company. The agreement also limits the amount the Company may pay as cash dividends. The interest rate on borrowings under the acquisition line of credit of the Credit Facility was 8.21% and 7.37%, at December 31, 1999 and 1998, respectively.

        The related party debt is owed to the company of an individual who is a current employee and shareholder of the company, from whom certain of the Company's operations were acquired. The debt was incurred to finance and is secured by equipment, furniture and fixtures purchased for a new dealership-facility leased under a long-term agreement by the Company from the related party.

        Total interest incurred on long-term debt was approximately $2.4 million, $4.5 million and $176,000 for the years ended December 31, 1999, 1998 and 1997, respectively, which included approximately $592,000 of capitalized interest in 1999.

        The aggregate maturities of long-term debt as of December 31, 1999, were as follows:

                                                (in thousands)
                         2000......................  $1,076
                         2001......................   1,066
                         2002......................   1,042
                         2003......................  11,143
                         2004......................     665
                         Thereafter................   1,369
                                                   -----------
                           Total long-term debt.... $16,361
                                                   ===========

8.  SENIOR SUBORDINATED NOTES

        The Company completed the offering of $100 million of its 10 7/8% Senior Subordinated Notes due 2009 (the "Notes") on March 5, 1999. The Notes pay interest semi-annually on March 1 and September 1 each year beginning September 1, 1999. Before March 1, 2002, the Company may redeem up to $35 million of the Notes with the proceeds of certain public offerings of common stock at a redemption price of 110.875% of the principal amount plus accrued interest to the redemption date. Additionally, the Company may redeem all or part of the Notes at redemption prices of 105.438%, 103.625%, 101.813% and 100.000% of the principal amount plus accrued interest during the 12-month

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods beginning March 1 of 2004, 2005, 2006, and 2007 and thereafter, respectively. The Notes are jointly and severally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company (the "Subsidiary Guarantors"), other than certain inconsequential subsidiaries. All of the Subsidiary Guarantors are wholly owned subsidiaries of the Company. Certain manufacturers have minimum working capital guidelines, which, under certain circumstances, may impair a subsidiary's ability to make distributions to the parent company. Separate financial statements of the Subsidiary Guarantors are not included because (i) all Subsidiary Guarantors have jointly and severally guaranteed the Notes on a full and unconditional basis, to the maximum extent permitted by law, (ii) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis, and
(iii) management has determined that such information is not material to investors.

        Total interest expense on the senior subordinated notes for the year ended December 31, 1999, was approximately $9.1 million.

9.  CAPITAL STOCK AND STOCK OPTIONS:

        In 1996, Group 1 adopted the 1996 Stock Incentive Plan (the "Plan"), which provides for the granting or awarding of stock options, stock appreciation rights and restricted stock to officers and other key employees and directors. During 1999, the number of shares authorized and reserved for issuance under the Plan was increased from 2 million shares to 3 million shares, of which 131,923 are available for future issuance as of December 31, 1999. In general, the terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. All outstanding options are exercisable over a period not to exceed 10 years and vest over three- to six-year periods.

        The following table summarizes the Company's outstanding stock options:

                                                                          WEIGHTED
                                                                           AVERAGE
                                                                          EXERCISE
                                                        NUMBER             PRICE
                                                       --------           --------
          Options outstanding, December 31, 1996....    205,000             $2.90
          Grants:
            First quarter 1997 (all at $2.90 per
              share)................................    360,000              2.90
            Fourth quarter 1997 (all at $12.00 per
              share)................................    682,450             12.00
                                                      ---------            ------
          Options outstanding, December 31, 1997....  1,247,450              7.88
            Grants (exercise prices between $12.00
              and $17.88 per share).................    780,850             16.16
            Exercised...............................    (49,973)             3.13
            Forfeited...............................    (99,648)            13.27
                                                      ---------            ------
          Options outstanding, December 31, 1998....  1,878,679             11.15
            Grants (exercise prices between $16.47
              and $24.72 per share).................  1,015,850             19.64
            Exercised...............................    (75,600)             3.09
            Forfeited...............................    (76,425)            13.42
                                                      ---------            ------
          Options outstanding, December 31, 1999....  2,742,504            $14.45
                                                      =========            ======

        At December 31, 1999 and 1998, 448,544 and 208,460 options, respectively, were exercisable at a weighted average exercise prices of $9.86 and $7.35, respectively. The weighted average exercise price of options granted during the year ended December 31, 1997 was $8.86. The weighted average remaining contractual life of options outstanding at December 31, 1999 is 8.6 years. The weighted average fair value per share of options granted during the years ended December 31, 1999, 1998 and 1997 is $13.40, $9.18 and $5.94,
respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following table summarizes the weighted average information used in determining the fair value of the options granted during the years ended December 31, 1999, 1998 and 1997:

                                                     1999           1998            1997
                                                     ----           ----            ----
           Weighted average risk-free interest                                      5.9%
           rate...............................       6.2%           5.5%
           Weighted average expected life of                                      10 years
           options............................     10 years       10 years
           Weighted average expected volatility     47.4%          42.8%           58.1%
           Weighted average expected dividends        --             --              --

        In September 1997, Group 1 adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan authorizes the issuance of up to 1 million shares of Common Stock and provides that no options may be granted under the Purchase Plan after June 30, 2007. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (Option Period) during the term of the Purchase Plan, the employee contributions are used to acquire shares of Common Stock at 85% of the fair market value of the Common Stock on the first or the last day of the Option Period, whichever is lower. During 1999 and 1998, the Company issued 246,595 and 184,677 shares, respectively, of Common Stock to employees participating in the Purchase Plan.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to record employee compensation expense in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation expense is recorded for stock options based on the excess of the fair market value of the common stock on the date the options were granted over the aggregate exercise price of the options. As the exercise price of options granted under the Plan has been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to the Plan has been recorded. Additionally, no compensation expense is recorded for shares issued pursuant to the Purchase Plan as it is a qualified plan.

        Had compensation expense for the Plan been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1999          1998         1997
                                                    ---------     ---------    ---------
                                                      (in thousands, except per share
                                                                  amounts)
          Net income as reported..................   $33,515       $20,719        $5,818
          Pro forma net income under SFAS 123.....    31,254        19,519         5,451
          Pro forma basic earnings per share......      1.51          1.13             -
          Pro forma diluted earnings per share....      1.45          1.09             -

10. OPERATING LEASES:

        The Company leases various facilities and equipment under long-term operating lease agreements, including leases with related parties. The related-party leases expire on various dates through May 2029 and, in general, are renewable, at the Company's option, at various times during the lease term. In general, the third-party leases are cancelable at the Company's option, at various times during the lease term, and expire on various dates through December 2029.

        During 1998, the Company completed a sale and leaseback transaction related to six of its owned dealerships properties. During 1999, the Company completed a sale and leaseback transaction with respect to two additional properties.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Future minimum lease payments for operating leases are as follows:

                                RELATED         THIRD
YEAR ENDED DECEMBER 31,         PARTIES        PARTIES          TOTAL
----------------------------  ------------   -------------   -------------
                                            (in thousands)
2000......................       $10,893        $14,555         $25,448
2001......................        10,893         13,488          24,381
2002......................        10,893         12,940          23,833
2003......................        10,985         12,883          23,868
2004......................        10,986         11,956          22,942
Thereafter................        54,604         94,877         149,481
                              ------------   -------------   -------------
Total.....................      $109,254       $160,699        $269,953
                              ============   =============   =============

        Total rent expense under all operating leases, including operating leases with related parties, was approximately $19.9, $11.1 and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Rental expense on related-party leases, which is included in the above amounts, totaled approximately $9.6, $8.3 and $2.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

11. INCOME TAXES:

        Federal and state income taxes are as follows:

                               DECEMBER 31,
                -----------------------------------------
                   1999           1998          1997
                ------------  ------------- --------------
                             (in thousands)
Federal -
  Current......  $16,632        $15,478       $1,291
  Deferred.....    2,360         (3,465)        (762)

State -
  Current......    1,531          3,225          297
  Deferred.....    1,651           (736)        (253)
                ------------  ------------- --------------
Provision for
income taxes...  $22,174        $14,502         $573
                ============  ============= ==============

        Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 1999 and 1998 and 34% in 1997 to income before income taxes as follows:

                                                   DECEMBER 31,
                                   ----------------------------------------------
                                        1999            1998            1997
                                   --------------  -------------  ---------------
                                                   (in thousands)
Provision at the statutory
rate..........................    $19,491         $12,327         $2,173
Increase (decrease) resulting
  from --
  Income of S Corporations....          -               -         (1,269)
  State income tax, net of
    benefit for federal
    deduction.................      2,506           1,618             29
  Deferred tax assets
    realized on conversion of
    S Corporations to C
    Corporations..............          -               -           (403)
  Non-deductible portion of
    goodwill amortization.....        407             339              -
  Other.......................       (230)            218             43
                               --------------  -------------  ---------------
Provision for income taxes....    $22,174         $14,502           $573
                               ==============  =============  ===============

        Deferred income tax provisions result from temporary differences in the recognition of income and

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

                                            DECEMBER 31,
                                    ------------------------------
                                        1999            1998
                                    --------------  --------------
                                           (in thousands)
Inventory (LIFO conversion).......    $(5,401)         $(2,981)
Reserves and accruals not
   deductible until paid..........     18,702           17,828
Goodwill..........................     (3,311)            (584)
Depreciation......................     (1,950)          (1,082)
Other.............................     (2,638)            (186)
                                    --------------  --------------
   Net deferred tax asset.........     $5,402          $12,995
                                    ==============  ==============

        The net deferred tax assets (liabilities) are comprised of the following:

                                             DECEMBER 31,
                                     -----------------------------
                                         1999            1998
                                     --------------  -------------
                                            (in thousands)
Deferred tax assets -
   Current........................      $12,956         $11,238
   Long-term......................        8,114           7,154
Deferred tax liabilities -
   Current........................       (4,337)            (26)
   Long-term......................      (11,331)         (5,371)
                                     --------------  -------------
  Net deferred tax asset..........       $5,402         $12,995
                                     ==============  =============

12. COMMITMENTS AND CONTINGENCIES:

        Litigation

        The Company is a defendant in several lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Company's financial position or results of operations.

        Insurance

        Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. The Company's insurance includes an umbrella policy with a $100 million per occurrence limit as well as insurance on its real property, comprehensive coverage for its vehicle inventory, general liability insurance, employee dishonesty coverage and errors and omissions insurance in connection with its vehicle sales and financing activities.

13. SUBSEQUENT EVENTS (UNAUDITED):

        Recent Acquisitions

     Since December 31, 1999, the Company has completed acquisitions of 11 dealership franchises. One of these acquisitions is a new platform with 10 dealership franchises in Massachusetts. The remaining acquisition is a tuck-in, which will complement platform operations in Florida. These acquisitions bring the Company's total number of dealership franchises to 98. The aggregate consideration paid in completing these acquisitions, including real estate acquired, was approximately $29.3 million in cash and 330,000 shares of Common Stock and the assumption of an estimated $32.6 million of inventory financing and $10.7 million of mortgage and other debt.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
  3.1    --  Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 Registration
             No. 333-29893).

  3.2    --  Certificate of Designation of Series A Junior Participating Preferred Stock
             (Incorporated by reference to Exhibit 3.2 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).

  3.3    --  Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's
             Registration Statement on Form S-1 Registration No. 333-29893).

   4.1   --  Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

   4.2   --  Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 of the
             Company's Registration Statement on Form S-3 Registration No. 333-69693).

   4.3   --  Form of Subordinated Debt Securities (included in Exhibit 4.2).

   4.4   --  First Supplemental Indenture dated as of March 5, 1999 among Group 1 Automotive,
             Inc., the Subsidiary Guarantors named therein and IBJ Whitehall Bank & Trust
             Company (Incorporated by reference to Exhibit 4.1 of the Company's current report of Form 8-K dated March 5, 1999).

   4.5   --  Form of 10 7/8% Senior Subordinated Note due March 1, 2009 (included in Exhibit
             4.4).

  10.1   --  Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated
             November 3, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's
             Annual Report on Form 10-K for the year-ended December 31, 1997).

  10.2   --  Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year-ended
             December 31, 1997).

  10.3   --  Consulting Agreement between the Company and Sterling B. McCall, Jr. dated
             November 4, 1999.

  10.4   --  Employment Agreement between the Company and Charles M. Smith dated
             November 3, 1997 (Incorporated by reference to Exhibit 10.4 of the
             Company's Annual Report on Form 10-K for the year-ended December
             31, 1997).

  10.5   --  Employment Agreement between the Company and John T. Turner dated
             November 3, 1997 (Incorporated by reference to Exhibit 10.5 of the
             Company's Annual Report on Form 10-K for the year-ended December
             31, 1997).

  10.6   --  Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year-ended
             December 31, 1997).

  10.7   --  1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the
             Company's Registration Statement on Form S-1 Registration No. 333-29893).

  10.8   --  First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to
             Exhibit 10.8 of the Company's Registration Statement on Form S-1 Registration
             No. 333-29893).

  10.9   --  Lease Agreement between Howard Pontiac GMC and Robert E. Howard II
             (Incorporated by reference to Exhibit 10.9 of the Company's
             Registration Statement on Form S-1 Registration No. 333-29893).

  10.10  --  Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated
             by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1
             Registration No. 333-29893).

  10.11  --  Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II
             (Incorporated by reference to Exhibit 10.9 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).

  10.12  --  Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate
             (Incorporated by reference to Exhibit 10.9 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).

  10.13  --  Lease Agreement between Mike Smith Autoplaza and Olds-Honda Realty (Incorporated
             by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1
             Registration No. 333-29893).

  10.14  --  Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder
             Services, L.L.C., as rights agent dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1
             Registration No. 333-29893).

  10.15  --  1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

  10.16  --  Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive,
             Inc. (Incorporated by reference to Exhibit 10.12 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).

  10.17  --  Form of Supplemental Agreement to General Motors Corporation Dealer Sales and
             Service Agreement (Incorporated by reference to Exhibit 10.13 of the Company's
             Registration Statement on Form S-1 Registration No. 333-29893).

  10.18  --  Supplemental Terms and Conditions between Ford Motor Company and Group 1
             Automotive, Inc. dated September 4, 1997 (Incorporated by reference to Exhibit
             10.16 of the Company's Registration Statement on Form S-1 Registration No.
             333-29893).

  10.19  --  Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota,
             Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the
             Company's Registration Statement on Form S-1 Registration No. 333-29893).

  10.20  --  Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury
             Cars, Inc. dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 Registration No. 333-29893.

  10.21  --  Form of General Motors Corporation U.S.A. Sales and Service Agreement
             (Incorporated by reference to Exhibit 10.25 of the Company's Registration
             Statement on Form S-1 Registration No. 333-29893).

  10.22  --  Fourth Amended and Restated Revolving Credit Agreement, dated as of October 15, 1999, and Effective as of November 1, 1999
             (Incorporated by reference to Exhibit 10.1 of the Company's
             Current Report on Form 8-K dated October 29, 1999).

  10.23  --  Stock Pledge Agreement dated December 19, 1997 (Incorporated by reference to Exhibit 10.54 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1997).

  10.24  --  Swap Transaction Letter Agreement dated January 23, 1998
             (Incorporated by reference to Exhibit 10.55 of the Company's
             Annual Report on Form 10-K for the year-ended December 31,
             1997).

  10.25  --  First Amendment to Group 1 Automotive, Inc. 1998 Employee
             Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year-ended
             December 31, 1998).

  10.26  --  Employment Agreement between the Company and Johns S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit
             10.37 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).

  10.27  --  Form of Ford Motor Company Sales and Service Agreement
             (Incorporated by reference to Exhibit 10.38 of the Company's
             Annual Report on Form 10-K for the year-ended December 31,
             1998).

  10.28  --  Form of Chrysler Corporation Sales and Service Agreement
             (Incorporated by reference to Exhibit 10.39 of the Company's
             Annual Report on Form 10-K for the year-ended December 31,
             1998).

  10.29  --  Lock-up Agreement dated June 24, 1999, between the Company and Robert E. Howard II.

  10.30  --  Second Amendment to the 1996 Stock Incentive Plan
             (Incorporated by reference to Exhibit 10.1 of the Company's
             Current Report on Form 8-K dated May 14, 1999).

  10.31  --  Group 1 Automotive, Inc. Deferred Compensation Plan effective November 10, 1999.

  11.1   --  Statement re: computation of earnings per share is included under Note 2 to the financial statements.

  21.1   --  Group 1 Automotive, Inc. Subsidiary List.

  23.1   --  Consent of Arthur Andersen LLP.

  27.1   --  Financial Data Schedule.