Form 10-Q
period 2000-03-31
GROUP 1 AUTOMOTIVE INC
filed 2000-05-15
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     Title                              Outstanding
                     -----                              -----------

         Common stock, par value $.01                    22,420,127

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2000              1999
                                                                                         ----              ----
                                                                                      (unaudited)
        ASSETS


CURRENT ASSETS:
  Cash and cash equivalents.....................................................       $121,263          $118,824
  Accounts and notes receivable, net............................................         38,424            35,296
  Inventories, net..............................................................        452,863           386,255
  Deferred income taxes ........................................................          8,313             8,619
  Other assets..................................................................          4,067             4,429
                                                                                       --------          --------
         Total current assets...................................................        624,930           553,423
                                                                                       --------          --------

PROPERTY AND EQUIPMENT, net.....................................................         60,106            46,711
GOODWILL, net...................................................................        262,346           235,312
OTHER ASSETS....................................................................          7,059             7,464
                                                                                       --------          --------
         Total assets...........................................................       $954,441          $842,910
                                                                                       ========          ========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable.......................................................       $428,769          $363,489
  Current maturities of long-term debt..........................................          1,929             1,076
  Accounts payable and accrued expenses.........................................        107,875           108,730
                                                                                       --------          --------
         Total current liabilities..............................................        538,573           473,295
                                                                                       --------          --------

DEBT, net of current maturities.................................................         46,087            15,285
SENIOR SUBORDINATED NOTES.......................................................         96,966            97,889
DEFERRED INCOME TAXES...........................................................          3,336             3,217
OTHER LIABILITIES...............................................................         22,137            21,195

STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding.......................................................             --                --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 22,435,255 and 21,801,367 issued................................            224               218
  Additional paid-in capital....................................................        187,310           181,398
  Retained earnings ............................................................         60,718            51,705
  Treasury stock, at cost, 66,126 and 78,609 shares.............................           (910)           (1,292)
                                                                                       --------          --------
         Total stockholders' equity.............................................        247,342           232,029
                                                                                       --------          --------
         Total liabilities and stockholders' equity.............................       $954,441          $842,910
                                                                                       ========          ========


  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                           2000              1999
                                                                                           ----              ----
REVENUES:
  New vehicle ..................................................................        $ 511,417        $  270,118
  Used vehicle .................................................................          249,697           159,779
  Parts and service ............................................................           72,844            43,774
  Other dealership revenues, net................................................           25,953            15,680
                                                                                        ---------        ----------
         Total revenues.........................................................          859,911           489,351

COST OF SALES:
  New vehicle ..................................................................          471,807           247,373
  Used vehicle .................................................................          229,625           146,148
  Parts and service ............................................................           33,129            19,636
                                                                                        ---------        ----------
         Total cost of sales....................................................          734,561           413,157


GROSS PROFIT....................................................................          125,350            76,194


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES.........................................................           95,820            58,278

DEPRECIATION EXPENSE............................................................            1,750             1,033

AMORTIZATION EXPENSE............................................................            2,011             1,058
                                                                                        ---------        ----------

         Income from operations.................................................           25,769            15,825


OTHER INCOME AND EXPENSES:
  Floorplan interest expense....................................................           (8,373)           (3,847)
  Other interest expense, net...................................................           (3,883)           (1,786)
  Other income, net.............................................................            1,024                36
                                                                                        ---------        ----------


INCOME BEFORE INCOME TAXES......................................................           14,537            10,228


PROVISION FOR INCOME TAXES......................................................            5,524             4,071
                                                                                        ---------        ----------


NET INCOME......................................................................        $   9,013        $    6,157
                                                                                        =========        ==========


Earnings per share:
  Basic.........................................................................        $    0.40        $     0.33
  Diluted.......................................................................        $    0.40        $     0.31

Weighted average shares outstanding:
  Basic.........................................................................       22,384,332        18,921,723
  Diluted.......................................................................       22,781,689        19,989,005

  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                               2000              1999
                                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................            $   9,013       $    6,157
   Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation and amortization...............................................                3,761            2,091
    Deferred income taxes.......................................................                  311             (150)
    Provision for doubtful accounts and uncollectible notes.....................                  356              186
    Loss on sale of assets......................................................                   17               --
    Gain on sale of franchise...................................................               (1,048)              --
    Changes in assets and liabilities -
      Accounts receivable.......................................................                 (688)            (572)
      Inventories...............................................................              (33,009)         (31,439)
      Other assets..............................................................                  355              326
      Floorplan notes payable...................................................               31,271           32,882
      Accounts payable and accrued expenses.....................................                4,543            4,224
                                                                                            ---------       ----------
          Total adjustments.....................................................                5,869            7,548
                                                                                            ---------       ----------
                  Net cash provided by operating activities.....................               14,882           13,705
                                                                                            ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable.................................................                 (914)            (502)
   Collections on notes receivable..............................................                  460              246
   Purchases of property and equipment..........................................               (4,760)          (8,914)
   Proceeds from sales of property and equipment................................                  443            5,729
   Proceeds from sales of franchises............................................                9,700               --
   Cash paid in acquisitions, net of cash received..............................              (37,490)         (18,716)
                                                                                            ---------       ----------
                  Net cash used in investing activities.........................              (32,561)         (22,157)
                                                                                            ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under floorplan facilities for acquisition financing............                   --          (79,851)
   Net (payments) borrowings on acquisition tranche of
     revolving credit facility..................................................               21,000          (42,000)
   Principal payments of long-term debt.........................................                 (485)          (2,705)
   Borrowings of long-term debt.................................................                  489              144
   Proceeds from senior subordinated notes offering, net........................                   --           94,781
   Purchase of senior subordinated notes........................................                 (957)              --
   Proceeds from common stock offering, net.....................................                   --           44,070
   Proceeds from issuance of common stock to benefit plans......................                  856              242
   Purchase of treasury stock...................................................                 (785)            (643)
                                                                                            ---------       ----------
                  Net cash provided by financing activities.....................               20,118           14,038
                                                                                            ---------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................                2,439            5,586

CASH AND CASH EQUIVALENTS, beginning of period..................................              118,824           66,443
                                                                                            ---------       ----------

CASH AND CASH EQUIVALENTS, end of period........................................            $ 121,263       $   72,029
                                                                                            =========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest...............................................................            $  14,911       $    5,425
         Taxes..................................................................            $     140       $    1,223

  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc. is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with its primary operations and assets being its investments in its subsidiaries. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites, provide maintenance and repair services and arrange finance, vehicle service and insurance contracts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the "Company" or "Group 1".


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

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                           ---------
                                                                                                     2000              1999
                                                                                                     ----              ----
Common stock outstanding, beginning of period...........................................          21,801,367        18,267,515
  Weighted average common stock issued -
     Acquisitions.......................................................................             633,888            60,644
     Employee Stock Purchase Plan.......................................................              72,483            20,297
     Stock offering.....................................................................                  --           622,222
  Less: Weighted average treasury shares repurchased....................................            (123,406)          (48,955)
                                                                                                  ----------        ----------

Shares used in computing basic earnings per share.......................................          22,384,332        18,921,723

  Dilutive effect of stock options, net of assumed repurchase of treasury stock.........             397,357         1,067,282
                                                                                                  ----------        ----------

Shares used in computing diluted earnings per share.....................................          22,781,689        19,989,005
                                                                                                  ==========        ==========

4.   BUSINESS COMBINATIONS:

         During the first three months of 2000, the Company acquired 11 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired, and satisfying certain contingent acquisition payment arrangements from previous transactions included approximately $37.5 million in cash, net of cash received, approximately 630,000 shares of restricted/unregistered common stock, the assumption of an estimated $ 34.0 million of inventory financing and the assumption of approximately $ 10.7 of notes payable. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $ 36.0 million of goodwill, which is being amortized over 40 years.

         The following unaudited pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions completed before March 31, 2000, assuming that they occurred on January 1, 1999, (2) the completion of our March 1999 offerings of two million shares of common stock and $100 million of senior subordinated notes assuming they occurred on January 1, 1999, and (3) certain pro forma adjustments discussed below.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                        2000             1999
                                                                                        ----             ----
                                                                              (in millions, except per share amounts)
         Revenues ..............................................................       $859.9           $776.6
         Gross profit ..........................................................        125.4            115.5
         Income from operations ................................................         25.8             25.9
         Net income ............................................................          9.0              9.1
         Basic earnings per share ..............................................         0.40             0.41
         Diluted earnings per share ............................................         0.40             0.39

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

OVERVIEW

         We are a leading operator in the automotive retailing industry. We own automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Georgia, Colorado, Massachusetts and Louisiana. Through our dealerships and Internet sites, we sell new and used cars and light trucks, and provide maintenance and repair services. We also operate 19 collision service centers. We expect a significant portion of our future growth to come from acquisitions of additional dealerships.

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

         Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on interest-bearing debt.


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999

NEW VEHICLE DATA


(dollars in thousands,
except per unit amounts)
                                                                                               INCREASE/        PERCENT
                                                            2000                1999          (DECREASE)        CHANGE
                                                            ----                ----          ----------        ------
Retail unit sales...........................                20,779             11,324             9,455          83.5 %
Retail sales revenues.......................              $511,417           $270,118          $241,299          89.3 %
Gross profit................................               $39,610            $22,745           $16,865          74.1 %
Average gross profit per retail unit sold...                $1,906             $2,009             $(103)         (5.1)%
Gross margin................................                   7.7%               8.4%             (0.7)%

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)                                                                       INCREASE/         PERCENT
                                                            2000                1999          (DECREASE)         CHANGE
                                                            ----                ----          ----------         ------
Retail unit sales...........................                14,651              10,021            4,630           46.2%
Retail sales revenues (1)...................              $198,602            $131,713          $66,889           50.8%
Gross profit................................               $20,072             $13,631           $6,441           47.3%
Average gross profit per retail unit sold...                $1,370              $1,360              $10            0.7%
Gross margin................................                  10.1%               10.3%            (0.2)%

------------------
         (1)  Excludes wholesale revenues.


PARTS AND SERVICE DATA

(dollars in thousands)                                                                         INCREASE/        PERCENT
                                                            2000                1999          (DECREASE)        CHANGE
                                                            ----                ----          ----------        ------
Sales revenues..............................               $72,844             $43,774          $29,070           66.4%
Gross profit................................               $39,715             $24,138          $15,577           64.5%
Gross margin................................                  54.5%               55.1%            (0.6)%

OTHER DEALERSHIP REVENUES, NET

(dollars in thousands,
except per unit amounts)                                                                       INCREASE/        PERCENT
                                                            2000                1999          (DECREASE)        CHANGE
                                                            ----                ----          ----------        ------
Retail new and used unit sales..............                35,430              21,345           14,085          66.0 %
Retail sales revenues.......................               $25,953             $15,680          $10,273          65.5 %
Net revenues per retail unit sold...........                  $733                $735              $(2)         (0.3)%


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

         REVENUES. Revenues increased $370.5 million, or 75.7%, to $859.9 million for the three months ended March 31, 2000, from $489.4 million for the three months ended March 31, 1999. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Ford, Honda, Lexus, Nissan, and Toyota, and the acquisitions of additional dealership operations during 1999 and 2000. The growth in used vehicle revenues was primarily attributable to the additional dealership operations acquired and expanded operations in Florida and Dallas. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Florida market. Other dealership revenues increased primarily due to an increase in the number of retail new and used vehicle sales.

         GROSS PROFIT. Gross profit increased $49.2 million, or 64.6%, to $125.4 million for the three months ended March 31, 2000, from $76.2 million for the three months ended March 31, 1999. The increase was attributable to increased revenues as gross margin declined to 14.6% for the three months ended March 31, 2000, from 15.6% for the three months ended March 31, 1999. The gross margin declined as lower margin new vehicle revenues increased as a percentage of total revenues to 59.5% from 55.2% and two recent platform acquisitions with lower margins joined the group. The gross margin on new retail vehicle sales declined to 7.7% from 8.4%, due to lower margins at the two recent platform acquisitions and two other dealerships focusing on expanding market share, which resulted in lower margins and significant organic revenue growth at those two stores.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $37.5 million, or 64.3%, to $95.8 million for the three months ended March 31, 2000, from $58.3 million for the three months ended March 31, 1999. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Additionally, we recorded a non-recurring, $1.5 million charge related to unfavorable medical claims experience during the quarter. Our medical plan was revised as of March 1, 2000. Selling, general and administrative expenses decreased slightly as a percentage of gross profit to 76.4% from 76.5% due primarily to increased operating leverage. Excluding the healthcare charge, selling, general and administrative expenses declined as a percentage of gross profit to 75.2%.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $6.7 million, or 119.6%, to $12.3 million for the three months ended March 31, 2000, from $5.6 million for the three months March 31, 1999. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and additional interest expense due to borrowings to complete acquisitions. Contributing to the increase was a 90 basis point increase in the weighted average LIBOR. Partially mitigating the LIBOR increase was a 25 basis point rate reduction in the interest rate spread charged on our floorplan notes payable.

         OTHER INCOME, NET. Other income, net, increased $988,000 to $1,024,000 for the three months ended March 31, 2000, from $36,000 for the three months ended March 31, 1999. The increase is due primarily to a $1.0 million gain from the sale of a Chrysler franchise in Austin, Texas.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first three months of 2000 we generated cash flow from operations of approximately $ 14.9 million, primarily from net income plus depreciation, an increase of $ 1.2 million compared to the same period in the prior year. Excluding working capital changes, cash flows from operating activities increased $ 4.1 million over the prior year period.

          INVESTING ACTIVITIES. During the first three months of 2000 we used approximately $ 32.6 million for investing activities, primarily related to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions. Additionally, we paid $ 4.8 million for purchases of property and equipment, of which $ 2.1 million was used for the purchase of land and construction of facilities for new or expanded operations.

         FINANCING ACTIVITIES. During the first three months of 2000 we obtained approximately $ 20.1 million from financing activities, primarily borrowings under our credit facility. In March 1999, we completed offerings of 2 million shares of common stock and $100 million of senior subordinated notes with an interest rate of 10 7/8%. The net proceeds from these offerings was approximately $138.8 million.

         WORKING CAPITAL. At March 31, 2000, we had working capital of $86.4 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which, under certain circumstances, may impair a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowings under our credit facility to fund our current operations.

CREDIT FACILITY

         We have a $1 billion credit facility, which matures in December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $220 million and, as of May 1, 2000, $ 189 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants.

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

ACQUISITION FINANCING

         We anticipate that our primary use of cash will be for the completion of acquisitions. We expect the cash needed to complete our acquisitions will come from the operating cash flows of our existing dealerships, borrowings under our credit facility, other borrowings, or equity or debt offerings. Although we believe that we will be able to obtain sufficient capital to fund acquisitions, we cannot guarantee that such capital will be available to us at the time it is required or on terms acceptable to us.


CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

         This quarterly report includes certain "forward-looking statements" within the meeting of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, beliefs or current expectations, including those plans, beliefs and expectations of our officers and directors with respect to, among other things:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about our market sensitive financial instruments updates the information provided as of December 31, 1999, in our Annual Report on Form 10-K and constitutes a "forward-looking statement". Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading.

         Since December 31, 1999, our floorplan notes payable have increased due primarily to acquisitions of additional dealership operations and increases in inventory levels. As of March 31, 2000, there was $ 31 million outstanding under the acquisition portion of the credit facility, a $ 21 million increase since December 31, 1999. During the first quarter of 2000, we assumed $ 10.7 million in fixed rate debt in completing acquisitions. Additionally, there have been no changes in the interest swap positions held by us since December 31, 1999.

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

ITEM 2. CHANGES IN SECURITIES

         We have entered into agreements to purchase all of the outstanding capital stock or purchase certain assets and assume certain liabilities of various automobile dealerships for cash and shares of our common stock. The following is a summary of the transactions in which stock was issued:

                                 DATE SECURITIES
DATE OF AGREEMENT                ISSUED                        ACQUISITION                    SHARES
-----------------------------    --------------------------    ---------------------------    -----------
July 28, 1999                    January 3, 2000               Bohn Automotive Group          300,998
August 10, 1999                  February 16, 2000             Ira Automotive Group           332,890


We are relying on Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as an exemption from registration of the Common Stock issued in the acquisitions. We believe we are justified in relying on such exemption since all of the stockholders of the groups who have received shares of our common stock are "accredited investors" under Regulation D.

ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS:

     11.1  Statement re: computation of earnings per share is included under
           Note 3 to the financial statements.

     27.1  Financial Data Schedule.

B.   REPORTS ON FORM 8-K:

     On March 10, 2000, the Company filed a Current Report of Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Group 1 Automotive, Inc.

May 15, 2000                    By:/s/ Scott L. Thompson
--------------                     --------------------------------------------
Date Scott L. Thompson, Senior Vice President, Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

 11.1     Statement re: computation of earnings per share is included under
          Note 3 to the financial statements.

 27.1     Financial Data Schedule.