Form 10-Q
period 2000-06-30
GROUP 1 AUTOMOTIVE INC
filed 2000-08-14
CIK 1031203

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Title                                  Outstanding
                   -----                                  -----------
       Common stock, par value $.01                        21,419,191

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                       JUNE 30,       DECEMBER 31,
                                                                    -----------       -----------
                                                                         2000            1999
                                                                      (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.....................................    $   114,419       $   118,824
  Accounts and notes receivable, net............................         45,306            35,296
  Inventories, net..............................................        464,589           386,255
  Deferred income taxes ........................................          8,083             8,619
  Other assets..................................................          4,647             4,429
                                                                    -----------       -----------
         Total current assets...................................        637,044           553,423
                                                                    -----------       -----------

PROPERTY AND EQUIPMENT, net.....................................         62,439            46,711
GOODWILL, net...................................................        260,641           235,312
OTHER ASSETS....................................................          7,002             7,464
                                                                    -----------       -----------
         Total assets...........................................    $   967,126       $   842,910
                                                                    ===========       ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable.......................................    $   424,731       $   363,489
  Current maturities of long-term debt..........................          1,770             1,076
  Accounts payable and accrued expenses.........................        115,677           108,730
                                                                    -----------       -----------
         Total current liabilities..............................        542,178           473,295
                                                                    -----------       -----------

DEBT, net of current maturities.................................         57,178            15,285
SENIOR SUBORDINATED NOTES.......................................         97,001            97,889
DEFERRED INCOME TAXES...........................................          2,835             3,217
OTHER LIABILITIES...............................................         21,529            21,195

STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding.......................................             --                --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 22,435,255 and 21,801,367 issued................            224               218
  Additional paid-in capital....................................        187,024           181,398
  Retained earnings ............................................         72,646            51,705
  Treasury stock, at cost, 1,003,865 and 78,609 shares..........        (13,489)           (1,292)
                                                                    -----------       -----------
         Total stockholders' equity.............................        246,405           232,029
                                                                    -----------       -----------
         Total liabilities and stockholders' equity.............    $   967,126       $   842,910
                                                                    ===========       ===========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               ----------------------------         -----------------------------
                                                    2000             1999                 2000            1999
                                               ------------    ------------         ------------     ------------
REVENUES:
  New vehicle ...............................  $    559,819    $    362,409         $  1,071,236     $    632,527
  Used vehicle ..............................       266,381         191,560              516,078          351,339
  Parts and service .........................        75,223          51,498              148,067           95,272
  Other dealership revenues, net.............        28,714          19,932               54,667           35,612
                                               ------------    ------------         ------------     ------------
         Total revenues......................       930,137         625,399            1,790,048        1,114,750

COST OF SALES:
  New vehicle ...............................       516,101         332,915              987,908          580,288
  Used vehicle ..............................       244,691         175,636              474,316          321,785
  Parts and service .........................        33,648          23,191               66,777           42,827
                                               ------------    ------------         ------------     ------------
         Total cost of sales.................       794,440         531,742            1,529,001          944,900


GROSS PROFIT.................................       135,697          93,657              261,047          169,850


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES......................        99,028          68,621              194,848          126,899

DEPRECIATION EXPENSE.........................         1,920           1,144                3,670            2,177

AMORTIZATION EXPENSE.........................         2,127           1,365                4,138            2,423
                                               ------------    ------------         ------------     ------------

         Income from operations..............        32,622          22,527               58,391           38,351


OTHER INCOME AND EXPENSES:
  Floorplan interest expense.................        (9,582)         (4,338)             (17,955)          (8,185)
  Other interest expense, net................        (3,799)         (3,015)              (7,682)          (4,801)
  Other income (expense), net................            (1)             69                1,023              105
                                               ------------    ------------         ------------     ------------


INCOME BEFORE INCOME TAXES...................        19,240          15,243               33,777           25,470


PROVISION FOR INCOME TAXES...................         7,311           6,066               12,835           10,137
                                               ------------    ------------         ------------     ------------


NET INCOME...................................  $     11,929    $      9,177         $     20,942     $     15,333
                                               ============    ============         ============     ============


Earnings per share:
  Basic......................................  $       0.55    $       0.44         $       0.95     $       0.77
  Diluted....................................  $       0.54    $       0.42         $       0.93     $       0.73

Weighted average shares outstanding:
  Basic......................................    21,846,856      20,947,850           22,115,594       19,940,384
  Diluted....................................    22,230,813      21,960,640           22,506,251       20,980,269

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           --------------------------
                                                                              2000              1999
                                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................   $  20,942       $   15,333
   Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation and amortization.......................................       7,808            4,600
    Deferred income taxes...............................................         536             (279)
    Provision for doubtful accounts and uncollectible notes.............         596              447
    Loss (gain) on sale of assets.......................................          15              (38)
    Gain on sale of franchise...........................................      (1,048)              --
    Changes in assets and liabilities -
      Accounts receivable...............................................      (7,906)          (5,907)
      Inventories.......................................................     (44,606)         (42,098)
      Other assets......................................................        (470)             843
      Floorplan notes payable...........................................      27,233           48,554
      Accounts payable and accrued expenses.............................      11,286           15,319
                                                                           ----------      ----------
          Total adjustments.............................................      (6,556)          21,441
                                                                           ----------      ----------
                  Net cash provided by operating activities.............      14,386           36,774
                                                                           ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable.........................................      (1,452)          (1,080)
   Collections on notes receivable......................................         834              444
   Purchases of property and equipment..................................      (9,103)         (12,798)
   Proceeds from sales of property and equipment........................         535            5,743
   Proceeds from sales of franchises....................................       9,700               --
   Cash paid in acquisitions, net of cash received......................     (37,490)         (76,541)
                                                                           ----------      ----------
                  Net cash used in investing activities.................     (36,976)         (84,232)
                                                                           ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under floorplan facilities for acquisition financing....          --          (20,388)
   Net borrowings (payments) on acquisition tranche of
     revolving credit facility..........................................      32,000          (42,000)
   Principal payments of long-term debt.................................        (742)          (2,863)
   Borrowings of long-term debt.........................................         678              192
   Proceeds from senior subordinated notes offering, net................          --           94,781
   Purchase of senior subordinated notes................................        (957)              --
   Proceeds from common stock offering, net.............................          --           44,070
   Proceeds from issuance of common stock to benefit plans..............       1,817            1,872
   Purchase of treasury stock...........................................     (14,611)          (2,145)
                                                                           ----------      ----------
                  Net cash provided by financing activities.............      18,185           73,519
                                                                           ----------      ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................      (4,405)          26,061

CASH AND CASH EQUIVALENTS, beginning of period..........................     118,824           66,443
                                                                           ----------      ----------

CASH AND CASH EQUIVALENTS, end of period................................   $ 114,419       $   92,504
                                                                           ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest.......................................................   $  25,603       $    9,647
         Taxes..........................................................   $   9,644       $   10,614

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

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                       -------                      --------
                                                                2000            1999           2000            1999
                                                                ----            ----           ----            ----
Common stock outstanding, beginning of period.............     22,435,255    20,457,582      21,801,367     18,267,515
  Weighted average common stock issued -
     Acquisitions.........................................             --       476,193         633,888        366,820
     Employee Stock Purchase Plan.........................         93,862        52,006         119,414         46,589
     Stock offering.......................................             --            --              --      1,318,765
     Stock options exercised..............................          1,723        16,791             862          8,489
  Less: Weighted average treasury shares repurchased......       (683,984)      (54,722)       (439,937)       (67,794)
                                                           --------------- ------------    -------------  -------------

Shares used in computing basic earnings per share.........     21,846,856    20,947,850      22,115,594     19,940,384

  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock.........................        383,957     1,012,790         390,657      1,039,885
                                                           --------------  ------------    ------------   ------------

Shares used in computing diluted earnings per share.......     22,230,813    21,960,640      22,506,251     20,980,269
                                                           ==============  ============    ============   ============

4.   BUSINESS COMBINATIONS:

         During the first six months of 2000, the Company acquired 11 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired, and satisfying certain contingent acquisition payment arrangements from previous transactions included approximately $37.5 million in cash, net of cash received, approximately 630,000 shares of restricted/unregistered common stock, the assumption of an estimated $34.0 million of inventory financing and the assumption of approximately $10.7 of notes payable. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $36.0 million of goodwill, which is being amortized over 40 years.

         The following unaudited pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions completed before June 30, 2000, assuming that they occurred on January 1, 1999, (2) the completion of our March 1999 offerings of two million shares of common stock and $100 million of senior subordinated notes assuming they occurred on January 1, 1999, and (3) certain pro forma adjustments discussed below.

                                              SIX MONTHS ENDED JUNE 30,
                                              -------------------------
                                               2000              1999
                                               ----              ----
                                       (in millions, except per share amounts)
 Revenues ...............................     $1,790.0         $1,621.3
 Gross profit ...........................        261.0            239.0
 Income from operations .................         58.4             57.0
 Net income .............................         20.9             21.6
 Basic earnings per share ...............         0.95             0.97
 Diluted earnings per share .............         0.93             0.93

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


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999


NEW VEHICLE DATA


(dollars in thousands,
except per unit amounts)

                                                                             INCREASE/        PERCENT
                                                    2000           1999      (DECREASE)        CHANGE
                                                    ----           ----      ----------        ------
Retail unit sales...........................        22,687        15,046           7,641        50.8%
Retail sales revenues.......................      $559,819      $362,409        $197,410        54.5%
Gross profit................................       $43,718       $29,494         $14,224        48.2%
Average gross profit per retail unit sold...        $1,927        $1,960            $(33)       (1.7)%
Gross margin................................           7.8%          8.1%           (0.3)%

USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)

                                                                             INCREASE/        PERCENT
                                                    2000           1999      (DECREASE)        CHANGE
                                                    ----           ----      ----------        ------
Retail unit sales...........................        15,630        11,651       3,979           34.2%
Retail sales revenues (1)...................      $214,293      $156,634     $57,659           36.8%
Gross profit................................       $21,690       $15,924      $5,766           36.2%
Average gross profit per retail unit sold...        $1,388        $1,367         $21            1.5%
Gross margin................................         10.1%          10.2%      (0.1)%

------------------

         (1)  Excludes wholesale revenues.


PARTS AND SERVICE DATA


(dollars in thousands)

                                                                             INCREASE/        PERCENT
                                                    2000           1999      (DECREASE)        CHANGE
                                                    ----           ----      ----------        ------
Sales revenues..............................       $75,223       $51,498     $23,725           46.1%
Gross profit................................       $41,575       $28,307     $13,268           46.9%
Gross margin................................          55.3%         55.0%       0.3%



OTHER DEALERSHIP REVENUES, NET


(dollars in thousands,
except per unit amounts)

                                                                             INCREASE/        PERCENT
                                                    2000           1999      (DECREASE)        CHANGE
                                                    ----           ----      ----------        ------
Retail new and used unit sales..............        38,317        26,697      11,620          43.5%
Retail sales revenues.......................       $28,714       $19,932      $8,782          44.1%
Net revenues per retail unit sold...........          $749          $747          $2           0.3%


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. Revenues increased $304.7 million, or 48.7%, to $930.1 million for the three months ended June 30, 2000, from $625.4 million for the three months ended June 30, 1999. Revenue trends were strong in West Texas, Denver and Houston, offset by declines in New Mexico. Subsequent to June 30, 2000, a new president was appointed for the New Mexico operations. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Ford, Honda, Lexus, Nissan, and Toyota, partially offset by some weakness in the Acura and Chrysler brands, and the acquisitions of additional dealership operations during 1999 and 2000. The growth in used vehicle revenues was primarily attributable to the additional dealership operations acquired and expanded operations in Oklahoma, Florida and Dallas, partially offset by declines in New Mexico. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Florida and Austin markets. Other dealership revenues increased primarily due to an increase in the number of retail new and used vehicle sales.

         GROSS PROFIT. Gross profit increased $42.0 million, or 44.8%, to $135.7 million for the three months ended June 30, 2000, from $93.7 million for the three months ended June 30, 1999. The increase was attributable to increased revenues as gross margin declined to 14.6% for the three months ended June 30,

2000, from 15.0% for the three months ended June 30, 1999. The gross margin declined as lower margin new vehicle revenues increased as a percentage of total revenues to 60.2% from 57.9% and two recent platform acquisitions with lower margins joined the group. The gross margin on new retail vehicle sales declined to 7.8% from 8.1%, due to lower margins at the two recent platform acquisitions and two other dealerships focusing on expanding market share, which resulted in lower margins and significant organic revenue growth at those two stores.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $30.4 million, or 44.3%, to $99.0 million for the three months ended June 30, 2000, from $68.6 million for the three months ended June 30, 1999. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses decreased slightly as a percentage of gross profit to 73.0% from 73.3% due primarily to increased operating leverage.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $6.0 million, or 81.1%, to $13.4 million for the three months ended June 30, 2000 from $7.4 million for the three months June 30, 1999. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and additional interest expense due to borrowings to complete acquisitions. Contributing to the increase was a 150 basis point increase in the weighted average LIBOR. Partially mitigating the LIBOR increase was a 25 basis point rate reduction in the interest rate spread charged on our floorplan notes payable.


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999


NEW VEHICLE DATA


(dollars in thousands,
except per unit amounts)

                                                                             INCREASE/        PERCENT
                                                    2000           1999      (DECREASE)        CHANGE
                                                    ----           ----      ----------        ------
Retail unit sales...........................          43,466      26,370       17,096         64.8%
Retail sales revenues.......................      $1,071,236    $632,527     $438,709         69.4%
Gross profit................................         $83,328     $52,239      $31,089         59.5%
Average gross profit per retail unit sold...          $1,917      $1,981        $(64)        (3.2)%
Gross margin................................             7.8%        8.3%       (0.5)%


USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)

                                                                             INCREASE/        PERCENT
                                                    2000           1999      (DECREASE)        CHANGE
                                                    ----           ----      ----------        ------
Retail unit sales...........................          30,281      21,672        8,609         39.7%
Retail sales revenues (1)...................        $412,895    $288,347     $124,548         43.2%
Gross profit................................         $41,762     $29,554      $12,208         41.3%
Average gross profit per retail unit sold...          $1,379      $1,364          $15          1.1%
Gross margin................................            10.1%       10.2%        (0.1)%

------------------

         (1)  Excludes wholesale revenues.

PARTS AND SERVICE DATA



(dollars in thousands)

                                                                             INCREASE/        PERCENT
                                                    2000           1999      (DECREASE)        CHANGE
                                                    ----           ----      ----------        ------
Sales revenues..............................      $148,067      $95,272       $52,795           55.4%
Gross profit................................       $81,290      $52,445       $28,845           55.0%
Gross margin................................          54.9%        55.0%         (0.1)%



OTHER DEALERSHIP REVENUES, NET


(dollars in thousands,
except per unit amounts)

                                                                             INCREASE/        PERCENT
                                                    2000           1999      (DECREASE)        CHANGE
                                                    ----           ----      ----------        ------
Retail new and used unit sales..............       73,747        48,042        25,705           53.5%
Retail sales revenues.......................      $54,667       $35,612       $19,055           53.5%
Net revenues per retail unit sold...........         $741          $741            $0              0%


SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. Revenues increased $675.2 million, or 60.6%, to $1,790.0 million for the six months ended June 30, 2000, from $1,114.8 million for the six months ended June 30, 1999. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Ford, Honda, Lexus, Nissan and Toyota, partially offset by some weakness in the Acura and Chrysler brands, and the acquisitions of additional dealership operations during 1999 and 2000. The growth in used vehicle revenues was primarily attributable to the additional dealership operations acquired and an emphasis on used vehicle sales in the Oklahoma, Florida, and Dallas markets, partially offset by declines in New Mexico. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Austin and Florida markets. Other dealership revenues increased primarily due to an increase in the number of retail new and used vehicle sales.

         GROSS PROFIT. Gross profit increased $91.1 million, or 53.6%, to $261.0 million for the six months ended June 30, 2000, from $169.9 million for the six months ended June 30, 1999. The increase was attributable to increased revenues as gross margin declined to 14.6% for the six months ended June 30, 2000, from 15.2% for the six months ended June 30, 1999. The gross margin declined as lower margin new vehicle revenues increased as a percentage of total revenues to 59.8% from 56.7% and two recent platform acquisitions with lower margins joined the group. The gross margin on new retail vehicle sales declined to 7.8% from 8.3%, due to lower margins at the two recent platform acquisitions and two other dealerships focusing on expanding market share, which resulted in lower margins and significant organic revenue growth at those two stores.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $67.9 million, or 53.5%, to $194.8 million for the six months ended June 30, 2000, from $126.9 million for the six months ended June 30, 1999. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Additionally, we recorded a non-recurring, $1.5 million charge related to unfavorable medical claims experience during the first quarter. Our medical plan was revised as of March 1, 2000. Selling, general and administrative expenses decreased slightly as a percentage of gross profit to 74.6% from 74.7% due primarily to increased operating leverage. Excluding the healthcare charge, selling, general and administrative expenses declined as a percentage of gross profit to 74.1%.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $12.6 million, or 96.9%, to $25.6 million for the six months ended June 30, 2000, from $13.0 million for the six months ended June 30, 1999. The increase was primarily attributable to the floorplan interest expense of the additional dealership operations acquired and additional interest expense due to borrowings to complete acquisitions. Contributing to the increase was a 120 basis point increase in the weighted average LIBOR. Partially mitigating the LIBOR increase was a 25 basis point rate reduction in the interest rate spread charged on our floorplan notes payable.

         OTHER INCOME, NET. Other income, net, increased $918,000 to $1,023,000 for the six months ended June 30, 2000, from $105,000 for the six months ended June 30, 1999. The increase is due primarily to a $1.0 million gain from the sale of a Chrysler franchise in Austin, Texas.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first six months of 2000 we generated cash flow from operations of approximately $14.4 million, primarily from net income plus depreciation, a decrease of $22.4 million compared to the same period in the prior year. The decline was caused primarily by the purchase of additional inventory. Excluding working capital changes, cash flows from operating activities increased $8.8 million over the prior year period.

          INVESTING ACTIVITIES. During the first six months of 2000 we used approximately $37.0 million for investing activities, primarily related to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions. Additionally, we paid $9.1 million for purchases of property and equipment, of which $4.1 million was used for the purchase of land and construction of facilities for new or expanded operations.

         FINANCING ACTIVITIES. During the first six months of 2000 we obtained approximately $18.2 million from financing activities, primarily from borrowings under our credit facility. Approximately $14.6 million was used to purchase shares to be held in treasury, including approximately 950,000 unregistered shares. In March 1999, we completed offerings of 2 million shares of common stock and $100 million of senior subordinated notes with an interest rate of 10 7/8%. The net proceeds from these offerings were approximately $138.8 million.

         WORKING CAPITAL. At June 30, 2000, we had working capital of $94.9 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which, under certain circumstances, may impair a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowings under our credit facility to fund our current operations.

         NEW OPERATIONS. During 1999 we opened a new facility in south Florida. Although revenues have experienced a positive trend, they have not met our expectations. The operation is generating positive cash flow, but may require additional capital and or operational changes to meet our expectations.


CREDIT FACILITY

         We have a $1 billion credit facility, which matures in December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $220 million and, as of August 1, 2000, $189 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants.

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

         Since December 31, 1999, our floorplan notes payable have increased due primarily to acquisitions of additional dealership operations and increases in inventory levels. As of June 30, 2000, there was $42 million outstanding under the acquisition portion of the credit facility, a $32 million increase since December 31, 1999. During the first six months of 2000, we assumed $10.7 million in fixed rate debt in completing acquisitions. Additionally, there have been no changes in the interest rate swap positions held by us, since December 31, 1999.

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

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the May 24, 2000 Annual Meeting of Stockholders, our stockholders voted on four matters.

(1)      Election of two Directors:

                  The stockholders elected the two nominees as directors for three-year terms based on the following voting results:

                                            VOTES CAST:
                                   -------------------------------
                                                      AGAINST OR
NOMINEE ELECTED                    FOR                 WITHHELD
-------------------------------    ---------------     -----------
B.B. Hollingsworth, Jr.            20,398,361          238,231
Robert E. Howard, II               20,397,961          238,631

(2)      Approval of amendment to 1996 Stock Incentive Plan:

                  The stockholders approved the amendment to the 1996 Stock Incentive Plan. The results of the voting were as follows:

                  For                            16,985,512
                  Against                         1,055,323
                  Abstain                            27,182

(3)      Approval of amendment to 1998 Employee Stock Purchase Plan:

                  The stockholders approved the amendment to the 1998 Employee Stock Purchase Plan. The results of the voting were as follows:

                  For                            17,768,768
                  Against                           268,196
                  Abstain                            31,053

(4)      Appointment of Independent Public Accountants:

                  The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for 2000. The results of the voting were as follows:

                  For                            20,608,506
                  Against                             1,809
                  Abstain                            26,277


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


                              Group 1 Automotive, Inc.

August 14, 2000               By:/s/ Scott L. Thompson
----------------                 ---------------------
Date Scott L. Thompson, Senior Vice President, Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


     11.1  Statement re: computation of earnings per share is included under
           Note 3 to the financial statements.

     27.1  Financial Data Schedule.