Form 10-Q
period 2000-09-30
GROUP 1 AUTOMOTIVE INC
filed 2000-11-14
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

                                 (713) 647-5700
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Title                                      Outstanding
                  -----                                      -----------
         Common stock, par value $.01                        19,937,701

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)



                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2000           1999
                                                           ----           ----
                                                        (unaudited)
        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................     $ 119,556      $ 118,824
  Accounts and notes receivable, net ...............        47,615         35,296
  Inventories, net .................................       417,787        386,255
  Deferred income taxes ............................         7,431          8,619
  Other assets .....................................         4,384          4,429
                                                         ---------      ---------
         Total current assets ......................       596,773        553,423
                                                         ---------      ---------

PROPERTY AND EQUIPMENT, net ........................        63,664         46,711
GOODWILL, net ......................................       259,570        235,312
OTHER ASSETS .......................................         7,048          7,464
                                                         ---------      ---------
         Total assets ..............................     $ 927,055      $ 842,910
                                                         =========      =========




        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Floorplan notes payable ..........................     $ 390,934      $ 363,489
  Current maturities of long-term debt .............         1,377          1,076
  Accounts payable and accrued expenses ............       112,775        108,730
                                                         ---------      ---------
         Total current liabilities .................       505,086        473,295
                                                         ---------      ---------

DEBT, net of current maturities ....................        43,945         15,285
SENIOR SUBORDINATED NOTES ..........................        97,046         97,889
DEFERRED INCOME TAXES ..............................         3,154          3,217
OTHER LIABILITIES ..................................        22,112         21,195

STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding ..........................            --             --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 21,314,189 and 21,801,367 issued ...           213            218
  Additional paid-in capital .......................       171,733        181,398
  Retained earnings ................................        84,261         51,705
  Treasury stock, at cost, 51,961 and 78,609 shares           (495)        (1,292)
                                                         ---------      ---------
         Total stockholders' equity ................       255,712        232,029
                                                         ---------      ---------
         Total liabilities and stockholders' equity      $ 927,055      $ 842,910
                                                         =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                            --------------------            -------------------
                                            2000            1999            2000           1999
                                            ----            ----            ----           ----
REVENUES:
  New vehicle ......................   $    588,328    $    418,244    $  1,659,564    $  1,050,771
  Used vehicle .....................        258,861         203,059         774,939         554,398
  Parts and service ................         78,714          58,188         226,781         153,460
  Other dealership revenues, net ...         29,054          22,299          83,721          57,911
                                       ------------    ------------    ------------    ------------
         Total revenues ............        954,957         701,790       2,745,005       1,816,540

COST OF SALES:
  New vehicle ......................        542,491         382,941       1,530,399         963,229
  Used vehicle .....................        237,416         187,070         711,732         508,855
  Parts and service ................         36,065          26,684         102,842          69,511
                                       ------------    ------------    ------------    ------------
         Total cost of sales .......        815,972         596,695       2,344,973       1,541,595


GROSS PROFIT .......................        138,985         105,095         400,032         274,945


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ............        102,960          76,558         297,808         203,457

DEPRECIATION EXPENSE ...............          2,001           1,220           5,671           3,397

AMORTIZATION EXPENSE ...............          2,084           1,605           6,222           4,028
                                       ------------    ------------    ------------    ------------

         Income from operations ....         31,940          25,712          90,331          64,063


OTHER INCOME AND EXPENSES:
  Floorplan interest expense .......         (9,302)         (5,438)        (27,257)        (13,623)
  Other interest expense, net ......         (3,909)         (2,904)        (11,591)         (7,705)
  Other income, net ................              4             104           1,027             209
                                       ------------    ------------    ------------    ------------


INCOME BEFORE INCOME TAXES .........         18,733          17,474          52,510          42,944


PROVISION FOR INCOME TAXES .........          7,119           6,955          19,954          17,092
                                       ------------    ------------    ------------    ------------


NET INCOME .........................   $     11,614    $     10,519    $     32,556    $     25,852
                                       ============    ============    ============    ============


Earnings per share:
  Basic ............................   $       0.54    $       0.49    $       1.49    $       1.27
  Diluted ..........................   $       0.54    $       0.48    $       1.47    $       1.21

Weighted average shares outstanding:
  Basic ............................     21,369,802      21,253,799      21,865,182      20,383,000
  Diluted ..........................     21,662,055      22,106,027      22,222,798      21,359,645

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                         -------------------
                                                                                         2000           1999
                                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................................    $ 32,556       $ 25,852
   Adjustments to reconcile net income to net cash provided
     by operating activities -
    Depreciation and amortization .................................................      11,893          7,425
    Deferred income taxes .........................................................         861           (800)
    Provision for doubtful accounts and uncollectible notes .......................         838            862
    Loss (gain) on sale of assets .................................................          15            (67)
    Gain on sale of franchise .....................................................      (1,048)            --
    Changes in assets and liabilities -
      Accounts receivable .........................................................     (11,125)       (10,241)
      Inventories .................................................................       2,342            120
      Other assets ................................................................         275         (1,360)
      Floorplan notes payable .....................................................      (6,564)         5,254
      Accounts payable and accrued expenses .......................................      11,463         21,048
                                                                                       --------       --------
          Total adjustments .......................................................       8,950         22,241
                                                                                       --------       --------
                  Net cash provided by operating activities .......................      41,506         48,093
                                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable ...................................................      (2,166)        (1,900)
   Collections on notes receivable ................................................       1,144            772
   Purchases of property and equipment ............................................     (12,482)       (21,060)
   Proceeds from sales of property and equipment ..................................         688         11,457
   Proceeds from sales of franchises ..............................................       9,700             --
   Cash paid in acquisitions, net of cash received ................................     (39,917)       (82,775)
                                                                                       --------       --------
                  Net cash used in investing activities ...........................     (43,033)       (93,506)
                                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under floorplan facilities for acquisition financing ..............          --        (14,154)
   Net borrowings (payments) on acquisition tranche of
     revolving credit facility ....................................................      23,000        (42,000)
   Principal payments of long-term debt ...........................................      (5,457)        (3,029)
   Borrowings of long-term debt ...................................................         766          3,764
   Proceeds from senior subordinated notes offering, net ..........................          --         94,781
   Purchase of senior subordinated notes ..........................................        (948)            --
   Proceeds from common stock offering, net .......................................          --         44,070
   Proceeds from issuance of common stock to benefit plans ........................       2,822          3,075
   Purchase of treasury stock .....................................................     (17,924)        (3,590)
                                                                                       --------       --------
                  Net cash provided by financing activities .......................       2,259         82,917
                                                                                       --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................................         732         37,504

CASH AND CASH EQUIVALENTS, beginning of period ....................................     118,824         66,443
                                                                                       --------       --------

CASH AND CASH EQUIVALENTS, end of period ..........................................    $119,556       $103,947
                                                                                       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest .................................................................    $ 42,138       $ 20,886
         Taxes ....................................................................    $ 14,147       $ 14,923

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


         Basis of Presentation

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". SAB No. 101 is effective beginning in the fourth quarter of the first fiscal year beginning after December 15, 1999, and provides guidance related to recognizing revenue in circumstances where no specific accounting standards exist. Management does not believe that SAB No. 101 will have a material impact on its revenue recognition policies.

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

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                               -------------------           -------------------
                                                               2000           1999           2000           1999
                                                               ----           ----           ----           ----

Common stock outstanding, beginning of period ........   22,435,255     21,221,366     21,801,367     18,267,515
  Weighted average common stock issued -
     Acquisitions ....................................           --             --        633,888        556,560
     Employee Stock Purchase Plan ....................       87,502         59,982        164,552         89,839
     Stock offering ..................................           --             --             --      1,550,834
     Stock options exercised .........................        1,695         23,261          2,082         21,555
  Less: Weighted average treasury shares purchased and
     weighted average shares repurchased and cancelled   (1,154,650)       (50,810)      (736,707)      (103,303)
                                                         ----------     ----------     ----------     ----------

Shares used in computing basic earnings per share ....   21,369,802     21,253,799     21,865,182     20,383,000

  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock ....................      292,253        852,228        357,616        976,645
                                                         ----------     ----------     ----------     ----------

Shares used in computing diluted earnings per share ..   21,662,055     22,106,027     22,222,798     21,359,645
                                                         ==========     ==========     ==========     ==========

4. BUSINESS COMBINATIONS:

         During the first nine months of 2000, the Company acquired 11 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired, and satisfying certain contingent acquisition payment arrangements from previous transactions included approximately $39.9 million in cash, net of cash received, the issuance of approximately 630,000 shares of restricted/unregistered common stock, the assumption of an estimated $34.0 million of inventory financing and the assumption of approximately $10.7 of notes payable. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $36.6 million of goodwill, which is being amortized over 40 years.

         The following unaudited pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions completed before September 30, 2000, assuming that they occurred on January 1, 1999, (2) the completion of our March 1999 offerings of two million shares of common stock and $100 million of senior subordinated notes assuming they occurred on January 1, 1999, and (3) certain pro forma adjustments discussed below.

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                           2000              1999
                                                           ----              ----
                                                  (in millions, except per share amounts)
         Revenues ...................................    $2,745.0         $2,543.0
         Gross profit ...............................       400.0            371.5
         Income from operations .....................        90.3             89.5
         Net income .................................        32.6             34.7
         Basic earnings per share ...................        1.49             1.55
         Diluted earnings per share .................        1.47             1.48

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


5. SENIOR SUBORDINATED NOTES:

         The Company completed the offering of $100 million of its 10 7/8% Senior Subordinated Notes due 2009 (the "Notes") on March 5, 1999. The Notes pay interest semi-annually on March 1, and September 1, each year beginning September 1, 1999. Before March 1, 2002, the Company may redeem up to $35 million of the Notes with the proceeds of certain public offerings of common stock at a redemption price of 110.875% of the principal amount plus accrued interest to the redemption date. Additionally, the Company may redeem all or part of the Notes at redemption prices of 105.438%, 103.625%, 101.813% and 100.000% of the principal amount plus accrued interest during the twelve month periods beginning March 1, of 2004, 2005, 2006, and 2007 and thereafter, respectively. The Notes are jointly and severally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company (the "Subsidiary Guarantors"), other than certain minor subsidiaries. All of the Subsidiary Guarantors are wholly owned subsidiaries of the Company. Certain manufacturers have minimum working capital guidelines, which, under certain circumstances, may impair a subsidiary's ability to make distributions to the parent company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

         We are a leading operator in the automotive retailing industry. We own automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Georgia, Colorado, Massachusetts and Louisiana. Through our dealerships and Internet sites, we sell new and used cars and light trucks, and provide maintenance and repair services. We also operate 21 collision service centers. During 2001, we expect to acquire a few strategic tuck-in acquisitions, primarily in markets where we have established operations. All acquisitions are subject to manufacturer approval. Each manufacturer has various criteria, including customer satisfaction index ("CSI") scores, that must be met in order to receive manufacturer approval of the acquisition. From time to time we may not meet some of these criteria, such as CSI scores, and, as a result, we may have difficulty receiving manufacturer approval of our acquisitions. During the last three years we have received 102 franchise approvals from the manufacturers of the 30 brands we represent. See Item 1. Business - Agreements with Manufacturers in our Form 10-K for the year ended December 31, 1999.

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

         Our gross margin varies as our merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, collision repair service sales and other dealership revenues) changes. Our gross margin on the sale of products and services varies significantly, with new vehicle sales generally resulting in the lowest gross margin and other dealership revenues generally resulting in the highest gross margin. When our new vehicle sales increase or decrease at a rate greater than our other revenue sources, our gross margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact our merchandise mix and, therefore, influence our gross margin.

         Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on interest-bearing debt.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)                                                                 INCREASE/      PERCENT
                                                    2000                1999            (DECREASE)      CHANGE
                                                    ----                ----            ----------      ------
Retail unit sales...........................        23,728             17,259               6,469        37.5%
Retail sales revenues.......................      $588,328           $418,244            $170,084        40.7%
Gross profit................................       $45,837            $35,303             $10,534        29.8%
Average gross profit per retail unit sold...        $1,932             $2,045               $(113)       (5.5)%
Gross margin................................           7.8%               8.4%               (0.6)%


USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)                                                                INCREASE/       PERCENT
                                                    2000                1999           (DECREASE)       CHANGE
                                                    ----                ----          ----------        ------
Retail unit sales...........................        15,536              12,454            3,082           24.7%
Retail sales revenues (1)...................      $207,263            $163,956          $43,307           26.4%
Gross profit................................       $21,445             $15,989           $5,456           34.1%
Average gross profit per retail unit sold...        $1,380              $1,284              $96            7.5%
Gross margin................................          10.3%                9.8%             0.5%

------------------

         (1)  Excludes wholesale revenues.


PARTS AND SERVICE DATA

(dollars in thousands)                                                                INCREASE/        PERCENT
                                                    2000                1999          (DECREASE)        CHANGE
                                                    ----                ----          ----------        ------
Sales revenues..............................       $78,714            $58,188           $20,526           35.3%
Gross profit................................       $42,649            $31,504           $11,145           35.4%
Gross margin................................          54.2%              54.1%              0.1%


OTHER DEALERSHIP REVENUES, NET

(dollars in thousands,
except per unit amounts)                                                                INCREASE/       PERCENT
                                                    2000                1999           (DECREASE)       CHANGE
                                                    ----                ----          ----------        ------
Retail new and used unit sales..............        39,264             29,713             9,551           32.1%
Retail sales revenues.......................       $29,054            $22,299            $6,755           30.3%
Net revenues per retail unit sold...........          $740               $750              $(10)          (1.3)%

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenues increased $253.2 million, or 36.1%, to $955.0 million for the three months ended September 30, 2000, from $701.8 million for the three months ended September 30, 1999. Revenue trends were strong in Texas, Denver and Florida, offset by declines in New Mexico. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Ford, Dodge and Toyota, partially offset by some weakness in the Pontiac and GMC brands, and the acquisitions of additional dealership operations during 1999 and 2000. The growth in used vehicle revenues was primarily attributable to the additional dealership operations acquired and expanded operations in Oklahoma, Florida, Dallas and West Texas, partially offset by declines in New Mexico. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Florida, Dallas, Houston and Austin markets. Other dealership revenues increased primarily due to an increase in the number of retail new and used vehicle sales, as revenues per unit declined slightly.

         GROSS PROFIT. Gross profit increased $33.9 million, or 32.3%, to $139.0 million for the three months ended September 30, 2000, from $105.1 million for the three months ended September 30, 1999. The increase was attributable to increased revenues as gross margin declined to 14.6% for the three months ended September 30, 2000, from 15.0% for the three months ended September 30, 1999. The gross margin declined as lower margin new vehicle revenues increased as a percentage of total revenues to 61.6% from 59.6% and two recent platform acquisitions with lower margins joined the group. The gross margin on new retail vehicle sales declined to 7.8% from 8.4%, due to lower margins at the two recent platform acquisitions and two other dealerships focusing on expanding market share, which resulted in lower margins and significant organic revenue growth at those two stores.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $26.4 million, or 34.5%, to $103.0 million for the three months ended September 30, 2000, from $76.6 million for the three months ended September 30, 1999. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses increased as a percentage of gross profit to 74.1% from 72.8% due to under-performance in the Albuquerque and south Florida operations.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $4.9 million, or 59.0%, to $13.2 million for the three months ended September 30, 2000 from $8.3 million for the three months September 30, 1999. The increase was due to increases in total debt outstanding and interest rates. The increase in debt outstanding was primarily attributable to the floorplan borrowings of the additional dealership operations acquired and additional borrowings to complete acquisitions. Further, contributing to the increase was a 140 basis point increase in the weighted average LIBOR.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)                                                              INCREASE/        PERCENT
                                                   2000                1999          (DECREASE)        CHANGE
                                                   ----                ----          ----------        ------
Retail unit sales...........................       67,194              43,629           23,565           54.0%
Retail sales revenues.......................   $1,659,564          $1,050,771         $608,793           57.9%
Gross profit................................     $129,165             $87,542          $41,623           47.5%
Average gross profit per retail unit sold...       $1,922              $2,007             $(85)          (4.2)%
Gross margin................................          7.8%                8.3%            (0.5)%


USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)                                                              INCREASE/         PERCENT
                                                   2000                1999          (DECREASE)         CHANGE
                                                   ----                ----          ----------         ------
Retail unit sales...........................       45,817              34,126           11,691           34.3%
Retail sales revenues (1)...................     $620,158            $452,303         $167,855           37.1%
Gross profit................................      $63,207             $45,543          $17,664           38.8%
Average gross profit per retail unit sold...       $1,380              $1,335              $45            3.4%
Gross margin................................         10.2%               10.1%             0.1%

------------------

         (1)  Excludes wholesale revenues.


PARTS AND SERVICE DATA

(dollars in thousands)                                                                INCREASE/         PERCENT
                                                   2000                1999          (DECREASE)         CHANGE
                                                   ----                ----          ----------         ------
Sales revenues..............................     $226,781            $153,460          $73,321           47.8%
Gross profit................................     $123,939             $83,949          $39,990           47.6%
Gross margin................................         54.7%               54.7%             0.0%


OTHER DEALERSHIP REVENUES, NET

(dollars in thousands,
except per unit amounts)                                                              INCREASE/         PERCENT
                                                   2000                1999          (DECREASE)         CHANGE
                                                   ----                ----          ----------         ------
Retail new and used unit sales..............      113,011              77,755           35,256           45.3%
Retail sales revenues.......................      $83,721             $57,911          $25,810           44.6%
Net revenues per retail unit sold...........         $741                $745              $(4)         (0.5)%

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenues increased $928.5 million, or 51.1%, to $2,745.0 million for the nine months ended September 30, 2000, from $1,816.5 million for the nine months ended September 30, 1999. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Ford, Honda, Lexus, Nissan, Dodge and Toyota, partially offset by some weakness in the Acura, Pontiac, GMC and Chrysler brands, and the acquisitions of additional dealership operations during 1999 and 2000. The growth in used vehicle revenues was primarily attributable to the additional dealership operations acquired and an emphasis on used vehicle sales in the Oklahoma, Florida, and Dallas markets, partially offset by declines in New Mexico. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Austin and Florida markets. Other dealership revenues increased primarily due to an increase in the number of retail new and used vehicle sales, as revenues per unit declined slightly.

         GROSS PROFIT. Gross profit increased $125.1 million, or 45.5%, to $400.0 million for the nine months ended September 30, 2000, from $274.9 million for the nine months ended September 30, 1999. The increase was attributable to increased revenues as gross margin declined to 14.6% for the nine months ended September 30, 2000, from 15.1% for the nine months ended September 30, 1999. The gross margin declined as lower margin new vehicle revenues increased as a percentage of total revenues to 60.5% from 57.8% and two recent platform acquisitions with lower margins joined the group. The gross margin on new retail vehicle sales declined to 7.8% from 8.3%, due to lower margins at the two recent platform acquisitions and two other dealerships focusing on expanding market share, which resulted in lower margins and significant organic revenue growth at those two stores.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $94.3 million, or 46.3%, to $297.8 million for the nine months ended September 30, 2000, from $203.5 million for the nine months ended September 30, 1999. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Additionally, we recorded a non-recurring, $1.5 million charge related to unfavorable medical claims experience during the first quarter of 2000. Our medical plan was revised as of March 1, 2000. Selling, general and administrative expenses increased as a percentage of gross profit to 74.4% from 74.0% due to under-performance in the Albuquerque and south Florida operations. Excluding the healthcare charge, selling, general and administrative expenses were 74.1% as a percentage of gross profit.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $17.5 million, or 82.2%, to $38.8 million for the nine months ended September 30, 2000, from $21.3 million for the nine months ended September 30, 1999. The increase was due to increases in total debt outstanding and interest rates. The increase in debt outstanding was primarily attributable to the floorplan borrowings of the additional dealership operations acquired and additional borrowings to complete acquisitions. Further, contributing to the increase was a 130 basis point increase in the weighted average LIBOR. Partially mitigating the LIBOR increase was a 25 basis point rate reduction in the interest rate spread charged on our floorplan notes payable, which was effective in May 1999.

         OTHER INCOME, NET. Other income, net, increased $818,000 to $1,027,000 for the nine months ended September 30, 2000, from $209,000 for the nine months ended September 30, 1999. The increase is due primarily to a $1.0 million gain from the sale of a Chrysler franchise in Austin, Texas.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first nine months of 2000 we generated cash flow from operations of approximately $41.5 million, primarily from net income plus depreciation. Excluding working capital changes, cash flows from operating activities increased $11.8 million over the prior year period.

          INVESTING ACTIVITIES. During the first nine months of 2000 we used approximately $43.0 million for investing activities, primarily related to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions. Additionally, we paid $12.5 million for purchases of property and equipment, of which $6.2 million was used for the purchase of land and construction of facilities for new or expanded operations.

         FINANCING ACTIVITIES. During the first nine months of 2000 we obtained approximately $2.3 million from net financing activities, primarily from borrowings under our credit facility. Approximately $17.9 million was used to repurchase shares, including approximately 1.2 million unregistered shares. In March 1999, we completed offerings of 2 million shares of common stock and $100 million of senior subordinated notes with an interest rate of 10 7/8%. The net proceeds from these offerings were approximately $138.8 million.

         WORKING CAPITAL. At September 30, 2000, we had working capital of $91.7 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which, under certain circumstances, may impair a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowings under our credit facility to fund our current operations.

         NEW OPERATIONS. During 1999 we opened a new facility in south Florida. Although revenues have experienced a positive trend and the operation is generating positive cash flow, the new facility has not met our expectations. Subsequent to September 30, 2000, a new operator was appointed for the south Florida operations. As part of the management change, we repurchased 1.3 million shares of our stock from the former operator and others for $14.4 million and settled various contingent acquisition payments for $6.8 million.


CREDIT FACILITY

         We have a $1 billion credit facility, which matures in December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $220 million and, as of October 31, 2000, $183 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants.


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

ACQUISITION FINANCING

         We anticipate that we will primarily use cash in completing our acquisitions. We expect the cash needed to complete selective tuck-in acquisitions will come from the operating cash flows of our existing dealerships, borrowings under our credit facility, other borrowings, or equity or debt offerings. Although we believe that we will be able to obtain sufficient capital to fund acquisitions, we cannot guarantee that such capital will be available to us at the time it is required or on terms acceptable to us.


STOCK REPURCHASE

         The board of directors has authorized us to repurchase a portion of our stock, subject to the restrictions of our various debt agreements. The most restrictive of such agreements allows us to spend approximately 33 percent of our cumulative net income to repurchase stock. In the first nine months of 2000 we repurchased 1.2 million shares for $15.1 million, excluding shares repurchased to fulfill obligations under our employee stock purchase plan. Subsequent to September 30, 2000, we repurchased 1.3 million shares for $14.4 million. As of October 7, 2000, we had the ability to repurchase, approximately, an additional $4 million of our stock. Our ability to repurchase stock will increase based on future net income, as discussed above.


CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

         This quarterly report includes certain "forward-looking statements" within the meeting of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations, including those plans, goals, beliefs and expectations of our officers and directors with respect to, among other things:

         o        the completion of pending and future acquisitions

         o        operating cash flows and availability of capital

         o        future stock repurchases

         o        capital expenditures

         Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including;

         o the future economic environment, including consumer confidence, may affect the demand for new and used vehicles and parts and service sales

         o regulatory environment, adverse legislation, or unexpected litigation

         o our principal automobile manufacturers, especially Ford and Toyota, may not continue to enjoy high customer satisfaction with their products and they may not continue to support and make high-demand vehicles available to us

         o requirements imposed on us by automobile manufacturers may affect our acquisitions and capital expenditures related to our dealership facilities

         o our dealership operations may not perform at expected levels or achieve expected improvements

         o we may not achieve expected future cost savings and our future costs could be higher than we expected

         o available capital resources and various debt agreements may limit our ability to repurchase shares. Any repurchases of our stock may be made, from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions at such time and in such amounts, as we consider appropriate

         This information and additional factors that could affect our operating results and performance are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement About Forward-Looking Statements; - Dependence on Acquisitions for

Growth; - Contingent Acquisition Payments; - Dependence on the Success of Our Manufacturers; - Cyclicality; - Seasonality and - Additional Factors to Consider, in our Form 10-K for the year ended December 31, 1999. We urge you to carefully consider those factors.

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

         Since December 31, 1999, our floorplan notes payable have increased due primarily to acquisitions of additional dealership operations and increases in inventory levels. As of September 30, 2000, there was $33 million outstanding under the acquisition portion of the credit facility, a $23 million increase since December 31, 1999. During the first nine months of 2000, we assumed $10.7 million in fixed rate debt in completing acquisitions. Additionally, there have been no changes in the interest rate swap positions held by us, since December 31, 1999.

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

         None.

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


                                       Group 1 Automotive, Inc.

November 14, 2000                      By: /s/ Scott L. Thompson
------------------                         -------------------------------------
Date                                       Scott L. Thompson,
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


       EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------

         27.1     Financial Data Schedule