Form 10-K
period 2000-12-31
GROUP 1 AUTOMOTIVE INC
filed 2001-03-20
CIK 1031203

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

           The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $186.1 million as of February 28, 2001 (based on the last sale price of such stock as quoted on the New York Stock Exchange). At such date there was no non-voting stock outstanding.

           As of February 28, 2001, there were 19,681,065 shares of Registrant's Common Stock, par value $.01 per share, outstanding.

           Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 23, 2001, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I.....................................................................................................4
   Item 1.  Business.......................................................................................4
   Item 2.  Properties....................................................................................14
   Item 3.  Legal Proceedings.............................................................................14
   Item 4.  Submission of Matters to a Vote of Security Holders...........................................14

PART II...................................................................................................15
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................15
   Item 6.  Selected Consolidated Financial Data..........................................................16
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........17
   Item 7A. Qualitative and Quantitative Disclosures About Market Risk....................................26
   Item 8.  Financial Statements and Supplementary Data...................................................27
   Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........27

PART III..................................................................................................27
   Item 10. Directors and Executive Officers of the Registrant............................................27
   Item 11. Executive Compensation........................................................................27
   Item 12. Security Ownership of Certain Beneficial Owners and Management................................27
   Item 13. Certain Relationships and Related Transactions................................................27

PART IV...................................................................................................27
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................27

                                     PART I

ITEM 1.      BUSINESS


GENERAL

           Group 1 Automotive, Inc. ("Group 1", the "Company", "we" or "us") is a leading operator in the automotive retailing industry. Through a series of acquisitions, we own 100 dealership franchises. Our automobile dealership franchises are located in Texas, Oklahoma, Florida, New Mexico, Georgia, Colorado, Louisiana and Massachusetts. Through our dealerships and Internet sites, we sell new and used cars and light trucks, provide maintenance and repair services, sell replacement parts and arrange vehicle finance, service and insurance contracts.


OPERATING STRATEGY

           We follow an operating strategy that focuses on decentralized management, expansion of higher margin businesses, customer service, centralization of certain administrative functions and new technology initiatives.

           DECENTRALIZED MANAGEMENT. We believe that by managing our dealerships on a decentralized basis, we provide superior customer service and a focused, market-specific responsiveness to sales, service, marketing and inventory control. Local presence and an in-depth knowledge of customers' needs and preferences are important in generating market share growth. By coordinating certain operations on a platform basis, we believe that we will achieve cost savings in such areas as advertising, vendor consolidation, data processing and personnel utilization.

           EXPAND HIGHER MARGIN ACTIVITIES. We focus on expanding our higher margin businesses such as used vehicle retail sales, parts and service and arranging vehicle finance, service and insurance contracts. While each of our platforms operates independently in a manner consistent with its specific market's characteristics, they also pursue an integrated company-wide strategy designed to grow each of these higher margin businesses to enhance profitability and stimulate internal growth. With a competitive advantage in sourcing inventory, new vehicle franchises are especially well positioned to capitalize on industry growth in used vehicle sales. In addition, each of our dealerships offers an integrated parts and service department, which provides an important source of recurring higher margin revenues. We also have the opportunity on each new or used vehicle sold to generate incremental revenues from the arranging of finance and lease contracts, vehicle service contracts and credit insurance policies.

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

           NATIONALLY CENTRALIZED ADMINISTRATIVE FUNCTIONS. We believe that by consolidating the purchasing power of our dealerships on a centralized basis we have benefited from significant cost savings. For example, since we began operations, we have significantly reduced the interest rate on our floorplan financing through our consolidated credit facility. Furthermore, we have benefited from the consolidation of administrative functions such as risk management, employee benefits and employee training.

           TECHNOLOGY INITIATIVES. We use the Internet to more effectively communicate with our customers. Customers can arrange service appointments, search our inventory and receive notice of special offers. Our platform portal web pages provide customers a direct one-stop shopping experience in their local market, providing multiple brands and an extensive inventory of vehicles. Also, as franchised dealerships, we receive Internet leads from manufacturers' e-commerce programs and, through a contractual relationship with an e-commerce software company, we receive Internet leads from several major portals. Lastly, at times, we use automotive Internet referral services to provide incremental sales opportunities.


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

           NEW VEHICLE SALES. We currently represent 30 American, Asian and European brands of economy, family, sports and luxury cars, light trucks and sport utility vehicles. The following table sets forth for the twelve months ended December 31, 2000, the brands of new vehicles sold at retail by us on an actual and on a pro forma basis assuming that all of our dealerships (acquired by December 31, 2000) were acquired on January 1, 2000. These results may not be indicative of our results after the acquisition of the dealerships by us:

                                     PRO FORMA NUMBER OF NEW           PERCENTAGE OF PRO FORMA           ACTUAL NUMBER OF NEW
         MANUFACTURER                     VEHICLES SOLD                         TOTAL                        VEHICLES SOLD
-------------------------------   -------------------------------     --------------------------     ------------------------------
Ford........................                  28,052                             30.7%                           26,597
Toyota......................                  17,233                             18.9                            14,913
Chevrolet...................                   6,830                              7.5                             6,830
Dodge.......................                   6,375                              7.0                             5,944
Nissan......................                   5,100                              5.6                             5,100
Lexus........................                  4,273                              4.7                             4,273
Honda........................                  3,786                              4.1                             3,786
Mitsubishi...................                  2,437                              2.7                             2,437
Chrysler.....................                  2,059                              2.2                             2,059
Jeep.........................                  2,038                              2.2                             2,038
GMC..........................                  1,999                              2.2                             1,999
Pontiac......................                  1,702                              1.8                             1,702
Acura........................                  1,529                              1.7                             1,529
Isuzu........................                  1,230                              1.3                             1,230
Plymouth.....................                  1,134                              1.2                             1,134
Audi.........................                    826                              0.9                               826
Subaru.......................                    800                              0.9                               800
Mercedes Benz................                    692                              0.7                               692
Mazda........................                    645                              0.7                               645
Buick........................                    568                              0.6                               568
Volkswagen...................                    361                              0.4                               361
Hyundai......................                    358                              0.4                               358
Mercury......................                    329                              0.4                                61
Cadillac.....................                    257                              0.3                               257
Lincoln......................                    240                              0.3                                25
BMW..........................                    185                              0.2                               185
Other........................                    380                              0.4                               380
                                  -------------------------------     --------------------------     ------------------------------
      TOTAL..................                 91,418                            100.0%                           86,729
                                  ===============================     ==========================     ==============================

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

           Our dealerships acquire substantially their entire new vehicle inventory from automobile manufacturers ("Manufacturers"). Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility. We receive interest assistance from various Manufacturers. In general, this assistance equals approximately 80% to 90% of our floorplan notes payable interest expense. During 2000, we recognized $31.1 million of assistance, which we accounted for as a purchase discount and reflected as a reduction of cost of sales in the income statement as vehicles were sold.

           USED VEHICLE SALES. We sell used vehicles at each of our franchised dealerships. Sales of used vehicles are a significant source of profit for the dealerships. Consumer demand for used vehicles has increased as more high quality used vehicles have become available. Furthermore, used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. We intend to continue growing our used vehicle sales operations by maintaining a high quality inventory, providing competitive prices, offering vehicle service contracts for our used vehicles, and continuing to promote used vehicle sales.

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

           Each of the dealerships generally maintains a 30-day supply of used vehicles and offers to other dealers and wholesalers used vehicles that they do not retail to customers. Vehicles may be transferred among our dealerships to provide balanced inventories of used vehicles at each of our dealerships.

           Our dealerships have taken several steps towards building customer confidence in their used vehicle inventory, including participation in manufacturer certification processes, which are available only to new vehicle franchises. This process makes these used vehicles eligible for new vehicle benefits such as new vehicle finance rates and in some cases, the manufacturer warranty is extended. In addition, the dealerships offer vehicle service contracts covering the used vehicles that they sell.

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

           PARTS AND SERVICE SALES. We provide parts and service at each of our franchised dealerships, primarily for the vehicle makes sold at that dealership. We perform both warranty and non-warranty service work. Warranty work accounts for approximately 20% of our parts, service and collision service revenues. In addition to each of our dealerships' parts and service businesses, we currently own 21 collision service centers.

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

           In charging for their technicians' labor, our dealerships use variable rate structures designed to reflect the difficulty and sophistication of different types of repairs. The percentage mark-ups on parts are similarly priced based on market conditions for different parts. We believe that variable rate pricing helps our dealerships achieve overall gross margins in parts and service which are superior to those of certain competitors who rely on fixed labor rates and percentage markups. Additionally, it allows the dealership to be competitive with local service centers that provide discounted pricing on select services.

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

           The dealerships' parts departments support their respective sales and service departments. Each of the dealerships sell factory-approved parts for vehicle makes and models sold by that dealership. These parts are used either in repairs made by the dealership, sold at retail to its customers or at wholesale to independent repair shops and other franchised dealerships. Currently, each of the dealerships employs its own parts manager and independently controls its parts inventory and sales. Our dealerships frequently obtain unstocked parts from each other.

           OTHER DEALERSHIP REVENUES. Other dealership revenues consists primarily of finance, vehicle service contract and insurance income. The dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. We place heavy emphasis on finance and insurance ("F&I") and offer advanced F&I training to their finance and insurance managers. Typically, the dealerships forward proposed financing contracts to Manufacturers' captive finance companies, selected commercial banks or other financing parties. The dealerships receive a financing fee from the lender for arranging the financing and are typically assessed a chargeback against a portion of the financing fee if the contract is terminated prior to its scheduled maturity for any reason, such as early repayment or default. We do not own a finance company and, generally, do not retain credit risk after a loan is made.

           At the time of a new vehicle sale, the dealerships offer vehicle service contracts to supplement the manufacturer warranty. Additionally, the dealerships sell primary vehicle service contracts for used vehicles. Our dealerships sell service contracts of third party vendors and Manufacturers, for which they recognize a commission upon the sale of the contract.

           The dealerships also offer certain types of credit insurance to customers who arrange the financing of their vehicle purchases through the dealerships. The dealerships sell credit life insurance policies to these customers, providing for repayment of the vehicle loan if the obligor dies while the loan is outstanding. The dealerships also sell accident and disability insurance policies, which provide payment of the monthly loan obligations during a period in which the obligor is disabled. The dealerships sell such insurance through third party vendors and we reinsure the policies. As such, we defer all of the revenues and direct costs related to the sales of these policies and recognize them over the life of the policies.

           Also included in other dealership revenues is income from Manufacturer incentives. Increasingly, the Manufacturers are offering incentives to dealerships that achieve various goals set by the Manufacturers.


ACQUISITION PROGRAM

           Under our acquisition program, we pursue:

           (1) "platform" acquisitions of large, profitable and well managed dealerships in large metropolitan and high-growth suburban geographic markets that we do not currently serve, and

           (2) smaller "tuck-in" acquisitions to existing platforms that allow us to increase brand diversity, capitalize on economies of scale and offer a greater breadth of products and services in each of the markets in which we operate.

           We have used, and may in the future use, our common stock to fund a portion of our acquisitions. In addition, we have a revolving credit facility, which provides us with the ability to borrow up to $198 million for acquisitions and working capital needs.

           During 2001, we anticipate that we will use a portion of our operating cash flow to complete tuck-in acquisitions and will not close any platform acquisitions.

           ENTERING NEW GEOGRAPHIC MARKETS. We intend, over time, to expand into geographic markets we do not currently serve by acquiring large, profitable and well-established megadealers that are leaders in their regional markets. We pursue megadealers that have superior operational and financial management personnel, which we seek to retain. We believe that by retaining existing high quality management we will be able to effectively operate acquired megadealers with management personnel who understand the local market without having to employ and train new and untested personnel.

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


AGREEMENTS WITH MANUFACTURERS

           The following table sets forth the percentage of our new vehicle retail unit sales attributable to the Manufacturers we represented during 2000 that represented 10% or more of new vehicle retail unit sales, on a pro forma basis giving effect to all of our acquisitions in 2000:

                                                                                  PERCENTAGE OF OUR
                                                                                     NEW VEHICLE
                                                                                  PRO FORMA RETAIL
                                                                            UNITS SOLD DURING THE TWELVE
                                                                                    MONTHS ENDED
           MANUFACTURER                                                          DECEMBER 31, 2000
           ------------                                                          -----------------
           Ford.........................................................                32.2%

           Toyota/Lexus.................................................                23.6%

           DaimlerChrysler..............................................                13.3%

           General Motors...............................................                12.5%

           FRANCHISE AGREEMENTS. Each of our dealerships operates under a franchise agreement with one of our Manufacturers (or authorized distributors). Under our dealership franchise agreements, the Manufacturers exert considerable influence over the operations of our dealerships. Each of the franchise agreements may be terminated or not renewed by the Manufacturer for a variety of reasons, including any unapproved changes of ownership or management. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. Our franchise agreements do not give us the exclusive right to sell a Manufacturer's product within a given geographic area. Accordingly, a Manufacturer may, subject to any protection of state law, grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealer may move a dealership to a location, which would compete directly with us.

           Acquisitions. We must obtain the consent of the Manufacturer prior to the acquisition of any of its dealership franchises. Delays in obtaining, or failing to obtain, Manufacturer approvals for dealership acquisitions could adversely affect our acquisition program. Obtaining the consent of a Manufacturer for the acquisition of a dealership could take a significant amount of time or might be rejected entirely. In determining whether to approve an acquisition, Manufacturers may consider many factors, including the moral character and business experience of the dealership principals and the financial condition, ownership structure and customer satisfaction index scores of our dealerships.

           Our Manufacturers attempt to measure customers' satisfaction with automobile dealerships through systems generally known as the customer satisfaction index or "CSI". The Manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems.

           In addition, a Manufacturer may limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. The following is a summary of the restrictions imposed by the Manufacturers that accounted for 10% or more of our new vehicle retail unit sales.

           Ford. Ford currently limits the number of dealerships that we may own to the greater of (1) 15 Ford and 15 Lincoln Mercury dealerships and (2) that number of Ford and Lincoln Mercury dealerships accounting for 5% of the preceding year's total Ford, Lincoln and Mercury retail sales of those brands in the United States. In addition, Ford limits us to one Ford dealership in a Ford-defined market area having two or less authorized Ford dealerships and one-third of Ford dealerships in any Ford-defined market area having more than three authorized Ford dealerships. In many of its dealership franchise agreements Ford has the right of first refusal to acquire, subject to applicable state law, a Ford franchised dealership when its ownership changes.

           Toyota. Toyota restricts the number of dealerships that we may own and the time frame over which we may acquire them. We can acquire no more than two Toyota dealerships in each semi-annual period from January to June and July to December until we acquire a total of seven Toyota dealerships. After we acquire seven Toyota dealerships we can acquire, if we are then qualified, additional dealerships, over a minimum of seven semi-annual periods, up to a maximum number of dealerships equal to 5% of Toyota's aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota dealerships that we may acquire in any Toyota-defined region and "Metro" market, as well as any contiguous market. We may acquire only three Lexus dealerships nationally and two Lexus dealerships in any one of the four Lexus geographic areas. While we own a Lexus companion dealership located south of Houston, this dealership is not considered by Lexus to be a new and separate Lexus dealership for purposes of the restriction on the number of Lexus dealerships we may acquire.

           Chrysler. Currently, we have no agreement with Chrysler restricting our ability to acquire Chrysler dealerships. Chrysler has advised us that in determining whether to approve an acquisition of a Chrysler dealership, Chrysler considers the number of Chrysler dealerships the acquiring company already owns. Chrysler currently carefully considers, on a case-by-case basis, any acquisition that would cause the acquiring company to own more than 10 Chrysler dealerships nationally, six in the same Chrysler-defined zone and two in the same market.

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

           We currently own 18 Ford, 28 Chrysler, seven Toyota and two Lexus dealership franchises. Under current restrictions, we may acquire the maximum number of Toyota dealerships described above based on aggregate national retail sales volume of Toyota, one additional Lexus dealership and the maximum number of Ford, Lincoln and Mercury dealerships described above based on aggregate Ford, Lincoln and Mercury national retail sales. We currently represent only, approximately, 0.7% and 1.2% of the national retail sales of Ford and Toyota, respectively.

           FINANCINGS. Provisions in our agreements with our Manufacturers may restrict in the future our ability to obtain certain types of financing. A number of our Manufacturers prohibit pledging the stock of their franchised dealerships. For example, our agreement with General Motors contains provisions prohibiting pledging the stock of our GM franchised dealerships. Our agreement with Ford permits pledging our Ford franchised dealerships' stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure, our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to our March 1999, senior subordinated notes offering and the subsidiary guarantees of those notes. Certain Manufacturers require us to meet certain financial ratios, which, if we fail to meet these ratios the Manufacturers may reject proposed acquisitions, and may give them the right to purchase their franchises for fair value.

           OUR OWNERSHIP AND MANAGEMENT. As a condition to granting their consent to our previous acquisitions and our initial public offering, some Manufacturers have imposed other restrictions on us.

           These restrictions prohibit, among other things:

           - any one person, who in the opinion of the Manufacturer is unqualified to own its franchised dealership or has interests incompatible with the Manufacturer, from acquiring more than a specified percentage of our common stock (for example, 20% in the case of General Motors and Toyota, and 50% in the case of Ford);

           - certain material changes in us or extraordinary corporate transactions such as a merger or sale of a material amount of our assets;

           - the removal of a dealership general manager without the consent of the Manufacturer;

           - the use of dealership facilities to sell or service new vehicles of other Manufacturers, in certain situations; and

           -  change in control of our Board of Directors or management.

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

           OPERATIONS. We depend on our Manufacturers for operational support:

           - We depend on the Manufacturers to provide us with a desirable mix of new vehicles. The most popular vehicles usually produce the highest profit margins and are frequently difficult to obtain from the Manufacturers. If we cannot obtain sufficient quantities of the most popular models, our profitability may be adversely affected. Sales of less desirable models may reduce our profit margins.

           - We depend on the Manufacturers for sales incentives and other programs that are intended to promote dealership sales or support dealership profitability. Manufacturers historically have made many changes to their incentive programs during each year. A discontinuation or change in Manufacturers' incentive programs could adversely affect our business. Moreover, some Manufacturers use a dealership's CSI scores as a factor for participating in incentive programs. Failure to comply with the CSI standards could adversely affect our participation in dealership incentive programs, which could have a material adverse effect on us.

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


COMPETITION

           The automotive retailing industry is highly competitive. In large metropolitan areas consumers have a number of choices in deciding where to purchase a new or used vehicle and where to have the vehicle serviced.

           In the new vehicle area, our dealerships compete with other franchised dealerships in their marketing areas. Our dealerships do not have any cost advantage in purchasing new vehicles from the Manufacturers, and typically rely on advertising and merchandising, sales expertise, service reputation and location of the dealership to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale or lease of new vehicles from independent leasing companies, on-line purchasing services and warehouse clubs. In addition, Ford has acquired and subsequently operated automobile dealerships for the purpose of consolidating Ford dealerships in a few markets. It is our understanding, at this time, however, that Ford does not intend to purchase, operate and consolidate dealerships in any other markets.

           In used vehicles, our dealerships compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies and private parties for supply and resale of used vehicles.

           Our dealerships compete against franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. The dealerships compete with other automobile dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in parts and service sales are the quality of customer service, the use of factory-approved replacement parts, familiarity with a Manufacturer's brands and models and price. A number of regional or national chains offer selected parts and services at prices that may be lower than the dealership's prices.


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

           Various federal and state laws established to protect dealerships from the general unequal bargaining power between the parties also govern the automobile franchise relationship. The following discussion of state court and administrative holdings and various state laws is based on management's beliefs and may not be an accurate description of the state court and administrative holdings and various state laws. The state statutes generally provide that it is a violation for a manufacturer to terminate or fail to renew a franchise without good cause. These statutes also provide that the manufacturer is prohibited from unreasonably withholding approval for a proposed change in ownership of the dealership. Acceptable grounds for disapproval include material reasons relating to the character, financial ability or business experience of the proposed transferee. Accordingly, certain provisions of the franchise agreements, particularly as they relate to a manufacturer's rights to terminate or fail to renew the franchise, have repeatedly been held invalid by state courts and administrative agencies.

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


EMPLOYEES

           As of December 31, 2000, we employed approximately 5,830 people, of whom approximately 1,160 were employed in managerial positions, 1,670 were employed in non-managerial sales positions, 2,140 were employed in non-managerial parts and service positions and 860 were employed in administrative support positions.

           We believe that our relationships with our employees are favorable. None of our employees are represented by a labor union, however, because of our dependence on the Manufacturers we may be affected by labor strikes, work slowdowns and walkouts at the Manufacturers' manufacturing facilities.


ITEM 2.      PROPERTIES

           We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. We try to structure our operations so as to avoid the ownership of real property. In connection with our acquisitions, we generally seek to lease rather than acquire the facilities on which the acquired dealerships are located. We generally enter into lease agreements with respect to such facilities that have 30-year total terms with 15-year initial terms and three five-year option periods, at our option, with respect to both third-party and related-party leases. As a result, we lease the majority of our facilities under long-term operating leases.


ITEM 3.      LEGAL PROCEEDINGS

           From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve us that, in our opinion, could be expected to have a material adverse effect on our business, financial condition or results of operations. For example, we have been named as one of several defendants in a number of suits regarding deaths or injuries alleged to be attributable to tread separation of Firestone tires on Ford vehicles. While substantial damages have been sought in these suits, we believe that we have meritorious defenses and that we are entitled to seek indemnity from Ford or Bridgestone/Firestone, Inc. for any potential costs or liabilities associated with these suits.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

           The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "GPI". There were 147 holders of record of our Common Stock as of February 28, 2001.

           The following table presents the quarterly high and low sales prices for our common stock since January 1, 1999, as reported on the New York Stock Exchange Composite Tape under the symbol "GPI".

                                                                                  HIGH                          LOW
                                                                        -------------------------      -----------------------
1999:
        First Quarter...............................................             $30.0000                       $18.3125
        Second Quarter..............................................              26.9375                        20.6875
        Third Quarter...............................................              25.5000                        17.7500
        Fourth Quarter..............................................              18.3750                        12.7500
2000:
        First Quarter...............................................              14.6250                         9.5000
        Second Quarter..............................................              16.8750                        10.5000
        Third Quarter...............................................              12.1250                         9.5625
        Fourth Quarter..............................................              10.7500                         8.0625
2001:
        First Quarter (through March 6, 2001).......................              13.0000                         8.1250


           We have never declared or paid dividends on our Common Stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and/or repurchase our Common Stock. Therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The decision whether to pay dividends will be made by our Board of Directors after considering our results of operations, financial condition, capital requirements, general business conditions and other factors.

           Certain provisions of the Credit Facility and the senior subordinated notes require us to maintain certain financial ratios and restrict us from making substantial disbursements outside the ordinary course of business, including limitations on the payment of cash dividends. In addition, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain minimum working capital.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

           We completed our initial public offering and acquisition of our first four dealership groups on November 3, 1997. Before that date, Group 1 Automotive, Inc. had no operations and each of the dealership groups were privately owned and operated independently. The financial data as of December 31, 2000, 1999, 1998 and 1997, and for the three years in the period ended December 31, 2000, include the operations of all dealerships acquired from the effective dates of the acquisitions. The following selected historical financial data as of December 31, 2000, 1999, 1998 and 1997, and for each of the three years in the period ended December 31, 2000, have been derived from audited financial statements.

                                                                 YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                        2000             1999               1998
                                                  ----------------   -------------     ---------------
                                                   (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
   Revenues..................................         $3,586,146      $2,508,324         $1,630,057
   Cost of sales.............................          3,058,709       2,131,967          1,393,547
                                                  ----------------   -------------     ---------------
      Gross profit...........................            527,437         376,357            236,510
   Selling, general and
      administrative expenses................            393,679         279,791            178,038
   Depreciation and amortization.............             16,038          10,616              6,426
                                                  ----------------   -------------     ---------------
      Income from operations.................            117,720          85,950             52,046
   Other income (expense):
      Floorplan interest expense.............            (37,536)        (20,395)           (12,837)
      Other interest expense, net............            (15,500)        (10,052)            (4,027)
      Other income, net......................              1,142             186                 39
                                                  ----------------   -------------     ---------------
      Income before income taxes.............             65,826          55,689             35,221
   Provision for income taxes................             25,014          22,174             14,502
                                                  ----------------   -------------     ---------------
      Net income.............................            $40,812         $33,515            $20,719
                                                  ================   =============     ===============
   Earnings per share:
      Basic..................................              $1.91           $1.62              $1.20
      Diluted................................              $1.88           $1.55              $1.16

   Weighted average shares outstanding:
      Basic..................................         21,377,902      20,683,308         17,281,165
      Diluted................................         21,709,833      21,558,920         17,904,878

                                                                          AS OF DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                       2000            1999              1998              1997
                                                 --------------- ----------------- ----------------- -----------------
                                                                            (in thousands)
BALANCE SHEET DATA:
Working capital..............................          $54,769         $80,128           $48,251            $55,475
Inventories..................................          527,101         386,255           219,176            105,421
Total assets.................................        1,099,553         842,910           477,710            213,149
Total long-term debt, including current
  portion....................................          141,899         114,250            45,787              9,369
Stockholders' equity.........................          247,416         232,029           136,184             89,372

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

           We have diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair services, finance fees, vehicle service contract commissions, insurance commissions, documentary fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Other dealership revenue includes revenues from arranging financing, vehicle service and insurance contracts, net of a provision for anticipated chargebacks, and documentary fees.

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

           Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. We believe that approximately 60% of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends.

RESULTS OF OPERATIONS


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


NEW VEHICLE DATA


(dollars in thousands,
except per unit amounts)
                                                                                              INCREASE/               PERCENT
                                                          2000               1999            (DECREASE)               CHANGE
                                                          ----               ----            ----------               ------
Retail unit sales...................................       86,729             60,384             26,345               43.6 %
Retail sales revenues...............................   $2,165,954         $1,465,759           $700,195               47.8 %
Gross profit........................................     $169,690           $121,639            $48,051               39.5 %
Average gross profit per retail unit sold..........        $1,957             $2,014               $(57)              (2.8)%
Gross margin........................................          7.8 %              8.3 %             (0.5) %               -


USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)
                                                                                                                      PERCENT
                                                          2000               1999             INCREASE                CHANGE
                                                          ----               ----             --------                ------
Retail unit sales...................................       59,144             45,630             13,514               29.6 %
Retail sales revenues (1)...........................     $804,039           $606,764           $197,275               32.5 %
Gross profit........................................      $79,940            $59,308            $20,632               34.8 %
Average gross profit per retail unit sold...........       $1,352             $1,300                $52                4.0 %
Gross margin........................................          9.9 %              9.8 %              0.1 %                -

-------------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.


PARTS AND SERVICE DATA

(dollars in thousands)
                                                                                              INCREASE/               PERCENT
                                                          2000               1999            (DECREASE)               CHANGE
                                                          ----               ----            ----------               ------
Sales revenues......................................     $306,089           $212,970            $93,119               43.7 %
Gross profit........................................     $167,463           $116,622            $50,841               43.6 %
Gross margin........................................         54.7 %             54.8 %             (0.1) %               -


OTHER DEALERSHIP REVENUES, NET


(dollars in thousands,
except per unit amounts)
                                                                                                                      PERCENT
                                                          2000               1999             INCREASE                CHANGE
                                                          ----               ----             --------                ------
Retail new and used unit sales......................      145,873            106,014             39,859               37.6 %
Retail sales revenues...............................     $110,344            $78,788            $31,556               40.1 %
Other dealership revenues, net per retail unit
  sold..............................................         $756               $743                $13
                                                                                                                       1.7 %

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

           REVENUES. Revenues increased $1,077.8 million, or 43.0%, to $3,586.1 million for the year ended December 31, 2000, from $2,508.3 million for the year ended December 31, 1999. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Lexus, Honda, Nissan and Toyota, partially offset by some weakness in the General Motors brands, and the acquisitions of additional dealership operations during 1999 and 2000. The growth in used vehicle revenues was primarily attributable to an emphasis on used vehicle sales in the Dallas, Denver, Oklahoma and south Florida markets, and the additional dealership operations acquired. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Austin, Houston and south Florida markets. Other dealership revenues increased primarily due to an increase in the number of retail new and used vehicle sales.

           GROSS PROFIT. Gross profit increased $151.0 million, or 40.1%, to $527.4 million for the year ended December 31, 2000, from $376.4 million for the year ended December 31, 1999. The increase was attributable to increased revenues net of a decrease in gross margin from 15.0% for the year ended December 31, 1999, to 14.7% for the year ended December 31, 2000. The gross margin decreased as lower margin new vehicle revenues increased as a percentage of total revenues, and the gross margin on new vehicle sales declined. The gross margin on new retail vehicle sales declined to 7.8% from 8.3% due to the lower margins of our last two platform acquisitions. Our new vehicle gross margin would have been 8.2%, excluding the impact of our last two platform acquisitions. The gross margins on our other products and services remained relatively consistent with the prior year.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $113.9 million, or 40.7%, to $393.7 million for the year ended December 31, 2000, from $279.8 million for the year ended December 31, 1999. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Additionally, we recorded a $1.5 million charge, during the first quarter of 2000, related to unfavorable medical claims experience. Our medical plan was revised as of March 1, 2000. Selling, general and administrative expenses increased as a percentage of gross profit to 74.6% from 74.3% due to the medical plan charge and under-performance in our Albuquerque and south Florida operations.

           INTEREST EXPENSE. Floorplan and other interest expense, net, increased $22.6 million, or 74.3%, to $53.0 million for the year ended December 31, 2000, from $30.4 million for the year ended December 31, 1999. The increase was due to increases in total debt outstanding and interest rates. The increase in debt outstanding was primarily attributable to the floorplan borrowings of the additional dealership operations acquired and additional borrowings to complete acquisitions. Further, contributing to the increase was a 100 basis point increase in the weighted average LIBOR. Partially mitigating the LIBOR increase was a 25 basis point rate reduction of the spread charged on our floorplan notes payable, which was effective in May 1999. Additionally, in December 2000, we received another 12.5 basis point reduction of the spread charged.

           OTHER INCOME, NET. Other income, net, increased $956,000 to $1,142,000 for the year ended December 31, 2000, from $186,000 for the year ended December 31, 1999. The increase is due primarily to a $1.0 million gain from the sale of a Chrysler franchise in Austin, Texas.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


NEW VEHICLE DATA


(dollars in thousands,
except per unit amounts)
                                                                                                                     PERCENT
                                                          1999               1998             INCREASE               CHANGE
                                                          ----               ----             --------               ------
Retail unit sales...................................       60,384             39,822             20,562               51.6 %
Retail sales revenues...............................   $1,465,759           $931,205           $534,554               57.4 %
Gross profit........................................     $121,639            $74,096            $47,543               64.2 %
Average gross profit per retail unit sold...........       $2,014             $1,861               $153                8.2 %
Gross margin........................................          8.3 %              8.0 %              0.3 %                -


USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)
                                                                                                                     PERCENT
                                                          1999               1998             INCREASE               CHANGE
                                                          ----               ----             --------               ------
Retail unit sales...................................       45,630             31,248             14,382               46.0 %
Retail sales revenues (1)...........................     $606,764           $411,065           $195,699               47.6 %
Gross profit........................................      $59,308            $38,282            $21,026               54.9 %
Average gross profit per retail unit sold...........       $1,300             $1,225                $75                6.1 %
Gross margin........................................          9.8 %              9.3 %              0.5 %                -

------------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.


PARTS AND SERVICE DATA


(dollars in thousands)
                                                                                                                     PERCENT
                                                          1999               1998             INCREASE               CHANGE
                                                          ----               ----             --------               ------
Sales revenues......................................     $212,970           $139,144            $73,826               53.1 %
Gross profit........................................     $116,622            $74,616            $42,006               56.3 %
Gross margin........................................         54.8 %             53.6 %              1.2 %                -


OTHER DEALERSHIP REVENUES, NET


(dollars in thousands,
except per unit amounts)
                                                                                                                     PERCENT
                                                          1999               1998             INCREASE               CHANGE
                                                          ----               ----             --------               ------
Retail new and used unit sales......................      106,014             71,070             34,944               49.2 %
Retail sales revenues...............................      $78,788            $49,516            $29,272               59.1 %
Other dealership revenues, net per retail unit
  sold..............................................         $743               $697                $46                6.6 %

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

           GROSS PROFIT. Gross profit increased $139.9 million, or 59.2%, to $376.4 million for the year ended December 31, 1999, from $236.5 million for the year ended December 31, 1998. The increase was attributable to increased revenues and an increase in gross margin from 14.5% for the year ended December 31, 1998, to 15.0% for the year ended December 31, 1999. The gross margin increased even though lower margin new vehicle revenues increased as a percentage of total revenues, as improvements in other dealership revenues per unit and increases in the gross margin on new and used vehicle sales and parts and service sales offset the change in the merchandising mix. The gross margin on new vehicle retail sales improved to 8.3% from 8.0% due to our dealership managers performing well in a favorable market and our sales training programs. The increase in gross margin on used vehicle retail sales to 9.8% from 9.3% was primarily attributable to our dealership managers performing well in a favorable operating environment and our sales training programs.

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

LIQUIDITY AND CAPITAL RESOURCES

           Our principal sources of liquidity are cash from operations, our credit facility (which includes the floorplan facility and the acquisition facility) and equity and debt offerings.

           The following table sets forth selected historical information from our statements of cash flows:

                                                                         YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                          2000                     1999                    1998
                                                  ----------------------   ----------------------  ----------------------
                                                                              (in thousands)

           Net cash provided by operating
              activities..........................        $95,592                     $73,224                $24,277
           Net cash used in investing activities..        (72,768)                   (126,944)               (58,225)
           Net cash provided by (used in)
              financing activities................           (770)                    106,101                 65,299
                                                  ----------------------   ----------------------  ----------------------
           Net increase in cash and cash
              equivalents.........................        $22,054                     $52,381                 $31,351
                                                  ======================   ======================  ======================

CASH FLOWS

           Total cash and cash equivalents at December 31, 2000, were $140.9 million.

           OPERATING ACTIVITIES. For the three-year period ended December 31, 2000, we generated $193.1 million in net cash from operating activities, primarily driven by net income plus depreciation and amortization. Excluding working capital changes, during 2000 cash flows from operating activities increased $14.0 million over the prior-year period.

           INVESTING ACTIVITIES. The $72.8 million of cash used for investing activities during 2000 was primarily attributable to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions, and purchases of property and equipment, partially offset by proceeds from the sales of franchises. During 2000, we used approximately $17.3 million in purchasing property and equipment, of which, approximately $8.8 million was for the purchase of land and construction of new facilities.

           During 1999, $126.9 million was used for investing activities, primarily attributable to completing acquisitions, net of cash balances obtained in the acquisitions, and purchases of property and equipment, partially offset by sales of property and equipment. During 1999, we used approximately $27.4 million in purchasing property and equipment, of which, approximately $19.6 million was for the purchase of land and construction of new facilities. Partially offsetting these uses of cash, we received $11.7 million from sales of property and equipment. The proceeds were received primarily from the sale of dealership properties to a REIT for approximately $11.2 million, and for which no gain or loss was recognized.

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

           FINANCING ACTIVITIES. We used approximately $770,000 during 2000, and obtained approximately $106.1 million and $65.3 million during 1999 and 1998, respectively, through financing activities.

           During 2000 we used approximately $770,000 in financing activities. Cash was provided primarily through borrowings on our revolving credit facility. We used $6.3 million for principal payments of long-term debt. Additionally, we used $20.9 million for purchases of treasury stock.

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

           WORKING CAPITAL. At December 31, 2000, we had working capital of $54.8 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain Manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our credit facility to fund our current operations.

           During 1999 we opened a new facility in south Florida. Although revenues have experienced a positive trend and the operation is generating positive cash flow, the new facility has not met our expectations. During the fourth quarter of 2000, a new operator was appointed for the south Florida operations. As part of the management change, we repurchased 1.3 million shares of our stock from the former operator and others for $14.4 million and settled various contingent acquisition payments for $6.8 million. The funding of these transactions occurred in January 2001.


STOCK REPURCHASE

           The board of directors has authorized us to repurchase a portion of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to spend approximately 33 percent of our cumulative net income to repurchase stock. During 2000 we repurchased 2.7 million shares for $31.4 million, excluding shares repurchased to fulfill obligations under our employee stock purchase plan. We anticipate, subject to market conditions, that we will spend approximately $12 million repurchasing stock during 2001.


CAPITAL EXPENDITURES

           Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures exclusive of new or expanded operations have approximately equaled our annual depreciation charge. Expenditures relating to the construction or expansion of dealership facilities, generally, are driven by new franchises being awarded to us by a manufacturer or significant growth in sales at an existing facility. During 2001, we plan to invest approximately $10 million to expand six existing facilities and prepare three new facilities for operations.


ACQUISITION FINANCING

           We anticipate investing between $20 million and $30 million in completing tuck-in acquisitions during 2001. We expect the cash needed to complete our acquisitions will come from the operating cash flows of our existing dealerships and borrowings under our current credit facilities.

CREDIT FACILITY

           In December 2000, we amended our credit facility to decrease the commitment from $1 billion to $900 million and reduce the rate charged on our floorplan facility to LIBOR plus 112.5 basis points. The credit facility provides a floorplan facility of $702 million for financing vehicle inventories and an acquisition facility of $198 million for financing acquisitions, general corporate purposes and capital expenditures. The lending group making up the credit facility is comprised of 15 major financial institutions, including five manufacturer captive finance companies. The manufacturer captive finance companies include Ford Motor Credit Company, Toyota Motor Credit Company, BMW Financial Services, N.A., Inc., Chrysler Financial Company, L.L.C. and Mercedes Benz Credit Corporation. As of March 15, 2001, $143 million is available to be drawn under the acquisition facility, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants. The credit facility allows 33% of net income to be paid as cash dividends.


LEASES

           We lease various real estate, facilities and equipment under long-term operating lease agreements, including leases with related parties. Generally, the related-party and third-party leases have 30-year total terms with initial terms of 15 years and three five-year option periods, at our option. Additionally, we generally have an option to purchase the real estate and facilities at the end of the lease term, and a right of first refusal, giving us the opportunity to purchase the real estate and facilities, if the owner reaches an agreement to sell them to a third party.


DEPENDENCE ON THE SUCCESS OF OUR MANUFACTURERS

           Our success depends upon the overall success of the line of vehicles that each of our dealerships sells. Demand for our Manufacturers' vehicles as well as the financial condition, management, marketing, production and distribution capabilities of our Manufacturers affect our business. Our Ford, Toyota and Lexus dealerships represent approximately 56% of our total new vehicle retail sales.

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


IMPACT OF ACQUISITIONS ON GROWTH

           Growth in our revenues and earnings will be impacted by our ability to acquire and successfully operate dealerships. There can be no assurance that we will be able to identify and acquire dealerships in the future. In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, delays or other operational or financial problems.

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

           We will continue to need substantial capital in order to acquire additional automobile dealerships. In the past, we have financed these acquisitions with a combination of cash flow from operations, proceeds from borrowings under our credit facility and issuances of our common stock.


CYCLICALITY

           Our operations, like the automotive retailing industry in general, can be impacted by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may impact our business, we believe the impact on our operations of future negative trends in such factors will be somewhat mitigated by our (i) strong parts, service and collision repair service operations, (ii) variable cost structure, (iii) geographic diversity and (iv) product diversity.


SEASONALITY

           Our operations are subject to seasonal variations, with the second and third quarters generally contributing more operating profit than the first and fourth quarters. Three primary forces drive this seasonality: (i) manufacturer-related factors, primarily the historical timing of major manufacturer incentive programs and model changeovers, (ii) weather-related factors and (iii) consumer buying patterns.


CURRENT BUSINESS TRENDS

           During 2000, approximately 17.4 million new vehicles were sold in the United States. Industry analyst estimates for 2001 are predicting new vehicle unit sales of between 15.5 million and 16.5 million units, as consumer confidence levels have trended downward from the prior year. Annual sales of
15.5 million units would rank as the fifth highest total of new vehicle retail sales in the United States during the past 100 years. With respect to interest rates, the one-month LIBOR, which averaged approximately 6.4% during 2000, has fallen to approximately 5.2% in March 2001, after reaching a high, during November 2000, of approximately 6.8%.


CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

           This annual report includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations, including those plans, goals, beliefs and expectations of our officers and directors with respect to, among other things:

           -  the completion of pending and future acquisitions

           -  operating cash flows and availability of capital

           -  future stock repurchases

           -  capital expenditures

           Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including;

           - the future economic environment, including consumer confidence, may affect the demand for new and used vehicles and parts and service sales

           - regulatory environment, adverse legislation, or unexpected litigation

           - our principal automobile manufacturers, especially Ford and Toyota, may not continue to enjoy high customer satisfaction with their products and they may not continue to support and make high-demand vehicles available to us

           - requirements imposed on us by our Manufacturers may affect our acquisitions and capital expenditures related to our dealership facilities

           - our dealership operations may not perform at expected levels or achieve expected improvements

           - we may not achieve expected future cost savings and our future costs could be higher than we expected

           - available capital resources and various debt agreements may limit our ability to repurchase shares. Any repurchases of our stock may be made, from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions at such time and in such amounts, as we consider appropriate

           - available capital resources may limit our ability to complete acquisitions

           - available capital resources may limit our ability to complete construction of new or expanded facilities

           The information contained in this annual report, including the information set forth under the heading "Business", identify factors that could affect our operating results and performance. We urge you to carefully consider those factors.

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

                                                                                                                    FAIR VALUE
                                                                 EXPECTED MATURITY DATE                           DECEMBER 31, 2000
                                   ------------------------------------------------------------------------------  ---------------
(dollars in millions)                2001        2002      2003        2004      2005     Thereafter     Total
                                   ---------   ---------  --------   ---------   -------  ------------  ---------
VARIABLE RATE DEBT
Current.........................       $0.1          $-    $536.7          $-        $-            $-     $536.8        $536.8
  Average interest rates........      8.35%           -     7.97%           -         -             -
Non-current.....................         $-        $0.2     $35.3          $-        $-            $-      $35.5         $35.5
  Average interest rates........          -       8.35%     8.70%           -         -             -
                                   ---------   ---------  --------   ---------   -------  ------------  ---------
Total variable rate debt........       $0.1        $0.2    $572.0        $0.0      $0.0          $0.0     $572.3
Interest rate swap..............         $-          $-        $-          $-        $-            $-         $-            $-
  Average pay rate (fixed)......          -           -         -           -         -             -
  Average receive rate (variable)         -           -         -           -         -             -
                                   ---------   ---------  --------   ---------   -------  ------------  ---------
Net variable rate debt..........       $0.1        $0.2    $572.0        $0.0      $0.0          $0.0     $572.3
                                   =========   =========  ========   =========   =======  ============  =========

           We receive interest assistance from various Manufacturers. In general, this assistance equals approximately 80% to 90% of our floorplan notes payable interest expense. During 2000, we recognized $31.1 million of assistance, which we accounted for as a purchase discount and reflected as a reduction of cost of sales in the income statement as vehicles were sold.

ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.     EXECUTIVE COMPENSATION


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           See the definitive Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held May 23, 2001, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a) Financial Statements

               The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

           (b) Reports on Form 8-K

               None.

           (c) Exhibits


    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
       3.1     --   Restated Certificate of Incorporation of the Company (Incorporated by
                    reference to Exhibit 3.1 of the Company's Registration
                    Statement on Form S-1 Registration No. 333-29893).
       3.2     --   Certificate of Designation of Series A Junior Participating Preferred
                    Stock (Incorporated by reference to Exhibit 3.2 of the
                    Company's Registration Statement on Form S-1 Registration No. 333-29893).
       3.3     --   Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the
                    Company's Registration Statement on Form S-1 Registration No. 333-29893).
       4.1     --   Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's
                    Registration Statement on Form S-1 Registration No. 333-29893).
       4.2     --   Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 of the Company's
                    Registration Statement on Form S-3 Registration No. 333-69693).


EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
  4.3     --   Form of Subordinated Debt Securities (included in Exhibit 4.2).
  4.4     --   First Supplemental Indenture dated as of March 5, 1999 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and IBJ Whitehall Bank & Trust Company
               (Incorporated by reference to Exhibit 4.1 of the Company's current report of Form 8-K dated March 5, 1999).
  4.5     --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009 (included in Exhibit 4.4).
 10.1     --   Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated November 3, 1997
               (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for
               the year-ended December 31, 1997).
 10.2     --   Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997
               (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K
               for the year-ended December 31, 1997).
 10.3     --   Consulting Agreement between the Company and Sterling B. McCall, Jr. dated November 4, 1999
               (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for
               the year-ended December 31, 1999).
 10.4     --   Employment Agreement between the Company and Charles M. Smith dated November 3, 1997
               (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for
               the year-ended December 31, 1997).
 10.5     --   Employment Agreement between the Company and John T. Turner dated November 3, 1997
               (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for
               the year-ended December 31, 1997).
 10.6     --   Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997
               (Incorporated by reference to Exhibit10.6 of the Company's Annual Report on Form 10-K for
               the year-ended December 31, 1997).
 10.7     --   1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company's
               Registration Statement on Form S-1 Registration No. 333-29893).
 10.8     --   First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
 10.9     --   Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by
               reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
 10.10    --   Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to
               Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
 10.11    --   Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
 10.12    --   Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate (Incorporated by
               reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
 10.13    --   Lease Agreement between Mike Smith Autoplaza and Olds-Honda Realty (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
 10.14    --   Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C.,
               as rights agent dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's
               Registration Statement on Form S-1 Registration No. 333-29893).
 10.15    --   1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company's
               Registration Statement on Form S-1 Registration No. 333-29893).
 10.16    --   Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc. (Incorporated
               by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1
                    Registration No. 333-29893).

    EXHIBIT
     NUMBER                                 DESCRIPTION
    ---------                               -----------
      10.17    --   Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service
                    Agreement (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement
                    on Form S-1 Registration No. 333-29893).
      10.18    --   Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc.
                    dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's Registration
                    Statement on Form S-1 Registration No. 333-29893).
      10.19    --   Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated
                    April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement
                    on Form S-1 Registration No. 333-29893).
      10.20    --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc.
                    dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration
                    Statement on Form S-1 Registration No. 333-29893.
      10.21    --   Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by
                    reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
      10.22    --   Fourth Amended and Restated Revolving Credit Agreement, dated as of October 15, 1999, and
                    Effective as of November 1, 1999 (Incorporated by reference to Exhibit 10.1 of the Company's
                    Current Report on Form 8-K dated October 29, 1999).
      10.23    --   Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of March 7, 2000.
      10.24    --   Second Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of May 22, 2000.
      10.25    --   Third Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of December 1, 2000.
      10.26    --   Stock Pledge Agreement dated December 19, 1997 (Incorporated by reference to Exhibit 10.54 of the
                    Company's Annual Report on Form 10-K for the year-ended December 31, 1997).
      10.27    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by
                    reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).
      10.28    --   Employment Agreement between the Company and Johns S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year-ended
                    December 31, 1998).
      10.29    --   Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).
      10.30    --   Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).
      10.31    --   Second Amendment to the 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 14, 1999).
      10.32    --   Group 1 Automotive, Inc. Deferred Compensation Plan effective November 10, 1999  (Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year-ended December
                    31, 1999).
      11.1     --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.
      21.1     --   Group 1 Automotive, Inc. Subsidiary List.
      23.1     --   Consent of Arthur Andersen LLP.
      27.1     --   Financial Data Schedule.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 20th day of March, 2001.

                                 Group 1 Automotive, Inc.


                                 By:/s/ B.B. Hollingsworth, Jr.
                                    --------------------------------------------
                                     B.B. Hollingsworth, Jr.
                                     Chairman, President and
                                     Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 20th day of March, 2001.

                    SIGNATURE                                     TITLE
                    ---------                                     -----
           /s/ B.B. Hollingsworth, Jr.               Chairman, President and Chief
-------------------------------------------------    Executive Officer and Director (Principal
           B.B. Hollingsworth, Jr.                   Executive Officer)


           /s/ Scott L. Thompson                     Senior Vice President - Chief Financial
-------------------------------------------------    Officer and Treasurer (Chief Financial
           Scott L. Thompson                         and Accounting Officer)



           /s/ Robert E. Howard, II                  Director
-------------------------------------------------
           Robert E. Howard, II



           /s/ John L. Adams                         Director
-------------------------------------------------
           John L. Adams



           /s/ Charles M. Smith                      Director
-------------------------------------------------
           Charles M. Smith



           /s/ John H. Duncan                        Director
-------------------------------------------------
           John H. Duncan



           /s/ Bennett E. Bidwell                    Director
-------------------------------------------------
           Bennett E. Bidwell

                          INDEX TO FINANCIAL STATEMENTS

Group 1 Automotive, Inc. and Subsidiaries -- Consolidated Financial Statements
      Report of Independent Public Accountants......................................................F-2
      Consolidated Balance Sheets...................................................................F-3
      Consolidated Statements of Operations.........................................................F-4
      Consolidated Statements of Stockholders' Equity...............................................F-5
      Consolidated Statements of Cash Flows.........................................................F-6
      Notes to Consolidated Financial Statements....................................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Group 1 Automotive, Inc. and Subsidiaries:

           We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and Subsidiaries (a Delaware corporation) (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




Arthur Andersen LLP
Houston, Texas
February 15, 2001

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                           -----------------------------------------------------
                                                                                   2000                           1999
                                                                           ---------------------          ----------------------
                                                                                              (in thousands)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...........................................             $140,878                         $118,824
   Accounts and notes receivable, net..................................               39,709                           35,296
   Inventories.........................................................              527,101                          386,255
   Deferred income taxes...............................................                7,661                            8,619
   Other assets........................................................                5,190                            4,429
                                                                           ---------------------          ----------------------
      Total current assets.............................................              720,539                          553,423
                                                                           ---------------------          ----------------------
PROPERTY AND EQUIPMENT, net............................................               70,901                           46,711
GOODWILL, net..........................................................              285,892                          235,312
OTHER ASSETS...........................................................               22,221                            7,464
                                                                           ---------------------          ----------------------
      Total assets.....................................................           $1,099,553                         $842,910
                                                                           =====================          ======================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable.............................................             $536,707                         $363,489
   Current maturities of long-term debt................................                1,506                            1,076
   Accounts payable....................................................               57,872                           46,437
   Accrued expenses....................................................               69,685                           62,293
                                                                           ---------------------          ----------------------
      Total current liabilities........................................              665,770                          473,295
                                                                           ---------------------          ----------------------
DEBT, net of current maturities........................................               45,949                           15,285
SENIOR SUBORDINATED NOTES..............................................               94,444                           97,889
DEFERRED INCOME TAXES..................................................                8,668                            3,217
OTHER LIABILITIES......................................................               37,306                           21,195
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, 1,000,000 shares authorized, none
      issued or outstanding............................................                    -                                -
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 21,260,227 and 21,801,367 issued.....................                  213                              218
   Additional paid-in capital..........................................              170,683                          181,398
   Retained earnings...................................................               92,517                           51,705
   Treasury stock, at cost, 1,494,488 and 78,609 shares................              (15,997)                          (1,292)
                                                                           ---------------------          ----------------------
      Total stockholders' equity.......................................              247,416                          232,029
                                                                           ---------------------          ----------------------
      Total liabilities and stockholders' equity.......................           $1,099,553                         $842,910
                                                                           =====================          ======================

        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                                 2000                    1999                      1998
                                                        ----------------------- -------------------------  ---------------------
                                                                    (dollars in thousands, except per share amounts)
REVENUES:
   New vehicle sales................................           $2,165,954              $1,465,759                  $931,205
   Used vehicle sales...............................            1,003,759                 750,807                   510,192
   Parts and service sales..........................              306,089                 212,970                   139,144
   Other dealership revenues, net...................              110,344                  78,788                    49,516
                                                        ----------------------- ------------------------  -----------------------
      Total revenues................................            3,586,146               2,508,324                 1,630,057

COST OF SALES:
   New vehicle sales................................            1,996,264               1,344,120                   857,109
   Used vehicle sales...............................              923,819                 691,499                   471,910
   Parts and service sales..........................              138,626                  96,348                    64,528
                                                        ----------------------- ------------------------  -----------------------
      Total cost of sales...........................            3,058,709               2,131,967                 1,393,547
                                                        ----------------------- ------------------------  -----------------------

GROSS PROFIT........................................              527,437                 376,357                   236,510

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES..........................              393,679                 279,791                   178,038
                                                        ----------------------- ------------------------  -----------------------


      Income from operations before non-cash charges              133,758                  96,566                    58,472

DEPRECIATION EXPENSE................................                7,587                   4,853                     3,783
AMORTIZATION EXPENSE................................                8,451                   5,763                     2,643
                                                        ----------------------- ------------------------  -----------------------


      Income from operations........................              117,720                  85,950                    52,046

OTHER INCOME AND (EXPENSES):
    Floorplan interest expense, before manufacturer
     interest assistance............................              (37,536)                (20,395)                  (12,837)
    Other interest expense, net.....................              (15,500)                (10,052)                   (4,027)
    Other income, net...............................                1,142                     186                        39
                                                        ----------------------- ------------------------  -----------------------

INCOME BEFORE INCOME TAXES..........................               65,826                  55,689                    35,221

PROVISION FOR INCOME TAXES..........................               25,014                  22,174                    14,502
                                                        ----------------------- ------------------------  -----------------------

NET INCOME..........................................              $40,812                 $33,515                   $20,719
                                                        ======================= ========================  =======================

Earnings per share:
   Basic............................................                $1.91                   $1.62                     $1.20
   Diluted..........................................                $1.88                   $1.55                     $1.16
Weighted average shares outstanding:
   Basic............................................           21,377,902              20,683,308                17,281,165
   Diluted..........................................           21,709,833              21,558,920                17,904,878


        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             COMMON STOCK           ADDITIONAL         RETAINED         TREASURY
                                     ---------------------------     PAID-IN           EARNINGS
                                        SHARES          AMOUNT       CAPITAL           (DEFICIT)         STOCK           TOTAL
                                     ------------    -----------  ---------------  ---------------   ------------   -------------
                                                                      (dollars in thousands)
BALANCE, December 31, 1997.........   14,673,051        $147         $91,846            $(2,529)            $(92)       $89,372
   Net income......................            -           -               -             20,719                -         20,719
   Issuance of common
    stock in acquisitions..........    3,516,805          35          26,770                  -                -         26,805
   Proceeds from sales of common
     stock under employee benefit
     plans.........................      234,650           1           2,063                  -                -          2,064
   Issuance of treasury stock to
     employee benefit
     Plan..........................     (156,991)          -          (2,210)                 -            2,210              -
   Purchase of treasury
     Stock.........................            -           -               -                  -           (2,776)        (2,776)
                                     -------------  -----------   ---------------  ---------------   ------------   -------------
BALANCE, December 31, 1998.........   18,267,515         183         118,469             18,190             (658)       136,184
   Net income......................           -            -               -             33,515                -         33,515
   Common stock offering, net......    2,000,000          20          42,866                  -                -         42,886
   Issuance of common
     stock in acquisitions.........    1,459,852          15          21,069                  -                -         21,084
   Proceeds from sales of common
     stock under employee benefit
     plans.........................      322,195           3           4,195                  -                -          4,198
   Issuance of treasury stock to
     employee benefit
     plan..........................     (248,195)         (3)         (5,201)                 -            5,204              -
   Purchase of treasury
     stock.........................            -           -               -                  -           (5,838)        (5,838)
                                     -------------  -----------   ---------------  ---------------   ------------   -------------
BALANCE, December 31, 1999.........   21,801,367         218         181,398             51,705           (1,292)       232,029
   Net income......................           -            -               -             40,812              -           40,812
   Issuance of common
     stock in acquisitions.........      633,888           6           6,223                  -                -          6,229
   Proceeds from sales of common
     stock under employee benefit
     plans.........................      413,004           4           3,680                  -                -          3,684
   Issuance of treasury stock to
     employee benefit
     plan..........................     (341,004)         (3)         (4,510)                 -            4,513              -
   Purchase of treasury
     stock.........................            -           -               -                  -          (35,338)       (35,338)
   Cancellation of treasury stock
     purchased......................  (1,247,028)        (12)        (16,108)                 -           16,120              -
                                     -------------  -----------   ---------------  ---------------   ------------   -------------
BALANCE, December 31, 2000.........   21,260,227        $213        $170,683            $92,517         $(15,997)      $247,416
                                     =============  ===========   ===============  ===============   ============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------------
                                                                              2000                1999                 1998
                                                                        -----------------   -----------------    -----------------
                                                                                         (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................           $40,812             $33,515             $20,719

   Adjustments to reconcile net income to net
      cash provided by operating activities __
      Depreciation and amortization.................................            16,038              10,616               6,426
      Deferred income taxes.........................................             6,370               4,011              (4,201)
      Provision for doubtful accounts and uncollectible notes.......             1,176               1,153                 356
      Gain on sale of assets........................................               (87)                (53)               (115)
      Gain on sale of franchise.....................................            (1,048)                 __                  __
      Changes in assets and liabilities -
        Accounts receivable.........................................            (1,930)             (4,717)             (4,544)
        Inventories.................................................           (78,480)            (49,079)                 44
        Prepaid expenses and other assets...........................            (2,167)             (3,487)             (2,661)
        Floorplan notes payable.....................................           113,424              68,584              (1,730)
        Accounts payable and accrued expenses.......................             1,484              12,681               9,983
                                                                        -----------------   -----------------    -----------------
        Total adjustments...........................................            54,780              39,709               3,558
                                                                        -----------------   -----------------    -----------------
           Net cash provided by operating activities................            95,592              73,224              24,277
                                                                        -----------------   -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in notes receivable..................................            (2,933)             (2,452)             (2,276)
      Collections on notes receivable...............................             1,413               1,040               1,630
      Purchases of property and equipment...........................           (17,252)            (27,382)             (9,695)
      Proceeds from sale of property and equipment..................             1,371              11,705              20,238
      Proceeds from sales of franchises.............................             9,700                  __                  __
      Cash paid in acquisitions, net of cash received...............           (65,067)           (109,855)            (68,122)
                                                                        -----------------   -----------------    -----------------
           Net cash used in investing activities....................           (72,768)           (126,944)            (58,225)
                                                                        -----------------   -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (payments) on revolving credit facility........            25,250             (32,000)             75,523
      Principal payments of long-term debt..........................            (6,321)             (3,610)            (10,001)
      Borrowings of long-term debt..................................             1,098               5,684                 490
      Proceeds from common stock offering, net......................                __              42,886                 __
      Proceeds from senior subordinated notes offering, net.........                __              94,781                 __
      Purchase of senior subordinated notes.........................            (3,587)                 __                 __
      Proceeds from issuance of common stock to benefit plans.......             3,684               4,198               2,063
      Purchase of treasury stock, net of payables for purchases.....           (20,894)             (5,838)             (2,776)
                                                                        -----------------   -----------------    -----------------
           Net cash provided by (used in) financing activities......              (770)            106,101              65,299
                                                                        -----------------   -----------------    -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................            22,054              52,381              31,351

CASH AND CASH EQUIVALENTS, beginning of period......................           118,824              66,443              35,092
                                                                        -----------------   -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period............................          $140,878            $118,824             $66,443
                                                                        =================   =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for -
      Interest......................................................           $53,226             $27,156             $15,218
      Taxes.........................................................           $19,150             $22,812             $17,832

        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION:

           Group 1 Automotive, Inc. is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with its primary operations and assets being its investments in its subsidiaries. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites, provide maintenance and repair services and arrange vehicle finance, service and insurance contracts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the "Company" or "Group 1".


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           Basis of Presentation

           All acquisitions completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. All significant intercompany balances and transactions have been eliminated in consolidation.

           Revenue Recognition

           Revenues from vehicle sales, parts sales and vehicle service are recognized upon completion of the sale and delivery to the customer.

           Finance, Insurance and Service Contract Income Recognition

           The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers over predetermined financing rates set by the financing institution. In addition, the Company receives commissions from the sale of vehicle service contracts to customers.

           The Company may be charged back ("chargebacks") for unearned financing fees or vehicle service contract commissions in the event of early termination of the contracts by customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. Finance and vehicle service contract revenues, net of estimated chargebacks, are included in other dealership revenue in the accompanying consolidated financial statements.

           The Company has consolidated the operations of its reinsurance company, effective January 1, 2000. The Company reinsures the credit life and accident and health policies sold by its dealerships. All of the revenues and related direct cost from the sales of these policies are deferred and recognized over the life of the policies, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 60.

           Cash and Cash Equivalents

           Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase, as well as contracts-in-transit. Contracts-in-transit represent contracts on vehicles sold, for which the proceeds are in transit from financing institutions. As of December 31, 2000 and 1999, contracts-in-transit totaled $117.6 and $91.7 million, respectively.

           Inventories

           New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific-unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company receives interest assistance from various of the automobile manufacturers. The assistance is accounted for as a purchase discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold.

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

           Goodwill

           Goodwill represents the excess of the purchase price of dealerships acquired over the fair value of tangible assets acquired at the date of acquisition. Goodwill is amortized on a straight-line basis over 40 years. Amortization expense charged to operations totaled approximately $6.7, $4.5, and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated amortization totaled approximately $13.7 and $7.0 million as of December 31, 2000 and 1999, respectively.

           Income Taxes

           The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

           Self-Insured Medical and Property/Casualty Plans

           The Company is self-insured for a portion of the claims related to its employee medical benefits and property/casualty insurance programs. Claims, not subject to stop-loss insurance, are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions and the Company's historical claims experience.

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

           Advertising

           The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999, and 1998 totaled $38.1, $25.9 and $16.8 million, respectively.

           Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements relate to reserves

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for vehicle valuations, retail loan guarantees and future chargebacks on finance and service contract income. Actual results could differ from those estimates.

           Statements of Cash Flows

           For purposes of the statements of cash flows, cash and cash equivalents include contracts-in-transit, which are typically collected within 15 days. Additionally, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the statements of cash flows.

           Earnings Per Share

           SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2000, 1999 and 1998:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------------------
                                                                                 2000                  1999              1998
                                                                           ------------------     -------------     ---------------
Common stock issued, beginning of period.................................        21,801,367        18,267,515        14,673,051
    Weighted average common stock issued in offerings....................                 -         1,664,049                 -
    Weighted average common stock issued in acquisitions.................           633,888           739,071         2,591,834
    Weighted average common stock issued to employee stock purchase plan.           208,202           128,757            90,123
    Weighted average common stock issued in stock option exercises.......            14,191            32,978            15,953
    Less: Weighted average treasury shares purchased and weighted
       average shares repurchased and cancelled..........................        (1,279,747)         (149,062)          (89,796)
                                                                           ------------------     -------------     ---------------
Shares used in computing basic earnings per share........................        21,377,902        20,683,308        17,281,165
    Dilutive effect of stock options, net of assumed repurchase of
       treasury stock....................................................           331,931           875,612           623,713
                                                                           ------------------     -------------     ---------------
Shares used in computing diluted earnings per share......................        21,709,833        21,558,920        17,904,878
                                                                           ==================     =============     ===============

           Recent Accounting Pronouncements

           In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 137 amended the effective date to be for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 138, issued in June 2000, addresses a limited number of issues that were causing implementation difficulties for numerous entities applying SFAS No. 133. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". SAB No. 101 is effective for years beginning after December 31, 1999, and provides guidance related to recognizing revenue in circumstances where no specific accounting standards exist. Adoption of SAB No. 101 did not have a material impact on the Company's revenue recognition policies.

           Business Segment Information

           The Company, through its operating companies, operates in the automotive retailing industry. All of the operating companies sell new and used vehicles, provide maintenance and repair services, sell replacement parts and arrange vehicle financing, service and insurance contracts. For the reasons discussed below, all of our operating companies represent one reportable segment under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company's reportable segment.

           The Company's operating companies deliver the same products and services to a common customer group. The Company's customers, generally, are individuals. All of the operating companies, generally, follow the same procedures and methods in managing their operations. Each operating company also operates in a similar regulatory environment. The Company's management evaluates performance and allocates resources based on the operating results of the individual operating companies.


3.    BUSINESS COMBINATIONS:

           During 2000, the Company acquired 16 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired, and satisfying certain contingent acquisition payment arrangements from previous transactions included approximately $65.1 million in cash, net of cash received, $6.8 million of acquisition payments payable, the issuance of approximately 630,000 shares of restricted/unregistered common stock, the assumption of an estimated $59.8 million of inventory financing and the assumption of approximately $11.1 million of notes payable. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $64.3 million of goodwill, which is being amortized over 40 years.

           During 1999, the Company acquired 32 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired, and satisfying certain contingent acquisition payment arrangements from previous transactions included approximately $109.9 million in cash, net of cash received, approximately 1.5 million shares of common stock and the assumption of an estimated $101.5 million of inventory financing and approximately $500,000 of notes payable. The purchase price allocations resulted in recording approximately $116.2 million of goodwill, which is being amortized over 40 years.

           During 1998, the Company acquired 33 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired, included approximately $68.1 million in cash, net of cash received, approximately 3.5 million shares of common stock and the assumption of an estimated $103.1 million in inventory financing and $2.9 million of mortgage financing. The purchase price allocations resulted in recording approximately $98.7 million of goodwill, which is being amortized over 40 years.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The following pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions completed before December 31, 2000, assuming that they occurred on January 1, 1999, (2) the completion of our March 1999 offerings of two million shares of common stock and $100 million of senior subordinated notes, assuming they occurred on January 1, 1999, and (3) certain pro forma adjustments discussed below.

                                                          2000                     1999
                                                   ----------------------   -----------------
                                                      (in millions, except per share amounts)
                                                                    (unaudited)
Revenues ................................                  $3,783.3                $3,566.0
Gross profit ............................                     551.3                   514.7
Income from operations ..................                     121.3                   117.3
Net income ..............................                      40.4                    42.6
Basic earnings per share ................                      1.89                    1.90
Diluted earnings per share ..............                      1.86                    1.83

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


4.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

           Accounts and notes receivable consist of the following:

                                                                           DECEMBER 31,
                                                           ----------------------------------------------
                                                                  2000                        1999
                                                           --------------------         -----------------
                                                                          (in thousands)
Amounts due from manufacturers........................             $19,882                    $17,189
Parts and service receivables.........................               9,446                      6,786
Due from finance companies............................               6,196                      6,177
Other.................................................               6,920                      6,783
                                                           --------------------         -----------------
    Total accounts and notes receivable...............              42,444                     36,935
Less - Allowance for doubtful accounts................              (2,735)                    (1,639)
                                                           --------------------         -----------------
    Accounts and notes receivable, net................             $39,709                    $35,296
                                                           ====================         =================

        Inventories, net of valuation reserves, consist of the following:

                                                                              DECEMBER 31,
                                                             -----------------------------------------------
                                                                    2000                       1999
                                                             -------------------        --------------------
                                                                              (in thousands)
New vehicles...........................................              $420,541                   $286,815
Used vehicles..........................................                69,656                     68,287
Rental vehicles........................................                11,513                     11,115
Parts, accessories and other...........................                25,391                     20,038
                                                             --------------------       ---------------------
    Total inventories..................................              $527,101                   $386,255
                                                             ====================       =====================

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT:

           Property and equipment consist of the following:


                                                    ESTIMATED USEFUL                         DECEMBER 31,
                                                          LIVES             ----------------------------------------------
                                                        IN YEARS                  2000                       1999
                                                   --------------------     ------------------      ----------------------
                                                                                           (in thousands)
      Land.......................................           -                      $16,285                     $5,985
      Buildings..................................       30 to 40                    13,862                      7,701
      Leasehold improvements.....................        7 to 15                    10,835                     10,586
      Machinery and equipment....................        3 to 7                     24,039                     16,480
      Furniture and fixtures.....................        5 to 7                     20,208                     13,958
      Company vehicles...........................           5                        3,510                      2,596
                                                                            ------------------      ----------------------
         Total   ................................                                   88,739                     57,306
      Less -- Accumulated depreciation...........                                  (17,838)                   (10,595)
                                                                            ------------------      ----------------------
         Property and equipment, net.............                                  $70,901                    $46,711
                                                                            ==================      ======================

6.    FLOORPLAN NOTES PAYABLE:

           Floorplan notes payable reflect amounts payable for the purchase of specific vehicle inventory and consist of the following:

                                                                            DECEMBER 31,
                                                           ------------------------------------------------
                                                                  2000                        1999
                                                           --------------------       ---------------------
                                                                            (in thousands)
New vehicles.........................................             $484,108                  $320,058
Used vehicles........................................               40,908                    32,719
Rental vehicles......................................               11,691                    10,712
                                                           --------------------       ---------------------
           Total floorplan notes payable.............             $536,707                  $363,489
                                                           ====================       =====================

           The Company obtains its floorplan financing through its Revolving Credit Agreement with a lending group (the "Credit Facility"). The lending group making up the Credit Facility is comprised of 15 major financial institutions, including five manufacturer captive finance companies. The manufacturer captive finance companies include Ford Motor Credit Company, Toyota Motor Credit Company, BMW Financial Services, N.A., Inc., Chrysler Financial Company, L.L.C. and Mercedes Benz Credit Corporation. The maturity date of the Credit Facility is December 31, 2003. The notes payable bear interest at the London Interbank Offered Rate ("LIBOR") plus 112.5 basis points. As discussed more fully in Note 1, the Company receives interest assistance from various automobile manufacturers. The assistance, generally, equals approximately 80% to 90% of the Company's floorplan notes payable interest expense.


           As of December 31, 2000 and 1999, the interest rate on floorplan notes payable outstanding was 7.97% and 7.72%, respectively. The floorplan arrangement permits the Company to borrow up to $702 million, dependent upon new and used vehicle inventory levels. As of December 31, 2000, total available borrowings under floorplan agreements were approximately $165 million.


           Vehicle payments on the notes are due when the related vehicles are sold. The notes are collateralized by substantially all of the inventories of the Company.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.         LONG-TERM DEBT:

                                                                                       DECEMBER 31,
                                                                          ---------------------------------------
                                                                                2000                  1999
                                                                          -----------------     -----------------
                                                                                      (in thousands)
       Credit Facility (described below).............................           $35,250                $10,000
       Real estate note payable, maturing June 2018, bearing interest
          at 9.01%, with a monthly payment of $54,023................             5,699                     __
       Note payable, maturing June 2013, bearing interest at 8.89%,
          with a monthly payment of $36,774 .........................             3,321                     __
       Related party notes payable, maturing in November 2007, bearing
          interest at LIBOR plus 400 basis points....................                __                  3,835
       Other notes payable, maturing in varying amounts through
          February 2006 with a weighted average interest rate of 8.63%            3,185                  2,526
                                                                          -----------------     -----------------
       Total long-term debt..........................................            47,455                 16,361
          Less - Current portion.....................................            (1,506)                (1,076)
                                                                          -----------------     -----------------
       Long-term portion.............................................           $45,949                $15,285
                                                                          =================     =================

           In addition to floorplan notes payable, the Credit Facility provides an acquisition line of credit of up to $198 million, for the financing of acquisitions, general corporate purposes or capital expenditures. The amount of funds available under the acquisition line is dependent upon a calculation based on the Company's cash flow and maintaining certain financial ratios. The acquisition line of credit of the Credit Facility bears interest based on the LIBOR plus a margin varying from 175 to 325 basis points, dependent upon certain financial ratios. Additionally, the loan agreement contains various covenants including financial ratios, such as, fixed-charge coverage, interest coverage and a minimum net worth requirement, among others, and other requirements, which must be maintained by the Company. As of December 31, 2000, the Company was in compliance with the requirements of the debt agreement. The agreement allows 33% of net income to be paid as cash dividends. The interest rate on borrowings under the acquisition line of credit of the Credit Facility was 8.70% and 8.21%, at December 31, 2000 and 1999, respectively. Land, buildings or other assets secure all of the notes payable.

           Total interest incurred on long-term debt was approximately $5.7, $2.4 and $4.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, which included approximately $352,000 and $592,000 of capitalized interest in 2000 and 1999, respectively.

           The aggregate maturities of long-term debt as of December 31, 2000, were as follows (in thousands):

                        2001 ..........................            $1,506
                        2002 ..........................             1,685
                        2003...........................            36,003
                        2004 ..........................               493
                        2005 ..........................               492
                        Thereafter.....................             7,276
                                                         -----------------------
                          Total long-term debt........            $47,455
                                                         =======================

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    SENIOR SUBORDINATED NOTES

           The Company completed the offering of $100 million of its 10 7/8% Senior Subordinated Notes due 2009 (the "Notes") on March 5, 1999. The Notes pay interest semi-annually on March 1 and September 1, each year. Before March 1, 2002, the Company may redeem up to $35 million of the Notes with the proceeds of certain public offerings of common stock at a redemption price of 110.875% of the principal amount plus accrued interest to the redemption date. Additionally, the Company may redeem all or part of the Notes at redemption prices of 105.438%, 103.625%, 101.813% and 100.000% of the principal amount plus accrued interest during the twelve-month periods beginning March 1, of 2004, 2005, 2006, and 2007 and thereafter, respectively. The Notes are jointly and severally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company (the "Subsidiary Guarantors"), other than certain minor subsidiaries. All of the Subsidiary Guarantors are wholly-owned subsidiaries of the Company. Certain manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company.

           Total interest expense on the senior subordinated notes for the years ended December 31, 2000 and 1999, was approximately $10.7 million and $9.1 million, respectively.


9.    CAPITAL STOCK AND STOCK OPTIONS:

           In 1996, Group 1 adopted the 1996 Stock Incentive Plan (the "Plan"), which provides for the granting or awarding of stock options, stock appreciation rights and restricted stock to officers and other key employees and directors. The number of shares authorized and reserved for issuance under the Plan is 4.5 million shares, of which 757,498 are available for future issuance as of December 31, 2000. In general, the terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. All outstanding options are exercisable over a period not to exceed 10 years and vest over three- to six-year periods.

           The following table summarizes the Company's outstanding stock options:

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                  NUMBER             EXERCISE PRICE
                                                              ----------------     --------------------
Options outstanding, December 31, 1997.....................      1,247,450                $7.88
   Grants (exercise prices between $12.00 and $17.88 per
     share)................................................        780,850                16.16
   Exercised...............................................        (49,973)                3.13
   Forfeited...............................................        (99,648)               13.27
                                                              ----------------     -------------------
Options outstanding, December 31, 1998.....................      1,878,679                11.15
   Grants (exercise prices between $16.47 and $24.72 per
     share)................................................      1,015,850                19.64
   Exercised...............................................        (75,600)                3.09
   Forfeited...............................................        (76,425)               13.42
                                                              ----------------     -------------------
Options outstanding, December 31, 1999.....................      2,742,504                14.45
   Grants (exercise prices between $9.38 and $12.29 per
     share)................................................      1,137,050                11.00
   Exercised...............................................        (74,800)                3.24
   Forfeited...............................................       (262,625)               17.39
                                                              ----------------     -------------------
Options outstanding, December 31, 2000.....................      3,542,129               $13.34
                                                              ================     ===================

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           At December 31, 2000, 1999 and 1998, 799,111, 448,544 and 208,460
options, respectively, were exercisable at weighted average exercise prices of $11.88, $9.86 and $7.35, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2000, 1999 and 1998 is $7.34, $13.40 and $9.18, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average information used in determining the fair value of the options granted during the years ended December 31, 2000, 1999 and 1998:


                                                            2000                 1999                   1998
                                                            ----                 ----                   ----
Weighted average risk-free interest rate..........          6.3%                 6.2%                   5.5%
Weighted average expected life of options.........        10 years             10 years               10 years
Weighted average expected volatility..............         46.4%                 47.4%                 42.8%
Weighted average expected dividends...............           --                   --                     --

           The following table summarizes information regarding stock options outstanding as of December 31, 2000:

                                               OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                          --------------------------------------------------------------   ---------------------------------------
                                 NUMBER          WEIGHTED AVERAGE            WEIGHTED           NUMBER                WEIGHTED
        RANGE OF              OUTSTANDING           REMAINING                AVERAGE          EXERCISABLE              AVERAGE
    EXERCISE PRICES           AT 12/31/00        CONTRACTUAL LIFE         EXERCISE PRICE      AT 12/31/00          EXERCISE PRICE
----------------------    -------------------   -------------------    -----------------   ------------------    -----------------
         $2.90                     370,280             6.1 years               $2.90            175,280                 $2.90
    $9.00 to $13.99              1,652,249             8.6                     11.32            296,658                 12.02
    $14.00 to $19.99             1,284,350             8.2                     16.90            327,173                 16.55
    $20.00 to $25.00               235,250             8.3                     24.42              --                       --
                          -------------------   -------------------    -----------------   ------------------    -----------------
         TOTAL                   3,542,129             8.2                    $13.34            799,111                $11.88
                          ===================   ===================    =================   ==================    =================

           In September 1997, Group 1 adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan authorizes the issuance of up to 1 million shares of Common Stock and provides that no options may be granted under the Purchase Plan after June 30, 2007. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the "Option Period") during the term of the Purchase Plan, the employee contributions are used to acquire shares of Common Stock at 85% of the fair market value of the Common Stock on the first or the last day of the Option Period, whichever is lower. During 2000, 1999 and 1998, the Company issued 338,204, 246,595 and 184,677 shares, respectively, of Common Stock to employees participating in the Purchase Plan.

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Had compensation expense for the Plan been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                                2000                1999               1998
                                                           ----------------     --------------     -------------
                                                                 (in thousands, except per share amounts)
 Net income as reported..................................       $40,812              $33,515            $20,719
 Pro forma net income under SFAS 123.....................        37,496               31,254             19,519
 Pro forma basic earnings per share......................          1.75                 1.51               1.13
 Pro forma diluted earnings per share....................          1.73                 1.45               1.09




10.   OPERATING LEASES:

           The Company leases various facilities and equipment under long-term operating lease agreements, including leases with related parties. The third-party and related-party leases expire on various dates through December 2030 and, in general, have renewal or cancellation options, at the Company's option, at various times during the lease term.

           Future minimum lease payments for operating leases are as follows:

YEAR ENDED DECEMBER 31,                    RELATED PARTIES        THIRD PARTIES               TOTAL
---------------------------------------    -----------------    ------------------      ------------------
                                                                   (in thousands)
2001.................................             $6,553               $19,814                $26,367
2002.................................              6,553                19,431                 25,984
2003.................................              6,553                19,351                 25,904
2004.................................              6,541                19,004                 25,545
2005.................................              6,413                17,966                 24,379
Thereafter...........................             39,545               105,223                144,768
                                           -----------------    ------------------     -------------------
Total................................            $72,158              $200,789               $272,947
                                           =================    ==================     ===================

           Total rent expense under all operating leases, including operating leases with related parties, was approximately $28.3, $19.9 and $11.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Rental expense on related-party leases, which is included in the above amounts, totaled approximately $10.9, $9.6 and $8.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

11.   INCOME TAXES:

           Federal and state income taxes are as follows:

                                              DECEMBER 31,
                        ----------------------------------------------------------
                             2000                1999                 1998
                        ----------------    ----------------    ------------------
                                             (in thousands)
Federal -
   Current............       $17,731             $16,632            $15,478
   Deferred...........         5,163               2,360             (3,465)

State -
   Current............           913               1,531              3,225
   Deferred...........         1,207               1,651               (736)
                        ----------------    ----------------    ------------------
Provision for income
taxes................        $25,014             $22,174            $14,502
                        ================    ================    ==================

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 2000, 1999 and 1998 to income before income taxes as follows:

                                                                       DECEMBER 31,
                                            -----------------------------------------------------------------
                                                   2000                   1999                  1998
                                            --------------------    ------------------   --------------------
                                                                     (in thousands)
Provision at the statutory rate...........         $23,039                 $19,491              $12,327
Increase (decrease) resulting from -
   State income tax, net of benefit for
     federal deduction....................           1,326                   2,506                1,618
   Non-deductible portion of goodwill
     amortization.........................             691                     407                  339
   Other..................................             (42)                   (230)                 218
                                            --------------------    ------------------   --------------------
Provision for income taxes................         $25,014                 $22,174              $14,502
                                            ====================    ==================   ====================

           Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:


                                                                  DECEMBER 31,
                                                    -----------------------------------------
                                                          2000                   1999
                                                    ------------------    -------------------
                                                                 (in thousands)
Inventory (LIFO conversion)......................         $(2,950)               $(5,401)
Reserves and accruals not deductible until paid..          16,410                 18,702
Goodwill amortization............................          (7,072)                (3,311)
Depreciation expense.............................          (3,285)                (1,950)
Reinsurance operations...........................          (2,122)                    --
Other............................................          (1,988)                (2,638)
                                                    ------------------    -------------------
    Net deferred tax asset (liability)...........         $(1,007)                $5,402
                                                    ==================    ===================




    The net deferred tax assets (liabilities) are comprised of the following:

                                                                     DECEMBER 31,
                                                      ----------------------------------------
                                                            2000                   1999
                                                      ------------------    -------------------
                                                                   (in thousands)
   Deferred tax assets -
      Current......................................         $10,622               $12,956
      Long-term....................................          11,521                 8,114
   Deferred tax liabilities -
      Current......................................          (2,961)               (4,337)
      Long-term....................................         (20,189)              (11,331)
                                                      ------------------    -------------------
     Net deferred tax asset (liability)............         $(1,007)               $5,402
                                                      ==================    ===================

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   COMMITMENTS AND CONTINGENCIES:

           Legal Proceedings

           The Company is a defendant in several lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Company's financial position or results of operations. For example, we have been named as one of several defendants in a number of suits regarding deaths or injuries alleged to be attributable to tread separation of Firestone tires on Ford vehicles. While substantial damages have been sought in these suits, we believe that we have meritorious defenses and that we are entitled to seek indemnity from Ford or Bridgestone/Firestone, Inc. for any potential costs or liabilities associated with these suits.

13.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                   QUARTER                                              FULL
                                ------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,              FIRST               SECOND               THIRD               FOURTH                YEAR
------------------------------  ----------------     ----------------    ----------------     ----------------     ---------------
                                                              (in thousands, except per share data)
2000
----
Total revenues................      $859,911            $930,137               $954,957             $841,141           $3,586,146
Gross profit..................       125,350             135,697                138,985              127,405              527,437
Net income....................         9,013              11,929                 11,614                8,256               40,812
Basic earnings per share......          0.40                0.55                   0.54                 0.41                 1.91
Diluted earnings per share....          0.40                0.54                   0.54                 0.41                 1.88

1999
----
Total revenues................      $489,351            $625,399               $701,790             $691,784           $2,508,324
Gross profit..................        76,194              93,657                105,095              101,411              376,357
Net income....................         6,157               9,177                 10,519                7,662               33,515
Basic earnings per share......          0.33                0.44                   0.49                 0.36                 1.62
Diluted earnings per share....          0.31                0.42                   0.48                 0.35                 1.55

                                 EXHIBIT INDEX
                                 -------------

    EXHIBIT
     NUMBER                            DESCRIPTION
    -------                            -----------
       3.1     --   Restated Certificate of Incorporation of the Company (Incorporated by
                    reference to Exhibit 3.1 of the Company's Registration
                    Statement on Form S-1 Registration No. 333-29893).
       3.2     --   Certificate of Designation of Series A Junior Participating Preferred
                    Stock (Incorporated by reference to Exhibit 3.2 of the
                    Company's Registration Statement on Form S-1 Registration No. 333-29893).
       3.3     --   Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the
                    Company's Registration Statement on Form S-1 Registration No. 333-29893).
       4.1     --   Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's
                    Registration Statement on Form S-1 Registration No. 333-29893).
       4.2     --   Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 of the Company's
                    Registration Statement on Form S-3 Registration No. 333-69693).
       4.3     --   Form of Subordinated Debt Securities (included in Exhibit 4.2).
       4.4     --   First Supplemental Indenture dated as of March 5, 1999 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and IBJ Whitehall Bank & Trust Company
                    (Incorporated by reference to Exhibit 4.1 of the Company's current report of Form 8-K dated March 5, 1999).
       4.5     --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009 (included in Exhibit 4.4).
      10.1     --   Employment Agreement between the Company and B.B. Hollingsworth, Jr. dated November 3, 1997
                    (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for
                    the year-ended December 31, 1997).
      10.2     --   Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997
                    (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K
                    for the year-ended December 31, 1997).
      10.3     --   Consulting Agreement between the Company and Sterling B. McCall, Jr. dated November 4, 1999
                    (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for
                    the year-ended December 31, 1999).
      10.4     --   Employment Agreement between the Company and Charles M. Smith dated November 3, 1997
                    (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for
                    the year-ended December 31, 1997).
      10.5     --   Employment Agreement between the Company and John T. Turner dated November 3, 1997
                    (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for
                    the year-ended December 31, 1997).
      10.6     --   Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997
                    (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for
                    the year-ended December 31, 1997).
      10.7     --   1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company's
                    Registration Statement on Form S-1 Registration No. 333-29893).
      10.8     --   First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
      10.9     --   Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by
                    reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
      10.10    --   Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to
                    Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
      10.11    --   Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
      10.12    --   Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate (Incorporated by
                    reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
      10.13    --   Lease Agreement between Mike Smith Autoplaza and Olds-Honda Realty (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
      10.14    --   Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C.,
                    as rights agent dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's
                    Registration Statement on Form S-1 Registration No. 333-29893).
      10.15    --   1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company's
                    Registration Statement on Form S-1 Registration No. 333-29893).
      10.16    --   Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc. (Incorporated
                    by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1
                    Registration No. 333-29893).

    EXHIBIT
     NUMBER                                 DESCRIPTION
    ---------                               -----------
      10.17    --   Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service
                    Agreement (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement
                    on Form S-1 Registration No. 333-29893).
      10.18    --   Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc.
                    dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's Registration
                    Statement on Form S-1 Registration No. 333-29893).
      10.19    --   Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated
                    April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement
                    on Form S-1 Registration No. 333-29893).
      10.20    --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc.
                    dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration
                    Statement on Form S-1 Registration No. 333-29893.
      10.21    --   Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by
                    reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).
      10.22    --   Fourth Amended and Restated Revolving Credit Agreement, dated as of October 15, 1999, and
                    Effective as of November 1, 1999 (Incorporated by reference to Exhibit 10.1 of the Company's
                    Current Report on Form 8-K dated October 29, 1999).
      10.23    --   Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of March 7, 2000.
      10.24    --   Second Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of May 22, 2000.
      10.25    --   Third Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of December 1, 2000.
      10.26    --   Stock Pledge Agreement dated December 19, 1997 (Incorporated by reference to Exhibit 10.54 of the
                    Company's Annual Report on Form 10-K for the year-ended December 31, 1997).
      10.27    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by
                    reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).
      10.28    --   Employment Agreement between the Company and Johns S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year-ended
                    December 31, 1998).
      10.29    --   Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).
      10.30    --   Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).
      10.31    --   Second Amendment to the 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 14, 1999).
      10.32    --   Group 1 Automotive, Inc. Deferred Compensation Plan effective November 10, 1999  (Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year-ended December
                    31, 1999).
      11.1     --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.
      21.1     --   Group 1 Automotive, Inc. Subsidiary List.
      23.1     --   Consent of Arthur Andersen LLP.
      27.1     --   Financial Data Schedule.