Form 10-Q
period 2001-03-31
GROUP 1 AUTOMOTIVE INC
filed 2001-05-15
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                                 (713) 647-5700
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Title                                  Outstanding
                -----                                  -----------
      Common stock, par value $.01                     19,481,283

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2001             2000
                                                               -------------    -------------
                                                                (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $     144,893    $     140,878
  Accounts and notes receivable, net                                  38,232           39,709
  Inventories, net                                                   511,060          527,101
  Deferred income taxes                                                7,690            7,661
  Other assets                                                         3,999            5,190
                                                               -------------    -------------
         Total current assets                                        705,874          720,539
                                                               -------------    -------------

PROPERTY AND EQUIPMENT, net                                           71,307           70,901
GOODWILL, net                                                        281,245          285,892
OTHER ASSETS                                                          22,471           22,221
                                                               -------------    -------------
         Total assets                                          $   1,080,897    $   1,099,553
                                                               =============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable                                      $     498,192    $     536,707
  Current maturities of long-term debt                                 1,266            1,506
  Accounts payable                                                    70,349           57,872
  Accrued expenses                                                    52,194           69,685
                                                               -------------    -------------
         Total current liabilities                                   622,001          665,770
                                                               -------------    -------------

DEBT, net of current maturities                                       65,555           45,949
SENIOR SUBORDINATED NOTES                                             94,481           94,444
DEFERRED INCOME TAXES                                                  9,449            8,668
OTHER LIABILITIES                                                     36,967           37,306

STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding                                                 --               --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 19,716,069 and 21,260,227 issued                         197              213
  Additional paid-in capital                                         153,291          170,683
  Retained earnings                                                  101,838           92,517
  Treasury stock, at cost, 294,004 and 1,494,488 shares               (2,882)         (15,997)
                                                               -------------    -------------
         Total stockholders' equity                                  252,444          247,416
                                                               -------------    -------------
         Total liabilities and stockholders' equity            $   1,080,897    $   1,099,553
                                                               =============    =============



The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------------
                                                                          2001               2000
                                                                    ---------------    ---------------
REVENUES:
  New vehicle                                                       $       537,442    $       511,417
  Used vehicle                                                              274,658            249,697
  Parts and service                                                          84,771             72,844
  Other dealership revenues, net                                             31,993             25,953
                                                                    ---------------    ---------------
         Total revenues                                                     928,864            859,911

COST OF SALES:
  New vehicle                                                               498,072            471,807
  Used vehicle                                                              250,835            229,625
  Parts and service                                                          38,029             33,129
                                                                    ---------------    ---------------
         Total cost of sales                                                786,936            734,561

GROSS PROFIT                                                                141,928            125,350

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                                  109,195             95,820
                                                                    ---------------    ---------------

     Income from operations before non-cash charges                          32,733             29,530

DEPRECIATION EXPENSE                                                          1,961              1,750

AMORTIZATION EXPENSE                                                          2,270              2,011
                                                                    ---------------    ---------------

         Income from operations                                              28,502             25,769

OTHER INCOME AND EXPENSES:
  Floorplan interest expense                                                 (9,307)            (8,373)
  Other interest expense, net                                                (4,200)            (3,883)
  Other income, net                                                              38              1,024
                                                                    ---------------    ---------------

INCOME BEFORE INCOME TAXES                                                   15,033             14,537

PROVISION FOR INCOME TAXES                                                    5,712              5,524
                                                                    ---------------    ---------------


NET INCOME                                                          $         9,321    $         9,013
                                                                    ===============    ===============


Earnings per share:
  Basic                                                             $          0.47    $          0.40
  Diluted                                                           $          0.47    $          0.40

Weighted average shares outstanding:
  Basic                                                                  19,691,449         22,384,332
  Diluted                                                                20,006,717         22,781,689



The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------
                                                                                  2001              2000
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $       9,321    $       9,013
   Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation and amortization                                                     4,231            3,761
    Deferred income taxes                                                               104              311
    Provision for doubtful accounts and uncollectible notes                             170              356
    (Gain) Loss on sale of assets                                                       (21)              17
    Gain on sale of franchise                                                            --           (1,048)
    Changes in assets and liabilities:
      Accounts receivable                                                             1,731             (688)
      Inventories                                                                     3,142          (33,009)
      Other assets                                                                      471              355
      Floorplan notes payable                                                       (25,826)          31,271
      Accounts payable and accrued expenses                                           9,702            4,543
                                                                              -------------    -------------
          Total adjustments                                                          (6,296)           5,869
                                                                              -------------    -------------
                  Net cash provided by operating activities                           3,025           14,882
                                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable                                                        (918)            (914)
   Collections on notes receivable                                                      292              460
   Purchases of property and equipment                                               (3,111)          (4,760)
   Proceeds from sales of property and equipment                                        125              443
   Proceeds from sales of franchises                                                  3,973            9,700
   Cash paid in acquisitions, net of cash received                                       --          (37,490)
                                                                              -------------    -------------
                  Net cash provided (used) by investing activities                      361          (32,561)
                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on acquisition tranche of
     revolving credit facility                                                       19,750           21,000
   Principal payments of long-term debt                                                (405)            (485)
   Borrowings of long-term debt                                                          21              489
   Purchase of senior subordinated notes                                                 --             (957)
   Proceeds from issuance of common stock to benefit plans                              650              856
   Purchase of treasury stock                                                       (19,387)            (785)
                                                                              -------------    -------------
                  Net cash provided by financing activities                             629           20,118
                                                                              -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             4,015            2,439

CASH AND CASH EQUIVALENTS, beginning of period                                      140,878          118,824
                                                                              -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                      $     144,893    $     121,263
                                                                              =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest                                                             $      17,030    $      14,911
         Taxes                                                                $         713    $         140


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

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------
                                                                                             2001             2000
                                                                                        -------------    -------------
Common stock outstanding, beginning of period .......................................      21,260,227       21,801,367
  Weighted average common stock issued -
     Acquisitions ...................................................................              --          633,888
     Employee Stock Purchase Plan ...................................................          76,526           72,483
     Stock option exercises .........................................................           4,200               --
Less: Weighted average treasury shares purchased and weighted
   average shares repurchased and cancelled .........................................      (1,649,504)        (123,406)
                                                                                        -------------    -------------

Shares used in computing basic earnings per share ...................................      19,691,449
                                                                                                            22,384,332

  Dilutive effect of stock options, net of assumed repurchase of treasury stock .....         315,268          397,357
                                                                                        -------------    -------------

Shares used in computing diluted earnings per share .................................      20,006,717       22,781,689
                                                                                        =============    =============


4.   SENIOR SUBORDINATED NOTES:

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


OVERVIEW

         We are a leading operator in the automotive retailing industry. We own automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Colorado, Georgia, Louisiana and Massachusetts. Through our dealerships and Internet sites, we sell new and used cars and light trucks, and provide maintenance and repair services. We also operate 22 collision service centers.

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

         Our total gross margin varies as our merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, collision repair service sales and other dealership revenues) changes. Our gross margin on the sale of products and services generally varies significantly, with new vehicle sales generally resulting in the lowest gross margin and other dealership revenues generally resulting in the highest gross margin. When our new vehicle sales increase or decrease at a rate greater than our other revenue sources, our gross margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact our merchandise mix and, therefore, influence our gross margin.

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


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000


NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)                                                             INCREASE/          PERCENT
                                                      2001             2000          (DECREASE)         CHANGE
                                                 -------------    -------------    -------------     -------------
Retail unit sales ............................          20,726           20,779              (53)             (0.3)%
Retail sales revenues ........................   $     537,442    $     511,417    $      26,025               5.1%
Gross profit .................................   $      39,370    $      39,610    $        (240)             (0.6)%
Average gross profit per retail unit sold ....   $       1,900    $       1,906    $          (6)             (0.3)%
Gross margin .................................             7.3%             7.7%            (0.4)%

USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)                                                                                              PERCENT
                                                                   2001              2000           INCREASE           CHANGE
                                                               -------------    -------------    -------------       ----------
Retail unit sales ..........................................          16,500           14,651            1,849          12.6%
Retail sales revenues (1) ..................................   $     225,099    $     198,602    $      26,497          13.3%
Gross profit ...............................................   $      23,823    $      20,072    $       3,751          18.7%
Average gross profit per retail unit sold ..................   $       1,443    $       1,370    $          73           5.3%
Gross margin ...............................................            10.6%            10.1%             0.5%

----------

(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.


PARTS AND SERVICE DATA

(dollars in thousands)                                                                                                PERCENT
                                                                   2001             2000           INCREASE            CHANGE
                                                               -------------    -------------    -------------       -------------
Sales revenues .............................................   $      84,771    $      72,844     $     11,927          16.4%
Gross profit ...............................................   $      46,742    $      39,715     $      7,027          17.7%
Gross margin ...............................................            55.1%            54.5%            0.6%



OTHER DEALERSHIP REVENUES, NET


(dollars in thousands,
except per unit amounts)                                                                                              PERCENT
                                                                   2001             2000           INCREASE            CHANGE
                                                               -------------   -------------     -------------      -------------
Retail new and used unit sales .............................          37,226           35,430            1,796           5.1%
Retail sales revenues ......................................   $      31,993    $      25,953     $      6,040          23.3%
Other dealership revenues, net per
  retail unit sold .........................................   $         859    $         733     $        126          17.2%


SAME STORE REVENUES COMPARISON (2)

(dollars in thousands)
                                                                                                                      PERCENT
                                                                    2001           2000            INCREASE            CHANGE
                                                               -------------   -------------     -------------      -------------
New vehicle ................................................   $     502,935   $     498,247      $      4,688           0.9%
Used vehicle ...............................................         255,018         243,346            11,672           4.8%
Parts and service ..........................................          77,343          70,957             6,386           9.0%
Other dealership revenues, net .............................          29,980          24,306             5,674          23.3%
                                                               -------------   -------------      -------------       -------
                Total revenues .............................   $     865,276   $     836,856      $     28,420           3.4%


----------

(2) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000


         REVENUES. Revenues increased $69.0 million, or 8.0%, to $928.9 million for the three months ended March 31, 2001, from $859.9 million for the three months ended March 31, 2000. Our same store new vehicle retail unit sales declined 4.3% and was almost totally offset by sales at dealerships acquired since April 1, 2000. Although new vehicle unit sales were stable, new vehicle revenues increased as trucks, which have a higher average selling price than cars, and luxury vehicles became a greater percentage of our business and due to minor inflation in new vehicle prices. The growth in used vehicle revenues was primarily attributable to the additional dealership operations acquired and expanded operations in Denver, south Florida and Oklahoma. The increase in parts and service revenues was due to the additional dealership operations acquired, coupled with strong organic growth in the Houston, south Florida and Oklahoma markets. Other dealership revenues increased primarily due to increased sales training and a favorable interest rate environment.

         GROSS PROFIT. Gross profit increased $16.5 million, or 13.2%, to $141.9 million for the three months ended March 31, 2001, from $125.4 million for the three months ended March 31, 2000. The increase was attributable to increased revenues and an increase in gross margin from 14.6% for the three months ended March 31, 2000, to 15.3% for the three months ended March 31, 2001. The gross margin increased as lower margin new vehicle revenues decreased as a percentage of total revenues to 57.9% from 59.5%. The gross margin on new retail vehicle sales declined to 7.3% from 7.7%, due to aggressively marketing excess inventory and deferring recognition of certain incentives on Ford vehicles sold until the incentives are collected from Ford. The gross margin on retail used vehicle sales increased to 10.6% from 10.1% due primarily to increased focus on used vehicle sales in Oklahoma, New Mexico and Georgia.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13.4 million, or 14.0%, to $109.2 million for the three months ended March 31, 2001, from $95.8 million for the three months ended March 31, 2000. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses increased as a percentage of gross profit to 76.9% from 76.4% due primarily to increased compensation and advertising expenses as we moved aggressively to sell excess new vehicle inventory.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $1.2 million, or 9.8%, to $13.5 million for the three months ended March 31, 2001, from $12.3 million for the three months ended March 31, 2000. The increase was due to an increase in total debt outstanding. The increase in debt outstanding was primarily attributable to the floorplan borrowings of the additional dealership operations acquired, additional floorplan borrowings due to above target inventory levels resulting from a slow down in new vehicle sales and additional borrowings to complete share repurchases. Partially mitigating the increase in borrowings was a 42 basis point rate reduction of the average LIBOR.

         OTHER INCOME, NET. Other income, net, decreased $986,000 to $38,000 for the three months ended March 31, 2001, from $1,024,000 for the three months ended March 31, 2000. The difference is due primarily to a $1.0 million gain from the sale of a Chrysler franchise in Austin, Texas, during 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first three months of 2001 we generated cash flow from operations of approximately $3.0 million, a decrease of $11.9 million compared to the same period in the prior year. Cash flow from operations decreased as floorplan payoffs exceeded cash received from the reduction of inventories. This was due primarily to reducing excess new vehicle inventory, which is 100% financed by floorplan notes payable, while increasing used vehicle inventories which are only approximately 50% financed by floorplan notes payable. Excluding working capital changes, cash flows from operating activities increased $1.4 million over the prior year period.

         INVESTING ACTIVITIES. During the first three months of 2001 we obtained approximately $0.4 million from investing activities, primarily related to cash received from sales of franchises, net of cash used to purchase property and equipment. We paid $3.1 million for purchases of property and equipment, of which $1.9 million was used for the purchase of land and construction of facilities for new or expanded operations.

         FINANCING ACTIVITIES. During the first three months of 2001 we obtained approximately $0.6 million from financing activities, primarily from borrowings under our credit facility net of payments for purchases of treasury stock.

         WORKING CAPITAL. At March 31, 2001, we had working capital of $83.9 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowings under our credit facility to fund our current operations.


CREDIT FACILITY

         We have a $900 million credit facility, which matures in December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $198 million and, as of May 1, 2003, $152.5 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants.


CAPITAL EXPENDITURES

         Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. Expenditures relating to the construction or expansion of dealership facilities, generally, are driven by new franchises being awarded to us by a manufacturer or significant growth in sales at an existing facility. During 2001, we plan to invest approximately $10 million to expand six existing facilities and prepare three new facilities for operations.


ACQUISITION FINANCING

         We anticipate investing between $20 million and $30 million in completing tuck-in acquisitions during 2001. We expect the cash needed to complete our acquisitions will come from the operating cash flows of our existing dealerships and borrowings under our current credit facility.


STOCK REPURCHASE

         The board of directors has authorized us to repurchase a portion of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to spend approximately 33% of our cumulative net income to repurchase stock. During the first quarter of 2001, we repurchased approximately 420,000 shares for $4.9 million, excluding shares repurchased to fulfill obligations under our employee stock purchase plan. We anticipate, subject to market conditions, that we will spend approximately $7 million repurchasing stock during the remainder of 2001.

CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

         This annual report includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations, including those plans, goals, beliefs and expectations of our officers and directors with respect to, among other things:

         o        the completion of pending and future acquisitions

         o        operating cash flows and availability of capital

         o        future stock repurchases

         o        capital expenditures

         Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

         o the future economic environment, including consumer confidence, may affect the demand for new and used vehicles and parts and service sales

         o regulatory environment, adverse legislation, or unexpected litigation

         o our principal automobile manufacturers, especially Ford and Toyota, may not continue to enjoy high customer satisfaction with their products and they may not continue to support and make high-demand vehicles available to us

         o requirements imposed on us by our manufacturers may affect our acquisitions and capital expenditures related to our dealership facilities

         o our dealership operations may not perform at expected levels or achieve expected improvements

         o we may not achieve expected future cost savings and our future costs could be higher than we expected

         o available capital resources and various debt agreements may limit our ability to repurchase shares. Any repurchases of our stock may be made, from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions at such time and in such amounts, as we consider appropriate

         o available capital resources may limit our ability to complete acquisitions

         o available capital resources may limit our ability to complete construction of new or expanded facilities

         This information and additional factors that could affect our operating results and performance are described in our filings with the SEC. We urge you to carefully consider those factors.

         All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about our market sensitive financial instruments updates the information provided as of December 31, 2000, in our Annual Report on Form 10-K and constitutes a "forward-looking statement". Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading.

         Since December 31, 2000, our floorplan notes payable have decreased, primarily due to decreases in inventory levels. As of March 31, 2001, there was $55 million outstanding under the acquisition portion of the credit facility, a $20 million increase since December 31, 2000. Additionally, as at year-end, we have no interest rate swap positions outstanding.

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


                                  Group 1 Automotive, Inc.

May 15, 2001                      By: /s/ Scott L. Thompson
---------------                       -----------------------------------------
Date                                  Scott L. Thompson, Senior Vice President,
                                      Chief Financial Officer and Treasurer