Form 10-Q
period 2001-06-30
GROUP 1 AUTOMOTIVE INC
filed 2001-08-03
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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
Yes X  No
   ---    ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                       Outstanding
                    -----                       -----------

        Common stock, par value $.01             19,516,854

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2001            2000
                                                               ------------    ------------
                                                                (unaudited)

          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...............................   $    150,576    $    140,878
   Accounts and notes receivable, net ......................         42,729          39,709
   Inventories, net ........................................        491,742         527,101
   Deferred income taxes ...................................          9,188           7,661
   Other assets ............................................          4,184           5,190
                                                               ------------    ------------
            Total current assets ...........................        698,419         720,539
                                                               ------------    ------------

PROPERTY AND EQUIPMENT, net ................................         72,675          70,901
GOODWILL, net ..............................................        280,383         285,892
OTHER ASSETS ...............................................         24,429          22,221
                                                               ------------    ------------
            Total assets ...................................   $  1,075,906    $  1,099,553
                                                               ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable .................................   $    501,216    $    536,707
   Current maturities of long-term debt ....................          1,552           1,506
   Accounts payable ........................................         65,683          57,872
   Accrued expenses ........................................         71,133          69,685
                                                               ------------    ------------
            Total current liabilities ......................        639,584         665,770
                                                               ------------    ------------

DEBT, net of current maturities ............................         30,624          45,949
SENIOR SUBORDINATED NOTES ..................................         89,520          94,444
DEFERRED INCOME TAXES ......................................          9,853           8,668
OTHER LIABILITIES ..........................................         41,259          37,306

STOCKHOLDERS' EQUITY:
   Preferred stock, 1,000,000 shares authorized, none
     issued or outstanding .................................             --              --
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 19,698,782 and 21,260,227 issued ..........            197             213
   Additional paid-in capital ..............................        151,995         170,683
   Retained earnings .......................................        115,908          92,517
   Treasury stock, at cost, 256,586 and 1,494,488 shares ...         (3,034)        (15,997)
                                                               ------------    ------------
            Total stockholders' equity .....................        265,066         247,416
                                                               ------------    ------------
            Total liabilities and stockholders' equity .....   $  1,075,906    $  1,099,553
                                                               ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------

REVENUES:
   New vehicle .....................................   $    592,897    $    559,819    $  1,130,339    $  1,071,236
   Used vehicle ....................................        289,702         266,381         564,360         516,078
   Parts and service ...............................         88,910          75,223         173,681         148,067
   Other dealership revenues, net ..................         35,062          28,714          67,055          54,667
                                                       ------------    ------------    ------------    ------------
            Total revenues .........................      1,006,571         930,137       1,935,435       1,790,048

COST OF SALES:
   New vehicle .....................................        547,091         516,101       1,045,163         987,908
   Used vehicle ....................................        266,345         244,691         517,180         474,316
   Parts and service ...............................         39,314          33,648          77,343          66,777
                                                       ------------    ------------    ------------    ------------
            Total cost of sales ....................        852,750         794,440       1,639,686       1,529,001


GROSS PROFIT .......................................        153,821         135,697         295,749         261,047


SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ........................        115,303          99,028         224,498         194,848
                                                       ------------    ------------    ------------    ------------


            Income from operations before non-cash
              charges ..............................         38,518          36,669          71,251          66,199


DEPRECIATION EXPENSE ...............................          1,972           1,920           3,933           3,670

AMORTIZATION EXPENSE ...............................          2,281           2,127           4,551           4,138
                                                       ------------    ------------    ------------    ------------

            Income from operations .................         34,265          32,622          62,767          58,391


OTHER INCOME AND EXPENSES:
   Floorplan interest expense ......................         (7,830)         (9,582)        (17,137)        (17,955)
   Other interest expense, net .....................         (3,722)         (3,799)         (7,922)         (7,682)
   Other income (expense), net .....................            (18)             (1)             20           1,023
                                                       ------------    ------------    ------------    ------------


INCOME BEFORE INCOME TAXES .........................         22,695          19,240          37,728          33,777


PROVISION FOR INCOME TAXES .........................          8,625           7,311          14,337          12,835
                                                       ------------    ------------    ------------    ------------


NET INCOME .........................................   $     14,070    $     11,929    $     23,391    $     20,942
                                                       ============    ============    ============    ============


Earnings per share:
   Basic ...........................................   $       0.72    $       0.55    $       1.19    $       0.95
   Diluted .........................................   $       0.68    $       0.54    $       1.15    $       0.93

Weighted average shares outstanding:
   Basic ...........................................     19,479,775      21,846,856      19,585,027      22,115,594
   Diluted .........................................     20,719,924      22,230,813      20,365,291      22,506,251

        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             ----------------------------
                                                                                 2001            2000
                                                                             ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................................   $     23,391    $     20,942
    Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization .......................................          8,484           7,808
     Deferred income taxes ...............................................           (342)            536
     Provision for doubtful accounts and uncollectible notes .............            603             596
     Loss (Gain) on sale of assets .......................................            (28)             15
     Gain on sale of franchise ...........................................             --          (1,048)
     Changes in assets and liabilities:
        Accounts receivable ..............................................         (3,080)         (7,906)
        Inventories ......................................................         22,688         (44,606)
        Other assets .....................................................         (2,062)           (470)
        Floorplan notes payable ..........................................        (22,802)         27,233
        Accounts payable and accrued expenses ............................         27,249          11,286
                                                                             ------------    ------------
             Total adjustments ...........................................         30,710          (6,556)
                                                                             ------------    ------------
                       Net cash provided by operating activities .........         54,101          14,386
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable ..........................................         (1,496)         (1,452)
   Collections on notes receivable .......................................            568             834
   Purchases of property and equipment ...................................         (6,741)         (9,103)
   Proceeds from sales of property and equipment .........................            357             535
   Proceeds from sales of franchises .....................................          3,973           9,700
   Cash paid in acquisitions, net of cash received .......................           (600)        (37,490)
                                                                             ------------    ------------
                       Net cash used by investing activities .............         (3,939)        (36,976)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (payments) borrowings on acquisition tranche of
       revolving credit facility .........................................        (14,750)         32,000
   Principal payments of long-term debt ..................................           (683)           (742)
   Borrowings of long-term debt ..........................................            154             678
   Purchase of senior subordinated notes .................................         (5,000)           (957)
   Proceeds from issuance of common stock to benefit plans ...............          1,247           1,817
   Purchase of treasury stock ............................................        (21,432)        (14,611)
                                                                             ------------    ------------
                       Net cash provided (used) by financing activities...        (40,464)         18,185
                                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................          9,698          (4,405)

CASH AND CASH EQUIVALENTS, beginning of period ...........................        140,878         118,824
                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, end of period .................................   $    150,576    $    114,419
                                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for -
            Interest .....................................................   $     26,932    $     25,603
            Taxes ........................................................   $      1,954    $      9,644

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

         Recent Accounting Pronouncements

         In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued. SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method as the only acceptable method. The statement is effective beginning June 30, 2001. Management has reviewed the requirements of the statement and does not believe it will have a material impact on the financial position or results of operations of the Company.

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, and instead requiring, at least annually, an assessment for impairment by applying a fair-value based test. However, other identifiable intangible assets are to be separately recognized and amortized. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement will result in the elimination of approximately $7.4 million of goodwill amortization, annually, subsequent to December 31, 2001. Additionally, adoption could result in an impairment of goodwill, based on the new fair-value based test, which would be reflected as a cumulative effect of change in accounting principle on January 1, 2002.

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

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                             ----------------------------    ----------------------------
                                                                 2001            2000            2001            2000
                                                             ------------    ------------    ------------    ------------

Common stock outstanding, beginning of period ............     19,716,069      22,435,255      21,260,227      21,801,367
   Weighted average common stock issued -
      Acquisitions .......................................             --              --              --         633,888
      Employee Stock Purchase Plan .......................         81,218          93,862         116,937         119,414
      Stock options exercised ............................         23,260           1,723          20,821             862
Less: Weighted average treasury shares purchased and
     weighted average shares repurchased and cancelled ...       (340,772)       (683,984)     (1,812,958)       (439,937)
                                                             ------------    ------------    ------------    ------------

Shares used in computing basic earnings per share ........     19,479,775      21,846,856      19,585,027      22,115,594

   Dilutive effect of stock options, net of assumed
      repurchase of treasury stock .......................      1,240,149         383,957         780,264         390,657
                                                             ------------    ------------    ------------    ------------

Shares used in computing diluted earnings per share ......     20,719,924      22,230,813      20,365,291      22,506,251
                                                             ============    ============    ============    ============


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

5. SUBSEQUENT EVENT:

         During July 2001, the Company entered into an interest rate swap to hedge its variable rate debt. The Company swapped $100 million of floating rate for a fixed rate of interest, for a period of two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

         We are a leading operator in the $1 trillion automotive retailing industry. We operate automobile dealership franchises located in Texas, Oklahoma, Florida, New Mexico, Colorado, Georgia, Louisiana and Massachusetts. We sell new and used cars and light trucks, provide maintenance and repair services, sell replacement parts and arrange vehicle finance, service and insurance contracts. We also operate 22 collision service centers.

         We have diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair service sales, finance fees, vehicle service contract commissions, insurance commissions, documentary fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Other dealership revenues includes revenues from arranging financing, insurance and vehicle service contracts and documentary fees, net of a provision for anticipated chargebacks.

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

         Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. We believe that approximately 65% of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. We receive interest assistance from various of our manufacturers. This assistance, which is reflected as a reduction of cost of sales, generally equals between 80% and 90% of our floorplan interest expense.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)                                                         INCREASE/          PERCENT
                                                    2001            2000         (DECREASE)         CHANGE
                                                ------------    ------------    ------------     ------------

Retail unit sales ...........................         22,884          22,687             197              0.9%
Retail sales revenues .......................   $    592,897    $    559,819    $     33,078              5.9%
Gross profit ................................   $     45,806    $     43,718    $      2,088              4.8%
Average gross profit per retail unit sold ...   $      2,002    $      1,927    $         75              3.9%
Gross margin ................................            7.7%            7.8%           (0.1)%

USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)                                                         INCREASE/          PERCENT
                                                    2001            2000         (DECREASE)         CHANGE
                                                ------------    ------------    ------------     ------------

Retail unit sales ...........................         17,028          15,630           1,398              8.9%
Retail sales revenues (1) ...................   $    239,204    $    214,293    $     24,911             11.6%
Gross profit ................................   $     23,357    $     21,690    $      1,667              7.7%
Average gross profit per retail unit sold ...   $      1,372    $      1,388    $        (16)            (1.2)%
Gross margin ................................            9.8%           10.1%           (0.3)%

----------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.


PARTS AND SERVICE DATA

(dollars in thousands)                                                    PERCENT
                           2001            2000          INCREASE         CHANGE
                       ------------    ------------    ------------    ------------

Sales revenues .....   $     88,910    $     75,223    $     13,687            18.2%
Gross profit .......   $     49,596    $     41,575    $      8,021            19.3%
Gross margin .......           55.8%           55.3%            0.5%

OTHER DEALERSHIP REVENUES, NET


(dollars in thousands,
except per unit amounts)                                                                 PERCENT
                                             2001           2000         INCREASE        CHANGE
                                         ------------   ------------   ------------   ------------

Retail new and used unit sales .......         39,912         38,317          1,595            4.2%
Retail sales revenues ................   $     35,062   $     28,714   $      6,348           22.1%
Other dealership revenues, net per
  retail unit sold ...................   $        878   $        749   $        129           17.2%


SAME STORE REVENUES COMPARISON (2)


(dollars in thousands)
                                                                                    PERCENT
                                         2001           2000         INCREASE        CHANGE
                                     ------------   ------------   ------------   ------------

New vehicle ......................   $    559,624   $    546,664   $     12,960            2.4%
Used vehicle .....................        268,263        257,072         11,191            4.4%
Parts and service ................         81,906         72,513          9,393           13.0%
Other dealership revenues, net ...         32,570         27,562          5,008           18.2%
                                     ------------   ------------   ------------   ------------
             Total revenues ......   $    942,363   $    903,811   $     38,552            4.3%

----------
(2) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000


         REVENUES. Revenues increased $76.5 million, or 8.2%, to $1,006.6 million for the three months ended June 30, 2001, from $930.1 million for the three months ended June 30, 2000. Although new vehicle unit sales were stable, new vehicle revenues increased as trucks, which have a higher average selling price than cars, and luxury vehicles became a greater percentage of our business. The growth in used vehicle revenues was primarily attributable to expanded operations in Atlanta, Albuquerque and Boston and dealership operations acquired in Atlanta. The increase in parts and service revenues was due to strong same store sales growth in the Houston, south Florida, Oklahoma and Boston markets, coupled with the additional dealership operations acquired. Other dealership revenues increased primarily due to increased sales training, company-wide benchmarking and a favorable interest rate environment.

         GROSS PROFIT. Gross profit increased $18.1 million, or 13.3%, to $153.8 million for the three months ended June 30, 2001, from $135.7 million for the three months ended June 30, 2000. The increase was attributable to increased revenues and an increase in gross margin from 14.6% for the three months ended June 30, 2000, to 15.3% for the three months ended June 30, 2001. The gross margin increased as lower margin new vehicle revenues decreased as a percentage of total revenues to 58.9% from 60.2%. The gross margin on retail used vehicle sales decreased to 9.8% from 10.1% due primarily to softness in our Florida used vehicle operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $16.3 million, or 16.5%, to $115.3 million for the three months ended June 30, 2001, from $99.0 million for the three months ended June 30, 2000. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, including incentive pay to employees. Selling, general and administrative expenses increased as a percentage of gross profit to 75.0% from 73.0% due primarily to the additional dealership operations acquired and incentive compensation.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $1.8 million, or 13.4%, to $11.6 million for the three months ended June 30, 2001, from $13.4 million for the three months ended June 30, 2000. The decrease was due to a decline in interest rates. During the quarter there was a 219 basis point rate reduction of the average LIBOR as compared to the prior year. Partially offsetting the rate decrease was an increase in debt outstanding. The increase in debt outstanding was primarily attributable to the floorplan borrowings of the additional dealership operations acquired.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000


NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)                                                         INCREASE/          PERCENT
                                                    2001            2000         (DECREASE)         CHANGE
                                                ------------    ------------    ------------     ------------
Retail unit sales ...........................         43,610          43,466             144              0.3%
Retail sales revenues .......................   $  1,130,339    $  1,071,236    $     59,103              5.5%
Gross profit ................................   $     85,176    $     83,328    $      1,848              2.2%
Average gross profit per retail unit sold ...   $      1,953    $      1,917    $         36              1.9%
Gross margin ................................            7.5%            7.8%           (0.3)%

USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)                                                                           PERCENT
                                                    2001            2000          INCREASE         CHANGE
                                                ------------    ------------    ------------    ------------
Retail unit sales ...........................         33,528          30,281           3,247            10.7%
Retail sales revenues (1) ...................   $    464,303    $    412,895    $     51,408            12.5%
Gross profit ................................   $     47,180    $     41,762    $      5,418            13.0%
Average gross profit per retail unit sold ...   $      1,407    $      1,379    $         28             2.0%
Gross margin ................................           10.2%           10.1%            0.1%

----------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.


PARTS AND SERVICE DATA

(dollars in thousands)                                                 PERCENT
                         2001            2000          INCREASE         CHANGE
                     ------------    ------------    ------------    ------------
Sales revenues ...   $    173,681    $    148,067    $     25,614            17.3%
Gross profit .....   $     96,338    $     81,290    $     15,048            18.5%
Gross margin .....           55.5%           54.9%            0.6%


OTHER DEALERSHIP REVENUES, NET


(dollars in thousands,
except per unit amounts)                                                                PERCENT
                                            2001           2000         INCREASE        CHANGE
                                        ------------   ------------   ------------   ------------
Retail new and used unit sales ......         77,138         73,747          3,391            4.6%
Retail sales revenues ...............   $     67,055   $     54,667   $     12,388           22.7%
Net revenues per retail unit sold ...   $        869   $        741   $        128           17.3%


SAME STORE REVENUES COMPARISON (2)


(dollars in thousands)
                                                                                     PERCENT
                                         2001           2000         INCREASE        CHANGE
                                     ------------   ------------   ------------   ------------
New vehicle ......................   $  1,058,063   $  1,039,450   $     18,613            1.8%
Used vehicle .....................        518,329        494,533         23,796            4.8%
Parts and service ................        158,201        142,124         16,077           11.3%
Other dealership revenues, net ...         62,102         51,328         10,774           21.0%
                                     ------------   ------------   ------------   ------------
            Total revenues .......   $  1,796,695   $  1,727,435   $     69,260            4.0%

(2) Includes only those dealerships owned during all of the months of both periods in the comparison.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

         REVENUES. Revenues increased $145.4 million, or 8.1%, to $1,935.4 million for the six months ended June 30, 2001, from $1,790.0 million for the six months ended June 30, 2000. Although new vehicle unit sales were stable, new vehicle revenues increased as trucks, which have a higher average selling price than cars, and luxury vehicles became a greater percentage of our business.
The growth in used vehicle revenues was primarily attributable to expanded operations in Atlanta and Albuquerque and dealership operations acquired in Atlanta. The increase in parts and service revenues was due to strong same store growth in the Houston, south Florida, Oklahoma and Boston markets, coupled with the additional dealership operations acquired. Other dealership revenues increased primarily due to increased sales training, company-wide benchmarking and a favorable interest rate environment.

         GROSS PROFIT. Gross profit increased $34.7 million, or 13.3%, to $295.7 million for the six months ended June 30, 2001, from $261.0 million for the six months ended June 30, 2000. The increase was attributable to increased revenues and an increase in gross margin to 15.3% for the six months ended June 30, 2001, from 14.6% for the six months ended June 30, 2000. The gross margin increased as lower margin new vehicle revenues decreased as a percentage of total revenues to 58.4% from 59.8%. The gross margin on new retail vehicle sales declined to 7.5% from 7.8%, due to aggressively marketing excess inventory during the first three months of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $29.7 million, or 15.2%, to $224.5 million for the six months ended June 30, 2001, from $194.8 million for the six months ended June 30, 2000. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, including incentive pay to employees. Selling, general and administrative expenses increased as a percentage of gross profit to 75.9% from 74.6% due primarily to the additional dealership operations acquired and incentive compensation.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $0.5 million, or 2.0%, to $25.1 million for the six months ended June 30, 2001, from $25.6 million for the six months ended June 30, 2000. The decrease was due to a decline in interest rates. During the six month period ended June 30, 2001, there was a 130 basis point rate reduction of the average LIBOR as compared to the prior year. Offsetting the rate decrease was an increase in average debt outstanding. The increase in debt outstanding was primarily attributable to the floorplan borrowings of the additional dealership operations acquired, additional floorplan borrowings due to excess inventory levels during the first three months of 2001 and borrowings related to share repurchases.

         OTHER INCOME, NET. Other income, net, decreased $1,003,000 to $20,000 for the six months ended June 30, 2001, from $1,023,000 for the six months ended June 30, 2000. The decrease is due primarily to a $1 million gain from the sale of a Chrysler franchise in Austin, Texas, in 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first six months of 2001 we generated cash flow from operations of approximately $54.1 million, an increase of $39.7 million compared to the same period in the prior year. Excluding working capital changes, cash flows from operating activities increased $3.3 million over the prior year period.

         INVESTING ACTIVITIES. During the first six months of 2001 we used approximately $3.9 million in investing activities. We paid $6.7 million for purchases of property and equipment, of which $3.4 million was used for the purchase of land and construction of facilities for new or expanded operations. We received $4.0 million from the sales of franchises.

         FINANCING ACTIVITIES. During the first six months of 2001 we used approximately $40.5 million in financing activities, primarily to repay borrowings under our credit facility and for purchases of our common stock.

         WORKING CAPITAL. At June 30, 2001, we had working capital of $58.8 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowings under our credit facility to fund our current operations.


CREDIT FACILITY

         We have a $900 million credit facility, which matures in December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $198 million and, as of June 30, 2001, $177.5 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants.


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


ACQUISITION FINANCING

         We anticipate investing between $20 million and $30 million in completing tuck-in acquisitions during 2001. We expect the cash needed to complete our acquisitions will come from the operating cash flows of our existing dealerships and borrowings under our current credit facility.
We anticipate, subject to market conditions, increasing our acquisition activity during 2002.


STOCK REPURCHASE

         The board of directors has authorized us to repurchase a portion of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to spend approximately 33% of our cumulative net income to repurchase stock. During the first six months of 2001, we repurchased approximately 545,000 shares for $7.9 million, excluding shares repurchased to fulfill obligations under our employee stock purchase plan. Management will continue to review its investment alternatives to determine when it is appropriate to repurchase stock.

CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

         This quarterly report includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations, including those plans, goals, beliefs and expectations of our officers and directors with respect to, among other things:

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

         Since December 31, 2000, our floorplan notes payable have decreased, primarily due to decreases in inventory levels. As of June 30, 2001, there was $20.5 million outstanding under the acquisition portion of the credit facility, a $14.8 million decrease since December 31, 2000. Additionally, during July 2001, we entered into a two-year interest rate swap with a notional amount of $100 million. The effect of the swap is to convert the interest rate on a portion of our borrowings from the 30-day LIBOR to a fixed rate of interest.

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


ITEM 2. CHANGES IN SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the May 23, 2001, Annual Meeting of Stockholders, our stockholders voted on two matters.

         (1)      Election of four Directors:

                  The stockholders elected three of the nominees as directors for three-year terms based on the following voting results:

                                         VOTES CAST:
                                 --------------------------
                                                 AGAINST OR
         NOMINEE ELECTED         FOR              WITHHELD
         ------------------      ----------      ----------
         John L. Adams           18,067,281         49,151
         Max P. Watson, Jr.      18,065,318         51,114
         Kevin H. Whalen         16,639,525      1,476,907

                  The stockholders elected one nominee as director for a two-year term based on the following voting results:

                                         VOTES CAST:
                                 --------------------------
                                                 AGAINST OR
         NOMINEE ELECTED         FOR              WITHHELD
         ------------------      ----------      ----------
         Bennett E. Bidwell      18,067,281        49,151

         (2)      Appointment of Independent Public Accountants:

                  The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for 2001. The results of the voting were as follows:

                            For                        17,814,063
                            Against                           250
                            Abstain                       302,119

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


                                Group 1 Automotive, Inc.

August 3, 2001                  By: /s/ Scott L. Thompson
--------------                      -------------------------------------------
Date                                Scott L. Thompson, Senior Vice President,
                                    Chief Financial Officer and Treasurer