Form 10-Q
period 2001-09-30
GROUP 1 AUTOMOTIVE INC
filed 2001-11-13
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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
Yes  X   No
    ---     ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2001.


                      Title                      Outstanding
                      -----                      -----------
           Common stock, par value $.01          22,745,337

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2001           2000
                                                          -----------    -----------
                                                           (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...........................   $   147,443    $   140,878
  Accounts and notes receivable, net ..................        40,391         39,709
  Inventories, net ....................................       440,449        527,101
  Deferred income taxes ...............................        10,323          7,661
  Other assets ........................................         4,017          5,190
                                                          -----------    -----------
         Total current assets .........................       642,623        720,539
                                                          -----------    -----------

PROPERTY AND EQUIPMENT, net ...........................        75,978         70,901
INTANGIBLE ASSETS, net ................................       283,351        285,892
OTHER ASSETS ..........................................        25,112         22,221
                                                          -----------    -----------
         Total assets .................................   $ 1,027,064    $ 1,099,553
                                                          ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Floorplan notes payable .............................   $   448,783    $   536,707
  Current maturities of long-term debt ................         1,459          1,506
  Accounts payable ....................................        64,431         57,872
  Accrued expenses ....................................        76,910         69,685
                                                          -----------    -----------
         Total current liabilities ....................       591,583        665,770
                                                          -----------    -----------

DEBT, net of current maturities .......................        15,506         45,949
SENIOR SUBORDINATED NOTES .............................        84,960         94,444
DEFERRED INCOME TAXES .................................         9,511          8,668
OTHER LIABILITIES .....................................        49,694         37,306

STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding .............................            --             --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 19,698,782 and 21,260,227 issued ......           197            213
  Additional paid-in capital ..........................       151,852        170,683
  Retained earnings ...................................       131,803         92,517
  Accumulated other comprehensive loss ................        (2,212)            --
  Treasury stock, at cost, 346,110 and 1,494,488 shares        (5,830)       (15,997)
                                                          -----------    -----------
         Total stockholders' equity ...................       275,810        247,416
                                                          -----------    -----------
         Total liabilities and stockholders' equity ...   $ 1,027,064    $ 1,099,553
                                                          ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)



                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------
REVENUES:
  New vehicle .................................   $    604,912    $    588,328    $  1,735,251    $  1,659,564
  Used vehicle ................................        284,517         258,861         848,877         774,939
  Parts and service ...........................         95,048          78,714         268,729         226,781
  Other dealership revenues, net ..............         36,553          29,054         103,608          83,721
                                                  ------------    ------------    ------------    ------------
         Total revenues .......................      1,021,030         954,957       2,956,465       2,745,005

COST OF SALES:
  New vehicle .................................        558,581         542,491       1,603,744       1,530,399
  Used vehicle ................................        261,478         237,416         778,658         711,732
  Parts and service ...........................         42,499          36,065         119,842         102,842
                                                  ------------    ------------    ------------    ------------
         Total cost of sales ..................        862,558         815,972       2,502,244       2,344,973


GROSS PROFIT ..................................        158,472         138,985         454,221         400,032


SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ....................        119,381         102,960         343,879         297,808
                                                  ------------    ------------    ------------    ------------


         Income from operations before non-cash
          charges .............................         39,091          36,025         110,342         102,224


DEPRECIATION EXPENSE ..........................          2,046           2,001           5,979           5,671

AMORTIZATION EXPENSE ..........................          2,278           2,084           6,829           6,222
                                                  ------------    ------------    ------------    ------------

         Income from operations ...............         34,767          31,940          97,534          90,331


OTHER INCOME AND EXPENSES:
  Floorplan interest expense ..................         (6,028)         (9,302)        (23,165)        (27,257)
  Other interest expense, net .................         (3,132)         (3,909)        (11,054)        (11,591)
  Other income, net ...........................             28               4              48           1,027
                                                  ------------    ------------    ------------    ------------


INCOME BEFORE INCOME TAXES ....................         25,635          18,733          63,363          52,510


PROVISION FOR INCOME TAXES ....................          9,741           7,119          24,078          19,954
                                                  ------------    ------------    ------------    ------------


NET INCOME ....................................   $     15,894    $     11,614    $     39,285    $     32,556
                                                  ============    ============    ============    ============


Earnings per share:
  Basic .......................................   $       0.81    $       0.54    $       2.01    $       1.49
  Diluted .....................................   $       0.75    $       0.54    $       1.90    $       1.47

Weighted average shares outstanding:
  Basic .......................................     19,522,456      21,369,802      19,563,941      21,865,182
  Diluted .....................................     21,258,841      21,662,055      20,666,414      22,222,798

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     ----------------------
                                                                        2001        2000
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................   $  39,285    $  32,556
   Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation and amortization ................................      12,808       11,893
    Deferred income taxes ........................................      (1,819)         861
    Provision for doubtful accounts and uncollectible notes ......         773          838
    Loss (Gain) on sale of assets ................................         (17)          15
    Gain on sale of franchise ....................................          --       (1,048)
    Changes in assets and liabilities:
      Accounts receivable ........................................        (955)     (11,125)
      Inventories ................................................      82,221        2,342
      Other assets ...............................................      (3,122)         275
      Floorplan notes payable ....................................     (80,619)      (6,564)
      Accounts payable and accrued expenses ......................      37,952       11,463
                                                                     ---------    ---------
          Total adjustments ......................................      47,222        8,950
                                                                     ---------    ---------
                  Net cash provided by operating activities ......      86,507       41,506
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable ..................................      (2,035)      (2,166)
   Collections on notes receivable ...............................         868        1,144
   Purchases of property and equipment ...........................     (11,812)     (12,482)
   Proceeds from sales of property and equipment .................         615          688
   Proceeds from sales of franchises .............................       5,373        9,700
   Cash paid in acquisitions, net of cash received ...............      (9,393)     (39,917)
                                                                     ---------    ---------
                  Net cash used by investing activities ..........     (16,384)     (43,033)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings on acquisition tranche of
     revolving credit facility ...................................     (29,595)      23,000
   Principal payments of long-term debt ..........................      (1,393)      (5,457)
   Borrowings of long-term debt ..................................         154          766
   Purchase of senior subordinated notes .........................      (9,601)        (948)
   Proceeds from issuance of common stock to benefit plans .......       2,655        2,822
   Purchase of treasury stock ....................................     (25,778)     (17,924)
                                                                     ---------    ---------
                  Net cash provided (used) by financing activities     (63,558)       2,259
                                                                     ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................       6,565          732

CASH AND CASH EQUIVALENTS, beginning of period ...................     140,878      118,824
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .........................   $ 147,443    $ 119,556
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest ................................................   $  34,097    $  42,138
         Taxes ...................................................   $   4,745    $  14,147

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

         Recent Accounting Pronouncements

         In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued. SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method as the only acceptable method. The Company adopted this statement effective July 1, 2001. Acquired intangible assets, if any, are separately recognized if, among other things, the benefit is obtained through contractual or other legal rights, such as franchise agreements. Goodwill is recorded only to the extent the purchase price for an entity exceeds the fair value of the net tangible assets and identifiable intangible assets acquired.

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

         In August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated results of operations or financial position.

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


                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      --------------------------    --------------------------
                                                                          2001          2000           2001            2000
                                                                      -----------    -----------    -----------    -----------
Common stock outstanding, beginning of period ...................      19,698,782     22,435,255     21,260,227     21,801,367
  Weighted average common stock issued -
     Acquisitions ...............................................              --             --             --        633,888
     Employee Stock Purchase Plan ...............................          69,224         87,502        154,017        164,552
     Stock options exercised ....................................          25,117          1,695         47,779          2,082
Less: Weighted average treasury shares purchased and
    weighted average shares repurchased and cancelled                    (270,667)    (1,154,650)    (1,898,082)      (736,707)
                                                                      -----------    -----------    -----------    -----------

Shares used in computing basic earnings per share ...............      19,522,456     21,369,802     19,563,941     21,865,182

  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock ...............................       1,736,385        292,253      1,102,473        357,616
                                                                      -----------    -----------    -----------    -----------

Shares used in computing diluted earnings per share .............      21,258,841     21,662,055     20,666,414     22,222,798
                                                                      ===========    ===========    ===========    ===========

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

5.   INTEREST RATE SWAPS:


         Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. During July 2001, the Company entered into an interest rate swap with a notional amount of $100 million, which converts interest based on 30-day LIBOR to a fixed rate of 4.4% for a two-year period. Based on the interest rates at September 30, 2001, the cash flow settlements to be paid by the Company for the next twelve months would total approximately $1.8 million. The Company entered into the swap to mitigate its exposure to fluctuations in interest rates and has designated the swap as a cash flow hedge.

6.   COMPREHENSIVE INCOME:


                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                                    --------------------   --------------------
                                                                      2001        2000       2001        2000
                                                                    --------    --------   --------    --------
                                                                              (dollars in thousands)
Net income ......................................................   $ 15,894    $ 11,614   $ 39,285    $ 32,556
Other comprehensive income (loss):
    Change in fair value of interest rate swap, net of tax ......     (2,212)         --     (2,212)         --
                                                                    --------    --------   --------    --------
Comprehensive income ............................................   $ 13,682    $ 11,614   $ 37,073    $ 32,556
                                                                    ========    ========   ========    ========

7.   SUBSEQUENT EVENTS:

         During October 2001, the Company completed a stock offering of 3.3 million shares of common stock, with net proceeds of $99.0 million. The proceeds were used to repay borrowings under the Company's credit facility, which may be re-borrowed for general corporate purposes, including acquisitions. Had the offering been completed at September 30, 2001, the impact would have been to increase shareholder's equity from $275.8 million to $374.8 million, and reduce the long-term debt to capitalization ratio from 27% to 20%.

         During October 2001, the Company entered into a second interest rate swap to hedge its variable rate debt. The Company swapped $100 million of floating rate interest for a fixed rate of interest of 3.75%, for a period of three years.

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

         We have diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair service sales, finance fees, vehicle service contract commissions, insurance commissions, documentary fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Other dealership revenues includes revenues from arranging financing, vehicle service and insurance contracts and documentary fees, net of a provision for anticipated chargebacks.

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


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


NEW VEHICLE DATA


(dollars in thousands,
except per unit amounts)                                                     INCREASE/     PERCENT
                                                       2001        2000     (DECREASE)     CHANGE
                                                       ----        ----     ----------     ------
Retail unit sales ................................     23,354      23,728        (374)     (1.6)%
Retail sales revenues ............................   $604,912    $588,328    $ 16,584       2.8%
Gross profit .....................................   $ 46,331    $ 45,837    $    494       1.1%
Average gross profit per retail unit sold ........   $  1,984    $  1,932    $     52       2.7%
Gross margin .....................................        7.7%        7.8%       (0.1)%

USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)                                                     INCREASE/     PERCENT
                                                       2001        2000     (DECREASE)     CHANGE
                                                       ----        ----     ----------     ------
Retail unit sales ................................     17,256      15,536       1,720       11.1%
Total revenues ...................................   $284,517    $258,861    $ 25,656        9.9%
Retail sales revenues(1) .........................   $239,915    $207,263    $ 32,652       15.8%
Gross profit .....................................   $ 23,039    $ 21,445    $  1,594        7.4%
Average gross profit per retail unit sold ........   $  1,335    $  1,380    $    (45)      (3.3)%
Retail gross margin ..............................        9.6%       10.3%       (0.7)%

----------

(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.


PARTS AND SERVICE DATA


(dollars in thousands)                                                                 PERCENT
                                                      2001      2000      INCREASE     CHANGE
                                                      ----      ----     ----------    -------
Sales revenues ...................................   $95,048    $78,714    $16,334      20.8%
Gross profit .....................................   $52,549    $42,649    $ 9,900      23.2%
Gross margin .....................................      55.3%      54.2%       1.1%


OTHER DEALERSHIP REVENUES, NET



(dollars in thousands,
except per unit amounts)                                                       INCREASE/     PERCENT
                                                       2001        2000       (DECREASE)     CHANGE
                                                       ----        ----       ----------     -------
Retail new and used unit sales ...................       40,610       39,264        1,346         3.4%
Retail sales revenues ............................   $   36,553   $   29,054   $    7,499        25.8%
Other dealership revenues, net per
  retail unit sold ...............................   $      900   $      740   $      160        21.6%

SAME STORE REVENUES COMPARISON(1)



(dollars in thousands)
                                                                            INCREASE/    PERCENT
                                                       2001       2000     (DECREASE)    CHANGE
                                                       ----       ----     ----------    ------
New vehicle ......................................   $573,041   $573,431   $   (390)     (0.1)%
Used vehicle .....................................    263,376    249,649     13,727       5.5%
Parts and service ................................     86,363     75,930     10,433      13.7%
Other dealership revenues, net ...................     33,509     28,111      5,398      19.2%
                                                     --------   --------   --------      ----
                Total revenues ...................   $956,289   $927,121   $ 29,168       3.1%

----------

(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000


         REVENUES. Revenues increased $66.0 million, or 6.9%, to $1,021.0 million for the three months ended September 30, 2001, from $955.0 million for the three months ended September 30, 2000. Although new vehicle unit sales were stable, new vehicle revenues increased as trucks, which have a higher average selling price than cars, and luxury vehicles became a greater percentage of our business. The growth in used vehicle revenues was primarily attributable to expanded operations in Atlanta, Albuquerque, Boston and Houston and dealership operations acquired in Atlanta. The increase in parts and service revenues was due to strong same store sales growth in the Houston, Atlanta, Oklahoma and Boston markets, coupled with the additional dealership operations acquired. Other dealership revenues increased primarily due to increased sales training, company-wide benchmarking and a favorable interest rate environment.

         GROSS PROFIT. Gross profit increased $19.5 million, or 14.0%, to $158.5 million for the three months ended September 30, 2001, from $139.0 million for the three months ended September 30, 2000. The increase was attributable to increased revenues and an increase in gross margin from 14.6% for the three months ended September 30, 2000, to 15.5% for the three months ended September 30, 2001. The gross margin increased as lower margin new vehicle revenues decreased as a percentage of total revenues to 59.2% from 61.6%. The gross margin on retail used vehicle sales decreased to 9.6% from 10.3% due primarily to pressure on used vehicle values caused by aggressive incentives placed on new vehicles by the manufacturers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $16.4 million, or 15.9%, to $119.4 million for the three months ended September 30, 2001, from $103.0 million for the three months ended September 30, 2000. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, including incentive pay to employees. Selling, general and administrative expenses increased as a percentage of gross profit to 75.3% from 74.1% due primarily to the additional dealership operations acquired and incentive compensation.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $4.0 million, or 30.3%, to $9.2 million for the three months ended September 30, 2001, from $13.2 million for the three months ended September 30, 2000. The decrease was due to a decline in interest rates. During the quarter there was a 307 basis point rate reduction of the average LIBOR as compared to the prior year. Partially offsetting the rate decrease was an increase in debt outstanding. The increase in debt outstanding was primarily attributable to the floorplan borrowings of the additional dealership operations acquired.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


NEW VEHICLE DATA


(dollars in thousands,
except per unit amounts)                                                          INCREASE/         PERCENT
                                                        2001          2000       (DECREASE)         CHANGE
                                                        ----          ----       ----------         ------
Retail unit sales ................................       66,963        67,194          (231)          (0.3)%
Retail sales revenues ............................   $1,735,251    $1,659,564    $   75,687            4.6%
Gross profit .....................................   $  131,507    $  129,165    $    2,342            1.8%
Average gross profit per retail unit sold ........   $    1,964    $    1,922    $       42            2.2%
Gross margin .....................................          7.6%          7.8%         (0.2)%

USED VEHICLE DATA



(dollars in thousands,
except per unit amounts)                                                      INCREASE/      PERCENT
                                                       2001        2000      (DECREASE)      CHANGE
                                                       ----        ----      ----------      ------
Retail unit sales ................................     50,784      45,817       4,967         10.8%
Total revenues ...................................   $848,877    $774,939    $ 73,938          9.5%
Retail sales revenues(1) .........................   $704,218    $620,158    $ 84,060         13.6%
Gross profit .....................................   $ 70,219    $ 63,207    $  7,012         11.1%
Average gross profit per retail unit sold ........   $  1,383    $  1,380    $      3          0.2%
Retail gross margin ..............................       10.0%       10.2%       (0.2)%

----------

(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.


PARTS AND SERVICE DATA



(dollars in thousands)                                                       PERCENT
                                         2001        2000      INCREASE      CHANGE
                                         ----        ----      --------      ------
Sales revenues .....................   $268,729    $226,781    $ 41,948      18.5%
Gross profit .......................   $148,887    $123,939    $ 24,948      20.1%
Gross margin .......................       55.4%       54.7%        0.7%




OTHER DEALERSHIP REVENUES, NET



(dollars in thousands,
except per unit amounts)                                                          PERCENT
                                                  2001       2000     INCREASE    CHANGE
                                                  ----       ----     --------    ------
Retail new and used unit sales ..............    117,747    113,011      4,736      4.2%
Retail sales revenues .......................   $103,608   $ 83,721   $ 19,887     23.8%
Net revenues per retail unit sold ...........   $    880   $    741   $    139     18.8%



SAME STORE REVENUES COMPARISON(1)


(dollars in thousands)

                                                                             PERCENT
                                         2001          2000      INCREASE     CHANGE
                                         ----          ----      --------     ------
New vehicle .......................   $1,628,432   $1,608,871   $   19,561      1.2%
Used vehicle ......................      779,735      742,275       37,460      5.0%
Parts and service .................      244,318      217,750       26,568     12.2%
Other dealership revenues, net ....       95,500       79,218       16,282     20.6%
                                      ----------   ----------   ----------   -------
                Total revenues ....   $2,747,985   $2,648,114   $   99,871      3.8%

(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUES. Revenues increased $211.5 million, or 7.7%, to $2,956.5 million for the nine months ended September 30, 2001, from $2,745.0 million for the nine months ended September 30, 2000. Although new vehicle unit sales were stable, new vehicle revenues increased as trucks, which have a higher average selling price than cars, and luxury vehicles became a greater percentage of our business. The growth in used vehicle revenues was primarily attributable to expanded operations in Atlanta and Albuquerque and dealership operations acquired in Atlanta. The increase in parts and service revenues was due to strong same store growth in the Houston, south Florida, Oklahoma and Boston markets, coupled with the additional dealership operations acquired. Other dealership revenues increased primarily due to increased sales training, company-wide benchmarking and a favorable interest rate environment.

         GROSS PROFIT. Gross profit increased $54.2 million, or 13.6%, to $454.2 million for the nine months ended September 30, 2001, from $400.0 million for the nine months ended September 30, 2000. The increase was attributable to increased revenues and an increase in gross margin to 15.4% for the nine months ended September 30, 2001, from 14.6% for the nine months ended September 30, 2000. The gross margin increased as lower margin new vehicle revenues decreased as a percentage of total revenues to 58.7% from 60.5%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $46.1 million, or 15.5%, to $343.9 million for the nine months ended September 30, 2001, from $297.8 million for the nine months ended September 30, 2000. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, including incentive pay to employees. Selling, general and administrative expenses increased as a percentage of gross profit to 75.7% from 74.4% due primarily to the additional dealership operations acquired and incentive compensation.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $4.6 million, or 11.9%, to $34.2 million for the nine months ended September 30, 2001, from $38.8 million for the nine months ended September 30, 2000. The decrease was due to a decline in interest rates. During the nine month period ended September 30, 2001, there was a 189 basis point rate reduction of the average LIBOR as compared to the prior year. Offsetting the rate decrease was an increase in average debt outstanding. The increase in debt outstanding was primarily attributable to the floorplan borrowings of the additional dealership operations acquired, additional floorplan borrowings due to excess inventory levels during the first three months of 2001 and borrowings related to share repurchases.

         OTHER INCOME, NET. Other income, net, decreased $979,000 to $48,000 for the nine months ended September 30, 2001, from $1,027,000 for the nine months ended September 30, 2000. The decrease is due primarily to a $1 million gain from the sale of a Chrysler franchise in Austin, Texas, in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first nine months of 2001 we generated cash flow from operations of approximately $86.5 million, an increase of $45.0 million compared to the same period in the prior year. Excluding working capital changes, cash flows from operating activities increased $5.9 million over the prior year period.

         INVESTING ACTIVITIES. During the first nine months of 2001 we used approximately $16.4 million in investing activities. We paid $11.8 million for purchases of property and equipment, of which $6.7 million was used for the purchase of land and construction of facilities for new or expanded operations. We have used $9.4 million in acquisitions of two franchises and received $5.4 million from the sales of eight franchises, for which no gain or loss was recognized.

         FINANCING ACTIVITIES. During the first nine months of 2001 we used approximately $63.6 million in financing activities, primarily to repay borrowings under our credit facility and for purchases of our common stock and senior subordinates notes.

         WORKING CAPITAL. At September 30, 2001, we had working capital of $51.0 million. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowings under our credit facility to fund our current operations.

STOCK OFFERING

         During October 2001, we completed a 3.3 million share common stock offering at $31 per share, with net proceeds of $99.0 million. The proceeds were used to repay borrowings under our credit facility, which may be re-borrowed for general corporate purposes, including acquisitions.

CREDIT FACILITY

         We have a $900 million credit facility, which matures in December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $200 million and, as of November 1, 2001, $200.0 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants.

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

STOCK REPURCHASE

         The board of directors has authorized us to repurchase a portion of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to spend approximately 33% of our cumulative net income to repurchase stock. During the first nine months of 2001, we repurchased approximately 735,000 shares for $12.2 million, excluding shares repurchased to fulfill obligations under our employee stock purchase plan. Management will continue to review its investment alternatives to determine when it is appropriate to repurchase stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about our market sensitive financial instruments updates the information provided as of December 31, 2000, in our Annual Report on Form 10-K and constitutes a "forward-looking statement". Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures, when appropriate, based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading.

         Since December 31, 2000, our floorplan notes payable have decreased, primarily due to decreases in inventory levels. As of September 30, 2001, there was $5.7 million outstanding under the acquisition portion of the credit facility, a $29.6 million decrease since December 31, 2000. Subsequent to September 30, 2001, we completed a common stock offering for proceeds of $99.0 million. The proceeds were used to pay off the balance outstanding under the acquisition portion of the credit facility, with the remainder being used to pay down a portion of the floorplan portion of the credit facility.

         During July 2001, we entered into a two-year interest rate swap with a notional amount of $100 million. Additionally, during October 2001, we entered into a three-year interest swap with a notional amount of $100 million. The effect of these swaps is to convert the interest rate on a portion of our borrowings from the 30-day LIBOR to a fixed rate of interest.

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


ITEM 2. CHANGES IN SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         Charles Smith, a member of the Company's Board of Directors and Senior Vice President - Industry Relations, retired and resigned as a director and officer effective November 2, 2001. The Company and Mr. Smith have entered into a consulting agreement, which will pay Mr. Smith $8,333, per month, for three years.


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

November 13, 2001             By: /s/ Scott L. Thompson
-----------------                 -----------------------------------------
Date                              Scott L. Thompson, Senior Vice President,
                                  Chief Financial Officer and Treasurer