Form 10-K
period 2001-12-31
GROUP 1 AUTOMOTIVE INC
filed 2002-03-20
CIK 1031203

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $698.1 million as of February 28, 2002 (based on the last sale price of such stock as quoted on the New York Stock Exchange). At such date there was no non-voting stock outstanding.

         As of February 28, 2002, there were 22.8 million shares of our common stock, par value $.01 per share, outstanding.

         Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 22, 2002, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS


PART I............................................................................................................4
   Item 1.   Business.............................................................................................4
   Item 2.   Properties..........................................................................................17
   Item 3.   Legal Proceedings...................................................................................17
   Item 4.   Submission of Matters to a Vote of Security Holders.................................................18

PART II..........................................................................................................19
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................19
   Item 6.   Selected Consolidated Financial Data................................................................20
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............21
   Item 7A.  Qualitative and Quantitative Disclosures About Market Risk..........................................32
   Item 8.   Financial Statements and Supplementary Data.........................................................32
   Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................32

PART III.........................................................................................................33
   Item 10. Directors and Executive Officers of the Registrant...................................................33
   Item 11. Executive Compensation...............................................................................33
   Item 12. Security Ownership of Certain Beneficial Owners and Management.......................................33
   Item 13. Certain Relationships and Related Transactions.......................................................33

PART IV..........................................................................................................33
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................33

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Group 1 Automotive, Inc. ("Group 1", the "Company", "we" or "us") is a leading operator in the $1 trillion automotive retailing industry. Simultaneously with the closing of our initial public offering in 1997, we acquired four automobile dealership groups, representing 30 automobile dealership franchises. Through a series of acquisitions, we now operate 96 dealership franchises in Texas, Oklahoma, Florida, Georgia, New Mexico, Colorado, Louisiana and Massachusetts. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts.

INVESTMENT STRATEGY

         Our investment strategy is focused on return on invested capital and is funded with internally generated cash flow, debt and, subject to market conditions, common stock. Based on a risk-adjusted analysis of expected returns, we allocate our resources among capital projects which expand existing operations, acquisitions and common stock repurchases.

OPERATING STRATEGY

         We follow an operating strategy that focuses on decentralized management, expansion of higher margin businesses, customer service, centralization of certain administrative functions and new technology initiatives. We estimate that our parts and service operations contribute approximately 40% of our pretax income; finance and insurance operations contribute approximately 28% of our pretax income; and new and used vehicle operations each contribute approximately 16% of our pretax income. During 2001, we achieved an operating margin of 3.3% and have established a goal of a 4.0% operating margin.

         DECENTRALIZED MANAGEMENT. We believe that by managing our dealerships on a decentralized basis, we provide superior customer service and a focused, market-specific responsiveness to sales, service, marketing and inventory control. Local presence and an in-depth knowledge of customers' needs and preferences are important in generating market share growth. By coordinating certain operations on a platform basis, we believe that we achieve cost savings in such areas as advertising, vendor consolidation, data processing and personnel utilization.

         EXPAND HIGHER MARGIN ACTIVITIES. We focus on expanding our higher margin businesses such as used vehicle retail sales, parts and service and arranging finance, vehicle service and insurance contracts. While each of our platforms operates independently in a manner consistent with its specific market's characteristics, they also pursue an integrated company-wide strategy designed to grow each of these higher margin businesses to enhance profitability and stimulate internal growth. With a competitive advantage in sourcing inventory, new vehicle franchises are especially well positioned to capitalize on industry growth in used vehicle sales. In addition, each of our dealerships offers an integrated parts and service department, which provides an important source of recurring higher margin revenues. We also have the opportunity on each new or used vehicle sold to generate incremental revenues from the arranging of finance and lease contracts, vehicle service contracts and credit insurance policies.

         COMMITMENT TO CUSTOMER SERVICE. We focus on providing high quality service to meet the needs of our customers. Our dealerships strive to cultivate lasting relationships with their customers, and we believe these efforts increase our opportunities for significant repeat and referral business. For example, the dealerships regard their service and repair activities as an integral part of their overall approach to customer service. This approach provides us with an opportunity to foster ongoing relationships with customers and deepen customer loyalty. In addition, our dealerships continually review their processes in an effort to better meet the needs of their customers. Some of our dealerships utilize the one-price method of pricing their inventory for sale, while the majority of our dealerships utilize non-confrontational variable pricing.

         COST AND REVENUE SYNERGIES. We believe that by consolidating the purchasing power of our dealerships on a centralized basis we have benefited from significant cost savings. For example, since we began operations, we have significantly reduced the interest rate on our floorplan financing through our consolidated credit facility. Furthermore, we have benefited from the consolidation of administrative functions such as risk management, employee benefits and employee training. We have also enhanced revenues by establishing preferred providers for retail finance and vehicle service contracts.

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

         NEW VEHICLE SALES. We currently represent 28 American, Asian and European brands of economy, family, sports and luxury cars, light trucks and sport utility vehicles. The following table sets forth for the twelve months ended December 31, 2001, the brands of new vehicles, of the manufacturers that we represent ("Manufacturers"), that we sold at retail:

                                ACTUAL NUMBER OF NEW         PERCENTAGE
         BRAND                      VEHICLES SOLD             OF TOTAL
------------------------        --------------------         ----------
Ford....................                 25,313                   27.9%
Toyota..................                 18,964                   20.9
Chevrolet...............                  7,333                    8.1
Dodge...................                  5,728                    6.3
Nissan..................                  5,003                    5.5
Lexus...................                  4,654                    5.1
Honda...................                  3,876                    4.3
Chrysler................                  2,837                    3.1
Mitsubishi..............                  2,528                    2.8
GMC.....................                  2,383                    2.6
Acura...................                  2,031                    2.3
Jeep....................                  1,997                    2.2
Pontiac.................                  1,354                    1.5
Subaru..................                    844                    0.9
Audi....................                    811                    0.9
Mazda...................                    764                    0.9
Mercedes-Benz...........                    761                    0.8
Isuzu...................                    678                    0.8
Buick...................                    443                    0.5
Hyundai.................                    399                    0.4
Mercury.................                    333                    0.4
Volkswagen..............                    330                    0.4
Cadillac................                    280                    0.3
BMW.....................                    242                    0.3
Other...................                    729                    0.8
                                         ------                  -----
     TOTAL..............                 90,615                  100.0%
                                         ======                  =====

         Our dealerships' new vehicle retail sales include traditional new vehicle retail lease transactions and lease-type transactions, both of which are arranged by the dealerships. New vehicle leases generally have short terms, bringing the customer back to the market sooner than if the purchase was debt financed. In addition, leases provide our dealerships with a steady source of late-model, off-lease vehicles for their used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, allowing the dealerships to provide repair services to the lessee throughout the lease term. We do not guarantee residual values on lease transactions.

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

         Our dealerships acquire substantially all of their new vehicle inventory from the Manufacturers. Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility. Increasingly, the Manufacturers are offering incentives to the dealerships to achieve new vehicle sales goals set by them. These incentives are recorded as a reduction of new vehicle cost of sales as the vehicles are sold. We also receive interest assistance from various Manufacturers. Generally, this assistance equals approximately 70% to 100% of our floorplan interest expense. During 2001, we recognized $29.1 million of assistance, which we accounted for as a purchase discount and reflected as a reduction of cost of sales in the income statement as vehicles were sold.

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

         Each of our dealerships generally maintains a 30-day supply of used vehicles and offers to other dealers and wholesalers, used vehicles that they do not retail to customers. Vehicles may be transferred among our dealerships to provide balanced inventories of used vehicles at each of our dealerships.

         Our dealerships have taken several steps towards building customer confidence in their used vehicle inventory, including participation in Manufacturer certification processes, which are available only to new vehicle franchises. This process makes these used vehicles eligible for new vehicle benefits such as new vehicle finance rates and in some cases, extension of the manufacturer warranty. In addition, the dealerships offer vehicle service contracts covering the used vehicles that they sell.

         We believe that our franchised dealerships' strengths in offering used vehicles include:

         (1) access to trade-ins on new vehicle purchases, which are typically lower mileage and higher quality relative to trade-ins on used car purchases,

         (2) access to late-model, low mileage off-lease vehicles,

         (3) access to manufacturers' auctions available only to their respective franchised dealers, and

         (4) the availability of manufacturer certification programs for our higher quality used vehicles.

         A supply of high quality trade-ins and off-lease vehicles reduces our dependence on auction vehicles, which are typically a higher cost source of used vehicles.

         PARTS AND SERVICE SALES. We provide parts and service at each of our franchised dealerships, primarily for the vehicle makes sold at that dealership. We perform both warranty and non-warranty service work. Warranty work accounts for approximately 20% of our parts, service and collision service revenues. In addition to each of our dealerships' parts and service businesses, we currently own 24 collision service centers.

         Historically, the automotive repair industry has been highly fragmented. However, we believe that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to retain the expertise to perform major or technical repairs. Additionally, Manufacturers permit warranty work to be performed only at franchised dealerships. Hence, unlike independent service operations, our franchised dealerships are qualified to perform work covered by Manufacturer warranties. Given the increasing technological complexity of motor vehicles and the trend toward extended warranty periods for new vehicles, we believe that an increasing percentage of repair work will be performed at our franchised dealerships, each of which have the sophisticated equipment and skilled personnel necessary to perform complex repairs and warranty repairs.

         We attribute our profitability in parts and service to a comprehensive management system, including the use of variable rate pricing structures, cultivation of strong customer relationships through an emphasis on preventive maintenance and the efficient management of our parts inventory.

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

         The dealerships' parts departments support their respective sales and service departments. Each of the dealerships sells factory-approved parts for the vehicle makes and models sold by that dealership. These parts are used either in repairs made by the dealership, sold at retail to its customers or at wholesale to independent repair shops and other franchised dealerships. Currently, each of the dealerships employs its own parts manager and independently controls its parts inventory and sales. Our dealerships frequently obtain unstocked parts from each other.

         OTHER DEALERSHIP REVENUES. Other dealership revenues consist primarily of finance, vehicle service and insurance contract income. The dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. We place heavy emphasis on finance and insurance ("F&I") and offer advanced F&I training to our finance and insurance managers. Typically, the dealerships forward proposed financing contracts to Manufacturers' captive finance companies, selected commercial banks or other financing parties. The dealerships receive a financing fee from the lender for arranging the financing and are typically assessed a chargeback against a portion of the financing fee if the contract is terminated prior to its scheduled maturity for any reason, such as early repayment or default. Additionally, we have negotiated special incentive programs with several of the financing institutions we use that provide for additional fees to be paid to us when we achieve certain volumes of business with them. We do not own a finance company and, generally, do not retain credit risk after a loan is made.

         At the time of a new vehicle sale, the dealerships offer vehicle service contracts to supplement the manufacturer warranty. Additionally, the dealerships sell primary vehicle service contracts for used vehicles. Our dealerships sell service contracts of third party vendors and Manufacturers, for which they receive a fee upon the sale of the contract. In administrator-obligor states the fees are recorded in income at the time of the sale. In dealer-obligor states the fees and related direct costs are deferred and recognized over the life of the contracts.

         The dealerships also offer certain types of credit insurance to customers who arrange the financing of their vehicle purchases through the dealerships. The dealerships sell credit life insurance policies to these customers, providing for repayment of the vehicle loan if the obligor dies while the loan is outstanding. The dealerships also sell accident and disability insurance policies, which provide payment of the monthly loan obligations during a period in which the obligor is disabled. The dealerships sell this insurance through third party vendors and we reinsure the policies. As such, we defer all of the revenues and direct costs related to the sales of these policies and recognize them over the life of the policies.

ACQUISITION PROGRAM

         We have a disciplined two-tier acquisition program that is designed to enhance brand and geographic diversity, create economies of scale and deliver a targeted return on invested capital. Under our acquisition program, we pursue:

         (1) "platform" acquisitions of large, profitable and well managed multi-franchise dealership groups in large metropolitan and suburban geographic markets that we do not currently serve, and

         (2) "tuck-in" acquisitions, which are key, single-point dealerships that are added to existing platforms. They allow us to increase brand diversity, capitalize on economies of scale and offer a greater breadth of products and services in each of the markets in which we operate.

         We have used, and may in the future use, our common stock to fund a portion of our acquisitions.

         During October 2001, we completed an offering of 3.3 million shares of our common stock for proceeds of approximately $100 million, which we used to repay borrowings under our revolving credit facility. These amounts may be re-borrowed later for acquisitions and working capital needs. In addition to approximately $100 million of excess working capital at December 31, 2001, the acquisition portion of the credit facility provides us with the ability to borrow up to $198 million for acquisitions and working capital needs.

         During 2002, we anticipate that we will use borrowings under our credit facility, cash flow from operations and common stock to complete acquisitions of at least $500 million in revenues, consisting of platform and tuck-in acquisitions.

         ENTERING NEW GEOGRAPHIC MARKETS. We intend, over time, to expand into geographic markets we do not currently serve by acquiring large, profitable and well-established megadealers that are leaders in their regional markets. We pursue megadealers that have superior operational and financial management personnel, whom we seek to retain. We believe that by retaining existing high quality management we will be able to effectively operate acquired megadealers with management personnel who understand the local market without having to employ and train new and untested personnel. The following table sets forth our geographic diversity, based on new vehicle retail sales:

                                         PERCENTAGE OF OUR
                                            NEW VEHICLE
                                           RETAIL UNITS
                                      SOLD DURING THE TWELVE
                                           MONTHS ENDED
MARKET AREA                             DECEMBER 31, 2001
-----------                           ----------------------
Houston/Beaumont...............                 19.9%
Oklahoma.......................                 13.8
New England....................                 10.7
Austin.........................                 10.5
Florida........................                 10.3
West Texas.....................                  8.8
New Orleans....................                  7.3
Atlanta........................                  7.1
Dallas.........................                  6.4
Albuquerque....................                  3.4
Denver.........................                  1.8
                                               -----
   TOTAL.......................                100.0%
                                               =====

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

         RECENT ACQUISITIONS AND DISPOSITIONS. During 2001 we completed tuck-in acquisitions of four franchises including Chevrolet in Oklahoma, Mitsubishi in New Mexico and Lincoln-Mercury in Atlanta, with annual revenues of approximately $135 million. The aggregate consideration paid in completing these acquisitions includes approximately $11.0 million in cash, the assumption of approximately $7.7 million of inventory financing and the assumption of approximately $0.3 million of non-inventory notes payable. Additionally, in January 2002, we opened a new Dodge dealership in Rockwall, Texas, that was granted to us by the Manufacturer.

         During 2001, we sold eight dealership franchises in Florida, Texas and Massachusetts, with annual revenues of approximately $103.6 million. In February 2002, we sold a dealership franchise in Florida with annual revenues of approximately $22.1 million. No gain or loss was realized on these transactions.

COMPETITION

         The automotive retailing industry is highly competitive. In large metropolitan areas consumers have a number of choices in deciding where to purchase a new or used vehicle and where to have the vehicle serviced.

         In the $386 billion new vehicle market, our dealerships compete with other franchised dealerships in their marketing areas. Our dealerships do not have any cost advantage in purchasing new vehicles from the Manufacturers, and typically rely on advertising and merchandising, sales expertise, service reputation and location of the dealership to sell new vehicles.

         In the $401 billion used vehicle market, our dealerships compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies and private parties for supply and resale of used vehicles.

         In the $219 billion parts and service market, our dealerships compete against franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. The dealerships compete with other automobile dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in parts and service sales are the quality of customer service, the use of factory-approved replacement parts, familiarity with a Manufacturer's brands and models, and price. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships' prices.

         Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs. We cannot guarantee that our strategy will be more effective than the strategies of our competitors.

         In the acquisition area, we compete with other national dealer groups for acquisitions. Some of our competitors may have greater financial resources and competition may increase acquisition pricing. We cannot guarantee that we will be able to complete acquisitions on terms acceptable to us.

GOVERNMENTAL REGULATIONS

         A number of regulations affect our business of marketing, selling, financing and servicing automobiles. We are also subject to laws and regulations relating to business corporations generally.

         Typically, we must obtain a license in order to establish, operate or relocate a dealership or provide certain automotive repair services. These laws also regulate the way we conduct our business, including our advertising and sales practices.

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

         Our financing activities with our customers are subject to federal truth in lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of certain licenses, assessment of criminal and civil fines and penalties, and in certain instances, create a private cause of action for individuals. We believe that our dealerships comply substantially with all laws and regulations affecting their business and do not have any material liabilities under such laws and regulations and that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on our liquidity, earnings, or competitive position.

ENVIRONMENTAL MATTERS

         We are subject to a wide range of federal, state, and local environmental laws and regulations, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. These environmental laws and regulations have become very complex and stringent over the years, and the task of achieving and maintaining full compliance with all applicable environmental laws and regulations has become much more rigorous. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of injunctions that limit or prohibit certain activities, or the performance of investigatory and remedial activities. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with these existing laws and regulations will not have a material adverse effect on our operations, earnings or competitive position. Moreover, we generally obtain environmental studies on dealerships to be acquired and, as necessary, implement environmental management or remedial activities to reduce the risk of noncompliance with environmental laws and regulations.

         As with automobile dealerships generally, and parts, service and collision service center operations in particular, our business involves the generation, use, handling, storage, transport and disposal of hazardous or toxic substances or wastes. Operations involving the management of hazardous and nonhazardous wastes are subject to requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for storage, treatment, and disposal of regulated wastes with which we must comply.

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

         We are also subject to laws and regulations governing remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. Under CERCLA, these "responsible parties" may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

          We currently own or lease, and in connection with our acquisition program will in the future own or lease, properties that in some instances have been used for auto retailing and servicing for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, it is possible that environmentally sensitive materials such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels may have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. Further, we believe that structures found on some of these properties may contain suspect asbestos-containing materials, albeit in an undisturbed condition. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials were not under our control.

         These properties and the waste materials spilled, released or otherwise found thereon may be subject to RCRA, CERCLA and analogous state laws. Under such laws, we could be required to remove or remediate previously spilled or released waste materials (including such materials spilled or released by prior owners or operators), or property contamination (including groundwater contamination caused by prior owners or operators), or to perform monitoring or remedial activities to prevent future contamination (including asbestos found to be in a friable and disturbed condition). In September 2001, we responded to a request for information from the U.S. Environmental Protection Agency ("EPA") regarding materials sent by one of our dealerships to the R&H Oil Company site in Bexar County, Texas, which site currently has been proposed for inclusion on the EPA's National Priorities List of superfund sites. Our dealership apparently is one of some 300 or more parties that may have contributed materials to the R&H site. Our records indicate that this dealership sent one 50-gallon barrel of used oil to the R&H site. In addition, five of our dealerships as well as some 2,000 other parties were notified in late December 2001 by the Georgia Department of Natural Resources of their identification as potentially responsible parties with respect to the M&J Solvents site in Atlanta, Georgia, which is on the agency's Hazardous Site Inventory list. Currently, the agency is planning to pursue delineation activities at the M&J Solvents site. No further response is required from us with respect to both of these matters at this time.

         Further, the Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws prohibit discharges of pollutants into regulated waters without authorized National Pollution Discharge Elimination System (NPDES) and similar state permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. Some of our operations involving the release of emissions, such as spray painting activities, are also subject to regulation under the Clean Air Act and comparable state and local requirements. We believe we are in substantial compliance with these water and air related laws and regulations.

EMPLOYEES

         As of December 31, 2001, we employed approximately 6,000 people, of whom approximately 750 were employed in managerial positions, 1,850 were employed in non-managerial sales positions, 2,630 were employed in non-managerial parts and service positions and 770 were employed in administrative support positions.

         We believe that our relationships with our employees are favorable. None of our employees are represented by a labor union; however, because of our dependence on the Manufacturers we may be affected by labor strikes, work slowdowns and walkouts at the Manufacturers' manufacturing facilities.

RISK FACTORS

         OUR RELATIONSHIP WITH OUR MANUFACTURERS IMPOSES A NUMBER OF RESTRICTIONS ON OUR OPERATIONS.

         The following table sets forth the percentage of our new vehicle retail unit sales and pretax profit attributable to the Manufacturers we represented during 2001 that represented 10% or more of our new vehicle retail unit sales:

                                                         PERCENTAGE OF OUR               PERCENTAGE OF
                                                            NEW VEHICLE                OUR PRETAX PROFIT
                                                           RETAIL UNITS              CONTRIBUTED DURING THE
                                                      SOLD DURING THE TWELVE             TWELVE MONTHS
                                                           MONTHS ENDED                      ENDED
MANUFACTURER                                            DECEMBER 31, 2001              DECEMBER 31, 2001
------------                                          ----------------------         ----------------------
Ford................................................            29.5%                          24.2%
Toyota/Lexus........................................            26.0%                          29.9%
General Motors......................................            13.0%                          22.0%
DaimlerChrysler.....................................            12.6%                          13.1%

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

         Ford. Ford currently limits the number of dealerships that we may own to the greater of (1) 15 Ford and 15 Lincoln-Mercury dealerships and (2) that number of Ford, Lincoln and Mercury dealerships accounting for 5% of the preceding year's total Ford, Lincoln and Mercury retail sales of those brands in the United States. Currently, we own a total of 18 Ford, Lincoln and Mercury dealership franchises and represent only approximately 0.7% of the national retail sales of Ford, Lincoln and Mercury. In addition, Ford limits us to one Ford dealership in a Ford-defined market area having two or less authorized Ford dealerships and one-third of Ford dealerships in any Ford-defined market area having more than three authorized Ford dealerships. In many of its dealership franchise agreements Ford has the right of first refusal to acquire, subject to applicable state law, a Ford franchised dealership when its ownership changes.

         Toyota/Lexus. Toyota restricts the number of dealerships that we may own and the time frame over which we may acquire them. In order for us to acquire additional dealerships we must execute Toyota's standard Level Two Multiple Ownership Agreement, which we expect to execute in the near future. Under the Level Two Multiple Ownership Agreement, we may acquire additional dealerships, over a minimum of seven semi-annual periods, up to a maximum number of dealerships equal to 5% of Toyota's aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota dealerships that we may acquire in any Toyota-defined region and "Metro" market, as well as any contiguous market. We may acquire only three Lexus dealerships nationally and two Lexus dealerships in any one of the four Lexus geographic areas. While we own a Lexus companion dealership located south of Houston, this dealership is not considered by Lexus to be a new and separate Lexus dealership for purposes of the restriction on the number of Lexus dealerships we may acquire. Currently, we own seven Toyota and two Lexus dealership franchises and represent only approximately 1.2% of the national retail sales of Toyota.

         General Motors. General Motors ("GM") currently evaluates our acquisitions of GM dealerships on a case-by-case basis. GM, however, limits the maximum number of GM dealerships that we may acquire at any time to 50% of the GM dealerships, by franchise line, in a GM-defined geographic market area. Currently, we own 18 GM dealership franchises and could acquire approximately 8,200 GM dealership franchises, dependent upon franchise line.

Additionally, our current agreement with GM does not include Saturn dealerships and our future acquisition of a Saturn dealership will be subject to GM approval on a case-by-case basis.

         DaimlerChrysler. Currently, we have no agreement with Chrysler restricting our ability to acquire Chrysler dealerships. Chrysler has advised us that in determining whether to approve an acquisition of a Chrysler dealership, Chrysler considers the number of Chrysler dealerships the acquiring company already owns. Chrysler currently carefully considers, on a case-by-case basis, any acquisition that would cause the acquiring company to own more than 10 Chrysler dealerships nationally, six in the same Chrysler-defined zone and two in the same market. Our agreement with Mercedes-Benz, in addition to limitations on the number of dealership franchises in particular metropolitan markets and regions, limits us to a maximum of the greater of four Mercedes-Benz dealership franchises or the number of dealership franchises that would account for up to 3% of the preceding year's total Mercedes-Benz retail sales. Currently, we own 22 Chrysler and two Mercedes-Benz dealership franchises.

         FINANCINGS. Provisions in our agreements with our Manufacturers may restrict in the future our ability to obtain certain types of financing. A number of our Manufacturers prohibit pledging the stock of their franchised dealerships. For example, our agreement contains provisions prohibiting pledging the stock of our GM franchised dealerships. Our agreement with Ford permits pledging our Ford franchised dealerships' stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to our March 1999, senior subordinated notes offering and the subsidiary guarantees of those notes. Certain Manufacturers require us to meet certain financial ratios, which, if we fail to meet these ratios the Manufacturers may reject proposed acquisitions, and may give them the right to purchase their franchises for fair value.

         OUR OWNERSHIP AND MANAGEMENT. As a condition to granting their consent to our previous acquisitions and our public offerings of common stock, some Manufacturers have imposed other restrictions on us. These restrictions prohibit, among other things:

         o any one person, who in the opinion of the Manufacturer is unqualified to own its franchised dealership or has interests incompatible with the Manufacturer, from acquiring more than a specified percentage of our common stock (for example, 20% in the case of General Motors and Toyota, and 50% in the case of Ford);

         o certain material changes in our business or extraordinary corporate transactions such as a merger or sale of a material amount of our assets;

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

         OUR SUCCESS DEPENDS UPON THE OVERALL SUCCESS OF THE LINE OF VEHICLES THAT EACH OF OUR DEALERSHIPS SELLS.

         Demand for our Manufacturers' vehicles as well as the financial condition, management, marketing, production and distribution capabilities of our Manufacturers affect our business. Our Ford, Toyota, Lexus and GM dealerships represent approximately 69% of our total new vehicle retail sales. Although we have attempted to lessen our dependence on any one Manufacturer by buying dealerships representing a number of different domestic and foreign Manufacturers, events such as labor disputes and other production disruptions that may adversely affect a Manufacturer may also adversely affect us. Similarly, the late delivery of vehicles from Manufacturers, which sometimes occurs during periods of new product introductions, can lead to reduced sales during those periods. Moreover, any event that causes adverse publicity involving any of our Manufacturers may have an adverse effect on us regardless of whether such event involves any of our dealerships.

         GROWTH IN OUR REVENUES AND EARNINGS WILL BE IMPACTED BY OUR ABILITY TO ACQUIRE AND SUCCESSFULLY OPERATE DEALERSHIPS.

         We cannot guarantee that we will be able to identify and acquire dealerships in the future. In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, delays or other operational or financial problems.

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

         We will continue to need substantial capital in order to acquire additional automobile dealerships. In the past, we have financed these acquisitions with a combination of cash flow from operations, proceeds from borrowings under our credit facility, bond issuances and stock offerings and issuances of our common stock to the sellers of the acquired dealerships.

         We currently intend to finance future acquisitions by issuing shares of common stock as full or partial consideration for acquired dealerships. The extent to which we will be able or willing to issue common stock for acquisitions will depend on the market value of the common stock from time to time and the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses. If potential acquisition candidates are unwilling to accept our common stock, we will be forced to rely solely on available cash or debt or equity financing, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock declines.

         THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

         We depend to a large extent upon the abilities and continued efforts of our executive officers, senior management and principals of our dealerships. Furthermore, we will likely be dependent on the senior management of any dealerships acquired in the future. If any of those persons leave or if we fail to attract and retain other qualified employees, our business could be adversely affected.

         Although we have entered into employment agreements with each of our executive officers and some of the principals of our dealerships, we cannot guarantee that any individual will continue in his present capacity with us for any particular period of time. We currently have no key man insurance for any of our officers or senior management.

         CHANGES IN INTEREST RATES COULD ADVERSELY IMPACT OUR PROFITABILITY.

         All of the borrowings under our credit facility bear interest based on a floating rate. At times we manage our exposure to interest rate volatility through the use of interest rate swaps. A significant increase in interest rates could cause a substantial increase in our cost of borrowing.

         Additionally, a significant increase in interest rates could impact our ability to offer financing for vehicle sales at rates acceptable to our customers and the fee we receive for arranging the sales.

         CHANGES IN OUR INSURANCE PROGRAMS COULD ADVERSELY IMPACT OUR PROFITABILITY.

         Because of vehicle inventories and nature of our business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. Our insurance includes umbrella policies with a $105 million aggregate limit, as well as insurance on our real property, comprehensive coverage for our vehicle inventory, general liability insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with vehicle sales and financing activities.

         Additionally, we retain some risk of loss under our self-insured medical and property/casualty programs. Changes in the insurance market could impact our level of retained risk and our results of operations.

         WE ARE SUBJECT TO A NUMBER OF RISKS ASSOCIATED WITH IMPORTING
INVENTORY.

         A portion of our new vehicle business involves the sale of vehicles, vehicle parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks associated with imported merchandise, including fluctuations in the value of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and economic conditions in foreign countries.

         The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs on imported merchandise. Any of those impositions or adjustments could affect our operations and our ability to purchase imported vehicles and parts. This, in turn, could have an adverse effect on our business.

         OUR STOCKHOLDER RIGHTS PLAN AND CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN CERTAIN PROVISIONS THAT MAKE A TAKEOVER OF GROUP 1 DIFFICULT.

         Our stockholder rights plan and certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of Group 1, even if such change of control would be beneficial to stockholders. These include provisions:

         o providing for a board of directors with staggered, three-year terms, permitting the removal of a director from office only for cause;

         o allowing only the board of directors to set the number of directors;

         o requiring super-majority or class voting to affect certain amendments to our certificate of incorporation and bylaws;

         o   limiting the persons who may call special stockholders' meetings;

         o   limiting stockholder action by written consent;

         o establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholders' meetings; and

         o allowing our board of directors to issue shares of preferred stock without stockholder approval.

         Certain of our dealer agreements prohibit the acquisition of more than a specified percentage of common stock without the consent of the relevant Manufacturer. These terms of our dealer agreements could also make it more difficult for a third party to acquire control of Group 1.

         THE CYCLICALITY AND SEASONALITY OF VEHICLE SALES MAY ADVERSELY IMPACT OUR PROFITABILITY.

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

ITEM 2. PROPERTIES

         We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. We try to structure our operations so as to avoid the ownership of real property. In connection with our acquisitions, we generally seek to lease rather than acquire the facilities on which the acquired dealerships are located. We generally enter into lease agreements with respect to such facilities that have 30-year total terms with 15-year initial terms and three five-year option periods, at our option. As a result, we lease the majority of our facilities under long-term operating leases. See Note 11 to the Financial Statements, which summarizes our obligations to related and third-parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "GPI". There were 138 holders of record of our common stock as of February 28, 2002.

         The following table presents the quarterly high and low sales prices for our common stock since January 1, 2000, as reported on the New York Stock Exchange Composite Tape under the symbol "GPI".

                                                                      HIGH        LOW
                                                                     ------      -----
2000:
       First Quarter............................................     $14.63     $ 9.50
       Second Quarter...........................................      16.88      10.50
       Third Quarter............................................      12.13       9.56
       Fourth Quarter...........................................      10.75       8.06
2001:
       First Quarter............................................      13.00       8.13
       Second Quarter...........................................      29.98      12.00
       Third Quarter............................................      34.95      20.00
       Fourth Quarter...........................................      34.99      25.00
2002:
       First Quarter (through March 18, 2002)...................      43.69      25.31

         We have never declared or paid dividends on our common stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and/or repurchase our common stock and/or senior subordinated notes. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The decision whether to pay dividends will be made by our Board of Directors after considering our results of operations, financial condition, capital requirements, general business conditions and other factors.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         We completed our initial public offering and acquisition of our first four dealership groups on November 3, 1997. Before that date, Group 1 Automotive, Inc. had no operations and each of the dealership groups were privately owned and operated independently. The following selected historical financial data as of December 31, 2001, 2000, 1999, 1998 and 1997, and for the four years in the period ended December 31, 2001, include the operations of all dealerships acquired from the effective dates of the acquisitions and have been derived from our audited financial statements.

                                                              YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------
                                              2001             2000             1999            1998
                                          ------------     ------------     ------------     ------------
                                                  (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
  Revenues .............................  $  3,996,374     $  3,586,146     $  2,508,324     $  1,630,057
  Cost of sales ........................     3,389,122        3,058,709        2,131,967        1,393,547
                                          ------------     ------------     ------------     ------------
     Gross profit ......................       607,252          527,437          376,357          236,510
  Selling, general and
     administrative expenses ...........       458,546          393,679          279,791          178,038
  Depreciation and amortization ........        17,358           16,038           10,616            6,426
                                          ------------     ------------     ------------     ------------
     Income from operations ............       131,348          117,720           85,950           52,046
  Other income (expense):
     Floorplan interest expense ........       (27,935)         (37,536)         (20,395)         (12,837)
     Other interest expense, net .......       (13,863)         (15,500)         (10,052)          (4,027)
     Other income (expense), net .......          (128)           1,142              186               39
                                          ------------     ------------     ------------     ------------
     Income before income taxes ........        89,422           65,826           55,689           35,221
  Provision for income taxes ...........        33,980           25,014           22,174           14,502
                                          ------------     ------------     ------------     ------------
     Net income ........................  $     55,442     $     40,812     $     33,515     $     20,719
                                          ============     ============     ============     ============
  Earnings per share:
     Basic .............................  $       2.75     $       1.91     $       1.62     $       1.20
     Diluted ...........................  $       2.59     $       1.88     $       1.55     $       1.16

  Weighted average shares outstanding:
     Basic .............................    20,137,661       21,377,902       20,683,308       17,281,165
     Diluted ...........................    21,415,154       21,709,833       21,558,920       17,904,878

                                                                    AS OF DECEMBER 31,
                                           ------------------------------------------------------------------
                                              2001          2000          1999          1998          1997
                                           ----------    ----------    ----------    ----------    ----------
                                                                     (in thousands)
BALANCE SHEET DATA:
 Working capital .......................    $  154,713    $   54,769    $   80,128    $   48,251    $   55,475
  Inventories, net .....................       454,961       527,101       386,255       219,176       105,421
 Total assets ..........................     1,054,425     1,099,553       842,910       477,710       213,149
 Total long-term debt, including
     current portion ...................        97,186       141,899       114,250        45,787         9,369
 Stockholders' equity ..................       392,243       247,416       232,029       136,184        89,372

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading operator in the $1 trillion automotive retailing industry. Simultaneously with the closing of our initial public offering in 1997, we acquired four automobile dealership groups, representing 30 automobile dealership franchises. Through a series of acquisitions, we now operate 96 dealership franchises in Texas, Oklahoma, Florida, Georgia, New Mexico, Colorado, Louisiana and Massachusetts. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 24 collision service centers.

         We have diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair services, finance fees, vehicle service contract fees, insurance fees, documentary fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Other dealership revenue includes revenues from arranging financing, vehicle service and insurance contracts and documentary fees, net of a provision for anticipated chargebacks.

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

         Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. We believe that approximately 60% of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. We receive interest assistance from various of our Manufacturers. This assistance, which is reflected as a reduction of cost of sales, generally equals between 70% and 100% of floorplan interest expense, which mitigates the impact of interest rate changes on our financial results.

RESULTS OF OPERATIONS

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000


NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                               INCREASE/        PERCENT
                                                    2001           2000        (DECREASE)       CHANGE
                                                 ----------     ----------     ----------      ----------
Retail unit sales .............................      90,615         86,729          3,886           4.5%
Retail sales revenues .........................  $2,365,008     $2,165,954     $  199,054           9.2%
Gross profit ..................................  $  179,069     $  169,690     $    9,379           5.5%
Average gross profit per retail unit sold .....  $    1,976     $    1,957     $       19           1.0%
Gross margin ..................................         7.6%           7.8%          (0.2)%          --

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                               INCREASE/        PERCENT
                                                    2001          2000         (DECREASE)       CHANGE
                                                 ----------     ----------     ----------      ----------
Retail unit sales .............................      67,927         59,144          8,783          14.9%
Total revenues ................................  $1,133,066     $1,003,759     $  129,307          12.9%
Retail sales revenues(1) ......................  $  942,501     $  804,039     $  138,462          17.2%
Gross profit ..................................  $   90,213     $   79,940     $   10,273          12.9%
Average gross profit per retail unit sold .....  $    1,328     $    1,352     $      (24)         (1.8)%
Retail gross margin(2) ........................         9.6%           9.9%          (0.3)%          --
Total gross margin(2) .........................         8.0%           8.0%           0.0%           --

----------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

(2) Retail gross margin equals gross profit divided by retail sales revenues. Total gross margin equals gross profit divided by total revenues.

PARTS AND SERVICE DATA

(dollars in thousands)

                                                                                                PERCENT
                                                    2001           2000         INCREASE        CHANGE
                                                 ----------     ----------     ----------      ----------
Sales revenues..............................      $ 360,201     $ 306,089       $ 54,112           17.7%
Gross profit................................      $ 199,871     $ 167,463       $ 32,408           19.4%
Gross margin................................           55.5%         54.7%           0.8%            --

OTHER DEALERSHIP REVENUES, NET

(dollars in thousands,
except per unit amounts)

                                                                                                 PERCENT
                                                 2001             2000          INCREASE          CHANGE
                                                 ----------     ----------     ----------      ----------
Retail new and used unit sales..............        158,542        145,873         12,669           8.7%
Retail sales revenues.......................      $ 138,099      $ 110,344       $ 27,755          25.2%
Other dealership revenues, net per retail
  unit sold.................................      $     871      $     756       $    115          15.2%

SAME STORE REVENUES COMPARISON (1)

(dollars in thousands)

                                                                                     PERCENT
                                             2001          2000        INCREASE      CHANGE
                                          ----------    ----------    ----------    ----------
New vehicle sales ...................     $2,215,783    $2,086,838    $  128,945           6.2%
Used vehicle sales ..................      1,036,415       955,895        80,520           8.4%
Parts and service sales .............        324,598       290,590        34,008          11.7%
Other dealership revenues, net ......        128,602       103,938        24,664          23.7%
                                          ----------    ----------    ----------    ----------
               Total revenues .......     $3,705,398    $3,437,261    $  268,137           7.8%

----------
(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

         REVENUES. Revenues increased $410.3 million, or 11.4%, to $3,996.4 million for the year ended December 31, 2001, from $3,586.1 million for the year ended December 31, 2000. New vehicle revenues increased primarily due to strong customer acceptance of our products, particularly Toyota, Lexus and Honda, aggressive manufacturer incentives and the acquisitions of additional dealership operations during 2000 and 2001. The growth in used vehicle revenues was primarily attributable to an emphasis on used vehicle sales in the New Mexico, Atlanta, Oklahoma, Boston, Houston, West Texas and Austin markets and the additional dealership operations acquired. The increase in parts and service revenues was due to strong organic growth in the Boston, Houston, Oklahoma and south Florida markets and the additional dealership operations acquired. Other dealership revenues increased primarily due to increased sales training, company-wide benchmarking, a favorable interest rate environment and an increase in the number of retail new and used vehicle sales.

         GROSS PROFIT. Gross profit increased $79.9 million, or 15.1%, to $607.3 million for the year ended December 31, 2001, from $527.4 million for the year ended December 31, 2000. The increase was attributable to an increase in the gross margin from 14.7% for the year ended December 31, 2000, to 15.2% for the year ended December 31, 2001, and increased revenues. The gross margin increased as lower margin new vehicle revenues decreased as a percentage of total revenues, and increased gross profits on parts and service, and other dealership revenues offset reduced gross margins on new vehicle sales. The gross margin on new retail vehicle sales declined to 7.6% from 7.8% due primarily to the decline in interest rates during the year, which resulted in a reduction in the amount of floorplan assistance paid by various of our Manufacturers. The gross margin on retail used vehicle sales decreased to 9.6% from 9.9% due primarily to pressure on used vehicle values caused by aggressive incentives placed on new vehicles by the manufacturers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $64.8 million, or 16.5%, to $458.5 million for the year ended December 31, 2001, from $393.7 million for the year ended December 31, 2000. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, particularly incentive pay to employees, which increased as gross profit increased. Selling, general and administrative expenses increased as a percentage of gross profit to 75.5% from 74.6% due primarily to the additional dealership operations acquired and incentive compensation.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $11.2 million, or 21.1%, to $41.8 million for the year ended December 31, 2001, from $53.0 million for the year ended December 31, 2000. The decrease was due primarily to a decline in interest rates. During the year ended December 31, 2001, there was an approximately 240 basis point reduction in our floorplan financing rate as compared to the prior year.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net, decreased $1,270,000 to $(128,000) for the year ended December 31, 2001, from $1,142,000 for the year ended December 31, 2000. The decrease is due primarily to a $1.0 million gain from the sale of a Chrysler franchise in Austin, Texas, during 2000.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                             INCREASE/         PERCENT
                                                    2000          1999       (DECREASE)        CHANGE
                                                 ----------    ----------    ----------      ----------
Retail unit sales .............................      86,729        60,384        26,345         43.6%
Retail sales revenues .........................  $2,165,954    $1,465,759    $  700,195         47.8%
Gross profit ..................................  $  169,690    $  121,639    $   48,051         39.5%
Average gross profit per retail unit sold .....  $    1,957    $    2,014    $      (57)        (2.8)%
Gross margin ..................................       7.8 %         8.3 %          (0.5)%         --

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                                               PERCENT
                                                    2000          1999        INCREASE         CHANGE
                                                 ----------    ----------    ----------      ----------
Retail unit sales .............................      59,144        45,630        13,514         29.6%
Total revenues ................................  $1,003,759    $  750,807    $  252,952         33.7%
Retail sales revenues(1) ......................  $  804,039    $  606,764    $  197,275         32.5%
Gross profit ..................................  $   79,940    $   59,308    $   20,632         34.8%
Average gross profit per retail unit sold .....  $    1,352    $    1,300    $       52          4.0%
Retail gross margin(2) ........................         9.9%          9.8%          0.1%          --
Total gross margin(2) .........................         8.0%          7.9%          0.1%          --

----------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

(2) Retail gross margin equals gross profit divided by retail sales revenues. Total gross margin equals gross profit divided by total revenues.

PARTS AND SERVICE DATA

(dollars in thousands)

                                                                             INCREASE/        PERCENT
                                                    2000         1999        (DECREASE)       CHANGE
                                                 ----------    ----------    ----------      ----------
Sales revenues ................................  $  306,089    $  212,970    $   93,119        43.7%
Gross profit ..................................  $  167,463    $  116,622    $   50,841        43.6%
Gross margin ..................................        54.7%         54.8%         (0.1)%        --

OTHER DEALERSHIP REVENUES, NET

(dollars in thousands,
except per unit amounts)

                                                                                              PERCENT
                                                    2000          1999       INCREASE         CHANGE
                                                 ----------    ----------    ----------      ----------
Retail new and used unit sales ................     145,873       106,014        39,859         37.6%
Retail sales revenues .........................  $  110,344    $   78,788    $   31,556         40.1%
Other dealership revenues, net per retail
  unit sold ...................................  $      756    $      743    $       13          1.7%

SAME STORE REVENUES COMPARISON(1)

(dollars in thousands)

                                                                                       PERCENT
                                                2000          1999       INCREASE      CHANGE
                                             ----------    ----------    ----------   ----------
New vehicle sales .........................  $1,343,522    $1,232,041    $  111,481      9.0%
Used vehicle sales ........................     677,211       655,625        21,586      3.3%
Parts and service sales ...................     192,971       181,113        11,858      6.5%
Other dealership revenues, net ............      73,468        67,533         5,935      8.8%
                                             ----------    ----------    ----------      ---
               Total revenues .............  $2,287,172    $2,136,312    $  150,860      7.1%

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

         GROSS PROFIT. Gross profit increased $151.0 million, or 40.1%, to $527.4 million for the year ended December 31, 2000, from $376.4 million for the year ended December 31, 1999. The increase was attributable to increased revenues, net of a decrease in gross margin from 15.0% for the year ended December 31, 1999, to 14.7% for the year ended December 31, 2000. The gross margin decreased as lower margin new vehicle revenues increased as a percentage of total revenues, and the gross margin on new vehicle sales declined. The gross margin on new retail vehicle sales declined to 7.8% from 8.3% due to the lower margins of our last two platform acquisitions. Our new vehicle gross margin would have been 8.2%, excluding the impact of our last two platform acquisitions. The gross margins on our other products and services remained relatively consistent with the prior year.

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

         The following table sets forth selected historical information from our statements of cash flows:

                                          YEAR ENDED DECEMBER 31,
                                  ----------------------------------------
                                     2001           2000           1999
                                  ----------     ----------     ----------
                                               (in thousands)
Net cash provided by operating
  activities ...................  $   86,988     $   95,592     $   73,224
Net cash used in investing
  activities ...................     (27,229)       (72,768)      (126,944)
Net cash provided by (used in)
  financing activities .........     (53,425)          (770)       106,101
                                  ----------     ----------     ----------
Net increase in cash and cash
  equivalents ..................  $    6,334     $   22,054     $   52,381
                                  ==========     ==========     ==========

         CASH FLOWS

         Total cash and cash equivalents at December 31, 2001, were $147.2 million, and include $130.4 million of contracts-in-transit, which are generated in the ordinary course of business.

         OPERATING ACTIVITIES. For the three-year period ended December 31, 2001, we generated $255.8 million in net cash from operating activities, primarily driven by net income plus depreciation and amortization. Excluding working capital changes, during 2001 cash flows from operating activities increased $10.2 million over the prior-year period.

         INVESTING ACTIVITIES. The $27.2 million of cash used for investing activities during 2001 was primarily attributable to purchases of property and equipment and cash paid in acquisitions, net of cash balances obtained in the acquisitions, partially offset by proceeds from sales of franchises. During 2001, we used approximately $20.9 million in purchasing property and equipment, of which, approximately $12.5 million was for the purchase of land and construction of new facilities.

         During 2000, $72.8 million of cash was used for investing activities, primarily attributable to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions, and purchases of property and equipment, partially offset by proceeds from the sales of franchises. During 2000, we used approximately $17.3 million in purchasing property and equipment, of which, approximately $8.8 million was for the purchase of land and construction of new facilities.

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

         FINANCING ACTIVITIES. We used approximately $53.4 million in financing activities during 2001. The uses were primarily attributable to paydowns made on our revolving credit facility and purchases of treasury stock, largely offset by the proceeds of our common stock offering. In October 2001, we completed an offering of 3.3 million shares of our common stock, with net proceeds from the offering, after expenses, of approximately $98.5 million. The proceeds from the offering, as well as cash flows from operations, were used to reduce the outstanding balance under our credit facility by $118.6 million. We may re-borrow the amounts repaid under our credit facility for general corporate purposes, including acquisitions.

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

         WORKING CAPITAL. At December 31, 2001, we had working capital of $154.7 million, which is approximately $100 million higher than we believe we need to operate our business. We expect to use this excess working capital to fund acquisitions and anticipated capital expenditures. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain Manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our credit facility to fund our current operations, anticipated capital expenditures and acquisitions.

         STOCK REPURCHASE

         The board of directors has authorized us to repurchase a portion of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to spend approximately 33 percent of our cumulative net income to repurchase stock. During 2001 we repurchased 0.4 million shares for approximately $9.3 million, excluding shares repurchased to fulfill obligations under our employee stock purchase plan. At times we have purchased our stock from related parties. These transactions were completed at then current market prices. We allocate resources based on a risk-adjusted analysis of expected returns. As such, we may repurchase shares of our common stock if market conditions allow us to receive an acceptable return on investment.

         CAPITAL EXPENDITURES

         Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures exclusive of new or expanded operations have approximately equaled our annual depreciation charge. Expenditures relating to the construction or expansion of dealership facilities, generally, are driven by new franchises being awarded to us by a manufacturer or significant growth in sales at an existing facility. During 2002, we plan to invest approximately $21 million to expand nine existing facilities and prepare six new facilities for operations. Additionally, during 2002, we will be relocating certain dealerships we own to new facilities that are being constructed and financed by related and third-parties. We estimate that the relocation of our stores to the new facilities will result in incremental rent expense of approximately $0.7 million, per year.

         ACQUISITION FINANCING

         We anticipate acquiring at least $500 million in revenues during 2002, consisting of both platform and tuck-in acquisitions. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships and borrowings under our credit facility.

         CREDIT FACILITY

         Our credit facility provides a floorplan facility of $702 million, with an interest rate of LIBOR plus 112.5 basis points, for financing vehicle inventories. Additionally, the credit facility provides an acquisition facility of $198 million for financing acquisitions, general corporate purposes and capital expenditures and bears interest at LIBOR plus a margin varying between 175 to 325 basis points, dependent upon certain financial ratios. The amount available to be borrowed under the acquisition portion of the credit facility is dependent upon a calculation based on our cash flow and maintaining certain financial ratios. The credit facility also contains various covenants including financial ratios, such as fixed-charge coverage, interest coverage and a minimum net worth requirement, among others, as well as other requirements which must be maintained. The lending group making up the credit facility is comprised of 15 major financial institutions, including five manufacturer captive finance companies. The manufacturer captive finance companies are Ford Motor Credit Company, Toyota Motor Credit Corporation, BMW Financial Services N.A. Inc., Chrysler Financial Company, L.L.C. and Mercedes-Benz Credit Corporation. As of March 15, 2002, $198 million is available to be drawn under the acquisition facility, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants. The credit facility allows 33% of net income to be paid as cash dividends.

         During July 2001, we entered into a two-year interest rate swap with a notional amount of $100 million. Additionally, during October 2001, we entered into a three-year interest rate swap with a notional amount of $100 million. The effect of these swaps is to convert the interest rate on a portion of our borrowings from the 30-day LIBOR to an average fixed rate of interest of 5.20%.

         LEASES

         We lease various real estate, facilities and equipment under long-term operating lease agreements, including leases with related parties. Generally, the related-party and third-party leases have 30-year total terms with initial terms of 15 years and three five-year option periods, at our option. See Note 11 to the Financial Statements, which summarizes our obligations to related and third-parties. Additionally, we generally have an option to purchase the real estate and facilities at the end of the lease term, and a right of first refusal, giving us the opportunity to purchase the real estate and facilities, if the owner reaches an agreement to sell them to a third party.

         OBLIGATIONS AND COMMITMENTS

         The following is a summary of our future contractual cash obligations:

       CONTRACTUAL CASH
          OBLIGATIONS               2002        2003        2004        2005        2006     THEREAFTER    TOTAL
------------------------------    --------    --------    --------    --------    --------   ----------   ---------
                                                             (in thousands)
Debt(1) ......................    $  1,687    $  1,381    $    874    $    881    $    555    $ 91,808    $ 97,186
Floorplan notes payable(1) ...          --     364,954          --          --          --          --     364,954
Leases .......................      30,875      30,455      30,138      28,869      28,445     153,030     301,812
Other long-term
obligations ..................          25          25          25          25          25       1,025       1,150
                                  --------    --------    --------    --------    --------    --------    --------
Total ........................    $ 32,587    $396,815    $ 31,037    $ 29,775    $ 29,025    $245,863    $765,102
                                  ========    ========    ========    ========    ========    ========    ========

----------
(1) Excludes interest payments.

         Our credit facility is currently set to mature on December 31, 2003. The credit facility provides commitments for inventory financing, floorplan notes payable, up to $702 million, of which we had borrowed $365.0 million at December 31, 2001. Payments, generally, are required to be made on the floorplan notes payable as the vehicles are sold. The credit facility also provides commitments for a revolving credit line for general corporate purposes, including acquisitions, up to $198 million, of which none was outstanding at December 31, 2001. Other than the interest rate swap agreements discussed above, there are no other significant contractual commitments to or from us.

         CURRENT BUSINESS TRENDS

         During 2001, approximately 17.2 million new vehicles were sold in the United States. Industry analyst estimates for 2002 are predicting new vehicle unit sales of between 15.5 million and 16.0 million units. Annual sales of 15.5 million units would rank as the sixth highest total of new vehicle retail sales in the United States during the past 100 years. As the used vehicle market is less cyclical than the new vehicle market, we expect to see continued single-digit growth in used vehicle retail sales volume. Due to the increase in units in operation from the recent record new vehicle sales, and the increasing complexity of the vehicles being sold today, we expect to see growth in the parts and service market for franchised automobile dealers. With respect to interest rates, the one-month LIBOR, which averaged approximately 3.9% during 2001, has fallen to approximately 1.9% in March 2002.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying consolidated financial statements relate to reserves for inventory valuations and future chargebacks on finance and vehicle service contract fees, and valuation of intangible assets. Actual results could differ from those estimates.

         Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies. See Note 2 to our consolidated financial statements for additional discussion regarding our accounting policies.

         INVENTORIES

         New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific-unit basis. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our Manufacturers. The assistance is accounted for as a purchase discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As the market value of our inventories typically declines with the passage of time, valuation reserves are provided against the inventory balances based on the agings of the inventories and market trends.

         FINANCE AND SERVICE CONTRACT INCOME RECOGNITION

         We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers over predetermined financing rates set by the financing institution. In addition, we receive fees from the sale of vehicle service contracts to customers.

         We may be charged back ("chargebacks") for unearned financing fees or vehicle service contract fees in the event of early termination of the contracts by customers. The revenues from financing fees and vehicle service contract fees in administrator-obligor states are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. In dealer-obligor states, revenues from vehicle service contract fees and related direct costs are deferred and recognized over the life of the contracts. Finance and vehicle service contract revenues, net of estimated chargebacks, are included in other dealership revenues in the accompanying consolidated financial statements.

         INTANGIBLE ASSETS

         The following are recently issued statements by the Financial Accounting Standards Board that we believe could have a significant impact on our reported financial condition or statement of operations.

         In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued. SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method as the only acceptable method. We adopted this statement effective July 1, 2001. Acquired intangible assets, if any, are separately recognized if, among other things, the benefit is obtained through contractual or other legal rights, such as franchise agreements. Goodwill is recorded only to the extent the purchase price for an entity exceeds the fair value of the net tangible assets and identifiable intangible assets acquired.

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. A portion of our intangible assets relate to franchise value, which is considered to have an indefinite life. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement will result in the elimination of approximately $7.5 million of goodwill amortization, annually, subsequent to December 31, 2001. Additionally, adoption could result in an impairment of goodwill, based on the new fair-value based test, which would be reflected as a cumulative effect of change in accounting principle on January 1, 2002. We are currently analyzing the impact this statement will have on our consolidated results of operations and financial position.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

         This annual report includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations, including those plans, goals, beliefs and expectations of our officers and directors with respect to, among other things:

         o   the completion of pending and future acquisitions

         o   operating cash flows and availability of capital

         o   future stock repurchases

         o   capital expenditures

         o changes in sales volumes in the new and used vehicle and parts and service markets

         o   impact of new accounting standards

         o   business trends and interest rates

         Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including;

         o the future economic environment, including consumer confidence, interest rates and manufacturer incentives, may affect the demand for new and used vehicles and parts and service sales

         o regulatory environment, adverse legislation, or unexpected litigation

         o our principal automobile manufacturers, especially Ford, Toyota and GM may not continue to produce or make available to us vehicles that are in high demand by our customers

         o requirements imposed on us by our Manufacturers may affect our acquisitions and capital expenditures related to our dealership facilities

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

         o available capital resources may limit our ability to complete construction of new or expanded facilities

         o   our cost of financing could increase significantly

         o new accounting standards could materially impact our reported earnings per share

         The information contained in this annual report, including the information set forth under the heading "Business", identifies factors that could affect our operating results and performance. We urge you to carefully consider those factors.

         All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about our market-sensitive financial instruments and constitutes a "forward-looking statement." Our major market-risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading.

                                                                                                               FAIR VALUE
                                                                                                               DECEMBER 31,
                                                            EXPECTED MATURITY DATE                                 2001
                                  --------------------------------------------------------------------------   -------------
(dollars in millions)              2002        2003      2004        2005       2006   Thereafter    Total
                                  -------    -------    -------     -------   -------  ----------   -------
VARIABLE RATE DEBT .............
Current ........................  $   0.1    $ 365.0    $    --     $    --   $    --   $    --   $ 365.1       $ 365.1
  Average interest rates .......     3.37%      3.27%        --          --        --        --
Non-current ....................  $    --    $   0.1    $    --     $    --   $    --   $    --   $   0.1       $   0.1
  Average interest rates .......       --       3.37%        --          --        --        --
                                  -------    -------    -------     -------   -------   -------   -------
Total variable rate debt .......  $   0.1    $ 365.1    $   0.0     $   0.0   $   0.0   $   0.0   $ 365.2
Interest rate swaps ............  $    --    $ 100.0    $ 100.0     $    --   $    --   $    --   $ 200.0       $   1.3
  Average pay rate (fixed)(1)...       --       5.53%      4.88%         --        --        --
  Average receive rate
(variable)(1)(2) ...............       --       3.00%      3.00%         --        --        --
                                  -------    -------    -------     -------   -------   -------   -------
Net variable rate debt .........  $   0.1    $ 265.1    $(100.0)    $   0.0   $   0.0   $   0.0   $ 165.2
                                  =======    =======    =======     =======   =======   =======   =======

----------
(1) The rate shown includes the 112.5 basis point spread charged on the floorplan notes payable.

(2) Both swaps variable rates are based on 30-day LIBOR. The rate shown is as of December 31, 2001.

         We receive interest assistance from various Manufacturers. Generally, this assistance equals approximately 70% to 100% of our floorplan notes payable interest expense. During 2001, we recognized $29.1 million of assistance, which we accounted for as a purchase discount and reflected as a reduction of cost of sales in the income statement as vehicles were sold.

         Based on our capital structure as of December 31, 2001, a 100 basis point change in interest rates would result in an estimated $1.5 million change in interest expense, net of tax. However, as a portion of the interest assistance we receive from the Manufacturers tracks changes in interest rates, we estimate that there is effectively no direct impact on our net income of any change in interest rates.

         Also see "Business - Factors that may Affect Future Results - Impact of Changes in Interest Rates."

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the definitive Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 22, 2002, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Financial Statements

             The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

         (b) Reports on Form 8-K

         On October 30, 2001, the Company filed a Current Report on Form 8-K reporting under Item 5 and including exhibits under Item 7 thereof.

         (c) Exhibits

     EXHIBIT
      NUMBER                                                       DESCRIPTION
     -------                                                       -----------
       3.1      --   Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the
                     Company's Registration Statement on Form S-1 Registration No. 333-29893).

       3.2      --   Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to
                     Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

       3.3      --   Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement
                     on Form S-1 Registration No. 333-29893).

       4.1      --   Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's Registration
                     Statement on Form S-1 Registration No. 333-29893).

       4.2      --   Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 of the Company's Registration
                     Statement on Form S-3 Registration No. 333-69693).

       4.3      --   Form of Subordinated Debt Securities (included in Exhibit 4.2).

       4.4      --   First Supplemental Indenture dated as of March 5, 1999 among Group 1 Automotive, Inc., the Subsidiary
                     Guarantors named therein and IBJ Whitehall Bank & Trust Company (Incorporated by reference to Exhibit 4.1 of the Company's current report of Form 8-K dated March 5, 1999).

       4.5      --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009 (included in Exhibit 4.4).

      10.1      --   Employment Agreement between the Company and B.B. Hollingsworth, Jr. effective March 1, 2002.

      10.2      --   Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1997).

     EXHIBIT
      NUMBER                                                       DESCRIPTION
     -------                                                       -----------
      10.3      --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year-ended December 31,
                     1997).

      10.4      --   Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year-ended December 31,
                     1997).

      10.5      --   1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company's Registration
                     Statement on Form S-1 Registration No. 333-29893).

      10.6      --   First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company's
                     Registration Statement on Form S-1 Registration No. 333-29893).

      10.7      --   Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by reference to Exhibit
                     10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.8      --   Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to Exhibit
                     10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.9      --   Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to
                     Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.10     --   Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.11     --   Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's Registration
                     Statement on Form S-1 Registration No. 333-29893).

      10.12     --   1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company's
                     Registration Statement on Form S-1 Registration No. 333-29893).

      10.13     --   Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc. (Incorporated by
                     reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 Registration No.
                     333-29893).

      10.14     --   Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement
                     (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1
                     Registration No. 333-29893).

      10.15     --   Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc. dated September
                     4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1
                     Registration No. 333-29893).

      10.16     --   Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated April 5, 1993
                     (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1
                     Registration No. 333-29893).

      10.17     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. dated August
                     21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1
                     Registration No. 333-29893).

      10.18     --   Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to
                     Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.19     --   Fourth Amended and Restated Revolving Credit Agreement, dated as of October 15, 1999, and Effective as of
                     November 1, 1999 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
                     dated October 29, 1999).

      10.20     --   Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of March 7, 2000
                     (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the
                     year-ended December 31, 2000).

     EXHIBIT
      NUMBER                                                       DESCRIPTION
     -------                                                       -----------
      10.21     --   Second Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of May 22, 2000
                     (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the
                     year-ended December 31, 2000).

      10.22     --   Third Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of December 1, 2000
                     (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the
                     year-ended December 31, 2000).

      10.23     --   Fourth Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of November 9, 2001.

      10.24     --   Stock Pledge Agreement dated December 19, 1997 (Incorporated by reference to Exhibit 10.54 of the
                     Company's Annual Report on Form 10-K for the year-ended December 31, 1997).

      10.25     --   First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).

      10.26     --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year-ended December 31,
                     1998).

      10.27     --   Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of the
                     Company's Annual Report on Form 10-K for the year-ended December 31, 1998).

      10.28     --   Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).

      10.29     --   Second Amendment to the 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the
                     Company's Current Report on Form 8-K dated May 14, 1999).

      10.30     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-83260).

      10.31     --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-75754).

      10.32     --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock Incentive Plan (Incorporated by reference to
                     Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-75784).

      10.33     --   ISDA Master Agreement.

      10.34     --   Interest Rate Swap Confirmation, dated as of July 23, 2001.

      10.35     --   Interest Rate Swap Confirmation, dated as of October 19, 2001.

      10.36     --   Employment Agreement between the Company and Kevin H. Whalen dated November 3, 1997 (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year-ended
                     December 31, 1997).

      11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

      21.1      --   Group 1 Automotive, Inc. Subsidiary List.

      23.1      --   Consent of Arthur Andersen LLP.

      99.1      --   Letter regarding representations from Arthur Andersen LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 20th day of March, 2002.

                                          Group 1 Automotive, Inc.


                                          By: /s/ B.B. Hollingsworth, Jr.
                                             ----------------------------------
                                                  B.B. Hollingsworth, Jr.
                                                  Chairman, President and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 20th day of March, 2002.

                       SIGNATURE                                              TITLE
                       ---------                                              -----
         /s/ B.B. Hollingsworth, Jr.                          Chairman, President and Chief
----------------------------------------------------------    Executive Officer and Director (Principal
         B.B. Hollingsworth, Jr.                              Executive Officer)

         /s/ Scott L. Thompson                                Executive Vice President,
----------------------------------------------------------    Chief Financial Officer and Treasurer
         Scott L. Thompson                                    (Chief Financial and Accounting Officer)

         /s/ John L. Adams                                    Director
----------------------------------------------------------
         John L. Adams

         /s/ Bennett E. Bidwell                               Director
----------------------------------------------------------
         Bennett E. Bidwell

         /s/ John H. Duncan                                   Director
----------------------------------------------------------
         John H. Duncan

         /s/ Robert E. Howard II                              Director
----------------------------------------------------------
         Robert E. Howard II

         /s/ Max P. Watson, Jr.                               Director
----------------------------------------------------------
         Max P. Watson, Jr.

         /s/ Kevin H. Whalen                                  Director
----------------------------------------------------------
         Kevin H. Whalen

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Group 1 Automotive, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Houston, Texas
February 14, 2002

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
                                                                     (in thousands)
                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................    $    147,212    $    140,878
   Accounts and notes receivable, net ....................          43,684          39,709
   Inventories, net ......................................         454,961         527,101
   Deferred income taxes .................................          10,721           7,661
   Other assets ..........................................           5,354           5,190
                                                              ------------    ------------
     Total current assets ................................         661,932         720,539
                                                              ------------    ------------
PROPERTY AND EQUIPMENT, net ..............................          83,011          70,901
INTANGIBLE ASSETS, net ...................................         282,527         285,892
INVESTMENTS AND DEFERRED COSTS
   FROM REINSURANCE ACTIVITIES ...........................          21,187          15,511
OTHER ASSETS .............................................           5,768           6,710
                                                              ------------    ------------
     Total assets ........................................    $  1,054,425    $  1,099,553
                                                              ============    ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable ...............................    $    364,954    $    536,707
   Current maturities of long-term debt ..................           1,687           1,506
   Accounts payable ......................................          73,089          57,872
   Accrued expenses ......................................          67,489          69,685
                                                              ------------    ------------
     Total current liabilities ...........................         507,219         665,770
                                                              ------------    ------------
DEBT, net of current maturities ..........................          10,497          45,949
SENIOR SUBORDINATED NOTES ................................          85,002          94,444
DEFERRED INCOME TAXES ....................................           9,982           8,668
OTHER LIABILITIES ........................................          20,776          16,384
                                                              ------------    ------------
     Total liabilities before deferred revenues ..........         633,476         831,215
                                                              ------------    ------------
DEFERRED REVENUES FROM INSURANCE
   POLICY AND VEHICLE SERVICE CONTRACT SALES .............          28,706          20,922
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, 1,000,000 shares authorized, none
     issued or outstanding ................................             --              --
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 23,029,853 and 21,260,227 issued ........            230             213
   Additional paid-in capital .............................        251,145         170,683
   Retained earnings ......................................        147,959          92,517
   Accumulated other comprehensive loss ...................           (807)             --
   Treasury stock, at cost, 343,345 and 1,494,488 shares...         (6,284)        (15,997)
                                                              ------------    ------------
     Total stockholders' equity ...........................        392,243         247,416
                                                              ------------    ------------
     Total liabilities and stockholders' equity ...........   $  1,054,425    $  1,099,553
                                                              ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                   2001             2000             1999
                                               ------------     ------------     ------------
                                              (dollars in thousands, except per share amounts)
REVENUES:
  New vehicle sales .......................    $  2,365,008     $  2,165,954     $  1,465,759
  Used vehicle sales ......................       1,133,066        1,003,759          750,807
  Parts and service sales .................         360,201          306,089          212,970
  Other dealership revenues, net ..........         138,099          110,344           78,788
                                               ------------     ------------     ------------
     Total revenues .......................       3,996,374        3,586,146        2,508,324

COST OF SALES:
  New vehicle sales .......................       2,185,939        1,996,264        1,344,120
  Used vehicle sales ......................       1,042,853          923,819          691,499
  Parts and service sales .................         160,330          138,626           96,348
                                               ------------     ------------     ------------
     Total cost of sales ..................       3,389,122        3,058,709        2,131,967
                                               ------------     ------------     ------------

GROSS PROFIT ..............................         607,252          527,437          376,357

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ................         458,546          393,679          279,791
                                               ------------     ------------     ------------
     Income from operations before
       non-cash charges ...................         148,706          133,758           96,566

DEPRECIATION EXPENSE ......................           8,216            7,587            4,853
AMORTIZATION EXPENSE ......................           9,142            8,451            5,763
                                               ------------     ------------     ------------

     Income from operations ...............         131,348          117,720           85,950

OTHER INCOME AND (EXPENSES):
  Floorplan interest expense, excludes
     manufacturer interest assistance .....         (27,935)         (37,536)         (20,395)
  Other interest expense, net .............         (13,863)         (15,500)         (10,052)
  Other income (expense), net .............            (128)           1,142              186
                                               ------------     ------------     ------------
INCOME BEFORE INCOME TAXES ................          89,422           65,826           55,689

PROVISION FOR INCOME TAXES ................          33,980           25,014           22,174
                                               ------------     ------------     ------------
NET INCOME ................................    $     55,442     $     40,812     $     33,515
                                               ============     ============     ============
Earnings per share:
  Basic ...................................    $       2.75     $       1.91     $       1.62
  Diluted .................................    $       2.59     $       1.88     $       1.55
Weighted average shares outstanding:
  Basic ...................................      20,137,661       21,377,902       20,683,308
  Diluted .................................      21,415,154       21,709,833       21,558,920

        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        ACCUMULATED
                                        COMMON STOCK         ADDITIONAL                    OTHER
                                    --------------------      PAID-IN      RETAINED    COMPREHENSIVE    TREASURY
                                      SHARES      AMOUNT      CAPITAL      EARNINGS         LOSS          STOCK         TOTAL
                                    ----------    ------     ----------    --------    -------------    ---------      --------
                                                                      (dollars in thousands)

BALANCE, December 31, 1998.......   18,267,515     $ 183      $118,469     $ 18,190      $    --         $  (658)      $136,184
  Net income.....................           --        --            --       33,515           --              --         33,515
  Common stock offering, net.....    2,000,000        20        42,866           --           --              --         42,886
  Issuance of common stock in
     acquisitions................    1,459,852        15        21,069           --           --              --         21,084
  Proceeds from sales of common
     stock under employee
     benefit plans...............      322,195         3         4,195           --           --              --          4,198
  Issuance of treasury stock to
     employee benefit plans......     (248,195)       (3)       (5,201)          --           --           5,204             --
  Purchase of treasury stock.....           --        --            --           --           --          (5,838)        (5,838)
                                    ----------     -----      --------     --------      -------         -------       --------
BALANCE, December 31, 1999.......   21,801,367       218       181,398       51,705           --          (1,292)       232,029
  Net income.....................           --        --            --       40,812           --              --         40,812
  Issuance of common stock in
     acquisitions................      633,888         6         6,223           --           --              --          6,229
  Proceeds from sales of common
     stock under employee
     benefit plans...............      413,004         4         3,680           --           --              --          3,684
  Issuance of treasury stock to
     employee benefit plans......     (341,004)       (3)       (4,510)          --           --           4,513             --
  Purchase of treasury stock.....           --        --            --           --           --         (35,338)       (35,338)
  Cancellation of treasury
     stock purchased.............   (1,247,028)      (12)      (16,108)          --           --          16,120             --
                                    ----------     -----      --------     --------      -------         -------       --------
BALANCE, December 31, 2000.......   21,260,227       213       170,683       92,517           --         (15,997)       247,416
  Comprehensive income:
     Net income..................           --        --            --       55,442           --              --         55,442
     Other accumulated
       comprehensive income:
        Interest rate swap
          adjustment.............           --        --            --           --          (807)            --           (807)
                                                                                                                       --------
  Total comprehensive income.....                                                                                      $ 54,635

  Common stock offering, net.....    3,300,000        33        98,489           --            --             --         98,522
  Proceeds from sales of common
     stock under employee
     benefit plans...............      439,325         4         4,997           --            --             --          5,001
  Issuance of treasury stock to
     employee benefit plans......     (390,254)       (4)       (4,669)          --            --          4,673             --
  Purchase of treasury stock.....           --        --            --           --            --        (13,966)       (13,966)
  Cancellation of treasury stock
     purchased...................   (1,579,445)      (16)      (18,990)          --            --         19,006             --
  Tax benefit from options
      exercised..................           --        --           635           --            --             --            635
                                    ----------     -----      --------     --------      --------        -------       --------
BALANCE, December 31, 2001.......   23,029,853     $ 230      $251,145     $147,959      $   (807)       $(6,284)      $392,243
                                    ==========   =========    ========     ========      ========        =======       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                        2001           2000           1999
                                                                     ----------     ----------     ----------
                                                                              (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................   $   55,442     $   40,812     $   33,515
  Adjustments to reconcile net income to net
     cash provided by operating activities -
     Depreciation and amortization ...............................       17,358         16,038         10,616
     Deferred income taxes .......................................       (1,225)         6,370          4,011
     Provision for doubtful accounts and uncollectible notes .....        1,732          1,176          1,153
     (Gain) loss on sale of assets ...............................          120            (87)           (53)
     Gain on sale of franchise ...................................           --         (1,048)            --
     Changes in assets and liabilities -
       Accounts receivable .......................................       (4,996)        (1,930)        (4,717)
       Inventories ...............................................       68,472        (78,480)       (49,079)
       Prepaid expenses and other assets .........................       (6,689)        (2,167)        (3,487)
       Floorplan notes payable ...................................      (81,126)       113,424         68,584
       Accounts payable, accrued expenses and deferred revenues ..       37,900          1,484         12,681
                                                                     ----------     ----------     ----------
       Total adjustments .........................................       31,546         54,780         39,709
                                                                     ----------     ----------     ----------
         Net cash provided by operating activities ...............       86,988         95,592         73,224
                                                                     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in notes receivable ................................       (2,678)        (2,933)        (2,452)
     Collections on notes receivable .............................        1,150          1,413          1,040
     Purchases of property and equipment .........................      (20,857)       (17,252)       (27,382)
     Proceeds from sale of property and equipment ................          818          1,371         11,705
     Proceeds from sales of franchises ...........................        5,373          9,700             --
     Cash paid in acquisitions, net of cash received .............      (11,035)       (65,067)      (109,855)
                                                                     ----------     ----------     ----------
         Net cash used in investing activities ...................      (27,229)       (72,768)      (126,944)
                                                                     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on revolving credit facility ......     (118,572)        25,250        (32,000)
     Principal payments of long-term debt ........................       (1,791)        (6,321)        (3,610)
     Borrowings of long-term debt ................................        1,426          1,098          5,684
     Proceeds from common stock offering, net ....................       98,522             --         42,886
     Proceeds from senior subordinated notes offering, net .......           --             --         94,781
     Purchase of senior subordinated notes .......................       (9,601)        (3,587)            --
     Proceeds from issuance of common stock to benefit plans .....        5,001          3,684          4,198
     Purchase of treasury stock, amounts based on settlement
       date ......................................................      (28,410)       (20,894)        (5,838)
                                                                     ----------     ----------     ----------
         Net cash provided by (used in) financing activities .....      (53,425)          (770)       106,101
                                                                     ----------     ----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........................        6,334         22,054         52,381

CASH AND CASH EQUIVALENTS, beginning of period ...................      140,878        118,824         66,443
                                                                     ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period .........................   $  147,212     $  140,878     $  118,824
                                                                     ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
     Interest ....................................................   $   44,647     $   53,226     $   27,156
     Income taxes ................................................   $   28,975     $   19,150     $   22,812

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in Texas, Oklahoma, Florida, Georgia, New Mexico, Colorado, Louisiana and Massachusetts. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair service; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the "Company" or "Group 1".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation / Reclassifications

         All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

         Revenue Recognition

         Revenues from vehicle sales, parts sales and vehicle service are recognized upon completion of the sale and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

         Finance, Insurance and Service Contract Income Recognition

         The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, the Company receives fees from the sale of vehicle service contracts to customers.

         The Company may be charged back ("chargebacks") for unearned financing fees or vehicle service contract fees in the event of early termination of the contracts by customers. The revenues from financing fees and vehicle service contract fees in administrator-obligor states are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. In dealer-obligor states, revenues from vehicle service contract fees and related direct costs are deferred and recognized over the life of the contracts. Finance and vehicle service contract revenues, net of estimated chargebacks, are included in other dealership revenues in the accompanying consolidated financial statements.

         The Company consolidates the operations of its reinsurance company. The Company reinsures the credit life and accident and health insurance policies sold by its dealerships. All of the revenues and related direct costs from the sales of these policies are deferred and recognized over the life of the policies, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises."

         Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid investments that have an original maturity of three months or less at the date of purchase, as well as contracts-in-transit. Contracts-in-transit represent contracts on vehicles sold, for which the proceeds are in transit from financing institutions. As of December 31, 2001 and 2000, contracts-in-transit totaled $130.4 and $117.6 million, respectively.

         Inventories

         New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific-unit basis. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reconditioning cost, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. The assistance is accounted for as a purchase discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. At December 31, 2001 and 2000, inventory cost had been reduced by $4.2 and $5.2 million, respectively, for interest assistance received from manufacturers.

         Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

         Valuation reserves are provided against the inventory balances based on the agings of the inventories and market trends.

         Property and Equipment

         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

         Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

         Intangible Assets

         Intangible assets represent the excess of the purchase price of dealerships acquired over the fair value of tangible assets acquired at the date of acquisition. Currently, goodwill is amortized on a straight-line basis over 40 years. Amortization expense charged to operations totaled approximately $7.5, $6.7, and $4.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated amortization totaled approximately $21.0 and $13.7 million as of December 31, 2001 and 2000, respectively. See "Recent Accounting Pronouncements" for discussion of SFAS No. 142, which will impact the accounting for intangible assets in subsequent years.

         Impairment of Long-Lived Assets

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 121 is permanent and may not be restored. Through December 31, 2001, the Company has not recorded any significant impairment writedowns of its long-lived assets.

         Income Taxes

         The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 12 regarding income taxes.

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Fair Value of Financial Instruments

         The Company's financial instruments consist primarily of floorplan notes payable and long-term debt. Excluding the Company's senior subordinated notes, the carrying amount of these financial instruments approximates fair value due either to length of maturity or existence of variable interest rates that approximate market rates. Specifically, the carrying value of the Company's senior subordinated notes, which are currently on the books with a cost basis of $85.0 million, net of discount, have a fair value, based on current market prices, of $90.7 million.

         During 2001, the Company entered into two interest rate swap transactions. The Company entered into the swaps to mitigate its exposure to fluctuations in interest rates and has designated the swaps as cash flow hedges, in accordance with SFAS No. 133. The details of the transactions are as follows:

                                                                                            FAIR VALUE
                             NOTIONAL           RATE               RATE                AT DECEMBER 31, 2001
  EXPIRATION DATE             AMOUNT            PAID             RECEIVED               ASSET (LIABILITY)
  ---------------             ------            ----             --------              --------------------
     July 2003             $100 million         4.40%          30-day LIBOR                  $(2,236,544)
    October 2004           $100 million         3.75%          30-day LIBOR                  $   934,019

         The net fair value of the swaps is included in other liabilities, with a corresponding charge to other comprehensive income, net of tax. If the interest rates at December 31, 2001, remain unchanged, the cash flow settlements to be paid by the Company for the next twelve months would total approximately $4.4 million.

         Factory Incentives

         The Company receives various incentive payments from some of its automobile manufacturers. These incentive payments are typically received on parts purchases from the automobile manufacturers and on new vehicle retail sales. These incentives are reflected as reductions of cost of sales in the statement of operations.

         Advertising

         The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000, and 1999 totaled $38.3, $38.1 and $25.9 million, respectively.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements relate to reserves for inventory valuations and future chargebacks on finance and vehicle service contract fees, and valuation of intangible assets. Actual results could differ from those estimates.

         Statements of Cash Flows

         For purposes of the statements of cash flows, cash and cash equivalents include contracts-in-transit, which are typically collected within 15 days. Additionally, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the statements of cash flows.

         Related Party Transactions

         From time-to-time, the Company enters into transactions with related parties. Related parties include officers, directors, five percent or greater shareholders and other management personnel of the Company.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At times, the Company has purchased its stock from related parties. These transactions were completed at then current market prices. See Note 11 for information regarding related party lease commitments. There are no other significant related party transactions.

         Earnings Per Share

         SFAS No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2001, 2000 and 1999:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                            2001             2000             1999
                                                                        ------------     ------------     ------------
Common stock issued, beginning of period ............................     21,260,227       21,801,367       18,267,515
   Weighted average common stock issued in offerings ................        605,753               --        1,664,049
   Weighted average common stock issued in acquisitions .............             --          633,888          739,071
   Weighted average common stock issued to employee stock
      purchase plan .................................................        180,034          208,202          128,757
   Weighted average common stock issued in stock option exercises ...         62,773           14,191           32,978
   Less: Weighted average treasury shares purchased and weighted
      average shares purchased and cancelled ........................     (1,971,126)      (1,279,746)        (149,062)
                                                                        ------------     ------------     ------------
Shares used in computing basic earnings per share ...................     20,137,661       21,377,902       20,683,308
   Dilutive effect of stock options, net of assumed repurchase
      of treasury stock .............................................      1,277,493          331,931          875,612
                                                                        ------------     ------------     ------------
Shares used in computing diluted earnings per share .................     21,415,154       21,709,833       21,558,920
                                                                        ============     ============     ============

         Recent Accounting Pronouncements

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 137 amended the effective date to be for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 138, issued in June 2000, addresses a limited number of issues that were causing implementation difficulties for numerous entities applying SFAS No. 133. The Company's adoption of the provisions of this statement on January 1, 2001, did not have any impact on the results of operations or financial position.

         In June 2001, SFAS No. 141, "Business Combinations" was issued. SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method as the only acceptable method. The Company adopted this statement effective July 1, 2001. Acquired intangible assets, if any, are separately recognized if, among other things, the benefit is obtained through contractual or other legal rights, such as franchise agreements. Goodwill is recorded only to the extent the purchase price for an entity exceeds the fair value of the net tangible assets and identifiable intangible assets acquired.

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill, however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a fair-value based test. A portion of the Company's intangible assets relate to franchise value, which is considered to have an indefinite life. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement will result in the elimination of approximately $7.5 million of goodwill amortization, annually, subsequent to December 31, 2001. Additionally, adoption could result in an impairment of goodwill, based on the new fair-value based test, which would be reflected as a cumulative effect of change in accounting principle on January 1, 2002. Management is currently analyzing the impact this statement will have on its consolidated results of operations and its financial position.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 supercedes SFAS No. 121 and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and the interim periods within. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its consolidated results of operations or financial position.

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

3.   BUSINESS COMBINATIONS:

         During 2001, the Company acquired four automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions included approximately $11.0 million in cash, net of cash received, the assumption of an estimated $7.7 million of inventory financing and the assumption of approximately $0.3 million of notes payable. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $8.5 million of intangible assets, a portion of which is currently being amortized over 40 years. See "Recent Accounting Pronouncements" for a discussion of SFAS No. 142, which will impact the accounting for intangible assets in subsequent years. Additionally, during 2001, the Company sold eight dealership franchises for $5.4 million in cash. No gain or loss was recognized on these sales as they were completed at net book value.

         The following pro forma financial information consists of income statement data from the consolidated financial statements plus (1) unaudited income statement data for all acquisitions and dispositions completed between January 1, 2001, and December 31, 2001, assuming that they occurred on January 1, 2000, and (2) certain pro forma adjustments discussed below:

                                                 2001                    2000
                                               --------                --------
                                            (in millions, except per share amounts)
                                                          (unaudited)
Revenues ............................          $4,045.7                $3,575.5
Gross profit ........................             615.7                   527.8
Income from operations ..............             133.2                   118.4
Net income ..........................              56.3                    41.6
Basic earnings per share ............              2.80                    1.95
Diluted earnings per share ..........              2.63                    1.92

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Pro forma adjustments included in the amounts above primarily relate to: (a) increases in revenues related to changes in the contractual commission arrangements on certain third-party products sold by the dealerships; (b) changes in interest expense resulting from net cash borrowings utilized to complete acquisitions, net of interest rate reductions received; and (c) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.

         During 2000, the Company acquired 16 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired and satisfying certain contingent acquisition payment arrangements from previous transactions, included approximately $65.1 million in cash, net of cash received, $6.8 million of acquisition payments payable, the issuance of approximately 630,000 shares of restricted/unregistered common stock, the assumption of an estimated $59.8 million of inventory financing and the assumption of approximately $11.1 million of notes payable. The purchase price allocations resulted in recording approximately $64.3 million of goodwill, which is currently being amortized over 40 years. See "Recent Accounting Pronouncements" for a discussion of SFAS No. 142, which will impact the accounting for intangible assets in subsequent years.

         During 1999, the Company acquired 32 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired and satisfying certain contingent acquisition payment arrangements from previous transactions, included approximately $109.9 million in cash, net of cash received, approximately 1.5 million shares of common stock and the assumption of an estimated $101.5 million of inventory financing and approximately $500,000 of notes payable. The purchase price allocations resulted in recording approximately $116.2 million of goodwill, which is currently being amortized over 40 years. See "Recent Accounting Pronouncements" for a discussion of SFAS No. 142, which will impact the accounting for intangible assets in subsequent years.

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

         Accounts and notes receivable consist of the following:

                                                         DECEMBER 31,
                                                ----------------------------
                                                    2001           2000
                                                ------------    ------------
                                                       (in thousands)
Amounts due from manufacturers ..............   $     24,015    $     19,882
Parts and service receivables ...............         10,010           9,446
Due from finance companies ..................          7,615           6,196
Other .......................................          4,955           6,920
                                                ------------    ------------
   Total accounts and notes receivable ......         46,595          42,444
Less - Allowance for doubtful accounts ......         (2,911)         (2,735)
                                                ------------    ------------
   Accounts and notes receivable, net .......   $     43,684    $     39,709
                                                ============    ============

         Inventories, net of valuation reserves, consist of the following:

                                                        DECEMBER 31,
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------
                                                       (in thousands)
New vehicles ................................   $    349,962    $    420,541
Used vehicles ...............................         69,351          69,656
Rental vehicles .............................          9,559          11,513
Parts, accessories and other ................         26,089          25,391
                                                ------------    ------------
   Total inventories ........................   $    454,961    $    527,101
                                                ============    ============

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                           ESTIMATED                      DECEMBER 31,
                                         USEFUL LIVES        --------------------------------------
                                           IN YEARS               2001                   2000
                                         ------------        ---------------      -----------------
                                                                        (in thousands)
Land..................................         --               $ 19,576               $ 16,285
Buildings.............................      30 to 40              19,430                 13,862
Leasehold improvements................       7 to 15              14,337                 10,835
Machinery and equipment...............       7 to 20              22,691                 24,039
Furniture and fixtures................       3 to 10              28,075                 20,208
Company vehicles......................       3 to 5                4,237                  3,510
                                                                --------               --------
  Total  .............................                           108,346                 88,739
Less - Accumulated depreciation.......                           (25,335)               (17,838)
                                                                --------               --------
  Property and equipment, net.........                          $ 83,011               $ 70,901
                                                                ========               ========

6. FLOORPLAN NOTES PAYABLE:

         Floorplan notes payable reflect amounts payable for the purchase of specific vehicle inventory and consist of the following:

                                                        DECEMBER 31,
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------
                                                       (in thousands)
New vehicles ................................   $    310,236    $    484,108
Used vehicles ...............................         45,598          40,908
Rental vehicles .............................          9,120          11,691
                                                ------------    ------------
         Total floorplan notes payable ......   $    364,954    $    536,707
                                                ============    ============

         The Company obtains its floorplan financing through its Revolving Credit Agreement with a lending group (the "Credit Facility"). The lending group making up the Credit Facility is comprised of 15 major financial institutions, including five manufacturer captive finance companies. The manufacturer captive finance companies are Ford Motor Credit Company, Toyota Motor Credit Corporation, BMW Financial Services N.A., Inc., Chrysler Financial Company, L.L.C. and Mercedes-Benz Credit Corporation. The maturity date of the Credit Facility is December 31, 2003. The notes payable bear interest at the London Interbank Offered Rate ("LIBOR") plus 112.5 basis points. As of December 31, 2001 and 2000, the interest rate on floorplan notes payable outstanding was 3.27% and 7.97%, respectively. See the discussion of the Company's interest rate swaps under Note 2. As discussed more fully in Note 2, the Company receives interest assistance from some automobile manufacturers. The assistance, generally, equals approximately 70% to 100% of the Company's floorplan interest expense.

         The floorplan arrangement permits the Company to borrow up to $702 million, dependent upon new and used vehicle inventory levels. As of December 31, 2001, total available borrowings under the floorplan agreements were approximately $337 million.

         Payments on the floorplan notes payable are due as the vehicles are sold. The floorplan notes payable are collateralized by substantially all of the vehicle inventories of the Company.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   LONG-TERM DEBT:

                                                                            DECEMBER 31,
                                                                       --------------------
                                                                         2001        2000
                                                                       --------    --------
                                                                          (in thousands)
Credit Facility (described below) ..................................   $     --    $ 35,250
Real estate note payable, maturing June 2018, bearing
  interest at 9.01%, with a monthly payment of $54,023 .............      5,559       5,699
Notes payable, maturing June 2013, bearing interest at
  8.89%, with a monthly payment of $36,783 .........................      3,172       3,321
Note payable, maturing in March 2006, bearing interest  at
  7.50% with a monthly payment of $29,000 ..........................      1,263          --
Other notes payable, maturing in varying amounts through
  February 2006 with a weighted average interest rate of 8.27% .....      2,190       3,185
                                                                       --------    --------
Total long-term debt ...............................................     12,184      47,455
  Less - Current portion ...........................................     (1,687)     (1,506)
                                                                       --------    --------
Long-term portion ..................................................   $ 10,497    $ 45,949
                                                                       ========    ========

         In addition to floorplan notes payable, the Credit Facility provides an acquisition line of credit of up to $198 million for the financing of acquisitions, general corporate purposes or capital expenditures. The amount of funds available under the acquisition line is dependent upon a calculation based on the Company's cash flow and maintaining certain financial ratios. The acquisition line of credit of the Credit Facility bears interest based on the LIBOR plus a margin varying from 175 to 325 basis points, dependent upon certain financial ratios. Additionally, the loan agreement contains various covenants including financial ratios, such as, fixed-charge coverage, interest coverage and a minimum net worth requirement, among others, and other requirements, which must be maintained by the Company. As of December 31, 2001, the Company was in compliance with these requirements. The Credit Facility allows 33% of net income to be paid as cash dividends. The interest rate on borrowings under the acquisition line of credit of the Credit Facility was 8.70% at December 31, 2000, and would have been 3.62% based on LIBOR at December 31, 2001, but there were no amounts outstanding at that time. Land, buildings or other assets secure all of the notes payable.

         Total interest incurred on long-term debt was approximately $5.2, $5.7 and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, which included approximately $897,000, $352,000, and $592,000 of capitalized interest on construction projects in 2001, 2000 and 1999, respectively.

         The aggregate maturities of long-term debt as of December 31, 2001, were as follows (in thousands):

                        2002 ....................      $1,687
                        2003 ....................       1,381
                        2004.....................         874
                        2005 ....................         881
                        2006 ....................         555
                        Thereafter...............       6,806
                                                      -------
                          Total long-term debt...     $12,184
                                                      =======

8.   SENIOR SUBORDINATED NOTES

         The Company completed the offering of $100 million of its 10 -7/8% Senior Subordinated Notes due 2009 (the "Notes") on March 5, 1999. The Notes pay interest semi-annually on March 1 and September 1, each year. The Company may redeem all or part of the Notes at redemption prices of 105.438%, 103.625%, 101.813% and 100.000% of the principal amount plus accrued interest during the twelve-month periods beginning March 1, of 2004, 2005, 2006, and 2007 and thereafter, respectively. The Notes are jointly and severally and fully and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company (the "Subsidiary Guarantors"), other than certain minor subsidiaries. All of the Subsidiary

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Guarantors are wholly-owned subsidiaries of the Company. Certain manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company.

         During 2000 and 2001, the Company repurchased a portion of its Notes. The purchases were completed at or near the Company's carrying value of the Notes.

         Total interest expense on the senior subordinated notes for the years ended December 31, 2001, 2000, and 1999 was approximately $10.1 million, $10.7 million and $9.1 million, respectively.


9.   STOCK-BASED COMPENSATION PLANS:

         In 1996, Group 1 adopted the 1996 Stock Incentive Plan (the "Plan"), which provides for the granting or awarding of stock options, stock appreciation rights and restricted stock to employees and directors. The number of shares authorized and reserved for issuance under the Plan is 4.5 million shares, of which 532,228 are available for future issuance as of December 31, 2001. The terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. All outstanding options are exercisable over a period not to exceed 10 years and vest over three- to six-year periods.

         The following table summarizes the Company's outstanding stock options:

                                                                             WEIGHTED
                                                                              AVERAGE
                                                                  NUMBER   EXERCISE PRICE
                                                                 --------- ---------------
Options outstanding, December 31, 1998 ......................    1,878,679    $11.15
  Grants (exercise prices between $16.47 and $24.72
     per share) .............................................    1,015,850     19.64
  Exercised .................................................      (75,600)     3.09
  Forfeited .................................................      (76,425)    13.42
                                                                ----------    ------
Options outstanding, December 31, 1999 ......................    2,742,504     14.45
  Grants (exercise prices between $9.38 and $12.29
     per share) .............................................    1,137,050     11.00
  Exercised .................................................      (74,800)     3.24
  Forfeited .................................................     (262,625)    17.39
                                                                ----------    ------
Options outstanding, December 31, 2000 ......................    3,542,129     13.36
  Grants (exercise prices between $11.31 and $28.97
     per share) .............................................      559,500     25.18
  Exercised .................................................     (182,090)    12.29
  Forfeited .................................................     (334,230)    15.75
                                                                ----------    ------
Options outstanding, December 31, 2001 ......................    3,585,309    $15.04
                                                                ==========    ======

         At December 31, 2001, 2000 and 1999, 1,309,079, 799,111 and 448,544
options, respectively, were exercisable at weighted average exercise prices of $13.02, $11.88 and $9.86, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2001, 2000 and 1999 is $18.67, $7.34 and $13.40, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average information used in determining the fair value of the options granted during the years ended December 31, 2001, 2000 and 1999:

                                                      2001               2000               1999
                                                      ----               ----               ----
Weighted average risk-free interest rate.....          5.1%               6.3%              6.2%
Weighted average expected life of options....        10 years          10 years           10 years
Weighted average expected volatility.........         57.7%              46.4%              47.4%
Weighted average expected dividends..........           --                --                 --

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes information regarding stock options outstanding as of December 31, 2001:

                                               OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                            ----------------------------------------------------------       --------------------------------
                              NUMBER            WEIGHTED AVERAGE           WEIGHTED             NUMBER            WEIGHTED
      RANGE OF              OUTSTANDING             REMAINING               AVERAGE          EXERCISABLE           AVERAGE
  EXERCISE PRICES           AT 12/31/01         CONTRACTUAL LIFE        EXERCISE PRICE       AT 12/31/01       EXERCISE PRICE
  ---------------           -----------         ----------------        --------------       -----------       --------------
       $2.90                   327,280                 5.1 years             $2.90             237,625              $2.90
  $9.00 to $13.99            1,479,360                 7.7                   11.26             439,425              11.65
  $14.00 to $19.99           1,098,619                 7.3                   16.89             562,289              16.94
  $20.00 to $29.00             680,050                 9.0                   26.12              69,740              24.52
                             ---------                 ---                  ------            ---------            ------
       TOTAL                 3,585,309                 7.6                  $15.04            1,309,079            $13.02
                             =========                 ===                  ======            =========            ======

         In September 1997, Group 1 adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan authorizes the issuance of up to 1.5 million shares of common stock and provides that no options may be granted under the Purchase Plan after June 30, 2007. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the "Option Period") during the term of the Purchase Plan, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During 2001, 2000 and 1999, the Company issued 257,235, 338,204 and 246,595 shares, respectively, of common stock to employees participating in the Purchase Plan.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to record employee compensation expense in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recorded for stock options based on the excess of the fair market value of the common stock on the date the options were granted over the aggregate exercise price of the options. As the exercise price of options granted under the Plan has been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to the Plan has been recorded. Additionally, no compensation expense is recorded for shares issued pursuant to the Purchase Plan as it is a qualified plan.

         Had compensation expense for the stock incentive and employee stock purchase plans been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       2001             2000            1999
                                                    ----------       ---------        ---------
                                                     (in thousands, except per share amounts)
Net income as reported...........................     $55,442          $40,812          $33,515
Pro forma net income under SFAS No. 123..........      51,714           37,496           31,254
Pro forma basic earnings per share...............        2.57             1.75             1.51
Pro forma diluted earnings per share.............        2.41             1.73             1.45

10.  DEFERRED COMPENSATION PLAN:

         The Company has a deferred compensation plan to provide selected employees with the opportunity to accumulate additional savings for retirement on a tax-deferred basis. Participants in the plan are allowed to defer receipt of a portion of their salary and/or bonus compensation earned. The participants can choose from various defined investment options to determine their earnings crediting rate, however, the Company has complete discretion over how the funds are utilized. Participants in the plan

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


are unsecured creditors of the Company. The balances due to participants of the deferred compensation plan as of December 31, 2001 and 2000, were $3.3 and $1.5 million, respectively.

11.  OPERATING LEASES:

         The Company leases various facilities and equipment under long-term operating lease agreements. These leases, with third-parties and related-parties, expire on various dates through December 2031 and, in general, have renewal or cancellation options, at the Company's option, at various times during the lease term.

         Future minimum lease payments for operating leases are as follows:

                                         RELATED
YEAR ENDED DECEMBER 31,                  PARTIES         THIRD PARTIES          TOTAL
-----------------------                  --------        -------------         --------
                                                        (in thousands)
2002............................          $8,429            $22,446             $30,875
2003............................           8,429             22,026              30,455
2004............................           8,429             21,709              30,138
2005............................           8,429             20,440              28,869
2006............................           8,429             20,016              28,445
Thereafter......................          50,792            102,238             153,030
                                         -------           --------            --------
Total...........................         $92,937           $208,875            $301,812
                                         =======           ========            ========

         Total rent expense under all operating leases, including operating leases with related parties, was approximately $30.7, $28.3 and $19.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Rental expense on related-party leases, which is included in the above amounts, totaled approximately $7.9, $10.9 and $9.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

12.   INCOME TAXES:

         Federal and state income taxes are as follows:

                                               DECEMBER 31,
                                       -------------------------------
                                         2001        2000       1999
                                       --------    --------   --------
                                              (in thousands)
Federal -
  Current ..........................   $ 32,514    $ 17,731   $ 16,632
  Deferred .........................     (1,129)      5,163      2,360
State -
  Current ..........................      2,691         913      1,531
  Deferred .........................        (96)      1,207      1,651
                                       --------    --------   --------
Provision for income taxes .........   $ 33,980    $ 25,014   $ 22,174
                                       ========    ========   ========

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 2001, 2000 and 1999 to income before income taxes as follows:

                                                           DECEMBER 31,
                                               --------------------------------
                                                 2001       2000        1999
                                               --------   --------    --------
                                                          (in thousands)
Provision at the statutory rate ............   $ 31,298   $ 23,039    $ 19,491
Increase (decrease) resulting from
  State income tax, net of benefit
     for federal deduction .................      1,669      1,326       2,506
  Non-deductible portion of
     goodwill amortization .................        776        691         407
  Other ....................................        237        (42)       (230)
                                               --------   --------    --------
Provision for income taxes .................   $ 33,980   $ 25,014    $ 22,174
                                               ========   ========    ========

         Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:


                                                      DECEMBER 31,
                                                  --------------------
                                                    2001        2000
                                                  --------    --------
                                                       (in thousands)
Inventory (LIFO conversion) ...................   $ (1,236)   $ (2,950)
Loss reserves and accruals ....................     20,336      16,410
Goodwill amortization .........................    (10,013)     (7,072)
Depreciation expense ..........................     (4,019)     (3,285)
Reinsurance operations ........................     (2,850)     (2,122)
Other .........................................     (1,479)     (1,988)
                                                  --------    --------
   Net deferred tax asset (liability) .........   $    739    $ (1,007)
                                                  ========    ========

         The net deferred tax assets (liabilities) are comprised of the following:

                                                     DECEMBER 31,
                                                 --------------------
                                                  2001         2000
                                                 --------    --------
                                                      (in thousands)
Deferred tax assets -
   Current ...................................   $ 13,118    $ 10,622
   Long-term .................................     15,652      11,521
Deferred tax liabilities -
   Current ...................................     (2,397)     (2,961)
   Long-term .................................    (25,634)    (20,189)
                                                 --------    --------
Net deferred tax asset (liability) ...........   $    739    $ (1,007)
                                                 ========    ========

         The Company believes it is more likely than not, that the deferred tax assets will be realized, based primarily on the assumption of future taxable income.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. COMMITMENTS AND CONTINGENCIES:

         Legal Proceedings

         The Company is a defendant in several lawsuits arising from normal business activities. Management has reviewed all pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Company's financial position or results of operations.

         Insurance

         Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. The Company's insurance includes umbrella policies with a $105 million aggregate limit, as well as insurance on its real property, comprehensive coverage for its vehicle inventory, general liability insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with its vehicle sales and financing activities. Additionally, the Company retains some risk of loss under its self-insured medical and property/casualty plans. See further discussion under Note 2.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                 QUARTER
                                         --------------------------------------------         FULL
YEAR ENDED DECEMBER 31,                  FIRST       SECOND        THIRD       FOURTH         YEAR
-----------------------                  -----       ------        -----       ------         ----
                                                   (in thousands, except per share data)
2001
Total revenues .....................   $  928,864   $1,006,571   $1,021,030   $1,039,909   $3,996,374
Gross profit .......................      141,928      153,821      158,472      153,031      607,252
Net income .........................        9,321       14,070       15,894       16,157       55,442
Basic earnings per share ...........         0.47         0.72         0.81         0.74         2.75
Diluted earnings per share .........         0.47         0.68         0.75         0.68         2.59

2000
Total revenues .....................   $  859,911   $  930,137   $  954,957   $  841,141   $3,586,146
Gross profit .......................      125,350      135,697      138,985      127,405      527,437
Net income .........................        9,013       11,929       11,614        8,256       40,812
Basic earnings per share ...........         0.40         0.55         0.54         0.41         1.91
Diluted earnings per share .........         0.40         0.54         0.54         0.41         1.88

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                                                        DESCRIPTION
     -------                                                        -----------
       3.1      --   Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the
                     Company's Registration Statement on Form S-1 Registration No. 333-29893).

       3.2      --   Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to
                     Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

       3.3      --   Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement
                     on Form S-1 Registration No. 333-29893).

       4.1      --   Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Company's Registration
                     Statement on Form S-1 Registration No. 333-29893).

       4.2      --   Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.5 of the Company's Registration
                     Statement on Form S-3 Registration No. 333-69693).

       4.3      --   Form of Subordinated Debt Securities (included in Exhibit 4.2).

       4.4      --   First Supplemental Indenture dated as of March 5, 1999 among Group 1 Automotive, Inc., the Subsidiary
                     Guarantors named therein and IBJ Whitehall Bank & Trust Company (Incorporated by reference to Exhibit 4.1 of the Company's current report of Form 8-K dated March 5, 1999).

       4.5      --   Form of 10 -7/8% Senior Subordinated Note due March 1, 2009 (included in Exhibit 4.4).

      10.1      --   Employment Agreement between the Company and B.B. Hollingsworth, Jr. effective March 1, 2002.

      10.2      --   Employment Agreement between the Company and Robert E. Howard II dated November 3, 1997 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on
                     Form 10-K for the year-ended December 31, 1997).

     EXHIBIT
      NUMBER                                                      DESCRIPTION
     -------                                                      -----------
      10.3      --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year-ended December 31,
                     1997).

      10.4      --   Employment Agreement between the Company and Scott L. Thompson dated November 3, 1997 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year-ended December 31,
                     1997).

      10.5      --   1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company's Registration
                     Statement on Form S-1 Registration No. 333-29893).

      10.6      --   First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company's
                     Registration Statement on Form S-1 Registration No. 333-29893).

      10.7      --   Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by reference to Exhibit
                     10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.8      --   Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to Exhibit
                     10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.9      --   Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to
                     Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.10     --   Lease Agreement between Bob Howard Automotive-H and North Broadway Real Estate (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.11     --   Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's Registration
                     Statement on Form S-1 Registration No. 333-29893).

      10.12     --   1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company's
                     Registration Statement on Form S-1 Registration No. 333-29893).

      10.13     --   Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc. (Incorporated by
                     reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 Registration No.
                     333-29893).

      10.14     --   Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement
                     (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1
                     Registration No. 333-29893).

      10.15     --   Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc. dated September
                     4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1
                     Registration No. 333-29893).

      10.16     --   Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated April 5, 1993
                     (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1
                     Registration No. 333-29893).

      10.17     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. dated August
                     21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1
                     Registration No. 333-29893).

      10.18     --   Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to
                     Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration No. 333-29893).

      10.19     --   Fourth Amended and Restated Revolving Credit Agreement, dated as of October 15, 1999, and Effective as of
                     November 1, 1999 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K
                     dated October 29, 1999).

      10.20     --   Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of March 7, 2000
                     (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the
                     year-ended December 31, 2000).

     EXHIBIT
      NUMBER                                                      DESCRIPTION
     -------                                                      -----------
      10.21     --   Second Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of May 22, 2000
                     (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the
                     year-ended December 31, 2000).

      10.22     --   Third Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of December 1, 2000
                     (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the
                     year-ended December 31, 2000).

      10.23     --   Fourth Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of November 9, 2001.

      10.24     --   Stock Pledge Agreement dated December 19, 1997 (Incorporated by reference to Exhibit 10.54 of the
                     Company's Annual Report on Form 10-K for the year-ended December 31, 1997).

      10.25     --   First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).

      10.26     --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year-ended December 31,
                     1998).

      10.27     --   Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of the
                     Company's Annual Report on Form 10-K for the year-ended December 31, 1998).

      10.28     --   Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1998).

      10.29     --   Second Amendment to the 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the
                     Company's Current Report on Form 8-K dated May 14, 1999).

      10.30     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-83260).

      10.31     --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-75754).

      10.32     --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock Incentive Plan (Incorporated by reference to
                     Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-75784).

      10.33     --   ISDA Master Agreement.

      10.34     --   Interest Rate Swap Confirmation, dated as of July 23, 2001.

      10.35     --   Interest Rate Swap Confirmation, dated as of October 19, 2001.

      10.36     --   Employment Agreement between the Company and Kevin H. Whalen dated November 3, 1997 (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year-ended
                     December 31, 1997).

      11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

      21.1      --   Group 1 Automotive, Inc. Subsidiary List.

      23.1      --   Consent of Arthur Andersen LLP.

      99.1      --   Letter regarding representations from Arthur Andersen LLP.