Form 10-Q
period 2002-03-31
GROUP 1 AUTOMOTIVE INC
filed 2002-04-30
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 23, 2002.

                         Title                                  Outstanding
                         -----                                  -----------
             Common stock, par value $.01                        23,015,036

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                    MARCH 31,     DECEMBER 31,
                                                                      2002           2001
                                                                  -----------    -----------
                                                                   (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................   $   155,263    $   147,212
  Accounts and notes receivable, net ..........................        42,824         43,684
  Inventories, net ............................................       490,158        454,961
  Deferred income taxes .......................................        10,182         10,721
  Other assets ................................................         5,988          5,354
                                                                  -----------    -----------
         Total current assets .................................       704,415        661,932
                                                                  -----------    -----------
PROPERTY AND EQUIPMENT, net ...................................        86,752         83,011
INTANGIBLE ASSETS, net ........................................       283,700        282,527
INVESTMENTS AND DEFERRED COSTS
  FROM REINSURANCE ACTIVITIES .................................        22,269         21,187
OTHER ASSETS ..................................................         6,051          5,768
                                                                  -----------    -----------
         Total assets .........................................   $ 1,103,187    $ 1,054,425
                                                                  ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable .....................................   $   393,553    $   364,954
  Current maturities of long-term debt ........................         1,701          1,687
  Accounts payable ............................................        78,196         73,089
  Accrued expenses ............................................        59,615         67,489
                                                                  -----------    -----------
         Total current liabilities ............................       533,065        507,219
                                                                  -----------    -----------
DEBT, net of current maturities ...............................        10,162         10,497
SENIOR SUBORDINATED NOTES .....................................        83,692         85,002
DEFERRED INCOME TAXES .........................................        12,230          9,982
OTHER LIABILITIES .............................................        21,841         20,776
                                                                  -----------    -----------
         Total liabilities before deferred revenues ...........       660,990        633,476
                                                                  -----------    -----------
DEFERRED REVENUES FROM INSURANCE POLICY
  AND VEHICLE SERVICE CONTRACT SALES ..........................        29,022         28,706
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding .....................................            --             --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 23,120,924 and 23,029,853 issued ..............           231            230
  Additional paid-in capital ..................................       252,408        251,145
  Retained earnings ...........................................       163,452        147,959
  Accumulated other comprehensive income (loss) ...............           115           (807)
  Treasury stock, at cost, 166,842 and 343,345 shares .........        (3,031)        (6,284)
                                                                  -----------    -----------
         Total stockholders' equity ...........................       413,175        392,243
                                                                  -----------    -----------
         Total liabilities and stockholders' equity ...........   $ 1,103,187    $ 1,054,425
                                                                  ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        2002            2001
                                                                    ------------    ------------
REVENUES:
  New vehicle sales .............................................   $    550,672    $    537,442
  Used vehicle sales ............................................        267,259         274,658
  Parts and service sales .......................................         91,691          84,771
  Finance and insurance, net ....................................         36,452          31,993
                                                                    ------------    ------------
         Total revenues .........................................        946,074         928,864

COST OF SALES:
  New vehicle sales .............................................        509,951         498,072
  Used vehicle sales ............................................        243,834         250,835
  Parts and service sales .......................................         40,780          38,029
                                                                    ------------    ------------
         Total cost of sales ....................................        794,565         786,936


GROSS PROFIT ....................................................        151,509         141,928


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ....................        116,877         109,195
                                                                    ------------    ------------


         Income from operations before non-cash charges .........         34,632          32,733


DEPRECIATION AND AMORTIZATION EXPENSE ...........................          2,836           4,231
                                                                    ------------    ------------

         Income from operations .................................         31,796          28,502


OTHER INCOME AND (EXPENSES):
  Floorplan interest expense ....................................         (4,390)         (9,307)
  Other interest expense, net ...................................         (2,739)         (4,200)
  Other income (expense), net ...................................            (75)             38
                                                                    ------------    ------------


INCOME BEFORE INCOME TAXES ......................................         24,592          15,033


PROVISION FOR INCOME TAXES ......................................          9,099           5,712
                                                                    ------------    ------------


NET INCOME ......................................................   $     15,493    $      9,321
                                                                    ============    ============

EARNINGS PER SHARE:
  Basic .........................................................   $       0.68    $       0.47
  Diluted .......................................................   $       0.64    $       0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .........................................................     22,909,209      19,691,449
  Diluted .......................................................     24,140,222      20,006,717


  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                     2002         2001
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................................   $  15,493    $   9,321
   Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation and amortization .............................................       2,836        4,231
    Deferred income taxes .....................................................       2,225          104
    Non-cash compensation .....................................................         193           --
    Provision for doubtful accounts and uncollectible notes ...................         195          170
    Loss (Gain) on sale of assets .............................................          55          (21)
    Gain on sale of franchises ................................................        (194)          --
    Changes in assets and liabilities:
      Accounts receivable .....................................................         963        1,731
      Inventories .............................................................     (35,537)       3,142
      Other assets ............................................................      (2,508)         471
      Floorplan notes payable .................................................      26,031      (25,826)
      Accounts payable and accrued expenses ...................................        (189)       9,702
                                                                                  ---------    ---------
          Total adjustments ...................................................      (5,930)      (6,296)
                                                                                  ---------    ---------
                  Net cash provided by operating activities ...................       9,563        3,025
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable ...............................................        (805)        (918)
   Collections on notes receivable ............................................         363          292
   Purchases of property and equipment ........................................      (7,968)      (3,111)
   Proceeds from sales of property and equipment ..............................         308          125
   Proceeds from sales of franchises ..........................................       4,046        3,973
   Cash paid in acquisitions, net of cash received ............................      (3,000)          --
                                                                                  ---------    ---------
                  Net cash provided (used) by investing activities ............      (7,056)         361
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on revolving credit facility ................................       3,000       19,750
   Principal payments of long-term debt .......................................        (563)        (405)
   Borrowings of long-term debt ...............................................          --           21
   Purchase of senior subordinated notes ......................................      (1,217)          --
   Proceeds from issuance of common stock to benefit plans, including
         tax benefit ..........................................................       4,324          650
   Purchase of treasury stock, amounts based on settlement date ...............          --      (19,387)
                                                                                  ---------    ---------
                  Net cash provided by financing activities ...................       5,544          629
                                                                                  ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................       8,051        4,015

CASH AND CASH EQUIVALENTS, beginning of period ................................     147,212      140,878
                                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ......................................   $ 155,263    $ 144,893
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest .............................................................   $   9,700    $  17,030
         Taxes ................................................................   $   5,276    $     713


  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc., a Delaware corporation, is a specialty retailer in the automotive industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in Texas, Oklahoma, Florida, Georgia, New Mexico, Colorado, Louisiana and Massachusetts. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites; arrange finance, vehicle service and insurance contracts; provide maintenance and repair service; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the "Company" or "Group 1".

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

         Recent Accounting Pronouncements

         In June 2001, Statement of Financial Accounting Standards ("SFAS")
No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill; however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. A portion of the Company's intangible assets relate to franchise value, which is considered to have an indefinite life. The Company adopted this statement effective January 1, 2002. The adoption of the statement resulted in the elimination of approximately $7.5 million of goodwill amortization, annually, subsequent to December 31, 2001. Adoption did not result in an impairment of goodwill, based on the fair-value based test; however, changes in the facts and circumstances surrounding this estimate could result in an impairment of intangible assets in the future.

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

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                                2002          2001
                                                                                            -----------    -----------
Common stock outstanding, beginning of period ...........................................    23,029,853     21,260,227
  Weighted average common stock issued -
     Employee Stock Purchase Plan .......................................................        31,945         76,526
     Stock option exercises .............................................................       101,006          4,200
Less: Weighted average treasury shares held and weighted
   average shares repurchased and cancelled .............................................      (253,595)    (1,649,504)
                                                                                            -----------    -----------

Shares used in computing basic earnings per share .......................................    22,909,209     19,691,449

  Dilutive effect of stock options, net of assumed repurchase of treasury stock .........     1,231,013        315,268
                                                                                            -----------    -----------

Shares used in computing diluted earnings per share .....................................    24,140,222     20,006,717
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

5.   COMPREHENSIVE INCOME:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                         2002          2001
                                                                    ------------   ---------------
                                                                        (dollars in thousands)
Net income .........................................................   $15,493         $ 9,321
Other comprehensive income:
    Change in fair value of interest rate swaps, net of tax ........       922              --
                                                                       -------         -------

Comprehensive income ...............................................   $16,415         $ 9,321
                                                                       =======         =======

6.   IMPACT OF CHANGE IN ACCOUNTING FOR INTANGIBLE ASSETS:

                                                    THREE MONTHS ENDED MARCH 31,
                                                         2002       2001
                                                        --------   -------

                                                      (dollars in thousands)

Net income ........................................     $ 15,493   $ 9,321
Goodwill amortization expense, net of tax .........           --     1,324
                                                        --------   -------

Pro forma net income ..............................     $ 15,493   $10,645
                                                        ========   =======
Pro forma earnings per share:
    Basic .........................................     $   0.68   $  0.54
    Diluted .......................................     $   0.64   $  0.53

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

         We are a specialty retailer in the $1 trillion automotive industry. Through a series of acquisitions we now operate 96 dealership franchises in Texas, Oklahoma, Florida, Georgia, New Mexico, Colorado, Louisiana and Massachusetts. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 24 collision service centers.

         We have diverse sources of revenues, including: new car and truck sales, used car and truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair service sales, finance fees, vehicle service contract fees, insurance fees, documentary fees and after-market product sales. Sales revenues from new and used vehicle and parts and service include sales to retail customers, other dealerships and wholesalers. Finance and insurance includes revenues from arranging financing, vehicle service and insurance contracts and documentary fees, net of a provision for anticipated chargebacks.

         Our total gross margin varies as our merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, collision repair service sales and finance and insurance) changes. Our gross margin on the sale of products and services generally varies significantly, with new vehicle sales generally resulting in the lowest gross margin and finance and insurance generally resulting in the highest gross margin. When our new vehicle sales increase or decrease at a rate greater than our other revenue sources, our gross margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact our merchandise mix and, therefore, influence our gross margin.

         Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. We believe that approximately 60% of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. We receive interest assistance from various of our manufacturers. This assistance, which is reflected as a reduction of cost of sales of new vehicles, generally equals between 70% and 100% of our floorplan interest expense, which mitigates the impact of interest rate changes on our financial results.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

NEW VEHICLE DATA


(dollars in thousands,
except per unit amounts)

                                                                                           PERCENT
                                                        2002        2001      INCREASE     CHANGE
                                                        ----        ----      --------     -------
Retail unit sales .................................     20,769      20,726          43       0.2 %
Retail sales revenues .............................   $550,672    $537,442    $ 13,230       2.5 %
Gross profit ......................................   $ 40,721    $ 39,370    $  1,351       3.4 %
Average gross profit per retail unit sold .........   $  1,961    $  1,900    $     61       3.2 %
Gross margin ......................................        7.4%        7.3%        0.1%

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                                                INCREASE/       PERCENT
                                                            2002                2001            (DECREASE)      CHANGE
                                                            ----                ----            ----------      -------
Retail unit sales...........................                16,159              16,500              (341)        (2.1)%
Total revenues..............................              $267,259            $274,658           $(7,399)        (2.7)%
Retail sales revenues (1)...................              $216,191            $225,099           $(8,908)        (4.0)%
Gross profit................................              $ 23,425            $ 23,823           $  (398)        (1.7)%
Average gross profit per retail unit sold...              $  1,450            $  1,443           $     7          0.5 %
Retail gross margin (2).....................                  10.8%               10.6%              0.2%
Total gross margin (2)......................                   8.8%                8.7%              0.1%
------------------

(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

(2) Retail gross margin equals gross profit divided by retail sales revenues. Total gross margin equals gross profit divided by total revenues.

PARTS AND SERVICE DATA

(dollars in thousands)

                                                                        PERCENT
                                       2002        2001    INCREASE     CHANGE
                                       ----        ----    --------     ------
Sales revenues ....................   $91,691    $84,771    $ 6,920      8.2%
Gross profit ......................   $50,911    $46,742    $ 4,169      8.9%
Gross margin ......................      55.5%      55.1%       0.4%

FINANCE AND INSURANCE, NET

(dollars in thousands,
except per unit amounts)

                                                              INCREASE/   PERCENT
                                             2002      2001  (DECREASE)   CHANGE
                                             ----      ----  ----------   ------
Retail new and used unit sales .........    36,928    37,226      (298)    (0.8)%
Retail sales revenues ..................   $36,452   $31,993   $ 4,459     13.9%
Finance and insurance, net per
  retail unit sold .....................   $   987   $   859   $   128     14.9%

SAME STORE REVENUES COMPARISON(1)

(dollars in thousands)

                                                                                     INCREASE/        PERCENT
                                                  2002                2001          (DECREASE)        CHANGE
                                                --------            --------        ----------        -------
New vehicle.................................    $532,140            $529,133            $3,007          0.6%
Used vehicle................................     256,739             267,939           (11,200)        (4.2)%
Parts and service...........................      85,818              83,173             2,645          3.2%
Finance and insurance, net..................      33,734              31,615             2,119          6.7%
                                                --------            --------           -------        -----
                Total revenues..............    $908,431            $911,860           $(3,429)        (0.4)%

------------------

(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2001

         REVENUES. Revenues increased $17.2 million, or 1.9%, to $946.1 million for the three months ended March 31, 2002, from $928.9 million for the three months ended March 31, 2001. Although new vehicle unit sales were stable, new vehicle revenues increased as our average sales price increased 2%. The decline in used vehicle revenues was primarily attributable to under-performing operations in Atlanta and Dallas. The increase in parts and service revenues was due to same store sales growth in most of our markets, coupled with the additional dealership operations acquired, partially offset by declines in Atlanta and Dallas. Finance and insurance revenues increased primarily due to increased sales training, company-wide benchmarking, a favorable interest rate environment and annual incentives earned on our finance and insurance programs.

         GROSS PROFIT. Gross profit increased $9.6 million, or 6.8%, to $151.5 million for the three months ended March 31, 2002, from $141.9 million for the three months ended March 31, 2001. The increase was attributable to increased revenues and an increase in gross margin from 15.3% for the three months ended March 31, 2001, to 16.0% for the three months ended March 31, 2002. The gross margin increased as gross margins increased in all revenue categories and higher margin parts and service, and finance and insurance revenues increased as a percentage of total revenues. New vehicle margins are higher than in the prior year as our margins declined in the prior year due to aggressively marketing excess inventory. Partially reducing this year's new vehicle gross margin was a decline in floorplan assistance paid by the manufacturers as interest rates have fallen significantly from prior year levels. The increase in used vehicle gross margins was impacted by conservative inventory valuations during the fourth quarter of 2001 as used vehicle values declined in response to aggressive manufacturer incentives in the new vehicle market during that period, and resale values for used vehicles were higher than expected during the first quarter of 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.7 million, or 7.1%, to $116.9 million for the three months ended March 31, 2002, from $109.2 million for the three months ended March 31, 2001. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, including incentive pay to employees.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $1.4 million, or 33.3%, to $2.8 million for the three months ended March 31, 2002, from $4.2 million for the three months ended March 31, 2001. The decline was due to the implementation of SFAS No. 142, which resulted in the elimination of goodwill amortization expense.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $6.4 million, or 47.4%, to $7.1 million for the three months ended March 31, 2002, from $13.5 million for the three months ended March 31, 2001. The decrease was due to a decline in interest rates and the amount of debt outstanding. During the quarter there was a 398 basis point rate reduction of the average interest rate paid on our floorplan notes payable as compared to the prior year period. The decrease in debt outstanding, as compared to the prior year period, was primarily attributable to the use of the proceeds from our October 2001 stock offering, of approximately $100 million, to paydown floorplan debt, and a reduction in the average inventory levels as compared to the prior year. The $100 million used to paydown the floorplan notes payable may be reborrowed in the future to complete acquisitions or for working capital or other corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first three months of 2002 we generated cash flow from operations of approximately $9.6 million, an increase of $6.6 million compared to the same period in the prior year. Excluding working capital changes, cash flows from operating activities increased $7.0 million over the prior year period.

          INVESTING ACTIVITIES. During the first three months of 2002 we used approximately $7.1 million in investing activities. We paid $8.0 million for purchases of property and equipment, of which $6.2 million was used for the purchase of land and construction of facilities for new or expanded operations. We have used $3.0 million in the acquisition of one franchise and received $4.0 million from the sale of two franchises, for which $0.2 million in gains were recognized.

         FINANCING ACTIVITIES. During the first three months of 2002 we obtained approximately $5.5 million from financing activities, primarily from issuance of stock to our benefit plans and borrowings on our credit facility to fund an acquisition. These proceeds were partially offset by the utilization of cash to buy back a portion of our senior subordinated notes and for scheduled principal payments on our debt.

         WORKING CAPITAL. At March 31, 2002, we had working capital of $171.4 million, which is approximately $120.0 million higher than we believe we need to operate our business, excluding future acquisitions. We expect to use this excess working capital to fund acquisitions and anticipated capital expenditures. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowing capacity under our credit facility to fund our current operations, anticipated capital expenditures and acquisitions. If our acquisition plans, as outlined below, change, we may access the private or public capital markets to obtain additional funding.

CREDIT FACILITY

         We have a $900 million credit facility, which matures in December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $198.0 million and, as of April 30, 2002, $198.0 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants.

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

ACQUISITIONS AND ACQUISITION FINANCING

         On April 23, 2002, the Company announced that it has agreed to acquire dealerships with aggregate revenues of $530 million. The combined purchase price for these acquisitions is approximately $85 million and will be paid in cash. The dealerships are located in Culver City and Van Nuys, California; Tulsa, Oklahoma; and Houston, Texas. The acquisitions are subject to customary closing conditions, including approval from various manufacturers, our board of directors and government agencies, as well as completion of due diligence. We expect to close all of these acquisitions by the end of the third quarter of 2002.

         We anticipate acquiring approximately $800 million in revenues during 2002, including closed and pending acquisitions, consisting of both platform and tuck-in acquisitions. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships and borrowings under our current credit facility.

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

         Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies. For additional discussion regarding our accounting policies see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         INVENTORIES

         New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific-unit basis. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, we receive interest assistance from most of our manufacturers. The assistance is accounted for as a purchase discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As the market value of our inventories typically declines with the passage of time, valuation reserves are provided against the inventory balances based on the agings of the inventories and market trends.

         FINANCE AND SERVICE CONTRACT INCOME RECOGNITION

         We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers over predetermined financing rates set by the financing institution. In addition, we receive fees from the sale of vehicle service contracts to customers.

         We may be charged back ("chargebacks") for unearned financing fees or vehicle service contract fees in the event of early termination of the contracts by customers. The revenues from financing fees and vehicle service contract fees in administrator-obligor states are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. In dealer-obligor states, revenues from vehicle service contract fees and related direct costs are deferred and recognized over the life of the contracts. Finance and vehicle service contract revenues, net of estimated chargebacks, are included in finance and insurance in the accompanying consolidated financial statements.

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

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill; however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. A portion of our intangible assets relate to franchise value, which is considered to have an indefinite life. We adopted this statement effective January 1, 2002. The adoption of the statement resulted in the elimination of approximately $7.5 million of goodwill amortization, annually, subsequent to December 31, 2001. Adoption did not result in an impairment of goodwill, based on the new fair-value based test; however, changes in the facts and circumstances surrounding this estimate could result in an impairment of intangible assets in the future.

CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

         This quarterly report includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations, including those plans, goals, beliefs and expectations of our officers and directors with respect to, among other things:

         o        the completion of pending and future acquisitions

         o        operating cash flows and availability of capital

         o        future stock repurchases

         o        capital expenditures

         o business trends, including incentives, product cycles and interest rates

         o        impact of new accounting standards

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

         o available capital resources may limit our ability to complete construction of new or expanded facilities

         o        our cost of financing could increase significantly

         o new accounting standards could materially impact our earnings per share

         o pending acquisitions may not be completed due to failure to satisfy closing conditions

         o we may not reach agreement with additional acquisition candidates

         This information and additional factors that could affect our operating results and performance are described in our filings with the SEC. We urge you to carefully consider those factors.

         All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about our market sensitive financial instruments updates the information provided as of December 31, 2001, in our Annual Report on Form 10-K and constitutes a "forward-looking statement". Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures, when appropriate, based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading.

         Since December 31, 2001, our floorplan notes payable have increased, primarily due to increases in inventory levels. As of March 31, 2002, there were no amounts outstanding under the acquisition portion of our credit facility.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS:

         11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

         99.1     Letter regarding representations from Arthur Andersen LLP.

B.       REPORTS ON FORM 8-K:

         On April 26, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 and including exhibits under Item 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Group 1 Automotive, Inc.

April 30, 2002                      By: /s/ Scott L. Thompson
--------------                         ----------------------------------------
Date                                    Scott L. Thompson, Executive Vice
                                          President, Chief Financial Officer
                                          and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
--------                        -----------
 11.1     Statement re: computation of earnings per share is included under Note 3 to the financial statements.

 99.1     Letter regarding representations from Arthur Andersen LLP.