Form 10-Q
period 2002-06-30
GROUP 1 AUTOMOTIVE INC
filed 2002-08-13
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

                                 (713) 647-5700
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2002.

                Title                                  Outstanding
                -----                                  -----------

    Common stock, par value $.01                        23,146,840

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)




                                                                        JUNE 30,           DECEMBER 31,
                                                                          2002                 2001
                                                                      ------------        --------------
                                                                      (unaudited)
    ASSETS

CURRENT ASSETS:
  Cash ......................................................         $    25,334          $    16,861
  Contracts-in-transit ......................................             127,429              130,351
  Accounts and notes receivable, net ........................              53,863               43,684
  Inventories, net ..........................................             519,073              454,961
  Deferred income taxes .....................................              10,341               10,721
  Other assets ..............................................               5,643                5,354
                                                                      -----------          -----------
         Total current assets ...............................             741,683              661,932
                                                                      -----------          -----------
PROPERTY AND EQUIPMENT, net .................................              94,569               83,011
INTANGIBLE ASSETS, net ......................................             297,126              282,527
INVESTMENTS AND DEFERRED COSTS
  FROM REINSURANCE ACTIVITIES ...............................              22,671               21,187
OTHER ASSETS ................................................              14,354                5,768
                                                                      -----------          -----------
         Total assets .......................................         $ 1,170,403          $ 1,054,425
                                                                      ===========          ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable ...................................         $   434,537          $   364,954
  Current maturities of long-term debt ......................               1,611                1,687
  Accounts payable ..........................................              79,375               73,089
  Accrued expenses ..........................................              66,275               67,489
                                                                      -----------          -----------
         Total current liabilities ..........................             581,798              507,219
                                                                      -----------          -----------
DEBT, net of current maturities .............................               9,599               10,497
SENIOR SUBORDINATED NOTES ...................................              78,816               85,002
DEFERRED INCOME TAXES .......................................              12,986                9,982
OTHER LIABILITIES ...........................................              24,173               20,776
                                                                      -----------          -----------
         Total liabilities before deferred revenues .........             707,372              633,476
                                                                      -----------          -----------
DEFERRED REVENUES FROM INSURANCE POLICY
  AND VEHICLE SERVICE CONTRACT SALES ........................              29,235               28,706
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding ...................................                  --                   --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 23,125,031 and 23,029,853 issued ............                 231                  230
  Additional paid-in capital ................................             253,154              251,145
  Retained earnings .........................................             182,590              147,959
  Accumulated other comprehensive income (loss) .............              (1,948)                (807)
  Treasury stock, at cost, 12,732 and 343,345 shares ........                (231)              (6,284)
                                                                      -----------          -----------
         Total stockholders' equity .........................             433,796              392,243
                                                                      -----------          -----------
         Total liabilities and stockholders' equity .........         $ 1,170,403          $ 1,054,425
                                                                      ===========          ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------         -----------------------------
                                                                 2002           2001                 2002            2001
                                                            ------------    ------------         ------------     ------------
REVENUES:
  New vehicles..........................................    $    613,355    $    592,897         $  1,164,027     $  1,130,339
  Used vehicles.........................................         284,940         289,702              552,199          564,360
  Parts and service.....................................          95,511          88,910              187,202          173,681
  Finance and insurance, net............................          39,298          35,062               75,750           67,055
                                                            ------------    ------------         ------------     ------------
         Total revenues.................................       1,033,104       1,006,571            1,979,178        1,935,435

COST OF SALES:
  New vehicles..........................................         568,006         547,091            1,077,957        1,045,163
  Used vehicles.........................................         262,504         266,345              506,338          517,180
  Parts and service.....................................          41,831          39,314               82,611           77,343
                                                            ------------    ------------         ------------     ------------
         Total cost of sales............................         872,341         852,750            1,666,906        1,639,686
                                                            ------------    ------------         ------------     ------------

GROSS PROFIT............................................         160,763         153,821              312,272          295,749

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES..............................         120,773         115,303              237,650          224,498
                                                            ------------    ------------         ------------     ------------

         Income from operations before non-cash
          charges.......................................          39,990          38,518               74,622           71,251

DEPRECIATION AND
   AMORTIZATION EXPENSE.................................           2,785           4,253                5,621            8,484
                                                            ------------    ------------         ------------     ------------

         Income from operations.........................          37,205          34,265               69,001           62,767

OTHER INCOME AND (EXPENSES):
  Floorplan interest expense............................          (4,342)         (7,830)              (8,732)         (17,137)
  Other interest expense, net...........................          (2,452)         (3,722)              (5,191)          (7,922)
  Other income (expense), net...........................             (35)            (18)                (110)              20
                                                            ------------    ------------         ------------     ------------

INCOME BEFORE INCOME TAXES..............................          30,376          22,695               54,968           37,728

PROVISION FOR INCOME TAXES..............................          11,239           8,625               20,338           14,337
                                                            ------------    ------------         ------------     ------------

NET INCOME..............................................    $     19,137    $     14,070         $     34,630     $     23,391
                                                            ============    ============         ============     ============

EARNINGS PER SHARE:
  Basic.................................................    $       0.83    $       0.72         $       1.50     $       1.19
  Diluted...............................................    $       0.78    $       0.68         $       1.42     $       1.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................................      23,111,843      19,479,775           23,011,086       19,585,027
  Diluted...............................................      24,503,067      20,719,924           24,322,647       20,365,291


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      ----------------------------
                                                                                        2002              2001
                                                                                      ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................         $  34,630          $  23,391
   Adjustments to reconcile net income to net cash provided .................
     by operating activities:
    Depreciation and amortization ...........................................             5,621              8,484
    Deferred income taxes ...................................................             4,033               (342)
    Non-cash compensation ...................................................               193                 --
    Provision for doubtful accounts and uncollectible notes .................               406                603
    Loss (Gain) on sale of assets ...........................................               102                (28)
    Gain on sale of franchises ..............................................              (414)                --
                                                                                      ---------          ---------
     Net cash provided by operating activities, before changes
         in assets and liabilities ..........................................            44,571             32,108
                                                                                      ---------          ---------
      Changes in assets and liabilities:
        Accounts receivable .................................................            (5,013)            (3,080)
        Inventories .........................................................           (52,858)            22,688
        Other assets ........................................................           (10,783)            (2,062)
        Floorplan notes payable .............................................            26,812            (22,802)
        Accounts payable and accrued expenses ...............................             8,201             27,249
                                                                                      ---------          ---------
          Net asset and liability changes ...................................           (33,641)            21,993
                                                                                      ---------          ---------
                  Net cash provided by operating activities .................            10,930             54,101
                                                                                      ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable .............................................            (6,578)            (1,496)
   Collections on notes receivable ..........................................               678                568
   Purchases of property and equipment ......................................           (19,488)            (6,741)
   Proceeds from sales of property and equipment ............................               570                357
   Proceeds from sales of franchises ........................................             7,430              3,973
   Cash paid in acquisitions, net of cash received ..........................           (21,502)              (600)
                                                                                      ---------          ---------
                  Net cash used by investing activities .....................           (38,890)            (3,939)
                                                                                      ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on revolving credit facility ..............................            32,764            (14,750)
   Principal payments of long-term debt .....................................              (995)              (683)
   Borrowings of long-term debt .............................................                --                154
   Purchase of senior subordinated notes ....................................            (6,128)            (5,000)
   Proceeds from issuance of common stock to benefit plans, including
         tax benefit ........................................................             7,870              1,247
   Purchase of treasury stock, amounts based on settlement date .............                --            (21,432)
                                                                                      ---------          ---------
                  Net cash provided (used) by financing activities ..........            33,511            (40,464)
                                                                                      ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................             5,551              9,698

CASH AND CASH EQUIVALENTS, beginning of period ..............................           147,212            140,878
                                                                                      ---------          ---------

CASH AND CASH EQUIVALENTS, end of period ....................................         $ 152,763          $ 150,576
                                                                                      =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest ...........................................................         $  14,873          $  26,932
         Taxes ..............................................................         $  12,891          $   1,954



                  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc., a Delaware corporation, is a specialty retailer in the automotive industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Mexico, Oklahoma and Texas. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the "Company" or "Group 1".

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

         Interim Financial Information

         These interim financial statements are unaudited, and certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has not been included herein. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been properly included and are of a normal recurring nature. Due to seasonality and other factors, the results of operations for the interim periods are not necessarily indicative of the results that will be realized for the entire fiscal year.

         Recent Accounting Pronouncements

         In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill; however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. A portion of the Company's intangible assets relate to franchise value, which is considered to have an indefinite life, with goodwill accounting for the remainder. The carrying amount of the franchise value intangible assets was $18.7 million at June 30, 2002. The Company adopted this statement effective January 1, 2002. The adoption of the statement resulted in the elimination of approximately $7.5 million of goodwill amortization, annually, subsequent to December 31, 2001. Adoption did not result in an impairment of any intangible assets, based on the fair-value based test; however, changes in the facts and circumstances surrounding this estimate could result in an impairment of intangible assets in the future.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 supercedes SFAS No. 121 and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The Company adopted this statement effective January 1, 2002, and adoption did not have a material impact on the consolidated results of operations or financial position.


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

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                             ----------------------------       -----------------------------
                                                               2002              2001             2002               2001
                                                             ----------        ----------       ----------         ----------
Common stock outstanding, beginning of period ...........    23,120,924        19,716,069       23,029,853         21,260,227
  Weighted average common stock issued -
     Employee Stock Purchase Plan .......................        37,964            81,218           51,208            116,937
     Stock options exercised ............................        61,238            23,260          204,857             20,821
   Less: Weighted average treasury shares held and
    weighted average shares repurchased and cancelled ...      (108,283)         (340,772)        (274,832)        (1,812,958)
                                                             ----------        ----------       ----------         ----------
Shares used in computing basic earnings per share .......    23,111,843        19,479,775       23,011,086         19,585,027
  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock .......................     1,391,224         1,240,149        1,311,561            780,264
                                                             ----------        ----------       ----------         ----------
Shares used in computing diluted earnings per share .....    24,503,067        20,719,924       24,322,647         20,365,291
                                                             ==========        ==========       ==========         ==========

4.   BUSINESS COMBINATIONS AND DISPOSITIONS:

         During the first six months of 2002, the Company acquired five automobile dealership franchises. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $21.5 million in cash, net of cash received, and the assumption of an estimated $15.6 million of inventory financing. The consolidated balance sheet includes preliminary allocations of the purchase price of the acquisitions, which are subject to final adjustment. These allocations resulted in recording approximately $13.7 million of franchise value intangible assets and $4.6 million of goodwill. Additionally, during the first six months of 2002, the Company sold three dealership franchises, with goodwill balances totaling $4.2 million, for $7.4 million in cash. A gain of $0.4 million was recognized on these sales and is recorded in Other Income (Expense), net.


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

6.   COMPREHENSIVE INCOME:

                                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                         ---------------------    ---------------------
                                                                           2002         2001        2002         2001
                                                                         --------     --------    --------     --------
                                                                                     (dollars in thousands)
Net income ..........................................................    $ 19,137     $ 14,070    $ 34,630     $ 23,391
Other comprehensive income:
    Change in fair value of interest rate swaps, net of tax..........      (2,063)          --      (1,141)          --
                                                                         --------     --------    --------     --------
Comprehensive income ................................................    $ 17,074     $ 14,070    $ 33,489     $ 23,391
                                                                         ========     ========    ========     ========

7.   IMPACT OF CHANGE IN ACCOUNTING FOR INTANGIBLE ASSETS:


                                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                 JUNE 30,                JUNE 30,
                                                                         ---------------------    ---------------------
                                                                             2002       2001          2002       2001
                                                                         ----------    -------    ----------    -------
                                                                                      (dollars in thousands)
Net income .................................................             $   19,137    $14,070    $   34,630    $23,391
Goodwill amortization expense, net of tax ..................                     --      1,412            --      2,736
                                                                         ----------    -------    ----------    -------
Pro forma net income .......................................             $   19,137    $15,482    $   34,630    $26,127
                                                                         ==========    =======    ==========    =======
Pro forma earnings per share:
    Basic ..................................................             $     0.83    $  0.79    $     1.50    $  1.33
    Diluted ................................................             $     0.78    $  0.75    $     1.42    $  1.28

8.   SUBSEQUENT EVENTS:

         Effective August 1, 2002, the Company completed the acquisition of six automobile dealership franchises in California, with annual revenues of approximately $400 million, in exchange for consideration consisting of $59.3 million in cash, the assumption of approximately $41.0 million of inventory financing and $3.5 million of other debt.

         On August 8, 2002, the Company announced that the Board of Directors authorized the repurchase of up to $25 million of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").


OVERVIEW

         We are a specialty retailer in the $1 trillion automotive industry. Through a series of acquisitions we now operate 109 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 24 collision service centers.

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

         Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. We believe that approximately 60% of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. We receive interest assistance from various of our manufacturers. This assistance, which is reflected as a reduction of cost of sales of new vehicles, generally equals between 70% and 100% of our floorplan interest expense, which mitigates the impact of interest rate changes on our financial results. At times, based on interest rate changes, the interest assistance may be greater than our total floorplan interest expense.


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001


NEW VEHICLE DATA

(dollars in thousands,                                                                           INCREASE/      PERCENT
except per unit amounts)                                    2002                2001            (DECREASE)      CHANGE
                                                          --------           --------           ----------      -------
Retail unit sales...........................                23,486             22,884                602          2.6%
Retail sales revenues.......................              $613,355           $592,897            $20,458          3.5%
Gross profit................................               $45,349            $45,806              $(457)        (1.0)%
Average gross profit per retail unit sold...                $1,931             $2,002               $(71)        (3.5)%
Gross margin................................                   7.4%               7.7%             (0.3)%

USED VEHICLE DATA


(dollars in thousands,                                                                         INCREASE/         PERCENT
except per unit amounts)                                    2002               2001            (DECREASE)        CHANGE
                                                          --------           --------          ----------       -------
Retail unit sales...........................                16,221              17,028              (807)        (4.7)%
Total revenues..............................              $284,940            $289,702          $ (4,762)        (1.6)%
Retail sales revenues (1)...................              $228,909            $239,204          $(10,295)        (4.3)%
Gross profit................................              $ 22,436            $ 23,357          $   (921)        (3.9)%
Average gross profit per retail unit sold...              $  1,383            $  1,372          $     11          0.8 %
Retail gross margin (2).....................                   9.8%                9.8%              0.0 %
Total gross margin (2)......................                   7.9%                8.1%             (0.2)%

------------------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.
(2) Retail gross margin equals gross profit divided by retail sales revenues. Total gross margin equals gross profit divided by total revenues.




PARTS AND SERVICE DATA

                                                                                                                 PERCENT
(dollars in thousands)                                      2002                2001             INCREASE        CHANGE
                                                           -------             -------           --------        -------
Sales revenues..............................               $95,511             $88,910            $6,601           7.4%
Gross profit................................               $53,680             $49,596            $4,084           8.2%
Gross margin................................                  56.2%               55.8%              0.4%


FINANCE AND INSURANCE, NET


(dollars in thousands)                                                                          INCREASE/        PERCENT
(except per unit amounts)                                   2002                2001            (DECREASE)        CHANGE
                                                           -------             -------         -----------       --------
Retail new and used unit sales..............                39,707              39,912              (205)        (0.5)%
Retail sales revenues.......................               $39,298             $35,062            $4,236         12.1 %
Finance and insurance, net per
  retail unit sold..........................               $   990             $   878            $  112         12.8 %


SAME STORE REVENUES COMPARISON (1)

                                                                                               INCREASE/        PERCENT
(dollars in thousands)                                     2002                2001            (DECREASE)       CHANGE
                                                         --------            --------         -----------       --------
New vehicle.................................              $584,439            $585,317             $(878)        (0.1)%
Used vehicle................................               269,861             282,977           (13,116)        (4.6)%
Parts and service...........................                87,784              87,869               (85)        (0.1)%
Finance and insurance, net..................                36,033              34,408             1,625          4.7 %
                                                          --------            --------          ---------        ------
                Total revenues..............              $978,117            $990,571          $(12,454)        (1.3)%

------------------

     (1) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

         REVENUES. Revenues increased $26.5 million, or 2.6%, to $1,033.1 million for the three months ended June 30, 2002, from $1,006.6 million for the three months ended June 30, 2001. New vehicle revenues increased primarily due to an increase in the number of units sold. The increase in units is driven by the dealership operations acquired during 2001 and 2002. The decline in used vehicle revenues was attributable to weakness in the used vehicle market in general, due to the aggressive pricing of new vehicles by the manufacturers. The increase in parts and service revenues was due primarily to the additional dealership operations acquired. Finance and insurance revenues increased primarily due to new product offerings, continued sales training, company-wide benchmarking, a favorable interest rate environment and annual incentives earned on our finance and insurance programs.

         GROSS PROFIT. Gross profit increased $7.0 million, or 4.6%, to $160.8 million for the three months ended June 30, 2002, from $153.8 million for the three months ended June 30, 2001. The increase was attributable to increased revenues and an increase in gross margin from 15.3% for the three months ended June 30, 2001, to 15.6% for the three months ended June 30, 2002. The gross margin increased as higher margin parts and service, and finance and insurance revenues increased as a percentage of total revenues. Additionally, a higher parts and service gross margin contributed to the overall gross margin increase. These increases were partially offset by declines in the gross margins on new and used vehicles. New vehicle margins are lower partially due to a decline in floorplan assistance paid by the manufacturers, which is recorded as a reduction of cost of sales, as interest rates have fallen significantly from prior year levels. While our gross margin on retail used vehicle sales was consistent with the prior year, the decrease in the overall used vehicle gross margin was due primarily to increased wholesale sales, because of softness in the retail used vehicle market due to aggressive pricing of new vehicles by the manufacturers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.5 million, or 4.8%, to $120.8 million for the three months ended June 30, 2002, from $115.3 million for the three months ended June 30, 2001. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, including incentive pay to employees.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $1.5 million, or 34.9%, to $2.8 million for the three months ended June 30, 2002, from $4.3 million for the three months ended June 30, 2001. The decline was due to the implementation of SFAS No. 142, which resulted in the elimination of goodwill amortization expense.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $4.8 million, or 41.4%, to $6.8 million for the three months ended June 30, 2002, from $11.6 million for the three months ended June 30, 2001. The decrease was due to a decline in interest rates and the amount of debt outstanding. During the quarter there was a 268 basis point rate reduction of the average interest rate paid on our floorplan notes payable as compared to the prior year period. The decrease in debt outstanding, as compared to the prior year period, was primarily attributable to the use of the proceeds from our October 2001 stock offering, of approximately $100 million, to pay down floorplan debt, and a reduction in the average inventory levels as compared to the prior year. The $100 million used to pay down the floorplan notes payable may be reborrowed in the future to complete acquisitions or for working capital or other corporate purposes. Subsequent to June 30, 2002, approximately $53 million was reborrowed to complete an acquisition.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001


NEW VEHICLE DATA


(dollars in thousands,                                                                          INCREASE/        PERCENT
except per unit amounts)                                    2002               2001            (DECREASE)        CHANGE
                                                       ----------         ----------          ----------       -------
Retail unit sales...........................                44,255             43,610                645          1.5 %
Retail sales revenues.......................            $1,164,027         $1,130,339            $33,688          3.0 %
Gross profit................................            $   86,070         $   85,176            $   894          1.0 %
Average gross profit per retail unit sold...            $    1,945         $    1,953            $    (8)        (0.4)%
Gross margin................................                   7.4%               7.5%              (0.1)%


USED VEHICLE DATA



(dollars in thousands,                                                                          INCREASE/        PERCENT
except per unit amounts)                                    2002               2001            (DECREASE)        CHANGE
                                                          --------           --------          ----------       --------
Retail unit sales...........................                32,380             33,528             (1,148)        (3.4)%
Total revenues..............................              $552,199           $564,360           $(12,161)        (2.2)%
Retail sales revenues (1)...................              $445,100           $464,303           $(19,203)        (4.1)%
Gross profit................................              $ 45,861           $ 47,180           $ (1,319)        (2.8)%
Average gross profit per retail unit sold...              $  1,416           $  1,407           $      9          0.6 %
Retail gross margin (2).....................                  10.3%              10.2%               0.1 %
Total gross margin (2)......................                   8.3%               8.4%              (0.1)%

------------------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.
(2) Retail gross margin equals gross profit divided by retail sales revenues. Total gross margin equals gross profit divided by total revenues.


PARTS AND SERVICE DATA

                                                                                                                PERCENT
(dollars in thousands)                                      2002               2001             INCREASE         CHANGE
                                                          --------           --------           ---------       -------
Sales revenues..............................              $187,202           $173,681            $13,521          7.8%
Gross profit................................              $104,591           $ 96,338            $ 8,253          8.6%
Gross margin................................                  55.9%              55.5%               0.4%


FINANCE AND INSURANCE, NET



(dollars in thousands,                                                                           INCREASE/      PERCENT
except per unit amounts)                                    2002               2001             (DECREASE)      CHANGE
                                                           -------            -------           ----------      ------
Retail new and used unit sales..............                76,635             77,138               (503)        (0.7)%
Retail sales revenues.......................               $75,750            $67,055             $8,695         13.0 %
Finance and insurance, net per
  retail unit sold..........................               $   988            $   869             $  119         13.7 %

SAME STORE REVENUES COMPARISON (1)


                                                                                               INCREASE/        PERCENT
(dollars in thousands)                                     2002               2001            (DECREASE)        CHANGE
                                                        ----------          ----------        -----------       -------
New vehicle.................................            $1,114,440          $1,110,168            $4,272          0.4 %
Used vehicle................................               524,321             548,617           (24,296)        (4.4)%
Parts and service...........................               173,280             170,752             2,528          1.5 %
Finance and insurance, net..................                69,604              65,867             3,737          5.7 %
                                                       -----------         -----------       -----------     ----------
                Total revenues..............            $1,881,645          $1,895,404          $(13,759)        (0.7)%

------------------
     (1) Includes only those dealerships owned during all of the months of both periods in the comparison.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

         REVENUES. Revenues increased $43.8 million, or 2.3%, to $1,979.2 million for the six months ended June 30, 2002, from $1,935.4 million for the six months ended June 30, 2001. New vehicle revenues increased due to the increase in new vehicle units sold and because our average sales price increased 1.5%. The decline in used vehicle revenues was primarily attributable to weakness in the used vehicle market in general, due to the aggressive pricing of new vehicles by the manufacturers. The increase in parts and service revenues was due to same store sales growth in several of our markets, coupled with the additional dealership operations acquired, partially offset by declines in Austin, Atlanta and Dallas. Finance and insurance revenues increased primarily due to new product offerings, continued sales training, company-wide benchmarking, a favorable interest rate environment and annual incentives earned on our finance and insurance programs.

         GROSS PROFIT. Gross profit increased $16.6 million, or 5.6%, to $312.3 million for the six months ended June 30, 2002, from $295.7 million for the six months ended June 30, 2001. The increase was attributable to increased revenues and an increase in gross margin from 15.3% for the six months ended June 30, 2001, to 15.8% for the six months ended June 30, 2002. The gross margin increased as higher margin parts and service, and finance and insurance revenues increased as a percentage of total revenues. Additionally, a higher parts and service gross margin contributed to the overall gross margin increase. These increases were partially offset by declines in the gross margins on new and used vehicles. New vehicle margins are lower partially due to a decline in floorplan assistance paid by the manufacturers, which is recorded as a reduction of cost of sales, as interest rates have fallen significantly from prior year levels. While our gross margin on retail used vehicle sales was up slightly compared to the prior year, the decrease in the overall used vehicle gross margin was due primarily to increased wholesale sales, because of softness in the retail used vehicle market due to aggressive pricing of new vehicles by the manufacturers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13.2 million, or 5.9%, to $237.7 million for the six months ended June 30, 2002, from $224.5 million for the six months ended June 30, 2001. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, including incentive pay to employees.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $2.9 million, or 34.1%, to $5.6 million for the six months ended June 30, 2002, from $8.5 million for the six months ended June 30, 2001. The decline was due to the implementation of SFAS No. 142, which resulted in the elimination of goodwill amortization expense.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $11.2 million, or 44.6%, to $13.9 million for the six months ended June 30, 2002, from $25.1 million for the six months ended June 30, 2001. The decrease was due to a decline in interest rates and the amount of debt outstanding. During the six-month period there was a 333 basis point rate reduction of the average interest rate paid on our floorplan notes payable as compared to the prior year period. The decrease in debt outstanding, as compared to the prior year period, was primarily attributable to the use of the proceeds from our

October 2001 stock offering, of approximately $100 million, to pay down floorplan debt, and a reduction in the average inventory levels as compared to the prior year. The $100 million used to pay down the floorplan notes payable may be reborrowed in the future to complete acquisitions or for working capital or other corporate purposes.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first six months of 2002 we generated cash flow from operations, excluding asset and liability changes, of approximately $44.6 million, an increase of $12.5 million compared to the same period in the prior year. After considering asset and liability changes, cash flows from operating activities decreased $43.2 million over the prior year period, primarily due to pay downs on the floorplan debt.

          INVESTING ACTIVITIES. During the first six months of 2002 we used approximately $38.9 million in investing activities. We paid $19.5 million for purchases of property and equipment, of which $14.6 million was used for the purchase of land and construction of facilities for new or expanded operations. We have used $21.5 million in the acquisition of five franchises and received $7.4 million from the sale of three franchises, for which $0.4 million in gains were recognized.

         FINANCING ACTIVITIES. During the first six months of 2002 we obtained approximately $33.5 million from financing activities, primarily from borrowings on our credit facility to fund acquisitions and issuances of stock to our benefit plans. These proceeds were partially offset by the utilization of cash to buy back a portion of our senior subordinated notes and for scheduled principal payments on our debt.

         WORKING CAPITAL. At June 30, 2002, we had working capital of $159.9 million, which is approximately $80.0 million higher than we believe we need to operate our business, excluding future acquisitions. We expect to use this excess working capital to fund acquisitions and anticipated capital expenditures. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows coupled with borrowing capacity under our credit facility to fund our current operations, anticipated capital expenditures and acquisitions. If our acquisition plans, as outlined below, change, we may access the private or public capital markets to obtain additional funding.


CREDIT FACILITY

         We have a $900 million credit facility, which matures in December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $198.0 million and, as of July 31, 2002, $198.0 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants.


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

ACQUISITIONS AND ACQUISITION FINANCING

         Effective August 1, 2002, we completed our acquisition of six automobile dealership franchises in California, with annual revenues of approximately $400 million, in exchange for consideration consisting of $59.3 million in cash, the assumption of approximately $41.0 million of inventory financing and $3.5 million of other debt.

         We anticipate acquiring approximately $800 million in revenues during 2002, including pending and closed acquisitions, consisting of both platform and tuck-in acquisitions. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships and borrowings under our current credit facility.


STOCK REPURCHASE

         The board of directors has authorized us to repurchase up to $25 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to spend approximately 33% of our cumulative net income to repurchase stock. We allocate resources based on a risk-adjusted analysis of expected returns. As such, we may repurchase shares of our common stock if market conditions allow us to receive an acceptable return on investment.


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

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill; however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. A portion of our intangible assets relate to franchise value, which is considered to have an indefinite life, with goodwill accounting for the remainder. We adopted this statement effective January 1, 2002. The adoption of the statement resulted in the elimination of approximately $7.5 million of goodwill amortization, annually, subsequent to December 31, 2001. Adoption did not result in an impairment of any intangible assets, based on the new fair-value based test; however, changes in the facts and circumstances surrounding this estimate could result in an impairment of intangible assets in the future.


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

         Since December 31, 2001, our floorplan notes payable have increased, primarily due to increases in inventory levels. As of June 30, 2002, there were no amounts outstanding under the acquisition portion of our credit facility.


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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the May 22, 2002, Annual Meeting of Stockholders, our stockholders voted on one matter.

                  Election of one Director:

                  The stockholders elected one nominee as a director for a three-year term based on the following voting results:


                                               VOTES CAST:
                                   ------------------------------------
                                                          AGAINST OR
NOMINEE ELECTED                         FOR                WITHHELD
-------------------------------    ---------------     ----------------
Stephen D. Quinn                     21,214,147             164,732


ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS:

         11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

         99.1   Certificate of Chief Executive Officer.
         99.2   Certificate of Chief Financial Officer.

B.       REPORTS ON FORM 8-K:

         On May 13, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4 and including exhibits under Item 7 thereof.

         On May 15, 2002, the Company filed a Current Report on Form 8-K/A reporting under Item 4 and including exhibits under Item 7 thereof.

         On May 23, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 and including exhibits under Item 7 thereof.

         On July 9, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 and including exhibits under Item 7 thereof.

         On July 26, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

         On August 8, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

         On August 9, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

         On August 13, 2002, the Company filed a Current Report on Form 8-K reporting under Item 2 and including exhibits under Item 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Group 1 Automotive, Inc.


August 13, 2002                    By: /s/ Scott L. Thompson
---------------                        ----------------------------------------
Date                               Scott L. Thompson, Executive Vice President,
                                   Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

     Exhibit
       No.                        Description
     -------                      -----------

      11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

      99.1      Certificate of Chief Executive Officer.

      99.2      Certificate of Chief Financial Officer.