Form 10-Q
period 2002-09-30
GROUP 1 AUTOMOTIVE INC
filed 2002-11-12
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2002.

                     Title                                  Outstanding

         Common stock, par value $.01                        22,490,115

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                                               2002              2001
                                                                                           -------------     -------------
                                                                                            (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash..............................................................................      $       22,142     $      16,861
  Vehicle receivables and contracts-in-transit......................................             156,551           130,351
  Accounts and notes receivable, net................................................              56,816            43,684
  Inventories, net..................................................................             536,336           454,961
  Deferred income taxes ............................................................              10,774            10,721
  Other assets......................................................................               6,675             5,354
                                                                                          --------------     -------------
         Total current assets.......................................................             789,294           661,932
                                                                                          --------------     -------------
PROPERTY AND EQUIPMENT, net.........................................................              96,279            83,011
INTANGIBLE ASSETS, net..............................................................             374,362           282,527
INVESTMENTS, AT MARKET VALUE,
  RELATED TO INSURANCE POLICY SALES.................................................              15,860            14,313
DEFERRED COSTS RELATED TO
  INSURANCE POLICY AND VEHICLE SERVICE CONTRACT SALES...............................              16,254             6,874
OTHER ASSETS........................................................................              13,376             5,768
                                                                                          --------------     -------------
         Total assets...............................................................      $    1,305,425     $   1,054,425
                                                                                          ==============     =============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable...........................................................      $      521,693     $     364,954
  Current maturities of long-term debt..............................................               1,354             1,687
  Accounts payable..................................................................              86,170            73,089
  Accrued expenses..................................................................              75,012            67,489
                                                                                          --------------     -------------
         Total current liabilities..................................................             684,229           507,219
                                                                                          --------------     -------------
DEBT, net of current maturities.....................................................               9,230            10,497
SENIOR SUBORDINATED NOTES...........................................................              78,213            85,002
DEFERRED INCOME TAXES...............................................................              13,424             9,982
OTHER LIABILITIES...................................................................              31,030            20,776
                                                                                          --------------     -------------
         Total liabilities before deferred revenues.................................             816,126           633,476
                                                                                          --------------     -------------
DEFERRED REVENUES FROM INSURANCE POLICY
  AND VEHICLE SERVICE CONTRACT SALES................................................              46,901            28,706
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding...........................................................                  --                --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 23,164,331 and 23,029,853 issued....................................                 232               230
  Additional paid-in capital........................................................             254,326           251,145
  Retained earnings ................................................................             202,730           147,959
  Accumulated other comprehensive loss .............................................              (3,577)             (807)
  Treasury stock, at cost, 437,122 and 343,345 shares...............................             (11,313)           (6,284)
                                                                                          --------------     -------------
         Total stockholders' equity.................................................             442,398           392,243
                                                                                          --------------     -------------
         Total liabilities and stockholders' equity.................................      $    1,305,425     $   1,054,425
                                                                                          ==============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                              --------------------------           ---------------------------
                                                                2002              2001                2002             2001
                                                              ----------      ----------           ----------       ----------

REVENUES:
  New vehicles..........................................    $    736,429    $    604,912         $  1,900,456     $  1,735,251
  Used vehicles.........................................         311,847         284,517              864,046          848,877
  Parts and service.....................................         108,295          95,048              295,497          268,729
  Finance and insurance, net............................          46,017          36,553              121,767          103,608
                                                              ----------      ----------           ----------       ----------
         Total revenues.................................       1,202,588       1,021,030            3,181,766        2,956,465

COST OF SALES:
  New vehicles, net of floorplan assistance.............         686,312         558,581            1,764,269        1,603,744
  Used vehicles.........................................         287,917         261,478              794,255          778,658
  Parts and service.....................................          47,851          42,499              130,462          119,842
                                                              ----------      ----------           ----------       ----------
         Total cost of sales............................       1,022,080         862,558            2,688,986        2,502,244
                                                              ----------      ----------           ----------       ----------

GROSS PROFIT............................................         180,508         158,472              492,780          454,221

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES..............................         137,137         119,381              374,787          343,879
                                                              ----------      ----------           ----------       ----------

         Income from operations before non-cash
          charges.......................................          43,371          39,091              117,993          110,342

DEPRECIATION AND
   AMORTIZATION EXPENSE.................................           3,299           4,324                8,920           12,808
                                                              ----------      ----------           ----------       ----------
         Income from operations.........................          40,072          34,767              109,073           97,534


OTHER INCOME AND (EXPENSES):
  Floorplan interest expense............................          (5,082)         (6,028)             (13,814)         (23,165)
  Other interest expense, net...........................          (2,424)         (3,132)              (7,615)         (11,054)
  Other income (expense), net...........................             (80)             28                 (190)              48
                                                              ----------      ----------           ----------       ----------

INCOME BEFORE INCOME TAXES..............................          32,486          25,635               87,454           63,363

PROVISION FOR INCOME TAXES..............................          12,345           9,741               32,683           24,078
                                                              ----------      ----------           ----------       ----------


NET INCOME..............................................    $     20,141    $     15,894         $     54,771     $     39,285
                                                              ==========      ==========           ==========       ==========

EARNINGS PER SHARE:
  Basic.................................................    $       0.88    $       0.81         $       2.38     $       2.01
  Diluted...............................................    $       0.84    $       0.75         $       2.26     $       1.90

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................................      23,018,226      19,522,456           23,013,492       19,563,941
  Diluted...............................................      24,026,015      21,258,841           24,222,717       20,666,414



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                          -----------------------------
                                                                                               2002              2001
                                                                                          -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................      $      54,771    $     39,285
   Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation and amortization...................................................              8,920          12,808
    Deferred income taxes...........................................................              5,087          (1,819)
    Non-cash compensation...........................................................                193
    Provision for doubtful accounts and uncollectible notes.........................                687             773
    Loss (Gain) on sale of assets...................................................                102             (17)
    Gain on sale of franchises......................................................               (414)             --
                                                                                          -------------    ------------
     Net cash provided by operating activities, before changes
         in assets and liabilities..................................................             69,346          51,030
                                                                                          -------------    ------------
      Changes in assets and liabilities:
        Accounts receivable.........................................................               (764)           (955)
        Inventories.................................................................            (23,188)         82,221
        Other assets................................................................             (7,190)         (3,122)
        Floorplan notes payable.....................................................             13,542         (80,619)
        Accounts payable and accrued expenses.......................................              3,962          37,952
                                                                                          -------------    ------------
          Net asset and liability changes...........................................            (13,638)         35,477
                                                                                          -------------    ------------
                  Net cash provided by operating activities.........................             55,708          86,507
                                                                                          -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable.....................................................             (8,079)         (2,035)
   Collections on notes receivable..................................................                978             868
   Purchases of property and equipment..............................................            (30,472)        (11,812)
   Proceeds from sales of property and equipment....................................              1,028             615
   Proceeds from sales of franchises................................................              7,430           5,373
   Cash paid in acquisitions, net of cash and cash equivalents received.............            (67,995)         (9,393)
                                                                                          -------------    ------------
                  Net cash used by investing activities.............................            (97,110)        (16,384)
                                                                                          -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on revolving credit facility...........................             83,322         (29,595)
   Principal payments of long-term debt.............................................             (1,610)         (1,393)
   Borrowings of long-term debt.....................................................                 10             154
   Purchase of senior subordinated notes............................................             (6,800)         (9,601)
   Proceeds from issuance of common stock to benefit plans, including
         tax benefit................................................................              9,043           2,655
   Purchase of treasury stock, amounts based on settlement date.....................            (11,082)        (25,778)
                                                                                          -------------    ------------
                  Net cash provided (used) by financing activities..................             72,883         (63,558)
                                                                                          -------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................             31,481           6,565

CASH AND CASH EQUIVALENTS, beginning of period......................................            147,212         140,878
                                                                                          -------------    ------------

CASH AND CASH EQUIVALENTS, end of period............................................      $     178,693    $    147,443
                                                                                          =============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest...................................................................      $      20,668    $     34,097
         Taxes......................................................................      $      21,931    $      4,745

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

         Interim Financial Information

         These interim financial statements are unaudited, and certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has not been included herein. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been properly included and are of a normal recurring nature. Due to seasonality and other factors, the results of operations for the interim periods are not necessarily indicative of the results that will be realized for the entire fiscal year.

         Recent Accounting Pronouncements

         In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill; however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. The Company intends to complete the required assessment at the end of each calendar year, or at such other times as required by events and circumstances at a reporting unit indicating a potential reduction of fair value below book value. A portion of the Company's intangible assets relates to franchise value, which is considered to have an indefinite life, with goodwill accounting for the remainder. The carrying amount of the franchise value intangible assets was $62.8 million at September 30, 2002. The Company adopted this statement effective January 1, 2002. The adoption of the statement resulted in the elimination of approximately $7.5 million of goodwill amortization, annually, subsequent to December 31, 2001. Adoption did not result in an impairment of any intangible assets, based on the fair-value based test; however, changes in the facts and circumstances surrounding this estimate could result in an impairment of intangible assets in the future.

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

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-fund Requirements". This rescission eliminated the requirement to classify gains and losses from debt extinguishment as extraordinary. This statement also amends SFAS No. 13, "Accounting for Leases", to require sales-leaseback accounting for certain lease modifications. The Company adopted this statement effective January 1, 2002, and adoption did not have a material impact on the consolidated results of operations or financial position.


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


                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       ------------------------      -------------------------
                                                                          2002          2001            2002           2001
                                                                       ----------    ----------      ----------     ----------
Common stock outstanding, beginning of period....................      23,125,031    19,698,782      23,029,853     21,260,227
  Weighted average common stock issued -
     Employee Stock Purchase Plan................................          30,842        69,224          67,648        154,017
     Stock options exercised.....................................           5,009        25,117         259,436         47,779
   Less: Weighted average treasury shares held and
    weighted average shares repurchased and cancelled ...........        (142,656)     (270,667)       (343,445)    (1,898,082)
                                                                       ----------    ----------      ----------     ----------

Shares used in computing basic earnings per share................      23,018,226    19,522,456      23,013,492     19,563,941

  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock................................       1,007,789     1,736,385       1,209,225      1,102,473
                                                                       ----------    ----------      ----------     ----------

Shares used in computing diluted earnings per share..............      24,026,015    21,258,841      24,222,717     20,666,414
                                                                       ==========    ==========      ==========     ==========



4.   BUSINESS COMBINATIONS AND DISPOSITIONS:

         During the first nine months of 2002, the Company acquired 12 automobile dealership franchises. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $68.0 million in cash, net of cash and cash equivalents received, and the assumption of an estimated $57.0 million of inventory financing.

         Six of the franchises acquired were part of a platform acquisition completed in August of 2002 in California. The acquisition expanded the Company's geographic and brand diversity, and represents its first operations in California. All of the businesses acquired are now 100% wholly-owned subsidiaries of the Company. The Company paid $44.8 million in cash, net of cash and cash equivalents received, and assumed $40.4 million of floorplan notes payable in completing this acquisition.

         The consolidated balance sheet includes preliminary allocations of the purchase price for all of the acquisitions, and are subject to final adjustment. These allocations resulted in recording approximately $57.5 million of franchise value intangible assets and $38.5 million of goodwill.

         Additionally, during the first nine months of 2002, the Company sold the net assets, including $4.2 million of goodwill, of four dealership franchises for $7.4 million in cash. A gain of $0.4 million was recognized on these sales and is recorded in Other Income (Expense), net.

         The following unaudited pro forma financial information consists of income statement data from continuing operations as presented in the consolidated financial statements plus (1) unaudited income statement data for all acquisitions completed before September 30, 2002, assuming that they occurred on January 1, 2001, (2) the completion of our October 2001 offering of
3.3 million shares of common stock, assuming it occurred on January 1, 2001, and
(3) certain pro forma adjustments discussed below.


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                         2002              2001
                                                                                    -------------      ------------
                                                                                (in millions, except per share amounts)
         Revenues ..............................................................      $   3,477.7      $   3,396.2
         Gross profit ..........................................................            542.4            527.0
         Income from operations ................................................            121.0            110.2
         Net income ............................................................             60.3             45.3
         Basic earnings per share ..............................................             2.62             1.98
         Diluted earnings per share ............................................             2.49             1.89


         Pro forma adjustments included in the amounts above primarily relate to: (a) reductions in compensation expense and management fees to the level that certain management employees and owners of the acquired companies will contractually receive; (b) increases in interest expense resulting from borrowings to complete acquisitions, net of interest income from the proceeds of the stock offering; and (c) incremental provisions for federal and state income taxes relating to the compensation differential, S Corporation income and other pro forma adjustments.


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


6.   COMPREHENSIVE INCOME:

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ---------------------------   ---------------------------

                                                                         2002           2001            2002            2001
                                                                     ------------   -----------     -----------      ---------
                                                                                      (dollars in thousands)
Net income.......................................................    $     20,141   $    15,894     $    54,771      $  39,285
Other comprehensive loss:
    Change in fair value of interest rate swaps, net of tax......          (1,630)       (2,212)         (2,770)        (2,212)
                                                                     ------------   -----------     -----------      ---------
Comprehensive income ............................................    $     18,511   $    13,682     $    52,001      $  37,073
                                                                     ============   ===========     ===========      =========

7.   IMPACT OF CHANGE IN ACCOUNTING FOR INTANGIBLE ASSETS:


                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      -------------------------     ------------------------
                                                                         2002           2001            2002          2001
                                                                      -----------   -----------     -----------    ---------
                                                                                      (dollars in thousands)
Net income.......................................................     $    20,141   $    15,894     $    54,771    $  39,285
Goodwill amortization expense, net of tax........................              --         1,436              --        4,172
                                                                      -----------   -----------     -----------    ---------

Pro forma net income............................................      $    20,141   $    17,330     $    54,771    $  43,457
                                                                      ===========   ===========     ===========    =========
Pro forma earnings per share:
    Basic........................................................     $      0.88   $      0.89     $      2.38    $    2.22
    Diluted......................................................     $      0.84   $      0.82     $      2.26    $    2.10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").


OVERVIEW

         We are a specialty retailer in the $1 trillion automotive industry. Through a series of acquisitions we now operate 110 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 24 collision service centers.

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


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001


NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                                              INCREASE/        PERCENT
                                                            2002               2001           (DECREASE)        CHANGE
                                                          --------           --------         ----------       -------
Retail unit sales...........................                27,994             23,354              4,640         19.9%
Retail sales revenues.......................              $736,429           $604,912           $131,517         21.7%
Gross profit................................               $50,117            $46,331             $3,786          8.2%
Average gross profit per retail unit sold...                $1,790             $1,984              $(194)        (9.8)%
Gross margin................................                   6.8%               7.7%              (0.9)%

USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)

                                                                                               INCREASE/        PERCENT
                                                            2002                2001          (DECREASE)        CHANGE
                                                         --------            --------         ----------        -------
Retail unit sales...........................               18,194              17,256               938          5.4%
Total revenues..............................             $311,847            $284,517           $27,330          9.6%
Retail sales revenues(1)....................             $253,273            $239,915           $13,358          5.6%
Gross profit................................              $23,930             $23,039              $891          3.9%
Average gross profit per retail unit sold...               $1,315              $1,335              $(20)        (1.5)%
Retail gross margin(2)......................                  9.4%                9.6%             (0.2)%
Total gross margin(2).......................                  7.7%                8.1%             (0.4)%

------------------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.
(2) Retail gross margin equals gross profit divided by retail sales revenues. Total gross margin equals gross profit divided by total revenues.



PARTS AND SERVICE DATA

(dollars in thousands)

                                                                                                                PERCENT
                                                             2002                2001           INCREASE         CHANGE
                                                          --------             -------          --------        -------
Sales revenues..............................              $108,295             $95,048           $13,247         13.9%
Gross profit................................               $60,444             $52,549            $7,895         15.0%
Gross margin................................                  55.8%               55.3%              0.5%



FINANCE AND INSURANCE, NET

(dollars in thousands,
except per unit amounts)

                                                                                                                PERCENT
                                                            2002                 2001           INCREASE         CHANGE
                                                          --------             -------          --------        -------
Retail new and used unit sales..............                46,188              40,610             5,578         13.7%
Retail sales revenues.......................               $46,017             $36,553            $9,464         25.9%
Finance and insurance, net per
  retail unit sold..........................                  $996                $900               $96         10.7%



SAME STORE REVENUES COMPARISON (1)

(dollars in thousands)

                                                                                               INCREASE/        PERCENT
                                                            2002                2001          (DECREASE)        CHANGE
                                                        ----------            --------        ----------        -------
New vehicle.................................              $640,084            $594,912           $45,172          7.6%
Used vehicle................................               271,919             277,041            (5,122)        (1.8)%
Parts and service...........................                89,805              92,231            (2,426)        (2.6)%
Finance and insurance, net..................                38,986              35,257             3,729         10.6%
                                                        ----------            --------        ----------        -------
                Total revenues..............            $1,040,794            $999,441           $41,353          4.1%

------------------
(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES. Revenues increased $181.6 million, or 17.8%, to $1,202.6 million for the three months ended September 30, 2002, from $1,021.0 million for the three months ended September 30, 2001. New vehicle revenues increased primarily due to an increase in the number of units sold. The increase in units was driven by the aggressive pricing of new vehicles by the manufacturers, and the dealership operations acquired during 2001 and 2002. The increase in used vehicle revenues was attributable to the additional dealership operations acquired, partially offset by weakness in the used vehicle market in general, due to the aggressive pricing of new vehicles by the manufacturers. The increase in parts and service revenues was due primarily to the additional dealership operations acquired, partially offset by declines at our Ford stores due to the impact of the Ford/Firestone recalls, which increased sales in the prior year, and declines in the Houston market due to the impact of tropical storm Allison, which increased sales in the prior year. Finance and insurance revenues increased primarily due to increased new and used vehicle retail sales and new product offerings, continued sales training, company-wide benchmarking, a favorable interest rate environment and annual incentives earned on our finance and insurance programs.

         GROSS PROFIT. Gross profit increased $22.0 million, or 13.9%, to $180.5 million for the three months ended September 30, 2002, from $158.5 million for the three months ended September 30, 2001. The increase was attributable to increased revenues offset by a decrease in gross margin from 15.5% for the three months ended September 30, 2001, to 15.0% for the three months ended September 30, 2002. The gross margin decreased as lower margin new vehicle revenues increased as a percentage of total revenues. Additionally, a lower gross margin on new and used vehicle sales contributed to the overall gross margin decrease. New vehicle margins are lower partially due to a decline in floorplan assistance paid by the manufacturers, as interest rates have fallen significantly from prior year levels. Floorplan assistance is recorded as a reduction of cost of sales. Also, the addition of the dealerships in the California platform, which have lower margins than the group average, in addition to reduced manufacturer incentives to the dealers, contributed to the lower new vehicle margin. The decrease in the overall used vehicle gross margin was due primarily to increased wholesale sales, because of softness in the retail used vehicle market due to aggressive pricing of new vehicles by the manufacturers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $17.7 million, or 14.8%, to $137.1 million for the three months ended September 30, 2002, from $119.4 million for the three months ended September 30, 2001. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, including incentive pay to employees.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $1.0 million, or 23.3%, to $3.3 million for the three months ended September 30, 2002, from $4.3 million for the three months ended September 30, 2001. The decline was due to the implementation of SFAS No. 142, which resulted in the elimination of goodwill amortization expense.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $1.7 million, or 18.5%, to $7.5 million for the three months ended September 30, 2002, from $9.2 million for the three months ended September 30, 2001. The decrease was due to a decline in interest rates and the amount of total debt outstanding. During the quarter there was a 191 basis point rate reduction of the average interest rate paid on our floorplan notes payable as compared to the prior year period. The decrease in debt outstanding, as compared to the prior year period, was primarily attributable to the use of the proceeds from our October 2001 stock offering, of approximately $100 million, to pay down borrowings under our credit facility. During the three months ended September 30, 2002, we reborrowed the remaining amount previously used to pay down floorplan debt to complete acquisitions.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001


NEW VEHICLE DATA

(dollars in thousands,

                                                                                               INCREASE/        PERCENT
                                                            2002               2001           (DECREASE)        CHANGE
                                                        ----------         ----------         ----------        -------
Retail unit sales...........................                72,249             66,963              5,286          7.9%
Retail sales revenues.......................            $1,900,456         $1,735,251           $165,205          9.5%

Gross profit................................              $136,187           $131,507             $4,680          3.6%
Average gross profit per retail unit sold...                $1,885             $1,964               $(79)        (4.0)%
Gross margin................................                   7.2%               7.6%              (0.4)%



USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                                              INCREASE/        PERCENT
                                                            2002               2001           (DECREASE)        CHANGE
                                                          --------           --------         ----------        -------
Retail unit sales...........................                50,574             50,784               (210)        (0.4)%
Total revenues..............................              $864,046           $848,877            $15,169          1.8%
Retail sales revenues (1)...................              $698,373           $704,218            $(5,845)        (0.8)%
Gross profit................................               $69,791            $70,219              $(428)        (0.6)%
Average gross profit per retail unit sold...                $1,380             $1,383                $(3)        (0.2)%
Retail gross margin (2).....................                  10.0%              10.0%               0.0%
Total gross margin (2)......................                   8.1%               8.3%              (0.2)%

------------------
(1) Excludes used vehicle wholesale revenues, as these transactions facilitate retail vehicle sales and are not expected to generate profit.
(2) Retail gross margin equals gross profit divided by retail sales revenues. Total gross margin equals gross profit divided by total revenues.



PARTS AND SERVICE DATA

(dollars in thousands)

                                                                                                               PERCENT
                                                            2002               2001            INCREASE         CHANGE
                                                          --------           --------        ----------        -------
Sales revenues..............................              $295,497           $268,729            $26,768         10.0%
Gross profit................................              $165,035           $148,887            $16,148         10.8%
Gross margin................................                  55.8%              55.4%               0.4%



FINANCE AND INSURANCE, NET

(dollars in thousands,
except per unit amounts)

                                                                                                               PERCENT
                                                            2002               2001            INCREASE         CHANGE
                                                          --------           --------          --------        -------
Retail new and used unit sales..............               122,823            117,747              5,076          4.3%
Retail sales revenues.......................              $121,767           $103,608            $18,159         17.5%
Finance and insurance, net per
  retail unit sold..........................                  $991               $880               $111         12.6%

SAME STORE REVENUES COMPARISON (1)

(dollars in thousands)

                                                                                               INCREASE/        PERCENT
                                                            2002               2001           (DECREASE)        CHANGE
                                                        ----------          ----------        ----------        -------
New vehicle.................................            $1,754,525          $1,705,079           $49,446          2.9 %
Used vehicle................................               796,239             825,659           (29,420)        (3.6)%
Parts and service...........................               263,085             262,983               102          0.0 %
Finance and insurance, net..................               108,590             101,124             7,466          7.4 %
                                                        ----------          ----------        ----------        -------
                Total revenues..............            $2,922,439          $2,894,845           $27,594          1.0 %

------------------
(1) Includes only those dealerships owned during all of the months of both periods in the comparison.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES. Revenues increased $225.3 million, or 7.6%, to $3,181.8 million for the nine months ended September 30, 2002, from $2,956.5 million for the nine months ended September 30, 2001. New vehicle revenues increased primarily due to the increase in new vehicle units sold. The increase in units was driven by the aggressive pricing of new vehicles by the manufacturers, and the dealership operations acquired during 2001 and 2002. The increase in used vehicle revenues was primarily attributable to the additional dealership operations acquired, partially offset by weakness in the used vehicle market in general, due to the aggressive pricing of new vehicles by the manufacturers. The increase in parts and service revenues was due primarily to the additional dealership operations acquired. Finance and insurance revenues increased primarily due to new product offerings, continued sales training, company-wide benchmarking, a favorable interest rate environment and annual incentives earned on our finance and insurance programs and increased new and used vehicle retail sales.

         GROSS PROFIT. Gross profit increased $38.6 million, or 8.5%, to $492.8 million for the nine months ended September 30, 2002, from $454.2 million for the nine months ended September 30, 2001. The increase was attributable to increased revenues and an increase in gross margin from 15.4% for the nine months ended September 30, 2001, to 15.5% for the nine months ended September 30, 2002. The gross margin increased as higher margin parts and service, and finance and insurance revenues increased as a percentage of total revenues. Additionally, a higher parts and service gross margin contributed to the overall gross margin increase. These increases were partially offset by declines in the gross margins on new and used vehicles. New vehicle margins are lower partially due to a decline in floorplan assistance paid by the manufacturers, as interest rates have fallen significantly from prior year levels. Floorplan assistance is recorded as a reduction of cost of sales. The decrease in the overall used vehicle gross margin was due primarily to increased wholesale sales, because of softness in the retail used vehicle market due to aggressive pricing of new vehicles by the manufacturers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $30.9 million, or 9.0%, to $374.8 million for the nine months ended September 30, 2002, from $343.9 million for the nine months ended September 30, 2001. The increase was primarily attributable to the additional dealership operations acquired and increased variable expenses, including incentive pay to employees.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $3.9 million, or 30.5%, to $8.9 million for the nine months ended September 30, 2002, from $12.8 million for the nine months ended September 30, 2001. The decline was due to the implementation of SFAS No. 142, which resulted in the elimination of goodwill amortization expense.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $12.8 million, or 37.4%, to $21.4 million for the nine months ended September 30, 2002, from $34.2 million for the nine months ended September 30, 2001. The decrease was due to a decline in interest rates and the amount of debt outstanding. During the nine-month period there was a 286 basis point rate reduction of the average interest rate paid on our floorplan notes payable as compared to the prior year period. The decrease in debt outstanding, as compared to the prior year period, was primarily attributable to the use of the proceeds from our October 2001 stock offering, of approximately $100 million, to pay down borrowings under our credit facility, and a reduction in the average inventory levels as compared to the prior year. During the three months ended September 30, 2002, we reborrowed the remaining amount previously used to pay down floorplan debt to complete acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         OPERATING ACTIVITIES. During the first nine months of 2002 we generated cash flow from operations, excluding asset and liability changes, of approximately $69.3 million, an increase of $18.3 million compared to the same period in the prior year. After considering asset and liability changes, cash flows from operating activities decreased $30.8 million over the prior year period, primarily due to changes in the timing of required tax payments.

          INVESTING ACTIVITIES. During the first nine months of 2002 we used approximately $97.1 million in investing activities. We paid $30.5 million for purchases of property and equipment, of which $24.3 million was used for the purchase of land and construction of facilities for new or expanded operations. We have used $68.0 million in the acquisitions of 12 franchises and received $7.4 million from the sales of four franchises, for which $0.4 million in gains were recognized.

         FINANCING ACTIVITIES. During the first nine months of 2002 we obtained approximately $72.9 million from financing activities, primarily from borrowings on our credit facility to fund acquisitions, and from issuances of stock to our benefit plans. These proceeds were partially offset by the utilization of cash to buy back a portion of our senior subordinated notes and common stock and for scheduled principal payments on our debt.

         WORKING CAPITAL. At September 30, 2002, we had working capital of $105.1 million, which is approximately $40.0 million higher than we believe we need to operate our business, excluding future acquisitions. We expect to use this excess working capital to fund acquisitions and anticipated capital expenditures. Historically, we have funded our operations with internally generated cash flow and borrowings. Certain manufacturers have minimum working capital guidelines, which may limit a subsidiary's ability to make distributions to the parent company. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows, coupled with borrowing capacity under our credit facility, to fund our current operations, anticipated capital expenditures and acquisitions. If our acquisition plans, as outlined below, change, we may need to access the private or public capital markets to obtain additional funding.


CREDIT FACILITY

         We have a $900 million credit facility, which matures in December 2003. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $198.0 million and, as of October 31, 2002, $198.0 million was available, subject to a cash flow calculation and the maintenance of certain financial ratios and various covenants.


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

ACQUISITIONS AND ACQUISITION FINANCING

         We anticipate acquiring approximately $100 million in revenues during the fourth quarter of 2002, consisting of tuck-in acquisitions. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships and borrowings under our current credit facility.


STOCK REPURCHASE

         During August 2002, the board of directors authorized us to repurchase up to $25 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. Through September 30, 2002, we have repurchased 424,400 shares at a total cost of $11.1 million. Our agreements, subject to other covenants, allow us to spend approximately 33% of our cumulative net income to repurchase stock. We allocate resources based on a risk-adjusted analysis of expected returns. As such, we may repurchase shares of our common stock if market conditions allow us to receive an acceptable return on investment.


DISCUSSION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying consolidated financial statements relate to reserves for inventory valuations and future chargebacks on finance and vehicle service contract fees, and valuation of intangible assets. Actual results could differ from those estimates.

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

         We may be charged back ("chargebacks") for unearned financing fees or vehicle service contract fees in the event of early termination of the contracts by customers. The revenues from financing fees and vehicle service contract fees in administrator-obligor states are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. In dealer-obligor states, revenues from vehicle service contract fees and related direct costs are deferred and recognized over the life of the contracts. Finance and vehicle service contract revenues, net of estimated chargebacks, are included in finance and insurance in the accompanying consolidated statements of operations.

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

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill; however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. We intend to complete the required assessment at the end of each calendar year, or at such other times as required by events and circumstances at a reporting unit indicating a potential reduction of fair value below book value. A portion of our intangible assets relates to franchise value, which is considered to have an indefinite life, with goodwill accounting for the remainder. We adopted this statement effective January 1, 2002. The adoption of the statement resulted in the elimination of approximately $7.5 million of goodwill amortization, annually, subsequent to December 31, 2001. Adoption did not result in an impairment of any intangible assets, based on the new fair-value based test; however, changes in the facts and circumstances surrounding this estimate could result in an impairment of intangible assets in the future.


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

         Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

         o the future economic environment, including consumer confidence, interest rates and the level of manufacturer incentives, may affect the demand for new and used vehicles and parts and service sales
         o regulatory environment, adverse legislation, or unexpected litigation
         o our principal automobile manufacturers, especially Ford, Toyota and GM, may not continue to produce or make available to us vehicles that are in high demand by our customers

         o requirements imposed on us by our manufacturers may affect our acquisitions and capital expenditures related to our dealership facilities
         o our dealership operations may not perform at expected levels or achieve expected improvements
         o we may not achieve expected future cost savings and our future costs could be higher than we expected
         o available capital resources and various debt agreements may limit our ability to repurchase shares. Any repurchases of our stock may be made, from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions at such time and in such amounts, as we consider appropriate
         o available capital resources may limit our ability to complete acquisitions
         o available capital resources may limit our ability to complete construction of new or expanded facilities o our cost of financing could increase significantly
         o new accounting standards could materially impact our earnings per share o pending acquisitions may not be completed due to failure to satisfy closing conditions o we may not reach agreement with additional acquisition candidates

         This information and additional factors that could affect our operating results and performance are described in our filings with the SEC. We urge you to carefully consider those factors.

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

         Since December 31, 2001, our floorplan notes payable have increased, primarily due to increases in inventory levels and as we have reborrowed amounts previously used to pay down the balance. As of September 30, 2002, there were no amounts outstanding under the acquisition portion of our credit facility.


ITEM 4. CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days before the filing of this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

         o the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

         o the Company's disclosure controls and procedures were effective to ensure such information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.


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

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         The certifications by our chief executive officer and chief financial officer required by Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been provided to the Securities and Exchange Commission as correspondence accompanying this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS:

         11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

B.       REPORTS ON FORM 8-K:

         On August 13, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

         On August 14, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

         On August 30, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

         On September 6, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

         On October 3, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

         On October 24, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Group 1 Automotive, Inc.

November 12, 2002              By:  /s/ Scott L. Thompson
-----------------                   --------------------------------------------
Date                                Scott L. Thompson, Executive Vice President,
                                    Chief Financial Officer and Treasurer

                                 CERTIFICATION


I, B.B. Hollingsworth, Jr., Chief Executive Officer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Group 1
         Automotive, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


                                              /s/ B.B. Hollingsworth, Jr.
                                             -----------------------------------
                                             B. B. Hollingsworth, Jr.
                                             Chief Executive Officer

                                 CERTIFICATION


I, Scott L. Thompson, Chief Financial Officer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Group 1
         Automotive, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


                                                        /s/ Scott L. Thompson
                                                        ------------------------
                                                        Scott L. Thompson
                                                        Chief Financial Officer