Form 10-K
period 2002-12-31
GROUP 1 AUTOMOTIVE INC
filed 2003-03-26
CIK 1031203

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

             Title of each class           Name of exchange on which Registered

COMMON STOCK, PAR VALUE $.01 PER SHARE            NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $433.0 million as of February 28, 2003 (based on the last sale price of such stock as quoted on the New York Stock Exchange). At such date there was no non-voting stock outstanding.

      State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $740.8 million

      As of February 28, 2003, there were 22.4 million shares of our common stock, par value $.01 per share, outstanding.

      Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 21, 2003, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I...........................................................................................................      5

Item 1.    Business..............................................................................................      5

Item 2.    Properties............................................................................................     21

Item 3.    Legal Proceedings.....................................................................................     21

Item 4.    Submission of Matters to a Vote of Security Holders...................................................     21

PART II..........................................................................................................     21

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................................     21

Item 6.    Selected Financial Data...............................................................................     22

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................     23

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk............................................     34

Item 8.    Financial Statements and Supplementary Data...........................................................     35

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure...................................     35

PART III.........................................................................................................     35

Item 10.   Directors and Executive Officers of the Registrant....................................................     35

Item 11.   Executive Compensation................................................................................     35

Item 12.   Security Ownership of Certain Beneficial Owners and Management........................................     35

Item 13.   Certain Relationships and Related Transactions........................................................     35

PART IV..........................................................................................................     36

Item 14.   Controls and Procedures...............................................................................     36

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................     36

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

      -     the completion of future acquisitions

      -     operating cash flows and availability of capital

      -     future stock repurchases

      -     capital expenditures

      - changes in sales volumes in the new and used vehicle and parts and service markets

      - business trends, including incentives, product cycles and interest rates

      -     availability of financing for inventory and working capital

      -     inventory levels

            Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

      - the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles and parts and service sales

      - the effect of any war or escalation of hostilities in Iraq or elsewhere

      - regulatory environment, adverse legislation, or unexpected litigation

      - our principal automobile manufacturers, especially Ford, Toyota/Lexus, GM and DaimlerChrysler may not continue to produce or make available to us vehicles that are in high demand by our customers

      - requirements imposed on us by our manufacturers may limit our acquisitions and affect capital expenditures related to our dealership facilities

      - our dealership operations may not perform at expected levels or achieve expected improvements

      - we may not achieve expected future cost savings and our future costs could be higher than we expected

      - available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities and repurchase shares

      -     our cost of financing could increase significantly

      - new accounting standards could materially impact our reported earnings per share

      - we may not complete additional acquisitions or the pace of acquisitions may change

      -     we may not be able to adjust our cost structure

      -     we may lose key personnel

      - competition in our industry may impact our operations or our ability to complete acquisitions

      -     insurance costs could increase significantly

      - we may not achieve expected sales volumes from the new franchises granted to us

      - we may not obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect

            The information contained in this annual report, including the information set forth under the heading "Business-Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies factors that could affect our operating results and performance. We urge you to carefully consider those factors.

            All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1. BUSINESS

GENERAL

            Group 1 Automotive, Inc. ("Group 1," the "Company," "we" or "us") is a leading operator in the $1 trillion automotive retailing industry. Through a series of acquisitions, we operate 114 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts.

OPERATING STRATEGY

            We follow an operating strategy that focuses on decentralized management of locally branded dealership operations, expansion of higher margin businesses, superior customer service, effective asset management, development of human capital and technology initiatives.

            We estimate that our parts and service operations contribute approximately 40% of our pretax income; finance and insurance operations contribute approximately 28% of our pretax income; and new and used vehicle operations each contribute approximately 16% of our pretax income. During 2002, we achieved an operating margin of 3.3%. Since our inception in 1997, our operating margin has ranged between 2.8% and 3.4%.

            DECENTRALIZED OPERATIONS BRANDED LOCALLY. We believe that by managing our dealerships on a decentralized basis, we provide superior customer service and a focused, market-specific responsiveness to sales, service, marketing and inventory control. Local decision-making and an in-depth knowledge of customers' needs and preferences are important in maximizing financial performance. By coordinating certain operations on a local basis, we believe that we achieve cost savings in such areas as advertising, vendor consolidation, data processing and personnel utilization. The following table sets forth our geographic diversity, based on new vehicle retail sales, and the number of dealerships and franchises we own:

                                PERCENTAGE OF OUR
                                  NEW VEHICLE
                                  RETAIL UNITS
                             SOLD DURING THE TWELVE                  AS OF FEBRUARY 28, 2003
                                  MONTHS ENDED          ------------------------------------------------
MARKET AREA                    DECEMBER 31, 2002        NUMBER OF DEALERSHIPS       NUMBER OF FRANCHISES
-----------                  ----------------------     ---------------------       --------------------
Houston...............                 14.6%                       7                          6
Oklahoma..............                 13.7                       10                         20
New England...........                 11.4                       10                         14
Austin................                  9.4                        6                          9
Florida...............                  9.0                        4                          4
West Texas............                  8.5                        7                         14
Atlanta...............                  6.8                        6                          8
New Orleans...........                  6.6                        4                          6
Dallas................                  6.5                        6                          8
California............                  5.0                        7                          7
Beaumont..............                  3.6                        2                         10
Albuquerque...........                  3.5                        3                          7
Denver................                  1.4                        1                          1
                                      -----                      ---                        ---
   TOTAL..............                100.0%                      73                        114
                                      =====                      ===                        ===

            EXPAND HIGHER MARGIN ACTIVITIES. We focus on expanding our higher margin businesses such as used vehicle retail sales, sales of replacement parts, maintenance and repair services and arranging financing, vehicle service and insurance contracts. While each of our local operations conducts business in a manner consistent with its specific market's characteristics, they also pursue an integrated company-wide strategy designed to grow each of these higher margin businesses to enhance profitability and stimulate internal growth. With a competitive advantage in sourcing used vehicle inventory and synergies from its new vehicle operations, new vehicle franchises are especially well positioned to compete in the used vehicle market. In addition, each of our dealerships offers an integrated parts and service department, which provides an important source of recurring higher margin revenues. We also have the opportunity on each sale of a new or used vehicle to generate incremental revenues from arranging finance and lease contracts, vehicle service contracts and insurance policies.

            COMMITMENT TO CUSTOMER SERVICE. We focus on providing high-quality service to meet the needs of our customers. Our dealerships strive to cultivate lasting relationships with their customers, and we believe these efforts increase our opportunities for significant repeat and referral business. For example, the dealerships regard their service and repair activities as an integral part of their overall approach to customer service. This approach provides us with an opportunity to foster ongoing relationships with customers and deepen customer loyalty. In addition, our dealerships continually review their processes in an effort to better meet the needs of their customers. We believe that our ability to share best practices among our dealerships gives us an advantage over smaller dealership groups. For example, our dealerships strive to:

      (1)   employ more efficient selling approaches;

      (2) utilize computer technology that decreases the time necessary to purchase a vehicle;

      (3) engage in extensive follow-up after a sale or service visit in order to develop long-term relationships with customers; and

      (4) extensively train their staffs to be able to meet the needs of the customer.

            ASSET MANAGEMENT. We closely monitor our inventory levels and sales. We target a 60-day new vehicle inventory turn and a 30-day used vehicle inventory turn. We monitor our investments in parts and receivables to maximize our financial results. We allocate capital among competing investment opportunities in the entire company based on expected returns on invested capital.

            HUMAN CAPITAL. The success of our dealerships is highly dependent on dealership personnel. We believe that our decentralized operating approach, incentive compensation plans and training programs attract, develop and retain top automotive retailing talent.

            TECHNOLOGY INITIATIVES. We use the Internet to communicate more effectively with our customers. Customers can arrange service appointments, search our inventory and receive notice of special offers. Our local operation based portal web pages furnish customers a direct one-stop shopping experience in their local market, providing multiple brands and an extensive inventory of vehicles. Also, as franchised dealerships, we receive Internet leads from manufacturers' e-commerce programs and, through a contractual relationship with an e-commerce software company, we receive Internet leads from several major portals. Lastly, at times, we use automotive Internet referral services to provide incremental sales opportunities.

DEALERSHIP OPERATIONS

            Each of our local operations has an established management structure that promotes and rewards entrepreneurial spirit, and the achievement of team goals. The general manager of each dealership is ultimately responsible for the operation, personnel and financial performance of the dealership. The general manager is complemented with a management team consisting of new vehicle sales, used vehicle sales, parts and service and finance and insurance managers. Each dealership is operated as a distinct profit center, in which dealership general managers are given a high degree of autonomy. The general manager and the other members of the dealership management team are generally long-time members of their local communities and are typically best able to conduct day-to-day operations based on their experience in, and familiarity with, the local market. On a monthly basis, each of our local operations is compared to its monthly operating forecast, and our other dealerships. Key financial information and customer satisfaction data is also analyzed by corporate management and followed up on as necessary.

            NEW VEHICLE SALES. We currently represent 29 American, Asian and European brands of economy, family, sports and luxury cars, light trucks and sport utility vehicles. The following table sets forth the brands and number of new vehicles we sold at retail, and the number of franchises, of the manufacturers that we represent:

                                YEARS ENDED DECEMBER 31, 2002
                             ------------------------------------
                             ACTUAL NUMBER           PERCENTAGE OF                NUMBER OF
                                 OF NEW                TOTAL NEW               FRANCHISES OWNED
        BRAND                VEHICLES SOLD           VEHICLES SOLD          AS OF FEBRUARY 28, 2003
        -----                -------------           -------------          -----------------------
Ford.................             24,470                  25.8%                      14
Toyota...............             19,421                  20.4                        9
Chevrolet............              7,117                   7.5                        5
Dodge................              6,520                   6.9                        9
Nissan...............              6,283                   6.6                       10
Honda................              5,515                   5.8                        5
Lexus................              4,862                   5.1                        2
Mitsubishi...........              3,372                   3.5                        6
Chrysler.............              2,504                   2.6                        7
Jeep.................              2,472                   2.6                        7
GMC..................              2,080                   2.2                        4
Acura................              1,860                   2.0                        2
Pontiac..............              1,017                   1.1                        4
Mazda................                981                   1.0                        3
Audi.................                766                   0.8                        1
Mercedes-Benz........                739                   0.8                        1
Subaru...............                737                   0.8                        1
Infiniti.............                645                   0.7                        1
Buick................                529                   0.5                        4
Hyundai..............                507                   0.5                        1
BMW..................                418                   0.4                        2
Lincoln..............                416                   0.4                        4
Mercury..............                396                   0.4                        5
Cadillac.............                358                   0.4                        2
Volkswagen............               344                   0.4                        1
Isuzu.................               258                   0.3                        1
Kia...................               152                   0.2                        1
Porsche...............               107                   0.1                        1
Hummer................                70                   0.1                        1
Other.................                89                   0.1                       --
                                  ------                 -----                      ---
     TOTAL............            95,005                 100.0%                     114
                                  ======                 =====                      ===

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

            We acquire substantially all of our new vehicle inventory from our manufacturers and do not have a cost advantage in purchasing new vehicle inventory from them. Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility. At times, the manufacturers offer incentives to the dealerships to achieve new vehicle sales goals set by them. These incentives are recorded as a reduction of new vehicle cost of sales as the vehicles are sold. We also receive interest assistance from various of our manufacturers. This assistance has ranged from approximately 80% to 160% of our total floorplan interest expense over the past three years. During 2002, we recognized $26.7 million of assistance, which we accounted for as a vehicle purchase price discount and reflected as a reduction of cost of sales in the income statement as vehicles were sold.

            USED VEHICLE SALES. We sell used vehicles at each of our franchised dealerships. Sales of used vehicles are a significant source of profit for the dealerships. Used vehicles sold at retail typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. We intend to continue growing our used vehicle retail sales operations by maintaining a high-quality inventory, providing competitive prices, offering vehicle service contracts for our used vehicles and continuing to promote used vehicle sales.

            At times, manufacturer incentives, including below-market retail financing rates, on new vehicles can result in used vehicle buyers switching from the used vehicle market to the new vehicle market resulting in a lower sales volume of used vehicles and a higher sales volume of new vehicles. For example, during 2002, we experienced a decline in same store used vehicle retail sales due to high levels of manufacturer incentives on new vehicle sales, which reduced the price difference to the customer between a late model used vehicle and a new vehicle, thus driving more customers to new vehicles.

            Profits from sales of used vehicles depend primarily on the dealerships' ability to obtain a high-quality supply of used vehicles and effectively manage that inventory. Our new vehicle operations provide the used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, which are the best sources of high-quality used vehicles. The dealerships supplement their used vehicle inventory with used vehicles purchased at auctions.

            Each of our dealerships generally maintains a 30-day supply of used vehicles, and offers to other dealers and wholesalers used vehicles that they do not retail to customers. Sales to other dealers or wholesalers are frequently close to, or below, our cost and therefore negatively affect our gross margin on used vehicle sales. Vehicles may be transferred among our dealerships, on a local basis, to provide balanced inventories of used vehicles at each of our dealerships.

            Our dealerships have taken several steps towards building customer confidence in their used vehicle inventory, including participation in manufacturer certification programs, which are available only to new vehicle franchises. This process makes these used vehicles eligible for new vehicle benefits such as new vehicle finance rates and in some cases, extension of the manufacturer warranty. In addition, the dealerships offer vehicle service contracts covering the used vehicles that they sell.

            We believe that our franchised dealerships' strengths in offering used vehicles include:

      (1) access to trade-ins on new vehicle purchases, which are typically lower mileage and higher quality relative to trade-ins on used car purchases;

      (2)   access to late-model, low mileage off-lease vehicles;

      (3) access to manufacturers' auctions available only to their respective franchised dealers;

      (4) the availability of manufacturer certification programs for our higher quality used vehicles; and

      (5) access to a large number of finance sources to arrange financing for our customers.

            PARTS AND SERVICE SALES. We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships, primarily for the vehicle brands sold at that dealership. We perform both warranty and non-warranty service work. Warranty work accounts for approximately 20% of our parts, service and collision service revenues. Additionally, our parts and service departments perform used vehicle reconditioning and new vehicle preparation services. The profits from these services are realized when the vehicles are sold to third parties. We also currently own 25 collision service centers.

            Historically, the automotive repair industry has been highly fragmented. However, we believe that the increased use of advanced technology in vehicles has made it difficult for independent repair shops to retain the expertise to perform major or technical repairs. Additionally, manufacturers permit warranty work to be performed only at franchised dealerships.

Hence, unlike independent service operations, our franchised dealerships are qualified to perform work covered by our manufacturers' warranties. Given the increasing technological complexity of motor vehicles and the trend toward extended warranty periods for new vehicles, we believe that an increasing percentage of repair work will be performed at our franchised dealerships, each of which have the sophisticated equipment and skilled personnel necessary to perform complex repairs and warranty repairs. We realize approximately the same gross margin on warranty repairs as we do on customer-paid repairs.

            We attribute our profitability in parts and service to a comprehensive management system, including the use of variable rate pricing structures, cultivation of strong customer relationships through an emphasis on preventive maintenance and the efficient management of our parts inventory.

            In charging for their technicians' labor, our dealerships use variable rate structures designed to reflect the difficulty and sophistication of different types of repairs. The percentage mark-ups on parts are similarly priced based on market conditions for different parts. We believe that variable rate pricing helps our dealerships achieve overall gross margins in parts and service which are superior to those of certain competitors who rely on fixed labor rates and percentage markups. Additionally, it allows the dealerships to be competitive with independent repair shops that provide discounted pricing on select services.

            Our dealerships seek to retain each vehicle purchaser as a customer of the dealership's parts and service departments. The dealerships have systems in place that track their customers' maintenance records and notify owners of vehicles purchased or serviced at the dealerships when their vehicles are due for periodic services. The dealerships regard service and repair activities as an integral part of their overall approach to customer service, providing an opportunity to foster ongoing relationships with the dealership's customers and deepening customer loyalty.

            The dealerships' parts departments support their respective sales and service departments. Each of the dealerships sells factory-approved parts for the vehicle makes and models sold by that dealership. These parts are used either in repairs made by the dealership, sold at retail to its customers or sold at wholesale to independent repair shops and other franchised dealerships. The dealerships employ a parts manager and independently control parts inventory and sales. Our dealerships frequently share parts with each other.

            FINANCE AND INSURANCE SALES. Finance and insurance ("F&I") revenues consist primarily of fees for arranging financing, vehicle service and insurance contracts. The dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of insurance in connection with the financing of vehicle sales. We provide advanced F&I training to our finance and insurance personnel.

            Typically, the dealerships forward proposed financing contracts to manufacturers' captive finance companies, selected commercial banks or other financing parties. The dealerships receive a financing fee from the lender for arranging the financing and, for a limited time, may be assessed a chargeback against a portion of the financing fee. We recognize the expected net fee as revenue at the time we complete the sale and financing of the vehicle. Additionally, we have negotiated incentive programs with several of the financing institutions we use that provide for additional fees to be paid to us when we achieve certain volumes of business with them. We do not own a finance company and, generally, do not retain credit risk after a loan is made.

            At the time of a new vehicle sale, the dealerships offer vehicle service contracts to supplement the manufacturer warranty. Additionally, the dealerships sell primary vehicle service contracts for used vehicles. Our dealerships sell service contracts of third party vendors and our manufacturers, for which they receive a fee upon the sale of the contract and are typically assessed a chargeback against a portion of the fee if the contract is terminated prior to its scheduled maturity. In administrator-obligor states, which are states where a third party, not our dealerships, has all responsibility for claims made on the contract, we recognize the expected net fee as revenue at the time we complete the sale of the contract, as the dealership has no future liability. In dealer-obligor states, which are states where our dealership has responsibility for claims made on the contract if the administrator is unable to fulfill its obligation, the fees and related direct costs are deferred and recognized over the life of the contracts. Sales of contracts in dealer-obligor states accounted for approximately 5% of the total number of contracts we sold during 2002. Due to a change in state law during 2002, none of the states we currently operate in are dealer-obligor states.

            The dealerships also offer selected types of insurance to customers who arrange the financing of their vehicle purchases through the dealerships. The dealerships sell credit life insurance policies to these customers, providing for repayment of the vehicle loan if the obligor dies while the loan is outstanding. The dealerships also sell accident and disability insurance policies, which provide payment of the monthly loan obligations during a period in which the obligor is disabled. The dealerships sell this insurance through third party vendors and we own a company that reinsures the policies. As such, we defer all of the revenues and direct costs related to the sales of these policies and recognize them over the life of the policies.

ACQUISITION PROGRAM

            We have a disciplined two-tier acquisition program that is designed to enhance brand and geographic diversity, create economies of scale and deliver a targeted return on invested capital. Under our acquisition program, we pursue:

      (1) "platform" acquisitions of large, profitable and well-managed multi-franchise dealership groups in large metropolitan and suburban geographic markets that we do not currently serve, and

      (2) "tuck-in" acquisitions, which are key, single-point dealerships that are added to existing platforms. They allow us to increase brand diversity, capitalize on economies of scale and offer a greater breadth of products and services in each of the markets in which we operate.

            At December 31, 2002, our credit facility provided us with the ability to borrow up to $194 million for acquisitions and working capital needs. In addition, at December 31, 2002, we had approximately $20 million of working capital in excess of the amount we believe we need to run our business. We also have used, and may in the future use, subject to market conditions, our common stock to fund a portion of our acquisitions.

            Over the past five years, we have purchased 102 dealership franchises with annual revenues of approximately $3.0 billion, disposed of 13 dealership franchises with annual revenues of approximately $154.8 million and been granted 10 new dealership franchises by the manufacturers. Our acquisition target for 2003 is to complete platform and tuck-in acquisitions of dealerships that have approximately $800 million in annual revenues.

            ENTERING NEW GEOGRAPHIC MARKETS. We intend, over time, to expand into geographic markets we do not currently serve by acquiring large, profitable and well-established megadealers that are leaders in their regional markets. We pursue megadealers that have superior operational and financial management personnel, whom we seek to retain. We believe that by retaining existing high-quality management we will be able to effectively operate acquired megadealers with management personnel who understand the local market without having to employ and train new and untested personnel.

            EXPANDING WITHIN EXISTING MARKETS. We intend to make tuck-in acquisitions of additional dealerships in the markets in which we operate, including acquisitions that increase the brands, products and services offered in these markets. We believe that these acquisitions will increase our operating efficiencies and cost savings on a regional level in areas such as advertising, vendor consolidation, data processing and personnel utilization.

            RECENT ACQUISITIONS AND DISPOSITIONS. During 2002 we acquired, or were granted by the manufacturers, a total of 21 franchises. Six of the franchises were part of a platform acquisition in southern California that consisted of Infiniti, Nissan, Mitsubishi, Toyota and two Honda franchises. This platform, located in Van Nuys and Culver City, is our first operation in California and has annual revenues of approximately $400 million. We completed tuck-in acquisitions of nine franchises, consisting of Ford in New Orleans, Nissan in Houston, Buick, Jeep and BMW in Oklahoma, Nissan and Toyota in Boston and Lincoln and Mercury in Amarillo,

Texas. These tuck-in acquisitions have annual revenues of approximately $256 million. The aggregate consideration paid in completing all of the 2002 acquisitions included approximately $81.4 million in cash and the assumption of approximately $59.0 million of inventory financing.

            Additionally, we were granted six franchises by the manufacturers during 2002, at no cost to us, three of which, Dodge in Rockwall, Texas, Hummer in Oklahoma, and Mazda in Boston, began operations during 2002. The other three franchises granted, Nissan in California, Nissan in Boston and Ford in Florida, are expected to begin operations in 2003. The granted franchises are expected to generate annual revenues of approximately $171 million.

            Effective in January 2003, we purchased three franchises from Robert E. Howard II, a director of the Company, and sold one franchise to a company owned by Mr. Howard. We acquired Ford, Lincoln and Mercury franchises, with $131.2 million in annual revenues, and sold a Mercedes-Benz franchise, with $47.4 million in annual revenues. All of these franchises are located in Oklahoma City. In completing the acquisitions, the aggregate consideration paid by us consisted of $13.6 million of cash, net of cash received and the assumption of approximately $21.1 million of inventory financing. We received $7.4 million in cash from the sale of the Mercedes-Benz dealership franchise and related assets, which exceeded our basis in the dealership by approximately $1.3 million. This excess sales price over cost will be recorded as a reduction of the cost basis in the newly acquired Ford, Lincoln and Mercury dealerships. Additionally, the outstanding inventory financing for the Mercedes-Benz dealership was assumed by a company owned by Mr. Howard.

            During 2002, we disposed of five dealership franchises in Boston, Florida and Texas, with annual revenues of approximately $51.2 million. We realized a gain of approximately $0.4 million on these transactions.

COST AND REVENUE SYNERGIES

            We believe that by consolidating the purchasing power of our dealerships on a centralized basis we have benefited from certain significant cost savings. For example, since we began operations, we have significantly reduced the interest rate on our floorplan financing through our consolidated credit facility. Furthermore, we have benefited from the consolidation of administrative functions such as risk management, employee benefits and employee training. We have also enhanced revenues by benchmarking our dealerships and by establishing preferred providers for retail finance and vehicle service contracts.

COMPETITION

            The automotive retailing industry is highly competitive. In large metropolitan areas consumers have a number of choices in deciding where to purchase a new or used vehicle and where to have the vehicle serviced.

            In the $380 billion new vehicle market, our dealerships compete with other franchised dealerships in their marketing areas. We also compete for vehicle sales with auto brokers and leasing companies, and with Internet companies that provide customer referrals to other dealerships or who broker vehicle sales between customers and other dealerships. Our dealerships do not have any cost advantage in purchasing new vehicles from the manufacturers, and typically rely on advertising and merchandising, sales expertise, service reputation and location of the dealership to sell new vehicles.

            In the $366 billion used vehicle market, our dealerships compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies and private parties for supply and resale of used vehicles.

            In the $219 billion parts and service market, our dealerships compete against franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service center chains and independent repair shops for non-warranty repair and routine maintenance business. The dealerships compete with other automobile dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in parts and service sales are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer's brands and models, and price. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships' prices.

            In arranging financing for our customers' vehicle purchases, we compete with a broad range of financial institutions. In addition, financial institutions are now offering F&I products through the Internet, which may reduce our profits on these items. We believe that the principal competitive factors in providing financing are convenience, interest rates and contract terms.

            Our success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. Conditions and competitive pressures affecting the markets in which we operate, such as price-cutting by dealers in these areas, or in any new markets we enter, could adversely affect us, although the retail automobile industry as a whole might not be affected. Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs. We cannot guarantee that our strategy will be more effective than the strategies of our competitors.

            In the acquisition area, we compete with other national dealer groups and individual investors for acquisitions. Some of our competitors may have greater financial resources and competition may increase acquisition pricing. We cannot guarantee that we will be able to complete acquisitions on terms acceptable to us.

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

            We may be required to file applications and obtain clearances under applicable federal antitrust laws before completing an acquisition. These regulatory requirements may restrict or delay our acquisitions, and may increase the cost of completing acquisitions.

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

            Our financing activities with our customers are subject to federal truth in lending, consumer leasing and equal credit opportunity regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of certain licenses, assessment of criminal and civil fines and penalties, and in certain instances, create a private cause of action for individuals. We believe that our dealerships comply substantially with all laws and regulations affecting their business and do not have any material liabilities under such laws and regulations and that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on our operations, earnings or competitive position.

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

            Our business involves the use of aboveground and underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of regulated storage tanks which we own or operate, and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks. In addition to these regulated tanks, we own, operate or have otherwise abandoned, other underground and aboveground devices or containers (e.g., automotive lifts and service pits) that may not be classified as regulated tanks, but which are capable of releasing stored materials into the environment, thereby potentially obligating us to remediate any soils or groundwater resulting from such releases.

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

            In September 2001, we responded to a request for information from the U.S. Environmental Protection Agency ("EPA") regarding materials sent by one of our dealerships to the R&H Oil Company site in Bexar County, Texas, which site currently has been proposed for inclusion on the EPA's National Priorities List of Superfund sites. Our dealership apparently is one of some 300 or more parties that may have contributed materials to the R&H site. We received no response from the EPA in 2002 in follow-up to our September 2001 correspondence. Our records indicate that this dealership sent one 50-gallon barrel of used oil to the R&H site. In addition, five of our dealerships, as well as approximately 2,000 other parties, were notified in late December 2001, by the Georgia Department of Natural Resources ("GDNR") of their identification as potentially responsible parties ("PRPs") with respect to the M&J Solvents site in Atlanta, Georgia, which is on the agency's Hazardous Site Inventory list. Currently, the agency is pursuing delineation activities at the M&J Solvents site. We received no response from the GDNR in 2002 in follow-up to the initial notifications made in December 2001. No further response is required from us with respect to either of these matters at this time.

            More recently, in January 2003, we, along with some 100 other parties, received a letter from a private party who is seeking all of our participation in a voluntary mediation with the EPA and the U.S. Department of Justice regarding the remedial liabilities of PRPs at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. Our involvement in this matter is only in the beginning stages and we are currently evaluating our possible identification as a PRP at the Double Eagle Refinery Superfund site, as well as the potential liabilities associated with any such identification as a PRP.

            During the last week of December 2001, the Miller dealerships (together will all other new car dealerships in the State of California) received a 60-Day Notice of Intent to Sue ("Notice") from Citizens for Responsible Business, Inc. ("CFRB") under California's Proposition 65. The Notice alleged that the dealerships exposed its employees and customers to a variety of harmful chemicals without furnishing them with prior notice that those chemicals may cause cancer, birth defects or other reproductive harm. Proposition 65 is codified in California's Health & Safety Code, Sections 25249.5, et seq. On January 28, 2002, California's Attorney General's Office sent a letter to CFRB's attorneys, challenging their Notice on the basis that CFRB had no apparent substantiation of its various contentions. CFRB thereafter complied with the Attorney General's request for substantiation by providing 14 binders of studies and test data, after which CFRB received a letter of September 25, 2002, from the Attorney General's Office, confirming that CFRB could proceed with its action. Thereafter, in December, 2002, CFRB sent a new round of 60-Day notices under Proposition 65 to all California dealers, including the Miller dealerships. Although we believe that a civil lawsuit will shortly be filed and served by CFRB, as a follow up to their Notice, we have not yet been served with the lawsuit.

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

EMPLOYEES

            As of December 31, 2002, we employed approximately 7,100 people, of whom approximately 820 were employed in managerial positions, 2,160 were employed in non-managerial vehicle sales department positions, 3,190 were employed in non-managerial parts and service department positions and 930 were employed in administrative support positions.

            We believe that our relationships with our employees are favorable. None of our employees are represented by a labor union, however, because of our dependence on the manufacturers we may be affected by labor strikes, work slowdowns and walkouts at the manufacturers' manufacturing facilities. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of the manufacturers' products may also affect us.

RISK FACTORS

            OUR RELATIONSHIP WITH OUR MANUFACTURERS IMPOSES A NUMBER OF RESTRICTIONS ON OUR OPERATIONS.

            The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2002 that represented 10% or more of our new vehicle retail unit sales:

                                                    PERCENTAGE OF OUR
                                                       NEW VEHICLE
                                                      RETAIL UNITS
                                                 SOLD DURING THE TWELVE
                                                      MONTHS ENDED
             MANUFACTURER                           DECEMBER 31, 2002
             ------------                        ----------------------
Ford.........................................              26.6%
Toyota/Lexus.................................              25.5%
DaimlerChrysler..............................              13.0%
General Motors...............................              11.8%

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

            Our manufacturers attempt to measure customers' satisfaction with automobile dealerships through systems generally known as the customer satisfaction index or "CSI." The manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems at any time. To date, we have not been materially adversely affected by these standards and have not been denied approval of any acquisition based on low CSI scores. However, we cannot assure you that we will be able to comply with these standards in the future.

            In addition, a manufacturer may limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. If we reach a limitation imposed by a manufacturer for a particular geographic market, we will be unable to make additional tuck-in acquisitions in that market of that manufacturer's franchises, which could limit our ability to grow in that geographic area. In addition, geographic limitations imposed by manufacturers could restrict our ability to acquire platforms whose markets overlap with those already served by us. The following is a summary of the restrictions imposed by the manufacturers that accounted for 10% or more of our new vehicle retail unit sales.

            FORD. Ford currently limits the number of dealerships that we may own to the greater of (1) 15 Ford and 15 Lincoln and Mercury dealerships and (2) that number of Ford, Lincoln and Mercury dealerships accounting for 5% of the preceding year's total Ford, Lincoln and Mercury retail sales of those brands in the United States. Currently, we own a total of 23 Ford, Lincoln and Mercury dealership franchises and represent only approximately 0.7% of the national retail sales of Ford, Lincoln and Mercury. In addition, Ford limits us to one Ford dealership in a Ford-defined market area having two or less authorized Ford dealerships and one-third of Ford dealerships in any Ford-defined market area having more than three authorized Ford dealerships. In many of its dealership franchise agreements Ford has the right of first refusal to acquire, subject to applicable state law, a Ford franchised dealership when its ownership changes. Currently, Ford is emphasizing increased sales performance from all of its franchised dealers, including our Ford dealerships. To this end, Ford has requested that we focus on the performance of owned dealerships as opposed to acquiring additional Ford dealerships. We intend to comply with this request.

            TOYOTA/LEXUS. Toyota restricts the number of dealerships that we may own and the time frame over which we may acquire them. Under Toyota's standard Multiple Ownership Agreement, we may acquire additional dealerships, over a minimum of seven semi-annual periods, up to a maximum number of dealerships equal to 5% of Toyota's aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota dealerships that we may acquire in any Toyota-defined region and "Metro" market, as well as any contiguous market. We may acquire only three Lexus dealerships nationally, including only two Lexus dealerships in any one of the four Lexus geographic areas. While we own a Lexus companion dealership located south of Houston, this dealership is not considered by Lexus to be a new and separate Lexus dealership for purposes of the restriction on the number of Lexus dealerships we may acquire. Currently, we own nine Toyota and two Lexus dealership franchises and represent only approximately 1.3% of the national retail sales of Toyota.

            GENERAL MOTORS. General Motors ("GM") currently evaluates our acquisitions of GM dealerships on a case-by-case basis. GM, however, limits the maximum number of GM dealerships that we may acquire at any time to 50% of the GM dealerships, by franchise line, in a GM-defined geographic market area. Currently, we own 20 GM dealership franchises and could acquire approximately 7,900 GM dealership franchises, dependent upon franchise line. Additionally, our current agreement with GM does not include Saturn dealerships and our future acquisition of a Saturn dealership will be subject to GM approval on a case-by-case basis.

            DAIMLERCHRYSLER. Currently, we have no agreement with Chrysler restricting our ability to acquire Chrysler dealerships. Chrysler has advised us that in determining whether to approve an acquisition of a Chrysler dealership, Chrysler considers the number of Chrysler dealerships the acquiring company already owns. Chrysler currently carefully considers, on a case-by-case basis, any acquisition that would cause the acquiring company to own more than 10 Chrysler dealerships nationally, six in the same Chrysler-defined zone and two in the same market. Our agreement with Mercedes-Benz, in addition to limitations on the number of dealership franchises in particular metropolitan markets and regions, limits us to a maximum of the greater of four Mercedes-Benz dealership franchises or the number of dealership franchises that would account for up to 3% of the preceding year's total Mercedes-Benz retail sales. Currently, we own 23 Chrysler and one Mercedes-Benz dealership franchises.

            FINANCINGS. Provisions in our agreements with our manufacturers may restrict, in the future, our ability to obtain certain types of financing. A number of our manufacturers prohibit pledging the stock of their franchised dealerships. For example, our agreement contains provisions prohibiting pledging the stock of our GM franchised dealerships. Our agreement with Ford permits pledging our Ford franchised dealerships' stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to our March 1999, senior subordinated notes offering and the subsidiary guarantees of those notes. Certain of our manufacturers require us to meet certain financial ratios, which, if we fail to meet these ratios the manufacturers may reject proposed acquisitions, and may give them the right to purchase their franchises for fair value.

            OUR OWNERSHIP AND MANAGEMENT. As a condition to granting their consent to our previous acquisitions and our public offerings of common stock, some of our manufacturers have imposed other restrictions on us. These restrictions prohibit, among other things:

      - any one person, who in the opinion of the manufacturer is unqualified to own its franchised dealership or has interests incompatible with the manufacturer, from acquiring more than a specified percentage of our common stock (for example, 20% in the case of General Motors and Toyota, and 50% in the case of Ford);

      - certain material changes in our business or extraordinary corporate transactions such as a merger or sale of a material amount of our assets;

      - the removal of a dealership general manager without the consent of the manufacturer;

      - the use of dealership facilities to sell or service new vehicles of other manufacturers, in certain situations; and

      -     change in control of our Board of Directors or management.

            If we are unable to comply with these restrictions, we generally must (1) sell the assets of the dealerships to the manufacturer or to a third party acceptable to the manufacturer, or (2) terminate the dealership agreements with the manufacturer. Our manufacturers may impose additional restrictions on us in the future.

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

      - We depend on our manufacturers for sales incentives and other programs that are intended to promote dealership sales or support dealership profitability. Manufacturers historically have made many changes to their incentive programs during each year. A discontinuation or change in our manufacturers' incentive programs could adversely affect our business. Moreover, some manufacturers use a dealership's CSI scores as a factor for participating in incentive programs. Failure to comply with the CSI standards could adversely affect our participation in dealership incentive programs, which could have a material adverse effect on us.

            Our manufacturer agreements also specify that, in certain situations, we cannot operate a dealership franchised by another manufacturer in the same building as that manufacturer's franchised dealership. In addition, some manufacturers, like GM, are in the process of realigning their franchised dealerships along defined "channels," such as combining Pontiac, Buick and GMC in one dealership location. As a result, GM may require us to move or sell some dealerships. Moreover, our manufacturers generally require that the dealership premises meet defined image standards. All of these requirements could impose significant capital expenditures on us in the future.

            Pursuant to the automobile dealership franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain minimum working capital, as determined by the manufacturers. This requirement could require us to utilize available capital to maintain the working capital levels of our dealerships at manufacturer-required levels.

            OUR SUCCESS DEPENDS UPON THE OVERALL SUCCESS OF THE LINE OF VEHICLES THAT EACH OF OUR DEALERSHIPS SELLS.

            Demand for our manufacturers' vehicles as well as the financial condition, management, marketing, production and distribution capabilities of our manufacturers affect our business. Our Ford, Toyota/Lexus, GM and DaimlerChrysler dealerships represented approximately 77% of our 2002 total new vehicle retail sales. Although we have attempted to lessen our dependence on any one manufacturer by buying dealerships representing a number of different domestic and foreign manufacturers, events such as labor disputes and other production disruptions that may adversely affect a manufacturer may also adversely affect us. Similarly, the late delivery of vehicles from manufacturers, which sometimes occurs during periods of new product introductions, can lead to reduced sales during those periods. Moreover, any event that causes adverse publicity involving any of our manufacturers may have an adverse effect on us regardless of whether such event involves any of our dealerships.

            GROWTH IN OUR REVENUES AND EARNINGS WILL BE IMPACTED BY OUR ABILITY TO ACQUIRE AND SUCCESSFULLY INTEGRATE AND OPERATE DEALERSHIPS.

            We cannot guarantee that we will be able to identify and acquire dealerships in the future. In addition, we cannot guarantee that such acquisitions will be successful or will be on terms and conditions consistent with past acquisitions. Restrictions by our manufacturers, as well as covenants contained in our debt instruments, limit our ability to acquire additional dealerships. In addition, increased competition for acquisition candidates may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices. Some of our competitors may have greater financial resources than us.

            We will continue to need substantial capital in order to acquire additional automobile dealerships. In the past, we have financed these acquisitions with a combination of cash flow from operations, proceeds from borrowings under our credit facility, bond issuances and stock offerings and issuances of our common stock to the sellers of the acquired dealerships.

            We currently intend to finance future acquisitions by issuing shares of common stock as full or partial consideration for acquired dealerships. The use of common stock as consideration for acquisitions will depend on two factors: (i) the market value of our common stock at the time of the acquisition and (ii) the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses. If potential acquisition candidates are unwilling to accept our common stock, we will be forced to rely solely on available cash or debt or equity financing, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock is depressed.

            In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, delays or other operational or financial problems. Acquisitions involve a number of special risks, including the difficulties of managing operations located in geographic areas where we have not previously operated, possible diversion of resources and management's attention, inability to retain key personnel at the acquired entity and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. Although we conduct what we believe to be a prudent level of investigation regarding the operating condition of the business we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of such business assets, we may not be able to ascertain the actual value of the acquired entity.

            THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

            We depend to a large extent upon the abilities and continued efforts of our executive officers, senior management and principals of our dealerships. Furthermore, we will likely be dependent on the senior management of any dealerships acquired in the future. We have long-term employment agreements with our Chairman/President/CEO and some of the principals of our dealerships. Our two Executive Vice Presidents are currently employed under employment agreements that operate on a month-to-month basis. If any of those persons leave or if we fail to attract and retain other qualified employees, our business could be adversely affected. We currently have no key man insurance for any of our officers or executive management.

            CHANGES IN INTEREST RATES COULD ADVERSELY IMPACT OUR PROFITABILITY.

            All of the borrowings under our credit facility bear interest based on a floating rate. A significant increase in interest rates could cause a substantial increase in our cost of borrowing. At times, we manage our exposure to interest rate volatility through the use of interest rate swaps.

            Additionally, a significant increase in interest rates could adversely impact our ability to arrange financing for vehicle sales at rates acceptable to our customers and the volume of fees we receive for arranging the financing.

            CHANGES IN OUR INSURANCE PROGRAMS COULD ADVERSELY IMPACT OUR PROFITABILITY.

            Automobile dealerships require insurance covering a broad variety of risks. We have insurance on our real property, comprehensive coverage for our vehicle inventory, general liability insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with vehicle sales and financing activities. Additionally, our insurance includes umbrella policies with a $105 million aggregate limit, which covers losses in excess of our $500 thousand self-insured retention on general liability claims.

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

            THE CYCLICALITY AND SEASONALITY OF VEHICLE SALES MAY ADVERSELY IMPACT OUR PROFITABILITY.

            Our operations, like the automotive retailing industry in general, can be impacted by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may impact our business, we believe the impact on our operations of future negative trends in such factors will be somewhat mitigated by our (i) parts, service and collision repair service operations, (ii) variable cost structure, (iii) geographic diversity and (iv) product diversity.

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

            THE AUTOMOTIVE RETAILING INDUSTRY IS HIGHLY COMPETITIVE, WHICH MAY REDUCE OUR PROFITABILITY AND GROWTH.

            Our business and acquisition activity is subject to intense competition. Please see "Business-Competition" for a discussion of competition in our industry.

            GOVERNMENTAL REGULATION AND ENVIRONMENTAL REGULATION COMPLIANCE COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

            We are subject to a number of regulations that affect our business, the compliance of which may impose substantial costs on us. Please see "Business-Governmental Regulations" and "Environmental Matters" for a discussion of the effect of such regulations on us.

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

            Our stockholder rights plan and certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of Group 1, even if such change of control would be beneficial to stockholders. These include provisions:

      - providing for a board of directors with staggered, three-year terms, permitting the removal of a director from office only for cause;

      -     allowing only the board of directors to set the number of directors;

      - requiring super-majority or class voting to affect certain amendments to our certificate of incorporation and bylaws;

      -     limiting the persons who may call special stockholders' meetings;

      -     limiting stockholder action by written consent;

      - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholders' meetings; and

      - allowing our board of directors to issue shares of preferred stock without stockholder approval.

            Certain of our dealer agreements prohibit the acquisition of more than a specified percentage of common stock without the consent of the relevant manufacturer. These terms of our dealer agreements could also make it more difficult for a third party to acquire control of Group 1.

INTERNET WEBSITE AND AVAILABILITY OF PUBLIC FILINGS

            Our Internet address is www.group1auto.com. We make available free of charge through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Commencing February 3, 2003, we made our SEC filings available via a direct link to our filings on the SEC website. During 2002, and through February 3, 2003, we made our filings available via the FreeEdgar website, which required the user to request a list of our filings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "GPI." There were 117 holders of record of our common stock as of February 28, 2003.

            The following table presents the quarterly high and low sales prices for our common stock since January 1, 2001, as reported on the New York Stock Exchange Composite Tape under the symbol "GPI."

                                                                           HIGH                       LOW
                                                                           ----                       ---
2001:
       First Quarter............................................          $13.00                     $8.13
       Second Quarter...........................................           29.98                     12.00
       Third Quarter............................................           34.95                     20.00
       Fourth Quarter...........................................           34.99                     25.00
2002:
       First Quarter............................................           43.69                     25.31
       Second Quarter...........................................           50.80                     34.85
       Third Quarter............................................           38.11                     22.20
       Fourth Quarter...........................................           24.75                     18.00

            We have never declared or paid dividends on our common stock. Generally, we have retained earnings to finance the development and expansion of our business. Any decision to pay dividends will be made by our Board of Directors after considering our results of operations, financial condition, capital requirements, general business conditions and other factors.

            Certain provisions of the credit facility and the senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements outside the ordinary course of business, including limitations on the payment of cash dividends and stock repurchases, which are limited to 33% of net income.

ITEM 6. SELECTED FINANCIAL DATA

            The following selected historical financial data as of December 31, 2002, 2001, 2000, 1999 and 1998, and for the five years in the period ended December 31, 2002, have been derived from our audited financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

            We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired by us. As a result of the effects of our acquisitions and other potential factors in the future, the historical financial information described in the selected financial data is not necessarily indicative of the results of operations and financial position of Group 1 in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected financial data.

                                                                   YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                              2002           2001           2000          1999           1998
                                           ----------     ----------     ----------    ----------     ----------
                                                    (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
  Revenues.............................    $4,214,364     $3,996,374     $3,586,146    $2,508,324     $1,630,057
  Cost of sales........................     3,562,069      3,389,122      3,058,709     2,131,967      1,393,547
                                           ----------     ----------     ----------    ----------     ----------
     Gross profit......................       652,295        607,252        527,437       376,357        236,510
  Selling, general and
     administrative expenses...........       502,732        458,546        393,679       279,791        178,038
  Depreciation and amortization........        11,940         17,358         16,038        10,616          6,426
                                           ----------     ----------     ----------    ----------     ----------
     Income from operations............       137,623        131,348        117,720        85,950         52,046
  Other income (expense):
     Floorplan interest expense........       (19,371)       (27,935)       (37,536)      (20,395)       (12,837)
     Other interest expense, net.......        (9,925)       (13,863)       (15,500)      (10,052)        (4,027)
     Other income (expense), net.......        (1,045)          (128)         1,142           186             39
                                           ----------     ----------     ----------    ----------     ----------
     Income before income taxes........       107,282         89,422         65,826        55,689         35,221
  Provision for income taxes...........        40,217         33,980         25,014        22,174         14,502
                                           ----------     ----------     ----------    ----------     ----------
     Net income........................    $   67,065     $   55,442     $   40,812    $   33,515     $   20,719
                                           ==========     ==========     ==========    ==========     ==========
  Earnings per share:
     Basic.............................    $     2.93     $     2.75     $     1.91    $     1.62     $    1.20
     Diluted...........................    $     2.80     $     2.59     $     1.88    $     1.55     $    1.16

  Weighted average shares outstanding:
     Basic.............................    22,874,918     20,137,661     21,377,902    20,683,308     17,281,165
     Diluted...........................    23,968,072     21,415,154     21,709,833    21,558,920     17,904,878

                                                                   AS OF DECEMBER 31,
                                           ---------------------------------------------------------------------
                                              2002           2001           2000          1999           1998
                                           ----------     ----------     ----------    ----------     ----------
                                                                     (in thousands)
BALANCE SHEET DATA:
 Working capital.......................        $93,755      $154,713       $54,769        $80,128       $48,251
 Inventories, net......................        622,205       454,961       527,101        386,255       219,176
 Total assets..........................      1,423,765     1,054,425     1,099,553        842,910       477,710
 Total long-term debt, including
     current portion...................         84,219        97,186       141,899        114,250        45,787
 Stockholders' equity..................        443,417       392,243     247,416          232,029       136,184
 Long-term debt to capitalization......            16%            20%         36%              33%           25%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            We are a leading operator in the $1 trillion automotive retailing industry. Through a series of acquisitions, we operate 114 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 25 collision service centers.

            We have diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair services, financing fees, vehicle service contract fees, insurance fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Finance and insurance revenues include fees from arranging financing, vehicle service and insurance contracts, net of a provision for anticipated chargebacks.

            Our total gross margin varies as our merchandise mix (the mix between new vehicle sales, used vehicle sales (retail and wholesale), parts and service sales, collision repair service sales and finance and insurance revenues) changes. Our gross margin on the sale of products and services varies significantly, with new vehicle sales generally resulting in the lowest gross margin and finance and insurance revenues generally resulting in the highest gross margin. When our new vehicle sales increase or decrease at a rate greater than our other revenue sources, our gross margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact our merchandise mix, and therefore influence our gross margin.

            Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. We believe that approximately 65% of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. It takes about three months to adjust our cost structure when business volume changes significantly. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. We receive interest assistance from various of our manufacturers. This assistance, which is reflected as a reduction of cost of sales, has ranged between 80% and 160% of floorplan interest expense over the past three years, mitigating the impact of interest rate changes on our financial results.

RESULTS OF OPERATIONS

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)
                                                                                  INCREASE/        PERCENT
                                                    2002             2001         (DECREASE)       CHANGE
                                                 ----------       ----------       ---------       ------
Retail unit sales .........................          95,005           90,615           4,390        4.8 %
Retail sales revenues .....................      $2,526,847       $2,373,299       $ 153,548        6.5 %
Gross profit (1) ..........................      $  189,624       $  187,360       $   2,264        1.2 %
Average gross profit per retail unit sold .      $    1,996       $    2,068       $     (72)      (3.5)%
Gross margin (1) ..........................             7.5%             7.9%           (0.4)%       --

----------
      (1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. Interest assistance varies with changes in interest rates and will impact gross margin.

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)
                                                                                 INCREASE/      PERCENT
                                              2002              2001            (DECREASE)       CHANGE
                                          -----------        -----------        ----------      --------
Retail unit sales ..................           65,698             67,927          (2,229)           (3.3)%
Wholesale unit sales ...............           39,754             37,771           1,983             5.3%

Retail sales revenues ..............      $   921,359        $   949,086        $(27,727)           (2.9)%
Wholesale sales revenues ...........          222,529            190,565          31,964            16.8%
                                          -----------        -----------        --------
  Total revenues ...................      $ 1,143,888        $ 1,139,651        $  4,237             0.4%
Total gross profit .................      $    96,079        $    96,798        $   (719)           (0.7)%
Total gross margin (1) .............              8.4%               8.5%           (0.1)%            --
Average gross profit per retail unit
   sold (2) ........................      $     1,462        $     1,425        $     37             2.6%
Retail gross margin (1) ............             10.4%              10.2%            0.2%             --
Wholesale gross loss ...............      $    (7,895)       $    (6,707)       $ (1,188)           17.7%
Average wholesale gross loss per
   wholesale unit sold .............      $      (199)       $      (178)       $    (21)           11.8%
Wholesale gross margin .............             (3.5)%             (3.5)%          (0.0)%            --

----------
      (1) Total gross margin equals total gross profit divided by total revenues. Retail gross margin equals total gross profit, which includes wholesale gross loss, divided by retail sales revenues. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

      (2) Average gross profit per retail unit sold equals total gross profit, which includes wholesale gross loss, divided by retail unit sales. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

PARTS AND SERVICE DATA

(dollars in thousands)
                                                                                                 PERCENT
                                                 2002             2001          INCREASE          CHANGE
                                               --------         --------        --------          ------
Sales revenues..............................   $402,169         $360,201         $41,968           11.7%
Gross profit................................   $225,132         $199,871         $25,261           12.6%
Gross margin...............................        56.0%            55.5%            0.5%            --

FINANCE AND INSURANCE DATA

(dollars in thousands,
except per unit amounts)
                                                                            PERCENT
                                                2002            2001        INCREASE          CHANGE
                                            ----------      ----------      ---------         -------
Retail new and used unit sales .......         160,703         158,542          2,161             1.4%
Retail finance fees ..................      $   58,869      $   56,272      $   2,597             4.6%
Vehicle service contract fees ........          52,346          44,080          8,266            18.8%
Other finance and insurance revenues .          30,245          22,871          7,374            32.2%
                                            ----------      ----------      ---------
  Total finance and insurance revenues      $  141,460      $  123,223      $  18,237            14.8%
Finance and insurance revenues, per
  retail unit sold ...................      $      880      $      777      $     103            13.3%

SAME STORE REVENUES COMPARISON (1)

(dollars in thousands)
                                                                            INCREASE/       PERCENT
                                               2002             2001        (DECREASE)       CHANGE
                                            ----------      ----------      ---------       --------
New vehicle retail sales .............      $2,279,737      $2,323,086      $ (43,349)       (1.9)%
Used vehicle retail sales ............         834,268         922,375        (88,107)       (9.6)%
Used vehicle wholesale sales .........         198,999         180,917         18,082        10.0%
Parts and service sales ..............         348,654         349,163           (509)       (0.1)%
Retail finance fees ..................          52,472          56,261         (3,789)       (6.7)%
Vehicle service contract fees ........          44,606          43,233          1,373         3.2%
Other finance and insurance
   revenues, net .....................          27,693          22,138          5,555        25.1%
                                            ----------      ----------      ---------
           Total same store revenues .      $3,786,429      $3,897,173      $(110,744)       (2.8)%

----------
      (1) Includes only those dealerships owned during all of the months of both periods in the comparison.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

            REVENUES. Revenues increased $218.0 million, or 5.5%, to $4,214.4 million for the year ended December 31, 2002, from $3,996.4 million for the year ended December 31, 2001. The growth in total revenues came from acquisitions, which were partially offset by a same store revenues decline of $110.7 million.

            New vehicle revenues increased $153.5 million, as acquired operations offset a same store decline of $43.3 million. The same store revenues decreased slightly, which reflected a less robust vehicle market in 2002, as compared to the near-record new vehicle sales in 2001, for all automobile retailers in the United States.

            Our used vehicle retail revenues declined $27.7 million as revenues from acquired operations were offset by an $88.1 million decline in our same store sales. The same store sales decline was due to high levels of manufacturer incentives on new vehicle sales, which reduced the price difference to the customer between a late model used vehicle and a new vehicle, thus switching more customers to new vehicles. Wholesale sales increased $32.0 million. The decline in retail sales required us to wholesale more vehicles to keep inventory turns on target and inventory levels in line with expected retail sales volumes.

            The increase in parts and service revenues of $42.0 million was from acquired operations as our same store sales declined $0.5 million. The primary driver of the same store sales decline was the Ford/Firestone tire recall, which caused a one-time increase in warranty and associated repairs at our Ford dealerships during 2001. Also contributing to the decrease was increased business during the summer months of 2001, due to the damage caused by tropical storm Allison, in Houston. These declines offset the same store increases we had in other areas of our operations.

            Retail finance fee revenues increased $2.6 million, with a $3.8 million same store decrease partially offsetting the revenues contributed by acquisitions. The same store decline was caused primarily by zero percent financing offered by many of the manufacturers for our customers, which began late in 2001 and continued throughout 2002, which reduced the amount of fees we earned for arranging the financing.

            Vehicle service contract fee revenues increased $8.3 million, with same store sales increasing $1.4 million. Included in the revenues from acquired dealerships is $1.3 million of deferred revenues recognized on dealer-obligor contracts written prior to our acquisitions of the dealerships. At the date of acquisition, we moved the dealerships to administrator-obligor contracts.

            Other finance and insurance revenues increased $7.4 million, with same store sales contributing $5.6 million. The same store increases are being driven by the introduction and sale of new products, in addition to our training programs.

            GROSS PROFIT. Gross profit increased $45.0 million, or 7.4%, to $652.3 million for the year ended December 31, 2002, from $607.3 million for the year ended December 31, 2001. The increase was attributable to an increase in the gross margin from 15.2% for the year ended December 31, 2001, to 15.5% for the year ended December 31, 2002, and increased revenues.

            The gross margin increased, as lower margin new and used vehicle revenues decreased as a percentage of total revenues, and increased finance and insurance revenues, per retail unit sold, offset the decline in the new and used vehicle gross margins.

            The gross margin on new retail vehicle sales declined to 7.5% from 7.9%, partially due to a reduction in floorplan assistance received from our manufacturers as a result of the decline in interest rates during the year, which reduced our gross profit by $3.8 million and our gross margin by 15 basis points. Floorplan assistance is a purchase discount and is recorded as a reduction of new vehicle cost of sales. Performance below expectations and prior year levels in our Dallas operations accounts for approximately 10 basis points of the decline in our new vehicle margin. Also, generally, the gross profit per retail unit does not vary with changes in the selling prices of the vehicles. As such, the 1.6% increase in our average selling price per new vehicle sold negatively impacted our new vehicle gross margin by 10 basis points.

            The gross margin on retail used vehicle sales increased to 10.4% from 10.2% as our dealerships worked to increase the gross profit per unit sold to offset the impact of the reduction of retail used vehicle sales. Our wholesale losses increased, as we wholesaled more vehicles, in light of the decline in the retail sales volume.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $44.2 million, or 9.6%, to $502.7 million for the year ended December 31, 2002, from $458.5 million for the year ended December 31, 2001. The increase was primarily attributable to the additional operations acquired and increased compensation and benefits. Compensation and benefits are largely incentive-based and constitute approximately 60% of total expenses, and increased due to increased gross profit. Selling, general and administrative expenses increased as a percentage of gross profit to 77.1% from 75.5% due primarily to below expected operating performance in our Atlanta and Dallas operations. Excluding the gross profit and selling, general and administrative expenses of our Atlanta and Dallas operations, our selling, general and administrative expenses as a percentage of gross profit would have been 75.1% in 2002.

            INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $12.5 million, or 29.9%, to $29.3 million for the year ended December 31, 2002, from $41.8 million for the year ended December 31, 2001. The decrease was due to a decline in interest rates and a lower average balance of debt outstanding. During the year ended December 31, 2002, there was an approximately 230 basis point reduction in our floorplan financing rate as compared to the prior year. During October 2001, we completed a $98.5 million stock offering and used the proceeds initially to pay down borrowings under our credit facility. By the end of the third quarter of 2002, we had reborrowed the amounts used to pay down the floorplan portion of our credit facility. We have had no borrowings under the acquisition portion of our credit facility during 2002.

            OTHER INCOME (EXPENSE), NET. Other expense increased $917,000 to $(1,045,000) for the year ended December 31, 2002, from $(128,000) for the year ended December 31, 2001. The increase is due primarily to $1.2 million of losses recorded on the repurchases and retirements of a portion of our senior subordinated notes.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)
                                                                                  INCREASE/         PERCENT
                                                   2001             2000         (DECREASE)         CHANGE
                                               ----------       ----------       ----------         ------
Retail unit sales...........................       90,615           86,729           3,886            4.5%
Retail sales revenues.......................   $2,373,299       $2,172,786        $200,513            9.2%
Gross profit (1)............................     $187,360         $176,522         $10,838            6.1%
Average gross profit per retail unit sold...       $2,068           $2,035             $33            1.6%
Gross margin (1)............................          7.9%             8.1%           (0.2)%           --

----------
      (1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. Interest assistance varies with changes in interest rates and will impact gross margin.

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)
                                                                                INCREASE/         PERCENT
                                              2001              2000            (DECREASE)         CHANGE
                                          -----------        -----------        ---------           ----
Retail unit sales ..................           67,927             59,144            8,783           14.9 %
Wholesale unit sales ...............           37,771             37,413              358            1.0 %
Retail sales revenues ..............      $   949,086        $   808,698        $ 140,388           17.4 %
Wholesale sales revenues ...........          190,565            199,720           (9,155)          (4.6)%
                                          -----------        -----------        ---------
  Total revenues ...................      $ 1,139,651        $ 1,008,418        $ 131,233           13.0 %
Total gross profit .................      $    96,798        $    84,599        $  12,199           14.4 %
Total gross margin (1) .............              8.5%               8.4 %            0.1 %           --
Average gross profit per retail unit
   sold (2) ........................      $     1,425        $     1,430        $      (5)          (0.3)%

Retail gross margin (1) ............             10.2 %             10.5 %           (0.3)%           --
Wholesale gross loss ...............      $    (6,707)       $    (5,361)       $  (1,346)          25.1 %
Average wholesale gross loss per
   wholesale unit sold .............      $      (178)       $      (143)       $     (35)          24.5 %
Wholesale gross margin .............             (3.5)%             (2.7)%           (0.8)%           --

----------
      (1) Total gross margin equals total gross profit divided by total revenues. Retail gross margin equals total gross profit, which includes wholesale gross loss, divided by retail sales revenues. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

      (2) Average gross profit per retail unit sold equals total gross profit, which includes wholesale gross loss, divided by retail unit sales. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

PARTS AND SERVICE DATA

(dollars in thousands)
                                                                                            PERCENT
                                                 2001             2000          INCREASE    CHANGE
                                               --------         --------        --------    ------
Sales revenues..............................   $360,201         $306,089         $54,112      17.7%
Gross profit................................   $199,871         $167,463         $32,408      19.4%
Gross margin................................       55.5%            54.7%            0.8%       --

FINANCE AND INSURANCE DATA

(dollars in thousands,
except per unit amounts)
                                                                                             PERCENT
                                               2001             2000        INCREASE         CHANGE
                                            ----------      ----------      ---------        -------
Retail new and used unit sales .......         158,542         145,873         12,669           8.7 %
Retail finance fees ..................      $   56,272      $   45,043      $  11,229          24.9 %
Vehicle service contract fees ........          44,080          37,484          6,596          17.6 %
Other finance and insurance revenues .          22,871          16,326          6,545          40.1 %
                                            ----------      ----------      ---------
  Total finance and insurance revenues      $  123,223      $   98,853      $  24,370          24.7 %
Finance and insurance revenues, per
  retail unit sold ...................      $      777      $      678      $      99          14.6 %

SAME STORE REVENUES COMPARISON (1)

(dollars in thousands)
                                                                            INCREASE/        PERCENT
                                               2001             2000        (DECREASE)       CHANGE
                                            ----------      ----------      ---------        -------
New vehicle retail sales .............      $2,222,930      $2,093,289      $ 129,641           6.2 %
Used vehicle retail sales ............         871,978         770,996        100,982          13.1 %
Used vehicle wholesale sales .........         169,701         189,251        (19,550)        (10.3)%
Parts and service sales ..............         324,598         290,590         34,008          11.7 %
Retail finance fees ..................          54,112          42,591         11,521          27.1 %
Vehicle service contract fees ........          41,196          35,829          5,367          15.0 %
Other finance and insurance
   revenues, net .....................          20,883          14,715          6,168          41.9 %
                                            ----------      ----------      ---------
           Total same store revenues .      $3,705,398      $3,437,261      $ 268,137           7.8 %

----------
      (1) Includes only those dealerships owned during all of the months of both periods in the comparison.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

            REVENUES. Revenues increased $410.3 million, or 11.4%, to $3,996.4 million for the year ended December 31, 2001, from $3,586.1 million for the year ended December 31, 2000. The growth in total revenues came primarily from same store revenues increases of $268.1 million, with acquisitions, net of dispositions, accounting for the remaining increase.

            New vehicle revenues increased $200.5 million, primarily from same store revenues, which increased $129.6 million. As compared to a 1.4% decline in total new vehicle unit sales for automobile retailers in the United States, our same store revenues increase of 6.2% was driven by strong customer acceptance of our products, particularly Toyota, Lexus and Honda and aggressive manufacturer incentives. The remaining increase of $70.9 million came from the acquisitions of additional dealership operations during 2000 and 2001, net of decreases due to the sale of a few small dealerships.

            The growth in used vehicle retail revenues of $140.4 million was primarily attributable to growth in our same store sales of $101.0 million. The same store sales growth was due to an emphasis on used vehicle sales in the New Mexico, Atlanta, Oklahoma, Boston, Houston, West Texas and Austin markets. The additional dealership operations acquired contributed the remaining $39.4 million of the increase. Wholesale sales declined $9.2 million due to the emphasis on increasing retail sales in the above markets.

            The increase in parts and service revenues of $54.1 million was due to strong same store sales growth of $34.0 million. The same store sales growth came primarily from our Boston, Houston, Oklahoma and south Florida operations. The primary driver of the same store sales growth was the Ford/Firestone tire recall, which caused an increase in warranty and associated repairs at our Ford dealerships. Also contributing to the increase was a higher volume of business due to the damage caused by tropical storm Allison in Houston, during the summer months of 2001. The additional dealership operations acquired, net of sold dealerships, contributed the remaining $20.1 million of the increase.

            Retail finance fee revenues increased $11.2 million, with $11.5 million of the increase coming from same store sales and $1.6 million being contributed by acquisitions. Offsetting the increase was a decline in revenues from one-time incentives on retail finance programs.

            Vehicle service contract fee revenues increased $6.6 million, with same store sales of $5.4 million and acquired operations contributing $1.6 million. Offsetting the increases were deferrals of revenues related to sales of dealer-obligor contracts.

            Other finance and insurance revenues increased $6.5 million, with same store sales contributing $6.2 million and acquired operations contributing $0.8 million. Offsetting these increases was a decline caused by reduced one-time incentives due to a decline in the volume of credit life and accident and disability contracts sold.

            The same store revenues increase in retail finance fees, vehicle service contract fees and other finance and insurance revenues is primarily attributable to increased sales training, company-wide benchmarking, a favorable interest rate market and an increase in the number of retail new and used units sold.

            GROSS PROFIT. Gross profit increased $79.9 million, or 15.1%, to $607.3 million for the year ended December 31, 2001, from $527.4 million for the year ended December 31, 2000. The increase was attributable to an increase in the gross margin from 14.7% for the year ended December 31, 2000, to 15.2% for the year ended December 31, 2001, and increased revenues.

            The gross margin increased as lower margin new vehicle revenues decreased as a percentage of total revenues, and increased gross margins on total used vehicle sales and parts and service sales offset the majority of the decline in the new vehicle gross margin.

            The gross margin on new retail vehicle sales declined to 7.9% from 8.1% due primarily to the decline in interest rates during the year, which resulted in a reduction in the amount of floorplan assistance paid by various of our manufacturers. Floorplan assistance is a purchase discount and is recorded as a reduction of new vehicle cost of sales.

            The gross margin on retail used vehicle sales decreased to 10.2% from 10.5% due primarily to pressure on used vehicle values caused by aggressive incentives placed on new vehicles by the manufacturers. The pressure on used vehicle pricing also increased our losses on used vehicle wholesale sales as the market value of used vehicles declined more rapidly than in the prior year.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $64.8 million, or 16.5%, to $458.5 million for the year ended December 31, 2001, from $393.7 million for the year ended December 31, 2000. The increase was primarily attributable to increased compensation and benefits, which are largely incentive-based and constitute approximately 60% of total expenses, and increased selling expenses. Compensation and benefits, and selling expenses increased due to increased revenues and gross profit. Selling, general and administrative expenses increased as a percentage of gross profit to 75.5% from 74.6% due primarily to the additional dealership operations acquired not achieving the same expense leverage as the existing dealerships.

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

            The following table sets forth selected historical information from our statements of cash flows:

                                              YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                       2002           2001           2000
                                    ---------       --------       --------
                                                (in thousands)
Net cash provided by operating
  activities .................      $  73,539       $ 74,268       $ 74,591
Net cash used in investing
  activities .................       (122,295)       (27,229)       (77,681)
Net cash provided by (used in)
  financing activities .......         56,228        (53,425)          (770)
                                    ---------       --------       --------
Net increase in cash and cash
  Equivalents ................      $   7,472       $ (6,386)      $ (3,860)
                                    =========       ========       ========

            CASH FLOWS

            Total cash at December 31, 2002, was $24.3 million.

            OPERATING ACTIVITIES. For the three-year period ended December 31, 2002, we generated $222.4 million in net cash from operating activities, primarily driven by net income plus depreciation and amortization.

            INVESTING ACTIVITIES. During 2002, the $122.3 million of cash used for investing activities was primarily attributable to the use of $81.4 million of cash in acquisitions, net of cash balances obtained in the acquisitions, and purchases of property and equipment. We used approximately $43.5 million for purchases of property and equipment, with approximately $32.4 million being for the purchase of land and construction of new facilities. Offsetting these uses was $7.4 million received from the sales of three dealership franchises during 2002.

            During 2001, $27.2 million of cash was used for investing activities primarily attributable to purchases of property and equipment and cash paid in acquisitions, net of cash balances obtained in the acquisitions, partially offset by proceeds from sales of franchises. During 2001, we used approximately $20.9 million in purchasing property and equipment, of which, approximately $12.5 million was for the purchase of land and construction of new facilities.

            During 2000, $77.7 million of cash was used for investing activities, primarily attributable to cash paid in completing acquisitions, net of cash balances obtained in the acquisitions, and purchases of property and equipment, partially offset by proceeds from the sales of franchises. During 2000, we used approximately $17.3 million in purchasing property and equipment, of which, approximately $8.8 million was for the purchase of land and construction of new facilities.

            FINANCING ACTIVITIES. We obtained approximately $56.2 million from financing activities during 2002, primarily borrowings under our credit facility. We reborrowed amounts available under our credit facility that were paid down with the proceeds from our stock offering in October 2001. Additionally, we spent $11.6 million repurchasing a portion of our senior subordinated notes and $23.8 million for repurchases of common stock.

            During 2001, we used approximately $53.4 million in financing activities. The uses were primarily attributable to paydowns made on our revolving credit facility and repurchases of common stock, largely offset by the proceeds of our common stock offering. In October 2001, we completed an offering of 3.3 million shares of our common stock, with net proceeds from the offering, after expenses, of approximately $98.5 million. The proceeds from the offering, as well as cash flows from operations, were used to reduce the outstanding balance under our credit facility by $118.6 million. We may reborrow the amounts repaid under our credit facility for general corporate purposes, including acquisitions.

            During 2000 we used approximately $770,000 in financing activities. Cash was provided primarily through borrowings on our revolving credit facility. We used $6.3 million for principal payments of long-term debt. Additionally, we used $20.9 million for repurchases of common stock.

            WORKING CAPITAL. At December 31, 2002, we had working capital of $93.8 million, which is approximately $20 million higher than we believe we need to operate our existing business. We expect to use this excess working capital to fund acquisitions and anticipated capital expenditures. Historically, we have funded our operations with internally generated cash flow and borrowings. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our credit facility to fund our current operations and capital expenditures and acquisitions budgeted for 2003. If our capital expenditure or acquisition plans for 2003 as outlined below change, we may need to access the private or public capital markets to obtain additional funding.

            STOCK REPURCHASE

            In November 2002, the board of directors authorized us to repurchase up to $42.7 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to use up to approximately 33% of our cumulative net income to repurchase stock and pay dividends. During 2002 we repurchased approximately 983 thousand shares for approximately $23.8 million. As of December 31, 2002, we had the capacity to repurchase an additional $18.9 million of stock under the November 2002 board of directors' authorization. We allocate our financial resources based on a risk-adjusted analysis of expected returns. As such, we may repurchase shares of our common stock if market conditions allow us to receive an acceptable return on investment.

            CAPITAL EXPENDITURES

            Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures exclusive of new or expanded operations have approximately equaled our annual depreciation charge. Expenditures relating to the construction or expansion of dealership facilities, generally, are driven by new franchises being granted to us by a manufacturer or significant growth in sales at an existing facility. During 2003, we plan to invest approximately $25.9 million to expand thirteen existing facilities and prepare three new facilities for operations. Additionally, many of our dealership facilities are leased to us. With respect to leased facilities during 2003, we expect there will be three new dealership facilities built for new dealership franchises granted to us, one new dealership facility to which we will relocate an existing dealership and three existing dealership facilities will be expanded. The result of these projects for new and expanded operations is an estimated incremental annual rent expense of $3.7 million, per year.

            ACQUISITION FINANCING

            Our acquisition target for 2003 is to complete platform and tuck-in acquisitions that have approximately $800 million in annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships and borrowings under our credit facility. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions.

            CREDIT FACILITY

            Our credit facility provides a floorplan facility of $702 million, with an interest rate of LIBOR plus 112.5 basis points, for financing vehicle inventories. Additionally, the credit facility provides an acquisition facility of $198 million for financing acquisitions, general corporate purposes and capital expenditures and bears interest at LIBOR plus a margin varying between 175 to 325 basis points, determined based on a ratio of debt to equity. The amount available to be borrowed under the acquisition portion of the credit facility is dependent upon a calculation based on our cash flow. Based on our December 31, 2002, financial statements, $194.1 million was available, after deducting $3.9 million for outstanding letters of credit. The credit facility also contains various covenants including financial ratios, such as fixed-charge coverage, interest coverage and a minimum net worth requirement, among others, as well as other requirements that must be maintained. The lending group is comprised of 15 major financial institutions, including five manufacturer captive finance companies. The manufacturer captive finance companies are Ford Motor Credit Company, Toyota Motor Credit Corporation, BMW Financial Services N.A. Inc., Chrysler Financial Company, L.L.C. and Mercedes-Benz Credit Corporation. As of February 28, 2003, $189.1 million was available to be drawn under the acquisition facility for borrowings and letters of credit. The credit facility allows up to 33% of net income to be used for cash dividends and stock repurchases.

            Our credit facility matures on December 31, 2003. The credit facility funds our inventory and, at times, acquisitions and other general corporate needs. We are currently in discussions for a new long-term credit facility with our current lender group. There is no guarantee that we will be able to close a new long-term credit facility with the same terms and conditions as our current credit facility. At February 28, 2003, $637.5 million was outstanding under the credit facility for inventory financing and $8.9 million was outstanding under the acquisition portion of the credit facility for borrowings and letters of credit.

            During July 2001, we entered into a two-year interest rate swap with a notional amount of $100 million. Additionally, during October 2001, we entered into a three-year interest rate swap with a notional amount of $100 million. The effect of these swaps is to convert the interest rate on a portion of our floorplan borrowings from the 30-day LIBOR-based rate to an average fixed rate of interest of 4.07%.

            LEASES

            We lease various real estate, facilities and equipment under long-term operating lease agreements. Generally, the leases have 30-year total terms with initial terms of 15 years and three five-year option periods, at our option. Additionally, we generally have an option to purchase the real estate and facilities at the end of the lease term, and a right of first refusal, giving us the opportunity to purchase the real estate and facilities if the owner reaches an agreement to sell them to a third party.

            OBLIGATIONS AND COMMITMENTS

            The following is a summary of our future contractual cash obligations:

    CONTRACTUAL CASH
       OBLIGATIONS                  2003         2004         2005         2006         2007      THEREAFTER         TOTAL
----------------------------      --------      -------      -------      -------      -------    ----------      ----------
                                                                  (in thousands)
Debt (1) ...................      $    997      $   881      $   829      $   555      $   499      $ 81,689      $   85,450
Floorplan  notes  payable(1)       652,538           --           --           --           --            --         652,538
Leases .....................        45,621       44,653       42,967       42,186       41,129       234,518         451,074
Other long-term obligations             25           25          114           25           25            --             214
                                  --------      -------      -------      -------      -------      --------      ----------
  Total ....................      $699,181      $45,559      $43,910      $42,766      $41,653      $316,207      $1,189,276
                                  ========      =======      =======      =======      =======      ========      ==========

----------
      (1)   Excludes interest payments.

            Our credit facility is currently set to mature on December 31, 2003. The credit facility provides commitments for inventory financing, floorplan notes payable, up to $702 million, of which we had borrowed $652.5 million at December 31, 2002. Payments, generally, are required to be made on the floorplan notes payable as the vehicles are sold. The credit facility also provides commitments for a revolving credit line for general corporate purposes, including acquisitions, up to $198 million, of which $3.9 million was outstanding under letters of credit at December 31, 2002. Other than the interest rate swap agreements discussed above, there are no other significant contractual commitments to or from us.

            CURRENT BUSINESS TRENDS

            During 2002, approximately 16.8 million new vehicles were sold in the United States. Industry analyst estimates for 2003 are predicting new vehicle unit sales of approximately 16 million units. As the used vehicle market has been negatively impacted by aggressive manufacturer incentives on new vehicles, we expect the used vehicle market to be down 2% to 6% in 2003. Due to the increase in units in operation from the recent record new vehicle sales, and the increasing complexity of the vehicles being sold today, we expect to see growth in the parts and service market for franchised automobile dealers. We expect the interest rate environment in 2003 to be similar to what we experienced in 2002.

            For a discussion of other uncertainties that may impact our business, please review the "Business-Risk Factors" section of this Form 10-K.

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

            INVENTORIES

            New, used and demonstrator vehicles are stated at the lower of cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our manufacturers. The assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As the market value of our inventories typically declines with the passage of time, valuation reserves are provided against the inventory balances based on the agings of the inventories and market trends. Additionally, used vehicles present added complexity to the inventory valuation process. There is no standardized source for determining exact values, as each vehicle and each market we operate in, is unique. As such, these factors are also considered in determining the appropriate level of valuation reserves.

            RETAIL FINANCE AND VEHICLE SERVICE CONTRACT REVENUES RECOGNITION

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

            In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill; however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. We complete the required assessment at the end of each calendar year, and at such other times as required by events or circumstances at a reporting unit indicating a potential reduction of fair value below book value. In performing the assessment, we estimate the fair value of our intangibles using a calculation based on the historical and expected cash flows of the dealerships, market trends and conditions, review of completed transactions and current market valuations. A portion of our intangible assets relates to franchise value, which is considered to have an indefinite life, with goodwill accounting for the remainder. We adopted this statement effective January 1, 2002. Adoption did not result in an impairment of any intangible assets, based on the new fair-value based test, however, changes in facts and circumstances surrounding this estimate could result in an impairment of intangible assets in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The table below provides information about our market-sensitive financial instruments and constitutes a "forward-looking statement." Our major market-risk exposure is changing interest rates. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt. Additionally, interest rate swaps may be used to adjust our exposure to interest rate movements. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All interest rate swaps are non-trading and qualify for hedge accounting.

                                                                                                                         FAIR VALUE
                                                                                                                        DECEMBER 31,
                                                                 EXPECTED MATURITY DATE                                     2002
                                   -----------------------------------------------------------------------------------  ------------
(dollars in millions)                 2003         2004         2005        2006        2007     Thereafter    Total
                                   ---------    ---------    ---------   ---------   ---------   ----------  ---------
VARIABLE RATE DEBT
Current ........................   $   652.5    $      --    $      --   $      --   $      --   $      --   $   652.5   $   652.5
  Average interest rates (1) (2)        2.51%          --           --          --          --          --
Non-current ....................   $      --    $      --    $      --   $      --   $      --   $      --   $      --   $      --
  Average interest rates .......          --           --           --          --          --          --          --
                                   ---------    ---------    ---------   ---------   ---------   ---------   ---------
Total variable rate debt .......   $   652.5    $      --    $      --   $      --   $      --   $      --   $   652.5
Interest rate swaps ............   $   100.0    $   100.0    $      --   $      --   $      --   $      --   $   200.0   $     5.4
  Average pay rate (fixed) (2) .        5.53%        4.88%          --          --          --          --
  Average receive rate
     (variable) (1) (2) (3) ....        2.51%        2.51%          --          --          --          --
                                   ---------    ---------    ---------   ---------   ---------   ---------   ---------
Net variable rate debt .........   $   552.5    $  (100.0)   $      --   $      --   $      --   $      --   $   452.5
                                   =========    =========    =========   =========   =========   =========   =========

----------
      (1)   The 30-day LIBOR used is as of December 31, 2002.
      (2) The rate shown includes the 112.5 basis point spread charged on the floorplan notes payable.
      (3)   Both swaps variable rates are based on 30-day LIBOR.

            At December 31, 2002, our variable rate floorplan notes payable have increased over the prior year due to increases in inventory levels and greater leverage on the inventory. A 100 basis point increase in interest rates would have increased floorplan interest expense $4.4 million for the year ended December 31, 2002, before the impact of our interest rate swaps. We have had no other significant balances outstanding under variable rate borrowing agreements.

            At times, we have used interest rate swaps to reduce our exposure to interest rate fluctuations. Currently, we have two interest rate swaps outstanding, each with notional amounts of $100 million and converting 30-day LIBOR to a fixed rate. As these swaps are hedging our floorplan interest rate exposure, the impact on interest expense is included in floorplan interest expense in our statements of operations. A 100 basis point increase in interest rates would reduce the cost of the swaps and, thus, reduce our floorplan interest expense by $2.0 million for the year ended December 31, 2002. One of the swaps, with a notional amount of $100 million, expires at the end of July 2003. As such, depending on interest rate levels during the last five months of 2003, our floorplan interest expense could be impacted.

            The net result on floorplan interest expense of a 100 basis point increase in interest rates is an increase of $2.4 million, after combining the increase in expense on our borrowings and the decrease in expense from our swaps.

            Additionally, we receive floorplan interest assistance from the majority of our manufacturers. This assistance, which has ranged from approximately 80% to 160% of our floorplan interest expense over the past three years, totaled $26.7 million during 2002. We treat this interest assistance as a vehicle purchase price discount, and reflect it as a reduction of new vehicle cost of sales as new vehicles are sold. Approximately half of the assistance we receive varies with changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See the Financial Statements beginning on page F-1 for the information required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Information concerning a change in accountants is included in the Company's Current Report on Form 8-K/A dated May 15, 2002.

                                    PART III

            Please see the definitive Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 21, 2003, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference for the information concerning:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within 90 days before the filing of this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

      - the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

      - the Company's disclosure controls and procedures were effective to ensure such information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

            There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

      (b)   Reports on Form 8-K

      On November 12, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9.

      On November 15, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

      On November 15, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5.

      On December 13, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 and including exhibits under Item 7 thereof.

      On January 29, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

      On February 19, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

      (c)   Other Information

      The certifications by our chief executive officer and chief financial officer required by Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits 99.1 and 99.2, respectively, to this Annual Report on Form 10-K.

      (d)   Exhibits

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   3.1       --   Restated Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   3.2       --   Certificate of Designation of Series A Junior Participating
                  Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893).

   3.3       --   Bylaws of the Company (Incorporated by reference to Exhibit
                  3.3 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   4.1       --   Specimen Common Stock Certificate (Incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   4.2       --   Form of Subordinated Indenture (Incorporated by reference
                  to Exhibit 4.5 of the Company's Registration Statement on Form
                  S-3 Registration No. 333-69693).

   4.3       --   Form of Subordinated Debt Securities (included in Exhibit
                  4.2).

   4.4       --   First Supplemental Indenture dated as of March 5, 1999
                  among Group 1 Automotive, Inc., the Subsidiary Guarantors
                  named therein and IBJ Whitehall Bank & Trust Company
                  (Incorporated by reference to Exhibit 4.1 of the Company's
                  Current Report of Form 8-K dated March 5, 1999).

   4.5       --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009
                  (included in Exhibit 4.4).

   10.1      --   Employment Agreement between the Company and B.B.
                  Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2001).

   10.2      --   Employment Agreement between the Company and Robert E.
                  Howard II dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.2 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.3      --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit
                  10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.4      --   Employment Agreement between the Company and Scott L.
                  Thompson dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.6 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.5      --   1996 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.7 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893).

   10.6      --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                  by reference to Exhibit 10.8 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.7      --   Lease Agreement between Howard Pontiac GMC and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.8      --   Lease Agreement between Bob Howard Motors and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.9      --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.10     --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                  Broadway Real Estate Limited Liability Company.

   10.11     --   Rights Agreement between Group 1 Automotive, Inc. and
                  ChaseMellon Shareholder Services, L.L.C., as rights agent
                  dated October 3, 1997 (Incorporated by reference to Exhibit
                  10.10 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.12     --   1998 Employee Stock Purchase Plan (Incorporated by
                  reference to Exhibit 10.11 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.13     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                  Group 1 Automotive, Inc. (Incorporated by reference to Exhibit
                  10.12 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.14     --   Form of Supplemental Agreement to General Motors
                  Corporation Dealer Sales and Service Agreement (Incorporated
                  by reference to Exhibit 10.13 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.15     --   Supplemental Terms and Conditions between Ford Motor
                  Company and Group 1 Automotive, Inc. dated September 4, 1997
                  (Incorporated by reference to Exhibit 10.16 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.16     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                  and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.17     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                  Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                  (Incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.18     --   Form of General Motors Corporation U.S.A. Sales and Service
                  Agreement (Incorporated by reference to Exhibit 10.25 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.19     --   Fourth Amended and Restated Revolving Credit Agreement,
                  dated as of October 15, 1999, and effective as of November 1,
                  1999 (Incorporated by reference to Exhibit 10.1 of the
                  Company's Current Report on Form 8-K dated October 29, 1999).

   10.20     --   Amendment to Fourth Amended and Restated Revolving Credit
                  Agreement, dated as of March 7, 2000 (Incorporated by
                  reference to Exhibit 10.23 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.21     --   Second Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of May 22, 2000 (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.22     --   Third Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of December 1, 2000 (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.23     --   Fourth Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of November 9, 2001 (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.24     --   Stock Pledge Agreement dated December 19, 1997
                  (Incorporated by reference to Exhibit 10.54 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997).

   10.25     --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit
                  10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.26     --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit
                  10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.27     --   Form of Ford Motor Company Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.38 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.28     --   Form of Chrysler Corporation Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.39 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.29     --   Second Amendment to the 1996 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.1 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999).

   10.30     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                  Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-83260).

   10.31     --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-75754).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.32     --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                  Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                  No. 333-75784).

   10.33     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                  10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.34     --   Interest Rate Swap Confirmation, dated as of July 23, 2001
                  (Incorporated by reference to Exhibit 10.34 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2001).

   10.35     --   Interest Rate Swap Confirmation, dated as of October 19,
                  2001 (Incorporated by reference to Exhibit 10.35 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001).

   10.36     --   Split Dollar Life Insurance Agreement between Group 1
                  Automotive, Inc., and Leslie Hollingsworth and Leigh
                  Hollingsworth Copeland, as Trustees of the Hollingsworth 2000
                  Children's Trust, dated as of January 23, 2002.

   10.37     --   Lease Agreement between Bob Howard Automotive-East, Inc.
                  and REHCO EAST, L.L.C.

   10.38     --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C.

   10.39     --   Employment Agreement between the Company and Kevin H.
                  Whalen dated November 3, 2002.

   10.40     --   Amendment to Lease Agreement between Howard-H, Inc. and
                  REHCO, L.L.C.

   10.41     --   Lease Agreement between Howard Ford, Inc. and REHCO EAST,
                  L.L.C.

   10.42     --   Stock Purchase Agreement by and among Group 1 Holdings-F,
                  L.L.C. and Howard Ford, Inc. and Robert E. Howard II dated as of December 3, 2002.

   10.43     --   Stock Purchase Agreement by and among BHE, Inc. and Bob
                  Howard German Imports, Inc. and Group 1 Holdings-DC, L.L.C.
                  dated effective January 1, 2003.

   10.44     --   Split Dollar Life Insurance Payment Deferral Letter dated
                  February 25, 2003.

   11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

   21.1      --   Group 1 Automotive, Inc. Subsidiary List.

   23.1      --   Consent of Ernst & Young LLP.

   99.1      --   Certification of Chief Executive Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.

   99.2      --   Certification of Chief Financial Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 26th day of March, 2003.

                                        Group 1 Automotive, Inc.


                                        By:/s/ B.B. Hollingsworth, Jr.
                                           ------------------------------
                                           B.B. Hollingsworth, Jr.
                                           Chairman, President and
                                           Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 26th day of March, 2003.

                  SIGNATURE                            TITLE
                  ---------                            -----


    /s/ B.B. Hollingsworth, Jr.            Chairman, President and Chief
-------------------------------------      Executive Officer and Director
    B.B. Hollingsworth, Jr.                (Principal Executive Officer)


    /s/ Scott L. Thompson                  Executive Vice President,
-------------------------------------      Chief Financial Officer and Treasurer
    Scott L. Thompson                      (Chief Financial and Accounting
                                           Officer)


    /s/ John L. Adams                      Director
-------------------------------------
    John L. Adams


    /s/ Bennett E. Bidwell                 Director
-------------------------------------
    Bennett E. Bidwell


    /s/ Robert E. Howard II                Director
-------------------------------------
    Robert E. Howard II


    /s/ Louis E. Lataif                    Director
-------------------------------------
    Louis E. Lataif


    /s/ Stephen D. Quinn                   Director
-------------------------------------
    Stephen D. Quinn


    /s/ Max P. Watson, Jr.                 Director
-------------------------------------
    Max P. Watson, Jr.


    /s/ Kevin H. Whalen                    Director
-------------------------------------
    Kevin H. Whalen

                                  CERTIFICATION

I, B.B. Hollingsworth, Jr., Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Group 1 Automotive, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


                                                 /s/ B.B. Hollingsworth, Jr.
                                                 ---------------------------
                                                 B.B. Hollingsworth, Jr.
                                                 Chief Executive Officer

                                  CERTIFICATION

I, Scott L. Thompson, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Group 1 Automotive, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


                                                /s/ Scott L. Thompson
                                                -----------------------
                                                Scott L. Thompson
                                                Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

Group 1 Automotive, Inc. and Subsidiaries -- Consolidated Financial Statements

Report of Independent Auditors........................................     F-2
Report of Independent Public Accountants..............................     F-3
Consolidated Balance Sheets...........................................     F-4
Consolidated Statements of Operations.................................     F-5
Consolidated Statements of Stockholders' Equity.......................     F-6
Consolidated Statements of Cash Flows.................................     F-7
Notes to Consolidated Financial Statements............................     F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Group 1 Automotive, Inc and
Subsidiaries:

We have audited the consolidated balance sheet of Group 1 Automotive, Inc. and Subsidiaries as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Group 1 Automotive, Inc and Subsidiaries as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations and whose report dated February 14, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments described in Note 14 and the transitional disclosures described in Note 5.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and Subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill.

As discussed above, the financial statements of Group 1 Automotive, Inc. and Subsidiaries as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 14, these financial statements have been revised. We audited the reclassification adjustments described in Note 14 that were applied to revise the 2001 and 2000 financial statements. In our opinion, such reclassification adjustments are appropriate and have been properly applied. Additionally, as described in Note 5, these financial statements were further revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company on January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 for 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense, net of tax, recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such reclassification adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


                                            /s/ Ernst & Young LLP

Houston, Texas
February 19, 2003

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


/s/ Arthur Andersen LLP

Houston, Texas
February 14, 2002


Note: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Group 1 Automotive, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                         --------------------------
                                                             2002           2001
                                                         -----------    -----------
                                                               (in thousands)
                             ASSETS
CURRENT ASSETS:
   Cash ..............................................   $    24,333    $    16,861
   Contracts in transit and vehicle receivables, net .       178,623        130,351
   Accounts and notes receivable, net ................        58,194         43,684
   Inventories, net ..................................       622,205        454,961
   Deferred income taxes .............................        10,793         10,721
   Other assets ......................................         8,890          5,354
                                                         -----------    -----------
     Total current assets ............................       903,038        661,932
                                                         -----------    -----------
PROPERTY AND EQUIPMENT, net ..........................       116,270         83,011
GOODWILL .............................................       307,907        277,913
INTANGIBLE ASSETS ....................................        60,879          4,614
INVESTMENTS, AT MARKET VALUE, RELATED TO
   INSURANCE POLICY SALES ............................        15,813         14,313
DEFERRED COSTS RELATED TO INSURANCE
   POLICY AND VEHICLE SERVICE CONTRACT SALES .........        16,824          6,874
OTHER ASSETS .........................................         3,034          5,768
                                                         -----------    -----------
     Total assets ....................................   $ 1,423,765    $ 1,054,425
                                                         ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Floorplan notes payable ...........................   $   652,538    $   364,954
   Current maturities of long-term debt ..............           997          1,687
   Accounts payable ..................................        90,809         73,089
   Accrued expenses ..................................        64,939         67,489
                                                         -----------    -----------
     Total current liabilities .......................       809,283        507,219
                                                         -----------    -----------
DEBT, net of current maturities ......................         9,073         10,497
Senior Subordinated Notes ............................        74,149         85,002
DEFERRED INCOME TAXES ................................         7,651          9,982
OTHER LIABILITIES ....................................        31,005         20,776
                                                         -----------    -----------
     Total liabilities before deferred revenues ......       931,161        633,476
                                                         -----------    -----------
DEFERRED REVENUES FROM INSURANCE POLICY
   SALES .............................................        24,637         24,706
DEFERRED REVENUES FROM VEHICLE SERVICE
   CONTRACT SALES ....................................        24,550          4,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, 1,000,000 shares authorized, none
     issued or outstanding ...........................            --             --
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 23,183,226 and 23,029,853 issued ...           232            230
   Additional paid-in capital ........................       254,145        251,145
   Retained earnings .................................       215,024        147,959
   Accumulated other comprehensive loss ..............        (3,359)          (807)
   Treasury stock, at cost, 942,419 and 343,345 shares       (22,625)        (6,284)
                                                         -----------    -----------
     Total stockholders' equity ......................       443,417        392,243
                                                         -----------    -----------
     Total liabilities and stockholders' equity ......   $ 1,423,765    $ 1,054,425
                                                         ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                        2002            2001            2000
                                                   ------------    ------------    ------------
                                                (dollars in thousands, except per share amounts)
REVENUES:
  New vehicle retail sales .....................   $  2,526,847    $  2,373,299    $  2,172,786
  Used vehicle retail sales ....................        921,359         949,086         808,698
  Used vehicle wholesale sales .................        222,529         190,565         199,720
  Parts and service sales ......................        402,169         360,201         306,089
  Retail finance fees ..........................         58,869          56,272          45,043
  Vehicle service contract fees ................         52,346          44,080          37,484
  Other finance and insurance revenues, net ....         30,245          22,871          16,326
                                                   ------------    ------------    ------------
     Total revenues ............................      4,214,364       3,996,374       3,586,146

COST OF SALES:
  New vehicle retail sales .....................      2,337,223       2,185,939       1,996,264
  Used vehicle retail sales ....................        817,385         845,581         718,738
  Used vehicle wholesale sales .................        230,424         197,272         205,081
  Parts and service sales ......................        177,037         160,330         138,626
                                                   ------------    ------------    ------------
     Total cost of sales .......................      3,562,069       3,389,122       3,058,709
                                                   ------------    ------------    ------------

GROSS PROFIT ...................................        652,295         607,252         527,437

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES .....................        502,732         458,546         393,679
DEPRECIATION AND AMORTIZATION EXPENSE ..........         11,940          17,358          16,038
                                                   ------------    ------------    ------------

Income from operations .........................        137,623         131,348         117,720
OTHER INCOME AND (EXPENSES):
  Floorplan interest expense, excludes
     manufacturer interest assistance ..........        (19,371)        (27,935)        (37,536)
  Other interest expense, net ..................         (9,925)        (13,863)        (15,500)
  Other income (expense), net ..................         (1,045)           (128)          1,142
                                                   ------------    ------------    ------------

INCOME BEFORE INCOME TAXES .....................        107,282          89,422          65,826

PROVISION FOR INCOME TAXES .....................         40,217          33,980          25,014
                                                   ------------    ------------    ------------

NET INCOME .....................................   $     67,065    $     55,442    $     40,812
                                                   ============    ============    ============

EARNINGS PER SHARE:
  Basic ........................................          $2.93           $2.75           $1.91
  Diluted ......................................          $2.80           $2.59           $1.88

WEIGHTED AVERAGE SHARES
 OUTSTANDING:
  Basic ........................................     22,874,918      20,137,661      21,377,902
  Diluted ......................................     23,968,072      21,415,154      21,709,833

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                          COMMON STOCK               ADDITIONAL
                                    ----------------------------      PAID-IN        RETAINED
                                       SHARES          AMOUNT         CAPITAL        EARNINGS
                                    ------------    ------------    ------------   ------------
                                                          (dollars in thousands)
BALANCE, December 31, 1999 ......     21,801,367    $        218    $    181,398    $     51,705
  Net income ....................             --              --              --          40,812
  Issuance of common stock in
     acquisitions ...............        633,888               6           6,223              --
  Proceeds from sales of common
     stock under employee benefit
     plans ......................        413,004               4           3,680              --
  Issuance of treasury stock to
     employee benefit plans .....       (341,004)             (3)         (4,510)             --
  Purchase of treasury stock ....             --              --              --              --
  Cancellation of treasury stock
     purchased ..................     (1,247,028)            (12)        (16,108)             --
                                    ------------    ------------    ------------    ------------
BALANCE, December 31, 2000 ......     21,260,227             213         170,683          92,517
  Comprehensive income:
  Net income ....................             --              --              --          55,442
     Other accumulated
       comprehensive income:
        Interest rate swap
          adjustment ............             --              --              --              --
        Tax benefit on interest
          rate swap adjustment ..             --              --              --              --

  Total comprehensive income ....

  Common stock offering, net ....      3,300,000              33          98,489              --
  Proceeds from sales of common
     stock under employee benefit
     plans ......................        439,325               4           4,997              --
  Issuance of treasury stock to
     employee benefit plans .....       (390,254)             (4)         (4,669)             --
  Purchase of treasury stock ....             --              --              --              --
  Cancellation of treasury stock
     purchased ..................     (1,579,445)            (16)        (18,990)             --
  Tax benefit from options
      exercised .................             --              --             635              --
                                    ------------    ------------    ------------    ------------
BALANCE, December 31, 2001 ......     23,029,853             230         251,145         147,959
  Comprehensive income:
     Net income .................             --              --              --          67,065
     Other accumulated
       comprehensive income:
        Interest rate swap
          adjustment ............             --              --              --              --
        Tax benefit on interest
          rate swap adjustment ..             --              --              --              --

  Total comprehensive income ....
  Proceeds from sales of common
     stock under employee benefit
     plans ......................        547,306               6           8,030              --
  Issuance of treasury stock to
     employee benefit plans .....       (393,933)             (4)         (7,427)             --
  Non-cash stock compensation ...             --              --             193              --
  Purchase of treasury stock ....             --              --              --              --
  Tax benefit from options
      exercised .................             --              --           2,204              --
                                    ------------    ------------    ------------    ------------
BALANCE, December 31, 2002 ......     23,183,226    $        232    $    254,145    $    215,024
                                    ============    ============    ============    ============

                                       ACCUMULATED
                                          OTHER
                                      COMPREHENSIVE     TREASURY
                                           LOSS           STOCK            TOTAL
                                      -------------    ------------    ------------
                                                    (dollars in thousands)
BALANCE, December 31, 1999 ......      $         --    $     (1,292)   $    232,029
  Net income ....................                --              --          40,812
  Issuance of common stock in
     acquisitions ...............                --              --           6,229
  Proceeds from sales of common
     stock under employee benefit
     plans ......................                --              --           3,684
  Issuance of treasury stock to
     employee benefit plans .....                --           4,513              --
  Purchase of treasury stock ....                --         (35,338)        (35,338)
  Cancellation of treasury stock
     purchased ..................                --          16,120              --
                                       ------------    ------------    ------------
BALANCE, December 31, 2000 ......                --         (15,997)        247,416
  Comprehensive income:
  Net income ....................                --              --          55,442
     Other accumulated
       comprehensive income:
        Interest rate swap
          adjustment ............            (1,303)             --          (1,303)
        Tax benefit on interest
          rate swap adjustment ..               496              --             496
                                                                       ------------
  Total comprehensive income ....                                      $     54,635

  Common stock offering, net ....                --              --          98,522
  Proceeds from sales of common
     stock under employee benefit
     plans ......................                --              --           5,001
  Issuance of treasury stock to
     employee benefit plans .....                --           4,673              --
  Purchase of treasury stock ....                --         (13,966)        (13,966)
  Cancellation of treasury stock
     purchased ..................                --          19,006              --
  Tax benefit from options
      exercised .................                --              --             635
                                       ------------    ------------    ------------
BALANCE, December 31, 2001 ......              (807)         (6,284)        392,243
  Comprehensive income:
     Net income .................                --              --          67,065
     Other accumulated
       comprehensive income:
        Interest rate swap
          adjustment ............            (4,115)             --          (4,115)
        Tax benefit on interest
          rate swap adjustment ..             1,563              --           1,563
                                                                       ------------
  Total comprehensive income ....                                      $     64,513
  Proceeds from sales of common
     stock under employee benefit
     plans ......................                --              --           8,036
  Issuance of treasury stock to
     employee benefit plans .....                --           7,431              --
  Non-cash stock compensation ...                --              --             193
  Purchase of treasury stock ....                --         (23,772)        (23,772)
  Tax benefit from options
      exercised .................                --              --           2,204
                                       ------------    ------------    ------------
BALANCE, December 31, 2002 ......      $     (3,359)   $    (22,625)   $    443,417
                                       ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                         2002         2001         2000
                                                                      ---------    ---------    ---------
                                                                             (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................   $  67,065    $  55,442    $  40,812
  Adjustments to reconcile net income to net
     cash provided by operating activities -
     Depreciation and amortization ................................      11,940       17,358       16,038
     Deferred income taxes ........................................       6,883       (1,225)       6,370
     Provision for doubtful accounts and uncollectible notes ......       1,078        1,732        1,176
     (Gain) loss on sale of assets ................................         483          120          (87)
     Gain on sales of franchises ..................................        (414)          --       (1,048)
     Losses on repurchases of senior subordinated notes ...........       1,173           --           --
     Changes in operating assets and liabilities, net of effects of acquisitions and dispositions-
       Contracts in transit and vehicle receivables ...............     (37,750)     (12,720)     (21,001)
       Accounts receivable ........................................      (3,055)      (4,996)      (1,930)
       Inventories ................................................    (107,487)      68,472      (78,480)
       Prepaid expenses and other assets ..........................      (8,610)      (6,689)      (2,167)
       Floorplan notes payable ....................................     142,427      (81,126)     113,424
       Accounts payable, accrued expenses and deferred revenues ...        (194)      37,900        1,484
                                                                      ---------    ---------    ---------
       Total adjustments ..........................................       6,474       18,826       33,779
                                                                      ---------    ---------    ---------
         Net cash provided by operating activities ................      73,539       74,268       74,591
                                                                      ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in notes receivable .................................      (8,083)      (2,678)      (2,933)
     Collections on notes receivable ..............................       1,303        1,150        1,413
     Purchases of property and equipment ..........................     (43,498)     (20,857)     (17,252)
     Proceeds from sale of property and equipment .................       1,975          818        1,371
     Proceeds from sales of franchises ............................       7,430        5,373        9,700
     Cash paid in acquisitions, net of cash received ..............     (81,422)     (11,035)     (69,980)
                                                                      ---------    ---------    ---------
         Net cash used in investing activities ....................    (122,295)     (27,229)     (77,681)
                                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on revolving credit facility .......      83,322     (118,572)      25,250
     Principal payments of long-term debt .........................      (1,950)      (1,791)      (6,321)
     Borrowings of long-term debt .................................          17        1,426        1,098
     Proceeds from common stock offering, net .....................          --       98,522           --
     Repurchase of senior subordinated notes ......................     (11,629)      (9,601)      (3,587)
     Proceeds from issuance of common stock to benefit plans ......      10,240        5,001        3,684
     Repurchase of common stock, amounts based on settlement
     Date .........................................................     (23,772)     (28,410)     (20,894)
                                                                      ---------    ---------    ---------
         Net cash provided by (used in) financing activities ......      56,228      (53,425)        (770)
                                                                      ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH ...................................       7,472       (6,386)
                                                                                                   (3,860)
CASH, beginning of period .........................................      16,861       23,247       27,107
                                                                      ---------    ---------    ---------
CASH, end of period ...............................................   $  24,333    $  16,861    $  23,247
                                                                      =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
     Interest .....................................................   $  31,075    $  44,647    $  53,226
     Income taxes .................................................   $  36,632    $  28,975    $  19,150

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

            Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Mexico, Oklahoma and Texas. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the "Company" or "Group 1."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Basis of Presentation

            All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on preliminary estimates of fair value. All significant intercompany balances and transactions have been eliminated in consolidation.

            Revenue Recognition

            Revenues from vehicle sales, parts sales and vehicle service are recognized upon completion of the sale and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

            Retail Finance, Vehicle Service and Insurance Contract Revenue Recognition

            The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, the Company receives fees from the sale of vehicle service contracts to customers.

            The Company may be charged back ("chargebacks") a portion of the financing fees or vehicle service contract fees in the event of early termination of the contracts by customers. The revenues from financing fees and vehicle service contract fees in administrator-obligor states are recorded at the time of the sale of the vehicles, net of a reserve for estimated future chargebacks based on historical operating results and the termination provisions of the applicable contracts. In dealer-obligor states, revenues from vehicle service contract fees and related direct costs are deferred and recognized over the life of the contracts.

            The Company consolidates the operations of its reinsurance companies. The Company reinsures the credit life and accident and health insurance policies sold by its dealerships. All of the revenues and related direct costs from the sales of these policies are deferred and recognized over the life of the policies, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises." Investments related to insurance policy sales are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are carried at market value.

            Contracts in Transit and Vehicle Receivables

            Contracts in transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales. Also included are amounts receivable from vehicle wholesale sales.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Inventories

            New, used and demonstrator vehicles are stated at the lower of cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. The assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. At December 31, 2002 and 2001, inventory cost had been reduced by $5.2 and $4.2 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales has been reduced by $26.7, $29.1 and $31.1 million for interest assistance received related to vehicles sold for the years ended December 31, 2002, 2001 and 2000, respectively.

            Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

            Valuation reserves are provided against the inventory balances based on the agings of the inventories and management's considerations of current market trends.

            Property and Equipment

            Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

            Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

            Intangible Assets and Goodwill

            Intangible assets and goodwill represent the excess of the purchase price of businesses acquired over the fair value of the net tangible assets acquired at the date of acquisition. The Company has determined that, generally, its only identifiable intangible asset is franchise value, which is an indefinite-lived intangible. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer permitting the amortization of goodwill or indefinite-lived intangible assets, but requires, at least annually, an assessment for impairment of goodwill and other indefinite-lived intangible assets by applying a fair-value based test. The Company completes the required assessment at the end of each calendar year, and at such other times as required by events or circumstances at a reporting unit indicating a potential reduction of fair value below book value. The Company adopted this statement effective January 1, 2002, and adoption did not result in an impairment of any intangible assets or goodwill, based on the fair-value based test. Additionally, as of December 31, 2002, no impairment of any intangible assets or goodwill resulted from the required assessment, based on the fair-value based test. However, changes in facts and circumstances surrounding this estimate could result in an impairment of intangible assets in the future. Prior to the adoption of SFAS No. 142, all purchase price in excess of the net tangible assets was recorded as goodwill and no intangible assets were recognized.

            Impairment of Long-Lived Assets

            SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized in accordance with SFAS No. 144 is permanent and may not be restored. Through December 31, 2002, the Company has not recorded any significant impairment writedowns of its long-lived assets.

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

            Fair Value of Financial Instruments

            The Company's financial instruments consist primarily of floorplan notes payable and long-term debt. Excluding the Company's senior subordinated notes, the carrying amount of these financial instruments approximates fair value due either to length of maturity or existence of variable interest rates that approximate current market rates. Specifically, the carrying value of the Company's senior subordinated notes, which are currently on the books with a cost basis of $74.1 million, net of discount of $1.2 million, have a fair value of $78.6 million at December 31, 2002.

            During 2001, the Company entered into two interest rate swap transactions. The Company entered into the swaps to mitigate its exposure to fluctuations in interest rates and has designated the swaps as cash flow hedges, in accordance with SFAS No. 133. The details of the transactions are as follows:

                                                                                          FAIR VALUE
                            NOTIONAL            RATE               RATE              AT DECEMBER 31, 2002
  EXPIRATION DATE            AMOUNT             PAID             RECEIVED              ASSET (LIABILITY)
--------------------      ------------         -----           ------------          --------------------
     July 2003            $100 million         4.40%           30-day LIBOR                 $(1,765,092)
   October 2004           $100 million         3.75%           30-day LIBOR                 $(3,652,496)

            The net fair value of the swaps is included in other liabilities, with a corresponding charge to other comprehensive income, net of tax. If the interest rates at December 31, 2002, remain unchanged, the cash flow settlements to be paid by the Company for the next twelve months would total approximately $4.1 million. The Company intends to hold the swaps to maturity. There is no ineffectiveness in the transactions as the rate being swapped is identical to the underlying rate on the floorplan notes payable.

            Factory Incentives

            In addition to the interest assistance discussed above, the Company receives various incentive payments from certain of its automobile manufacturers. These incentive payments are typically received on parts purchases from the automobile manufacturers and on new vehicle retail sales. These incentives are reflected as reductions of cost of sales in the statement of operations.

            Advertising

            The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2001, and 2000, totaled $49.6, $38.3 and $38.1 million, respectively.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements relate to reserves for inventory valuations, future chargebacks on finance and vehicle service contract fees, and self-insured medical, income taxes and property/casualty plans and valuation of intangible assets. Actual results could differ from those estimates.

            Statements of Cash Flows

            For purposes of the statements of cash flows, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the statements of cash flows.

            Related Party Transactions

            From time-to-time, the Company has entered into transactions with related parties. Related parties include officers, directors, five percent or greater stockholders and other management personnel of the Company.

            At times, the Company has purchased its stock from related parties. These transactions were completed at then current market prices. See Note 11 for a summary of our related party lease commitments. See Note 16 for information regarding certain transactions that occurred after December 31, 2002. There are no other significant related party transactions.

            Earnings Per Share

            SFAS No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2002, 2001 and 2000:

                                                                               YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                         2002           2001           2000
                                                                    -----------    -----------    -----------
Common stock issued, beginning of period ........................    23,029,853     21,260,227     21,801,367
   Weighted average common stock issued in offerings ............            --        605,753             --
   Weighted average common stock issued in acquisitions .........            --             --        633,888
   Weighted average common stock issued to employee stock
      purchase plan .............................................        76,914        180,034        208,202
   Weighted average common stock issued in stock option exercises       247,494         62,773         14,191
   Less: Weighted average treasury shares purchased and weighted
      average shares purchased and cancelled ....................      (479,343)    (1,971,126)    (1,279,746)
                                                                    -----------    -----------    -----------
Shares used in computing basic earnings per share ...............    22,874,918     20,137,661     21,377,902
   Dilutive effect of stock options, net of assumed repurchase
      of treasury stock .........................................     1,093,154      1,277,493        331,931
                                                                    -----------    -----------    -----------
Shares used in computing diluted earnings per share .............    23,968,072     21,415,154     21,709,833
                                                                    ===========    ===========    ===========

            Any options with an exercise price in excess of the average market price of the Company's common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.4, 0.7 and 2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Recent Accounting Pronouncements

            In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its results of operations or financial position.

            In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 enhances the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also requires, on a prospective basis, beginning after January 1, 2003, that guarantors recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

            The Company is an obligor under vehicle service contracts sold in certain states, which represent approximately 5% of the total contracts sold. The contracts are sold to our retail vehicle customers and, typically, have terms between two and seven years. The purchase price paid by the customer, net of the fee the Company receives, is remitted to an administrator. The administrator sets the pricing at a level adequate to fund future claims and their profit. Additionally, the administrator purchases insurance to further secure its ability to pay the claims under the contracts. The Company can become liable if the administrator and the insurance company are unable to fund future claims. Though the Company has never had to fund any claims related to these contracts, and reviews the credit worthiness of the administrator and the insurance company, it is unable to estimate the maximum potential claim exposure, but believes there will not be any future obligation to fund claims on the contracts. The Company's revenues related to these contracts are deferred at the time of sale and recognized over the life of the contracts. The amounts deferred are presented on the face of the balance sheets as deferred revenues from vehicle service contract sales.

            Business Segment Information

            The Company, through its operating companies, operates in the automotive retailing industry. All of the operating companies sell new and used vehicles, provide maintenance and repair services, sell replacement parts and arrange financing, vehicle service and insurance contracts. For the reasons discussed below, all of our operating companies represent one reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company's reportable segment.

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

3. BUSINESS COMBINATIONS:

            During 2002, the Company acquired 15 automobile dealership franchises. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $81.4 million in cash, net of cash and cash equivalents received, and the assumption of an estimated $59.0 million of inventory financing.

            Six of the franchises acquired were part of Miller Automotive Group, a platform acquisition completed in August of 2002 in southern California and their results of operations have been included in our statements since that time. The acquisition expanded the Company's geographic and brand diversity, and represents its first operations in California. All of the businesses acquired are now 100% wholly-owned subsidiaries of the Company. The Company paid $55.8 million in cash, net of cash and cash equivalents received, and assumed $40.5 million of floorplan notes

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable in completing this acquisition. The purchase price was arrived at based on a calculation including the tangible net worth of the companies acquired, plus an amount equal to the estimated income before taxes times an agreed upon multiple. The total purchase price paid in excess of the net amounts assigned to the assets acquired, including franchise value intangibles, and liabilities assumed was recognized as goodwill. At the date of acquisition, the combined condensed balance sheet of the Miller Automotive Group, which includes the initial allocation of the purchase price, was as follows (dollars in millions):

            Contracts in transit and vehicle receivables ..   $ 10.5
            Accounts receivable ...........................      6.5
            Inventories ...................................     45.8
            Other current assets ..........................      5.3
                                                              ------
               Total current assets .......................     68.1
                                                              ------
            Goodwill and intangible assets ................     60.9
            Other long term assets ........................      8.2
                                                              ------
               Total assets ...............................   $137.2
                                                              ======

            Floorplan notes payable .......................   $ 40.5
            Accounts payable and accrued liabilities ......     26.0
                                                              ------
               Total current liabilities ..................     66.5
                                                              ------
            Long term liabilities .........................      1.0
                                                              ------
               Total liabilities ..........................     67.5
            Deferred revenues from vehicle service contract
               sales ......................................     13.9
            Stockholders' equity ..........................     55.8
                                                              ------
               Total liabilities and equity ...............   $137.2
                                                              ======

            The consolidated balance sheet includes preliminary allocations of the purchase price for all of the acquisitions, and is subject to final adjustment due to changes in estimates, based on the resolution of pre-acquisition events. These allocations resulted in recording approximately $56.3 million of franchise value intangible assets and $37.0 million of goodwill, of which $17.2 million is deductible for tax purposes.

            Additionally, during 2002, the Company disposed of the net assets, including $4.2 million of goodwill, of five dealership franchises and received $7.4 million in cash. A gain of $0.4 million was recognized on these sales and is recorded in Other Income (Expense), net in the statement of operations.

            During 2001, the Company acquired four automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions included approximately $11.0 million in cash, net of cash received, the assumption of an estimated $7.7 million of inventory financing and the assumption of approximately $0.3 million of notes payable. The purchase price allocations resulted in recording approximately $8.5 million of goodwill, a portion of which was amortized during 2001. Additionally, during 2001, the Company sold eight dealership franchises for $5.4 million in cash. No gain or loss was recognized on these sales as they were completed at net book value.

            During 2000, the Company acquired 16 automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions, including real estate acquired and satisfying certain contingent acquisition payment arrangements from previous transactions, included approximately $65.1 million in cash, net of cash received, $6.8 million of acquisition payments payable, the issuance of approximately 630,000 shares of restricted/unregistered common stock, the assumption of an estimated $59.8 million of inventory financing and the assumption of approximately $11.1 million of notes payable. The purchase price allocations resulted in recording approximately $64.3 million of goodwill, a portion of which was amortized during 2001 and 2000.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following pro forma financial information consists of income statement data from the consolidated financial statements plus (1) unaudited income statement data for all acquisitions and dispositions completed between January 1, 2001, and December 31, 2002, assuming that they occurred on January 1, 2001, and (2) certain pro forma adjustments discussed below:

                                                 2002         2001
                                               ---------   ---------
                                        (in millions, except per share amounts)
                                                    (unaudited)
            Revenues .......................   $ 4,497.7   $ 4,504.3
            Gross profit ...................       700.3       693.0
            Income from operations .........       149.6       145.8
            Net income .....................        72.7        59.7
            Basic earnings per share .......        3.16        2.96
            Diluted earnings per share .....        3.00        2.79

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

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

            Accounts and notes receivable consist of the following:

                                                          DECEMBER 31,
                                                     --------------------
                                                       2002        2001
                                                     --------    --------
                                                         (in thousands)
            Amounts due from manufacturers .......   $ 32,156    $ 24,015
            Parts and service receivables ........     11,244      10,010
            Finance and insurance receivables ....      7,531       7,615
            Other ................................     10,012       4,955
                                                     --------    --------
               Total accounts and notes receivable     60,943      46,595
            Less - Allowance for doubtful accounts     (2,749)     (2,911)
                                                     --------    --------
               Accounts and notes receivable, net    $ 58,194    $ 43,684
                                                     ========    ========

            Inventories, net of valuation reserves, consist of the following:

                                               DECEMBER 31,
                                           -------------------
                                             2002       2001
                                           --------   --------
                                              (in thousands)
            New vehicles ...............   $500,842   $349,962
            Used vehicles ..............     80,115     69,351
            Rental vehicles ............     11,254      9,559
            Parts, accessories and other     29,994     26,089
                                           --------   --------
               Total inventories .......   $622,205   $454,961
                                           ========   ========

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Property and equipment consist of the following:

                                                           ESTIMATED            DECEMBER 31,
                                                          USEFUL LIVES      ----------------------
                                                            IN YEARS          2002          2001
                                                            --------        ---------    ---------
                                                                                (in thousands)
      Land ..............................................      --           $  20,168    $  19,576
      Buildings .........................................   30 to 40           22,958       19,430
      Leasehold improvements ............................    7 to 15           28,413       14,337
      Machinery and equipment ...........................    7 to 20           30,044       22,691
      Furniture and fixtures ............................    3 to 10           35,808       28,075
      Company vehicles ..................................    3 to 5             5,285        4,237
                                                                            ---------    ---------
        Total ...........................................                     142,676      108,346
      Less - Accumulated depreciation and amortization ..                     (35,255)     (25,335)
      Construction in progress ..........................                       8,849           --
                                                                            ---------    ---------
        Property and equipment, net .....................                   $ 116,270    $  83,011
                                                                            =========    =========

            Depreciation expense totaled approximately $10.1, $8.2, and $7.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

5. INTANGIBLE ASSETS AND GOODWILL:

            The following is a rollforward of the Company's intangible asset and goodwill accounts:

                                                    FRANCHISE VALUE
                                                       INTANGIBLE          GOODWILL
                                                       ---------          ---------
      Balance, December 31, 1999 ............          $      --          $ 235,312
         Additions through acquisitions .....                 --             64,260
         Amortization expense ...............                 --             (6,915)
         Reductions from sales of dealerships                 --             (6,765)
                                                       ---------          ---------
      Balance, December 31, 2000 ............          $      --          $ 285,892
         Additions through acquisitions .....              4,614              3,861
         Amortization expense ...............                 --             (7,488)
         Reductions from sales of dealerships                 --             (4,352)
                                                       ---------          ---------
      Balance, December 31, 2001 ............          $   4,614          $ 277,913
         Additions through acquisitions .....             56,265             37,034
         Reductions from sales of dealerships                 --             (4,161)
         Realization of tax benefits ........                 --             (2,879)
                                                       ---------          ---------
      Balance, December 31, 2002 ............          $  60,879          $ 307,907
                                                       =========          =========

            The reduction in goodwill related to the realization of certain tax benefits related to differences between the book and tax bases of the goodwill.

            The following table computes the impact on net income of the change in accounting for intangible assets, required by SFAS No. 142:

                                                                 YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                  2001             2000
                                                                -------          -------
                                                                 (dollars in thousands,
                                                                except per share amounts)
      Net income .....................................          $55,442          $40,812
      Goodwill amortization expense, net of tax ......            5,611            5,015
                                                                -------          -------
      Pro forma net income ...........................          $61,053          $45,827
                                                                =======          =======
      Pro forma earnings per share:
         Basic .......................................          $  3.03          $  2.14
         Diluted .....................................          $  2.85          $  2.11

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FLOORPLAN NOTES PAYABLE:

            Floorplan notes payable reflect amounts payable for the purchase of specific vehicle inventory and consist of the following:

                                                             DECEMBER 31,
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------
                                                           (in thousands)
      New vehicles .........................          $585,204          $310,236
      Used vehicles ........................            56,164            45,598
      Rental vehicles ......................            11,170             9,120
                                                      --------          --------
               Total floorplan notes payable          $652,538          $364,954
                                                      ========          ========

            The Company obtains its floorplan financing through its Revolving Credit Agreement with a lending group (the "Credit Facility"). The lending group is comprised of 15 major financial institutions, including five manufacturer captive finance companies. The manufacturer captive finance companies are Ford Motor Credit Company, Toyota Motor Credit Corporation, BMW Financial Services N.A., Inc., Chrysler Financial Company, L.L.C. and Mercedes-Benz Credit Corporation. The maturity date of the Credit Facility is December 31, 2003. The notes payable bear interest at the London Interbank Offered Rate ("LIBOR") plus
112.5 basis points. As of December 31, 2002 and 2001, the interest rate on floorplan notes payable outstanding was 2.53% and 3.27%, respectively. See the discussion of the Company's interest rate swaps under Note 2. As discussed more fully in Note 2, the Company receives interest assistance from certain automobile manufacturers. The assistance, has ranged from approximately 80% to 160% of the Company's floorplan interest expense, over the past three years.

            The floorplan arrangement permits the Company to borrow up to $702 million, dependent upon new and used vehicle inventory levels. As of December 31, 2002, total available borrowings under the floorplan agreements were approximately $49.5 million.

            Payments on the floorplan notes payable are due as the vehicles are sold. The floorplan notes payable are collateralized by substantially all of the vehicle inventories of the Company.

7. LONG-TERM DEBT:

                                                                              DECEMBER 31,
                                                                      ---------------------------
                                                                        2002               2001
                                                                      --------           --------
                                                                             (in thousands)
      Credit Facility (described below) ....................          $     --           $     --
      Real estate note payable, maturing June 2018, bearing
        interest at 9.01%, with a monthly payment of $54,023             5,402              5,559
      Notes payable, maturing June 2013, bearing interest at
        8.89%, with a monthly payment of $36,783 ...........             3,010              3,172
      Note payable, maturing March 2006, bearing interest
        at 7.50% with a monthly payment of $29,000 .........             1,001              1,263
      Other notes payable, maturing in varying amounts
        through April 2006 with a weighted average interest
        rate of 7.10% ......................................               657              2,190
                                                                      --------           --------
      Total long-term debt .................................            10,070             12,184
        Less - Current portion .............................              (997)            (1,687)
                                                                      --------           --------
      Long-term portion ....................................          $  9,073           $ 10,497
                                                                      ========           ========

            In addition to floorplan notes payable, the Credit Facility provides an acquisition line of credit of up to $198 million for the financing of acquisitions, general corporate purposes or capital expenditures. The amount of funds available under the acquisition line is dependent upon a calculation based on the Company's cash flow. Based on the December 31, 2002 financial statements, $194.1 million was available under the acquisition line, after deducting $3.9 million for outstanding letters of credit. The acquisition line of credit of the Credit Facility bears interest based on LIBOR plus a margin varying from 175 to 325 basis points, determined based on a ratio of debt to equity. Additionally, the Credit Facility contains various covenants including financial

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ratios, such as, fixed-charge coverage, interest coverage and a minimum net worth requirement, among others, and other requirements that must be maintained by the Company. As of December 31, 2002, the Company was in compliance with these requirements. The Credit Facility permits up to 33% of the Company's net income to be used for cash dividends and stock repurchases. The interest rate on borrowings under the acquisition line of credit of the Credit Facility would have been 3.13% based on LIBOR at December 31, 2002, but there were no amounts outstanding at that time. Land, buildings or other assets secure all of the notes payable listed above.

            Total interest incurred on long-term debt was approximately $3.0, $5.2 and $5.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, which included approximately $1,295,000, $897,000, and $352,000 of capitalized interest on construction projects in 2002, 2001 and 2000, respectively.

            The aggregate maturities of long-term debt as of December 31, 2002, were as follows (in thousands):

                2003 ...................              $997
                2004 ...................               881
                2005....................               829
                2006 ...................               555
                2007 ...................               499
                Thereafter..............             6,309
                                                   -------
                  Total long-term debt..           $10,070
                                                   =======

8. SENIOR SUBORDINATED NOTES:

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

            During 2000, 2001 and 2002, the Company repurchased a portion of its Notes. The Company recorded a $1.2 million loss during 2002 related to the repurchases, which is included in Other Income (Expense), net in the statement of operations. The purchases during 2000 and 2001 were completed at or near the Company's carrying value of the Notes.

            Total interest expense on the Notes for the years ended December 31, 2002, 2001, and 2000 was approximately $8.8 million, $10.1 million and $10.7 million, respectively.

9. STOCK-BASED COMPENSATION PLANS:

            In 1996, Group 1 adopted the 1996 Stock Incentive Plan, as amended, (the "Plan"), which provides for the granting or awarding of stock options, stock appreciation rights and restricted stock to employees and directors. The number of shares authorized and reserved for issuance under the Plan is 4.5 million shares, of which 215,943 are available for future issuance as of December 31, 2002. The terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. All outstanding options are exercisable over a period not to exceed 10 years and vest over three- to six-year periods.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following table summarizes the Company's outstanding stock options:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                                     NUMBER           EXERCISE PRICE
                                                                   ----------         --------------
      Options outstanding, December 31, 1999 ............           2,742,504           $    14.45
        Grants (exercise prices between $9.38 and $12.29
           per share) ...................................           1,137,050                11.00
        Exercised .......................................             (74,800)                3.24
        Forfeited .......................................            (262,625)               17.39
                                                                   ----------           ----------
      Options outstanding, December 31, 2000 ............           3,542,129                13.36
        Grants (exercise prices between $11.31 and $28.97
           per share) ...................................             559,500                25.18
        Exercised .......................................            (182,090)               12.29
        Forfeited .......................................            (334,230)               15.75
                                                                   ----------           ----------
      Options outstanding, December 31, 2001 ............           3,585,309                15.04
        Grants (exercise prices between $19.47 and $44.96
           per share) ...................................             505,950                34.61
        Exercised .......................................            (383,245)               11.16
        Forfeited .......................................            (189,665)               20.26
                                                                   ----------           ----------
      Options outstanding, December 31, 2002 ............           3,518,349           $    18.00
                                                                   ==========           ==========

            At December 31, 2002, 2001 and 2000, 1,771,538, 1,309,079 and
799,111 options, respectively, were exercisable at weighted average exercise prices of $13.49, $13.02 and $11.88, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2002, 2001 and 2000 is $21.73, $18.67 and $7.34, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model is not designed to measure not-for-sale options, but is the most widely used method for option valuation. The following table summarizes the weighted average information used in determining the fair value of the options granted during the years ended December 31, 2002, 2001 and 2000:

                                                   2002           2001           2000
                                                 ----------     ----------    -----------
Weighted average risk-free interest rate.....       4.6%           5.1%           6.3%
Weighted average expected life of options....     8 years       10 years       10 years
Weighted average expected volatility.........      52.5%          57.7%          46.4%
Weighted average expected dividends..........       --             --             --

            The following table summarizes information regarding stock options outstanding as of December 31, 2002:

                                               OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                            ----------------------------------------------------------       --------------------------------
                              NUMBER            WEIGHTED AVERAGE           WEIGHTED             NUMBER            WEIGHTED
      RANGE OF              OUTSTANDING             REMAINING               AVERAGE          EXERCISABLE           AVERAGE
  EXERCISE PRICES           AT 12/31/02         CONTRACTUAL LIFE        EXERCISE PRICE       AT 12/31/02       EXERCISE PRICE
  ---------------           -----------         ----------------        --------------       -----------       --------------
       $2.90                   213,480               4.1 years               $2.90               213,480            $2.90
  $9.00 to $13.99            1,251,022               6.7                     11.16               728,052            11.30
  $14.00 to $19.99           1,074,837               6.6                     17.08               713,637            16.89
  $20.00 to $24.99             476,710               8.0                     24.58                82,370            24.48
  $25.00 to $44.99             502,300               9.1                     37.18                33,999            28.97
                             ---------               ---------              ------             ---------           ------
       TOTAL                 3,518,349               7.0 years              $18.00             1,771,538           $13.49
                             =========               =========              ======             =========           ======

            In September 1997, Group 1 adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended, (the "Purchase Plan"). The Purchase Plan authorizes the issuance of up to 1.5 million shares of common stock and provides that no options to purchase shares may

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be granted under the Purchase Plan after June 30, 2007. As of December 31, 2002, there were 319,335 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the "Option Period") during the term of the Purchase Plan, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During 2002, 2001 and 2000, the Company issued 153,954, 257,235 and 338,204 shares, respectively, of common stock to employees participating in the Purchase Plan.

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

            Had compensation expense for the stock incentive and employee stock purchase plans been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2002             2001             2000
                                                            ----------       ----------       ----------
                                                               (in thousands, except per share amounts)
      Net income, as reported ........................      $   67,065       $   55,442       $   40,812
      Add:  Stock-based employee compensation expense
        included in reported net income, net of
        related tax effects ..........................             120               --               --
      Deduct:  Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax
        effects ......................................          (5,333)          (3,728)          (3,316)
                                                            ----------       ----------       ----------
      Pro forma net income ...........................      $   61,852       $   51,714       $   37,496
                                                            ==========       ==========       ==========
      Earnings per share:
        Basic - as reported ..........................      $     2.93       $     2.75       $     1.91
        Basic - pro forma ............................      $     2.70       $     2.57       $     1.75

        Diluted - as reported ........................      $     2.80       $     2.59       $     1.88
        Diluted - pro forma ..........................      $     2.58       $     2.41       $     1.73

10. EMPLOYEE SAVINGS PLANS:

            The Company has a deferred compensation plan to provide selected employees with the opportunity to accumulate additional savings for retirement on a tax-deferred basis. Participants in the plan are allowed to defer receipt of a portion of their salary and/or bonus compensation earned. The participants can choose from various defined investment options to determine their earnings crediting rate, however, the Company has complete discretion over how the funds are utilized. Participants in the plan are unsecured creditors of the Company. The balances due to participants of the deferred compensation plan as of December 31, 2002 and 2001, were $7.5 and $3.3 million, respectively.

            The Company offers a 401k plan to all of its employees and provides a matching contribution to those employees that participate. The matching contributions paid by the

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company totaled $2.7, $2.2 and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

11. OPERATING LEASES:

            The Company leases various facilities and equipment under long-term operating lease agreements. These leases expire on various dates through December 2031 and, in general, have renewal or cancellation options, at the Company's option, at various times during the lease term.

            Future minimum lease payments for operating leases as of December 31, 2002, are as follows (in thousands):

                                          RELATED             THIRD
YEAR ENDED DECEMBER 31,                   PARTIES            PARTIES             TOTAL
-----------------------                  --------           --------           --------
2003...........................            $9,896            $35,725            $45,621
2004...........................             9,884             34,769             44,653
2005...........................             9,756             33,211             42,967
2006...........................             9,756             32,430             42,186
2007...........................             9,636             31,493             41,129
Thereafter.....................            56,577            177,941            234,518
                                         --------           --------           --------
Total..........................          $105,505           $345,569           $451,074
                                         ========           ========           ========

            Total rent expense under all operating leases, including operating leases with related parties, was approximately $36.8, $30.7 and $28.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Rental expense on related party leases, which is included in the above amounts, totaled approximately $8.4, $7.9 and $10.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

12. INCOME TAXES:

            Federal and state income taxes are as follows:

                                                  DECEMBER 31,
                                      -------------------------------------
                                        2002          2001           2000
                                      --------      --------       --------
                                                 (in thousands)
      Federal -
        Current ................      $ 31,026      $ 32,514       $ 17,731
        Deferred ...............         6,336        (1,129)         5,163
      State -
        Current ................         2,308         2,691            913
        Deferred ...............           547           (96)         1,207
                                      --------      --------       --------
      Provision for income taxes      $ 40,217      $ 33,980       $ 25,014
                                      ========      ========       ========

            Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 2002, 2001 and 2000 to income before income taxes as follows:

                                                           DECEMBER 31,
                                              ------------------------------------
                                                2002          2001          2000
                                              --------      --------      --------
                                                         (in thousands)
      Provision at the statutory rate ..      $ 37,549      $ 31,298      $ 23,039
      Increase (decrease) resulting
      from -
        State income tax, net of benefit
           for federal deduction .......         1,856         1,669         1,326
        Non-deductible portion of
           goodwill amortization .......            --           776           691
        Other ..........................           812           237           (42)
                                              --------      --------      --------
      Provision for income taxes .......      $ 40,217      $ 33,980      $ 25,014
                                              ========      ========      ========

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

                                               DECEMBER 31,
                                       -----------------------
                                         2002           2001
                                       --------       --------
                                             (in thousands)
      Inventory (LIFO conversion)      $   (432)      $ (1,236)
      Loss reserves and accruals         27,150         20,336
      Goodwill amortization .....       (13,855)       (10,013)
      Depreciation expense ......        (5,785)        (4,019)
      Reinsurance operations ....        (2,490)        (2,850)
      Interest rate swaps .......         2,059            496
      Other .....................        (3,505)        (1,975)
                                       --------       --------
         Net deferred tax asset .      $  3,142       $    739
                                       ========       ========

            The net deferred tax assets (liabilities) are comprised of the following:

                                              DECEMBER 31,
                                      -----------------------
                                        2002           2001
                                      --------       --------
                                         (in thousands)
      Deferred tax assets -
         Current ...............      $ 14,297       $ 13,118
         Long-term .............        24,264         15,652
      Deferred tax liabilities -
         Current ...............        (3,504)        (2,397)
         Long-term .............       (31,915)       (25,634)
                                      --------       --------
       Net deferred tax asset ..      $  3,142       $    739
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

            Insurance

            Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. The Company's insurance includes umbrella policies with a $105 million aggregate limit, as well as insurance on its real property, comprehensive coverage for its vehicle inventory, general liability insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with its vehicle sales and financing activities. Additionally, the Company retains some risk of loss under its self-insured medical and property/casualty plans. See further discussion under Note 2. The Company has a $3.8 million letter of credit outstanding, supporting its obligations with respect to its property/casualty insurance program.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. RECLASSIFICATIONS

            Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the current year presentation. The following are the reclassifications made:

      - Documentary fees, which are fees charged to retail new and used vehicle customers for processing vehicle purchase documentation, were reclassified from other dealership revenues, net to new vehicle retail sales and used vehicle retail sales. The impact of this reclassification was as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                           2001           2000
                                                       --------       --------
                                                       (dollars in thousands)
      Increase new vehicle retail sales revenues       $  8,291       $  6,832
      Increase used vehicle retail sales revenues         6,585          4,659
      Decrease other dealership revenues, net ...       (14,876)       (11,491)
                                                       --------       --------
              Net impact on revenues ............      $     --       $     --
                                                       ========       ========

      - Used vehicle retail and used vehicle wholesale sales and their respective cost of sales have been reclassified to separately present them on the face of the 2001 and 2000 statements of operations. The retail and wholesale amounts were combined in the used vehicle sales and used vehicle cost of sales line items in the 2001 and 2000 statements of operations.

      - Retail finance fees, vehicle service contract fees and other finance and insurance revenues, net have been reclassified to separately present them on the face of the statements of operations. The amounts were combined in the other dealership revenues, net line item in the 2001 and 2000 statements of operations.

      - Contracts in transit have been reclassified from the cash line item to present these amounts as a separate line item in the 2001 balance sheet. Additionally, as a result of this reclassification, contracts in transit is now presented as a separate line item under changes in operating assets and liabilities in the operating activities section of the 2001 and 2000 statements of cash flows. In 2001, the impact of this change was to reduce net cash provided by operating activities and the net increase (decrease) in cash by $12.7 million in the 2001 statement of cash flows. In 2000, the impact of this change was to reduce net cash provided by operating activities by $21.0 million, increase cash paid in acquisitions and cash used in investing activities by $4.9 million and decrease the net increase (decrease) in cash by $25.9 million in the 2000 statement of cash flows.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                 QUARTER
                                      ----------------------------------------------------------         FULL
YEAR ENDED DECEMBER 31,                 FIRST           SECOND          THIRD           FOURTH           YEAR
-----------------------               ----------      ----------      ----------      ----------      ----------
                                                        (in thousands, except per share data)
2002
Total revenues .................      $  946,074      $1,033,104      $1,202,588      $1,032,598      $4,214,364
Gross profit ...................         151,509         160,763         180,508         159,515         652,295
Net income .....................          15,493          19,137          20,141          12,294          67,065
Basic earnings per share .......            0.68            0.83            0.88            0.55            2.93
Diluted earnings per share .....            0.64            0.78            0.84            0.53            2.80

2001
Total revenues .................      $  928,864      $1,006,571      $1,021,030      $1,039,909      $3,996,374
Gross profit ...................         141,928         153,821         158,472         153,031         607,252
Net income .....................           9,321          14,070          15,894          16,157          55,442
Basic earnings per share .......            0.47            0.72            0.81            0.74            2.75
Diluted earnings per share .....            0.47            0.68            0.75            0.68            2.59

            During the fourth quarter of 2002, the Company revised its estimates related to certain exposures of its dealership properties resulting in a $2 million decrease in the estimate. The Company also increased its revenue deferrals related to certain warranty contracts sold to its customers by $3.8 million and increased related deferred costs by $900 thousand.

16. SUBSEQUENT EVENTS:

            Effective in January 2003, the Company purchased three franchises from Robert E. Howard II, a director of the Company, and sold one franchise to a company owned by Mr. Howard. The Company acquired Ford, Lincoln and Mercury franchises, with $131.2 million in annual revenues, and sold a Mercedes-Benz franchise, with $47.4 million in annual revenues. In completing the acquisitions, the aggregate consideration paid by the Company consisted of $13.6 million of cash, net of cash received and the assumption of approximately $21.1 million of inventory financing. The Company received
$7.4 million in cash from the sale of the Mercedes-Benz dealership franchise and related assets, which exceeded the Company's basis in the dealership by approximately $1.3 million. This excess sales price over cost will be recorded as a reduction of the cost basis in the newly acquired Ford, Lincoln and Mercury dealerships. Additionally, the outstanding inventory financing for the Mercedes-Benz dealership was assumed by a company owned by Mr. Howard. As a result of the above, the Company's investment in the newly acquired dealerships is expected to approximate the fair value of the net tangible assets and thus, no significant intangible assets are expected to be recorded.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   3.1       --   Restated Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   3.2       --   Certificate of Designation of Series A Junior Participating
                  Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893).

   3.3       --   Bylaws of the Company (Incorporated by reference to Exhibit
                  3.3 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   4.1       --   Specimen Common Stock Certificate (Incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   4.2       --   Form of Subordinated Indenture (Incorporated by reference
                  to Exhibit 4.5 of the Company's Registration Statement on Form
                  S-3 Registration No. 333-69693).

   4.3       --   Form of Subordinated Debt Securities (included in Exhibit
                  4.2).

   4.4       --   First Supplemental Indenture dated as of March 5, 1999
                  among Group 1 Automotive, Inc., the Subsidiary Guarantors
                  named therein and IBJ Whitehall Bank & Trust Company
                  (Incorporated by reference to Exhibit 4.1 of the Company's
                  Current Report of Form 8-K dated March 5, 1999).

   4.5       --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009
                  (included in Exhibit 4.4).

   10.1      --   Employment Agreement between the Company and B.B.
                  Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2001).

   10.2      --   Employment Agreement between the Company and Robert E.
                  Howard II dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.2 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.3      --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit
                  10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.4      --   Employment Agreement between the Company and Scott L.
                  Thompson dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.6 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.5      --   1996 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.7 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893).

   10.6      --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                  by reference to Exhibit 10.8 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.7      --   Lease Agreement between Howard Pontiac GMC and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.8      --   Lease Agreement between Bob Howard Motors and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.9      --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.10     --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                  Broadway Real Estate Limited Liability Company.

   10.11     --   Rights Agreement between Group 1 Automotive, Inc. and
                  ChaseMellon Shareholder Services, L.L.C., as rights agent
                  dated October 3, 1997 (Incorporated by reference to Exhibit
                  10.10 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.12     --   1998 Employee Stock Purchase Plan (Incorporated by
                  reference to Exhibit 10.11 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.13     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                  Group 1 Automotive, Inc. (Incorporated by reference to Exhibit
                  10.12 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.14     --   Form of Supplemental Agreement to General Motors
                  Corporation Dealer Sales and Service Agreement (Incorporated
                  by reference to Exhibit 10.13 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.15     --   Supplemental Terms and Conditions between Ford Motor
                  Company and Group 1 Automotive, Inc. dated September 4, 1997
                  (Incorporated by reference to Exhibit 10.16 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.16     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                  and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.17     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                  Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                  (Incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.18     --   Form of General Motors Corporation U.S.A. Sales and Service
                  Agreement (Incorporated by reference to Exhibit 10.25 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.19     --   Fourth Amended and Restated Revolving Credit Agreement,
                  dated as of October 15, 1999, and effective as of November 1,
                  1999 (Incorporated by reference to Exhibit 10.1 of the
                  Company's Current Report on Form 8-K dated October 29, 1999).

   10.20     --   Amendment to Fourth Amended and Restated Revolving Credit
                  Agreement, dated as of March 7, 2000 (Incorporated by
                  reference to Exhibit 10.23 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.21     --   Second Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of May 22, 2000 (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.22     --   Third Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of December 1, 2000 (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.23     --   Fourth Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of November 9, 2001 (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.24     --   Stock Pledge Agreement dated December 19, 1997
                  (Incorporated by reference to Exhibit 10.54 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997).

   10.25     --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit
                  10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.26     --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit
                  10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.27     --   Form of Ford Motor Company Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.38 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.28     --   Form of Chrysler Corporation Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.39 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.29     --   Second Amendment to the 1996 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.1 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999).

   10.30     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                  Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-83260).

   10.31     --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-75754).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.32     --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                  Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                  No. 333-75784).

   10.33     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                  10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.34     --   Interest Rate Swap Confirmation, dated as of July 23, 2001
                  (Incorporated by reference to Exhibit 10.34 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2001).

   10.35     --   Interest Rate Swap Confirmation, dated as of October 19,
                  2001 (Incorporated by reference to Exhibit 10.35 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001).

   10.36     --   Split Dollar Life Insurance Agreement between Group 1
                  Automotive, Inc., and Leslie Hollingsworth and Leigh
                  Hollingsworth Copeland, as Trustees of the Hollingsworth 2000
                  Children's Trust, dated as of January 23, 2002.

   10.37     --   Lease Agreement between Bob Howard Automotive-East, Inc.
                  and REHCO EAST, L.L.C.

   10.38     --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C.

   10.39     --   Employment Agreement between the Company and Kevin H.
                  Whalen dated November 3, 2002.

   10.40     --   Amendment to Lease Agreement between Howard-H, Inc. and
                  REHCO, L.L.C.

   10.41     --   Lease Agreement between Howard Ford, Inc. and REHCO EAST,
                  L.L.C.

   10.42     --   Stock Purchase Agreement by and among Group 1 Holdings-F,
                  L.L.C. and Howard Ford, Inc. and Robert E. Howard II dated as of December 3, 2002.

   10.43     --   Stock Purchase Agreement by and among BHE, Inc. and Bob
                  Howard German Imports, Inc. and Group 1 Holdings-DC, L.L.C.
                  dated effective January 1, 2003.

   10.44     --   Split Dollar Life Insurance Payment Deferral Letter dated
                  February 25, 2003.

   11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

   21.1      --   Group 1 Automotive, Inc. Subsidiary List.

   23.1      --   Consent of Ernst & Young LLP.

   99.1      --   Certification of Chief Executive Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.

   99.2      --   Certification of Chief Financial Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.