Form 10-K/A
period 2002-12-31
GROUP 1 AUTOMOTIVE INC
filed 2003-03-28
CIK 1031203

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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

      None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      This Form 10-K/A is being filed for the sole purpose of filing the Certifications of the Company's Chief Executive Officer and the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (the "Certifications") as Exhibits 99.1 and 99.2 to the Company's Form 10-K which was originally filed on March 26, 2002. The Certifications were inadvertently sent to the Securities and Exchange Commission with the Company's previously filed Form 10-K as correspondence files rather than as exhibits to the Form 10-K.

      (d)   Exhibits

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   3.1       --   Restated Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   3.2       --   Certificate of Designation of Series A Junior Participating
                  Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893).

   3.3       --   Bylaws of the Company (Incorporated by reference to Exhibit
                  3.3 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   4.1       --   Specimen Common Stock Certificate (Incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   4.2       --   Form of Subordinated Indenture (Incorporated by reference
                  to Exhibit 4.5 of the Company's Registration Statement on Form
                  S-3 Registration No. 333-69693).

   4.3       --   Form of Subordinated Debt Securities (included in Exhibit
                  4.2).

   4.4       --   First Supplemental Indenture dated as of March 5, 1999
                  among Group 1 Automotive, Inc., the Subsidiary Guarantors
                  named therein and IBJ Whitehall Bank & Trust Company
                  (Incorporated by reference to Exhibit 4.1 of the Company's
                  Current Report of Form 8-K dated March 5, 1999).

   4.5       --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009
                  (included in Exhibit 4.4).

   10.1      --   Employment Agreement between the Company and B.B.
                  Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2001).

   10.2      --   Employment Agreement between the Company and Robert E.
                  Howard II dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.2 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.3      --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit
                  10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.4      --   Employment Agreement between the Company and Scott L.
                  Thompson dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.6 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.5      --   1996 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.7 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893).

   10.6      --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                  by reference to Exhibit 10.8 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.7      --   Lease Agreement between Howard Pontiac GMC and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.8      --   Lease Agreement between Bob Howard Motors and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.9      --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.10*    --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                  Broadway Real Estate Limited Liability Company.

   10.11     --   Rights Agreement between Group 1 Automotive, Inc. and
                  ChaseMellon Shareholder Services, L.L.C., as rights agent
                  dated October 3, 1997 (Incorporated by reference to Exhibit
                  10.10 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.12     --   1998 Employee Stock Purchase Plan (Incorporated by
                  reference to Exhibit 10.11 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.13     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                  Group 1 Automotive, Inc. (Incorporated by reference to Exhibit
                  10.12 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.14     --   Form of Supplemental Agreement to General Motors
                  Corporation Dealer Sales and Service Agreement (Incorporated
                  by reference to Exhibit 10.13 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.15     --   Supplemental Terms and Conditions between Ford Motor
                  Company and Group 1 Automotive, Inc. dated September 4, 1997
                  (Incorporated by reference to Exhibit 10.16 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.16     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                  and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.17     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                  Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                  (Incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.18     --   Form of General Motors Corporation U.S.A. Sales and Service
                  Agreement (Incorporated by reference to Exhibit 10.25 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.19     --   Fourth Amended and Restated Revolving Credit Agreement,
                  dated as of October 15, 1999, and effective as of November 1,
                  1999 (Incorporated by reference to Exhibit 10.1 of the
                  Company's Current Report on Form 8-K dated October 29, 1999).

   10.20     --   Amendment to Fourth Amended and Restated Revolving Credit
                  Agreement, dated as of March 7, 2000 (Incorporated by
                  reference to Exhibit 10.23 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.21     --   Second Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of May 22, 2000 (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.22     --   Third Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of December 1, 2000 (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.23     --   Fourth Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of November 9, 2001 (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.24     --   Stock Pledge Agreement dated December 19, 1997
                  (Incorporated by reference to Exhibit 10.54 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997).

   10.25     --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit
                  10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.26     --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit
                  10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.27     --   Form of Ford Motor Company Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.38 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.28     --   Form of Chrysler Corporation Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.39 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.29     --   Second Amendment to the 1996 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.1 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999).

   10.30     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                  Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-83260).

   10.31     --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-75754).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.32     --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                  Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                  No. 333-75784).

   10.33     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                  10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.34     --   Interest Rate Swap Confirmation, dated as of July 23, 2001
                  (Incorporated by reference to Exhibit 10.34 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2001).

   10.35     --   Interest Rate Swap Confirmation, dated as of October 19,
                  2001 (Incorporated by reference to Exhibit 10.35 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001).

   10.36*    --   Split Dollar Life Insurance Agreement between Group 1
                  Automotive, Inc., and Leslie Hollingsworth and Leigh
                  Hollingsworth Copeland, as Trustees of the Hollingsworth 2000
                  Children's Trust, dated as of January 23, 2002.

   10.37*    --   Lease Agreement between Bob Howard Automotive-East, Inc.
                  and REHCO EAST, L.L.C.

   10.38*    --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C.

   10.39*    --   Employment Agreement between the Company and Kevin H.
                  Whalen dated November 3, 2002.

   10.40*    --   Amendment to Lease Agreement between Howard-H, Inc. and
                  REHCO, L.L.C.

   10.41*    --   Lease Agreement between Howard Ford, Inc. and REHCO EAST,
                  L.L.C.

   10.42*    --   Stock Purchase Agreement by and among Group 1 Holdings-F,
                  L.L.C. and Howard Ford, Inc. and Robert E. Howard II dated as of December 3, 2002.

   10.43*    --   Stock Purchase Agreement by and among BHE, Inc. and Bob
                  Howard German Imports, Inc. and Group 1 Holdings-DC, L.L.C.
                  dated effective January 1, 2003.

   10.44*    --   Split Dollar Life Insurance Payment Deferral Letter dated
                  February 25, 2003.

   11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

   21.1*     --   Group 1 Automotive, Inc. Subsidiary List.

   23.1*     --   Consent of Ernst & Young LLP.

   99.1      --   Certification of Chief Executive Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.

   99.2      --   Certification of Chief Financial Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.

* Included as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 26, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 28th day of March, 2003.

                                        Group 1 Automotive, Inc.


                                        By:/s/ B.B. Hollingsworth, Jr.
                                           ------------------------------
                                           B.B. Hollingsworth, Jr.
                                           Chairman, President and
                                           Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 28th day of March, 2003.

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


    /s/ Louis E. Lataif                    Director
-------------------------------------
    Louis E. Lataif


    /s/ Stephen D. Quinn                   Director
-------------------------------------
    Stephen D. Quinn


                                           Director
-------------------------------------
    Max P. Watson, Jr.


    /s/ Kevin H. Whalen                    Director
-------------------------------------
    Kevin H. Whalen

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   3.1       --   Restated Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   3.2       --   Certificate of Designation of Series A Junior Participating
                  Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893).

   3.3       --   Bylaws of the Company (Incorporated by reference to Exhibit
                  3.3 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   4.1       --   Specimen Common Stock Certificate (Incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   4.2       --   Form of Subordinated Indenture (Incorporated by reference
                  to Exhibit 4.5 of the Company's Registration Statement on Form
                  S-3 Registration No. 333-69693).

   4.3       --   Form of Subordinated Debt Securities (included in Exhibit
                  4.2).

   4.4       --   First Supplemental Indenture dated as of March 5, 1999
                  among Group 1 Automotive, Inc., the Subsidiary Guarantors
                  named therein and IBJ Whitehall Bank & Trust Company
                  (Incorporated by reference to Exhibit 4.1 of the Company's
                  Current Report of Form 8-K dated March 5, 1999).

   4.5       --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009
                  (included in Exhibit 4.4).

   10.1      --   Employment Agreement between the Company and B.B.
                  Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2001).

   10.2      --   Employment Agreement between the Company and Robert E.
                  Howard II dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.2 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.3      --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit
                  10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.4      --   Employment Agreement between the Company and Scott L.
                  Thompson dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.6 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.5      --   1996 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.7 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893).

   10.6      --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                  by reference to Exhibit 10.8 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.7      --   Lease Agreement between Howard Pontiac GMC and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.8      --   Lease Agreement between Bob Howard Motors and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.9      --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.10*    --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                  Broadway Real Estate Limited Liability Company.

   10.11     --   Rights Agreement between Group 1 Automotive, Inc. and
                  ChaseMellon Shareholder Services, L.L.C., as rights agent
                  dated October 3, 1997 (Incorporated by reference to Exhibit
                  10.10 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.12     --   1998 Employee Stock Purchase Plan (Incorporated by
                  reference to Exhibit 10.11 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.13     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                  Group 1 Automotive, Inc. (Incorporated by reference to Exhibit
                  10.12 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.14     --   Form of Supplemental Agreement to General Motors
                  Corporation Dealer Sales and Service Agreement (Incorporated
                  by reference to Exhibit 10.13 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.15     --   Supplemental Terms and Conditions between Ford Motor
                  Company and Group 1 Automotive, Inc. dated September 4, 1997
                  (Incorporated by reference to Exhibit 10.16 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.16     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                  and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.17     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                  Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                  (Incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.18     --   Form of General Motors Corporation U.S.A. Sales and Service
                  Agreement (Incorporated by reference to Exhibit 10.25 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.19     --   Fourth Amended and Restated Revolving Credit Agreement,
                  dated as of October 15, 1999, and effective as of November 1,
                  1999 (Incorporated by reference to Exhibit 10.1 of the
                  Company's Current Report on Form 8-K dated October 29, 1999).

   10.20     --   Amendment to Fourth Amended and Restated Revolving Credit
                  Agreement, dated as of March 7, 2000 (Incorporated by
                  reference to Exhibit 10.23 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.21     --   Second Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of May 22, 2000 (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.22     --   Third Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of December 1, 2000 (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.23     --   Fourth Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of November 9, 2001 (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.24     --   Stock Pledge Agreement dated December 19, 1997
                  (Incorporated by reference to Exhibit 10.54 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997).

   10.25     --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit
                  10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.26     --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit
                  10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.27     --   Form of Ford Motor Company Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.38 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.28     --   Form of Chrysler Corporation Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.39 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.29     --   Second Amendment to the 1996 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.1 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999).

   10.30     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                  Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-83260).

   10.31     --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-75754).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.32     --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                  Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                  No. 333-75784).

   10.33     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                  10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.34     --   Interest Rate Swap Confirmation, dated as of July 23, 2001
                  (Incorporated by reference to Exhibit 10.34 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2001).

   10.35     --   Interest Rate Swap Confirmation, dated as of October 19,
                  2001 (Incorporated by reference to Exhibit 10.35 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001).

   10.36*    --   Split Dollar Life Insurance Agreement between Group 1
                  Automotive, Inc., and Leslie Hollingsworth and Leigh
                  Hollingsworth Copeland, as Trustees of the Hollingsworth 2000
                  Children's Trust, dated as of January 23, 2002.

   10.37*    --   Lease Agreement between Bob Howard Automotive-East, Inc.
                  and REHCO EAST, L.L.C.

   10.38*    --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C.

   10.39*    --   Employment Agreement between the Company and Kevin H.
                  Whalen dated November 3, 2002.

   10.40*    --   Amendment to Lease Agreement between Howard-H, Inc. and
                  REHCO, L.L.C.

   10.41*    --   Lease Agreement between Howard Ford, Inc. and REHCO EAST,
                  L.L.C.

   10.42*    --   Stock Purchase Agreement by and among Group 1 Holdings-F,
                  L.L.C. and Howard Ford, Inc. and Robert E. Howard II dated as of December 3, 2002.

   10.43*    --   Stock Purchase Agreement by and among BHE, Inc. and Bob
                  Howard German Imports, Inc. and Group 1 Holdings-DC, L.L.C.
                  dated effective January 1, 2003.

   10.44*    --   Split Dollar Life Insurance Payment Deferral Letter dated
                  February 25, 2003.

   11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

   21.1*     --   Group 1 Automotive, Inc. Subsidiary List.

   23.1*     --   Consent of Ernst & Young LLP.

   99.1      --   Certification of Chief Executive Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.

   99.2      --   Certification of Chief Financial Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.

* Included as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 26, 2003.