Form 10-K/A
period 2002-12-31
GROUP 1 AUTOMOTIVE INC
filed 2003-04-30
CIK 1031203

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                AMENDMENT NO. 2


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     Please see the definitive Proxy Statement of Group 1 Automotive, Inc. (the "Company") for the Annual Meeting of Stockholders to be held on May 21, 2003, which was filed with the Securities and Exchange Commission on April 22, 2003 and is incorporated herein by reference for the information concerning Certain Relationships and Related Transactions.



     In addition to the information contained in the Proxy Statement, effective February 18, 2003, the Company sold certain dealership buildings in Oklahoma City to Robert E. Howard II, a director of the Company, for $4.5 million and leased them back on a 25-year lease. The sale price represents the Company's cost basis in recently constructed buildings and no gain or loss was recognized. The Company will pay Mr. Howard a market rental rate of $44,376 per month under standard lease terms and believes that the terms of the lease are at fair market value.



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (d)   Exhibits

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   3.1       --   Restated Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   3.2       --   Certificate of Designation of Series A Junior Participating
                  Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893).

   3.3       --   Bylaws of the Company (Incorporated by reference to Exhibit
                  3.3 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   4.1       --   Specimen Common Stock Certificate (Incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   4.2       --   Form of Subordinated Indenture (Incorporated by reference
                  to Exhibit 4.5 of the Company's Registration Statement on Form
                  S-3 Registration No. 333-69693).

   4.3       --   Form of Subordinated Debt Securities (included in Exhibit
                  4.2).

   4.4       --   First Supplemental Indenture dated as of March 5, 1999
                  among Group 1 Automotive, Inc., the Subsidiary Guarantors
                  named therein and IBJ Whitehall Bank & Trust Company
                  (Incorporated by reference to Exhibit 4.1 of the Company's
                  Current Report of Form 8-K dated March 5, 1999).

   4.5       --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009
                  (included in Exhibit 4.4).

   10.1      --   Employment Agreement between the Company and B.B.
                  Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2001).

   10.2      --   Employment Agreement between the Company and Robert E.
                  Howard II dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.2 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.3      --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit
                  10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.4      --   Employment Agreement between the Company and Scott L.
                  Thompson dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.6 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.5      --   1996 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.7 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893).

   10.6      --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                  by reference to Exhibit 10.8 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.7      --   Lease Agreement between Howard Pontiac GMC and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.8      --   Lease Agreement between Bob Howard Motors and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.9      --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.10*    --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                  Broadway Real Estate Limited Liability Company.

   10.11     --   Rights Agreement between Group 1 Automotive, Inc. and
                  ChaseMellon Shareholder Services, L.L.C., as rights agent
                  dated October 3, 1997 (Incorporated by reference to Exhibit
                  10.10 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.12     --   1998 Employee Stock Purchase Plan (Incorporated by
                  reference to Exhibit 10.11 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.13     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                  Group 1 Automotive, Inc. (Incorporated by reference to Exhibit
                  10.12 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.14     --   Form of Supplemental Agreement to General Motors
                  Corporation Dealer Sales and Service Agreement (Incorporated
                  by reference to Exhibit 10.13 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.15     --   Supplemental Terms and Conditions between Ford Motor
                  Company and Group 1 Automotive, Inc. dated September 4, 1997
                  (Incorporated by reference to Exhibit 10.16 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.16     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                  and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.17     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                  Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                  (Incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.18     --   Form of General Motors Corporation U.S.A. Sales and Service
                  Agreement (Incorporated by reference to Exhibit 10.25 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.19     --   Fourth Amended and Restated Revolving Credit Agreement,
                  dated as of October 15, 1999, and effective as of November 1,
                  1999 (Incorporated by reference to Exhibit 10.1 of the
                  Company's Current Report on Form 8-K dated October 29, 1999).

   10.20     --   Amendment to Fourth Amended and Restated Revolving Credit
                  Agreement, dated as of March 7, 2000 (Incorporated by
                  reference to Exhibit 10.23 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.21     --   Second Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of May 22, 2000 (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.22     --   Third Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of December 1, 2000 (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.23     --   Fourth Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of November 9, 2001 (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.24     --   Stock Pledge Agreement dated December 19, 1997
                  (Incorporated by reference to Exhibit 10.54 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997).

   10.25     --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit
                  10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.26     --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit
                  10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.27     --   Form of Ford Motor Company Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.38 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.28     --   Form of Chrysler Corporation Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.39 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.29     --   Second Amendment to the 1996 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.1 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999).

   10.30     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                  Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-83260).

   10.31     --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-75754).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.32     --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                  Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                  No. 333-75784).

   10.33     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                  10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.34     --   Interest Rate Swap Confirmation, dated as of July 23, 2001
                  (Incorporated by reference to Exhibit 10.34 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2001).

   10.35     --   Interest Rate Swap Confirmation, dated as of October 19,
                  2001 (Incorporated by reference to Exhibit 10.35 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001).

   10.36*    --   Split Dollar Life Insurance Agreement between Group 1
                  Automotive, Inc., and Leslie Hollingsworth and Leigh
                  Hollingsworth Copeland, as Trustees of the Hollingsworth 2000
                  Children's Trust, dated as of January 23, 2002.

   10.37*    --   Lease Agreement between Bob Howard Automotive-East, Inc.
                  and REHCO EAST, L.L.C.

   10.38*    --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C.

   10.39*    --   Employment Agreement between the Company and Kevin H.
                  Whalen dated November 3, 2002.

   10.40*    --   Amendment to Lease Agreement between Howard-H, Inc. and
                  REHCO, L.L.C.

   10.41*    --   Lease Agreement between Howard Ford, Inc. and REHCO EAST,
                  L.L.C.

   10.42*    --   Stock Purchase Agreement by and among Group 1 Holdings-F,
                  L.L.C. and Howard Ford, Inc. and Robert E. Howard II dated as of December 3, 2002.

   10.43*    --   Stock Purchase Agreement by and among BHE, Inc. and Bob
                  Howard German Imports, Inc. and Group 1 Holdings-DC, L.L.C.
                  dated effective January 1, 2003.

   10.44*    --   Split Dollar Life Insurance Payment Deferral Letter dated
                  February 25, 2003.

   10.45     --   Bill of Sale and Assignment dated effective as of February 18,
                  2003 by and between Group 1 Realty, Inc. and REHCO, L.L.C.

   11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

   21.1*     --   Group 1 Automotive, Inc. Subsidiary List.

   23.1*     --   Consent of Ernst & Young LLP.

   99.1**    --   Certification of Chief Executive Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.

   99.2**    --   Certification of Chief Financial Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.


* Included as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 26, 2003.

** Included as Exhibits to Amendment No. 1 to the Company's Annual Report on
   Form 10-K for the year ended December 31, 2002, as filed on March 28, 2003.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 30th day of April, 2003.


                                        Group 1 Automotive, Inc.


                                        By:/s/ B.B. Hollingsworth, Jr.
                                           ------------------------------
                                           B.B. Hollingsworth, Jr.
                                           Chairman, President and
                                           Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of April, 2003.


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

1. I have reviewed this annual report on Form 10-K of Group 1 Automotive, Inc., as amended;

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

Date: April 30, 2003

                                            /s/ B.B. Hollingsworth, Jr.
                                            --- -------------------------------
                                            B.B. Hollingsworth, Jr.
                                            Chief Executive Officer

                                  CERTIFICATION


I, Scott L. Thompson, Chief Financial Officer, certify that:


1. I have reviewed this annual report on Form 10-K of Group 1 Automotive, Inc., as amended;


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

Date: April 30, 2003


                                        /s/ Scott L. Thompson
                                        --------------------------------------
                                        Scott L. Thompson
                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   3.1       --   Restated Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   3.2       --   Certificate of Designation of Series A Junior Participating
                  Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration
                  No. 333-29893).

   3.3       --   Bylaws of the Company (Incorporated by reference to Exhibit
                  3.3 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   4.1       --   Specimen Common Stock Certificate (Incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   4.2       --   Form of Subordinated Indenture (Incorporated by reference
                  to Exhibit 4.5 of the Company's Registration Statement on Form
                  S-3 Registration No. 333-69693).

   4.3       --   Form of Subordinated Debt Securities (included in Exhibit
                  4.2).

   4.4       --   First Supplemental Indenture dated as of March 5, 1999
                  among Group 1 Automotive, Inc., the Subsidiary Guarantors
                  named therein and IBJ Whitehall Bank & Trust Company
                  (Incorporated by reference to Exhibit 4.1 of the Company's
                  Current Report of Form 8-K dated March 5, 1999).

   4.5       --   Form of 10 7/8% Senior Subordinated Note due March 1, 2009
                  (included in Exhibit 4.4).

   10.1      --   Employment Agreement between the Company and B.B.
                  Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2001).

   10.2      --   Employment Agreement between the Company and Robert E.
                  Howard II dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.2 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.3      --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit
                  10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.4      --   Employment Agreement between the Company and Scott L.
                  Thompson dated November 3, 1997 (Incorporated by reference to
                  Exhibit 10.6 of the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1997).

   10.5      --   1996 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.7 of the Company's Registration Statement on Form
                  S-1 Registration No. 333-29893).

   10.6      --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                  by reference to Exhibit 10.8 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.7      --   Lease Agreement between Howard Pontiac GMC and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.8      --   Lease Agreement between Bob Howard Motors and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.9      --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                  Howard II (Incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.10*    --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                  Broadway Real Estate Limited Liability Company.

   10.11     --   Rights Agreement between Group 1 Automotive, Inc. and
                  ChaseMellon Shareholder Services, L.L.C., as rights agent
                  dated October 3, 1997 (Incorporated by reference to Exhibit
                  10.10 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.12     --   1998 Employee Stock Purchase Plan (Incorporated by
                  reference to Exhibit 10.11 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.13     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                  Group 1 Automotive, Inc. (Incorporated by reference to Exhibit
                  10.12 of the Company's Registration Statement on Form S-1
                  Registration No. 333-29893).

   10.14     --   Form of Supplemental Agreement to General Motors
                  Corporation Dealer Sales and Service Agreement (Incorporated
                  by reference to Exhibit 10.13 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.15     --   Supplemental Terms and Conditions between Ford Motor
                  Company and Group 1 Automotive, Inc. dated September 4, 1997
                  (Incorporated by reference to Exhibit 10.16 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.16     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                  and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-29893).

   10.17     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                  Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                  (Incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.18     --   Form of General Motors Corporation U.S.A. Sales and Service
                  Agreement (Incorporated by reference to Exhibit 10.25 of the
                  Company's Registration Statement on Form S-1 Registration No.
                  333-29893).

   10.19     --   Fourth Amended and Restated Revolving Credit Agreement,
                  dated as of October 15, 1999, and effective as of November 1,
                  1999 (Incorporated by reference to Exhibit 10.1 of the
                  Company's Current Report on Form 8-K dated October 29, 1999).

   10.20     --   Amendment to Fourth Amended and Restated Revolving Credit
                  Agreement, dated as of March 7, 2000 (Incorporated by
                  reference to Exhibit 10.23 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.21     --   Second Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of May 22, 2000 (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000).

   10.22     --   Third Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of December 1, 2000 (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.23     --   Fourth Amendment to Fourth Amended and Restated Revolving
                  Credit Agreement, dated as of November 9, 2001 (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.24     --   Stock Pledge Agreement dated December 19, 1997
                  (Incorporated by reference to Exhibit 10.54 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997).

   10.25     --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit
                  10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.26     --   Employment Agreement between the Company and John S. Bishop dated October 7, 1998 (Incorporated by reference to Exhibit
                  10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.27     --   Form of Ford Motor Company Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.38 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.28     --   Form of Chrysler Corporation Sales and Service Agreement
                  (Incorporated by reference to Exhibit 10.39 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998).

   10.29     --   Second Amendment to the 1996 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.1 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999).

   10.30     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                  Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-83260).

   10.31     --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                  Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                  Registration No. 333-75754).

EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
   10.32     --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                  Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                  No. 333-75784).

   10.33     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                  10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.34     --   Interest Rate Swap Confirmation, dated as of July 23, 2001
                  (Incorporated by reference to Exhibit 10.34 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2001).

   10.35     --   Interest Rate Swap Confirmation, dated as of October 19,
                  2001 (Incorporated by reference to Exhibit 10.35 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001).

   10.36*    --   Split Dollar Life Insurance Agreement between Group 1
                  Automotive, Inc., and Leslie Hollingsworth and Leigh
                  Hollingsworth Copeland, as Trustees of the Hollingsworth 2000
                  Children's Trust, dated as of January 23, 2002.

   10.37*    --   Lease Agreement between Bob Howard Automotive-East, Inc.
                  and REHCO EAST, L.L.C.

   10.38*    --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C.

   10.39*    --   Employment Agreement between the Company and Kevin H.
                  Whalen dated November 3, 2002.

   10.40*    --   Amendment to Lease Agreement between Howard-H, Inc. and
                  REHCO, L.L.C.

   10.41*    --   Lease Agreement between Howard Ford, Inc. and REHCO EAST,
                  L.L.C.

   10.42*    --   Stock Purchase Agreement by and among Group 1 Holdings-F,
                  L.L.C. and Howard Ford, Inc. and Robert E. Howard II dated as of December 3, 2002.

   10.43*    --   Stock Purchase Agreement by and among BHE, Inc. and Bob
                  Howard German Imports, Inc. and Group 1 Holdings-DC, L.L.C.
                  dated effective January 1, 2003.

   10.44*    --   Split Dollar Life Insurance Payment Deferral Letter dated
                  February 25, 2003.

   10.45     --   Bill of Sale and Assignment dated effective as of February 18,
                  2003 by and between Group 1 Realty, Inc. and REHCO, L.L.C.

   11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

   21.1*     --   Group 1 Automotive, Inc. Subsidiary List.

   23.1*     --   Consent of Ernst & Young LLP.

   99.1**    --   Certification of Chief Executive Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.

   99.2**    --   Certification of Chief Financial Officer of Group 1
                  Automotive, Inc. Pursuant to 18 U.S.C. section 1350.


* Included as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 26, 2003.

** Included as Exhibits to Amendment No. 1 to the Company's Annual Report on
   Form 10-K for the year ended December 31, 2002, as filed on March 28, 2003.