Form 10-Q
period 2003-03-31
GROUP 1 AUTOMOTIVE INC
filed 2003-05-07
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


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

                                 (713) 647-5700
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                   ---    ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Title                                         Outstanding
          -----                                         -----------
Common stock, par value $.01                            22,453,424

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)



                                                                      MARCH 31,      DECEMBER 31,
                                                                        2003             2002
                                                                    -------------    -------------
                                                                     (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash ..........................................................   $      20,224    $      24,333
  Contracts in transit and vehicle receivables, net .............         130,862          178,623
  Accounts and notes receivable, net ............................          58,252           58,194
  Inventories, net ..............................................         703,120          622,205
  Deferred income taxes .........................................          10,195           10,793
  Other assets ..................................................           5,707            8,890
                                                                    -------------    -------------
         Total current assets ...................................         928,360          903,038
                                                                    -------------    -------------
PROPERTY AND EQUIPMENT, net .....................................         120,742          116,270
GOODWILL ........................................................         304,260          307,907
INTANGIBLE ASSETS, net ..........................................          61,808           60,879
INVESTMENTS RELATED TO INSURANCE POLICY SALES ...................          15,757           15,813
DEFERRED COSTS RELATED TO
  INSURANCE POLICY AND VEHICLE SERVICE CONTRACT SALES ...........          16,126           16,824
OTHER ASSETS ....................................................           3,347            3,034
                                                                    -------------    -------------
         Total assets ...........................................   $   1,450,400    $   1,423,765
                                                                    =============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable .......................................   $     675,499    $     652,538
  Current maturities of long-term debt ..........................             895              997
  Accounts payable ..............................................          82,576           90,809
  Accrued expenses ..............................................          64,624           64,939
                                                                    -------------    -------------
         Total current liabilities ..............................         823,594          809,283
                                                                    -------------    -------------
DEBT, net of current maturities .................................           8,796            9,073
SENIOR SUBORDINATED NOTES .......................................          74,184           74,149
DEFERRED INCOME TAXES ...........................................           8,503            7,651
OTHER LIABILITIES ...............................................          30,714           31,005
                                                                    -------------    -------------
         Total liabilities before deferred revenues .............         945,791          931,161
                                                                    -------------    -------------
DEFERRED REVENUES FROM INSURANCE POLICY SALES ...................          23,744           24,637
DEFERRED REVENUES FROM VEHICLE SERVICE CONTRACT SALES ...........          23,028           24,550
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding .......................................              --               --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 23,373,326 and 23,183,226 issued ................             234              232
  Additional paid-in capital ....................................         254,717          254,145
  Retained earnings .............................................         229,840          215,024
  Accumulated other comprehensive loss ..........................          (2,934)          (3,359)
  Treasury stock, at cost, 1,014,504 and 942,419 shares .........         (24,020)         (22,625)
                                                                    -------------    -------------
         Total stockholders' equity .............................         457,837          443,417
                                                                    -------------    -------------
         Total liabilities and stockholders' equity .............   $   1,450,400    $   1,423,765
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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)


                                                          THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ------------------------------
                                                       2003             2002
                                                   -------------    -------------
REVENUES:
  New vehicle retail sales .....................   $     593,754    $     552,523
  Used vehicle retail sales ....................         225,198          217,933
  Used vehicle wholesale sales .................          61,004           51,068
  Parts and service sales ......................         111,113           91,691
  Retail finance fees ..........................          15,179           13,411
  Vehicle service contract fees ................          15,198           11,483
  Other finance and insurance revenues, net ....           8,345            7,965
                                                   -------------    -------------
        Total revenues .........................       1,029,791          946,074

COST OF SALES:
  New vehicle sales ............................         551,029          509,951
  Used vehicle sales ...........................         197,058          191,471
  Used vehicle wholesale sales .................          62,799           52,363
  Part and service sales .......................          49,457           40,780
                                                   -------------    -------------
        Total cost of sales ....................         860,343          794,565
                                                   -------------    -------------
GROSS PROFIT ...................................         169,448          151,509

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...         134,838          116,877

DEPRECIATION AND AMORTIZATION EXPENSE ..........           3,250            2,836
                                                   -------------    -------------

        Income from operations .................          31,360           31,796

OTHER INCOME AND (EXPENSE):
  Floorplan interest expense ...................          (5,447)          (4,390)
  Other interest expense, net ..................          (2,369)          (2,739)
  Other expense, net ...........................             (26)             (75)
                                                   -------------    -------------


INCOME BEFORE INCOME TAXES .....................          23,518           24,592

PROVISION FOR INCOME TAXES .....................           8,702            9,099
                                                   -------------    -------------

NET INCOME .....................................   $      14,816    $      15,493
                                                   =============    =============

EARNINGS PER SHARE:
  Basic ........................................   $        0.66    $        0.68
  Diluted ......................................   $        0.64    $        0.64

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic .......................................      22,363,602       22,909,209
   Diluted .....................................      23,010,648       24,140,222


        The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                             ----------------------------------
                                                                                                   2003               2002
                                                                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................   $        14,816    $        15,493
   Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation and amortization ........................................................             3,250              2,836
    Deferred income taxes ................................................................             1,114              2,225
    Provision for doubtful accounts and uncollectible notes ..............................               240                195
    Loss on sale of assets ...............................................................                --                 55
    Gain on sale of franchises ...........................................................                --               (194)
      Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
        Contracts in transit and vehicle receivables .....................................            49,102              2,120
        Accounts receivable ..............................................................             2,980                963
        Inventories ......................................................................           (57,295)           (35,537)
        Prepaid expenses and other assets ................................................             2,772             (2,315)
        Floorplan notes payable ..........................................................             5,239             26,031
        Accounts payable, accrued expenses and deferred revenues .........................           (11,519)              (189)
                                                                                             ---------------    ---------------
          Total adjustments ..............................................................            (8,721)            (8,927)
                                                                                             ---------------    ---------------
                  Net cash provided by operating activities ..............................            10,699             11,683
                                                                                             ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable ..........................................................            (1,162)              (805)
   Collections on notes receivable .......................................................               354                363
   Purchases of property and equipment ...................................................           (12,234)            (7,968)
   Proceeds from sales of property and equipment .........................................             4,713                308
   Proceeds from sale of franchise .......................................................             7,414              4,046
   Cash paid in acquisitions, net of cash received .......................................           (12,687)            (3,000)
                                                                                             ---------------    ---------------
                  Net cash used by investing activities ..................................           (13,602)            (7,056)
                                                                                             ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on revolving credit facility ...........................................                --              3,000
   Principal payments of long-term debt ..................................................              (385)              (563)
   Borrowings of long-term debt ..........................................................                --                 --
   Repurchase of senior subordinated notes ...............................................                --             (1,217)
   Proceeds from issuance of common stock to benefit plans, including
         tax benefit .....................................................................             1,677              4,324
   Repurchase of common stock, amounts based on settlement date ..........................            (2,498)                --
                                                                                             ---------------    ---------------
                  Net cash provided (used) by financing activities .......................            (1,206)             5,544
                                                                                             ---------------    ---------------

NET INCREASE (DECREASE) IN CASH ..........................................................            (4,109)            10,171

CASH, beginning of period ................................................................            24,333             16,861
                                                                                             ---------------    ---------------

CASH, end of period ......................................................................   $        20,224    $        27,032
                                                                                             ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
         Interest ........................................................................   $        10,038    $         9,700
         Taxes ...........................................................................   $           373    $         5,276

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are initially assigned and recorded based on preliminary estimates of fair value. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Stock-Based Compensation Plans

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to record employee compensation expense in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recorded for stock options based on the excess of the fair market value of the common stock on the date the options were granted over the aggregate exercise price of the options. As the exercise price of options granted has been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense has been recorded. Additionally, no compensation expense is recorded for shares issued pursuant to the employee stock purchase plan as it is a qualified plan.

         Had compensation expense for the stock incentive and employee stock purchase plans been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ------------------------------
                                                                                    2003             2002
                                                                                -------------    -------------
                                                                                 (in thousands, except per
                                                                                        share amounts)
Net income, as reported .....................................................   $      14,816    $      15,493
Add: Stock-based employee compensation expense included in reported
  net income, net of related tax effects ....................................              --              120

Deduct: Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects ..          (1,259)          (1,042)
                                                                                -------------    -------------
Pro forma net income ........................................................   $      13,557    $      14,571
                                                                                =============    =============
Earnings per share:
  Basic - as reported .......................................................   $        0.66    $        0.68
  Basic - pro forma .........................................................   $        0.61    $        0.64

  Diluted - as reported .....................................................   $        0.64    $        0.64
  Diluted - pro forma .......................................................   $        0.59    $        0.60


         Accounting for Guarantees

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

         While the Company is not an obligor under the vehicle service contracts it currently sells, it was an obligor under vehicle service contracts previously sold in certain states. The contracts were sold to our retail vehicle customers and, typically, have terms between two and seven years. The purchase price paid by the customer, net of the fee the Company receives, was remitted to an administrator. The administrator set the pricing at a level adequate to fund future claims and their profit. Additionally, the administrator purchases insurance to further secure its ability to pay the claims under the contracts. The Company can become liable if the administrator and the insurance company are unable to fund future claims. Though the Company has never had to fund any claims related to these contracts, and reviews the credit worthiness of the administrator and the insurance company, it is unable to estimate the maximum potential claim exposure, but believes there will not be any future obligation to fund claims on the contracts. The Company's revenues related to these contracts are deferred at the time of sale and recognized over the life of the contracts. The amounts deferred are presented on the face of the balance sheets as deferred revenues from vehicle service contract sales.

         Income Taxes

         The Company operates in nine different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company's effective tax rate will vary based on the proportion of taxable income generated in each state.

         Reclassifications

         Certain reclassifications have been made in the 2002 financial statements to conform to the current year presentation.

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

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ------------------------------
                                                                    2003            2002
                                                               -------------    -------------
Common stock issued, beginning of period ...................      23,183,226       23,029,853
  Weighted average common stock issued -
     Employee Stock Purchase Plan ..........................          44,913           31,945
     Stock options exercised ...............................         109,302          101,006
   Less: Weighted average treasury shares held and
    weighted average shares repurchased and cancelled ......        (973,839)        (253,595)
                                                               -------------    -------------
Shares used in computing basic earnings per share ..........      22,363,602       22,909,209

  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock ..........................         647,046        1,231,013
                                                               -------------    -------------

Shares used in computing diluted earnings per share ........      23,010,648       24,140,222
                                                               =============    =============

4. BUSINESS COMBINATIONS AND DISPOSITIONS:

         During the first three months of 2003, the Company purchased three franchises from Robert E. Howard II, a director of the Company, and sold one franchise to a company owned by Mr. Howard. The Company acquired Ford, Lincoln and Mercury franchises, with $131.2 million in annual revenues, and sold a Mercedes-Benz franchise, with $47.4 million in annual revenues. In completing the acquisitions, the aggregate consideration paid by the Company consisted of $12.7 million of cash, net of cash received and the assumption of approximately $22.9 million of inventory financing. The Company received $7.4 million in cash from the sale of the Mercedes-Benz dealership franchise and related assets, including goodwill of approximately $3.6 million. The proceeds received exceeded the Company's basis in the dealership by approximately $1.3 million. This excess sales price over cost was recorded as a reduction of the cost basis in the newly acquired Ford, Lincoln and Mercury dealerships. Additionally, the outstanding inventory financing for the Mercedes-Benz dealership was assumed by a company owned by Mr. Howard. As a result of the two transactions described above, the Company's goodwill was reduced by $3.6 million and its intangible asset for franchise value increased $0.9 million. Additionally, during the first three months of 2003, the Company opened a new add-point Ford dealership in Pensacola, Florida.

5. SENIOR SUBORDINATED NOTES:

         The Company's 10 7/8% Senior Subordinated Notes due 2009 (the "Notes") pay interest semi-annually on March 1 and September 1, each year. The Company may redeem all or part of the Notes at redemption prices of 105.438%, 103.625%, 101.813% and 100.000% of the principal amount plus accrued interest during the twelve-month periods beginning March 1, of 2004, 2005, 2006 and 2007 and thereafter, respectively. The Notes are jointly and severally and fully and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company (the "Subsidiary Guarantors"), other than certain minor subsidiaries. All of the Subsidiary Guarantors are wholly-owned subsidiaries of the Company.

6.   COMPREHENSIVE INCOME:

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              -----------------------------
                                                                                  2003              2002
                                                                              -------------    ------------
                                                                                 (dollars in thousands)
Net income...............................................................     $      14,816    $     15,493
Other comprehensive income:
     Change in fair value of interest rate swaps, net of tax.............               425             922
                                                                              -------------    ------------

Comprehensive income.....................................................     $      15,241    $     16,415
                                                                              =============    ============



7. RELATED PARTY TRANSACTIONS:


         In addition to the transactions discussed in Note 4, effective February 18, 2003, the Company sold certain dealership buildings in Oklahoma City to Mr. Howard for $4.5 million and leased them back on a 25-year lease. The sales price represents the Company's cost basis in recently constructed buildings and no gain or loss was recognized. The Company will pay Mr. Howard a market rental rate of $44,376 per month under standard lease terms and believes that the terms of the lease are at fair market value.



8. COMMITMENTS AND CONTINGENCIES:


         From time to time, the Company's dealerships are named in claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve the Company that, in management's opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company's financial position.

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

         We have diverse sources of revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair service sales, financing fees, vehicle service contract fees, insurance fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Finance and insurance revenues include fees from arranging financing, vehicle service and insurance contracts, net of a provision for anticipated chargebacks.

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

         Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. We believe that approximately 65% of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. It takes several months to adjust our cost structure when business volume changes significantly. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. We receive interest assistance from various of our manufacturers. This assistance, which is reflected as a reduction of cost of sales, has ranged between 80% and 160% of our floorplan interest expense over the past three years, mitigating the impact of interest rate changes on our financial results.


SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002


NEW VEHICLE DATA


(dollars in thousands,
except per unit amounts)                                                             INCREASE/       PERCENT
                                                        2003           2002         (DECREASE)       CHANGE
                                                     -----------    -----------    -----------     -----------
Retail unit sales ................................        22,177         20,769          1,408             6.8%
Retail sales revenues ............................   $   593,754    $   552,523    $    41,231             7.5%
Gross profit .....................................   $    42,725    $    42,572    $       153             0.4%
Average gross profit per retail unit sold ........   $     1,927    $     2,050    $      (123)           (6.0)%
Gross margin .....................................           7.2%           7.7%          (0.5)%

USED VEHICLE DATA


(dollars in thousands,
except per unit amounts)                                                      INCREASE/         PERCENT
                                              2003              2002          (DECREASE)        CHANGE
                                           ------------     ------------     ------------     ------------
Retail unit sales ......................         16,312           16,159              153            0.9 %
Wholesale unit sales ...................         10,097            9,249              848            9.2 %

Retail sales revenues ..................   $    225,198     $    217,933     $      7,265            3.3 %
Wholesale sales revenues ...............         61,004           51,068            9,936           19.5 %
                                           ------------     ------------     ------------
    Total revenues .....................   $    286,202     $    269,001     $     17,201            6.4 %

Total gross profit .....................   $     26,345     $     25,167     $      1,178            4.7 %
Total gross margin (1) .................            9.2%             9.4%            (0.2)%

Average gross profit per retail unit
 sold (2) ..............................   $      1,615     $      1,557     $         58            3.7 %

Retail gross margin (1) ................           11.7%            11.5%             0.2%
Wholesale gross loss ...................   $     (1,795)    $     (1,295)    $       (500)          38.6 %
Average wholesale gross loss per
  wholesale unit sold ..................   $       (178)    $       (140)    $        (38)          27.1 %
Wholesale gross margin .................           (2.9)%           (2.5)%           (0.4)%


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



PARTS AND SERVICE DATA

(dollars in thousands)                                                        PERCENT
                               2003            2002          INCREASE         CHANGE
                           ------------    ------------    ------------       -------
Sales revenues .........   $    111,113    $     91,691    $     19,422         21.2%
Gross profit ...........   $     61,656    $     50,911    $     10,745         21.1%
Gross margin ...........           55.5%           55.5%             --


FINANCE AND INSURANCE DATA

(dollars in thousands,
except per unit amounts)                                                                        PERCENT
                                                    2003           2002         INCREASE        CHANGE
                                                ------------   ------------   ------------   ------------
Retail new and used unit sales ..............         38,489         36,928          1,561            4.2%
Retail finance fees .........................   $     15,179   $     13,411   $      1,768           13.2%
Vehicle contract fees .......................         15,198         11,483          3,715           32.4%
Other finance and insurance revenues ........          8,345          7,965            380            4.8%
                                                ------------   ------------   ------------
  Total finance and insurance revenues ......   $     38,722   $     32,859   $      5,863           17.8%
Finance and insurance, net per
  retail unit sold ..........................   $      1,006   $        890   $        116           13.0%

SAME STORE REVENUES COMPARISON (1)


(dollars in thousands)

                                                                           INCREASE/       PERCENT
                                               2003           2002        (DECREASE)       CHANGE
                                           ------------   ------------   ------------    ------------
New vehicle retail sales ...............   $    484,007   $    539,743   $    (55,736)          (10.3)%
Used vehicle retail sales ..............        193,612        212,604        (18,992)           (8.9)%
Used vehicle wholesale sales ...........         50,113         48,666          1,447             3.0 %
Parts and service sales ................         92,290         89,194          3,096             3.5 %
Retail finance fees ....................         12,251         13,238           (987)           (7.5)%
Vehicle service contract fees ..........         10,806         11,013           (207)           (1.9)%
Other finance and insurance revenues,
  net ..................................          5,939          6,551           (612)           (9.3)%
                                           ------------   ------------   ------------
     Total same store revenues .........   $    849,018   $    921,009   $    (71,991)           (7.8)%

----------

(1) Includes only those dealerships owned during all of the months of both periods in the comparison.


THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

         REVENUES. Revenues increased $83.7 million, or 8.8%, to $1,029.8 million for the three months ended March 31, 2003, from $946.1 million for the three months ended March 31, 2002. The growth in total revenues came from acquisitions, which were partially offset by a same store revenues decline of $72.0 million.

         New vehicle revenues increased $41.2 million, as acquired operations offset a same store revenues decline of $55.7 million. The same store revenues decreased, reflecting a less robust vehicle market in the first three months of 2003, as compared to the near-record new vehicle sales in the first three months of 2002, for automobile retailers in the United States.

         Our used vehicle retail revenues increased $7.3 million as revenues from acquired operations were partially offset by a $19.0 million decline in our same store sales. The same store sales decline was due to high levels of manufacturer incentives on new vehicle sales, which reduced the price difference to the customer between a late-model used vehicle and a new vehicle, thus switching more customers to new vehicles. Used vehicle wholesale sales increased $9.9 million as the decline in used vehicle retail sales required us to wholesale more used vehicles to keep inventory turns on target and inventory levels in line with expected retail sales volumes.

         The increase in parts and service revenues of $19.4 million included a same store revenues increase of $3.1 million. The same store revenues increase was driven by increased customer-pay parts and service sales and wholesale parts sales, partially offset by reduced warranty sales.

         Retail finance fee revenues increased $1.8 million, with a $1.0 million same store decrease partially offsetting the revenues contributed by acquisitions. The same store decline was caused primarily by the decline in retail unit sales.

         Vehicle service contract fee revenues increased $3.7 million, with same store sales decreasing $0.2 million. During the three months ended March 31, 2003, we earned and recognized approximately $1.5 million of previously deferred revenues. The same store decline is due to the decline in retail unit sales, partially offset by increased revenues per unit sold. The increased revenues per unit sold was driven by the receipt of annual incentives on vehicle service contract sales.

         Other finance and insurance revenues increased $0.4 million, with same store sales declining $0.6 million. The same store decreases were caused by the decline in retail unit sales.

         GROSS PROFIT. Gross profit increased $17.9 million, or 11.8%, to $169.4 million for the three months ended March 31, 2003, from $151.5 million for the three months ended March 31, 2002. The increase was attributable to an increase in gross margin to 16.5% for the three months ended March 31, 2003, from 16.0% for the three months ended March 31, 2002, and increased revenues derived from acquisitions.

         The gross margin increased as higher margin parts and service, and finance and insurance revenues increased as a percentage of total revenues, and increased finance and insurance revenues, per retail unit sold, offset the declines in the new and used vehicle gross margins.

         The gross margin on new retail vehicle sales declined to 7.2% from 7.7%, partially due to declines in new vehicle margins in the Houston market, which accounted for 20 basis points of the overall decline. Additionally, new vehicle margins declined due to market pressures to reduce higher inventory levels, and reduced dealer-direct incentives, which are based on volume.

         The gross margin on retail used vehicle sales increased slightly to 11.7% from 11.5%, and our wholesale losses increased, as we wholesaled more vehicles, in light of the decline in the retail sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $17.9 million, or 15.3%, to $134.8 million for the three months ended March 31, 2003, from $116.9 million for the three months ended March 31, 2002. The increase was primarily attributable to the additional operations acquired. Selling, general and administrative expenses increased as a percentage of gross profit to 79.6% from 77.1% due primarily to below expected operating performance in our Atlanta and Dallas operations, and adjustments to variable selling expenses lagging the decline in sales volume. Excluding the gross profit and selling, general and administrative expenses of our Atlanta and Dallas operations, our selling, general and administrative expenses as a percentage of gross profit would have been 77.7% for the three months ended March 31, 2003.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $0.7 million, or 9.9%, to $7.8 million for the three months ended March 31, 2003, from $7.1 million for the three months ended March 31, 2002. The increase was due to an increase in the average balance of debt outstanding, partially offset by lower interest rates. During October 2001, we completed a $98.5 million stock offering and initially used the proceeds to pay down borrowings under our credit facility, which resulted in a lower average balance of debt outstanding during the three months ended March 31, 2002. By the end of 2002, we had reborrowed the amounts used to pay down the floorplan portion of our credit facility. Additionally, we have increased floorplan borrowings outstanding due to acquisitions completed during the past twelve months and higher overall inventory levels. At March 31, 2003, we had an 83 day supply of new vehicle inventory, which is higher than our targeted days supply of 60 days. With respect to interest rates, during the three months ended March 31, 2003, there was an approximately 50 basis point reduction in our floorplan financing rate as compared to the three months ended March 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         Total cash at March 31, 2003, was $20.2 million.

         OPERATING ACTIVITIES. During the first three months of 2003, we generated $10.7 million of cash flow from operations, primarily driven by net income plus depreciation and amortization, partially offset by amounts used to fund inventory purchases. Amounts received from reduction of contracts in transit and vehicle receivables outstanding were used to pay down the floorplan balance.

          INVESTING ACTIVITIES. During the first three months of 2003, we used approximately $13.6 million in investing activities. We paid $12.2 million for purchases of property and equipment, of which $9.8 million was used for the purchase of land and construction of facilities for new or expanded operations. We received $4.7 million in proceeds from the sales of property and equipment. We have used $12.7 million in the acquisitions of three franchises and received $7.4 million from the sale of one franchise, for which no gain was recognized.

         FINANCING ACTIVITIES. During the first three months of 2003, we used approximately $1.2 million in financing activities, primarily to repurchase common stock, net of proceeds from issuances of stock to our benefit plans.

         WORKING CAPITAL. At March 31, 2003, we had working capital of $104.8 million. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows, coupled with borrowing capacity under our credit facility, to fund our current operations, capital expenditures and acquisitions budgeted for 2003. If our capital expenditure or acquisition plans, as outlined below, change, we may need to access the private or public capital markets to obtain additional funding.


CREDIT FACILITY

         We have a $900 million credit facility, which matures in December 2003, and are currently in discussions for a new long-term credit facility with our current lender group. The credit facility consists of two tranches: the floorplan and acquisition tranches. The acquisition tranche totals $198.0 million and, as of April 30, 2003, $193.9 million was available to be drawn for working capital, acquisition or floorplan financing, under this tranche.


CAPITAL EXPENDITURES

         Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. Expenditures relating to the construction or expansion of dealership facilities, generally, are driven by new franchises being awarded to us by a manufacturer, significant growth in sales at an existing facility or manufacturer imaging programs.


ACQUISITIONS AND ACQUISITION FINANCING

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


STOCK REPURCHASE

         In February 2003, the board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to use approximately 33% of our cumulative net income to repurchase stock and pay dividends. During the first three months of 2003 we repurchased approximately 117,000 shares for approximately $2.5 million. As of March 31, 2003, we had the capacity to repurchase an additional $22.5 million of stock under the board of directors' authorization. We allocate resources based on a risk-adjusted analysis of expected returns. As such, we may repurchase shares of our common stock if market conditions allow us to receive an acceptable return on investment.


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

         Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies. See Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.


         INVENTORIES

         New, used and demonstrator vehicles are stated at the lower of cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, we receive interest assistance from most of our manufacturers. The assistance is accounted for as a purchase discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As the market value of our inventories typically declines with the passage of time, valuation reserves are provided against the inventory balances based on the agings of the inventories and market trends. In particular, used vehicles present added complexity to the inventory valuation process. There is no standardized source for determining exact values, as each vehicle and each market in which we operate, is unique. As such, these factors are also considered in determining the appropriate level of valuation reserves.


         RETAIL FINANCE AND VEHICLE SERVICE CONTRACT REVENUES RECOGNITION

         We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers over predetermined financing rates set by the financing institution. In addition, we receive fees from the sale of vehicle service contracts to customers.

         We may be charged back ("chargebacks") for unearned financing fees or vehicle service contract fees in the event of early termination of the contracts by customers. The revenues from financing fees and vehicle service contract fees in administrator-obligor states are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. In dealer-obligor states, revenues from vehicle service contract fees and related direct costs are deferred and recognized over the life of the contracts. Currently, none of the states in which we operate are dealer-obligor states.


         INTANGIBLE ASSETS

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets (franchise value) by applying a fair-value based test. We complete the required assessment at the end of each calendar year, and at such other times as required by events and circumstances at a reporting unit indicating a potential reduction of fair value below book value. In performing the assessment, we estimate fair value using a calculation based on historical and expected cash flows of the dealerships, market trends and conditions, review of completed transactions and current market valuations. Our fair value estimate requires numerous subjective assumptions and estimates to determine fair value. Depending on future levels of cash flows and other facts and circumstances, and changes in our estimates and assumptions, we could be required to recognize impairment charges in the future.

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

         o        the completion of future acquisitions

         o        operating cash flows and availability of capital

         o        future stock repurchases

         o        capital expenditures

         o changes in sales volumes in the new and used vehicle and parts and service markets

         o business trends, including incentives, product cycles and interest rates

         o        availability of financing for inventory and working capital

         o        inventory levels

         Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

         o the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles and parts and service sales

         o the effect of adverse international developments such as war, terrorism, political conflicts or other hostilities

         o regulatory environment, adverse legislation, or unexpected litigation

         o our principal automobile manufacturers, especially Ford, Toyota, GM and DaimlerChrysler, may not continue to produce or make available to us vehicles that are in high demand by our customers

         o requirements imposed on us by our manufacturers may limit our acquisitions and affect capital expenditures related to our dealership facilities

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

         o new accounting standards could materially impact our reported earnings per share

         o we may not complete additional acquisitions or the pace of acquisitions may change

         o        we may not be able to adjust our cost structure

         o        we may lose key personnel

         o competition in our industry may impact our operations or our ability to complete acquisitions

         o        insurance costs could increase significantly

         o we may not achieve expected sales volumes from the new franchises granted to us

         o we may not obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect

         This information and additional factors that could affect our operating results and performance are described in our filings with the SEC. We urge you to carefully consider those factors.

         All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about our market sensitive financial instruments updates the information provided as of December 31, 2002, in our Annual Report on Form 10-K and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt. Additionally, interest rate swaps may be used to adjust our exposure to interest rate movements. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All interest rate swaps are non-trading and qualify for hedge accounting.

         Since December 31, 2002, our variable rate floorplan notes payable have increased due to increases in inventory levels. A 100 basis point increase in interest rates would have increased floorplan interest expense $1.6 million for the three month period ended March 31, 2003, before the impact of our interest rate swaps. We have had no other significant balances outstanding under variable rate borrowing agreements.

         At times, we have used interest rate swaps to reduce our exposure to interest rate fluctuations. Currently, we have two interest rate swaps outstanding, each with notional amounts of $100 million and converting 30-day LIBOR to a fixed rate. As these swaps are hedging our floorplan interest rate exposure, the impact on interest expense is included in floorplan interest expense in our statements of operations. A 100 basis point increase in interest rates would reduce the cost of the swaps and, thus, reduce our floorplan interest expense by $0.5 million for the three-month period ended March 31, 2003. One of the swaps, with a notional amount of $100 million, expires at the end of July 2003. As such, depending on interest rate levels during the last five months of 2003, our floorplan interest expense could be impacted.

         The net result on floorplan interest expense of a 100 basis point increase in interest rates is an increase of $1.1 million, after combining the increase in expense on our borrowings and the decrease in expense from our swaps.

         Additionally, we receive floorplan interest assistance from the majority of our manufacturers. This assistance, which has ranged from approximately 80% to 160% of our floorplan interest expense over the past three years, totaled $5.9 million during the first three months of 2003 and $5.7 million during the first three months of 2002. We treat this interest assistance as a purchase discount, and reflect it as a reduction of new vehicle cost of sales as new vehicles are sold. Approximately half of the assistance we receive varies with changes in interest rates.

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


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve us that, in our opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position.


ITEM 2. CHANGES IN SECURITIES

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         The certifications by our chief executive officer and chief financial officer required by Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits 99.1 and 99.2, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS:

         11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

         99.1 Certification of Chief Executive Officer of Group 1 Automotive, Inc., pursuant to 18 U.S.C. Section 1350.

         99.2 Certification of Chief Financial Officer of Group 1 Automotive, Inc., pursuant to 18 U.S.C. Section 1350.

B.       REPORTS ON FORM 8-K:

         On May 1, 2003, the Company filed a Current Report on Form 8-K reporting under Items 7, 9 and 12.


         On April 10, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

         On April 9, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

         On April 7, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Group 1 Automotive, Inc.

May 7, 2003                         By:  /s/ Scott L. Thompson
-----------                              --------------------------------------
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

Date: May 7, 2003


                                            /s/ B.B. Hollingsworth, Jr.
                                            -----------------------------------
                                            B.B. Hollingsworth, Jr.
                                            Chief Executive Officer

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

Date: May 7, 2003


                                        /s/ Scott L. Thompson
                                        ---------------------------------------
                                        Scott L. Thompson
                                        Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 11.1             Statement re: computation of earnings per share is included under Note 3 to the financial statements.

 99.1             Certification of Chief Executive Officer of Group 1
                  Automotive, Inc., pursuant to 18 U.S.C. Section 1350.

 99.2             Certification of Chief Financial Officer of Group 1
                  Automotive, Inc., pursuant to 18 U.S.C. Section 1350.