Form 10-Q
period 2003-06-30
GROUP 1 AUTOMOTIVE INC
filed 2003-07-31
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Title                        Outstanding
           -----                        -----------
Common stock, par value $.01             22,600,673

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                            JUNE 30,     DECEMBER 31,
                                                              2003           2002
                                                              ----           ----
                                                          (unaudited)
                        ASSETS

CURRENT ASSETS:
  Cash .................................................  $    21,201    $    24,333
  Contracts-in-transit and vehicle receivables, net ....      147,559        178,623
  Accounts and notes receivable, net ...................       62,535         58,194
  Inventories, net .....................................      699,187        622,205
  Deferred income taxes ................................       10,467         10,793
  Other assets .........................................        9,680          8,890
                                                          -----------    -----------
         Total current assets ..........................      950,629        903,038
                                                          -----------    -----------
PROPERTY AND EQUIPMENT, net ............................      122,219        116,270
GOODWILL ...............................................      305,262        307,907
INTANGIBLE ASSETS ......................................       61,348         60,879
INVESTMENTS RELATED TO INSURANCE POLICY SALES ..........       15,693         15,813
DEFERRED COSTS RELATED TO
  INSURANCE POLICY AND VEHICLE SERVICE CONTRACT SALES ..       14,383         16,824
OTHER ASSETS ...........................................        4,492          3,034
                                                          -----------    -----------
         Total assets ..................................  $ 1,474,026    $ 1,423,765
                                                          ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable ..............................  $   662,141    $   652,538
  Current maturities of long-term debt .................          826            997
  Accounts payable .....................................       86,805         90,809
  Accrued expenses .....................................       78,849         64,939
                                                          -----------    -----------
         Total current liabilities .....................      828,621        809,283
                                                          -----------    -----------
DEBT, net of current maturities ........................        8,612          9,073
SENIOR SUBORDINATED NOTES ..............................       74,220         74,149
DEFERRED INCOME TAXES ..................................       12,291          7,651
OTHER LIABILITIES ......................................       25,983         31,005
                                                          -----------    -----------
         Total liabilities before deferred revenues ....      949,727        931,161
                                                          -----------    -----------
DEFERRED REVENUES FROM INSURANCE POLICY SALES ..........       22,630         24,637
DEFERRED REVENUES FROM VEHICLE SERVICE CONTRACT SALES ..       20,376         24,550
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding ..............................           --             --
  Common stock, $.01 par value, 50,000,000 shares
    authorized 23,454,046 and 23,183,226 issued ........          235            232
  Additional paid-in capital ...........................      255,694        254,145
  Retained earnings ....................................      249,820        215,024
  Accumulated other comprehensive loss .................       (2,322)        (3,359)
  Treasury stock, at cost, 933,677 and 942,419 shares...      (22,134)       (22,625)
                                                          -----------    -----------
         Total stockholders' equity ....................      481,293        443,417
                                                          -----------    -----------
         Total liabilities and stockholders' equity ....  $ 1,474,026    $ 1,423,765
                                                          ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2003            2002            2003            2002
                                                  ------------    ------------    ------------    ------------
REVENUES:
  New vehicle sales ...........................   $    693,454    $    615,532    $  1,287,208    $  1,168,055
  Used vehicle sales ..........................        230,956         230,708         456,154         448,641
  Used vehicle wholesale sales ................         65,445          56,031         126,449         107,099
  Parts and service sales .....................        116,279          95,511         227,392         187,202
  Retail finance fees .........................         16,184          14,361          31,363          27,772
  Vehicle service contract fees ...............         15,436          12,332          30,634          23,815
  Other finance and insurance revenues, net ...         10,126           8,629          18,471          16,594
                                                  ------------    ------------    ------------    ------------
     Total revenues ...........................      1,147,880       1,033,104       2,177,671       1,979,178

COST OF SALES:
  New vehicle sales ...........................        641,983         568,006       1,193,012       1,077,957
  Used vehicle sales ..........................        202,782         205,046         399,840         396,517
  Used vehicle wholesale sales ................         67,660          57,458         130,459         109,821
  Parts and service sales .....................         51,239          41,831         100,696          82,611
                                                  ------------    ------------    ------------    ------------
         Total cost of sales ..................        963,664         872,341       1,824,007       1,666,906
                                                  ------------    ------------    ------------    ------------
GROSS PROFIT ..................................        184,216         160,763         353,664         312,272

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ...................................        140,179         120,773         275,017         237,650

DEPRECIATION AND AMORTIZATION
    EXPENSE ...................................          3,691           2,785           6,941           5,621
                                                  ------------    ------------    ------------    ------------
Income from operations ........................         40,346          37,205          71,706          69,001

OTHER INCOME AND (EXPENSE):
  Floorplan interest expense, excludes
    manufacturer interest assistance ..........         (6,235)         (4,342)        (11,682)         (8,732)
  Other interest expense, net .................         (2,334)         (2,452)         (4,703)         (5,191)
  Other expense, net ..........................            (63)            (35)            (89)           (110)
                                                  ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES ....................         31,714          30,376          55,232          54,968

PROVISION FOR INCOME TAXES ....................         11,734          11,239          20,436          20,338
                                                  ------------    ------------    ------------    ------------
NET INCOME ....................................   $     19,980    $     19,137    $     34,796    $     34,630
                                                  ============    ============    ============    ============
EARNINGS PER SHARE:
  Basic .......................................   $       0.89    $       0.83    $       1.55    $       1.50
  Diluted .....................................   $       0.86    $       0.78    $       1.50    $       1.42

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .......................................     22,488,643      23,111,843      22,426,468      23,011,086
  Diluted .....................................     23,268,506      24,503,067      23,140,289      24,322,647

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                              --------
                                                                          2003        2002
                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................   $ 34,796    $ 34,630
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation and amortization ...................................      6,941       5,621
    Deferred income taxes ...........................................      4,975       4,033
    Provision for doubtful accounts and uncollectible notes .........        291         406
    Loss on sale of assets ..........................................        158         102
    Gain on sale of franchises ......................................         --        (414)
    Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
       Contracts-in-transit and vehicle receivables .................     32,405       2,922
       Accounts receivable ..........................................     (1,402)     (5,013)
       Inventories ..................................................    (53,190)    (52,858)
       Prepaid expenses and other assets ............................      1,010     (10,783)
       Floorplan notes payable ......................................     (8,239)     26,812
       Accounts payable, accrued expenses and deferred revenues .....     (2,489)      8,394
                                                                        --------    --------
          Total adjustments .........................................    (19,540)    (20,778)
                                                                        --------    --------
                  Net cash provided by operating activities .........     15,256      13,852
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable .....................................     (2,011)     (6,578)
   Collections on notes receivable ..................................        704         678
   Purchases of property and equipment ..............................    (18,248)    (19,488)
   Proceeds from sales of property and equipment ....................      4,999         570
   Proceeds from sales of franchises ................................      7,414       7,430
   Cash paid in acquisitions, net of cash received ..................    (12,687)    (21,502)
                                                                        --------    --------
                  Net cash used by investing activities .............    (19,829)    (38,890)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on revolving credit facility ......................         --      32,764
   Principal payments of long-term debt .............................       (602)       (995)
   Repurchase of senior subordinated notes ..........................         --      (6,128)
   Proceeds from issuance of common stock to benefit plans, including
    tax benefit .....................................................      4,541       7,870
   Repurchase of common stock, amounts based on settlement date .....     (2,498)         --
                                                                        --------    --------
                  Net cash provided by financing activities .........      1,441      33,511
                                                                        --------    --------
NET INCREASE (DECREASE) IN CASH .....................................     (3,132)      8,473

CASH, beginning of period ...........................................     24,333      16,861
                                                                        --------    --------
CASH, end of period .................................................   $ 21,201    $ 25,334
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
    Interest ........................................................   $ 16,768    $ 14,873
    Taxes ...........................................................   $  5,292    $ 12,891

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

         Interim Financial Information

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Due to seasonality and other factors, the results of operations for the interim periods are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Stock-Based Compensation Plans

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to record employee compensation expense in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recorded for stock options based on the excess of the fair market value of the common stock on the date the options were granted over the aggregate exercise price of the options. As the exercise price of options granted has been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense has been recorded. Additionally, no compensation expense is recorded for shares issued pursuant to the employee stock purchase plan as it is a qualified plan.

         Had compensation expense for the stock incentive and employee stock purchase plans been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                        --------                   --------
                                                                  2003          2002          2003          2002
                                                                  ----          ----          ----          ----
                                                                 (dollars in thousands, except per share amounts)
Net income as reported .....................................   $   19,980    $   19,137    $   34,796    $   34,630
Add: Stock-based employee compensation expense included
    in reported net income, net of related tax effects .....           --            --            --           120
Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects .............................         (402)       (1,252)       (1,661)       (2,294)
                                                               ----------    ----------    ----------    ----------
Pro forma net income .......................................   $   19,578    $   17,885    $   33,135    $   32,456
                                                               ==========    ==========    ==========    ==========
Pro forma earnings per share:
    Basic - as reported ....................................   $     0.89    $     0.83    $     1.55    $     1.50
    Basic - pro forma ......................................   $     0.87    $     0.77    $     1.48    $     1.41
    Diluted - as reported ..................................   $     0.86    $     0.78    $     1.50    $     1.42
    Diluted - pro forma ....................................   $     0.84    $     0.73    $     1.43    $     1.33

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

         While the Company is not an obligor under the vehicle service contracts it currently sells, it was an obligor under vehicle service contracts previously sold in two states. These contracts were sold to our retail vehicle customers with terms, typically, ranging from two to seven years. The purchase price paid by the customer, net of the fee the Company receives, was remitted to an administrator. The administrator set the pricing at a level adequate to fund future claims and their profit. Additionally, the administrator purchases insurance to further secure its ability to pay the claims under the contracts. The Company can become liable if the administrator and the insurance company are unable to fund future claims. Though the Company has never had to fund any claims related to these contracts, and reviews the credit worthiness of the administrator and the insurance company, it is unable to estimate the maximum potential claim exposure, but believes there will not be any future obligation to fund claims on the contracts. The Company's revenues related to these contracts were deferred at the time of sale and recognized over the life of the contracts. The amounts deferred are presented on the face of the balance sheets as deferred revenues from vehicle service contract sales.

         Income Taxes

         The Company operates in nine different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company's effective tax rate will vary based on the proportion of taxable income generated in each state.

         Recent Accounting Pronouncements

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities, which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The interpretation is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company is currently analyzing the impact this interpretation will have on its consolidated results of operations and its financial position, with respect to entities acquired before February 1, 2003.

         Reclassifications

         Certain reclassifications have been made in the 2002 financial statements to conform to the current period presentation.

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

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                                   --------                      --------
                                                              2003           2002           2003           2002
                                                              ----           ----           ----           ----
Common stock issued, beginning of period ...............   23,373,326     23,120,924     23,183,226     23,029,853
  Weighted average common stock issued -
     Employee Stock Purchase Plan ......................       57,088         37,964         73,615         51,208
     Stock options exercised ...........................       53,418         61,238        176,781        204,857
  Less: Weighted average treasury shares held and
    weighted average shares repurchased and cancelled ..     (995,189)      (108,283)    (1,007,154)      (274,832)
                                                           ----------     ----------     ----------     ----------
Shares used in computing basic earnings per share ......   22,488,643     23,111,843     22,426,468     23,011,086
   Dilutive effect of stock options, net of assumed
    repurchase of treasury stock .......................      779,863      1,391,224        713,821      1,311,561
                                                           ----------     ----------     ----------     ----------
Shares used in computing diluted earnings per share ....   23,268,506     24,503,067     23,140,289     24,322,647
                                                           ==========     ==========     ==========     ==========

4. BUSINESS COMBINATIONS AND DISPOSITIONS:

         During the first six months of 2003, the Company purchased three franchises from Robert E. Howard II, a director of the Company, and sold one franchise to a company owned by Mr. Howard. The Company acquired Ford, Lincoln and Mercury franchises, with $131.2 million in annual revenues, and sold a Mercedes-Benz franchise, with $47.4 million in annual revenues. In completing the acquisitions, the aggregate consideration paid by the Company consisted of $12.7 million of cash, net of cash received and the assumption of approximately $22.9 million of inventory financing. The Company received $7.4 million in cash from the sale of the Mercedes-Benz dealership franchise and related assets, including goodwill of approximately $3.6 million. The proceeds received exceeded the Company's basis in the dealership by approximately $1.3 million. This excess sales price over cost was recorded as a reduction of the cost basis in the newly acquired Ford, Lincoln and Mercury dealerships. Additionally, the outstanding inventory financing for the Mercedes-Benz dealership was assumed by a company owned by Mr. Howard. As a result of the two transactions described above, the Company's goodwill was reduced by $3.6 million and its intangible asset for franchise value increased $0.5 million. Additionally, during the first six months of 2003, the Company opened a new add-point Ford dealership in Pensacola, Florida.

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

6. FLOORPLAN NOTES PAYABLE AND LONG-TERM DEBT:

         During June 2003, the Company completed an amendment to its existing credit facility that extends the term until June 2006. The $775.0 million credit facility consists of two tranches: 75% of the facility is for floorplan financing ("the Floorplan Tranche") and 25% is for working capital and acquisition financing ("the Acquisition Tranche"). The Acquisition Tranche bears interest at a rate of LIBOR plus a margin varying between 175 and 325 basis points, determined based on a ratio of debt to equity. The Floorplan Tranche bears interest at rates of LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. Other than the changes in the maturity date and the total amount available to be borrowed, there were no significant changes in the terms of the agreement.

         Simultaneous with the amendment of the above described credit facility, the Company entered into a separate floorplan financing arrangement with Ford Motor Credit Company to provide financing for its entire Ford, Lincoln and Mercury new vehicle inventory. The arrangement provides for up to $300.0 million of financing for the inventory at an interest rate of Prime plus 100 basis points minus certain incentives. The Company expects the net cost of these borrowings, after all incentives, to approximate the floorplan cost under the $775.0 million credit facility.

7. COMPREHENSIVE INCOME:

                                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                       --------               --------
                                                                   2003       2002        2003       2002
                                                                   ----       ----        ----       ----
                                                                          (dollars in thousands)
Net income ..................................................    $ 19,980   $ 19,137    $ 34,796   $ 34,630
Other comprehensive income:
    Change in fair value of interest rate swaps, net of tax ..        612     (2,063)      1,037     (1,141)
                                                                 --------   --------    --------   --------
Comprehensive income .........................................   $ 20,592   $ 17,074    $ 35,833   $ 33,489
                                                                 ========   ========    ========   ========

8. RELATED PARTY TRANSACTIONS:

         In addition to the transactions discussed in Note 4, effective February 18, 2003, the Company sold certain dealership buildings in Oklahoma City to Mr. Howard for $4.5 million and leased them back on a 25-year lease. The sales price represents the Company's cost basis in recently constructed buildings and no gain or loss was recognized. The Company will pay Mr. Howard a market rental rate of $44,376 per month, under standard lease terms, for land owned by Mr. Howard and the buildings sold and leased back. The Company believes that the terms of the lease are at fair market value.

9. COMMITMENTS AND CONTINGENCIES:

         From time to time, the Company's dealerships are named in claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business.

         The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company's Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state action and the Company is appealing that ruling to the Texas Supreme Court. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. State and federal courts have ordered the parties in the three cases to participate in mediation. In May 2003, counsel for the parties agreed to withhold any objections to mediation and agreed to mediate the cases. The Company intends to vigorously defend itself and assert available defenses with respect to each of the foregoing matters and may have certain insurance coverage and rights of indemnification. While the Company does not believe this litigation will have a material adverse effect on its financial condition or results of operations, no assurance can be given as to its ultimate outcome and a settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

         In addition to the foregoing case, there are currently no legal proceedings pending against or involving the Company that, in management's opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company's financial position.

10. SUBSEQUENT EVENTS:

         On July 31, 2003, the Company announced its intention to commence a private placement offering of $150.0 million of a new issue of senior subordinated notes. The Company intends to use the net proceeds of the offering for general corporate purposes, including the retirement on or prior to the initial redemption date of all of its outstanding 10 7/8% senior subordinated notes due 2009 and potential acquisitions. The existing notes are redeemable beginning March 1, 2004 at a redemption price of 105.438% of the principal amount, plus accrued and unpaid interest. At June 30, 2003 the principal balance of these notes was $75.4 million. Pending such uses, the Company intends to temporarily reduce outstanding floorplan borrowings.

         In July 2003, the Company completed a market consolidation project in conjunction with DaimlerChrysler's Alpha Initiative in Dallas, Texas. The transaction resulted in the consolidation of three dealerships consisting of four franchises into one dealership with Dodge, Chrysler and Jeep franchises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

         We are a leading operator in the $1 trillion automotive retailing industry. Through a series of acquisitions, we operate 112 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 25 collision service centers.

         The following table sets forth our brand diversity, based on new vehicle retail unit sales, and the number of franchises we own:

                             SIX MONTH ENDED JUNE 30, 2003
                             -----------------------------
                             ACTUAL NUMBER    PERCENTAGE OF        NUMBER OF
                                 OF NEW         TOTAL NEW       FRANCHISES OWNED
        BRAND                VEHICLES SOLD    VEHICLES SOLD    AS OF JULY 31, 2003
        -----                -------------    -------------    -------------------
Ford.................             11,147           23.4%              14
Toyota...............              9,727           20.4                9
Honda................              4,104            8.6                5
Nissan...............              3,935            8.3               10
Dodge................              3,216            6.8                8
Chevrolet............              3,015            6.3                5
Lexus................              2,343            4.9                2
Mitsubishi...........              1,419            3.0                6
Jeep.................              1,156            2.4                7
Chrysler.............              1,038            2.2                7
GMC..................              1,036            2.2                4
Infiniti.............                899            1.9                1
Acura................                841            1.8                2
Mazda................                535            1.1                2
Pontiac..............                401            0.9                4
Lincoln..............                378            0.8                4
Subaru...............                358            0.8                1
Audi.................                341            0.7                1
Mercury..............                285            0.6                5
BMW..................                274            0.6                2
Buick................                269            0.6                4
Hyundai..............                187            0.4                1
Volkswagen...........                174            0.4                1
Cadillac.............                158            0.3                2
Mercedes-Benz.........               155            0.3                1
Hummer................                70            0.1                1
Kia...................                69            0.1                1
Porsche...............                63            0.1                1
Other.................                47            0.0                1
                                  ------          -----              ---
     TOTAL............            47,640          100.0%             112
                                  ======          =====              ===

         The following table sets forth our geographic diversity, based on new vehicle retail unit sales, and the number of dealerships and franchises we own:

                                PERCENTAGE OF OUR
                                   NEW VEHICLE
                                   RETAIL UNITS              AS OF JULY 31, 2003
                               SOLD DURING THE SIX       ----------------------------
                                   MONTHS ENDED           NUMBER OF         NUMBER OF
     MARKET AREA                  JUNE 30, 2003          DEALERSHIPS       FRANCHISES
----------------------         -------------------       -----------       ----------
Oklahoma..............                14.1%                   10                20
Houston...............                13.1                     7                 6
New England...........                12.4                    10                13
California............                11.6                     7                 7
Austin................                 7.8                     6                 9
Florida...............                 7.8                     4                 4
West Texas............                 7.3                     7                14
New Orleans...........                 6.4                     4                 6
Dallas................                 6.0                     4                 7
Atlanta...............                 5.6                     6                 8
Beaumont..............                 3.3                     2                10
Albuquerque...........                 3.3                     3                 7
Denver................                 1.3                     1                 1
                                     -----                    --               ---
   TOTAL..............               100.0%                   71               112
                                     =====                    ==               ===

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

         Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. We believe that approximately 65% of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. It takes several months to adjust our cost structure when business volume changes significantly. Interest expense consists of interest charges on interest-bearing debt, including floorplan inventory financing, net of interest income earned. We receive interest assistance from several of our manufacturers. This assistance, which is reflected as a reduction of cost of sales, has ranged between 80% and 160% of our floorplan interest expense over the past three years, mitigating the impact of interest rate changes on our financial results.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NEW VEHICLE DATA

(dollars in thousands,                                                  INCREASE/    PERCENT
except per unit amounts)                         2003        2002      (DECREASE)     CHANGE
                                                 ----        ----      ----------    -------
Retail unit sales ..........................     25,463      23,486       1,977        8.4%
Retail sales revenues ......................   $693,454    $615,532    $ 77,922       12.7%
Gross profit (1) ...........................   $ 51,471    $ 47,526    $  3,945        8.3%
Average gross profit per retail unit sold ..   $  2,021    $  2,024    $     (3)      (0.1)%
Gross margin (1) ...........................        7.4%        7.7%       (0.3)%

------------------
(1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. Interest assistance varies with changes in interest rates and will impact gross margin.

USED VEHICLE DATA

(dollars in thousands,                                                INCREASE/   PERCENT
except per unit amounts)                    2003          2002       (DECREASE)    CHANGE
                                            ----          ----       ----------   -------
Retail unit sales ....................      16,167        16,221           (54)    (0.3)%
Wholesale unit sales .................      10,714         9,659         1,055     10.9%

Retail sales revenues ................   $ 230,956     $ 230,708     $     248      0.1%
Wholesale sales revenues .............      65,445        56,031         9,414     16.8%
                                         ---------     ---------     ---------
   Total revenues ....................   $ 296,401     $ 286,739     $   9,662      3.4%

Total gross profit ...................   $  25,959     $  24,235     $   1,724      7.1%
Total gross margin (1) ...............         8.8%          8.5%          0.3%

Average gross profit per retail
   unit sold (2) .....................   $   1,606     $   1,494     $     112      7.5%
Retail gross margin (1) ..............        11.2%         10.5%          0.7%

Wholesale gross loss .................   $  (2,215)    $  (1,427)    $    (788)   (55.2)%
Average wholesale sales gross loss per
   wholesale unit sold ...............   $    (207)    $    (148)    $     (59)   (39.9)%
Wholesale gross margin ...............        (3.4)%        (2.5)%        (0.9)%

------------------

(1) Total gross margin equals total gross profit divided by total revenues. Retail gross margin equals total gross profit, which includes wholesale gross loss, divided by retail sales revenues. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

(2) Average gross profit per retail unit sold equals total gross profit, which includes wholesale gross loss, divided by retail unit sales. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

PARTS AND SERVICE DATA

                                                                        INCREASE/     PERCENT
(dollars in thousands)                           2003         2002      (DECREASE)     CHANGE
                                                 ----         ----      ----------    -------
Sales revenues..............................  $ 116,279    $  95,511    $  20,768       21.7%
Gross profit................................  $  65,040    $  53,680    $  11,360       21.2%
Gross margin................................       55.9%        56.2%        (0.3)%

FINANCE AND INSURANCE DATA

(dollars in thousands,                                         INCREASE/   PERCENT
except per unit amounts)                    2003      2002    (DECREASE)    CHANGE
                                            ----      ----    ----------   -------
Retail new and used unit sales ........    41,630    39,707       1,923      4.8%
Retail finance fees ...................   $16,184   $14,361     $ 1,823     12.7%
Vehicle contract fees .................    15,436    12,332       3,104     25.2%
Other finance and insurance revenues ..    10,126     8,629       1,497     17.3%
                                          -------   -------     -------
   Total finance and insurance revenues   $41,746   $35,322     $ 6,424     18.2%
Finance and insurance, net per
  retail unit sold ....................   $ 1,003   $   890     $   113     12.7%

SAME STORE REVENUES COMPARISON (1)

                                                                INCREASE/     PERCENT
(dollars in thousands)                  2003         2002      (DECREASE)      CHANGE
                                        ----         ----      ----------     -------
New vehicle retail sales ........   $  573,056   $  601,805   $  (28,749)     (4.8)%
Used vehicle retail sales .......      196,915      224,094      (27,179)    (12.1)%
Used vehicle wholesale sales ....       56,918       54,636        2,282       4.2%
Parts and service sales .........       97,807       92,653        5,154       5.6%
Retail finance fees .............       13,279       14,053         (774)     (5.5)%
Vehicle service contract fees ...       10,914       11,601         (687)     (5.9)%
Other finance and insurance
   revenues, net ................        6,383        7,567       (1,184)    (15.6)%
                                    ----------   ----------   ----------
   Total same store revenues ....   $  955,272   $1,006,409   $  (51,137)     (5.1)%

------------------
(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

         REVENUES. Revenues increased $114.8 million, or 11.1%, to $1,147.9 million for the three months ended June 30, 2003, from $1,033.1 million for the three months ended June 30, 2002. The growth in total revenues came from acquisitions, which were partially offset by a same store revenues decline of $51.1 million.

         New vehicle revenues increased $77.9 million, as acquired operations offset a same store revenues decline of $28.7 million. The same store revenues decreased, reflecting a less robust vehicle market for the three months ended June 30, 2003, particularly with respect to our Ford dealerships.

         Our used vehicle retail revenues increased $0.2 million as revenues from acquired operations were offset by a $27.2 million decline in our same store sales. The same store sales decline was due to continued high levels of manufacturer incentives on new vehicle sales, which reduced the price difference to the customer between a late-model used vehicle and a new vehicle, thus switching more customers to new vehicles. Used vehicle wholesale sales increased $9.4 million as the decline in used vehicle retail sales required us to wholesale more used vehicles to keep inventory turns on target and inventory levels in line with expected retail sales volumes.

         The increase in parts and service revenues of $20.8 million included a same store revenues increase of $5.2 million. The same store revenues increase was driven by increased customer-pay parts and service sales and wholesale parts sales, partially offset by reduced warranty sales.

         Retail finance fee revenues increased $1.8 million, with a $0.8 million same store decrease partially offsetting the revenues contributed by acquisitions. The same store decline was caused primarily by a decline in retail unit sales and was partially offset by the impact of a favorable interest rate environment.

         Vehicle service contract fee revenues increased $3.1 million, with same store sales decreasing $0.7 million. During the three months ended June 30, 2003, revenues recognized related to contracts requiring revenue deferral over the life of the contracts increased $1.6 million. The same store decline is due to the decline in retail unit sales, partially offset by increased revenues per unit sold. The increased revenues per unit sold was driven by increased sales training and our customers' increased ability and willingness to finance vehicle service contract purchases due to the low interest rates available.

         Other finance and insurance revenues increased $1.5 million, with same store sales declining $1.2 million. The same store decreases were caused primarily by the decline in retail unit sales and a decline in the sales of insurance contracts, as we emphasized the sales of products with a higher value to the customer.

         GROSS PROFIT. Gross profit increased $23.4 million, or 14.6%, to $184.2 million for the three months ended June 30, 2003, from $160.8 million for the three months ended June 30, 2002. The increase was attributable to an increase in gross margin to 16.0% for the three months ended June 30, 2003, from 15.6% for the three months ended June 30, 2002, and increased revenues derived from acquisitions.

         The gross margin increased as higher margin parts and service, and finance and insurance revenues increased as a percentage of total revenues, and increased finance and insurance revenues, per retail unit sold, offset the decline in the new vehicle gross margin.

         Although our new vehicle gross profit per retail unit sold remained consistent with the prior year, the gross margin on new retail vehicle sales declined to 7.4% from 7.7%, primarily due to an increase in the average selling price of vehicles sold.

         Our used vehicle gross profit per retail unit sold increased to $1,606 for the three months ended June 30, 2003, from $1,494 for the three months ended June 30, 2002. The increase per retail unit sold and the increase in our used vehicle retail gross margin improved primarily due to increased gross margins in the Florida and Oklahoma markets. Our wholesale losses increased as we wholesaled more vehicles in light of the decline in the used vehicle retail sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $19.4 million, or 16.1%, to $140.2 million for the three months ended June 30, 2003, from $120.8 million for the three months ended June 30, 2002. The increase was primarily attributable to the additional operations acquired. Selling, general and administrative expenses increased as a percentage of gross profit to 76.1% from 75.1% due primarily to below expected operating performance in our Atlanta and Dallas operations, partially offset by a $1.0 million benefit from positive claims experience in our property and casualty insurance program. Excluding the gross profit and selling, general and administrative expenses of our Atlanta and Dallas operations, our selling, general and administrative expenses as a percentage of gross profit would have been approximately 50 basis points higher when comparing the three months ended June 30, 2003, to the three months ended June 30, 2002.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $1.8 million, or 26.5%, to $8.6 million for the three months ended June 30, 2003, from $6.8 million for the three months ended June 30, 2002. The increase was due to an increase in the average balance of debt outstanding, partially offset by lower interest rates. During October 2001, we completed a $98.5 million stock offering and initially used the proceeds to pay down borrowings under our credit facility, which resulted in a lower average balance of debt outstanding during the three months ended June 30, 2002. By the end of 2002, we had reborrowed the amounts used to pay down the floorplan portion of our credit facility. Additionally, we have increased floorplan borrowings outstanding due to acquisitions completed during the past twelve months and higher overall inventory levels. At June 30, 2003, we had an 83 days supply of new vehicle inventory, which is higher than our targeted 60 days supply. During the three months ended June 30, 2003, there was an approximately 50 basis point reduction in our average floorplan financing rate as compared to the three months ended June 30, 2002.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NEW VEHICLE DATA

(dollars in thousands,                                                       INCREASE/     PERCENT
except per unit amounts)                          2003          2002        (DECREASE)      CHANGE
                                                  ----          ----        ----------     -------
Retail unit sales ..........................       47,640        44,255         3,385        7.6%
Retail sales revenues ......................   $1,287,208    $1,168,055    $  119,153       10.2%
Gross profit (1) ...........................   $   94,196    $   90,098    $    4,098        4.5%
Average gross profit per retail unit sold ..   $    1,977    $    2,036    $      (59)      (2.9)%
Gross margin (1) ...........................          7.3%          7.7%         (0.4)%

-------------------
(1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. Interest assistance varies with changes in interest rates and will impact gross margin.

USED VEHICLE DATA

(dollars in thousands,                                         INCREASE/     PERCENT
except per unit amounts)             2003          2002       (DECREASE)      CHANGE
                                     ----          ----       ----------     -------
Retail unit sales .............      32,479        32,380            99        0.3%
Wholesale unit sales ..........      20,811        18,908         1,903       10.1%

Retail sales revenues .........   $ 456,154     $ 448,641     $   7,513        1.7%
Wholesale sales revenues ......     126,449       107,099        19,350       18.1%
                                  ---------     ---------     ---------
   Total revenues .............   $ 582,603     $ 555,740     $  26,863        4.8%

Total gross profit ............   $  52,304     $  49,402     $   2,902        5.9%
Total gross margin (1) ........         9.0%          8.9%          0.1%

Average gross profit per retail
  unit sold (2) ...............   $   1,610     $   1,526     $      84        5.5%
Retail gross margin (1) .......        11.5%         11.0%          0.5%

Wholesale gross loss ..........   $  (4,010)    $  (2,722)    $  (1,288)     (47.3)%
Average wholesale gross loss
  per wholesale unit sold .....   $    (193)    $    (144)    $     (49)     (34.0)%
Wholesale gross margin ........        (3.2)%        (2.5)%        (0.7)%

------------------
(1) Total gross margin equals total gross profit divided by total revenues. Retail gross margin equals total gross profit, which includes wholesale gross loss, divided by retail sales revenues. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

(2) Average gross profit per retail unit sold equals total gross profit, which includes wholesale gross loss, divided by retail unit sales. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

PARTS AND SERVICE DATA

                                                                             INCREASE/     PERCENT
(dollars in thousands)                             2003          2002       (DECREASE)      CHANGE
                                                   ----          ----       ----------      ------
Sales revenues..............................    $ 227,392     $ 187,202      $ 40,190       21.5%
Gross profit................................    $ 126,696     $ 104,591      $ 22,105       21.1%
Gross margin................................         55.7%         55.9%         (0.2)%

FINANCE AND INSURANCE, NET


(dollars in thousands,                                                                                          PERCENT
except per unit amounts)                                     2003                2002           INCREASE         CHANGE
                                                             ----                ----           --------         ------
Retail new and used unit sales..............                80,119              76,635             3,484           4.5%
Retail finance fees.........................               $31,363             $27,772         $   3,591          12.9%
Vehicle service contract fees...............                30,634              23,815             6,819          28.6%
Other finance and insurance revenues........                18,471              16,594             1,877          11.3%
                                                           -------             -------         ---------
   Total finance and insurance revenues.....               $80,468             $68,181         $  12,287          18.0%
Finance and insurance, net per
  retail unit sold..........................               $ 1,004             $   890         $     114          12.8%

SAME STORE REVENUES COMPARISON (1)

                                                                                                INCREASE/       PERCENT
(dollars in thousands)                                     2003                2002            (DECREASE)       CHANGE
                                                           ----                ----             --------        ------
New vehicle retail sales....................            $1,051,296          $1,136,481         $ (85,185)        (7.5)%
Used vehicle retail sales...................               389,503             435,480           (45,977)       (10.6)%
Used vehicle wholesale sales................               106,601             102,612             3,989          3.9%
Parts and service sales.....................               188,516             180,500             8,016          4.4%
Retail finance fees.........................                25,424              27,192            (1,768)        (6.5)%
Vehicle service contract fees...............                21,641              22,523              (882)        (3.9)%
Other finance and insurance
   revenues, net............................                12,285              14,067            (1,782)       (12.7)%
                                                        ----------          ----------         ---------
       Total same store revenues............            $1,795,266          $1,918,855         $(123,589)        (6.4)%

------------------
(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

         REVENUES. Revenues increased $198.5 million, or 10.0%, to $2,177.7 million for the six months ended June 30, 2003, from $1,979.2 million for the six months ended June 30, 2002. The growth in total revenues came from acquisitions, which were partially offset by a same store revenues decline of $123.6 million.

         New vehicle revenues increased $119.2 million, as acquired operations offset a same store revenues decline of $85.2 million. The same store revenues decreased, reflecting a less robust vehicle market for the six months ended June 30, 2003, particularly with respect to our Ford and Toyota dealerships.

         Our used vehicle retail revenues increased $7.5 million as revenues from acquired operations were partially offset by a $46.0 million decline in our same store sales. The same store sales decline was due to high levels of manufacturer incentives on new vehicle sales, which reduced the price difference to the customer between a late-model used vehicle and a new vehicle, thus switching more customers to new vehicles. Used vehicle wholesale sales increased $19.4 million as the decline in used vehicle retail sales required us to wholesale more used vehicles to keep inventory turns on target and inventory levels in line with expected retail sales volumes.

         The increase in parts and service revenues of $40.2 million included a same store revenues increase of $8.0 million. The same store revenues increase was driven by increased customer-pay parts and service sales and wholesale parts sales, partially offset by reduced warranty sales.

         Retail finance fee revenues increased $3.6 million, with a $1.8 million same store decrease partially offsetting the revenues contributed by acquisitions. The same store decline was caused primarily by the decline in retail unit sales which was partially offset by the impact of a favorable interest rate environment.

         Vehicle service contract fee revenues increased $6.8 million, with same store sales decreasing $0.9 million. During the six months ended June 30, 2003, revenues recognized related to contracts requiring revenue deferral over the life of the contracts increased approximately $3.0 million. The same store decline is due to the decline in retail unit sales, partially offset by increased revenues per unit sold. The increased revenues per unit sold was driven by the receipt of increased annual incentives on vehicle service contract sales, increased sales training and our customers' increased ability and willingness to finance vehicle service contract purchases due to the low interest rates available.

         Other finance and insurance revenues increased $1.9 million, with same store sales decreasing $1.8 million. The same store decline was caused primarily by the decline in retail unit sales.

         GROSS PROFIT. Gross profit increased $41.4 million, or 13.3%, to $353.7 million for the six months ended June 30, 2003, from $312.3 million for the six months ended June 30, 2002. The increase was attributable to an increase in gross margin to 16.2% for the six months ended June 30, 2003, from 15.8% for the six months ended June 30, 2002, and increased revenues derived from acquisitions.

         The gross margin increased as higher margin parts and service, and finance and insurance revenues increased as a percentage of total revenues, and increased finance and insurance revenues, per retail unit sold, offset the decline in the new gross margin.

         Our new vehicle gross profit per retail unit sold declined to $1,977 for the six months ended June 30, 2003, from $2,036 for the six months ended June 30, 2002, primarily due to a decline in the floorplan assistance per retail unit sold recognized and declines in gross profit per retail unit sold in our Houston operations. The gross margin on new retail vehicle sales declined to 7.3% from 7.7%, primarily due to an increase in the average selling price of vehicles sold and declines in the new vehicle gross profit per retail unit sold.

         Our used vehicle gross profit per retail unit sold increased to $1,610 for the six months ended June 30, 2003, from $1,526 for the six months ended June 30, 2002. The increase per retail unit sold and the increase in our used vehicle retail gross margin improved primarily due to increased gross margins in the Florida and Oklahoma markets. Our wholesale losses increased as we wholesaled more vehicles in light of the decline in the used vehicle retail sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $37.3 million, or 15.7%, to $275.0 million for the six months ended June 30, 2003, from $237.7 million for the six months ended June 30, 2002. The increase was primarily attributable to the additional operations acquired. Selling, general and administrative expenses increased as a percentage of gross profit to 77.8% from 76.1% due primarily to below expected operating performance in our Atlanta and Dallas operations, and adjustments to variable selling expenses lagging the decline in sales volume. Partially offsetting the increases in selling, general and administrative expenses was a $1.0 million benefit from positive claims experience in our property and casualty insurance program.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $2.5 million, or 18.0%, to $16.4 million for the six months ended June 30, 2003, from $13.9 million for the six months ended June 30, 2002. The increase was due to an increase in the average balance of debt outstanding, partially offset by lower interest rates. During October 2001, we completed a $98.5 million stock offering and initially used the proceeds to pay down borrowings under our credit facility, which resulted in a lower average balance of debt outstanding during the six months ended June 30, 2002. By the end of 2002, we had reborrowed the amounts used to pay down the floorplan portion of our credit facility. Additionally, we have increased floorplan borrowings outstanding due to acquisitions completed during the past twelve months and higher overall inventory levels. During the six months ended June 30, 2003, there was an approximately 50 basis point reduction in our average floorplan financing rate as compared to the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand, cash from operations, our credit facility, which includes the floorplan tranche and the acquisition tranche, and equity and debt offerings.

CASH FLOWS

         Total cash at June 30, 2003, was $21.2 million.

         OPERATING ACTIVITIES. During the first six months of 2003, we generated $15.3 million of cash flow from operations, primarily driven by net income plus depreciation and amortization, partially offset by excess cash balances used to fund inventory purchases. Amounts received from reduction of contracts in transit and vehicle receivables outstanding were used to pay down the floorplan balance.

          INVESTING ACTIVITIES. During the first six months of 2003, we used approximately $19.8 million in investing activities. We paid $18.2 million for purchases of property and equipment, of which $12.8 million was used for the purchase of land and construction of facilities for new or expanded operations. We received $5.0 million in proceeds from the sales of property and equipment. We have used $12.7 million in the acquisitions of three franchises and received $7.4 million from the sale of one franchise, for which no gain was recognized.

         FINANCING ACTIVITIES. During the first six months of 2003, we obtained approximately $1.4 million from financing activities, primarily from issuances of stock to our benefit plans, net of repurchases of our common stock.

         WORKING CAPITAL. At June 30, 2003, we had working capital of $122.0 million, which is approximately $30 million higher than we believe we need to operate our business. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows, coupled with borrowing capacity under our credit facility, to fund our current operations, capital expenditures and acquisitions budgeted for 2003. If our capital expenditure or acquisition plans, as outlined below, change, we may need to access the private or public capital markets to obtain additional funding.

RECENT DEVELOPMENTS

         On July 31, 2003, we announced our intention to commence a private placement offering of $150.0 million of a new issue of senior subordinated notes. We intend to use the net proceeds of the offering for general corporate purposes, including the retirement on or prior to the initial redemption date of all of our outstanding 10 7/8% senior subordinated notes due 2009 and potential acquisitions. The existing notes are redeemable beginning March 1, 2004 at a redemption price of 105.438% of the principal amount, plus accrued and unpaid interest. At June 30, 2003 the principal balance of these notes was $75.4 million. Pending such uses, we intend to temporarily reduce outstanding floorplan borrowings.

CREDIT FACILITIES

         During June 2003, we completed an amendment to our existing credit facility that extends the term until June 2006. The $775.0 million credit facility consists of two tranches: 75% of the facility is for floorplan financing ("the Floorplan Tranche") and 25% is for working capital and acquisition financing ("the Acquisition Tranche"). The Acquisition Tranche, which bears interest at a rate of LIBOR plus a margin varying between 175 and 325 basis points, determined based on a ratio of debt to equity, totals $193.8 million and, as of July 31, 2003, $189.7 million was available, after deducting $4.1 million for outstanding letters of credit, to be drawn for working capital, acquisition or floorplan financing. At June 30, 2003, there was $425.6 million outstanding under the Floorplan Tranche, which bears interest at rates of LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. Other than the changes in the maturity date and the total amount available to be borrowed, there were no significant changes in the terms of the agreement.

         Simultaneous with the amendment of the above described credit facility, we entered into a separate floorplan financing arrangement with Ford Motor Credit Company to provide financing for our entire Ford,

Lincoln and Mercury new vehicle inventory. The arrangement provides for up to $300.0 million of financing for the inventory at an interest rate of Prime plus 100 basis points minus certain incentives. We expect the net cost of these borrowings, after all incentives, to approximate our floorplan cost under the $775.0 million credit facility. At June 30, 2003, there was $236.5 million outstanding under this floorplan financing arrangement. This floorplan financing arrangement matures in June 2006.

         On July 25, 2003, one of our interest rate swaps, with a notional amount of $100.0 million, reached its termination date. As such, at this time, we have one interest rate swap outstanding, with a notional amount of $100.0 million that converts the interest rate on a portion of our floorplan borrowings from the 30-day LIBOR-based rate to a fixed rate of 3.75% plus the applicable spread.

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

ACQUISITIONS AND ACQUISITION FINANCING

         Our acquisition target for 2003 is to complete platform and tuck-in acquisitions that have approximately $800 million in annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, borrowings under our credit facility and debt or equity offerings. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions.

         In July 2003, we completed a market consolidation project in conjunction with DaimlerChrysler's Alpha Initiative in Dallas, Texas. The transaction resulted in the consolidation of three dealerships consisting of four franchises into one dealership with Dodge, Chrysler and Jeep franchises.

STOCK REPURCHASE

         In February 2003, the board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to use approximately 33% of our cumulative net income to repurchase stock and pay dividends. During the first six months of 2003 we repurchased approximately 117,000 shares for approximately $2.5 million. As of June 30, 2003, we had the capacity to repurchase an additional $22.5 million of stock under the board of directors' authorization.

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

         -   capital expenditures

         - changes in sales volumes in the new and used vehicle and parts and service markets

         - business trends, including incentives, product cycles and interest rates

         -   availability of financing for inventory and working capital

         -   inventory levels

         -   the completion of announced notes offering

         -   the early retirement of outstanding senior subordinated notes

         Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

         - the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles and parts and service sales

         - the effect of adverse international developments such as war, terrorism, political conflicts or other hostilities

         - regulatory environment, adverse legislation, or unexpected litigation

         - our principal automobile manufacturers, especially Ford, Toyota, GM and DaimlerChrysler, may not continue to produce or make available to us vehicles that are in high demand by our customers

         - requirements imposed on us by our manufacturers may limit our acquisitions and affect capital expenditures related to our dealership facilities

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

         Since December 31, 2002, our variable rate floorplan notes payable have increased due to increases in inventory levels. A 100 basis point increase in interest rates would have increased floorplan interest expense approximately $3.2 million for the six month period ended June 30, 2003, before the impact of our interest rate swaps. We have had no other significant balances outstanding under variable rate borrowing agreements.

         At times, we have used interest rate swaps to reduce our exposure to interest rate fluctuations. Currently, we have two interest rate swaps outstanding, each with notional amounts of $100.0 million and converting 30-day LIBOR to a fixed rate. As these swaps are hedging our floorplan interest rate exposure, the impact on interest expense is included in floorplan interest expense in our statements of operations. A 100 basis point increase in interest rates would reduce the cost of the swaps and, thus, reduce our floorplan interest expense by $1.0 million for the six month period ended June 30, 2003. One of the swaps, with a notional amount of $100.0 million, expires at the end of July 2003. As such, depending on interest rate levels during the last five months of 2003, our floorplan interest expense could be impacted.

         The net result on floorplan interest expense of a 100 basis point increase in interest rates is an increase of $2.2 million, after combining the increase in expense on our borrowings and the decrease in expense from our swaps.

         Additionally, we receive floorplan interest assistance from the majority of our manufacturers. This assistance, which has ranged from approximately 80% to 160% of our floorplan interest expense over the past three years, totaled $12.8 million during the first six months of 2003 and $12.6 million during the first six months of 2002. We treat this interest assistance as a purchase discount, and reflect it as a reduction of new vehicle cost of sales as new vehicles are sold. Approximately half of the assistance we receive varies with changes in interest rates.

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

         The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of our Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state action and we are appealing that ruling to the Texas Supreme Court. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. State and federal courts have ordered the parties in the three cases to participate in mediation. In May 2003, counsel for the parties agreed to withhold any objections to mediation and agreed to mediate the cases. We intend to vigorously defend ourselves and assert available defenses with respect to each of the foregoing matters and may have certain insurance coverage and rights of indemnification. While we do not believe this litigation will have a material adverse effect on our financial condition or results of operations, no assurance can be given as to its ultimate outcome and a settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

         In addition to the foregoing case, there are currently no legal proceedings pending against or involving us that, in our opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the May 21, 2003, Annual Meeting of Stockholders, our stockholders voted on three matters.

         1)       Election of two directors:

                  The stockholders elected two nominees as directors for a three-year term based on the following voting results:

                                              VOTES CAST:
                                  ------------------------------------
                                                        AGAINST OR
  NOMINEES ELECTED                       FOR             WITHHELD
-----------------------           ------------------  ----------------
B.B. Hollingsworth, Jr.               18,763,918          779,264
Robert E. Howard II                   18,911,410          631,772

                  Our other continuing directors are:
                                                       John L. Adams
                                                       Louis E. Lataif
                                                       Stephen D. Quinn
                                                       Max P. Watson, Jr.
                                                       Kevin H. Whalen

         2)       Approval of amendment to 1998 Employee Stock Purchase Plan:

                  The stockholders approved the amendment to the 1998 Employee Stock Purchase Plan. The results of the voting were as follows:

For                        20,608,506

Against                         1,809

Abstain                        26,277

         3)       Appointment of Independent Public Auditors:

                  The stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the year ended December 31, 2003. The results of the voting were as follows:

For                        19,431,551

Against                       103,572

Abstain                         8,059

ITEM 5. OTHER INFORMATION

         The certifications by our chief executive officer and chief financial officer required by Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits 32.1 and 32.2, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS:

         10.1 Fifth Amended and Restated Revolving Credit Agreement dated June 2, 2003.

         10.2 Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement.

         11.1 Statement re: computation of earnings per share is included under
              Note 3 to the financial statements.

         31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

B. REPORTS ON FORM 8-K:

         On July 31, 2003, the Company filed a Current Report on Form 8-K reporting under Item 12.

         On July 31, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5.

         On July 10, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

         On June 3, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

         On June 2, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

         On May 21, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Group 1 Automotive, Inc.

July 31, 2003                    By:/s/ Scott L. Thompson
-------------                       --------------------------------------------
Date                                Scott L. Thompson, Executive Vice President,
                                    Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS

      Exhibit No.                              Description

         10.1 Fifth Amended and Restated Revolving Credit Agreement dated June 2, 2003.

         10.2 Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement.

         11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

         31.1              Certification of Chief Executive Officer under
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2              Certification of Chief Financial Officer under
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1              Certification of Chief Executive Officer under
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2              Certification of Chief Financial Officer under
                           Section 906 of the Sarbanes-Oxley Act of 2002.