Form 10-Q
period 2003-09-30
GROUP 1 AUTOMOTIVE INC
filed 2003-10-31
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Title                                   Outstanding
           -----                                   -----------
Common stock, par value $.01                       22,685,171

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                                               2003              2002
                                                                                               ----              ----
                                                                                            (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash..............................................................................       $    27,498       $   24,333
  Contracts-in-transit and vehicle receivables, net.................................           136,281          178,623
  Accounts and notes receivable, net................................................            66,976           58,194
  Inventories, net..................................................................           602,099          622,205
  Deferred income taxes ............................................................            11,858           10,793
  Other assets......................................................................             8,503            8,890
                                                                                           -----------       ----------
         Total current assets.......................................................           853,215          903,038
                                                                                           -----------       ----------
PROPERTY AND EQUIPMENT, net.........................................................           124,887          116,270
GOODWILL............................................................................           310,422          307,907
INTANGIBLE ASSETS...................................................................            67,885           60,879
INVESTMENTS RELATED TO INSURANCE POLICY SALES.......................................            19,413           15,813
DEFERRED COSTS RELATED TO INSURANCE POLICY AND VEHICLE SERVICE CONTRACT SALES.......            13,350           16,824
OTHER ASSETS........................................................................             8,402            3,034
                                                                                           -----------       ----------
         Total assets...............................................................       $ 1,397,574       $1,423,765
                                                                                           ===========       ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable...........................................................       $   388,635       $  652,538
  Current maturities of long-term debt..............................................             1,002              997
  Accounts payable..................................................................            99,911           90,809
  Accrued expenses..................................................................            83,310           64,939
                                                                                           -----------       ----------
         Total current liabilities..................................................           572,858          809,283
                                                                                           -----------       ----------
DEBT, net of current maturities.....................................................            13,077            9,073
SENIOR SUBORDINATED NOTES...........................................................           221,785           74,149
DEFERRED INCOME TAXES...............................................................            15,229            7,651
OTHER LIABILITIES...................................................................            28,078           31,005
                                                                                           -----------       ----------
         Total liabilities before deferred revenues.................................           851,027          931,161
                                                                                           -----------       ----------
DEFERRED REVENUES FROM INSURANCE POLICY SALES.......................................            22,126           24,637
DEFERRED REVENUES FROM VEHICLE SERVICE CONTRACT SALES...............................            18,565           24,550
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none issued or outstanding..........                --               --
  Common stock, $.01 par value, 50,000,000 shares authorized 23,454,046 and
    23,183,226 issued...............................................................               235              232
  Additional paid-in capital........................................................           255,322          254,145
  Retained earnings ................................................................           271,514          215,024
  Accumulated other comprehensive loss .............................................            (1,742)          (3,359)
  Treasury stock, at cost, 790,744 and 942,419 shares...............................           (19,473)         (22,625)
                                                                                           -----------       ----------
         Total stockholders' equity.................................................           505,856          443,417
                                                                                           -----------       ----------
         Total liabilities and stockholders' equity.................................       $ 1,397,574       $1,423,765
                                                                                           ===========       ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  ------------------                 -----------------
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     -------------                     -------------
                                                                 2003            2002             2003             2002
                                                                 ----            ----             ----             ----
REVENUES:
  New vehicle retail sales..............................      $  772,632      $  739,193       $ 2,059,840      $ 1,907,248
  Used vehicle retail sales.............................         230,978         255,228           687,132          703,869
  Used vehicle wholesale sales..........................          69,102          58,574           195,551          165,673
  Parts and service sales...............................         121,792         108,295           349,184          295,497
  Retail finance fees...................................          17,111          16,577            48,474           44,349
  Vehicle service contract fees.........................          17,170          14,201            47,804           38,016
  Other finance and insurance revenues, net.............          10,705          10,520            29,176           27,114
                                                              ----------      ----------       -----------      -----------
     Total revenues.....................................       1,239,490       1,202,588         3,417,161        3,181,766

COST OF SALES:
  New vehicle retail sales..............................         716,014         686,312         1,909,026        1,764,269
  Used vehicle retail sales.............................         203,428         227,120           603,268          623,637
  Used vehicle wholesale sales..........................          71,373          60,797           201,832          170,618
  Parts and service sales...............................          54,228          47,851           154,924          130,462
                                                              ----------      ----------       -----------      -----------
     Total cost of sales................................       1,045,043       1,022,080         2,869,050        2,688,986
                                                              ----------      ----------       -----------      -----------

GROSS PROFIT............................................         194,447         180,508           548,111          492,780

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES............         147,913         137,137           422,930          374,787

DEPRECIATION AND AMORTIZATION EXPENSE...................           3,623           3,299            10,564            8,920
                                                              ----------      ----------       -----------      -----------
Income from operations .................................          42,911          40,072           114,617          109,073

OTHER INCOME AND (EXPENSE):
  Floorplan interest expense, excludes manufacturer
    interest assistance.................................          (4,811)         (5,082)          (16,493)         (13,814)
  Other interest expense, net...........................          (3,915)         (2,424)           (8,618)          (7,615)
  Other expense, net....................................             (18)            (80)             (107)            (190)
                                                              ----------      ----------       -----------      -----------

INCOME BEFORE INCOME TAXES..............................          34,167          32,486            89,399           87,454

PROVISION FOR INCOME TAXES..............................          12,473          12,345            32,909           32,683
                                                              ----------      ----------       -----------      -----------

NET INCOME..............................................      $   21,694      $   20,141       $    56,490      $    54,771
                                                              ==========      ==========       ===========      ===========

EARNINGS PER SHARE:
  Basic.................................................      $     0.96      $     0.88       $      2.51      $      2.38
  Diluted...............................................      $     0.92      $     0.84       $      2.42      $      2.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................................      22,642,168      23,018,226        22,499,158       23,013,492
  Diluted...............................................      23,611,631      24,026,015        23,299,130       24,222,717

   The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                             NINE MONTHS ENDED
                                                                                             -----------------
                                                                                               SEPTEMBER 30,
                                                                                               -------------
                                                                                            2003           2002
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................         $   56,490      $  54,771
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...............................................             10,564          8,920
    Deferred income taxes.......................................................              7,167          5,087
    Provision for doubtful accounts and uncollectible notes.....................               (146)           687
    Loss on sale of assets......................................................                164            102
    Gain on sale of franchises..................................................                 --           (414)
    Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
       Contracts-in-transit and vehicle receivables.............................             43,683        (15,678)
       Accounts receivable......................................................             (4,463)          (764)
       Inventories..............................................................             59,539        (23,188)
       Prepaid expenses and other assets........................................             (1,007)        (7,190)
       Floorplan notes payable..................................................           (112,214)        32,634
       Accounts payable, accrued expenses and deferred revenues.................             12,697          4,155
                                                                                         ----------      ---------
          Total adjustments.....................................................             15,984          4,351
                                                                                         ----------      ---------
                  Net cash provided by operating activities.....................             72,474         59,122
                                                                                         ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable.................................................             (3,570)        (8,079)
   Collections on notes receivable..............................................              1,027            978
   Purchases of property and equipment..........................................            (23,999)       (30,472)
   Proceeds from sales of property and equipment................................             10,925          1,028
   Proceeds from sales of franchises............................................              7,414          7,430
   Cash paid in acquisitions, net of cash received..............................            (22,889)       (78,517)
                                                                                         ----------      ---------
                  Net cash used by investing activities.........................            (31,092)      (107,632)
                                                                                         ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings on revolving credit facility.......................           (185,242)        64,230
   Principal payments of long-term debt.........................................               (787)        (1,600)
   Repurchase of senior subordinated notes......................................                 --         (6,800)
   Proceeds from issuance of senior subordinated notes..........................            143,480             --
   Proceeds from issuance of common stock to benefit plans, including tax
    benefit.....................................................................              9,088          9,043
   Repurchase of common stock, amounts based on settlement date.................             (4,756)       (11,082)
                                                                                         ----------      ---------
                  Net cash (used) provided by financing activities..............            (38,217)        53,791
                                                                                         ----------      ---------

NET INCREASE IN CASH ...........................................................              3,165          5,281

CASH, beginning of period.......................................................             24,333         16,861
                                                                                         ----------      ---------
CASH, end of period.............................................................         $   27,498      $  22,142
                                                                                         ==========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for-
   Interest.....................................................................         $   30,209      $  20,668
   Taxes........................................................................         $   14,959      $  21,931

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

         Interim Financial Information

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Due to seasonality and other factors, the results of operations for the interim periods are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

         Had compensation expense for the stock incentive and employee stock purchase plans been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     ------------------          -----------------
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                        -------------              -------------
                                                                      2003        2002           2003        2002
                                                                      ----        ----           ----        ----
                                                                    (dollars in thousands, except per share amounts)
Net income as reported...........................................   $ 21,694   $  20,141       $  56,490   $  54,771
Add: Stock-based employee compensation expense included in
 reported net income, net of related tax effects.................         --          --              --         120
Deduct: Total stock-based employee compensation expense
 determined under fair value based method for all awards, net of
 related tax effects.............................................     (1,050)     (1,535)         (2,711)     (3,829)
                                                                    --------   ---------       ---------   ---------

Pro forma net income.............................................   $ 20,644   $  18,606       $  53,779   $  51,062
                                                                    ========   =========       =========   =========
Pro forma earnings per share:
 Basic - as reported.............................................   $   0.96   $    0.88       $    2.51   $    2.38
 Basic - pro forma...............................................   $   0.91   $    0.81       $    2.39   $    2.22
 Diluted - as reported...........................................   $   0.92   $    0.84       $    2.42   $    2.26
 Diluted - pro forma.............................................   $   0.87   $    0.77       $    2.31   $    2.11

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

         While the Company is not an obligor under the vehicle service contracts it currently sells, it was an obligor under vehicle service contracts previously sold in two states. These contracts were sold to our retail vehicle customers with terms, typically, ranging from two to seven years. The purchase price paid by the customer, net of the fee the Company receives, was remitted to an administrator. The administrator set the pricing at a level adequate to fund expected future claims and their profit. Additionally, the administrator purchases insurance to further secure its ability to pay the claims under the contracts. The Company can become liable if the administrator and the insurance company are unable to fund future claims. Though the Company has never had to fund any claims related to these contracts, and reviews the credit worthiness of the administrator and the insurance company, it is unable to estimate the maximum potential claim exposure, but believes there will not be any future obligation to fund claims on the contracts. The Company's revenues related to these contracts were deferred at the time of sale and recognized over the life of the contracts. The amounts deferred are presented on the face of the balance sheets as deferred revenues from vehicle service contract sales.

         Income Taxes

         The Company operates in nine different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company's effective tax rate will vary based on the proportion of taxable income generated in each state.

         Recent Accounting Pronouncements

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities, which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The interpretation is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company is currently analyzing the impact this interpretation will have on its consolidated results of operations and its financial position, with respect to entities acquired before February 1, 2003.

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

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     ------------------         -----------------
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                        -------------             -------------
                                                                      2003         2002         2003         2002
                                                                      ----         ----         ----         ----
Common stock issued, beginning of period.........................  23,454,046   23,125,031   23,183,226   23,029,853
  Weighted average common stock issued-
     Employee Stock Purchase Plan................................      55,397       30,842      101,850       67,648
     Stock options exercised.....................................      77,941        5,009      242,718      259,436
  Less: Weighted average treasury shares held and weighted
   average shares repurchased and cancelled .....................    (945,216)    (142,656)  (1,028,636)    (343,445)
                                                                   ----------   ----------   ----------   ----------

Shares used in computing basic earnings per share................  22,642,168   23,018,226   22,499,158   23,013,492

  Dilutive effect of stock options, net of assumed repurchase of
   treasury stock................................................     969,463    1,007,789      799,972    1,209,225
                                                                   ----------   ----------   ----------   ----------

Shares used in computing diluted earnings per share..............  23,611,631   24,026,015   23,299,130   24,222,717
                                                                   ==========   ==========   ==========   ==========

4. BUSINESS COMBINATIONS AND DISPOSITIONS:

         During the first nine months of 2003, the Company purchased seven automobile dealership franchises in New Orleans and Oklahoma, opened a new add-point Ford dealership in Pensacola, Florida and completed a market consolidation project in conjunction with DaimlerChrysler's Alpha Initiative in Dallas, Texas. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $22.9 million in cash, net of cash received, the assumption of an estimated $38.5 million of inventory financing and the assumption of $4.8 million of notes payable. The consolidated balance sheet includes preliminary allocations of the purchase price for all of the acquisitions, and the allocations are subject to final adjustment. These allocations resulted in recording approximately $7.0 million of franchise value intangible assets and $6.1 million of goodwill.

         Included in the acquisitions discussed above, the Company purchased three automobile dealership franchises from Robert E. Howard II, a director of the Company, and sold one automobile dealership franchise to a company owned by Mr. Howard. The Company acquired Ford, Lincoln and Mercury franchises, with $131.2 million in annual revenues, and sold a Mercedes-Benz franchise, with $47.4 million in annual revenues. In completing the acquisitions, the aggregate consideration paid by the Company consisted of $12.7 million of cash, net of cash received and the assumption of approximately $22.9 million of inventory financing. The Company received $7.4 million in cash from the sale of the Mercedes-Benz dealership franchise and related assets, including goodwill of approximately $3.6 million. The Company believes the sale of the Mercedes-Benz dealership was at fair market value. The proceeds received exceeded the Company's basis in the dealership by approximately $1.3 million. This excess sales price over cost was recorded as a reduction of the cost basis in the newly acquired Ford, Lincoln and Mercury dealerships. Additionally, the outstanding inventory financing for the Mercedes-Benz dealership was assumed by a company owned by Mr. Howard. As a result of the two transactions described above, the Company's goodwill was reduced by $3.5 million and its intangible asset for franchise value increased $0.5 million.

5. SENIOR SUBORDINATED NOTES:

         During August 2003, the Company issued 8 1/4% Senior Subordinated Notes due 2013 (the "8 1/4% Notes") with a face amount of $150.0 million. The 8 1/4% Notes pay interest semi-annually on February 15 and August 15, each year beginning February 15, 2004. The 8 1/4% Notes have the following redemption provisions:

                  - The Company, before August 15, 2006, may redeem up to $52.5 million of the 8 1/4% Notes with the proceeds of certain public offerings of common stock at a redemption price of 108.250% of the principal amount plus accrued interest.

                  - The Company may redeem all or a portion of the 8 1/4% Notes prior to August 15, 2008, at a redemption price equal to the principal amount plus a make-whole premium to be determined, plus accrued interest.

                  - The Company may redeem all or a portion of the 8 1/4% Notes at redemption prices of 104.125%, 102.750%, 101.375% and 100.000% of the principal amount plus accrued interest during the twelve-month periods beginning August 15, 2008, 2009, 2010 and 2011 and thereafter, respectively.

         The 8 1/4% Notes are jointly and severally and fully and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company, other than certain minor subsidiaries (the "Subsidiary Guarantors"). All of the Subsidiary Guarantors are wholly-owned subsidiaries of the Company. Additionally, the 8 1/4% Notes are subject to various covenants, including financial ratios, and other requirements that must be maintained by the Company.

         The Company's 10 7/8% Senior Subordinated Notes due 2009 (the "Notes") pay interest semi-annually on March 1 and September 1, each year. The Company intends to redeem all or part of the Notes at a redemption price of 105.438% of the principal amount plus accrued interest on the initial redemption date of March 1, 2004. The Notes are jointly and severally and fully and unconditionally guaranteed, on an unsecured senior subordinated basis, by all of the Subsidiary Guarantors. Additionally, the Notes are subject to various covenants, including financial ratios, and other requirements that must be maintained by the Company.

6. FLOORPLAN NOTES PAYABLE AND LONG-TERM DEBT:

         During June 2003, the Company completed an amendment to its existing $900.0 million credit facility and completed a new arrangement with Ford Motor Credit Company. The two facilities provide the Company with $1.075 billion of borrowing capacity.

         The amendment to the existing credit facility extended the term until June 2006 and provides $775.0 million of financing, consisting of two tranches:
75% of the facility is for floorplan financing (the "Floorplan Tranche") and 25% is for working capital and acquisition financing (the "Acquisition Tranche"). The Acquisition Tranche bears interest at a rate of LIBOR plus a margin varying between 175 and 325 basis points, determined based on a ratio of debt to equity. The Floorplan Tranche bears interest at rates of LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. Other than the changes in the maturity date and the total amount available to be borrowed, there were no significant changes in the provisions of the agreement.

         Simultaneous with the amendment of the above described credit facility, the Company entered into a separate floorplan financing arrangement with Ford Motor Credit Company to provide financing for its entire Ford, Lincoln and Mercury new vehicle inventory. The arrangement provides for up to $300.0 million of financing for the inventory at an interest rate of Prime plus 100 basis points minus certain incentives and matures in June 2006. The Company expects the net cost of these borrowings, after all incentives, to approximate the floorplan cost under the $775.0 million credit facility.

7. COMPREHENSIVE INCOME:

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     ------------------         -----------------
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                        -------------             -------------
                                                                      2003         2002         2003         2002
                                                                      ----         ----         ----         ----
                                                                                (dollars in thousands)
Net income.......................................................  $   21,694   $   20,141   $   56,490   $   54,771
Other comprehensive income (loss):
    Change in fair value of interest rate swaps, net of tax......         580       (1,630)       1,617       (2,770)
                                                                   ----------   ----------   ----------   ----------

Comprehensive income ............................................  $   22,274   $   18,511   $   58,107   $   52,001
                                                                   ==========   ==========   ==========   ==========

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

         The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company's Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state action and the defendants have requested that the Texas Supreme Court review that decision on appeal. On August 25, 2003, the Texas Supreme Court requested briefing in the state cases. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. Mediation has begun and has resulted in a settlement proposal from the plaintiff class representatives to the defendant dealers, including the Company's Texas dealership subsidiaries. The Company has not yet accepted or declined this proposal. While the Company does not believe this litigation will have a material adverse effect on its financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

         In addition to the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management's opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the response to Part I, Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

         We are a leading operator in the $1 trillion automotive retailing industry. Through a series of acquisitions, we operate 116 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 27 collision service centers.

         The following table sets forth our brand diversity, based on new vehicle retail unit sales, and the number of franchises we own:

                  NINE MONTHS ENDED SEPTEMBER 30, 2003
                  ------------------------------------
                  ACTUAL NUMBER          PERCENTAGE OF                 NUMBER OF
                     OF NEW                TOTAL NEW               FRANCHISES OWNED
     BRAND        VEHICLES SOLD          VEHICLES SOLD          AS OF OCTOBER 31, 2003
     -----        -------------          -------------          ----------------------
Ford...........       17,708                  23.3%                       14
Toyota.........       15,720                  20.7                         9
Honda..........        6,386                   8.4                         5
Nissan.........        6,298                   8.3                        10
Dodge..........        5,161                   6.8                         9
Chevrolet......        4,847                   6.4                         5
Lexus..........        3,751                   4.9                         2
Mitsubishi.....        2,140                   2.8                         7
Jeep...........        1,978                   2.6                         7
GMC............        1,711                   2.2                         4
Chrysler.......        1,633                   2.1                         7
Infiniti.......        1,464                   1.9                         1
Acura..........        1,294                   1.7                         2
Mazda..........          856                   1.1                         2
Lincoln........          706                   0.9                         5
Pontiac........          603                   0.8                         4
Subaru.........          539                   0.7                         1
Audi...........          520                   0.7                         1
Mercury........          516                   0.7                         6
Buick..........          431                   0.6                         4
BMW............          391                   0.5                         2
Volkswagen.....          282                   0.4                         1
Hyundai........          270                   0.4                         1
Cadillac.......          259                   0.3                         2
Mercedes-Benz..          216                   0.3                         1
Porsche........          124                   0.2                         1
Kia............          114                   0.1                         1
Hummer.........           95                   0.1                         1
Scion..........           56                   0.1                       N/A
Other..........           48                   0.0                         1
                      ------                 -----                       ---
     TOTAL.....       76,117                 100.0%                      116
                      ======                 =====                       ===

         The following table sets forth our geographic diversity, based on new vehicle retail unit sales, and the number of dealerships and franchises we own:

                   PERCENTAGE OF OUR
                      NEW VEHICLE
                      RETAIL UNITS       AS OF OCTOBER 31, 2003
                  SOLD DURING THE NINE   ----------------------
                      MONTHS ENDED        NUMBER OF    NUMBER OF
 MARKET AREA       SEPTEMBER 30, 2003    DEALERSHIPS  FRANCHISES
 -----------      --------------------   -----------  ----------
Oklahoma.......          14.3%               10           20
New England....          12.7                10           13
Houston........          12.5                 7            6
California.....          12.1                 7            7
Florida........           7.8                 4            4
Austin.........           7.6                 6            9
West Texas.....           6.9                 7           14
New Orleans....           6.4                 7           10
Atlanta........           6.0                 6            8
Dallas.........           6.0                 4            7
Beaumont.......           3.3                 2           10
Albuquerque....           3.2                 3            7
Denver.........           1.2                 1            1
                        -----                --          ---
   TOTAL.......         100.0%               74          116
                        =====                ==          ===

         We have diverse sources of automotive retailing revenues, including: new car sales, new truck sales, used car sales, used truck sales, manufacturer remarketed vehicle sales, parts sales, service sales, collision repair service sales, financing fees, vehicle service contract fees, insurance fees and after-market product sales. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Finance and insurance revenues include fees from arranging financing, vehicle service and insurance contracts, net of a provision for anticipated chargebacks.

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

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NEW VEHICLE DATA

(dollars in thousands,                                                                     PERCENT
except per unit amounts)                            2003         2002         INCREASE      CHANGE
                                                    ----         ----         --------      ------
Retail unit sales...........................         28,477        27,994           483       1.7%
Retail sales revenues.......................    $   772,632   $   739,193   $    33,439       4.5%
Gross profit (1)............................    $    56,618   $    52,881   $     3,737       7.1%
Average gross profit per retail unit sold...    $     1,988   $     1,889   $        99       5.2%
Gross margin (1)............................            7.3%          7.2%          0.1%

----------
  (1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. Interest assistance varies with changes in interest rates and will impact gross margin.

USED VEHICLE DATA

(dollars in thousands,                                                        INCREASE/     PERCENT
except per unit amounts)                            2003          2002       (DECREASE)      CHANGE
                                                    ----          ----       ----------      ------
Retail unit sales...........................         16,521        18,194        (1,673)     (9.2)%
Wholesale unit sales........................         11,985        10,926         1,059       9.7%

Retail sales revenues.......................    $   230,978    $  255,228    $  (24,250)     (9.5)%
Wholesale sales revenues....................         69,102        58,574        10,528      18.0%
                                                -----------    ----------    ----------
   Total revenues...........................    $   300,080    $  313,802    $  (13,722)     (4.4)%

Total gross profit..........................    $    25,279    $   25,885    $     (606)     (2.3)%
Total gross margin (1)......................            8.4%          8.2%          0.2%

Average gross profit per retail unit
   sold (2).................................    $     1,530    $    1,423    $      107       7.5%
Retail gross margin (1).....................           10.9%         10.1%          0.8%

Wholesale gross loss .......................    $    (2,271)   $   (2,223)   $      (48)     (2.2)%
Average wholesale sales gross loss per
   wholesale unit sold......................    $      (189)   $     (203)   $       14       6.9%
Wholesale gross margin .....................           (3.3)%        (3.8)%         0.5%

-----------
  (1) Total gross margin equals total gross profit divided by total revenues. Retail gross margin equals total gross profit, which includes wholesale gross loss, divided by retail sales revenues. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

  (2) Average gross profit per retail unit sold equals total gross profit, which includes wholesale gross loss, divided by retail unit sales. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

PARTS AND SERVICE DATA

                                                                              INCREASE/     PERCENT
(dollars in thousands)                              2003          2002       (DECREASE)      CHANGE
                                                    ----          ----        --------       ------
Sales revenues..............................    $   121,792    $  108,295    $   13,497       12.5%
Gross profit................................    $    67,564    $   60,444    $    7,120       11.8%
Gross margin................................           55.5%         55.8%         (0.3)%

FINANCE AND INSURANCE DATA

(dollars in thousands,                                                        INCREASE/     PERCENT
except per unit amounts)                            2003          2002       (DECREASE)      CHANGE
                                                    ----          ----       ----------      ------
Retail new and used unit sales..............         44,998        46,188        (1,190)     (2.6)%
Retail finance fees.........................    $    17,111    $   16,577    $      534       3.2 %
Vehicle service contract fees...............         17,170        14,201         2,969      20.9 %
Other finance and insurance revenues........         10,705        10,520           185       1.8 %
                                                -----------    ----------    ----------
   Total finance and insurance revenues.....    $    44,986    $   41,298    $    3,688       8.9 %
Finance and insurance, net per retail
 unit sold..................................    $     1,000    $      894    $      106      11.9 %

SAME STORE REVENUES COMPARISON (1)

                                                                              INCREASE/     PERCENT
(dollars in thousands)                              2003          2002       (DECREASE)      CHANGE
                                                    ----          ----        --------       ------
New vehicle retail sales....................    $   638,690    $  668,024    $  (29,334)      (4.4)%
Used vehicle retail sales...................        201,440       235,578       (34,138)     (14.5)%
Used vehicle wholesale sales................         59,019        53,306         5,713       10.7 %
Parts and service sales.....................        106,166        97,929         8,237        8.4 %
Retail finance fees.........................         14,271        14,644          (373)      (2.5)%
Vehicle service contract fees...............         12,683        13,125          (442)      (3.4)%
Other finance and insurance revenues, net...          6,996         8,390        (1,394)     (16.6)%
                                                -----------    ----------    ----------
   Total same store revenues................    $ 1,039,265    $1,090,996    $  (51,731)      (4.7)%

----------
  (1) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUES. Revenues increased $36.9 million, or 3.1%, to $1,239.5 million for the three months ended September 30, 2003, from $1,202.6 million for the three months ended September 30, 2002. The growth in total revenues came from acquisitions, which were partially offset by a same store revenues decline of $51.7 million.

         New vehicle revenues increased $33.4 million, as acquired operations offset a same store revenues decline of $29.3 million. The same store revenues decreased, reflecting a less robust vehicle market for the three months ended September 30, 2003, particularly with respect to our Ford and Mitsubishi dealerships and our Toyota dealerships in Houston.

         Our used vehicle retail revenues decreased $24.3 million as revenues from acquired operations were offset by a $34.1 million decline in our same store sales. The same store sales decline was due to continued high levels of manufacturer incentives on new vehicle sales, which reduced the price difference to the customer between a late-model used vehicle and a new vehicle, thus switching more customers to new vehicles. Used vehicle wholesale sales increased $10.5 million as the decline in used vehicle retail sales required us to wholesale more used vehicles to keep inventory turns on target and inventory levels in line with expected retail sales volumes.

         The increase in parts and service revenues of $13.5 million included a same store revenues increase of $8.2 million. The same store revenues increase was driven by increased customer-pay parts and service sales and wholesale parts sales.

         Retail finance fee revenues increased $0.5 million, with a $0.4 million same store decrease partially offsetting the revenues contributed by acquisitions. The same store decline was caused primarily by a decline in retail unit sales.

         Vehicle service contract fee revenues increased $3.0 million, with same store sales decreasing $0.4 million. During the three months ended September 30, 2003, revenues recognized related to contracts requiring revenue deferral over the life of the contracts increased $1.6 million. The same store decline is due to the decline in retail unit sales, partially offset by increased revenues per unit sold. The increased revenues per unit sold was driven by increased sales training and our customers' increased ability and willingness to finance vehicle service contract purchases due to the low interest rates available.

         Other finance and insurance revenues increased $0.2 million, with same store sales declining $1.4 million. The same store decreases were caused primarily by the decline in retail unit sales and a decline in the sales of insurance contracts, as we emphasized the sales of products with a higher value to the customer.

         GROSS PROFIT. Gross profit increased $13.9 million, or 7.7%, to $194.4 million for the three months ended September 30, 2003, from $180.5 million for the three months ended September 30, 2002. The increase was attributable to an increase in gross margin to 15.7% for the three months ended September 30, 2003, from 15.0% for the three months ended September, 2002, and increased revenues derived from acquisitions.

         The gross margin increased as higher margin parts and service, and finance and insurance revenues increased as a percentage of total revenues, and increased gross margins on new and used vehicle sales, plus increased finance and insurance revenues, per retail unit sold, offset the slight decline in the parts and service gross margin.

         Our new vehicle gross profit per retail unit sold increased to $1,988 for the three months ended September 30, 2003, from $1,889 for the three months ended September 30, 2002. This increase is partially attributable to a $0.4 million adjustment to our valuation reserves on new vehicle inventory. The adjustment was made after a thorough analysis of our new vehicle inventory, and as we were able to reduce the days supply of inventory to 62 days at September 30, 2003, from 83 days at June 30, 2003. In reducing the inventory to our targeted levels we incurred $1.5 million in losses, which were previously reserved. The gross margin on new retail vehicle sales increased to 7.3% from 7.2%, primarily due to the valuation reserve adjustment, partially offset by an increase in the average selling price of vehicles sold.

         Our used vehicle gross profit per retail unit sold increased to $1,530 for the three months ended September 30, 2003, from $1,423 for the three months ended September 30, 2002. The increase per retail unit sold and the increase in our used vehicle retail gross margin improved primarily due to increased gross margins in the Austin and Florida markets. Our wholesale losses increased slightly as we wholesaled more vehicles in light of the decline in the used vehicle retail sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10.8 million, or 7.9%, to $147.9 million for the three months ended September 30, 2003, from $137.1 million for the three months ended September 30, 2002. The increase was primarily attributable to the additional operations acquired. Selling, general and administrative expenses increased slightly as a percentage of gross profit to 76.1% from 76.0% due primarily to below expected operating performance in our Atlanta operations. Excluding the gross profit and selling, general and administrative expenses of our Atlanta operations, our selling, general and administrative expenses as a percentage of gross profit would have been consistent when comparing the three months ended September 30, 2003, to the three months ended September 30, 2002.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $1.2 million, or 16.0%, to $8.7 million for the three months ended September 30, 2003, from $7.5 million for the three months ended September 30, 2002. The increase was due to an increase in the average balance of debt outstanding, partially offset by lower interest rates. During October 2001, we completed a $98.5 million stock offering and initially used the proceeds to pay down borrowings under our credit facility, which resulted in a lower average balance of debt outstanding during the three months ended September 30, 2002. By the end of

2002, we had reborrowed the amounts used to pay down the floorplan portion of our credit facility. During August 2003, we completed an offering of $150.0 million of senior subordinated notes bearing interest at 8 1/4%. The proceeds from the offering have initially been used to pay down borrowings under our credit facility, which had an average interest rate of 2.25% during the three months ended September 30, 2003. Additionally, we have increased floorplan borrowings outstanding due to acquisitions completed during the past twelve months. During the three months ended September 30, 2003, there was an approximately 70 basis point reduction in our average floorplan financing rate as compared to the three months ended September 30, 2002.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NEW VEHICLE DATA

                                                                         INCREASE/    PERCENT
(dollars in thousands,                          2003          2002       (DECREASE)    CHANGE
except per unit amounts)                     ----------    ----------    ---------    -------
Retail unit sales .........................      76,117        72,249        3,868      5.4%
Retail sales revenues .....................  $2,059,840    $1,907,248    $ 152,592      8.0%
Gross profit (1) ..........................  $  150,814    $  142,979    $   7,835      5.5%
Average gross profit per retail unit sold..  $    1,981    $    1,979    $       2      0.1%
Gross margin (1) ..........................         7.3%          7.5%        (0.2)%

----------
(1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. Interest assistance varies with changes in interest rates and will impact gross margin.

USED VEHICLE DATA

                                                             INCREASE/    PERCENT
(dollars in thousands,               2003          2002      (DECREASE)   CHANGE
except per unit amounts)          ---------     ---------    ---------    -------
Retail unit sales .............      49,000        50,574       (1,574)     (3.1)%
Wholesale unit sales ..........      32,796        29,834        2,962       9.9 %

Retail sales revenues .........   $ 687,132     $ 703,869    $ (16,737)     (2.4)%
Wholesale sales revenues ......     195,551       165,673       29,878      18.0 %
                                  ---------     ---------    ---------
   Total revenues .............   $ 882,683     $ 869,542    $  13,141       1.5 %

Total gross profit ............   $  77,583     $  75,287    $   2,296       3.0 %
Total gross margin (1) ........        8.8 %          8.7%         0.1%

Average gross profit per retail
  unit sold (2) ...............   $   1,583     $   1,489    $      94       6.3 %
Retail gross margin (1) .......        11.3%         10.7%         0.6%

Wholesale gross loss ..........   $  (6,281)    $  (4,945)   $  (1,336)    (27.0)%
Average wholesale gross loss
  per wholesale unit sold .....   $    (192)    $    (166)   $     (26)    (15.7)%
Wholesale gross margin ........        (3.2)%        (3.0)%       (0.2)%

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

PARTS AND SERVICE DATA

                                                                       INCREASE/    PERCENT
(dollars in thousands)                         2003          2002      (DECREASE)    CHANGE
                                             ---------    ---------    ---------    -------
Sales revenues...........................    $ 349,184    $ 295,497    $  53,687       18.2%
Gross profit.............................    $ 194,260    $ 165,035    $  29,225       17.7%
Gross margin.............................         55.6%        55.8%        (0.2)%

FINANCE AND INSURANCE, NET

(dollars in thousands,                                                              PERCENT
except per unit amounts)                       2003          2002      INCREASE     CHANGE
                                             ---------    ---------    ---------    -------
Retail new and used unit sales...........      125,117      122,823        2,294        1.9%
Retail finance fees......................    $  48,474    $  44,349    $   4,125        9.3%
Vehicle service contract fees............       47,804       38,016        9,788       25.7%
Other finance and insurance revenues.....       29,176       27,114        2,062        7.6%
                                            ----------    ---------    ---------
   Total finance and insurance revenues..    $ 125,454    $ 109,479    $  15,975       14.6%
Finance and insurance, net per
  retail unit sold.......................    $   1,003    $     891    $     112       12.6%

SAME STORE REVENUES COMPARISON (1)

                                                                           INCREASE/     PERCENT
(dollars in thousands)                           2003          2002        (DECREASE)     CHANGE
                                             -----------    -----------    ----------    -------
New vehicle retail sales.................    $ 1,647,182    $ 1,765,804    $ (118,622)      (6.7)%
Used vehicle retail sales................        577,874        652,516       (74,642)     (11.4)%
Used vehicle wholesale sales.............        162,236        152,828         9,408        6.2 %
Parts and service sales..................        286,004        270,064        15,940        5.9 %
Retail finance fees......................         38,807         40,956        (2,149)      (5.2)%
Vehicle service contract fees............         33,559         34,923        (1,364)      (3.9)%
Other finance and insurance revenues, net         18,879         22,113        (3,234)     (14.6)%
                                             -----------    -----------    ----------
   Total same store revenues.............    $ 2,764,541    $ 2,939,204    $ (174,663)      (5.9)%

----------

(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUES. Revenues increased $235.4 million, or 7.4%, to $3,417.2 million for the nine months ended September 30, 2003, from $3,181.8 million for the nine months ended September 30, 2002. The growth in total revenues came from acquisitions, which were partially offset by a same store revenues decline of $174.7 million.

         New vehicle revenues increased $152.6 million, as acquired operations offset a same store revenues decline of $118.6 million. The same store revenues decreased, reflecting a less robust vehicle market for the nine months ended September 30, 2003, particularly with respect to our Ford and Mitsubishi dealerships and our Toyota dealerships in Houston.

         Our used vehicle retail revenues decreased $16.7 million as revenues from acquired operations were offset by a $74.6 million decline in our same store sales. The same store sales decline was due to high levels of manufacturer incentives on new vehicle sales, which reduced the price difference to the customer between a late-model used vehicle and a new vehicle, thus switching more customers to new vehicles. Used vehicle wholesale sales increased $29.9 million as the decline in used vehicle retail sales required us to wholesale more used vehicles to keep inventory turns on target and inventory levels in line with expected retail sales volumes.

         The increase in parts and service revenues of $53.7 million included a same store revenues increase of $15.9 million. The same store revenues increase was driven by increased customer-pay parts and service sales and wholesale parts sales, partially offset by reduced warranty sales.

         Retail finance fee revenues increased $4.1 million, with a $2.1 million same store decrease partially offsetting the revenues contributed by acquisitions. The same store decline was caused primarily by the decline in retail unit sales which was partially offset by the impact of a favorable interest rate environment.

         Vehicle service contract fee revenues increased $9.8 million, with same store sales decreasing $1.4 million. During the nine months ended September 30, 2003, revenues recognized related to contracts requiring revenue deferral over the life of the contracts increased approximately $4.6 million. The same store decline is due to the decline in retail unit sales, partially offset by increased revenues per unit sold. The increased revenues per unit sold was driven by the receipt of increased annual incentives on vehicle service contract sales, increased sales training and our customers' increased ability and willingness to finance vehicle service contract purchases due to the low interest rates available.

         Other finance and insurance revenues increased $2.0 million, with same store sales decreasing $3.2 million. The same store decline was caused primarily by the decline in retail unit sales.

         GROSS PROFIT. Gross profit increased $55.3 million, or 11.2%, to $548.1 million for the nine months ended September 30, 2003, from $492.8 million for the nine months ended September 30, 2002. The increase was attributable to an increase in gross margin to 16.0% for the nine months ended September 30, 2003, from 15.5% for the nine months ended September 30, 2002, and increased revenues derived from acquisitions.

         The gross margin increased as higher margin parts and service, and finance and insurance revenues increased as a percentage of total revenues, and increased finance and insurance revenues, per retail unit sold, offset the decline in the new gross margin.

         Although our new vehicle gross profit per retail unit sold remained consistent with the prior year, the gross margin on new retail vehicle sales declined to 7.3% from 7.5%, primarily due to an increase in the average selling price of vehicles sold.

         Our used vehicle gross profit per retail unit sold increased to $1,583 for the nine months ended September 30, 2003, from $1,489 for the nine months ended September 30, 2002. The increase per retail unit sold and the increase in our used vehicle retail gross margin improved primarily due to increased gross margins in the Florida and Oklahoma markets. Our wholesale losses increased as we wholesaled more vehicles in light of the decline in the used vehicle retail sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $48.1 million, or 12.8%, to $422.9 million for the nine months ended September 30, 2003, from $374.8 million for the nine months ended September 30, 2002. The increase was primarily attributable to the additional operations acquired. Selling, general and administrative expenses increased as a percentage of gross profit to 77.2% from 76.1% due primarily to below expected operating performance in our Atlanta and Dallas operations, and adjustments to variable selling expenses lagging the decline in sales volume.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $3.7 million, or 17.3%, to $25.1 million for the nine months ended September 30, 2003, from $21.4 million for the nine months ended September 30, 2002. The increase was due to an increase in the average balance of debt outstanding, partially offset by lower interest rates. During October 2001, we completed a $98.5 million stock offering and initially used the proceeds to pay down borrowings under our credit facility, which resulted in a lower average balance of debt outstanding during the nine months ended September 30, 2002. By the end of 2002, we had reborrowed the amounts used to pay down the floorplan portion of our credit facility. During August 2003, we completed an offering of $150.0 million of senior subordinated notes bearing interest at 8 1/4%. The proceeds from the offering have initially been used to pay down borrowings under our credit facility, which had an average interest rate of 2.25% during the three months ended September 30, 2003. Additionally, we have increased floorplan borrowings outstanding due to acquisitions completed during the past twelve months and higher overall inventory levels. During the nine months ended September 30,

2003, there was an approximately 60 basis point reduction in our average floorplan financing rate as compared to the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand; cash from operations; our credit facilities, which provide floorplan, working capital and acquisition financing; and future equity and debt offerings.

CASH FLOWS

         Total cash at September 30, 2003, was $27.5 million.

         OPERATING ACTIVITIES. During the first nine months of 2003, we generated $72.5 million of cash flow from operations, primarily driven by net income plus depreciation and amortization.

         INVESTING ACTIVITIES. During the first nine months of 2003, we used approximately $31.1 million in investing activities. We paid $24.0 million for purchases of property and equipment, of which $16.0 million was used for the purchase of land and construction of facilities for new or expanded operations. We received $10.9 million in proceeds from the sales of property and equipment. We have used $22.9 million in the acquisitions of seven franchises and received $7.4 million from the sale of one franchise, for which no gain was recognized.

         FINANCING ACTIVITIES. During the first nine months of 2003, we used approximately $38.2 million in financing activities, primarily to pay down the floorplan portion of our revolving credit facility utilizing cash flows from operations, until the amounts are needed to finance other corporate activities. The proceeds from our offering of 8 1/4% senior subordinated notes were also utilized to pay down borrowings under our revolving credit facility. We intend to use a portion of the proceeds from our 8 1/4% senior subordinated notes offering to retire all of our 10 7/8% senior subordinated notes due 2009, on March 1, 2004, the initial redemption date.

         WORKING CAPITAL. At September 30, 2003, we had working capital of $280.4 million, which is approximately $190 million higher than we believe we need to operate our business. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flows, coupled with borrowing capacity under our credit facility, to fund our current operations, capital expenditures and acquisitions budgeted for 2003. If our capital expenditure or acquisition plans, as outlined below, change, we may need to access the private or public capital markets to obtain additional funding.

CREDIT FACILITIES

         During June 2003, we completed an amendment to our existing $900.0 million credit facility and completed a new arrangement with Ford Motor Credit Company. The two facilities provide us with $1.075 billion of borrowing capacity.

         The amendment to our existing credit facility extended the term until June 2006 and provides $775.0 million of financing, consisting of two tranches:
75% of the facility is for floorplan financing (the "Floorplan Tranche") and 25% is for working capital and acquisition financing (the "Acquisition Tranche"). The Acquisition Tranche, which bears interest at a rate of LIBOR plus a margin varying between 175 and 325 basis points, determined based on a ratio of debt to equity, totals $193.8 million and, as of October 30, 2003, $189.7 million was available, after deducting $4.1 million for outstanding letters of credit, to be drawn for working capital, acquisition or floorplan financing. At September 30, 2003, there was $212.0 million outstanding under the Floorplan Tranche, which bears interest at rates of LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. Other than the changes in the maturity date and the total amount available to be borrowed, there were no significant changes in the provisions of the agreement.

         Simultaneous with the amendment of the above described credit facility, we entered into a separate floorplan financing arrangement with Ford Motor Credit Company to provide financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The arrangement provides for up to $300.0 million of financing for the inventory at an interest rate of Prime plus 100 basis points minus certain incentives and matures in June 2006. We expect the net cost of these borrowings, after all incentives, to approximate our floorplan cost under the $775.0 million credit facility. At September 30, 2003, there was $176.6 million outstanding under this floorplan financing arrangement. This floorplan financing arrangement matures in June 2006.

         On July 25, 2003, one of our interest rate swaps, with a notional amount of $100.0 million, reached its termination date. As such, at this time, we have one interest rate swap outstanding, with a notional amount of $100.0 million that converts the interest rate on a portion of our floorplan borrowings from the 30-day LIBOR-based rate to a fixed rate of 3.75% plus the applicable spread.

SENIOR SUBORDINATED NOTES OFFERING

         During August 2003, we completed a private offering of $150.0 million of 8 1/4% senior subordinated notes due 2013. Net proceeds from the offering were $143.5 million and were used to temporarily pay down floorplan borrowings under our credit facilities, currently bearing interest at 2.25%. We intend to use the proceeds for general corporate purposes, including the retirement of $74.3 million of our outstanding 10 7/8% senior subordinated notes on March 1, 2004, the initial redemption date at a price of approximately $79.5 million, before accrued interest. During October 2003, we filed an exchange offer to exchange the outstanding 8 1/4% senior subordinated notes for new notes with substantially identical terms that have been registered under the Securities Act of 1933 and are freely tradeable.

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

ACQUISITIONS AND ACQUISITION FINANCING

         Our acquisition target for 2004 is to complete platform and tuck-in acquisitions that have approximately $1 billion in annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, borrowings under our credit facility and debt or equity offerings. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions.

STOCK REPURCHASE

         In February 2003, the board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to use a percentage of our cumulative net income to repurchase stock and pay dividends. During the first nine months of 2003 we repurchased approximately 181,000 shares for approximately $4.8 million. As of September 30, 2003, $20.2 million remained under the board of directors' authorization. However, due to the completion of our 8 1/4% senior subordinated notes offering in August 2003, which is currently our most limiting agreement with respect to stock repurchases, our debt agreements limited our capacity to repurchase stock to $10.2 million as of September 30, 2003.

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

         Since December 31, 2002, our variable rate floorplan notes payable have decreased due to decreases in inventory levels and the use of proceeds from our August 2003 8 1/4% senior subordinated notes offering to pay down borrowings under our credit facility. A 100 basis point increase in interest rates would have increased floorplan interest expense approximately $4.5 million for the nine-month period ended September 30, 2003, before the impact of our interest rate swaps. We have had no other significant balances outstanding under variable rate borrowing agreements.

         At times, we have used interest rate swaps to reduce our exposure to interest rate fluctuations. Currently, we have one interest rate swap outstanding, with a notional amount of $100.0 million that converts 30-day LIBOR to a fixed rate. Another swap, with a notional amount of $100.0 million, expired at the end of July 2003. As the swaps hedged our floorplan interest rate exposure, the impact on interest expense is included in floorplan interest expense in our statements of operations. A 100 basis point increase in interest rates would have reduced the cost of our swaps and, thus, would have reduced our floorplan interest expense by $1.3 million for the nine-month period ended September 30, 2003.

         The net result on floorplan interest expense of a 100 basis point increase in interest rates would have been an increase of $3.2 million for the nine months ended September 30, 2003, after combining the increase in expense on our borrowings and the decrease in expense from our swaps.

         Additionally, we receive floorplan interest assistance from the majority of our manufacturers. This assistance, which has ranged from approximately 80% to 160% of our floorplan interest expense over the past three years, totaled $20.5 million during the first nine months of 2003 and $20.4 million during the first nine months of 2002. We treat this interest assistance as a purchase discount, and reflect it as a reduction of new vehicle cost of sales as new vehicles are sold. Approximately half of the assistance we receive varies with changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

         - the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

         - the Company's disclosure controls and procedures were effective to ensure such information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

         The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of our Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state action and the defendants have requested that the Texas Supreme Court review that decision on appeal. On August 25, 2003, the Texas Supreme Court requested briefing in the state cases. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. Mediation has begun and has resulted in a settlement proposal from the plaintiff class representatives to the defendant dealers, including our Texas dealership subsidiaries. We have not yet accepted or declined this proposal. While we do not believe this litigation will have a material adverse effect on our financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

         In addition to the foregoing cases, there are currently no legal proceedings pending against or involving us that, in our opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS:

         4.1 Subordinated Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to
              Exhibit 4.6 of the Company's Registration Statement on Form S-4 Registration No. 333-109080).

         4.2 First Supplemental Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-4 Registration No. 333-109080).

         4.3  Form of Subordinated Debt Securities (Included in Exhibit 4.2).

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

         31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

B. REPORTS ON FORM 8-K:

         On October 30, 2003, the Company filed a Current Report on Form 8-K reporting under items 7 and 12.

         On October 14, 2003, the Company filed a Current Report on Form 8-K reporting under items 5 and 7.

         On October 8, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

         On September 19, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

         On September 2, 2003, the Company filed a Current Report on Form 8-K reporting under Item 12.

         On August 27, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

         On August 11, 2003, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7.

         On August 4, 2003, the Company filed a Current Report on Form 8-K reporting under Item 12.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Group 1 Automotive, Inc.

October 31, 2003              By: /s/ Scott L. Thompson
----------------                  --------------------------------------------
Date Scott L. Thompson, Executive Vice President, Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

A. EXHIBITS:

         4.1 Subordinated Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to
              Exhibit 4.6 of the Company's Registration Statement on Form S-4 Registration No. 333-109080).

         4.2 First Supplemental Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-4 Registration No. 333-109080).

         4.3  Form of Subordinated Debt Securities (Included in Exhibit 4.2).

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