Form 10-K
period 2003-12-31
GROUP 1 AUTOMOTIVE INC
filed 2004-03-11
CIK 1031203

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

        Registrant's telephone number including area code (713) 647-5700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class               Name of exchange on which Registered
       -------------------               ------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE          NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: $604.2 million.

         As of March 1, 2004, there were 22.6 million shares of our common stock, par value $.01 per share, outstanding.

         Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 19, 2004, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS


PART I      .....................................................................................................    5

Item 1.     Business.............................................................................................    5

Item 2.     Properties...........................................................................................   22

Item 3.     Legal Proceedings....................................................................................   22

Item 4.     Submission of Matters to a Vote of Security Holders..................................................   22

PART II     .....................................................................................................   23

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................................   23

Item 6.     Selected Financial Data..............................................................................   24

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations................   25

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk...........................................   39

Item 8.     Financial Statements and Supplementary Data..........................................................   40

Item 9.     Changes in and Disagreements on Accounting and Financial Disclosure..................................   40

Item 9A.    Controls and Procedures..............................................................................   40

PART III    .....................................................................................................   40

Item 10.    Directors and Executive Officers of the Registrant...................................................   40

Item 11.    Executive Compensation...............................................................................   40

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......   40

Item 13.    Certain Relationships and Related Transactions.......................................................   40

Item 14.    Principal Accountant Fees and Services...............................................................   40

PART IV     .....................................................................................................   40

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................   40

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

     -   inventory levels

     -   year-end used vehicle valuation reserves

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

     -   regulatory environment, adverse legislation or unexpected litigation

     - our principal automobile manufacturers, especially Toyota / Lexus, Ford, DaimlerChrysler, General Motors and Nissan / Infiniti may not continue to produce or make available to us vehicles that are in high demand by our customers

     - requirements imposed on us by our manufacturers may limit our acquisitions and affect capital expenditures related to our dealership facilities

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

     -   our estimation of the realizable value of our inventories may be high

     -   insurance costs could increase significantly

     - we may not achieve expected sales volumes from the new franchises granted to us

     - we may not obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect

         The information contained in this annual report, including the information set forth under the heading "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies factors that could affect our operating results and performance. We urge you to carefully consider those factors.

         All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Group 1 Automotive, Inc. ("Group 1," the "Company," "we" or "us") is a leading operator in the $1 trillion automotive retailing industry. Through a series of acquisitions, we operate 122 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts.

OPERATING STRATEGY

         We follow an operating strategy that focuses on decentralized management of locally branded dealership operations, expansion of higher margin businesses, superior customer service, effective asset management, development of human capital and technology initiatives.

         During the last five years we estimate that our parts and service operations contributed approximately 41% of our pretax income; finance and insurance operations contributed approximately 27% of our pretax income; new vehicle operations contributed approximately 17% of our pretax income; and used vehicle operations contributed approximately 15% of our pretax income. During 2003, we achieved an operating margin of 3.3%. Since our inception in 1997, our annual operating margin has ranged between 2.8% and 3.4%.

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

                               PERCENTAGE OF OUR
                                  NEW VEHICLE
                                 RETAIL UNITS
                            SOLD DURING THE TWELVE                  AS OF MARCH 1, 2004
                                MONTHS ENDED            ------------------------------------------------
     MARKET AREA              DECEMBER 31, 2003         NUMBER OF DEALERSHIPS       NUMBER OF FRANCHISES
--------------------------------------------------------------------------------------------------------
Oklahoma..............             14.3%                         13                         22
Houston...............             12.7                           7                          6
New England...........             12.7                          10                         13
California............             11.9                           7                          7
Central Texas.........              7.6                           7                          9
Florida...............              7.6                           4                          4
West Texas............              6.9                           8                         15
New Orleans...........              6.6                           7                         10
Atlanta...............              6.0                           6                          8
Dallas................              6.0                           4                          7
Beaumont..............              3.3                           2                         10
Albuquerque...........              3.2                           3                          7
Denver................              1.2                           1                          1
New Jersey............                -                           3                          3
                            ------------------------------------------------------------------
   TOTAL..............            100.0%                         82                        122
                            ==================================================================

         EXPAND HIGHER MARGIN ACTIVITIES. We focus on expanding our higher margin businesses such as used vehicle retail sales, sales of replacement parts, maintenance and repair services and arranging financing, vehicle service and insurance contracts. While each of our local operations conducts business in a manner consistent with its specific market's characteristics, they also pursue an integrated companywide strategy designed to grow each of these higher margin businesses to enhance profitability and stimulate internal growth. With a competitive advantage in sourcing used vehicle inventory and synergies from new vehicle operations, new vehicle franchises are especially well positioned to compete in the used vehicle market. In addition, each of our dealerships offers an integrated parts and service department, which provides an important source of recurring higher margin revenues. We also have the opportunity on each sale of a new or used vehicle to generate incremental revenues from arranging finance and lease contracts, vehicle service contracts and insurance policies.

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

         ASSET MANAGEMENT. We monitor our inventory levels and sales. We target a 60-day new vehicle inventory supply and a 30-day used vehicle inventory supply. We monitor our investments in parts and receivables to maximize our financial results. We allocate capital among competing investment opportunities in the entire company based on expected returns on invested capital.

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

DEALERSHIP OPERATIONS

         Each of our local operations has an established management structure that promotes and rewards entrepreneurial spirit, and the achievement of team goals. The general manager of each dealership is ultimately responsible for the operation, personnel and financial performance of the dealership. The general manager is complemented with a management team consisting of new vehicle sales, used vehicle sales, parts and service and finance and insurance managers. Each dealership is operated as a distinct profit center, in which dealership general managers are given a high degree of autonomy. The general manager and the other members of the dealership management team are generally long-time members of their local communities and are typically best able to conduct day-to-day operations based on their experience in, and familiarity with, the local market. On a monthly basis, each of our local operations is compared to its monthly operating forecast, and our other dealerships. Key financial information and customer satisfaction data is also analyzed by corporate management and followed up as necessary.

         NEW VEHICLE SALES. We currently represent 30 American, Asian and European brands of economy, family, sports and luxury cars, light trucks and sport utility vehicles. The following table sets forth the brands and number of new vehicles we sold at retail during 2003, and the number of franchises, of each of the manufacturers that we currently represent:

                                YEARS ENDED DECEMBER 31, 2003
                             -------------------------------------
                             ACTUAL NUMBER           PERCENTAGE OF            NUMBER OF
                                 OF NEW                TOTAL NEW           FRANCHISES OWNED
        BRAND                VEHICLES SOLD           VEHICLES SOLD       AS OF MARCH 1, 2004
        -----                -------------           -------------       -------------------
Ford.................           22,676                   22.7%                   14
Toyota / Scion.......           20,894                   20.9                     9
Nissan...............            8,336                    8.3                    10
Honda................            8,019                    8.0                     6
Dodge................            7,102                    7.1                     9
Chevrolet............            6,430                    6.4                     7
Lexus................            5,259                    5.3                     2
Jeep.................            2,696                    2.7                     7
Mitsubishi...........            2,647                    2.7                     6
GMC..................            2,227                    2.2                     4
Chrysler.............            2,181                    2.2                     7
Infiniti.............            1,897                    1.9                     1
Acura................            1,762                    1.8                     2
Mazda................            1,081                    1.1                     2
Lincoln..............            1,006                    1.0                     6
Pontiac..............              759                    0.8                     4
Mercury..............              713                    0.7                     7
Subaru...............              705                    0.7                     1
Audi.................              703                    0.7                     1
Buick................              564                    0.6                     4
BMW..................              539                    0.5                     2
Cadillac.............              351                    0.4                     2
Volkswagen...........              341                    0.3                     2
Hyundai..............              332                    0.3                     1
Mercedes-Benz........              272                    0.3                     2
Porsche...............             158                    0.2                     1
Kia...................             131                    0.1                     1
Hummer................             129                    0.1                     1
Isuzu.................              38                    0.0                     1
Other.................              23                    0.0                     -
                             ---------                --------            ---------
     TOTAL............          99,971                  100.0%                  122
                             =========                ========            =========

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

         We acquire substantially our entire new vehicle inventory from our manufacturers and do not have a cost advantage in purchasing new vehicle inventory from them. Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility. At times, the manufacturers offer incentives to the dealerships to achieve new vehicle sales goals set by them. These incentives are recorded as a reduction of new vehicle cost of sales as the vehicles are sold. We also receive interest assistance from several of our manufacturers. This assistance has ranged from approximately 80% to 160% of our total floorplan interest expense over the past three years. During 2003, we recognized $27.4 million of assistance, which we accounted for as a vehicle purchase price discount and reflected as a reduction of cost of sales in the income statement as vehicles were sold.

         USED VEHICLE SALES. We sell used vehicles at each of our franchised dealerships. Sales of used vehicles are a significant source of profit for the dealerships. Used vehicles sold at retail typically generate higher gross margins than new vehicles because of their limited comparability and the subjective nature of their valuation, which is dependent on a vehicles age, mileage and condition, among other things. Valuations will also vary based on supply and demand factors, the level of new vehicle incentives, the availability of retail finance and general economic conditions. We intend to grow our used vehicle retail sales operations by maintaining a high-quality inventory, providing competitive prices, offering vehicle service contracts for our used vehicles and continuing to promote used vehicle sales.

         At times, manufacturer incentives, including below-market retail financing rates on new vehicles, can result in used vehicle buyers switching from the used vehicle market to the new vehicle market. This results in a lower sales volume of used vehicles and a higher sales volume of new vehicles. For example, during 2002 and 2003, we experienced a decline in same store used vehicle retail sales due to high levels of manufacturer incentives on new vehicle sales. The incentives resulted in a reduction of the price difference to the customer between a late model used vehicle and a new vehicle, thus driving more customers to new vehicles.

         Profits from sales of used vehicles depend primarily on the dealerships' ability to obtain a high-quality supply of used vehicles and effectively manage that inventory. Our new vehicle operations provide the used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, which are the best sources of high-quality used vehicles. The dealerships supplement their used vehicle inventory with used vehicles purchased at auctions and from wholesalers.

         Each of our dealerships generally maintains a 30-days supply of used vehicles, and offers to other dealers and wholesalers used vehicles that they do not retail to customers. Sales to other dealers or wholesalers are frequently close to, or below, our cost and therefore negatively affect our gross margin on used vehicle sales. Vehicles may be transferred among our dealerships, on a local basis, to provide balanced inventories of used vehicles at each of our dealerships.

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

     (4) the availability of manufacturer certification programs for our used vehicles; and

     (5) access to a large number of finance sources to arrange financing for our customers.

         PARTS AND SERVICE SALES. We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships, primarily for the vehicle brands sold at that dealership. We perform both warranty and non-warranty service work. During 2003 warranty work accounted for approximately 17% of our parts, service and collision service revenues. Additionally, our parts and service departments perform used vehicle reconditioning and new vehicle preparation services. The profits from these services are realized when the vehicles are sold to third parties. We also currently own 29 collision service centers.

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

         FINANCE AND INSURANCE SALES. Finance and insurance ("F&I") revenues consist primarily of fees for arranging financing, vehicle service and insurance contracts. The dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of insurance in connection with the financing of vehicle sales. We provide advanced F&I training to our F&I personnel.

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

         At the time of a new vehicle sale, the dealerships offer vehicle service contracts to supplement the manufacturer warranty. Additionally, the dealerships sell vehicle service contracts for used vehicles as the manufacturer warranty period may have ended. Our dealerships sell service contracts of third party vendors and our manufacturers, for which they receive a fee upon the sale of the contract and are typically assessed a chargeback against a portion of the fee if the contract is terminated prior to its scheduled maturity. In administrator-obligor states, which are states where a third party, not our dealerships, has all responsibility for claims made on the contract, we recognize the expected net fee as revenue at the time we complete the sale of the contract, as the dealership has no future liability. In dealer-obligor states, which are states where our dealership has responsibility for claims made on the contract if the administrator is unable to fulfill its obligation, the fees and related direct costs are deferred and recognized over the life of the contracts. Due to a change in state law during 2002, we no longer sell dealer-obligor contracts as none of the states we currently operate in are dealer-obligor states. We expect the deferred revenues related to previously sold contracts, and the associated deferred costs, to be recognized over the next four years.

         The dealerships also offer selected types of insurance products to customers who arrange the financing of their vehicle purchases through the dealerships. The dealerships sell credit life insurance policies to these customers, providing for repayment of the vehicle loan if the obligor dies while the loan is outstanding. The dealerships also sell accident and disability insurance policies, which provide payment of the monthly loan obligations during a period in which the obligor is disabled. The dealerships sell this insurance through third party vendors and we own a company that reinsures the policies. As such, we defer all of the revenues and direct costs related to the sales of these policies and recognize them over the life of the policies. Additionally, the dealerships sell a gap insurance product that, if the customer's loan balance is greater than the value of the vehicle, will pay the difference if the vehicle is stolen or damaged beyond repair. The dealerships sell the gap insurance products of third party vendors, for which they receive a fee upon the sale of the contract and are typically assessed a chargeback against a portion of the fee if the contract is terminated prior to its scheduled maturity.

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

         Over the past five years, we have purchased 79 dealership franchises with annual revenues of approximately $2.5 billion, disposed of 22 dealership franchises with annual revenues of approximately $277.2 million and been granted 12 new dealership franchises by the manufacturers. Our acquisition target for 2004 is to complete platform and tuck-in acquisitions of dealerships that have approximately $1 billion in annual revenues.

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

         RECENT ACQUISITIONS AND DISPOSITIONS. During 2003 we acquired, or were granted by the manufacturers, a total of 10 franchises. Also, we completed a market consolidation project in conjunction with DaimlerChrysler's Alpha Initiative in Dallas, Texas. We completed tuck-in acquisitions of eight franchises, consisting of Ford, Lincoln and Mercury in Oklahoma City, Dodge, Lincoln, Mercury and Mitsubishi in New Orleans and Chevrolet in Lubbock, Texas. These tuck-in acquisitions have annual revenues of approximately $309.3 million. The aggregate consideration paid in completing all of the 2003 acquisitions included approximately $35.4 million in cash and the assumption of approximately $52.7 million of inventory financing.

         Additionally, we were granted Lincoln and Mercury franchises in Oklahoma City by the manufacturers during 2003, at no cost to us, and began operations during 2003. During 2003 we opened a new add-point Ford dealership in Pensacola, Florida that was previously granted to us.

         Included in the acquisitions discussed above, are three franchises purchased from Robert E. Howard II, one of our directors. Additionally, we sold one franchise to a company owned by Mr. Howard. We acquired Ford, Lincoln and Mercury franchises, with $131.2 million in annual revenues, and sold a Mercedes-Benz franchise, with $47.4 million in annual revenues. All of the franchises are located in Oklahoma City. In completing the acquisitions, the aggregate consideration paid by us consisted of $12.7 million of cash, net of cash received and the assumption of approximately $22.9 million of inventory financing. We received $7.4 million in cash from the sale of the Mercedes-Benz dealership franchise and related assets, which exceeded our basis in the dealership by approximately $1.3 million. This excess sales price over cost was recorded as a reduction of the cost basis in the newly acquired Ford, Lincoln and Mercury dealerships. Additionally, the outstanding inventory financing for the Mercedes-Benz dealership was assumed by Mr. Howard.

         During 2003, we disposed of three dealership franchises in Massachusetts, Oklahoma and Texas, with annual revenues of approximately $76.5 million. We realized no gain or loss on the Massachusetts and Texas disposals. The Oklahoma transaction was the sale of the Mercedes-Benz franchise to Mr. Howard discussed in the preceding paragraph.

         Since December 31, 2003, we have completed acquisitions of four franchises. One of the acquisitions, with three franchises, is a new platform in New Jersey. The other franchise was acquired in a tuck-in acquisition, and will complement platform operations in Central Texas. The aggregate consideration paid in completing these acquisitions was approximately $38.6 million in cash, net of cash received, 54,372 shares of common stock and the assumption of $29.8 million of inventory financing.

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

         In the new vehicle market, our dealerships compete with other franchised dealerships in their marketing areas. We also compete for vehicle sales with auto brokers and leasing companies, and with Internet companies that provide customer referrals to other dealerships or who broker vehicle sales between customers and other dealerships. Our dealerships do not have any cost advantage in purchasing new vehicles from the manufacturers, and typically rely on advertising and merchandising, sales expertise, service reputation and location of the dealership to sell new vehicles.

         In the used vehicle market, our dealerships compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies and private parties for supply and resale of used vehicles.

         In the parts and service market, our dealerships compete against franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service center chains and independent repair shops for non-warranty repair and routine maintenance business. The dealerships compete with other automobile dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in parts and service sales are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer's brands and models, and price. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships' prices.

         In arranging financing for our customers' vehicle purchases, we compete with a broad range of financial institutions. In addition, financial institutions are now offering F&I products through the Internet, which may reduce our profits on these items. We believe that the principal competitive factors in providing financing are convenience, interest rates and flexibility in contract length.

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

RELATIONSHIPS AND AGREEMENTS WITH OUR MANUFACTURERS

         The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2003 that accounted for 10% or more of our new vehicle retail unit sales:

                                                    PERCENTAGE OF OUR
                                                       NEW VEHICLE
                                                      RETAIL UNITS
                                                 SOLD DURING THE TWELVE
                                                      MONTHS ENDED
                MANUFACTURER                        DECEMBER 31, 2003
                ------------                        -----------------
Toyota / Lexus ..............................            26.2%
Ford.........................................            25.5%
DaimlerChrysler..............................            12.3%
General Motors...............................            10.5%
Nissan / Infiniti...........................             10.2%

         Each of our dealerships operates under a franchise agreement with one of our manufacturers (or authorized distributors). Under our dealership franchise agreements, the manufacturers exert considerable influence over the operations of our dealerships. Each of the franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management. While we believe we will be able to renew all of our franchise agreements, we cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. Our franchise agreements do not give us the exclusive right to sell a manufacturer's product within a given geographic area.

         Our agreements with our manufacturers impose a number of restrictions on our operations, including our ability to make acquisitions and obtain financing, and on our management and ownership of our common stock. For a description of these restrictions, please read "--Risk Factors."

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

         Our financing activities with our customers are subject to federal truth in lending, consumer leasing and equal credit opportunity regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of certain licenses, assessment of criminal and civil fines and penalties, and in certain instances, create a private cause of action for individuals. We believe that our dealerships comply substantially with all laws and regulations affecting their business and do not have any material liabilities under such laws and regulations.

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

         As with automobile dealerships generally, and parts, service and collision service center operations in particular, our business involves the generation, use, handling, storage, transport and disposal of hazardous or toxic substances or wastes. Operations involving the management of hazardous and nonhazardous wastes are subject to the requirements of the federal Resource

Conservation and Recovery Act ("RCRA") and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for storage, treatment, and disposal of regulated wastes with which we must comply.

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

         In September 2001, we responded to a request for information from the U.S. Environmental Protection Agency ("EPA") regarding materials sent by one of our dealerships to the R&H Oil Company site in Bexar County, Texas, which site currently has been proposed for inclusion on the EPA's National Priorities List of Superfund sites. Our dealership apparently is one of some 300 or more parties that may have contributed materials to the R&H site. We have received no response from the EPA since our September 2001 correspondence. Our records indicate that this dealership sent one 50-gallon barrel of used oil to the R&H site. In other matters, five of our dealerships, as well as approximately 2,000 other parties, were notified in late December 2001, by the Georgia Department of Natural Resources ("GDNR") of their identification as potentially responsible parties ("PRPs") with respect to the M&J Solvents site in Atlanta, Georgia, which is on the agency's Hazardous Site Inventory list. The GDNR has completed its delineation of contamination at the M&J Solvents site and is currently preparing a report summarizing the results of the field investigation. We received no response from the GDNR in follow-up to the initial notifications made in December 2001. No further response is required from us with respect to either of these matters at this time.

         In January 2003, we, along with some 100 other parties, received a letter from a private party who is seeking all of our participation in a voluntary mediation with the EPA and the U.S. Department of Justice regarding the remedial liabilities of PRPs at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. During 2003, we joined some 42 other parties in a group that entered into negotiations with the EPA and DOJ regarding potential liability for costs of remediating contamination and natural resource damages at this Superfund site. Currently, negotiations between the parties are at an advanced stage, with both sides having exchanged proposals for resolving this matter. Based on the most recent set of proposals exchanged, we believe our pro rata share of any settlement would be no higher than $61,000. However, because no agreement has yet been reached between the parties, we cannot make any assurances at this time as to our potential liability with respect to this matter.

         During the last week of December 2001, the Miller dealerships (together with all other new car dealerships in the State of California) received a 60-Day Notice of Intent to Sue ("Notice") from Citizens for Responsible Business, Inc. ("CFRB") under California's Proposition 65. The Notice alleged that the dealerships exposed its employees and customers to a variety of harmful chemicals without furnishing them with prior notice that those chemicals may cause cancer, birth defects or other reproductive harm. Proposition 65 is codified in California's Health & Safety Code, Sections 25249.5, et seq. On January 28, 2002, California's Attorney General's Office sent a letter to CFRB's attorneys, challenging their Notice on the basis that CFRB had no apparent substantiation of its various contentions. CFRB thereafter complied with the Attorney General's request for substantiation by providing 14 binders of studies and test data, after which CFRB received a letter of September 25, 2002, from the Attorney General's Office, confirming that CFRB could proceed with its action. Thereafter, in December, 2002, CFRB sent a new round of 60-Day notices under Proposition 65 to all California dealers, including the Miller dealerships. Nonetheless, despite CFRB's issuance of notice in December 2002, we were not served with a lawsuit by CFRB during 2003.

         Further, the Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws prohibit discharges of pollutants into regulated waters without authorized National Pollution Discharge Elimination System (NPDES) and similar state permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill prevention, control and countermeasure ("SPCC") plans. Currently, we are evaluating and, as necessary, updating or otherwise implementing a number of our SPCC plans to satisfy amended regulations that take effect in 2004. Some of our operations involving the release of emissions, such as spray painting activities, are also subject to regulation under the Clean Air Act and comparable state and local requirements. We believe we are in substantial compliance with these water and air related laws and regulations.

EMPLOYEES

         As of December 31, 2003, we employed approximately 7,400 people, of whom approximately 890 were employed in managerial positions, 2,290 were employed in non-managerial vehicle sales department positions, 3,290 were employed in non-managerial parts and service department positions and 930 were employed in administrative support positions.

         We believe that our relationships with our employees are favorable. 71 of our current employees are represented by a labor union in our New Jersey operations. Because of our dependence on the manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturers' manufacturing facilities. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of the manufacturers' products may also affect us.

RISK FACTORS

         IF WE FAIL TO OBTAIN A DESIRABLE MIX OF POPULAR NEW VEHICLES FROM MANUFACTURERS OUR PROFITABILITY WILL BE NEGATIVELY AFFECTED.

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

         IF WE FAIL TO OBTAIN RENEWALS OF ONE OR MORE OF OUR FRANCHISE AGREEMENTS ON FAVORABLE TERMS OR SUBSTANTIAL FRANCHISES ARE TERMINATED, OUR OPERATIONS MAY BE SIGNIFICANTLY IMPAIRED.

         Each of our dealerships operates under a franchise agreement with one of our manufacturers (or authorized distributors). Under our dealership franchise agreements, the manufacturers exert considerable influence over the operations of our dealerships. Each of the franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management. While we believe we will be able to renew all of our franchise agreements, we cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. Our franchise agreements do not give us the exclusive right to sell a manufacturer's product within a given geographic area. As result, a manufacturer may grant another dealer a franchise, which could directly compete against us and reduce the profitability of our existing dealerships.

         MANUFACTURERS' RESTRICTIONS ON ACQUISITIONS MAY LIMIT OUR FUTURE
GROWTH.

          We must obtain the consent of the manufacturer prior to the acquisition of any of its dealership franchises. Delays in obtaining, or failing to obtain, manufacturer approvals for dealership acquisitions could adversely affect our acquisition program. Obtaining the consent of a manufacturer for the acquisition of a dealership could take a significant amount of time or might be rejected entirely. In determining whether to approve an acquisition, manufacturers may consider many factors, including the moral character and business experience of the dealership principals and the financial condition, ownership structure, customer satisfaction index scores and other performance measures of our dealerships.

         Our manufacturers attempt to measure customers' satisfaction with automobile dealerships through systems generally known as the customer satisfaction index or CSI. The manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems at any time. From time to time, we may not meet all of the manufacturers' requirements to make acquisitions. To date, we have not been materially adversely affected by these standards and have not been denied approval of any acquisition based on low CSI scores or other measures. However, we cannot assure you that all of our proposed future acquisitions will be approved.

         In addition, a manufacturer may limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. If we reach a limitation imposed by a manufacturer for a particular geographic market, we will be unable to make additional tuck-in acquisitions in that market of that manufacturer's franchises, which could limit our ability to grow in that geographic area. In addition, geographic limitations imposed by manufacturers could restrict our ability to acquire platforms whose markets overlap with those already served by us. The following is a summary of the restrictions imposed by the manufacturers that accounted for 10% or more of our new vehicle retail unit sales in 2003.

         FORD. Ford currently limits the number of dealerships that we may own to the greater of (1) 15 Ford and 15 Lincoln and Mercury dealerships and (2) that number of Ford, Lincoln and Mercury dealerships accounting for 5% of the preceding year's total Ford, Lincoln and Mercury retail sales of those brands in the United States. Currently, we own a total of 27 Ford, Lincoln and Mercury dealership franchises and represent only approximately 0.7% of the national retail sales of Ford, Lincoln and Mercury for 2003. In addition, Ford limits us to one Ford dealership in a Ford-defined market area having two or less authorized Ford dealerships and one-third of Ford dealerships in any Ford-defined market area having more than three authorized Ford dealerships. In many of its dealership franchise agreements Ford has the right of first refusal to acquire, subject to applicable state law, a Ford franchised dealership when its ownership changes. Currently, Ford is emphasizing increased sales performance from all of its franchised dealers, including our Ford dealerships. To this end, Ford has requested that we focus on the performance of owned dealerships as opposed to acquiring additional Ford dealerships. We intend to comply with this request.

         TOYOTA / LEXUS. Toyota restricts the number of dealerships that we may own and the time frame over which we may acquire them. Under Toyota's standard Multiple Ownership Agreement, we may acquire additional dealerships, over a minimum of seven semi-annual periods, up to a maximum number of dealerships equal to 5% of Toyota's aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota dealerships that we may acquire in any Toyota-defined region and "Metro" market, as well as any contiguous market. We may acquire only four primary Lexus dealerships or six outlets nationally, including only two Lexus dealerships in any one of the four Lexus geographic areas. Our Lexus companion dealership located south of Houston is not considered by Lexus to be a primary Lexus dealership for purposes of the restriction on the number of Lexus dealerships we may acquire. Currently, we own nine Toyota and two primary Lexus dealership franchises. We represented approximately 1.3% of the national retail sales of Toyota for 2003.

         GENERAL MOTORS. General Motors, or GM currently evaluates our acquisitions of GM dealerships on a case-by-case basis. GM, however, limits the maximum number of GM dealerships that we may acquire at any time to 50% of the GM dealerships, by franchise line, in a GM-defined geographic market area. Currently, we own 22 GM dealership franchises and could acquire approximately 6,800 GM dealership franchises nationally, dependent upon franchise line and restrictions within particular GM-defined geographic market areas. Additionally, our current agreement with GM does not include Saturn dealerships and our future acquisition of a Saturn dealership will be subject to GM approval on a case-by-case basis.

         DAIMLERCHRYSLER. Currently, we have no agreement with Chrysler restricting our ability to acquire Chrysler dealerships. However, we are in discussions with them regarding the creation of a framework agreement that has similar terms and conditions to our other agreements. Chrysler has advised us that in determining whether to approve an acquisition of a Chrysler dealership, Chrysler considers the number of Chrysler dealerships the acquiring company already owns. Chrysler currently carefully considers, on a case-by-case basis, any acquisition that would cause the acquiring company to own more than 10 Chrysler dealerships nationally, six in the same Chrysler-defined zone and two in the same market. Our agreement with Mercedes-Benz, in addition to limitations on the number of dealership franchises in particular metropolitan markets and regions, limits us to a maximum of the greater of four Mercedes-Benz dealership franchises or the number of dealership franchises that would account for up to 3% of the preceding year's total Mercedes-Benz retail sales. Currently, we own 23 Chrysler and two Mercedes-Benz dealership franchises.

         NISSAN / INFINITI. Nissan currently limits the number of dealerships that we may own up to a maximum number of dealerships that would equal 5% of Nissan's (or Infiniti's as applicable) aggregate national annual vehicle registrations. In addition, Nissan restricts the number of dealerships that we may own in any Nissan defined region to 20% of the aggregate regional registrations for the applicable area. Currently we own 10 Nissan franchises and one Infiniti franchise, and represent only approximately 1.2% and 1.6% of the national vehicle registrations for Nissan and Infiniti, respectively.

         MANUFACTURERS' RESTRICTIONS COULD NEGATIVELY IMPACT OUR ABILITY TO OBTAIN CERTAIN TYPES OF FINANCINGS.

         Provisions in our agreements with our manufacturers may restrict, in the future, our ability to obtain certain types of financing. A number of our manufacturers prohibit pledging the stock of their franchised dealerships. For example, our agreement contains provisions prohibiting pledging the stock of our GM franchised dealerships. Our agreement with Ford permits pledging our Ford franchised dealerships' stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to our March 1999 and August 2003, senior subordinated notes offerings and the subsidiary guarantees of those notes. Certain of our manufacturers require us to meet certain financial ratios, which, if we fail to meet these ratios the manufacturers may reject proposed acquisitions, and may give them the right to purchase their franchises for fair value.

         CERTAIN RESTRICTIONS RELATING TO OUR MANAGEMENT AND OWNERSHIP OF OUR COMMON STOCK COULD DETER PROSPECTIVE ACQUIRERS FROM ACQUIRING CONTROL OF US AND ADVERSELY AFFECT OUR ABILITY TO ENGAGE IN EQUITY OFFERINGS.

          As a condition to granting their consent to our previous acquisitions and our initial public offering, some of our manufacturers have imposed other restrictions on us. These restrictions prohibit, among other things:

     - any one person, who in the opinion of the manufacturer is unqualified to own its franchised dealership or has interests incompatible with the manufacturer, from acquiring more than a specified percentage of our common stock (ranging from 20% to 50% depending on the particular manufacturer's restrictions) and this trigger level can fall to as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest or voting rights;

     - certain material changes in our business or extraordinary corporate transactions such as a merger or sale of a material amount of our assets;

     - the removal of a dealership general manager without the consent of the manufacturer; and

     -   change in control of our Board of Directors or change in management.

         Our manufacturers may also impose additional restrictions on us in the future. If we are unable to comply with these restrictions, we generally must sell the assets of the dealerships to the manufacturer or to a third party acceptable to the manufacturer, or terminate the dealership agreements with the manufacturer, which may have a material adverse effect on us.

         IF MANUFACTURERS DISCONTINUE SALES INCENTIVES AND OTHER PROMOTIONAL PROGRAMS, OUR RESULTS OF OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

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

         OUR RELATIONSHIP WITH OUR MANUFACTURERS IMPOSES A NUMBER OF RESTRICTIONS ON OUR OPERATIONS, WHICH MAY REQUIRE US TO DIVERT FINANCIAL RESOURCES FROM USES THAT MANAGEMENT BELIEVES MAY BE OF BETTER VALUE TO US.

         Our manufacturer agreements specify that, in certain situations, we cannot operate a dealership franchised by another manufacturer in the same building as that manufacturer's franchised dealership. In addition, some manufacturers, like GM, are in the process of realigning their franchised dealerships along defined "channels," such as combining Pontiac, Buick and GMC in one dealership location. As a result, GM, as well as other manufacturers, may require us to move or sell some dealerships.

         Our manufacturers generally require that the dealership premises meet defined image standards and may direct us to implement costly capital improvements to dealerships as a condition for renewing certain franchise agreements. All of these requirements could impose significant capital expenditures on us in the future.

         Pursuant to the automobile dealership franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain minimum working capital, as determined by the manufacturers. This requirement could require us to utilize available capital to maintain the working capital levels of our dealerships at manufacturer-required levels.

         OUR SUCCESS DEPENDS UPON THE CONTINUED VIABILITY AND OVERALL SUCCESS OF THE MANUFACTURERS OF THE VEHICLES THAT EACH OF OUR DEALERSHIPS SELLS.

         Demand for our manufacturers' vehicles as well as the financial condition, management, marketing, production and distribution capabilities of our manufacturers affect our business. Our Toyota / Lexus, Ford, DaimlerChrysler, GM and Nissan / Infiniti dealerships represented approximately 84.7% of our 2003 total new vehicle retail sales. Although we have attempted to lessen our dependence on any one manufacturer by buying dealerships representing a number of different domestic and foreign manufacturers, events such as labor disputes and other production disruptions that may adversely affect a manufacturer may also adversely affect us. Similarly, the late delivery of vehicles from manufacturers, which sometimes occurs during periods of new product introductions, can lead to reduced sales during those periods. Moreover, any event that causes adverse publicity involving any of our manufacturers may have an adverse effect on us regardless of whether such event involves any of our dealerships. Additionally, the inability of a manufacturer to continue operations will not only impact our vehicle sales and profitability, but could also result in the partial or complete impairment of intangible assets recorded, thus resulting in a write off of those assets.

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

         We currently intend to finance future acquisitions by using cash and issuing shares of common stock as partial consideration for acquired dealerships. The use of common stock as consideration for acquisitions will depend on two factors: (1) the market value of our common stock at the time of the acquisition and (2) the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or debt or equity financing, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock is depressed.

         In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, delays or other operational or financial problems. Acquisitions involve a number of special risks, including the difficulties of managing operations located in geographic areas where we have not previously operated, possible diversion of resources and management's attention, inability to retain key personnel at the acquired entity and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. Although we conduct what we believe to be a prudent level of investigation regarding the operating condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of such business assets, we may not be able to ascertain the actual value of the acquired entity.

         THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR OPERATIONS AND GROWTH.

         We depend to a large extent upon the abilities and continued efforts of our executive officers, senior management and principals of our dealerships. Furthermore, we will likely be dependent on the senior management of any dealerships acquired in the future. Effective March 31, 2004, we employ two senior executive officers, our Chairman, President and Chief Executive Officer and our Executive Vice President. Our Executive Vice President, Chief Financial Officer and Treasurer has resigned effective March 31, 2004. Our Senior Vice President, Operations died tragically in an accident in November 2003. We are currently conducting searches to replace those persons. If either of our current senior executives leave or if we fail to attract and retain other qualified employees, our business could be adversely affected.

         CHANGES IN INTEREST RATES COULD ADVERSELY IMPACT OUR PROFITABILITY.

         All of the borrowings under our credit facility bear interest based on a floating rate. A significant increase in interest rates could cause a substantial increase in our cost of borrowing. At times, we manage our exposure to interest rate volatility through the use of interest rate swaps. Please see "Quantitative and Qualitative Disclosures about Market Risk" for a discussion regarding our interest rate sensitivity.

         Additionally, a significant increase in interest rates could adversely impact our ability to arrange financing for vehicle sales at rates acceptable to our customers and the volume of fees we receive for arranging the financing.

         CHANGES IN OUR INSURANCE PROGRAMS COULD ADVERSELY IMPACT OUR PROFITABILITY.

         Automobile dealerships require insurance covering a broad variety of risks. We have insurance on our real property, comprehensive coverage for our vehicle inventory, general liability insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with vehicle sales and financing activities. Additionally, our current insurance includes umbrella policies with a $105.0 million aggregate limit, which covers losses in excess of our $1 million self-insured retention on general liability claims.

         Additionally, we retain some risk of loss under our self-insured medical and property / casualty programs. Changes in the insurance market could impact our level of retained risk and our results of operations.

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

         Our operations are subject to seasonal variations, with the second and third quarters generally contributing more operating profit than the first and fourth quarters. Three primary forces drive this seasonality: (1) manufacturer-related factors, primarily the historical timing of major manufacturer incentive programs and model changeovers, (2) weather-related factors and (3) consumer buying patterns.

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

         GOVERNMENTAL REGULATION AND ENVIRONMENTAL REGULATION COMPLIANCE COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

         We are subject to a number of regulations that affect our business, the compliance of which may impose substantial costs on us. Please see "Business - Governmental Regulations" and "Environmental Matters" for a discussion of the effect of such regulations on us.

         CHANGES IN ACCOUNTING ESTIMATES COULD ADVERSELY IMPACT OUR
PROFITABILITY.

         We are required to make estimates and assumptions in the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Critical Accounting Policies" for a discussion of what we believe are our critical accounting policies.

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

INTERNET WEB SITE AND AVAILABILITY OF PUBLIC FILINGS

         Our Internet address is www.group1auto.com. We make the following information available free of charge on our Internet Web site:

     -   Annual Report on Form 10-K

     -   Quarterly Reports on Form 10-Q

     -   Current Reports on Form 8-K

     - Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934

     -   Corporate Governance Guidelines

     -   Charters for our Audit, Compensation and Nominating/Governance
         Committees

     -   Code of Conduct for Directors, Officers and Employees

     - Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Controller and all of our financial and accounting officers.

We make our SEC filings available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make our SEC filings available via a link to our filings on the SEC Web site. The above information is available in print to anyone who requests it.

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

         The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of our Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state action and the defendants have requested that the Texas Supreme Court review that decision on appeal. On August 25, 2003, the Texas Supreme Court requested briefing in the state cases. Such briefing was completed on February 6, 2004. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. Briefing on the merits of defendants' appeal was completed on February 13, 2004. The parties participated in mediation in 2003. That mediation resulted in a settlement proposal from the plaintiff class representatives to the defendant dealers, including our Texas dealership subsidiaries. The proposal was contingent on achieving a certain minimum level of participation among the defendant dealers based on the number of transactions in which each dealer engaged. Because the participation threshold was not satisfied, the proposal failed. While we do not believe this litigation will have a material adverse effect on our financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "GPI." There were 109 holders of record of our common stock as of March 1, 2004.

         The following table presents the quarterly high and low sales prices for our common stock for 2002 and 2003, as reported on the New York Stock Exchange Composite Tape under the symbol "GPI."

                                                           HIGH           LOW
                                                           ----           ---
2002:
       First Quarter.............................         $43.69         $25.31
       Second Quarter............................          50.80          34.85
       Third Quarter.............................          38.11          22.20
       Fourth Quarter............................          24.75          18.00
2003:

       First Quarter.............................          27.35          19.91
       Second Quarter............................          33.94          20.80
       Third Quarter.............................          40.19          32.17
       Fourth Quarter............................          39.04          31.60

         We have never declared or paid dividends on our common stock. Generally, we have retained earnings to finance the development and expansion of our business. Any decision to pay dividends will be made by our Board of Directors after considering our results of operations, financial condition, capital requirements, outlook for our business, general business conditions and other factors.

         Certain provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements outside the ordinary course of business, including limitations on the payment of cash dividends and stock repurchases, which are limited to percentage of cumulative net income.

         We have entered into an agreement to purchase certain assets and assume certain liabilities of various automobile dealerships for cash and shares of our Common Stock. The following is the transaction in which stock has been issued:

                               Date Securities
Date of Agreement                  Issued                         Acquisition                     Shares
-----------------                  ------                         -----------                     ------
November 11, 2003              February 9, 2004            David Michael Motor Group               54,372

         We relied on Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), as an exemption from the registration requirements of the Securities Act relating to the issuance of the common stock in the acquisition. We believe we are justified in relying on such exemption since only one person received common stock in the transaction and such person is an "accredited investor" as defined by Regulation D.

EQUITY COMPENSATION PLANS

         Information regarding our equity compensation plans as of December 31, 2003, is disclosed in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data as of December 31, 2003, 2002, 2001, 2000 and 1999, and for the five years in the period ended December 31, 2003, have been derived from our audited financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

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

                                                                 YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                              2003          2002          2001           2000          1999
                                          ---------------------------------------------------------------------
                                                     (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues.............................    $ 4,518,560   $ 4,214,364    $ 3,996,374    $ 3,586,146   $ 2,508,324
Cost of sales........................      3,795,149     3,562,069      3,389,122      3,058,709     2,131,967
                                         -----------   -----------    -----------    -----------   -----------
   Gross profit......................        723,411       652,295        607,252        527,437       376,357
Selling, general and
   administrative expenses...........        561,698       502,732        458,546        393,679       279,791
Depreciation and amortization........         14,381        11,940         17,358         16,038        10,616
                                         -----------   -----------    -----------    -----------   -----------
   Income from operations............        147,332       137,623        131,348        117,720        85,950
Other income (expense):
   Floorplan interest expense........        (20,615)      (19,371)       (27,935)       (37,536)      (20,395)
   Other interest expense, net.......        (14,276)       (9,925)       (13,863)       (15,500)      (10,052)
   Other income (expense), net.......            631        (1,045)          (128)         1,142           186
                                         -----------   -----------    -----------    -----------   -----------
   Income before income taxes........        113,072       107,282         89,422         65,826        55,689
Provision for income taxes...........         36,946        40,217         33,980         25,014        22,174
                                         -----------   -----------    -----------    -----------   -----------
   Net income........................    $    76,126   $    67,065    $    55,442    $    40,812   $    33,515
                                         ===========   ===========    ===========    ===========   ===========
Earnings per share:
   Basic.............................    $      3.38   $      2.93    $      2.75    $      1.91   $      1.62
   Diluted...........................    $      3.26   $      2.80    $      2.59    $      1.88   $      1.55
Weighted average shares outstanding:
   Basic.............................     22,523,825    22,874,918     20,137,661     21,377,902    20,683,308
   Diluted...........................     23,346,221    23,968,072     21,415,154     21,709,833    21,558,920

                                                                   AS OF DECEMBER 31,
                                         ---------------------------------------------------------------------
                                             2003          2002          2001           2000          1999
                                         ---------------------------------------------------------------------
                                                                     (in thousands)
BALANCE SHEET DATA:
Working capital.......................   $   276,530   $   94,910     $  154,361    $    54,769      $ 80,128
Inventories, net......................       671,279      622,205        454,961        527,101       386,255
Total assets..........................     1,488,165    1,422,393      1,052,823      1,097,721       840,848
Total long-term debt, including
   current portion....................       231,088       82,847         95,584        140,067       112,188
Stockholders' equity..................       518,109      443,417        392,243        247,416       232,029
Long-term debt to capitalization......            31%          16%            20%            36%           33%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading operator in the $1 trillion automotive retailing industry. Through a series of acquisitions, we operate 122 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 29 collision service centers.

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

         Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance and utilities. We believe that a majority of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. It takes several months to adjust our cost structure when business volume changes significantly. Interest expense consists of interest charges on interest-bearing debt, which is generally based on variable rates. We receive interest assistance from several of our manufacturers. This assistance, which is reflected as a reduction of cost of sales, has ranged between 80% and 160% of floorplan interest expense over the past three years, mitigating the impact of interest rate changes on our financial results.

         We have grown our business through acquisitions. Over the past five years, we have purchased 79 dealership franchises with annual revenues of approximately $2.5 billion, disposed of 22 dealership franchises with annual revenues of approximately $277.2 million and been granted 12 new dealership franchises by the manufacturers. Our acquisition target for 2004 is to complete platform and tuck-in acquisitions of dealerships that have approximately $1 billion in annual revenues.

         CURRENT BUSINESS TRENDS

         During the last three years, new vehicle sales have ranged between 16.7 million and 17.2 million units in the United States. Industry analyst estimates for 2004 are predicting new vehicle unit sales of approximately 17 million units. The used vehicle market has been negatively impacted by aggressive manufacturer incentives on new vehicles during 2003 and 2002. We expect the used vehicle market to be stable in 2004 as we anticipate the new vehicle market improving and increases in manufacturer incentives abating. Due to the increase in vehicles in operation, and the increasing complexity of the vehicles, we expect to see growth in the parts and service market for franchised automobile dealers. We expect the interest rate environment in 2004 to be flat at the beginning of the year with minor increases in the last six months of the year.

         For a discussion of other uncertainties that may impact our business, please review the "Business-Risk Factors" section of this Form 10-K.

         RESULTS OF OPERATIONS

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)


                                                                                    INCREASE/        PERCENT
                                                     2003             2002         (DECREASE)         CHANGE
                                                     ----             ----         ----------         ------
Retail unit sales...........................         99,971           95,005           4,966            5.2 %
Retail sales revenues.......................     $2,739,315       $2,526,847       $ 212,468            8.4 %
Gross profit (1)............................     $  199,996       $  189,624       $  10,372            5.5 %
Average gross profit per retail unit sold...     $    2,001       $    1,996       $       5            0.3 %
Gross margin (1)............................            7.3 %            7.5 %          (0.2)%            -

     (1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. Interest assistance varies with changes in interest rates and will impact gross margin.

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                                  INCREASE/         PERCENT
                                                   2003             2002          (DECREASE)         CHANGE
                                                   ----             ----          -----------    -----------
Retail unit sales...........................      62,721            65,698           (2,977)          (4.5)%
Wholesale unit sales........................      43,616            39,754            3,862            9.7 %

Retail sales revenues.......................  $  884,819        $  921,359        $ (36,540)          (4.0)%
Wholesale sales revenues....................     265,187           222,529           42,658           19.2 %
                                              ----------        ----------        ---------
  Total revenues............................  $1,150,006        $1,143,888        $   6,118            0.5 %

Total gross profit..........................  $  100,412        $   96,079        $   4,333            4.5 %
Total gross margin (1)......................         8.7 %             8.4 %            0.3 %            -
Average gross profit per retail unit
   sold (2).................................  $    1,601        $    1,462        $     139           9.5  %
Retail gross margin (1).....................        11.3 %            10.4 %            0.9 %           -

Net wholesale loss..........................  $   (6,141)       $   (7,895)       $   1,754          (22.2)%
Average wholesale loss per
   wholesale unit sold......................  $     (141)       $     (199)       $      58          (29.1)%
Wholesale gross margin......................        (2.3)%            (3.5)%            1.2 %            -


     (1) Total gross margin equals total gross profit divided by total revenues. Retail gross margin equals total gross profit, which includes net wholesale loss, divided by retail sales revenues. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

     (2) Average gross profit per retail unit sold equals total gross profit, which includes net wholesale loss, divided by retail unit sales. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

PARTS AND SERVICE DATA

(dollars in thousands)

                                                                                INCREASE/        PERCENT
                                                 2003             2002         (DECREASE)         CHANGE
                                                 ----             ----         ----------         ------
Sales revenues..............................   $465,989         $402,169       $  63,820           15.9 %
Gross profit................................   $259,753         $225,132       $  34,621           15.4 %
Gross margin................................       55.7 %           56.0 %          (0.3) %           -

FINANCE AND INSURANCE DATA

(dollars in thousands,
except per unit amounts)

                                                                                                  PERCENT
                                                 2003             2002          INCREASE          CHANGE
                                                 ----             ----          --------          ------
Retail new and used unit sales..............    162,692          160,703           1,989            1.2 %
Retail finance fees.........................   $ 63,210         $ 58,869        $  4,341            7.4 %
Vehicle service contract fees...............     61,315           52,346           8,969           17.1 %
Other finance and insurance revenues........     38,725           30,245           8,480           28.0 %
                                               --------         --------        --------
  Total finance and insurance revenues......   $163,250         $141,460        $ 21,790           15.4 %
Finance and insurance revenues, per
  retail unit sold..........................   $  1,003         $    880        $    123           14.0 %

SAME STORE REVENUES COMPARISON (1)

(dollars in thousands)


                                                                                INCREASE/        PERCENT
                                                 2003             2002         (DECREASE)         CHANGE
                                                 ----             ----         ----------         ------
New vehicle retail sales.................... $2,192,028       $2,283,499        $(91,471)          (4.0)%
Used vehicle retail sales...................    741,650          838,668         (97,018)         (11.6)%
Used vehicle wholesale sales................    220,047          198,656          21,391           10.8 %
Parts and service sales.....................    380,669          357,893          22,776            6.4 %
Retail finance fees.........................     50,311           52,603          (2,292)          (4.4)%
Vehicle service contract fees...............     42,692           45,111          (2,419)          (5.4)%
Other finance and insurance
   revenues, net............................     24,377           27,978          (3,601)         (12.9)%
                                                 ------           ------          -------
     Total same store revenues.............. $3,651,774       $3,804,408       $(152,634)          (4.0)%

     (1) Includes only those dealerships owned during all of the months of both periods in the comparison.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

         OVERVIEW. Net income increased $9.0 million, or 13.4%, to $76.1 million for the year ended December 31, 2003, from $67.1 million for the year ended December 31, 2002. Diluted earnings per share increased $0.46, or 16.4%, to $3.26 from $2.80. The increase in net income and diluted earnings per share was primarily the result of the accretive impact of acquisitions, organic growth in parts and service, improved used vehicle inventory valuations, which resulted in lower expected losses being reserved, and a reduction in our tax liability as we successfully resolved certain tax contingencies. Offsetting these positives were negative new and used vehicle same store revenues, higher interest expense from our new 8 1/4% senior subordinated note issuance and very unfavorable results from our Atlanta operations.

         REVENUES. Revenues increased $304.2 million, or 7.2%, to $4,518.6 million for the year ended December 31, 2003, from $4,214.4 million for the year ended December 31, 2002. The growth in total revenues came from acquisitions, which were partially offset by a same store revenues decline of $152.6 million.

         New vehicle revenues increased $212.5 million, as acquired operations offset a same store decline of $91.5 million. The same store revenues decreased reflecting a less robust vehicle market in 2003, particularly with respect to our Ford and Mitsubishi dealerships, as these manufacturers lost market share nationally during 2003. Additionally, revenues were down at a Toyota dealership in Houston due to increased competitive pressures in that market.

         Our used vehicle retail revenues declined $36.5 million as revenues from acquired operations were offset by a $97.0 million decline in our same store sales. The same store sales decline was due primarily to high levels of manufacturer incentives on new vehicle sales, which reduced the price difference to the customer between a late model used vehicle and a new vehicle, thus switching more customers to new vehicles. Wholesale sales increased $42.7 million. The decline in retail sales required us to wholesale more vehicles to keep inventory turns on target and inventory levels in line with expected retail sales volumes.

         The increase in parts and service revenues of $63.8 million included a same store revenues increase of $22.8 million. The same store revenues increase was driven by increased customer-pay parts and service sales and wholesale parts sales, which were driven by expanded wholesale parts operations in Oklahoma City.

         Retail finance fee revenues increased $4.3 million, with a $2.3 million same store decrease partially offsetting the revenues contributed by acquisitions. The same store decline was caused primarily by a decline in retail unit sales, partially offset by the impact of a favorable interest rate environment.

         Vehicle service contract fee revenues increased $9.0 million, of which $4.6 million was from the recognition of revenues related to contracts requiring revenue deferral over the life of the contracts. During 2003 we did not sell any contracts requiring revenue and cost deferral. We expect the deferred revenues balance at December 31, 2003, and the associated deferred costs, to be recognized over the next four years. The increases were partially offset by same store sales decreases of $2.4 million. The same store decline is due to the decline in retail unit sales, partially offset by increased revenues per unit sold. The increased revenues per unit sold was driven by the receipt of increased annual incentives on vehicle service contract sales, increased sales training and our customers' increased ability and willingness to finance vehicle service contract purchases due to the low interest rates available.

         Other finance and insurance revenues increased $8.5 million, of which $4.7 million was from the recognition of revenues related to contracts requiring revenue deferral over the life of the contracts. The deferred revenues consist primarily of amounts related to sales of credit life and accident and health insurance contracts, which are reinsured by a company we own. The remainder is related to certain products sold in two platforms in prior years. The platforms did not sell a significant number of contracts requiring revenue and cost deferral during 2003, thus, we expect the majority of the remaining deferred revenues, and associated deferred costs, to be recognized over the next four years. The increases were partially offset by same store sales declines of $3.6 million. The same store decrease is driven primarily by a decline in retail unit sales.

         GROSS PROFIT. Gross profit increased $71.1 million, or 10.9%, to $723.4 million for the year ended December 31, 2003, from $652.3 million for the year ended December 31, 2002. The increase was attributable to an increase in the gross margin from 15.5% for the year ended December 31, 2002, to 16.0% for the year ended December 31, 2003, and increased revenues.

         The gross margin increased, as lower margin new and used vehicle revenues decreased as a percentage of total revenues, and finance and insurance revenues, per retail unit sold, increased.

         Although our new vehicle gross profit per retail unit remained consistent with the prior year, the gross margin on new vehicle retail sales declined to 7.3% from 7.5% due to an increase in the average selling price of vehicles sold.

         Our used vehicle gross profit per retail unit sold increased to $1,601 for the year ended December 31, 2003, from $1,462 for the year ended December 31, 2002. Our used vehicle retail gross margin increased to 11.3 % for the year ended December 31, 2003, from 10.4% for the year ended December 31, 2002. The increase per retail unit sold and the increase in the retail gross margin were due primarily to increased gross margins in the Florida market and improved used vehicle valuations at year end, which resulted in reduced valuation reserves.

         Our used vehicle inventory is required to be carried at the lower of cost or estimated market value at the end of each reporting period. Valuation reserves are provided against the inventory balance based on a detailed review of our inventory, actual subsequent sales of the inventory, our historical loss experience and our consideration of current market trends. As a result, a $1.1 million reserve for estimated used vehicle losses was established at December 31, 2003, as compared to a $6.6 million reserve at December 31, 2002. The net decline of $5.5 million in the used vehicle valuation reserve, based on $1.2 billion of used vehicle sales, was due to the application of losses incurred retailing and wholesaling used vehicles during 2003 against the reserve. Based on a detailed review of our used vehicle inventory at December 31, 2003, subsequent sales of this inventory and economic trends indicating an improved used vehicle market, we determined that $1.1 million was the appropriate used vehicle valuation reserve in the current environment, and it was not necessary to charge used vehicle cost of sales to establish the used vehicle valuation reserve at the same level as at December 31, 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $59.0 million, or 11.7%, to $561.7 million for the year ended December 31, 2003, from $502.7 million for the year ended December 31, 2002. The increase was primarily attributable to the additional operations acquired. Selling, general and administrative expenses increased as a percentage of gross profit to 77.6% from 77.1% due primarily to below expected operating performance in our Atlanta and Dallas operations and adjustments to variable expenses lagging the decline in sales volume.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $5.6 million, or 19.1%, to $34.9 million for the year ended December 31, 2003, from $29.3 million for the year ended December 31, 2002. The increase was due to an increase in the average balance of debt outstanding partially offset by a decline in interest rates.

         During 2003, our average debt outstanding increased due to increased floorplan borrowings and the issuance, in August 2003, of $150.0 million of 8 1/4% senior subordinated notes. Floorplan borrowings increased due to:

               -    acquisitions completed during 2002 and 2003, and

               - an increase in our average new vehicle inventory supply to 75 days during 2003 from 63 days during 2002.

         Partially offsetting the factors increasing the average floorplan borrowings outstanding was the use of the proceeds from our 8 1/4% senior subordinated notes offering to temporarily pay down our floorplan notes payable.

         Interest expense on our floorplan notes payable and acquisition borrowings under the bank credit facility is based on LIBOR plus a spread. During 2003, there was an approximately 56 basis point reduction in the average LIBOR rate as compared to the prior year.

         OTHER INCOME (EXPENSE), NET. Other income increased $1.6 million to $0.6 million for the year ended December 31, 2003, from $(1.0) million for the year ended December 31, 2002. The increase is due primarily to a net gain of $0.6 million on the disposal of dealership assets in 2003, as compared to $1.2 million of losses recorded on the repurchases and retirements of a portion of our senior subordinated notes during 2002.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased $3.3 million to $36.9 million for the year ended December 31, 2003, from $40.2 million for the year ended December 31, 2002. The decrease is due to a $5.4 million reduction in our estimated tax liabilities as a result of the favorable resolution of tax contingencies during 2003 as various state and federal tax audits were concluded, providing certainty and resolution on various formation, financing, acquisition and structural matters. In addition, various other tax exposures of acquired companies have been favorably resolved. The impact of the change in our reserve was to reduce our effective tax rate for 2003 to 32.7% as compared to 37.5% for 2002. We expect our effective tax rate in future years to be between 36.5% and 38.5%.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                                   INCREASE/         PERCENT
                                                    2002             2001         (DECREASE)         CHANGE
                                                    ----             ----         -----------        ------
Retail unit sales...........................        95,005           90,615           4,390            4.8 %
Retail sales revenues.......................    $2,526,847       $2,373,299        $153,548            6.5 %
Gross profit (1)............................    $  189,624       $  187,360        $  2,264            1.2 %
Average gross profit per retail unit sold...    $    1,996       $    2,068        $    (72)          (3.5)%
Gross margin (1)............................           7.5 %            7.9 %          (0.4)%              -

------------
     (1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. Interest assistance varies with changes in interest rates and will impact gross margin.

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                                                     INCREASE/         PERCENT
                                                      2002            2001          (DECREASE)         CHANGE
                                                      ----            ----          ----------         ------
Retail unit sales...........................          65,698          67,927           (2,229)          (3.3)%
Wholesale unit sales........................          39,754          37,771            1,983            5.3 %

Retail sales revenues.......................      $  921,359      $  949,086        $ (27,727)          (2.9)%
Wholesale sales revenues....................         222,529         190,565           31,964           16.8 %
                                                     -------         -------           ------
  Total revenues............................      $1,143,888      $1,139,651        $   4,237            0.4 %

Total gross profit..........................      $   96,079      $   96,798        $    (719)          (0.7)%

Total gross margin (1)......................             8.4 %           8.5 %           (0.1)%              -
Average gross profit per retail unit              $    1,462      $    1,425        $      37            2.6 %
   sold (2).................................
Retail gross margin (1).....................            10.4 %          10.2 %            0.2 %              -

Net wholesale loss..........................      $   (7,895)     $   (6,707)       $  (1,188)          17.7 %
Average wholesale loss per
   wholesale unit sold......................      $     (199)     $     (178)       $     (21)          11.8 %
Wholesale gross margin......................            (3.5)%          (3.5)%           (0.0)%              -

     (1) Total gross margin equals total gross profit divided by total revenues. Retail gross margin equals total gross profit, which includes net wholesale loss, divided by retail sales revenues. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

     (2) Average gross profit per retail unit sold equals total gross profit, which includes net wholesale loss, divided by retail unit sales. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

PARTS AND SERVICE DATA

(dollars in thousands)

                                                                                                  PERCENT
                                                 2002             2001          INCREASE          CHANGE
                                                 ----             ----          --------          ------
Sales revenues..............................   $402,169         $360,201         $41,968           11.7 %
Gross profit................................   $225,132         $199,871         $25,261           12.6 %
Gross margin................................       56.0 %           55.5 %           0.5 %              -

FINANCE AND INSURANCE DATA

(dollars in thousands,
except per unit amounts)

                                                                                                              PERCENT
                                                                 2002            2001          INCREASE       CHANGE
                                                                 ----            ----          --------       ------
Retail new and used unit sales ........................         160,703         158,542           2,161         1.4 %
Retail finance fees ...................................        $ 58,869        $ 56,272        $  2,597         4.6 %
Vehicle service contract fees .........................          52,346          44,080           8,266        18.8 %
Other finance and insurance revenues ..................          30,245          22,871           7,374        32.2 %
                                                               --------        --------        --------
  Total finance and insurance revenues ................        $141,460        $123,223        $ 18,237        14.8 %
Finance and insurance revenues, per
  retail unit sold ....................................        $    880        $    777        $    103        13.3 %

SAME STORE REVENUES COMPARISON (1)

(dollars in thousands)

                                                                                          INCREASE/           PERCENT
                                                        2002              2001           (DECREASE)           CHANGE
                                                     ----------        ----------        ----------            ------
New vehicle retail sales ....................        $2,279,737        $2,323,086        $  (43,349)           (1.9)%
Used vehicle retail sales ...................           834,268           922,375           (88,107)           (9.6)%
Used vehicle wholesale sales ................           198,999           180,917            18,082            10.0 %
Parts and service sales .....................           348,654           349,163              (509)           (0.1)%
Retail finance fees .........................            52,472            56,261            (3,789)           (6.7)%
Vehicle service contract fees ...............            44,606            43,233             1,373             3.2 %
Other finance and insurance
   revenues, net ............................            27,693            22,138             5,555            25.1 %
                                                     ----------        ----------        ----------
     Total same store revenues ..............        $3,786,429        $3,897,173        $ (110,744)           (2.8)%

----------------
         (1) Includes only those dealerships owned during all of the months of both periods in the comparison.

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

         The increase in parts and service revenues of $42.0 million was from acquired operations as our same store sales declined $0.5 million. The primary driver of the same store sales decline was the Ford / Firestone tire recall, which caused a one-time increase in warranty and associated repairs at our Ford dealerships during 2001. Also contributing to the decrease was increased business during the summer months of 2001, due to the damage caused by tropical storm Allison, in Houston. These declines offset the same store increases we had in other areas of our operations.

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

         Other finance and insurance revenues increased $7.4 million, with same store sales contributing $5.6 million. The same store increases were driven by the introduction and sale of new products, in addition to our training programs.

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

         The gross margin on new retail vehicle sales declined to 7.5% from 7.9%, partially due to a reduction in floorplan assistance received from our manufacturers as a result of the decline in interest rates during the year, which reduced our gross profit by $3.8 million and our gross margin by 15 basis points. Floorplan assistance is a purchase discount and is recorded as a reduction of new vehicle cost of sales. Performance below expectations and prior year levels in our Dallas operations accounted for approximately 10 basis points of the decline in our new vehicle margin. Also, generally, the gross profit per retail unit does not vary with changes in the selling prices of the vehicles. As such, the 1.6% increase in our average selling price per new vehicle sold negatively impacted our new vehicle gross margin by 10 basis points.

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

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $5.5 million, or 31.6%, to $11.9 million for the year ended December 31, 2002, from $17.4 million for the year ended December 31, 2001. The decline was due to the implementation of SFAS No. 142, which resulted in the elimination of goodwill amortization expense.

         INTEREST EXPENSE. Floorplan and other interest expense, net, decreased $12.5 million, or 29.9%, to $29.3 million for the year ended December 31, 2002, from $41.8 million for the year ended December 31, 2001. The decrease was due to a decline in interest rates and a lower average balance of debt outstanding. During the year ended December 31, 2002, there was an approximately 230 basis point reduction in our floorplan financing rate as compared to the prior year. During October 2001, we completed a $98.5 million stock offering and used the proceeds initially to pay down borrowings under our credit facility. By the end of the third quarter of 2002, we had reborrowed the amounts used to pay down the floorplan portion of our credit facility. We had no borrowings under the acquisition portion of our credit facility during 2002.

         OTHER INCOME (EXPENSE), NET. Other expense increased $917,000 to $(1,045,000) for the year ended December 31, 2002, from $(128,000) for the year ended December 31, 2001. The increase was due primarily to $1.2 million of losses recorded on the repurchases and retirements of a portion of our senior subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash from operations, our credit facilities (which include floorplan facilities and an acquisition facility) and equity and debt offerings.

         The following table sets forth selected historical information from our statements of cash flows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                      2003              2002              2001
                                                                      ----              ----              ----
                                                                                    (in thousands)
Net cash provided by operating activities ..................        $  80,345         $  74,839         $  76,687
Net cash used in investing activities ......................          (52,603)         (122,295)          (27,229)
Net cash provided by (used in) financing activities ........          (26,634)           54,928           (55,844)
                                                                    ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents .......        $   1,108         $   7,472         $  (6,386)
                                                                    =========         =========         =========

CASH FLOWS

         Total cash at December 31, 2003, was $25.4 million.

         OPERATING ACTIVITIES. Net income plus depreciation and amortization is generally a good indicator of our operating cash flow as revenues are converted into cash in a very short timeframe, typically less than two weeks, and there are very few deferred expenses. Additionally, while our inventory balances can change dramatically from period to period, there is typically little impact on cash flow from operations as changes in contracts-in-transit, vehicle receivables and floorplan notes payable generally combine to offset the impact of the inventory change. For the three-year period ended December 31, 2003, we generated $231.9 million in net cash from operating activities, primarily driven by net income plus depreciation and amortization.

         INVESTING ACTIVITIES. During 2003, the $52.6 million of cash used for investing activities was primarily attributable to the use of $35.4 million of cash in acquisitions, net of cash balances obtained in the acquisitions, and $34.6 million for purchases of property and equipment. Approximately $22.9 million of the property and equipment purchases were for the purchase of land and construction of new or expanded facilities. Offsetting these uses was $11.6 million received from the sales of property and equipment and $7.4 million received from the sale of one dealership franchise during 2003.

         During 2002, the $122.3 million of cash used for investing activities was primarily attributable to the use of $81.4 million of cash in acquisitions, net of cash balances obtained in the acquisitions, and $43.5 million for purchases of property and equipment. Approximately $32.4 million of the property and equipment purchases were the purchase of land and construction of new or expanded facilities. Offsetting these uses was $7.4 million received from the sales of three dealership franchises during 2002.

         During 2001, $27.2 million of cash was used for investing activities primarily attributable to purchases of property and equipment and cash paid in acquisitions, net of cash balances obtained in the acquisitions, partially offset by proceeds from sales of franchises. During 2001, we used approximately $20.9 million in purchasing property and equipment, of which, approximately $12.5 million was for the purchase of land and construction of new or expanded facilities.

         FINANCING ACTIVITIES. We used approximately $26.6 million in financing activities during 2003, primarily for payments on our credit facility, using the proceeds from our issuance of 8 1/4% senior subordinated notes in August 2003 and cash flows from operations. Additionally, we spent $14.4 million for repurchases of common stock.

         During 2002, we obtained approximately $54.9 million from financing activities, primarily borrowings under our credit facility. We reborrowed amounts available under our credit facility that were paid down with the proceeds from our stock offering in October 2001. Additionally, we spent $11.6 million repurchasing a portion of our senior subordinated notes and $23.8 million for repurchases of common stock.

         During 2001, we used approximately $55.8 million in financing activities. The uses were primarily attributable to payments made on our revolving credit facility and repurchases of common stock, largely offset by the proceeds of our common stock offering. In October 2001, we completed an offering of 3.3 million shares of our common stock, with net proceeds from the offering, after expenses, of approximately $98.5 million. The proceeds from the offering, as well as cash flows from operations, were used to reduce the outstanding balance under our credit facility by $121.0 million

         WORKING CAPITAL. At December 31, 2003, we had working capital of $276.5 million, which is approximately $160 million higher than we believe we need to operate our existing business. On March 1, 2004, we used approximately $79.5 million of this excess working capital to fund the redemption of our 10 7/8% senior subordinated notes. We expect to use the remaining excess working capital to fund acquisitions and anticipated capital expenditures. Historically, we have funded our operations with internally generated cash flow and borrowings. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our credit facility to fund our current operations and capital expenditures and acquisitions budgeted for 2004. If our capital expenditure or acquisition plans for 2004 as outlined below change, we may need to access the private or public capital markets to obtain additional funding.

         Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay off terms, are limited to 55% of the aggregate book value of our used vehicle inventory. At times, as at December 31, 2003, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.

STOCK REPURCHASE

         In February 2003, the board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to use a percentage of our cumulative net income to repurchase stock and pay dividends. During 2003 we repurchased approximately 463,000 shares for approximately $14.4 million. As of December 31, 2003, $10.6 million remained under the board of directors' authorization.

CAPITAL EXPENDITURES

         Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures exclusive of new or expanded operations have approximately equaled our annual depreciation charge. Expenditures relating to the construction or expansion of dealership facilities, generally, are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility or manufacturer imaging programs. During 2004, we plan to invest approximately $31.1 million to expand 11 existing facilities, prepare four new facilities for operations and purchase equipment for new and expanded facilities. We have agreed to sell three of the new facilities completed during 2004. Expected total proceeds from the sales of these construction projects is estimated at approximately $12.3 million, resulting in net capital expenditures for new and expanded operations of $18.8 million. Upon sale we will begin leasing the facilities from the buyer, resulting in an estimated incremental annual rent expense of $2.5 million, per year.

ACQUISITION FINANCING

         Our acquisition target for 2004 is to complete platform and tuck-in acquisitions that have approximately $1 billion in annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships and borrowings under our credit facility. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 15% to 20% of the annual revenue. Thus our targeted acquisition budget of $1 billion is expected to cost us between $150 and $200 million, which is expected to be funded with a blend of cash and the issuance of common stock.

         Since December 31, 2003, we have completed acquisitions of four franchises. One of the acquisitions, with three franchises, is a new platform in New Jersey. The other franchise was acquired in a tuck-in acquisition and will complement platform operations in Central Texas. The aggregate consideration paid in completing these acquisitions was approximately $38.6 million in cash, net of cash received, 54,372 shares of common stock and the assumption of $29.8 million of inventory financing.

CREDIT FACILITIES

         During June 2003, we completed an amendment to our existing $900.0 million credit facility and entered into a new credit facility with Ford Motor Credit Company. The two facilities provide us with $1.075 billion of borrowing capacity.

         $775 MILLION CREDIT FACILITY. The amendment to our existing credit facility extended the term until June 2006 and provides $775.0 million of financing, consisting of two tranches: 75% of the facility is for floorplan financing (the "Floorplan Tranche") and 25% is for working capital and acquisition financing (the "Acquisition Tranche"). The Acquisition Tranche, which bears interest at a rate of LIBOR plus a margin varying between 175 and 325 basis points, determined based on a ratio of debt to equity, totals $193.8 million. The amount available to be borrowed under the Acquisition Tranche is dependent upon a calculation based on our cash flow. The Floorplan Tranche bears interest at rates of LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. The credit facility also contains various covenants including financial ratios, such as fixed-charge coverage, interest coverage and a minimum net worth requirement, among others, as well as other requirements that must be maintained. As of December 31, 2003, we were in compliance with these covenants. The lending group is comprised of 14 major financial institutions, including two manufacturer captive finance companies. As of February 29, 2004, $188.8 million was available, after deducting $5.0 million for outstanding letters of credit, to be drawn under the Acquisition Tranche for working capital, acquisition or floorplan financing and letters of credit. The credit facility allows up to 33% of net income to be used for cash dividends and stock repurchases.

         FORD MOTOR CREDIT FACILITY. Simultaneous with the amendment of the above described credit facility, we entered into a separate floorplan financing arrangement with Ford Motor Credit Company ("FMCC Facility") to provide financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The arrangement provides for up to $300.0 million of financing for the inventory at an interest rate of Prime plus 100 basis points minus certain incentives, and matures in June 2006. We expect the net cost of these borrowings, after all incentives, to approximate our floorplan cost under the $775.0 million credit facility.

         The following table summarizes our outstanding borrowings and total commitments under our credit facilities:

                                OUTSTANDING             UNUSED                 TOTAL
                            AT DECEMBER 31, 2003      COMMITMENTS            COMMITMENT
                            --------------------      -----------            ----------
                                                     (in millions)
Floorplan Tranche                $  291.7               $  289.5             $    581.2
Acquisition Tranche (1)               5.0                  188.8                  193.8
                                 --------               --------             ----------
   Total Bank Facility              296.7                  478.3                  775.0

FMCC Facility                       192.9                  107.1                  300.0
                                 --------               --------             ----------
Total Credit Facilities          $  489.6               $  585.4             $  1,075.0
                                 ========               ========             ==========

----------------
         (1) The outstanding balance at December 31, 2003 includes $5.0 million of letters of credit.

         For a more detailed discussion of our credit facilities, please read Notes 6 and 7 to our consolidated financial statements.

         INTEREST RATE SWAPS. On July 25, 2003, one of our interest rate swaps, with a notional amount of $100.0 million, reached its termination date. Therefore, at this time, we have only one interest rate swap outstanding, with a notional amount of $100.0 million that converts the interest rate on a portion of our floorplan borrowings from the 30-day LIBOR-based rate to a fixed rate of 3.75% plus the applicable spread.

SENIOR SUBORDINATED NOTES OFFERING

         During August 2003, we completed a private offering of $150.0 million of 8 1/4% senior subordinated notes due 2013. Net proceeds from the offering were $143.3 million and were used to temporarily pay down floorplan borrowings under the Floorplan Tranche of our credit facility, currently bearing interest at 2.25%. As of March 1, 2004, we have reborrowed approximately $38.6 million in completing acquisitions and $79.5 million in the redemption of all of our outstanding 10 7/8% senior subordinated notes. The 8 1/4% senior subordinated notes are fully and unconditionally guaranteed by our dealership subsidiaries and contain various provisions that permit us to redeem the notes at our option and a requirement that we repurchase all of the notes upon a change of control. Additionally, the notes contain various covenants, including financial ratios, such as cash flow coverage, as well as other requirements that must be maintained, such as limitations on the payment of dividends and repurchase of stock, among others. For a more detailed discussion of our notes please read
Note 8 to our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS AND OBLIGATIONS AND COMMITMENTS

         The following is a summary of our off-balance sheet arrangements and future contractual cash obligations as of December 31, 2003:

                                              2004         2005         2006        2007           2008       THEREAFTER     TOTAL
                                              ----         ----         ----        ----           ----       ----------     -----
                                                                              (in millions)
Off-Balance Sheet Arrangements
  Leases ...............................   $   49,203   $   47,846   $   47,494  $   47,203     $   41,501    $  224,389  $  457,636

Contractual Commitments
  Capital expenditures .................       17,098        2,581           --          --             --            --      19,679

On-Balance Sheet Obligations
  Debt (1) .............................          910          935          732         707            775       234,934     238,993
  Floorplan notes payable (1) ..........      493,568           --           --          --             --            --     493,568
  Other long-term obligations ..........           25          114           25          25             --            --         189
                                           ----------   ----------   ----------  ----------     ----------    ----------  ----------
Total Obligations and Commitments ......   $  560,804   $   51,476   $   48,251  $   47,935     $   42,276    $  459,323  $1,210,065
                                           ==========   ==========   ==========  ==========     ==========    ==========  ==========

-------------
  (1)      Excludes interest payments.

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

         Our credit facilities are currently set to mature in June 2006. The credit facilities provide commitments for inventory financing up to $881.2 million, of which we had borrowed $484.6 million at December 31, 2003. Payments, generally, are required to be made on the floorplan notes payable as the vehicles are sold. The Acquisition Tranche of our credit facility also provides commitments for a revolving credit line for general corporate purposes, including acquisitions, up to $193.8 million, of which $5.0 million was outstanding under letters of credit at December 31, 2003.

         On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. The amount necessary to complete the redemption was obtained through borrowings under the Floorplan Tranche of our credit facility. The face value of $75.4 million is included in the Debt line in the Thereafter column in the preceding table.

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

         INVENTORIES

         New, used and demonstrator vehicles are stated at the lower of cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our manufacturers. The assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As the market value of our inventories typically declines with the passage of time, valuation reserves are provided against the inventory balances based on the historical loss experience and market trends. Additionally, used vehicles present added complexity to the inventory valuation process. There is no standardized source for determining exact values, as each vehicle and each market we operate in, is unique. As such, these factors are also considered in determining the appropriate level of valuation reserves.

         RETAIL FINANCE AND VEHICLE SERVICE CONTRACT REVENUES RECOGNITION

         We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers over predetermined financing rates set by the financing institution. In addition, we receive fees from the sale of vehicle service contracts to customers.

         We may be charged back ("chargebacks") for unearned financing fees or vehicle service contract fees in the event of early termination of the contracts by customers. The revenues from financing fees and vehicle service contract fees in administrator-obligor states are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on historical operating results and the termination provisions of the applicable contracts. In dealer-obligor states, revenues from vehicle service contract fees and related direct costs are deferred and recognized over the life of the contracts. Due to changes in state law during 2002, none of the states we currently operate in are dealer-obligor states.

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

         LEGAL PROCEEDINGS

         From time to time our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve us that, in our opinion, could be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate for reserves for legal proceedings.

         SELF-INSURANCE RESERVES

         We are self-insured for a portion of the claims related to our employee medical benefits and property / casualty insurance programs, requiring us to make estimates regarding expected claims to be incurred. These estimates, for the portion of claims not covered by stop-loss insurance, are based on certain actuarial assumptions, and our historical claims experience. Changes in the frequency or severity of claims could impact our reserve for claims.

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


                                                                                                                   LIABILITY
                                                          EXPECTED MATURITY DATE                                  FAIR VALUE AT
                               ---------------------------------------------------------------------------------   DECEMBER 31,
(dollars in millions)           2004          2005        2006        2007        2008     Thereafter    Total        2003
                                ----          ----        ----        ----        ----     ----------    -----        ----
VARIABLE RATE DEBT
Current ...................    $  493.6     $      -    $      -    $      -     $     -     $     -    $  493.6     $493.6
   Average interest rates
   (1)(2) .................        2.55%           -           -           -           -           -
Non-current ...............    $      -     $      -    $      -    $      -    $      -    $      -    $      -     $    -
  Average interest rates ..                                    -           -           -           -
                               --------     --------    --------    --------    --------    --------    --------
Total variable rate debt ..    $  493.6     $      -    $      -    $      -    $      -    $      -    $  493.6
Interest rate swaps .......    $  100.0     $      -    $      -    $      -    $      -    $      -    $  100.0     $  2.1
  Average pay rate (fixed)
(2) .......................        4.88%           -           -           -           -           -
  Average receive rate
     (variable)
      (1)(2)(3) ...........        2.25%           -           -           -           -           -
                               --------     --------    --------    --------    --------    --------    --------
Net variable rate debt ....    $  393.6     $      -    $      -    $      -    $      -    $      -    $  393.6
                               ========     ========    ========    ========    ========    ========     ======

---------------------
         (1)      Based on 30-day LIBOR and Prime as of December 31, 2003.

         (2) The average rate shown includes the spread charged on our floorplan notes payable.

         (3)      The swap's variable rate is based on 30-day LIBOR.

         At December 31, 2003, our variable rate floorplan notes payable have decreased since the prior year due to decreased leverage on the inventory partially offset by increases in inventory levels. A 100 basis point increase in interest rates would have increased floorplan interest expense $5.5 million for the year ended December 31, 2003, before the impact of our interest rate swaps. We have had no other significant balances outstanding under variable rate borrowing agreements.

         At times, we have used interest rate swaps to reduce our exposure to interest rate fluctuations. Currently, we have one interest rate swap outstanding, with a notional amount of $100 million and converting 30-day LIBOR to a fixed rate. Another swap, with a notional amount of $100.0 million, expired at the end of July 2003. As the swaps hedged our floorplan interest rate exposure, the impact on interest expense is included in floorplan interest expense in our statements of operations. A 100 basis point increase in interest rates would have reduced the cost of the swaps and, thus, would have reduced our floorplan interest expense by $1.6 million for the year ended December 31, 2003. The swap currently outstanding expires at the end of October 2004. As such, depending on interest rate levels during the last two months of 2004, and whether we enter into other interest rate swaps, our floorplan interest expense could be impacted.

         The net result on floorplan interest expense of a 100 basis point increase in interest rates would have been an increase of $3.9 million, after combining the increase in expense on our borrowings and the decrease in expense from our swaps.

         Additionally, we receive floorplan interest assistance from the majority of our manufacturers. This assistance, which has ranged from approximately 80% to 160% of our floorplan interest expense over the past three years, totaled $27.4 million during 2003 and $26.7 million during 2002. We treat this interest assistance as a vehicle purchase price discount, and reflect it as a reduction of new vehicle cost of sales as new vehicles are sold. Approximately half of the assistance we receive varies with changes in interest rates and thus mitigates the impact of interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements beginning on page F-1 for the information required by this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2003 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended December 31, 2003, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

         Please see the definitive Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 19, 2004, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference for the information concerning:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements

                  The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

         (b)      Reports on Form 8-K

                  On March 5, 2004, the Company filed a Current Report on Form 8-K reporting under Item 9.

                  On February 26, 2004, the Company filed a Current Report on Form 8-K reporting under Items 7 and 12.

                  On February 18, 2004, the Company filed a Current Report on Form 8-K reporting under Item 9.

                  On February 5, 2004, the Company filed a Current Report on Form 8-K reporting under Item 9.

                  On January 29, 2004, the Company filed a Current Report on Form 8-K reporting under Item 9.

                  On January 27, 2004, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7.

                  On January 27, 2004, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7.

                  On December 4, 2003, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7.

                  On October 30, 2003, the Company filed a Current Report on Form 8-K reporting under Items 7 and 12.

                  On October 14, 2003, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7.

                  On October 8, 2003, the Company filed a Current Report on Form 8-K reporting under Item 9.

         (c)      Other Information

                  None.

         (d)      Exhibits

 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
   3.1     --   Restated Certificate of Incorporation of the Company
                (Incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement on Form S-1 Registration No.
                333-29893).

   3.2     --   Certificate of Designation of Series A Junior Participating
                Preferred Stock (Incorporated by reference to Exhibit 3.2
                of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

   3.3     --   Bylaws of the Company (Incorporated by reference to Exhibit
                3.3 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

   4.1     --   Specimen Common Stock Certificate (Incorporated by
                reference to Exhibit 4.1 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

   4.2     --   Subordinated Indenture dated as of August 13, 2003 among
                Group 1 Automotive, Inc., the Subsidiary Guarantors named
                therein and Wells Fargo Bank, N.A., as Trustee
                (Incorporated by reference to Exhibit 4.6 of the Company's
                Registration Statement on Form S-4 Registration No.
                333-109080).

   4.3     --   First Supplemental Indenture dated as of August 13, 2003
                among Group 1 Automotive, Inc., the Subsidiary Guarantors
                named therein and Wells Fargo Bank, N.A., as Trustee
                (Incorporated by reference to Exhibit 4.7 of the Company's
                Registration Statement on Form S-4 Registration No.
                333-109080).

   4.4     --   Form of Subordinated Debt Securities (included in
                Exhibit 4.3).

  10.1*    --   Employment Agreement between the Company and B.B.
                Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                Form 10-K for the year ended December 31, 2001).

  10.2*    --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to
                Exhibit 10.5 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1997).

  10.3*    --   Employment Agreement between the Company and Scott L.
                Thompson dated November 3, 1997 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1997).

  10.4*    --   1996 Stock Incentive Plan (Incorporated by reference to
                Exhibit 10.7 of the Company's Registration Statement on
                Form S-1 Registration No. 333-29893).

  10.5*    --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                by reference to Exhibit 10.8 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

  10.6     --   Lease Agreement between Howard Pontiac GMC and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.7     --   Lease Agreement between Bob Howard Motors and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.8     --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.9     --   Lease Agreement between Bob Howard Automotive-H and North
                Broadway Real Estate (Incorporated by reference to Exhibit
                10.9 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.10     --   Rights Agreement between Group 1 Automotive, Inc. and
                ChaseMellon Shareholder Services, L.L.C., as rights agent
                dated October 3, 1997 (Incorporated by reference to Exhibit
                10.10 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.11*    --   1998 Employee Stock Purchase Plan (Incorporated by
                reference to Exhibit 10.11 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.12     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                Group 1 Automotive, Inc. (Incorporated by reference to
                Exhibit 10.12 of the Company's Registration Statement on
                Form S-1 Registration No. 333-29893).


 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
 10.13     --   Form of Supplemental Agreement to General Motors
                Corporation Dealer Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.13 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.14     --   Supplemental Terms and Conditions between Ford Motor
                Company and Group 1 Automotive, Inc. dated September 4,
                1997 (Incorporated by reference to Exhibit 10.16 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.15     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                and Southwest Toyota, Inc. dated April 5, 1993
                (Incorporated by reference to Exhibit 10.17 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.16     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                (Incorporated by reference to Exhibit 10.18 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.17     --   Form of General Motors Corporation U.S.A. Sales and Service
                Agreement (Incorporated by reference to Exhibit 10.25 of
                the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.18     --   Fifth Amended and Restated Revolving Credit Agreement,
                dated as of June 2, 2003 (Incorporated by reference to
                Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2003).

 10.19     --   Form of Ford Motor Credit Company Automotive Wholesale
                Plan Application for Wholesale Financing and Security
                Agreement (Incorporated by reference to Exhibit 10.2 of the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 2003).

 10.20     --   First Amendment to Fifth Restated Revolving Credit
                Agreement, dated as of July 25, 2003 (Incorporated by
                reference to Exhibit 10.37 of the Company's Registration
                Statement on Form S-4 Registration No. 333-109080).

 10.21     --   Stock Pledge Agreement dated December 19, 1997
                (Incorporated by reference to Exhibit 10.54 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1997).

 10.22*    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit
                10.35 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 1998).

 10.23     --   Form of Ford Motor Company Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.38 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.24     --   Form of Chrysler Corporation Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.39 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.25     --   Form of Nissan Division Dealer Sales and Service Agreement.

 10.26     --   Form of Infiniti Division Dealer Sales and Service Agreement.

 10.27*    --   Second Amendment to the 1996 Stock Incentive Plan
                (Incorporated by reference to Exhibit 10.1 of the Company's
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 1999).

 10.28*    --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                Amended and Restated (Incorporated by reference
                to Exhibit 4.1 of the Company's Registration Statement on
                Form S-8 Registration No. 333-83260).

 10.29*    --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit
                4.1 of the Company's Registration Statement on Form S-8
                Registration No. 333-75754).

 10.30*    --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                Registration No. 333-75784).

 10.31     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                10.33 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2001).

 10.32     --   Interest Rate Swap Confirmation, dated as of October 19,
                2001 (Incorporated by reference to Exhibit 10.35 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2001).

 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
 10.33*    --   Split Dollar Life Insurance Agreement between Group 1
                Automotive, Inc., and Leslie Hollingsworth and Leigh
                Hollingsworth Copeland, as Trustees of the Hollingsworth
                2000 Children's Trust, dated as of January 23, 2002
                (Incorporated by reference to Exhibit 10.36 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.34     --   Lease Agreement between Bob Howard Automotive-East, Inc.
                and REHCO East, L.L.C (Incorporated by reference to Exhibit
                10.37 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2002).

 10.35     --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C
                (Incorporated by reference to Exhibit 10.38 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.36     --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                Broadway Real Estate Limited Liability Company
                (Incorporated by reference to Exhibit 10.39 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.37*    --   Employment Agreement between the Company and Kevin H.
                Whalen dated November 3, 2002 (Incorporated by reference to
                Exhibit 10.40 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 2002).

 10.38     --   Lease Agreement between Howard-Ford, Inc. and REHCO EAST,
                LLC dated as of February 28, 2003.

 10.39     --   Amendment and Assignment of Lease between Howard Ford,
                Inc., Howard-FLM, Inc. and REHCO EAST, LLC dated as of
                November 1, 2003.

 10.40*    --   First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr. effective March 1, 2002.

 10.41*    --   Split Dollar Life Insurance Payment Deferral Letter dated
                January 28, 2004.

  11.1     --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

  14.1     --   Code of Ethics for Specified Officers of Group 1
                Automotive, Inc. dated as of May 14, 2003.

  21.1     --   Group 1 Automotive, Inc. Subsidiary List.

  23.1     --   Consent of Ernst & Young LLP.

  31.1     --   Certification of Chief Executive Officer Under Section
                302 of the Sarbanes-Oxley Act of 2002.

  31.2     --   Certification of Chief Financial Officer Under Section 302
                of the Sarbanes-Oxley Act of 2002.

  32.1     --   Certification of Chief Executive Officer Under Section 906
                of the Sarbanes-Oxley Act of 2002.

  32.2     --   Certification of Chief Financial Officer Under Section 906
                of the Sarbanes-Oxley Act of 2002.

--------------
* Management contract or compensatory plan

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on 11th day of March, 2004.

                                          Group 1 Automotive, Inc.

                                          By: /s/ B.B. Hollingsworth, Jr.
                                              ----------------------------------
                                              B.B. Hollingsworth, Jr.
                                              Chairman, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 11th day of March, 2004.

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

/s/ Scott L. Thompson                                Executive Vice President,
-------------------------------------------------    Chief Financial Officer and Treasurer (Chief
Scott L. Thompson                                    Financial and Accounting Officer)

/s/ John L. Adams                                    Director
-------------------------------------------------
John L. Adams

/s/ Robert E. Howard II                              Director
-------------------------------------------------
Robert E. Howard II

/s/ Louis E. Lataif                                  Director
-------------------------------------------------
Louis E. Lataif

/s/ Stephen D. Quinn                                 Director
-------------------------------------------------
Stephen D. Quinn

/s/ J. Terry Strange                                 Director
-------------------------------------------------
J. Terry Strange

/s/ Max P. Watson, Jr.                               Director
-------------------------------------------------
Max P. Watson, Jr.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

Group 1 Automotive, Inc. and Subsidiaries -- Consolidated Financial Statements


Report of Independent Auditors.................................................    F-2
Report of Independent Public Accountants.......................................    F-3
Consolidated Balance Sheets....................................................    F-4
Consolidated Statements of Operations..........................................    F-5
Consolidated Statements of Stockholders' Equity................................    F-6
Consolidated Statements of Cash Flows..........................................    F-7
Notes to Consolidated Financial Statements.....................................    F-8

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Group 1 Automotive, Inc. and
Subsidiaries:

We have audited the consolidated balance sheets of Group 1 Automotive, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Group 1 Automotive, Inc. and Subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations and whose report dated February 14, 2002, expressed an unqualified opinion on those statements before the reclassification adjustments described in
Note 14 and the transitional disclosures described in Note 5.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and Subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

As discussed above, the financial statements of Group 1 Automotive, Inc. and Subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 14, these financial statements have been revised. We audited the reclassification adjustments described in Note 14 that were applied to revise the 2001 financial statements. In our opinion, such reclassification adjustments are appropriate and have been properly applied. Additionally, as described in Note 5, these financial statements were further revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company on January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 for 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense, net of tax, recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such reclassification adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                                           /s/ Ernst & Young LLP

Houston, Texas
February 26, 2004

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                             2003              2002
                                                                         -----------         -----------
                                                                                  (in thousands)
                             ASSETS
CURRENT ASSETS:
   Cash .........................................................        $    25,441         $    24,333
   Contracts-in-transit and vehicle receivables, net ............            143,260             178,623
   Accounts and notes receivable, net ...........................             63,604              58,194
   Inventories, net .............................................            671,279             622,205
   Deferred income taxes ........................................             11,163              10,793
   Prepaid expenses and other assets ............................             16,176               8,890
                                                                         -----------         -----------
     Total current assets .......................................            930,923             903,038
                                                                         -----------         -----------
PROPERTY AND EQUIPMENT, net .....................................            131,647             116,270
GOODWILL ........................................................            314,211             307,907
INTANGIBLE ASSETS ...............................................             76,656              60,879
INVESTMENTS, AT MARKET VALUE, RELATED TO
   INSURANCE POLICY SALES .......................................             16,025              15,813
DEFERRED COSTS RELATED TO INSURANCE
   POLICY AND VEHICLE SERVICE CONTRACT SALES ....................             12,238              16,824
OTHER ASSETS ....................................................              6,465               1,662
                                                                         -----------         -----------
     Total assets ...............................................        $ 1,488,165         $ 1,422,393
                                                                         ===========         ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable ......................................        $   493,568         $   652,538
   Current maturities of long-term debt .........................                910                 997
   Accounts payable .............................................             87,675              90,809
   Accrued expenses .............................................             72,240              63,784
                                                                         -----------         -----------
     Total current liabilities ..................................            654,393             808,128
                                                                         -----------         -----------
DEBT, net of current maturities .................................             12,703               9,073
SENIOR SUBORDINATED NOTES .......................................            217,475              72,777
DEFERRED INCOME TAXES ...........................................             19,506               7,651
OTHER LIABILITIES ...............................................             25,224              29,927
                                                                         -----------         -----------
     Total liabilities before deferred revenues .................            929,301             927,556
                                                                         -----------         -----------
DEFERRED REVENUES FROM INSURANCE POLICY SALES ...................             24,984              24,637
DEFERRED REVENUES FROM VEHICLE SERVICE CONTRACT SALES ...........             12,952              24,550
DEFERRED REVENUES FROM VEHICLE MAINTENANCE AGREEMENT SALES ......              2,819               2,233
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, 1,000,000 shares authorized, none
     issued or outstanding ......................................                 --                  --
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 23,454,046 and 23,183,226 issued ..............                235                 232
   Additional paid-in capital ...................................            255,356             254,145
   Retained earnings ............................................            291,150             215,024
   Accumulated other comprehensive loss .........................             (1,285)             (3,359)
   Treasury stock, at cost, 1,002,506 and 942,419 shares ........            (27,347)            (22,625)
                                                                         -----------         -----------
     Total stockholders' equity .................................            518,109             443,417
                                                                         -----------         -----------
     Total liabilities and stockholders' equity .................        $ 1,488,165         $ 1,422,393
                                                                         ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2003             2002             2001
                                                           ------------     ------------     ------------
                                                          (dollars in thousands, except per share amounts)
REVENUES:
  New vehicle retail sales ............................    $  2,739,315     $  2,526,847     $  2,373,299
  Used vehicle retail sales ...........................         884,819          921,359          949,086
  Used vehicle wholesale sales ........................         265,187          222,529          190,565
  Parts and service sales .............................         465,989          402,169          360,201
  Retail finance fees .................................          63,210           58,869           56,272
  Vehicle service contract fees .......................          61,315           52,346           44,080
  Other finance and insurance revenues, net ...........          38,725           30,245           22,871
                                                           ------------     ------------     ------------
     Total revenues ...................................       4,518,560        4,214,364        3,996,374

COST OF SALES:
  New vehicle retail sales ............................       2,539,319        2,337,223        2,185,939
  Used vehicle retail sales ...........................         778,266          817,385          845,581
  Used vehicle wholesale sales ........................         271,328          230,424          197,272
  Parts and service sales .............................         206,236          177,037          160,330
                                                           ------------     ------------     ------------
     Total cost of sales ..............................       3,795,149        3,562,069        3,389,122
                                                           ------------     ------------     ------------

GROSS PROFIT ..........................................         723,411          652,295          607,252

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ............................         561,698          502,732          458,546

DEPRECIATION AND
   AMORTIZATION EXPENSE ...............................          14,381           11,940           17,358
                                                           ------------     ------------     ------------

Income from operations ................................         147,332          137,623          131,348

OTHER INCOME AND (EXPENSES):
  Floorplan interest expense, excludes
     manufacturer interest assistance .................         (20,615)         (19,371)         (27,935)
  Other interest expense, net .........................         (14,276)          (9,925)         (13,863)
  Other income (expense), net .........................             631           (1,045)            (128)
                                                           ------------     ------------     ------------

INCOME BEFORE INCOME TAXES ............................         113,072          107,282           89,422

PROVISION FOR INCOME TAXES ............................          36,946           40,217           33,980
                                                           ------------     ------------     ------------

NET INCOME ............................................    $     76,126     $     67,065     $     55,442
                                                           ============     ============     ============

EARNINGS PER SHARE:
  Basic ...............................................    $       3.38     $       2.93     $       2.75
  Diluted .............................................    $       3.26     $       2.80     $       2.59

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ...............................................      22,523,825       22,874,918       20,137,661
  Diluted .............................................      23,346,221       23,968,072       21,415,154

  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         COMMON STOCK           ADDITIONAL
                                                ---------------------------       PAID-IN         RETAINED
                                                  SHARES          AMOUNT          CAPITAL         EARNINGS
                                                -----------     -----------     -----------       ---------
                                                                   (dollars in thousands)
BALANCE, December 31, 2000 .................     21,260,227     $       213     $   170,683       $  92,517
  Comprehensive income:
  Net income ...............................              -               -               -          55,442
     Other accumulated comprehensive income:
        Interest rate swap
          adjustment .......................              -               -               -               -
        Tax benefit on interest
          rate swap adjustment .............              -               -               -               -

  Total comprehensive income ...............

  Common stock offering, net ...............      3,300,000              33          98,489               -
  Proceeds from sales of common
     stock under employee benefit
     plans .................................        439,325               4           4,997               -
  Issuance of treasury stock to
     employee benefit plans ................       (390,254)             (4)         (4,669)              -
  Purchase of treasury stock ...............              -               -               -               -
  Cancellation of treasury stock
     purchased .............................     (1,579,445)            (16)        (18,990)              -
  Tax benefit from options
      exercised ............................              -               -             635               -
                                                -----------     -----------     -----------       ---------
BALANCE, December 31, 2001 .................     23,029,853             230         251,145         147,959
  Comprehensive income:
     Net income ............................              -               -               -          67,065
     Other accumulated
       comprehensive income:
        Interest rate swap
          adjustment .......................              -               -               -               -
        Tax benefit on interest
          rate swap adjustment .............              -               -               -               -

  Total comprehensive income ...............

  Proceeds from sales of common
     stock under employee benefit
     plans .................................        547,306               6           8,030               -
  Issuance of treasury stock to
     employee benefit plans ................       (393,933)             (4)         (7,427)              -
  Non-cash stock compensation ..............              -               -             193               -
  Purchase of treasury stock ...............              -               -               -               -
  Tax benefit from options
      exercised ............................              -               -           2,204               -
                                                -----------     -----------     -----------       ---------
BALANCE, December 31, 2002 .................     23,183,226             232         254,145         215,024
  Comprehensive income:
     Net income ............................              -               -               -          76,126
     Other accumulated
       comprehensive income:
        Interest rate swap
          adjustment .......................              -               -               -               -
        Tax expense on interest
          rate swap adjustment .............              -               -               -               -

  Total comprehensive income ...............

  Proceeds from sales of common
     stock under employee benefit
     plans .................................        673,572               7           8,984               -
  Issuance of treasury stock to
     employee benefit plans ................       (402,752)             (4)         (9,678)              -
  Purchase of treasury stock ...............              -               -               -               -
  Tax benefit from options
      exercised ............................              -               -           1,905               -
                                                -----------     -----------     -----------       ---------
BALANCE, December 31, 2003 .................     23,454,046     $       235     $   255,356       $ 291,150
                                                ===========     ===========     ===========       =========

                                                    ACCUMULATED
                                                       OTHER
                                                   COMPREHENSIVE      TREASURY
                                                       LOSS            STOCK            TOTAL
                                                     -----------     -----------     -----------
                                                                (dollars in thousands)
BALANCE, December 31, 2000 .................        $         -     $   (15,997)    $   247,416
  Comprehensive income:
  Net income ...............................                  -               -          55,442
     Other accumulated comprehensive income:
        Interest rate swap
          adjustment .......................             (1,303)              -          (1,303)
        Tax benefit on interest
          rate swap adjustment .............                496               -             496
                                                                                         ------
  Total comprehensive income ...............                                             54,635

  Common stock offering, net ...............                  -               -          98,522
  Proceeds from sales of common
     stock under employee benefit
     plans .................................                  -               -           5,001
  Issuance of treasury stock to
     employee benefit plans ................                  -           4,673               -
  Purchase of treasury stock ...............                  -         (13,966)        (13,966)
  Cancellation of treasury stock
     purchased .............................                  -          19,006               -
  Tax benefit from options
      exercised ............................                  -               -             635
                                                    -----------     -----------     -----------
BALANCE, December 31, 2001 .................               (807)         (6,284)        392,243
  Comprehensive income:
     Net income ............................                  -               -          67,065
     Other accumulated
       comprehensive income:
        Interest rate swap
          adjustment .......................             (4,115)              -          (4,115)
        Tax benefit on interest
          rate swap adjustment .............              1,563               -           1,563
                                                                                         ------
                                                                                         64,513
  Total comprehensive income ...............

  Proceeds from sales of common
     stock under employee benefit
     plans .................................                  -               -           8,036
  Issuance of treasury stock to
     employee benefit plans ................                  -           7,431               -
  Non-cash stock compensation ..............                  -               -             193
  Purchase of treasury stock ...............                  -         (23,772)        (23,772)
  Tax benefit from options
      exercised ............................                  -               -           2,204
                                                     -----------     -----------     -----------
BALANCE, December 31, 2002 .................             (3,359)        (22,625)        443,417
  Comprehensive income:
     Net income ............................                  -               -          76,126
     Other accumulated
       comprehensive income:
        Interest rate swap
          adjustment .......................              3,362               -           3,362
        Tax expense on interest
          rate swap adjustment .............             (1,288)              -          (1,288)
                                                                                         ------
  Total comprehensive income ...............                                             78,200

  Proceeds from sales of common
     stock under employee benefit
     plans .................................                  -               -           8,991
  Issuance of treasury stock to
     employee benefit plans ................                  -           9,682               -
  Purchase of treasury stock ...............                  -         (14,404)        (14,404)
  Tax benefit from options
      exercised ............................                  -               -           1,905
                                                    -----------     -----------     -----------
BALANCE, December 31, 2003 .................        $    (1,285)    $   (27,347)    $   518,109
                                                    ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                              2003             2002            2001
                                                                            ---------       ---------       ---------
                                                                                       (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .......................................................      $  76,126       $  67,065       $  55,442
    Adjustments to reconcile net income to net
    cash provided by operating activities -
     Depreciation and amortization ...................................         14,381          11,940          17,358
     Deferred income taxes ...........................................         11,951           6,883          (1,225)
     Provision for doubtful accounts and uncollectible notes .........           (631)          1,078           1,732
     (Gain) loss on sale of assets ...................................           (622)            483             120
     Gain on sales of franchises .....................................             --            (414)             --
     Losses on repurchases of senior subordinated notes ..............             --           1,173              --
     Changes in operating assets and liabilities, net of effects of acquisitions and dispositions-
       Contracts-in-transit and vehicle receivables ..................         36,704         (37,750)        (12,720)
       Accounts receivable ...........................................         (2,799)         (3,055)         (4,996)
       Inventories ...................................................          4,709        (107,487)         68,472
       Prepaid expenses and other assets .............................         (8,486)         (8,610)         (6,689)
       Floorplan notes payable .......................................        (41,438)        143,727         (78,707)
       Accounts payable, accrued expenses and deferred revenues ......         (9,550)           (194)         37,900
                                                                            ---------       ---------       ---------
       Total adjustments .............................................          4,219           7,774          21,245
                                                                            ---------       ---------       ---------
         Net cash provided by operating activities ...................         80,345          74,839          76,687
                                                                            ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable .....................................         (2,958)         (8,083)         (2,678)
    Collections on notes receivable ..................................          1,388           1,303           1,150
    Purchases of property and equipment ..............................        (34,627)        (43,498)        (20,857)
    Proceeds from sale of property and equipment .....................         11,598           1,975             818
    Proceeds from sales of franchises ................................          7,414           7,430           5,373
    Cash paid in acquisitions, net of cash received ..................        (35,418)        (81,422)        (11,035)
                                                                            ---------       ---------       ---------
         Net cash used in investing activities .......................        (52,603)       (122,295)        (27,229)
                                                                            ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on revolving credit facility ...........       (165,170)         82,022        (120,991)
    Principal payments of long-term debt .............................         (1,253)         (1,950)         (1,791)
    Borrowings of long-term debt .....................................             --              17           1,426
    Proceeds from common stock offering, net .........................             --              --          98,522
    Proceeds from issuance of senior subordinated notes ..............        143,297              --              --
    Repurchase of senior subordinated notes ..........................             --         (11,629)         (9,601)
    Proceeds from issuance of common stock to benefit plans ..........         10,896          10,240           5,001
    Repurchase of common stock, amounts based on settlement
     date ............................................................        (14,404)        (23,772)        (28,410)
                                                                            ---------       ---------       ---------
         Net cash provided by (used in) financing activities .........        (26,634)         54,928         (55,844)
                                                                            ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH ......................................          1,108           7,472          (6,386)
CASH, beginning of period ............................................         24,333          16,861          23,247
                                                                            ---------       ---------       ---------
CASH, end of period ..................................................      $  25,441       $  24,333       $  16,861
                                                                            =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
     Interest ........................................................      $  38,863       $  31,075       $  44,647
     Income taxes ....................................................      $  31,971       $  36,632       $  28,975

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

         Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, Oklahoma and Texas. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the "Company" or "Group 1."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value. All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue Recognition

         Revenues from vehicle sales, parts sales and vehicle service are recognized upon completion of the sale and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," the Company defers revenues received for products and services to be delivered at a later date. This relates primarily to the sale of various maintenance services, to be provided in the future, at the time of the sale of a vehicle. The amount of revenues deferred is based on the then current retail price of the service to be provided. The revenues are recognized over the period during which the services are to be delivered.

         In accordance with EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company records the profit it receives for arranging vehicle fleet transactions net in other finance and insurance revenues, net. Since all sales of new vehicles must occur through franchised new vehicle dealerships, the dealerships effectively act as agents for the automobile manufacturers in completing sales of vehicles to fleet customers. As these customers typically order the vehicles, the Company has no significant general inventory risk. Additionally, fleet customers generally receive special purchase incentives from the automobile manufacturers and the Company receives only a nominal fee for facilitating the transactions.

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Contracts-in-Transit and Vehicle Receivables

         Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales. Also included are amounts receivable from vehicle wholesale sales.

         Inventories

         New, used and demonstrator vehicles are stated at the lower of cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. The assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. At December 31, 2003 and 2002, inventory cost had been reduced by $5.6 and $5.2 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales has been reduced by $27.4, $26.7 and $29.1 million for interest assistance received related to vehicles sold for the years ended December 31, 2003, 2002 and 2001, respectively.

         Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

         Valuation reserves are provided against the inventory balances based on the historical loss experience and management's considerations of current market trends.

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

         Intangible Assets and Goodwill

         Intangible assets and goodwill represent the excess of the purchase price of businesses acquired over the fair value of the net tangible assets acquired at the date of acquisition. The Company has determined that, generally, its only identifiable intangible asset is franchise value, which is an indefinite-lived intangible. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer permitting the amortization of goodwill or indefinite-lived intangible assets, but requires, at least annually, an assessment for impairment of goodwill and other indefinite-lived intangible assets by applying a fair-value based test. The Company completes the required assessment at the end of each calendar year, and at such other times as required by events or circumstances at a reporting unit indicating a potential reduction of fair value below book value. The Company adopted this statement effective January 1, 2002, and adoption did not result in an impairment of any intangible assets or goodwill, based on the fair-value based test. Additionally, as of December 31, 2003 and 2002, no impairment of any intangible assets or goodwill resulted from the required assessment, based on the fair-value based test. However, changes in facts and circumstances surrounding this estimate could result in an impairment of intangible assets in the

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future. Prior to the adoption of SFAS No. 142, all purchase prices in excess of the net tangible assets was recorded as goodwill and no intangible assets were recognized.

         Impairment of Long-Lived Assets

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. Through December 31, 2003, the Company has not recorded any significant impairment writedowns of its long-lived assets.

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

         Self-Insured Medical and Property / Casualty Plans

         The Company is self-insured for a portion of the claims related to its employee medical benefits and property / casualty insurance programs. Claims, not subject to stop-loss insurance, are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions and the Company's historical claims experience.

         Fair Value of Financial Instruments

         The Company's financial instruments consist primarily of floorplan notes payable and long-term debt. Excluding the Company's senior subordinated notes, the carrying amount of these financial instruments approximates fair value due either to length of maturity or existence of variable interest rates that approximate current market rates. The following table sets forth the carrying values and fair values, based on market quotes, of the Company's outstanding senior subordinated notes issuances as of December 31, 2003:

                              FACE                        CARRYING          FAIR VALUE AT           YIELD TO
NOTE DESCRIPTION              VALUE       DISCOUNT         VALUE          DECEMBER 31, 2003         MATURITY
----------------              -----       --------         -----          -----------------         --------
                                        (in millions)
10 7/8% due 2009              $ 75.4        $2.2           $ 73.2               $ 80.3                4.1%
 8 1/4% due 2013              $150.0        $5.7           $144.3               $160.5                7.2%

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 2001, the Company entered into an interest rate swap transaction. The Company entered into the swap to mitigate its exposure to fluctuations in interest rates and has designated the swap as a cash flow hedge, in accordance with SFAS No. 133. The details of the transaction are as follows:

                                                                                        FAIR VALUE
                          NOTIONAL            RATE               RATE              AT DECEMBER 31, 2003
EXPIRATION DATE            AMOUNT             PAID             RECEIVED                 LIABILITY
---------------            ------             ----             --------                  ---------
October 2004            $100 million         3.75%           30-day LIBOR              $2.1 million

         The net fair value of the swap is included in other liabilities, with a corresponding charge to other comprehensive income, net of tax. The fair value is based on the settlement value obtained from the counter-party in the transaction. If the interest rates at December 31, 2003 remain unchanged, the cash flow settlements to be paid by the Company for the next ten months would total approximately $2.2 million. The Company intends to hold the swap to maturity. There is no ineffectiveness in the transaction as the rate being swapped is identical to the underlying rate on the floorplan notes payable.

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

         Advertising

         The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2003, 2002, and 2001, totaled $60.5, $49.6 and $38.3 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in other accruals on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $13.9, $13.2 and $11.5 million for advertising assistance received related to vehicles sold for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, accrued expenses included $2.9 and $1.4 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

         Business Concentrations

         The Company owns and operates franchised automotive dealerships in the United States. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company's sales volume could be adversely impacted by the manufacturers' or distributors' inability to supply the dealerships with an adequate supply of vehicles.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accompanying consolidated financial statements relate to reserves for inventory valuations, future chargebacks on finance and vehicle service contract fees, and self-insured medical, income taxes and property / casualty plans and valuation of intangible assets. Actual results could differ from those estimates.

         Statements of Cash Flows

         For purposes of the statements of cash flows, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the statements of cash flows.

         Related Party Transactions

         From time to time, the Company has entered into transactions with related parties. Related parties include officers, directors, five percent or greater stockholders and other management personnel of the Company.

         At times, the Company has purchased its stock from related parties. These transactions were completed at then current market prices. See Note 11 for a summary of our related party lease commitments. See Note 3 for information regarding certain transactions that occurred during the year ended December 31, 2003. There are no other significant related party transactions.

         Earnings Per Share

         SFAS No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share are computed including the impact of all potentially dilutive securities. The following table sets forth the shares outstanding for the earnings per share calculations for the years ended December 31, 2003, 2002 and 2001:

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------------------
                                                                                     2003              2002              2001
                                                                                 -----------       -----------       -----------
Common stock issued, beginning of period ..................................       22,499,158        23,029,853        21,260,227
   Weighted average common stock issued in offerings ......................                -                 -           605,753
   Weighted average common stock issued to employee stock
      purchase plan .......................................................          124,336            76,914           180,034
   Weighted average common stock issued in stock option exercises .........          298,168           247,494            62,773
   Less: Weighted average treasury shares purchased and weighted
      average shares purchased and cancelled ..............................         (397,837)         (479,343)       (1,971,126)
                                                                                 -----------       -----------       -----------
Shares used in computing basic earnings per share .........................       22,523,825        22,874,918        20,137,661
   Dilutive effect of stock options, net of assumed repurchase
      of treasury stock ...................................................          822,396         1,093,154         1,277,493
                                                                                 -----------       -----------       -----------
Shares used in computing diluted earnings per share .......................       23,346,221        23,968,072        21,415,154
                                                                                 ===========       ===========       ===========

         Any options with an exercise price in excess of the average market price of the Company's common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.4, 0.4 and 0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         Stock Compensation

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to record employee compensation expense in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Accordingly,

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense is recorded for stock options based on the excess of the fair market value of the common stock on the date the options were granted over the aggregate exercise price of the options. As the exercise price of options granted under the stock incentive plan has been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to the stock incentive plan has been recorded. Additionally, no compensation expense is recorded for shares issued pursuant to the employee stock purchase plan as it is a qualified plan.

         Had compensation expense for the stock incentive and employee stock purchase plans been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                        2003             2002              2001
                                                      ----------       ----------       ----------
                                                     (in thousands, except per share amounts)
Net income, as reported ........................      $   76,126       $   67,065       $   55,442
Add:  Stock-based employee compensation expense
  included in reported net income, net of
  related tax effects ..........................              --              120                -

Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects ......................................          (3,576)          (5,333)          (3,728)
                                                      ----------       ----------       ----------
Pro forma net income ...........................      $   72,550       $   61,852       $   51,714
                                                      ==========       ==========       ==========
Earnings per share:

  Basic - as reported ..........................      $     3.38       $     2.93       $     2.75
  Basic - pro forma ............................      $     3.22       $     2.70       $     2.57

  Diluted - as reported ........................      $     3.26       $     2.80       $     2.59
  Diluted - pro forma ..........................      $     3.11       $     2.58       $     2.41

         Recent Accounting Pronouncements

         In January 2003, FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities, which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The interpretation is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. In December 2003, the FASB issued a revision to FIN No. 46, ("FIN No. 46R"), to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of this revised interpretation. Otherwise, application of FIN No. 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company is currently analyzing the impact this interpretation will have on its consolidated results of operations and its financial position, with respect to entities created or acquired before February 1, 2003.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. BUSINESS COMBINATIONS:

         During 2003, the Company acquired eight automobile dealership franchises in Louisiana, Oklahoma and Texas, and completed a market consolidation project in conjunction with DaimlerChrysler's Alpha Initiative in Dallas, Texas. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $35.4 million in cash, net of cash received, the assumption of an estimated $52.7 million of inventory financing and the assumption of $4.8 million of notes payable. The consolidated balance sheet includes preliminary allocations of the purchase price for all of the acquisitions, and the allocations are subject to final adjustment. These allocations resulted in recording approximately $15.8 million of franchise value intangible assets, and $10.6 million of goodwill, of which $9.7 million is deductible for tax purposes.

         Included in the acquisitions and dispositions discussed above, the Company purchased three automobile dealership franchises from Robert E. Howard II, a director of the Company, and sold one automobile dealership franchise to a company owned by Mr. Howard. The Company acquired Ford, Lincoln and Mercury franchises, with $131.2 million in annual revenues, and sold a Mercedes-Benz franchise, with $47.4 million in annual revenues. In completing the acquisitions, the aggregate consideration paid by the Company consisted of $12.7 million of cash, net of cash received and the assumption of approximately $22.9 million of inventory financing. The Company received $7.4 million in cash from the sale of the Mercedes-Benz dealership franchise and related assets, including goodwill of approximately $3.6 million. The Company believes the sale of the Mercedes-Benz dealership was at fair market value. The proceeds received exceeded the Company's basis in the dealership by approximately $1.3 million. This excess sales price over cost was recorded as a reduction of the cost basis in the newly acquired Ford, Lincoln and Mercury dealerships. Additionally, the outstanding inventory financing for the Mercedes-Benz dealership was assumed by a company owned by Mr. Howard. As a result of the two transactions described above, the Company's goodwill was reduced by $3.3 million and its intangible asset for franchise value increased $0.5 million.

         Additionally, during 2003, the Company disposed of the net assets, including $3.6 million of goodwill, of three dealership franchises and received $7.4 million in cash. No gain or loss was recognized on these transactions. See the discussion in the preceding paragraph regarding the accounting for the sale of the Mercedes-Benz franchise.

         During 2002, the Company acquired 15 automobile dealership franchises. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $81.4 million in cash, net of cash and cash equivalents received, and the assumption of an estimated $59.0 million of inventory financing. The purchase price allocations resulted in recording approximately $56.3 million of franchise value intangible assets and $37.0 million of goodwill, of which $17.2 million is deductible for tax purposes.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Six of the franchises acquired were part of Miller Automotive Group, a platform acquisition completed in August of 2002 in Southern California and their results of operations have been included in our statements since that time. The acquisition expanded the Company's geographic and brand diversity, and represents its first operations in California. All of the businesses acquired are now 100% wholly-owned subsidiaries of the Company. The Company paid $55.8 million in cash, net of cash and cash equivalents received, and assumed $40.5 million of floorplan notes payable in completing this acquisition. The purchase price was arrived at based on a calculation including the tangible net worth of the companies acquired, plus an amount equal to the estimated income before taxes times an agreed upon multiple. The total purchase price paid in excess of the net amounts assigned to the assets acquired, including franchise value intangibles, and liabilities assumed was recognized as goodwill.

         Additionally, during 2002, the Company disposed of the net assets, including $4.2 million of goodwill, of five dealership franchises and received $7.4 million in cash. A gain of $0.4 million was recognized on these sales and is recorded in Other Income (Expense), net in the statement of operations.

         During 2001, the Company acquired four automobile dealership franchises. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing these acquisitions included approximately $11.0 million in cash, net of cash received, the assumption of an estimated $7.7 million of inventory financing and the assumption of approximately $0.3 million of notes payable. The purchase price allocations resulted in recording approximately $8.5 million of intangible assets, a portion of which was amortized during 2001. Additionally, during 2001, the Company sold eight dealership franchises for $5.4 million in cash. No gain or loss was recognized on these sales as they were completed at net book value.

         The following pro forma financial information consists of income statement data from the consolidated financial statements plus (1) unaudited income statement data for all acquisitions and dispositions completed between January 1, 2002, and December 31, 2003, assuming that they occurred on January 1, 2002, and (2) certain pro forma adjustments discussed below:

                                                          2003              2002
                                                          ----              ----
                                                 (in millions, except per share amounts)
                                                              (unaudited)
Revenues ....................................          $ 4,568.9          $ 4,738.4
Gross profit ................................              730.7              734.9
Income from operations ......................              147.9              155.7
Net income ..................................               75.8               75.0
Basic earnings per share ....................               3.36               3.28
Diluted earnings per share ..................               3.25               3.13

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

         Accounts and notes receivable consist of the following:

                                                               DECEMBER 31,
                                                       ---------------------------
                                                         2003               2002
                                                       --------           --------
                                                              (in thousands)
Amounts due from manufacturers ..............          $ 36,458           $ 32,156
Parts and service receivables ...............            12,856             11,244
Finance and insurance receivables ...........             7,439              7,531
Other .......................................             9,121             10,012
                                                       --------           --------
   Total accounts and notes receivable ......            65,874             60,943
Less - Allowance for doubtful accounts ......            (2,270)            (2,749)
                                                       --------           --------
   Accounts and notes receivable, net .......          $ 63,604           $ 58,194
                                                       ========           ========

         Inventories, net of valuation reserves, consist of the following:

                                                    DECEMBER 31,
                                            --------------------------
                                              2003              2002
                                            --------          --------
                                                   (in thousands)
New vehicles .....................          $536,289          $500,842
Used vehicles ....................            86,108            80,115
Rental vehicles ..................            10,744            11,254
Parts, accessories and other .....            38,138            29,994
                                            --------          --------
   Total inventories .............          $671,279          $622,205
                                            ========          ========

         The Company provides valuation reserves against its used vehicle inventories based on a detailed review of its inventory, actual subsequent sales of the inventory, the Company's historical loss experience and consideration of current market trends. At December 31, 2003, the Company established a $1.1 million reserve for estimated used vehicle losses, as compared to a $6.6 million reserve at December 31, 2002. The net decline of $5.5 million in the used vehicle valuation reserve, based on $1.2 billion of used vehicle sales, was due to the application of losses incurred retailing and wholesaling used vehicles during 2003 against the reserve. Based on a detailed review of the used vehicle inventory at December 31, 2003, subsequent sales of the inventory and economic trends indicating an improved used vehicle market, the Company determined that $1.1 million was the appropriate used vehicle valuation reserve in the current environment, and it was not necessary to charge used vehicle cost of sales to establish the used vehicle valuation reserve at the same level as at December 31, 2002.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Property and equipment consist of the following:

                                           ESTIMATED                     DECEMBER 31,
                                         USEFUL LIVES           -----------------------------
                                           IN YEARS               2003                 2002
                                        --------------          --------             ---------
                                                                        (in thousands)
Land..................................             -            $ 22,282             $ 20,168
Buildings.............................      30 to 40              29,672               22,958
Leasehold improvements................       7 to 15              33,559               28,413
Machinery and equipment...............       7 to 20              32,450               30,044
Furniture and fixtures................       3 to 10              42,328               35,808
Company vehicles......................        3 to 5               5,879                5,285
                                                                --------             --------
  Total...............................                           166,170              142,676
Less - Accumulated depreciation  and
  amortization........................                           (44,102)             (35,255)
Construction in progress..............                             9,579                8,849
                                                                --------             --------
  Property and equipment, net.........                          $131,647             $116,270
                                                                ========             ========

         Depreciation expense totaled approximately $12.5, $10.1, and $8.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

5. INTANGIBLE ASSETS AND GOODWILL:

         The following is a roll forward of the Company's intangible asset and goodwill accounts:

                                                               FRANCHISE VALUE
                                                                 INTANGIBLE          GOODWILL
                                                                 ----------          --------
Balance, December 31, 2000 ............................          $       -          $ 285,892
   Additions through acquisitions .....................              4,614              3,861
   Amortization expense ...............................                  -             (7,488)
   Reductions from sales of dealerships ...............                  -             (4,352)
                                                                 ---------          ---------
Balance, December 31, 2001 ............................              4,614            277,913
   Additions through acquisitions .....................             56,265             37,034
   Reductions from sales of dealerships ...............                  -             (4,161)
   Realization of tax benefits ........................                  -             (2,879)
                                                                 ---------          ---------
Balance, December 31, 2002 ............................             60,879            307,907
    Additions through acquisitions ....................             15,777             10,618
    Reductions from sales of dealerships ..............                  -             (3,615)
    Realization of tax benefits .......................                  -               (699)
                                                                 ---------          ---------
Balance, December 31, 2003 ............................          $  76,656          $ 314,211
                                                                 =========          =========

         The reduction in goodwill related to the realization of certain tax benefits is due to differences between the book and tax bases of the goodwill.

         The following table computes the impact on net income of the change in accounting for intangible assets, required by SFAS No. 142:

                                                               YEAR ENDED
                                                            DECEMBER 31, 2001
                                                         ----------------------
                                                         (dollars in thousands,
                                                        except per share amounts)
Net income ..........................................            $55,442
Goodwill amortization expense, net of tax ...........              5,611
                                                                 -------
Pro forma net income ................................            $61,053
                                                                 =======

Pro forma earnings per share:
   Basic ............................................            $  3.03
   Diluted ..........................................            $  2.85

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FLOORPLAN NOTES PAYABLE:

         The Company obtains its floorplan financing through its Revolving Credit Agreement with a lending group (the "Credit Facility"), a floorplan arrangement with Ford Motor Credit Company (the "FMCC Facility"), and arrangements with several of the automobile manufacturers for financing of its rental vehicle inventory. The floorplan notes payable reflect amounts payable for the purchase of specific vehicle inventory and consist of the following:

                                                                          DECEMBER 31,
                                                                 --------------------------
                                                                   2003             2002
                                                                 --------          --------
                                                                        (in thousands)
New vehicles-Credit Facility ..........................          $229,495          $585,204
New vehicles-FMCC Facility ............................           192,897                --
Used vehicles-Credit Facility .........................            60,570            56,164
Rental vehicles-Credit Facility .......................             1,682             1,220
Rental vehicles-others ................................             8,924             9,950
                                                                 --------          --------
         Total floorplan notes payable ................          $493,568          $652,538
                                                                 ========          ========

         The Credit Facility lending group is comprised of 14 major financial institutions, including two manufacturer captive finance companies. The manufacturer captive finance companies are Toyota Motor Credit Corporation and BMW Financial Services NA, LLC. The Credit Facility provides $581.2 million of floorplan financing for new and used vehicles and matures on June 30, 2006, and can be expanded to a maximum capacity of $800 million. The notes payable bear interest at the London Interbank Offered Rate ("LIBOR") plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. As of December 31, 2003 and 2002, the interest rate on the notes payable outstanding was 2.31% and 2.53%, respectively. See the discussion of the Company's interest rate swaps under Note 2.

         During 2003, the Company entered into the FMCC Facility for the financing of its entire Ford, Lincoln and Mercury new vehicle inventory. The arrangement provides for $300.0 million of floorplan financing and matures on June 2, 2006. The notes payable bear interest at a rate of Prime plus 100 basis points minus certain incentives. As of December 31, 2003, the interest rate on the notes payable outstanding was 2.90%, before considering non-interest related incentives. After all incentives received, the effective interest rate approximates the interest rate on the Credit Facility.

         As discussed more fully in Note 2, the Company receives interest assistance from certain automobile manufacturers. The assistance, has ranged from approximately 80% to 160% of the Company's floorplan interest expense, over the past three years.

         The Credit Facility and FMCC Facility arrangements permit the Company to borrow up to $881.2 million, dependent upon new and used vehicle inventory levels. As of December 31, 2003, total available borrowings under the arrangements were approximately $396.6 million.

         Payments on the floorplan notes payable are due as the vehicles are sold. The floorplan notes payable are collateralized by substantially all of the vehicle inventories of the Company. Additionally, under the FMCC Facility, the Company is required to maintain a $1.5 million balance in a Ford Money Market Account as additional collateral. This balance is reflected in other long term assets on the balance sheet at December 31, 2003.

         Excluding rental vehicles financed through the Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. The financing arrangements generally require small monthly payments and mature in varying amounts between 2004 and 2006. The weighted average interest rate charged as of December 31, 2003, was 3.9%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT:

                                                                                    DECEMBER 31,
                                                                           ---------------------------
                                                                             2003               2002
                                                                           --------           --------
                                                                                  (in thousands)
Credit Facility (described below) ...............................          $     --           $     --
Various notes payable, maturing in varying amounts
  through August 2018 with a weighted average interest
  rate of 10.38% ................................................            13,613             10,070
                                                                           --------           --------
Total long-term debt ............................................            13,613             10,070
  Less - Current portion ........................................              (910)              (997)
                                                                           --------           --------
Long-term portion ...............................................          $ 12,703           $  9,073
                                                                           ========           ========

         In addition to floorplan notes payable, the Credit Facility provides an acquisition line of credit of up to $193.8 million for the financing of acquisitions, general corporate purposes or capital expenditures. The acquisition line can be expanded to a maximum capacity of $200.0 million. The amount of funds available under the acquisition line is dependent upon a calculation based on the Company's cash flow. Based on the December 31, 2003 financial statements, $188.8 million was available under the acquisition line, after deducting $5.0 million for outstanding letters of credit. The acquisition line of credit of the Credit Facility bears interest based on LIBOR plus a margin varying from 175 to 325 basis points, determined based on a ratio of debt to equity. Additionally, the Credit Facility contains various covenants including financial ratios, such as, fixed-charge coverage, interest coverage and a minimum net worth requirement, among others, and other requirements that must be maintained by the Company. As of December 31, 2003, the Company was in compliance with these requirements. The Credit Facility permits up to 33% of the Company's net income to be used for cash dividends and stock repurchases. The interest rate on borrowings under the acquisition line of credit of the Credit Facility would have been 3.62% based on LIBOR at December 31, 2003, but there were no amounts outstanding at that time. Land, buildings or other assets secure all of the notes payable listed above.

         Total interest incurred on long-term debt was approximately $2.8, $3.0 and $5.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, which included approximately $1.0, $1.3, and $0.9 million of capitalized interest on construction projects in 2003, 2002 and 2001, respectively. The aggregate maturities of long-term debt as of December 31, 2003, were as follows (in thousands):

2004                              $   910
2005 .....................            935
2006 .....................            732
2007 .....................            707
2008 .....................            775
Thereafter ...............          9,554
                                  -------
  Total long-term debt ...        $13,613
                                  =======

8. SENIOR SUBORDINATED NOTES:

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company's 10 7/8% Senior Subordinated Notes due 2009 (the "Notes") pay interest semi-annually on March 1 and September 1, each year. The Company intends to redeem all or part of the Notes at a redemption price of 105.438% of the principal amount plus accrued interest on the initial redemption date of March 1, 2004. See further discussion of the redemption in Note 16. The Notes are jointly and severally and fully and unconditionally guaranteed, on an unsecured senior subordinated basis, by all of the Subsidiary Guarantors. Additionally, the Notes are subject to various covenants, including financial ratios, and other requirements that must be maintained by the Company.

         During 2001 and 2002, the Company repurchased a portion of its Notes. The Company recorded a $1.2 million loss during 2002 related to the repurchases, which is included in Other income (expense), net in the statement of operations. The purchases during 2001 were completed at or near the Company's carrying value of the Notes.

         At the time of the issuances of the Notes and the 8 1/4% Notes, the Company incurred certain costs, which are included in long-term Other Assets on the balance sheets. The balances in the deferred cost accounts at December 31, 2003 and 2002, totaled $0.9 and $0.1 million, respectively.

         Total interest expense on the Notes for the years ended December 31, 2003, 2002 and 2001, was approximately $12.9, $8.8 and $10.1 million, respectively.

9. STOCK-BASED COMPENSATION PLANS:

         In 1996, Group 1 adopted the 1996 Stock Incentive Plan, as amended, (the "Plan"), which provides for the granting or awarding of stock options, stock appreciation rights and restricted stock to employees and directors. The number of shares authorized and reserved for issuance under the Plan is 4.5 million shares, of which 414,148 are available for future issuance as of December 31, 2003. The terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. All outstanding options are exercisable over a period not to exceed 10 years and vest over three- to six-year periods.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the Company's outstanding stock options:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                  NUMBER         EXERCISE PRICE
                                                                ----------       --------------
Options outstanding, December 31, 2000 ...............           3,542,129           $13.36
  Grants (exercise prices between $11.31 and
     $28.97 per share) ...............................             559,500            25.18
  Exercised ..........................................            (182,090)           12.29
  Forfeited ..........................................            (334,230)           15.75
                                                                ----------           ------
Options outstanding, December 31, 2001 ...............           3,585,309            15.04
  Grants (exercise prices between $19.47 and
     $44.96 per share) ...............................             505,950            34.61
  Exercised ..........................................            (383,245)           11.16
  Forfeited ..........................................            (189,665)           20.26
                                                                ----------           ------
Options outstanding, December 31, 2002 ...............           3,518,349            18.00
  Grants (exercise prices between $22.93 and
     $34.85 per share) ...............................             176,000            29.78
  Exercised ..........................................            (482,509)           10.60
  Forfeited ..........................................            (374,205)           23.28
                                                                ----------           ------
Options outstanding, December 31, 2003 ...............           2,837,635           $19.29
                                                                ==========           ======

         At December 31, 2003, 2002 and 2001, 1,767,339, 1,771,538 and 1,309,079
options, respectively, were exercisable at weighted average exercise prices of $15.44, $13.49 and $13.02, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2003, 2002 and 2001 is $18.02, $21.73 and $18.67, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model is not designed to measure not-for-sale options, but is the most widely used method for option valuation. The following table summarizes the weighted average information used in determining the fair value of the options granted during the years ended December 31, 2003, 2002 and 2001:

                                                                2003           2002           2001
                                                               ------         -------        --------
Weighted average risk-free interest rate ..............           3.8%           4.6%           5.1%
Weighted average expected life of options .............        8 years        8 years        10 years
Weighted average expected volatility ..................          51.9%          52.5%          57.7%
Weighted average expected dividends ...................            --             --             --

         The following table summarizes information regarding stock options outstanding as of December 31, 2003:

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                         --------------------------------------------------      ---------------------------------
                           NUMBER         WEIGHTED AVERAGE     WEIGHTED             NUMBER             WEIGHTED
     RANGE OF            OUTSTANDING         REMAINING          AVERAGE           EXERCISABLE           AVERAGE
 EXERCISE PRICES         AT 12/31/03     CONTRACTUAL LIFE    EXERCISE PRICE       AT 12/31/03       EXERCISE PRICE
 ---------------         -----------     ----------------    --------------       -----------       --------------
     $ 2.90                  26,000          3.2 years          $    2.90             26,000          $    2.90
$9.00 to $13.99             988,915          5.6                    11.11            759,475              11.09
$14.00 to $19.99            946,813          5.6                    17.08            761,763              16.83
$20.00 to $24.99            342,307          7.3                    24.49            106,569              24.58
$25.00 to $44.99            533,600          8.4                    35.85            113,532              29.44
                          ---------          ---------          ---------          ---------          ---------
     Total                2,837,635          6.3 years          $   19.29          1,767,339          $   15.44
                          =========          =========          =========          =========          =========

         In September 1997, Group 1 adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended, (the "Purchase Plan"). The Purchase Plan authorizes the issuance of up to 2.0 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after June 30, 2007. As of December 31, 2003, there were 628,272 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the "Option Period") during the term of the Purchase Plan, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During 2003, 2002 and 2001, the Company issued 191,063, 153,954 and 257,235 shares, respectively, of common stock to employees participating in the Purchase Plan.

10.  EMPLOYEE SAVINGS PLANS:

         The Company has a deferred compensation plan to provide selected employees with the opportunity to accumulate additional savings for retirement on a tax-deferred basis. Participants in the plan are allowed to defer receipt of a portion of their salary and/or bonus compensation earned. The participants can choose from various defined investment options to determine their earnings crediting rate, however, the Company has complete discretion over how the funds are utilized. Participants in the plan are unsecured creditors of the Company. The balances due to participants of the deferred compensation plan as of December 31, 2003 and 2002 were $12.3 and $7.5 million, respectively.

         The Company offers a 401k plan to all of its employees and provides a matching contribution to those employees that participate. The matching contributions paid by the Company totaled $3.2, $2.7 and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

11.  OPERATING LEASES:

         The Company leases various facilities and equipment under long-term operating lease agreements. These leases expire on various dates through December 2031 and, in general, have renewal or cancellation options, at the Company's option, at various times during the lease term.

         Future minimum lease payments for operating leases as of December 31, 2003, are as follows (in thousands):

                                          RELATED            THIRD
YEAR ENDED DECEMBER 31,                   PARTIES           PARTIES             TOTAL
-------------------------------           -------           --------           --------
2004...........................           $10,326           $ 38,877           $ 49,203
2005...........................            10,198             37,648             47,846
2006...........................            10,198             37,296             47,494
2007...........................            10,078             37,125             47,203
2008...........................             7,307             34,194             41,501
Thereafter.....................            51,837            172,552            224,389
                                          -------           --------           --------
Total..........................           $99,944           $357,692           $457,636
                                          =======           ========           ========

         Total rent expense under all operating leases, including operating leases with related parties, was approximately $46.5, $36.8 and $30.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Rental expense on related party leases, which is included in the above amounts, totaled approximately $9.5, $8.4 and $7.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         In addition to the transactions discussed in Note 3, effective February 18, 2003, the Company sold certain dealership buildings in Oklahoma City to Mr. Howard for $4.5 million and leased them back on a 25-year lease. The sales price represents the Company's cost basis in recently constructed buildings and no gain or loss was recognized. The Company will pay Mr. Howard a market rental rate of $44,376 per month, under standard lease terms, for land owned by Mr. Howard and the buildings sold and leased back. The Company believes that the terms of the lease are at fair market value.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES:

         Federal and state income taxes are as follows:

                                                                        DECEMBER 31,
                                                       --------------------------------------------
                                                         2003              2002             2001
                                                       --------          --------          --------
                                                                     (in thousands)
Federal -
  Current ...................................          $ 22,837          $ 31,026          $ 32,514
  Deferred ..................................            11,091             6,336            (1,129)
State -
  Current ...................................             2,158             2,308             2,691
  Deferred ..................................               860               547               (96)
                                                       --------          --------          --------
Provision for income taxes ..................          $ 36,946          $ 40,217          $ 33,980
                                                       ========          ========          ========

         Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 2003, 2002 and 2001 to income before income taxes as follows:

                                                                             DECEMBER 31,
                                                            ---------------------------------------------
                                                              2003               2002              2001
                                                            --------           --------          --------
                                                                            (in thousands)
Provision at the statutory rate ..................          $ 39,575           $ 37,549          $ 31,298
Increase (decrease) resulting
from -
  State income tax, net of benefit
     for federal deduction .......................             2,058              1,856             1,669
  Non-deductible portion of
     goodwill amortization .......................                 -                  -               776
  Resolution of  tax contingencies ...............            (5,423)                 -                 -
  Other ..........................................               736                812               237
                                                            --------           --------          --------
Provision for income taxes .......................          $ 36,946           $ 40,217          $ 33,980
                                                            ========           ========          ========

         During 2003, the Company resolved certain tax contingencies as various state and federal tax audits were concluded providing certainty and resolution on various formation, financing, acquisition and structural matters. In addition, various other tax exposures of acquired companies have been favorably resolved. As a result the Company recorded a reduction in its tax reserve, which reduced the effective tax rate for 2003 to 32.7% as compared to 37.5% for 2002.

         Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

                                                                          DECEMBER 31,
                                                                 ---------------------------
                                                                   2003               2002
                                                                 --------           --------
                                                                         (in thousands)
Loss reserves and accruals ............................          $ 24,911           $ 27,150
Goodwill amortization .................................           (20,030)           (13,855)
Depreciation expense ..................................            (9,583)            (5,785)
Reinsurance operations ................................            (2,258)            (2,490)
Interest rate swaps ...................................               771              2,059
Other .................................................            (2,154)            (3,937)
                                                                 --------           --------
   Net deferred tax asset (liability) .................          $ (8,343)          $  3,142
                                                                 ========           ========

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The net deferred tax assets (liabilities) are comprised of the following:

                                                                         DECEMBER 31,
                                                                         ------------
                                                                   2003               2002
                                                                 --------           --------
                                                                       (in thousands)
Deferred tax assets -
   Current ............................................          $ 13,585           $ 14,297
   Long-term ..........................................            19,302             24,264
Deferred tax liabilities -
   Current ............................................            (2,421)            (3,504)
   Long-term ..........................................           (38,809)           (31,915)
                                                                 --------           --------
 Net deferred tax asset (liability) ...................          $ (8,343)          $  3,142
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

         The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company's Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state action and the defendants have requested that the Texas Supreme Court review that decision on appeal. On August 25, 2003, the Texas Supreme Court requested briefing in the state cases. Such briefing was completed on February 6, 2004. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. Briefing on the merits of defendants' appeal was completed on February 13, 2004. The parties participated in mediation in 2003. That mediation resulted in a settlement proposal from the plaintiff class representatives to the defendant dealers, including the Company's Texas dealership subsidiaries. The proposal was contingent on achieving a certain minimum level of participation among the defendant dealers based on the number of transactions in which each dealer engaged. Because the participation threshold was not satisfied, the proposal failed. While the Company does not believe this litigation will have a material adverse effect on its financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

         In addition to the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management's opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company's financial position.

         Insurance

         Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. The Company's insurance includes umbrella policies with a $105.0 million aggregate limit, as well as insurance on its real property, comprehensive coverage for its vehicle inventory, general liability insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with its vehicle sales and financing activities.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company retains some risk of loss under its self-insured medical and property / casualty plans. See further discussion under Note 2. The Company has a $4.9 million letter of credit outstanding, supporting its obligations with respect to its property/casualty insurance program.

         Split Dollar Life Insurance

         On January 23, 2002, the Company, with the approval of the Compensation Committee of the Board of Directors, entered into an agreement with a trust established by B.B. Hollingsworth, Jr., the Company's Chairman, President and Chief Executive Officer, and his wife (the "Split-Dollar Agreement"). Under the Split-Dollar Agreement, the Company committed to make advances of a portion of the insurance premiums on a life insurance policy purchased by the trust on the joint lives of Mr. and Mrs. Hollingsworth. Under the terms of the Split-Dollar Agreement, the Company committed to pay the portion of the premium on the policies not related to term insurance each year for a minimum of seven years. The obligations of the Company under the Split-Dollar Agreement to pay premiums on the split-dollar insurance are not conditional, contingent or terminable under the express terms of the contract. Premiums to be paid by the Company are approximately $300,000 per year. The face amount of the policy is $7.5 million. The Company is entitled to reimbursement of the amounts paid, without interest, upon the first to occur of (a) the death of the survivor of Mr. and Mrs. Hollingsworth and (b) the termination of the Split-Dollar Agreement. In no event will the Company's reimbursement exceed the accumulated cash value of the insurance policy, which will be less than the premiums paid in the early years. The Split-Dollar Agreement terminates upon the later to occur of the following:
(a) the date that Mr. Hollingsworth ceases to be an officer, director, consultant or employee of the Company for any reason other than total and permanent disability and (b) January 23, 2017. The insurance policy has been assigned to the Company as security for repayment of the amounts which the Company contributes toward payments due on such policy.

         In accordance with the terms of the Split-Dollar Agreement, the Company paid the 2002 premium in the amount of $299,697 in January 2002. However, due to the uncertainty surrounding the applicability of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") to split-dollar life insurance arrangements, the Company, Mr. and Mrs. Hollingsworth and the trustees of the trust have agreed to the deferral of the Company's then-current obligations to pay premiums in 2003 and 2004 on the split-dollar life insurance policies until January 2005 or such earlier time as the parties mutually determine that such payments are not prohibited by the Sarbanes-Oxley Act. Due to the uncertainty surrounding the resolution of this matter, nothing has been recorded in the financial statements for the premium payments scheduled, but deferred for 2003 and 2004, of approximately $300,000 each. If the 2003 payment had been made as scheduled, the Company would have recorded approximately $26,000 as expense in the statement of operations, with the remainder being recorded as an increase in the cash surrender value of the insurance policy, which is reflected as an asset on the balance sheet.

         Vehicle Service Contract Obligations

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

         While the Company is not an obligor under the vehicle service contracts it currently sells, it is an obligor under vehicle service contracts previously sold in two states. The contracts were sold to our retail vehicle customers with terms, typically, ranging from two to seven years. The purchase price paid by the customer, net of the fee the Company received, was remitted to an administrator. The administrator set the pricing at a level adequate to fund expected future claims and their profit. Additionally, the administrator purchased insurance to further secure its ability to pay the claims under the contracts. The Company can become liable if the administrator and the insurance company are unable to fund future claims. Though the Company has never had to fund any claims related to these contracts, and reviews the credit worthiness of the administrator and the insurance company, it is unable to estimate the maximum potential claim exposure, but believes there will not be any future obligation to fund claims on the contracts. The Company's revenues related to these contracts were deferred at the time of sale and are being recognized over the life of the contracts. The amounts deferred are presented on the face of the balance sheets as deferred revenues from vehicle service contract sales.

14.  RECLASSIFICATIONS:

         Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the current year presentation. The following are the reclassifications made:

         - Documentary fees, which are fees charged to retail new and used vehicle customers for processing vehicle purchase documentation, were reclassified from other dealership revenues, net to new vehicle retail sales and used vehicle retail sales. The impact of this reclassification was as follows:

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                YEAR ENDED
                                                             DECEMBER 31, 2001
                                                           ---------------------
                                                           (dollars in thousands)
Increase new vehicle retail sales revenues ............          $  8,291
Increase used vehicle retail sales revenues ...........             6,585
Decrease other dealership revenues, net ...............           (14,876)
                                                                 --------
        Net impact on revenues ........................          $      -
                                                                 ========

         - Used vehicle retail and used vehicle wholesale sales and their respective cost of sales have been reclassified to separately present them on the face of 2001 statements of operations. The retail and wholesale amounts were combined in the used vehicle sales and used vehicle cost of sales line items in the 2001 statements of operations.

         - Retail finance fees, vehicle service contract fees and other finance and insurance revenues, net have been reclassified to separately present them on the face of the statements of operations. The amounts were combined in the other dealership revenues, net line item in the 2001 statements of operations.

         - Contracts-in-transit were reclassified from the cash line to a separate line item in the 2001 balance sheet. As a result of this reclassification, contracts-in-transit are now presented under changes in operating assets and liabilities in the operating activities section of the 2001 statements of cash flows. In 2001, the impact of this change was to reduce net cash provided by operating activities and the net increase (decrease) in cash by $12.7 million in the 2001 statement of cash flows.

         - Changes in the borrowings on the revolving credit facilities resulting from cash flow from operating activities were reclassified from changes in floorplan notes payable to be presented as changes in net borrowings (payments) on revolving credit facility in the 2002 and 2001 consolidated statements of cash flows. The impact of the changes was to increase net cash provided by operating activities and reduce net cash provided by (used in) financing activities by $1.3 million and $2.4 million in the 2002 and 2001 statements of cash flows, respectively.

         - Debt issue costs related to the underwriters' discount were reclassified from long term other assets to be presented as a reduction of senior subordinated notes on the December 31, 2002 balance sheet. The effect was to reduce the long term other assets balance by $1.4 million and reduce the senior subordinated notes balance by $1.4 million.

         - Deferred revenues related to the sale of vehicle maintenance agreements were reclassified from accrued expenses and long term other liabilities to be presented separately as deferred revenues from vehicle maintenance agreement sales on the December 31, 2002 balance sheet. The effect of the reduction was to reduce accrued liabilities and long term other liabilities by $1.1 million each.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                             QUARTER
                                                   ----------------------------------------------------------         FULL
YEAR ENDED DECEMBER 31,                              FIRST          SECOND           THIRD          FOURTH            YEAR
-----------------------                              -----          ------           -----          ------            ----
                                                                (in thousands, except per share data)
2003
Total revenues ..............................      $1,029,791      $1,147,880      $1,239,490      $1,101,399      $4,518,560
Gross profit ................................         169,448         184,216         194,447         175,300         723,411
Net income ..................................          14,816          19,980          21,694          19,636          76,126
Basic earnings per share ....................            0.66            0.89            0.96            0.87            3.38
Diluted earnings per share ..................            0.64            0.86            0.92            0.84            3.26

2002
Total revenues ..............................      $  946,074      $1,033,104      $1,202,588      $1,032,598      $4,214,364
Gross profit ................................         151,509         160,763         180,508         159,515         652,295
Net income ..................................          15,493          19,137          20,141          12,294          67,065
Basic earnings per share ....................            0.68            0.83            0.88            0.55            2.93
Diluted earnings per share ..................            0.64            0.78            0.84            0.53            2.80

         During the fourth quarter of 2003, the Company realized a tax benefit from the resolution of tax contingencies, resulting in a $4.8 million decrease in tax expense.

         During the fourth quarter of 2002, the Company revised its estimates related to certain exposures of its dealership properties resulting in a $2 million decrease in the estimate. The Company also increased its revenue deferrals related to certain warranty contracts sold to its customers by $3.8 million and increased related deferred costs by $0.9 million.

16.  SUBSEQUENT EVENTS (UNAUDITED):

         Recent Acquisitions

         Since December 31, 2003, the Company has completed acquisitions of four franchises. One of the acquisitions, with three franchises, is a new platform in New Jersey. The other franchise was acquired in a tuck-in acquisition and will complement platform operations in Central Texas. The aggregate consideration paid in completing these acquisitions was approximately $38.6 million in cash, net of cash received, 54,372 shares of Common Stock and the assumption of $29.8 million of inventory financing.

         Bond Redemption

         On March 1, 2004, the Company completed the redemption of all of its 10 7/8% senior subordinated notes. The Company incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred cost. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, totaled $79.5 million.

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
   3.1     --   Restated Certificate of Incorporation of the Company
                (Incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement on Form S-1 Registration No.
                333-29893).

   3.2     --   Certificate of Designation of Series A Junior Participating
                Preferred Stock (Incorporated by reference to Exhibit 3.2
                of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

   3.3     --   Bylaws of the Company (Incorporated by reference to Exhibit
                3.3 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

   4.1     --   Specimen Common Stock Certificate (Incorporated by
                reference to Exhibit 4.1 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

   4.2     --   Subordinated Indenture dated as of August 13, 2003 among
                Group 1 Automotive, Inc., the Subsidiary Guarantors named
                therein and Wells Fargo Bank, N.A., as Trustee
                (Incorporated by reference to Exhibit 4.6 of the Company's
                Registration Statement on Form S-4 Registration No.
                333-109080).

   4.3     --   First Supplemental Indenture dated as of August 13, 2003
                among Group 1 Automotive, Inc., the Subsidiary Guarantors
                named therein and Wells Fargo Bank, N.A., as Trustee
                (Incorporated by reference to Exhibit 4.7 of the Company's
                Registration Statement on Form S-4 Registration No.
                333-109080).

   4.4     --   Form of Subordinated Debt Securities (included in
                Exhibit 4.3).

  10.1*    --   Employment Agreement between the Company and B.B.
                Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                Form 10-K for the year ended December 31, 2001).

  10.2*    --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to
                Exhibit 10.5 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1997).

  10.3*    --   Employment Agreement between the Company and Scott L.
                Thompson dated November 3, 1997 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1997).

  10.4*    --   1996 Stock Incentive Plan (Incorporated by reference to
                Exhibit 10.7 of the Company's Registration Statement on
                Form S-1 Registration No. 333-29893).

  10.5*    --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                by reference to Exhibit 10.8 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

  10.6     --   Lease Agreement between Howard Pontiac GMC and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.7     --   Lease Agreement between Bob Howard Motors and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.8     --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.9     --   Lease Agreement between Bob Howard Automotive-H and North
                Broadway Real Estate (Incorporated by reference to Exhibit
                10.9 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.10     --   Rights Agreement between Group 1 Automotive, Inc. and
                ChaseMellon Shareholder Services, L.L.C., as rights agent
                dated October 3, 1997 (Incorporated by reference to Exhibit
                10.10 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.11*    --   1998 Employee Stock Purchase Plan (Incorporated by
                reference to Exhibit 10.11 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.12     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                Group 1 Automotive, Inc. (Incorporated by reference to
                Exhibit 10.12 of the Company's Registration Statement on
                Form S-1 Registration No. 333-29893).


 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
 10.13     --   Form of Supplemental Agreement to General Motors
                Corporation Dealer Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.13 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.14     --   Supplemental Terms and Conditions between Ford Motor
                Company and Group 1 Automotive, Inc. dated September 4,
                1997 (Incorporated by reference to Exhibit 10.16 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.15     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                and Southwest Toyota, Inc. dated April 5, 1993
                (Incorporated by reference to Exhibit 10.17 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.16     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                (Incorporated by reference to Exhibit 10.18 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.17     --   Form of General Motors Corporation U.S.A. Sales and Service
                Agreement (Incorporated by reference to Exhibit 10.25 of
                the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.18     --   Fifth Amended and Restated Revolving Credit Agreement,
                dated as of June 2, 2003 (Incorporated by reference to
                Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2003).

 10.19     --   Form of Ford Motor Credit Company Automotive Wholesale
                Plan Application for Wholesale Financing and Security
                Agreement (Incorporated by reference to Exhibit 10.2 of the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 2003).

 10.20     --   First Amendment to Fifth Restated Revolving Credit
                Agreement, dated as of July 25, 2003 (Incorporated by
                reference to Exhibit 10.37 of the Company's Registration
                Statement on Form S-4 Registration No. 333-109080).

 10.21     --   Stock Pledge Agreement dated December 19, 1997
                (Incorporated by reference to Exhibit 10.54 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1997).

 10.22*    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit
                10.35 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 1998).

 10.23     --   Form of Ford Motor Company Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.38 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.24     --   Form of Chrysler Corporation Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.39 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.25     --   Form of Nissan Division Dealer Sales and Service Agreement.

 10.26     --   Form of Infiniti Division Dealer Sales and Service Agreement.

 10.27*    --   Second Amendment to the 1996 Stock Incentive Plan
                (Incorporated by reference to Exhibit 10.1 of the Company's
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 1999).

 10.28*    --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                Amended and Restated (Incorporated by reference
                to Exhibit 4.1 of the Company's Registration Statement on
                Form S-8 Registration No. 333-83260).

 10.29*    --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit
                4.1 of the Company's Registration Statement on Form S-8
                Registration No. 333-75754).

 10.30*    --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                Registration No. 333-75784).

 10.31     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                10.33 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2001).

 10.32     --   Interest Rate Swap Confirmation, dated as of October 19,
                2001 (Incorporated by reference to Exhibit 10.35 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2001).

 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
 10.33*    --   Split Dollar Life Insurance Agreement between Group 1
                Automotive, Inc., and Leslie Hollingsworth and Leigh
                Hollingsworth Copeland, as Trustees of the Hollingsworth
                2000 Children's Trust, dated as of January 23, 2002
                (Incorporated by reference to Exhibit 10.36 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.34     --   Lease Agreement between Bob Howard Automotive-East, Inc.
                and REHCO East, L.L.C (Incorporated by reference to Exhibit
                10.37 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2002).

 10.35     --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C
                (Incorporated by reference to Exhibit 10.38 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.36     --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                Broadway Real Estate Limited Liability Company
                (Incorporated by reference to Exhibit 10.39 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.37*    --   Employment Agreement between the Company and Kevin H.
                Whalen dated November 3, 2002 (Incorporated by reference to
                Exhibit 10.40 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 2002).

 10.38     --   Lease Agreement between Howard-Ford, Inc. and REHCO EAST,
                LLC dated as of February 28, 2003.

 10.39     --   Amendment and Assignment of Lease between Howard Ford,
                Inc., Howard-FLM, Inc. and REHCO EAST, LLC dated as of
                November 1, 2003.

 10.40*    --   First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr. effective March 1, 2002.

 10.41*    --   Split Dollar Life Insurance Payment Deferral Letter dated
                January 28, 2004.

  11.1     --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

  14.1     --   Code of Ethics for Specified Officers of Group 1
                Automotive, Inc. dated as of May 14, 2003.

  21.1     --   Group 1 Automotive, Inc. Subsidiary List.

  23.1     --   Consent of Ernst & Young LLP.

  31.1     --   Certification of Chief Executive Officer Under Section
                302 of the Sarbanes-Oxley Act of 2002.

  31.2     --   Certification of Chief Financial Officer Under Section 302
                of the Sarbanes-Oxley Act of 2002.

  32.1     --   Certification of Chief Executive Officer Under Section 906
                of the Sarbanes-Oxley Act of 2002.

  32.2     --   Certification of Chief Financial Officer Under Section 906
                of the Sarbanes-Oxley Act of 2002.

--------------
* Management contract or compensatory plan