Form 10-K/A
period 2003-12-31
GROUP 1 AUTOMOTIVE INC
filed 2004-03-15
CIK 1031203

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        This Form 10-K/A is being filed for the sole purpose of filing Exhibit 14.1--Code of Ethics for Specified Officers of Group 1 Automotive, Inc. dated as of May 14, 2003 ("Code of Ethics"). The Company inadvertently filed its Code of Conduct rather than its Code of Ethics as Exhibit 14.1 to the Company's previously filed Form 10-K.

         (d)      Exhibits

 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
   3.1     --   Restated Certificate of Incorporation of the Company
                (Incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement on Form S-1 Registration No.
                333-29893).

   3.2     --   Certificate of Designation of Series A Junior Participating
                Preferred Stock (Incorporated by reference to Exhibit 3.2
                of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

   3.3     --   Bylaws of the Company (Incorporated by reference to Exhibit
                3.3 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

   4.1     --   Specimen Common Stock Certificate (Incorporated by
                reference to Exhibit 4.1 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

   4.2     --   Subordinated Indenture dated as of August 13, 2003 among
                Group 1 Automotive, Inc., the Subsidiary Guarantors named
                therein and Wells Fargo Bank, N.A., as Trustee
                (Incorporated by reference to Exhibit 4.6 of the Company's
                Registration Statement on Form S-4 Registration No.
                333-109080).

   4.3     --   First Supplemental Indenture dated as of August 13, 2003
                among Group 1 Automotive, Inc., the Subsidiary Guarantors
                named therein and Wells Fargo Bank, N.A., as Trustee
                (Incorporated by reference to Exhibit 4.7 of the Company's
                Registration Statement on Form S-4 Registration No.
                333-109080).

   4.4     --   Form of Subordinated Debt Securities (included in
                Exhibit 4.3).

  10.1*    --   Employment Agreement between the Company and B.B.
                Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                Form 10-K for the year ended December 31, 2001).

  10.2*    --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to
                Exhibit 10.5 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1997).

  10.3*    --   Employment Agreement between the Company and Scott L.
                Thompson dated November 3, 1997 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1997).

  10.4*    --   1996 Stock Incentive Plan (Incorporated by reference to
                Exhibit 10.7 of the Company's Registration Statement on
                Form S-1 Registration No. 333-29893).

  10.5*    --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                by reference to Exhibit 10.8 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

  10.6     --   Lease Agreement between Howard Pontiac GMC and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.7     --   Lease Agreement between Bob Howard Motors and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.8     --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.9     --   Lease Agreement between Bob Howard Automotive-H and North
                Broadway Real Estate (Incorporated by reference to Exhibit
                10.9 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.10     --   Rights Agreement between Group 1 Automotive, Inc. and
                ChaseMellon Shareholder Services, L.L.C., as rights agent
                dated October 3, 1997 (Incorporated by reference to Exhibit
                10.10 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.11*    --   1998 Employee Stock Purchase Plan (Incorporated by
                reference to Exhibit 10.11 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.12     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                Group 1 Automotive, Inc. (Incorporated by reference to
                Exhibit 10.12 of the Company's Registration Statement on
                Form S-1 Registration No. 333-29893).


 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
 10.13     --   Form of Supplemental Agreement to General Motors
                Corporation Dealer Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.13 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.14     --   Supplemental Terms and Conditions between Ford Motor
                Company and Group 1 Automotive, Inc. dated September 4,
                1997 (Incorporated by reference to Exhibit 10.16 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.15     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                and Southwest Toyota, Inc. dated April 5, 1993
                (Incorporated by reference to Exhibit 10.17 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.16     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                (Incorporated by reference to Exhibit 10.18 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.17     --   Form of General Motors Corporation U.S.A. Sales and Service
                Agreement (Incorporated by reference to Exhibit 10.25 of
                the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.18     --   Fifth Amended and Restated Revolving Credit Agreement,
                dated as of June 2, 2003 (Incorporated by reference to
                Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2003).

 10.19     --   Form of Ford Motor Credit Company Automotive Wholesale
                Plan Application for Wholesale Financing and Security
                Agreement (Incorporated by reference to Exhibit 10.2 of the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 2003).

 10.20     --   First Amendment to Fifth Restated Revolving Credit
                Agreement, dated as of July 25, 2003 (Incorporated by
                reference to Exhibit 10.37 of the Company's Registration
                Statement on Form S-4 Registration No. 333-109080).

 10.21     --   Stock Pledge Agreement dated December 19, 1997
                (Incorporated by reference to Exhibit 10.54 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1997).

 10.22*    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit
                10.35 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 1998).

 10.23     --   Form of Ford Motor Company Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.38 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.24     --   Form of Chrysler Corporation Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.39 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.25     --   Form of Nissan Division Dealer Sales and Service Agreement.

 10.26     --   Form of Infiniti Division Dealer Sales and Service Agreement.

 10.27*    --   Second Amendment to the 1996 Stock Incentive Plan
                (Incorporated by reference to Exhibit 10.1 of the Company's
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 1999).

 10.28*    --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                Amended and Restated (Incorporated by reference
                to Exhibit 4.1 of the Company's Registration Statement on
                Form S-8 Registration No. 333-83260).

 10.29*    --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit
                4.1 of the Company's Registration Statement on Form S-8
                Registration No. 333-75754).

 10.30*    --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                Registration No. 333-75784).

 10.31     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                10.33 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2001).

 10.32     --   Interest Rate Swap Confirmation, dated as of October 19,
                2001 (Incorporated by reference to Exhibit 10.35 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2001).

 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
 10.33*    --   Split Dollar Life Insurance Agreement between Group 1
                Automotive, Inc., and Leslie Hollingsworth and Leigh
                Hollingsworth Copeland, as Trustees of the Hollingsworth
                2000 Children's Trust, dated as of January 23, 2002
                (Incorporated by reference to Exhibit 10.36 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.34     --   Lease Agreement between Bob Howard Automotive-East, Inc.
                and REHCO East, L.L.C (Incorporated by reference to Exhibit
                10.37 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2002).

 10.35     --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C
                (Incorporated by reference to Exhibit 10.38 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.36     --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                Broadway Real Estate Limited Liability Company
                (Incorporated by reference to Exhibit 10.39 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.37*    --   Employment Agreement between the Company and Kevin H.
                Whalen dated November 3, 2002 (Incorporated by reference to
                Exhibit 10.40 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 2002).

 10.38     --   Lease Agreement between Howard-Ford, Inc. and REHCO EAST,
                LLC dated as of February 28, 2003.

 10.39     --   Amendment and Assignment of Lease between Howard Ford,
                Inc., Howard-FLM, Inc. and REHCO EAST, LLC dated as of
                November 1, 2003.

 10.40*    --   First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr. effective March 1, 2002.

 10.41*    --   Split Dollar Life Insurance Payment Deferral Letter dated
                January 28, 2004.

  11.1     --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

  14.1+    --   Code of Ethics for Specified Officers of Group 1
                Automotive, Inc. dated as of May 14, 2003.

  21.1     --   Group 1 Automotive, Inc. Subsidiary List.

  23.1     --   Consent of Ernst & Young LLP.

  31.1+    --   Certification of Chief Executive Officer Under Section
                302 of the Sarbanes-Oxley Act of 2002.

  31.2+    --   Certification of Chief Financial Officer Under Section 302
                of the Sarbanes-Oxley Act of 2002.

  32.1+    --   Certification of Chief Executive Officer Under Section 906
                of the Sarbanes-Oxley Act of 2002.

  32.2+    --   Certification of Chief Financial Officer Under Section 906
                of the Sarbanes-Oxley Act of 2002.

--------------
* Management contract or compensatory plan.
+ Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on 15th day of March, 2004.

                                          Group 1 Automotive, Inc.

                                          By: /s/ B.B. Hollingsworth, Jr.
                                              ----------------------------------
                                              B.B. Hollingsworth, Jr.
                                              Chairman, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 15th day of March, 2004.

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

                                                     Director
-------------------------------------------------
John L. Adams

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

/s/ Louis E. Lataif                                  Director
-------------------------------------------------
Louis E. Lataif

/s/ Stephen D. Quinn                                 Director
-------------------------------------------------
Stephen D. Quinn

/s/ J. Terry Strange                                 Director
-------------------------------------------------
J. Terry Strange

/s/ Max P. Watson, Jr.                               Director
-------------------------------------------------
Max P. Watson, Jr.

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
   3.1     --   Restated Certificate of Incorporation of the Company
                (Incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement on Form S-1 Registration No.
                333-29893).

   3.2     --   Certificate of Designation of Series A Junior Participating
                Preferred Stock (Incorporated by reference to Exhibit 3.2
                of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

   3.3     --   Bylaws of the Company (Incorporated by reference to Exhibit
                3.3 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

   4.1     --   Specimen Common Stock Certificate (Incorporated by
                reference to Exhibit 4.1 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

   4.2     --   Subordinated Indenture dated as of August 13, 2003 among
                Group 1 Automotive, Inc., the Subsidiary Guarantors named
                therein and Wells Fargo Bank, N.A., as Trustee
                (Incorporated by reference to Exhibit 4.6 of the Company's
                Registration Statement on Form S-4 Registration No.
                333-109080).

   4.3     --   First Supplemental Indenture dated as of August 13, 2003
                among Group 1 Automotive, Inc., the Subsidiary Guarantors
                named therein and Wells Fargo Bank, N.A., as Trustee
                (Incorporated by reference to Exhibit 4.7 of the Company's
                Registration Statement on Form S-4 Registration No.
                333-109080).

   4.4     --   Form of Subordinated Debt Securities (included in
                Exhibit 4.3).

  10.1*    --   Employment Agreement between the Company and B.B.
                Hollingsworth, Jr. effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
                Form 10-K for the year ended December 31, 2001).

  10.2*    --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to
                Exhibit 10.5 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1997).

  10.3*    --   Employment Agreement between the Company and Scott L.
                Thompson dated November 3, 1997 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 1997).

  10.4*    --   1996 Stock Incentive Plan (Incorporated by reference to
                Exhibit 10.7 of the Company's Registration Statement on
                Form S-1 Registration No. 333-29893).

  10.5*    --   First Amendment to 1996 Stock Incentive Plan (Incorporated
                by reference to Exhibit 10.8 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

  10.6     --   Lease Agreement between Howard Pontiac GMC and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.7     --   Lease Agreement between Bob Howard Motors and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.8     --   Lease Agreement between Bob Howard Chevrolet and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

  10.9     --   Lease Agreement between Bob Howard Automotive-H and North
                Broadway Real Estate (Incorporated by reference to Exhibit
                10.9 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.10     --   Rights Agreement between Group 1 Automotive, Inc. and
                ChaseMellon Shareholder Services, L.L.C., as rights agent
                dated October 3, 1997 (Incorporated by reference to Exhibit
                10.10 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.11*    --   1998 Employee Stock Purchase Plan (Incorporated by
                reference to Exhibit 10.11 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.12     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                Group 1 Automotive, Inc. (Incorporated by reference to
                Exhibit 10.12 of the Company's Registration Statement on
                Form S-1 Registration No. 333-29893).


 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
 10.13     --   Form of Supplemental Agreement to General Motors
                Corporation Dealer Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.13 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.14     --   Supplemental Terms and Conditions between Ford Motor
                Company and Group 1 Automotive, Inc. dated September 4,
                1997 (Incorporated by reference to Exhibit 10.16 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.15     --   Toyota Dealer Agreement between Gulf States Toyota, Inc.
                and Southwest Toyota, Inc. dated April 5, 1993
                (Incorporated by reference to Exhibit 10.17 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.16     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A.,
                Inc. and SMC Luxury Cars, Inc. dated August 21, 1995
                (Incorporated by reference to Exhibit 10.18 of the
                Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.17     --   Form of General Motors Corporation U.S.A. Sales and Service
                Agreement (Incorporated by reference to Exhibit 10.25 of
                the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.18     --   Fifth Amended and Restated Revolving Credit Agreement,
                dated as of June 2, 2003 (Incorporated by reference to
                Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2003).

 10.19     --   Form of Ford Motor Credit Company Automotive Wholesale
                Plan Application for Wholesale Financing and Security
                Agreement (Incorporated by reference to Exhibit 10.2 of the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 2003).

 10.20     --   First Amendment to Fifth Restated Revolving Credit
                Agreement, dated as of July 25, 2003 (Incorporated by
                reference to Exhibit 10.37 of the Company's Registration
                Statement on Form S-4 Registration No. 333-109080).

 10.21     --   Stock Pledge Agreement dated December 19, 1997
                (Incorporated by reference to Exhibit 10.54 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1997).

 10.22*    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit
                10.35 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 1998).

 10.23     --   Form of Ford Motor Company Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.38 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.24     --   Form of Chrysler Corporation Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.39 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.25     --   Form of Nissan Division Dealer Sales and Service Agreement.

 10.26     --   Form of Infiniti Division Dealer Sales and Service Agreement.

 10.27*    --   Second Amendment to the 1996 Stock Incentive Plan
                (Incorporated by reference to Exhibit 10.1 of the Company's
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 1999).

 10.28*    --   Group 1 Automotive, Inc. Deferred Compensation Plan, as
                Amended and Restated (Incorporated by reference
                to Exhibit 4.1 of the Company's Registration Statement on
                Form S-8 Registration No. 333-83260).

 10.29*    --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit
                4.1 of the Company's Registration Statement on Form S-8
                Registration No. 333-75754).

 10.30*    --   Third Amendment to Group 1 Automotive, Inc. 1996 Stock
                Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                Registration No. 333-75784).

 10.31     --   ISDA Master Agreement (Incorporated by reference to Exhibit
                10.33 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2001).

 10.32     --   Interest Rate Swap Confirmation, dated as of October 19,
                2001 (Incorporated by reference to Exhibit 10.35 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2001).

 EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------
 10.33*    --   Split Dollar Life Insurance Agreement between Group 1
                Automotive, Inc., and Leslie Hollingsworth and Leigh
                Hollingsworth Copeland, as Trustees of the Hollingsworth
                2000 Children's Trust, dated as of January 23, 2002
                (Incorporated by reference to Exhibit 10.36 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.34     --   Lease Agreement between Bob Howard Automotive-East, Inc.
                and REHCO East, L.L.C (Incorporated by reference to Exhibit
                10.37 of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2002).

 10.35     --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C
                (Incorporated by reference to Exhibit 10.38 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.36     --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                Broadway Real Estate Limited Liability Company
                (Incorporated by reference to Exhibit 10.39 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.37*    --   Employment Agreement between the Company and Kevin H.
                Whalen dated November 3, 2002 (Incorporated by reference to
                Exhibit 10.40 of the Company's Annual Report on Form 10-K
                for the year ended December 31, 2002).

 10.38     --   Lease Agreement between Howard-Ford, Inc. and REHCO EAST,
                LLC dated as of February 28, 2003.

 10.39     --   Amendment and Assignment of Lease between Howard Ford,
                Inc., Howard-FLM, Inc. and REHCO EAST, LLC dated as of
                November 1, 2003.

 10.40*    --   First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr. effective March 1, 2002.

 10.41*    --   Split Dollar Life Insurance Payment Deferral Letter dated
                January 28, 2004.

  11.1     --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

  14.1+    --   Code of Ethics for Specified Officers of Group 1
                Automotive, Inc. dated as of May 14, 2003.

  21.1     --   Group 1 Automotive, Inc. Subsidiary List.

  23.1     --   Consent of Ernst & Young LLP.

  31.1+    --   Certification of Chief Executive Officer Under Section
                302 of the Sarbanes-Oxley Act of 2002.

  31.2+    --   Certification of Chief Financial Officer Under Section 302
                of the Sarbanes-Oxley Act of 2002.

  32.1+    --   Certification of Chief Executive Officer Under Section 906
                of the Sarbanes-Oxley Act of 2002.

  32.2+    --   Certification of Chief Financial Officer Under Section 906
                of the Sarbanes-Oxley Act of 2002.

--------------
* Management contract or compensatory plan.
+ Filed herewith.