Form 10-Q
period 2004-03-31
GROUP 1 AUTOMOTIVE INC
filed 2004-04-30
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Title                                  Outstanding
                  -----                                  -----------

      Common stock, par value $.01                       22,479,697

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                            MARCH 31,            DECEMBER 31,
                                                                              2004                  2003
                                                                           -----------           ------------
                                                                           (unaudited)
        ASSETS

CURRENT ASSETS:
  Cash ..........................................................          $    32,315           $    25,441
  Contracts-in-transit and vehicle receivables, net .............              140,406               143,260
  Accounts and notes receivable, net ............................               68,995                63,604
  Inventories, net ..............................................              766,937               671,279
  Deferred income taxes .........................................               11,786                11,163
  Prepaid expenses and other assets .............................                8,509                16,176
                                                                           -----------           -----------
         Total current assets ...................................            1,028,948               930,923
                                                                           -----------           -----------
PROPERTY AND EQUIPMENT, net .....................................              144,163               131,647
GOODWILL ........................................................              337,823               314,211
INTANGIBLE ASSETS ...............................................               95,698                76,656
INVESTMENTS RELATED TO INSURANCE POLICY SALES ...................               16,121                16,025
DEFERRED COSTS RELATED TO INSURANCE POLICY
  AND VEHICLE SERVICE CONTRACT SALES ............................               11,093                12,238
OTHER ASSETS ....................................................                6,142                 6,465
                                                                           -----------           -----------
         Total assets ...........................................          $ 1,639,988           $ 1,488,165
                                                                           ===========           ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floorplan notes payable .......................................          $   709,977           $   493,568
  Current maturities of long-term debt ..........................                  895                   910
  Accounts payable ..............................................               96,169                87,675
  Accrued expenses ..............................................               66,100                72,240
                                                                           -----------           -----------
         Total current liabilities ..............................              873,141               654,393
                                                                           -----------           -----------
DEBT, net of current maturities .................................               12,507                12,703
SENIOR SUBORDINATED NOTES .......................................              144,444               217,475
DEFERRED INCOME TAXES ...........................................               21,520                19,506
OTHER LIABILITIES ...............................................               23,922                25,224
                                                                           -----------           -----------
         Total liabilities before deferred revenues .............            1,075,534               929,301
                                                                           -----------           -----------
DEFERRED REVENUES FROM INSURANCE POLICY SALES ...................               23,744                24,984
DEFERRED REVENUES FROM VEHICLE SERVICE
   CONTRACT SALES ...............................................               11,537                12,952
DEFERRED REVENUES FROM VEHICLE MAINTENANCE
    AGREEMENT SALES .............................................                2,571                 2,819
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized, none
    issued or outstanding .......................................                   --                    --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 23,558,862 and 23,454,046 issued ................                  236                   235
  Additional paid-in capital ....................................              257,878               255,356
  Retained earnings .............................................              301,637               291,150
  Accumulated other comprehensive loss ..........................                 (965)               (1,285)
  Treasury stock, at cost, 1,117,578 and 1,002,506 shares .......              (32,184)              (27,347)
                                                                           -----------           -----------
         Total stockholders' equity .............................              526,602               518,109
                                                                           -----------           -----------
         Total liabilities and stockholders' equity .............          $ 1,639,988           $ 1,488,165
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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                                                                        THREE MONTHS ENDED
                                                                                                        ------------------
                                                                                                             MARCH 31,
                                                                                                             ---------
                                                                                                    2004                  2003
                                                                                               ------------           ------------
REVENUES:
  New vehicle retail sales ..........................................................          $    675,977           $    593,754
  Used vehicle retail sales .........................................................               230,655                225,198
  Used vehicle wholesale sales ......................................................                76,191                 61,004
  Parts and service sales ...........................................................               124,020                111,113
  Retail finance fees ...............................................................                15,562                 15,179
  Vehicle service contract fees .....................................................                15,546                 15,198
  Other finance and insurance revenues, net .........................................                 9,076                  8,345
                                                                                               ------------           ------------
        Total revenues ..............................................................             1,147,027              1,029,791

COST OF SALES:
  New vehicle retail sales ..........................................................               628,084                551,029
  Used vehicle retail sales .........................................................               202,085                197,058
  Used vehicle wholesale sales ......................................................                77,171                 62,799
  Parts and service sales ...........................................................                56,259                 49,457
                                                                                               ------------           ------------
        Total cost of sales .........................................................               963,599                860,343
                                                                                               ------------           ------------

GROSS PROFIT ........................................................................               183,428                169,448

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ........................................               146,664                134,838

DEPRECIATION AND AMORTIZATION EXPENSE ...............................................                 4,088                  3,250
                                                                                               ------------           ------------

Income from operations ..............................................................                32,676                 31,360

OTHER INCOME AND (EXPENSE):
  Floorplan interest expense, excludes manufacturer interest assistance .............                (4,639)                (5,447)
  Other interest expense, net .......................................................                (4,840)                (2,369)
  Loss on redemption of senior subordinated notes ...................................                (6,381)                    --
  Other expense, net ................................................................                   (24)                   (26)
                                                                                               ------------           ------------

INCOME BEFORE INCOME TAXES ..........................................................                16,792                 23,518

PROVISION FOR INCOME TAXES ..........................................................                 6,305                  8,702
                                                                                               ------------           ------------

NET INCOME ..........................................................................          $     10,487           $     14,816
                                                                                               ============           ============

EARNINGS PER SHARE:
  Basic .............................................................................          $       0.47           $       0.66
  Diluted ...........................................................................          $       0.45           $       0.64

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ............................................................................            22,523,499             22,363,602
   Diluted ..........................................................................            23,389,805             23,010,648

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                                 THREE MONTHS ENDED
                                                                                                 ------------------
                                                                                                      MARCH 31,
                                                                                                      ---------
                                                                                               2004              2003
                                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................        $  10,487         $  14,816
   Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation and amortization ...................................................            4,088             3,250
    Deferred income taxes ...........................................................            1,047             1,114
    Provision for doubtful accounts and uncollectible notes .........................              (63)              240
    Loss on sale of assets ..........................................................               23                --
    Loss on redemption of senior subordinated notes .................................            6,381                --
    Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
       Contracts-in-transit and vehicle receivables .................................            3,094            49,102
       Accounts receivable ..........................................................           (3,936)            2,980
       Inventories ..................................................................          (60,497)          (57,295)
       Prepaid expenses and other assets ............................................            1,144             2,772
       Floorplan notes payable ......................................................           53,511            10,014
       Accounts payable, accrued expenses and deferred revenues .....................            2,469           (11,519)
                                                                                             ---------         ---------
          Total adjustments .........................................................            7,261               658
                                                                                             ---------         ---------
                  Net cash provided by operating activities .........................           17,748            15,474
                                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable .....................................................             (675)           (1,162)
   Collections on notes receivable ..................................................              420               354
   Purchases of property and equipment ..............................................          (14,992)          (12,234)
   Proceeds from sales of property and equipment ....................................               88             4,713
   Proceeds from sales of franchises ................................................               --             7,414
   Cash paid in acquisitions, net of cash received ..................................          (43,690)          (12,687)
                                                                                             ---------         ---------
                  Net cash used by investing activities .............................          (58,849)          (13,602)
                                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on revolving credit facility ...........................          132,023            (4,775)
   Principal payments of long-term debt .............................................             (255)             (385)
   Redemption of senior subordinated notes ..........................................          (79,479)               --
   Proceeds from issuance of common stock to benefit plans, including
    tax benefit .....................................................................            2,705             1,677
   Repurchase of common stock, amounts based on settlement date .....................           (7,019)           (2,498)
                                                                                             ---------         ---------
                  Net cash provided (used) by financing activities ..................           47,975            (5,981)
                                                                                             ---------         ---------

NET INCREASE (DECREASE) IN CASH .....................................................            6,874            (4,109)

CASH, beginning of period ...........................................................           25,441            24,333
                                                                                             ---------         ---------

CASH, end of period .................................................................        $  32,315         $  20,224
                                                                                             =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
    Interest ........................................................................        $  19,372         $  10,038
    Taxes, net of refunds received ..................................................        $    (229)        $     373

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are initially assigned and recorded based on estimates of fair value. All significant intercompany balances and transactions have been eliminated in consolidation.

         Interim Financial Information

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Due to seasonality and other factors, the results of operations for the interim periods are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

         Stock Compensation

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

         Had compensation expense for the stock incentive and employee stock purchase plans been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                                                                    FOR THE THREE MONTHS
                                                                                                    --------------------
                                                                                                       ENDED MARCH 31,
                                                                                                       ---------------
                                                                                                  2004                 2003
                                                                                                  ----                 ----
                                                                                                  (in thousands, except per
                                                                                                         share amounts)
Net income, as reported .............................................................          $   10,487           $   14,816

Deduct: Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects ..........              (1,024)              (1,259)
                                                                                               ----------           ----------

Pro forma net income ................................................................          $    9,463           $   13,557
                                                                                               ==========           ==========
Earnings per share:

  Basic - as reported ...............................................................          $     0.47           $     0.66
  Basic - pro forma .................................................................          $     0.42           $     0.61

  Diluted - as reported .............................................................          $     0.45           $     0.64
  Diluted - pro forma ...............................................................          $     0.40           $     0.59

         Vehicle Service Contract Obligations

         In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 enhances the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also requires, on a prospective basis, beginning January 1, 2003, that guarantors recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

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

         Income Taxes

         The Company operates in ten different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company's effective tax rate will vary based on the proportion of taxable income generated in each state.

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

         The provisions of the interpretation were adopted as of March 31, 2004, for the Company's interests in all variable interest entities ("VIEs"). The implementation of the interpretation did not require the Company to change its historical presentation for the entities determined to be VIEs. Certain wholly-owned subsidiaries were determined to be VIEs due to their capital structures. As the Company was determined to be the primary beneficiary, the Company continues to consolidate the operations of these subsidiaries. Additionally, the Company determined that certain arrangements that allow the Company to participate in the residual profits on certain products sold are also VIEs. However, for these arrangements, the Company determined that it was not the primary beneficiary and it believes the Company has no exposure to loss as a result of these arrangements.

         Reclassifications

         Certain reclassifications have been made in the 2003 financial statements to conform to the current period presentation.

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

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                                       MARCH 31,
                                                                                       ---------
                                                                              2004                   2003
                                                                              ----                   ----
Common stock issued, beginning of period ........................           23,454,046            23,183,226
  Weighted average common stock issued -
     Acquisitions ...............................................               30,472                    --
     Employee Stock Purchase Plan ...............................               26,964                44,913
     Stock options exercised ....................................               38,210               109,302
  Less: Weighted average treasury shares held and
    weighted average shares repurchased and cancelled ...........           (1,026,193)             (973,839)
                                                                            ----------            ----------

Shares used in computing basic earnings per share ...............           22,523,499            22,363,602

  Dilutive effect of stock options, net of assumed
     repurchase of treasury stock ...............................              866,306               647,046
                                                                            ----------            ----------

Shares used in computing diluted earnings per share .............           23,389,805            23,010,648
                                                                            ==========            ==========

         The weighted average common stock issued amounts above, for the three month period ended March 31, 2004, were derived from total shares issued during the period of:

Acquisitions....................................     54,372
Employee Stock Purchase Plan....................     26,964
Stock options exercised.........................    103,469

4. BUSINESS COMBINATIONS AND DISPOSITIONS:

         During the first three months of 2004, the Company purchased five automobile dealership franchises in New Jersey, Central Texas and Boston. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $43.7 million in cash, net of cash received, the assumption of an estimated $30.9 million of inventory financing and the issuance of 54,372 shares of common stock. The consolidated balance sheet includes preliminary allocations of the purchase price for all of the acquisitions, and the allocations are subject to final adjustment. These allocations resulted in recording approximately $19.0 million of franchise value intangible assets and $23.8 million of goodwill.

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

         On March 1, 2004, the Company completed the redemption of all of its 10 7/8% senior subordinated notes at a redemption price of 105.438% of the principal amount of the notes. The Company incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred cost. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, totaled $79.5 million.

6. COMPREHENSIVE INCOME:

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                                   MARCH 31,
                                                                                   ---------
                                                                             2004             2003
                                                                             ----             ----
                                                                            (dollars in thousands)
Net income ......................................................          $10,487          $14,816
Other comprehensive income:
     Change in fair value of interest rate swaps, net of tax ....              320              425
                                                                           -------          -------
Comprehensive income ............................................          $10,807          $15,241
                                                                           =======          =======

7. COMMITMENTS AND CONTINGENCIES:

         From time to time, the Company's dealerships are named in claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business.

         The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company's Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state court actions. The defendant parties petitioned the Texas Supreme Court for review of that certification decision on appeal, and on March 26, 2004, the court denied those petitions. The defendant parties intend to seek a rehearing of the petitions for review, which is due May 10, 2004. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. Briefing on the merits of defendants' appeal was completed on February 13, 2004. The parties participated in mediation in 2003. That mediation resulted in a settlement proposal from the plaintiff class representatives to the defendant dealers, including the Company's Texas dealership subsidiaries. The proposal was contingent on achieving a certain minimum level of participation among the defendant dealers based on the number of transactions in which each dealer engaged. Because the participation threshold was not satisfied, the proposal failed. While the Company does not believe this litigation will have a material adverse effect on its financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

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

OVERVIEW

         We are a leading operator in the $1 trillion automotive retailing industry. Through a series of acquisitions, we operate 123 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 30 collision service centers.

         The following table sets forth our brand diversity, based on new vehicle retail unit sales, and the number of franchises we own:

                                THREE MONTHS ENDED MARCH 31, 2004
                                ---------------------------------
                              ACTUAL NUMBER           PERCENTAGE OF                       NUMBER OF
                                 OF NEW                 TOTAL NEW                      FRANCHISES OWNED
        BRAND                 VEHICLES SOLD           VEHICLES SOLD                  AS OF APRIL 26, 2004
        -----                 -------------           -------------                  --------------------
Toyota/Scion.........              5,343                   21.8%                            10
Ford.................              4,801                   19.6                             14
Nissan...............              2,411                    9.9                             10
Honda................              2,093                    8.6                              6
Chevrolet............              1,828                    7.5                              7
Dodge................              1,754                    7.2                              9
Lexus................              1,229                    5.0                              2
Jeep.................                692                    2.8                              7
Chrysler.............                558                    2.3                              7
GMC..................                432                    1.8                              4
Infiniti.............                428                    1.7                              1
Acura................                428                    1.7                              2
Mitsubishi...........                408                    1.7                              6
Lincoln..............                288                    1.2                              6
Mazda................                248                    1.0                              2
Mercedes-Benz........                228                    0.9                              2
Mercury..............                212                    0.9                              7
Subaru...............                162                    0.7                              1
Audi.................                146                    0.6                              1
Pontiac..............                146                    0.6                              4
Volkswagen...........                145                    0.6                              2
Buick................                101                    0.4                              4
BMW..................                 99                    0.4                              2
Hyundai..............                 75                    0.3                              1
Cadillac.............                 74                    0.3                              2
Kia..................                 38                    0.2                              1
Porsche..............                 31                    0.1                              1
Isuzu................                 20                    0.1                              1
Hummer...............                 14                    0.1                              1
                                  ------                  -----                            ---
     TOTAL...........             24,432                  100.0%                           123
                                  ======                  =====                            ===

         The following table sets forth our geographic diversity, based on new vehicle retail unit sales, and the number of dealerships and franchises we own:

                                PERCENTAGE OF OUR
                                   NEW VEHICLE
                                   RETAIL UNITS                               AS OF APRIL 26, 2004
                              SOLD DURING THE THREE                 ---------------------------------------
                                   MONTHS ENDED                      NUMBER OF                   NUMBER OF
     MARKET AREA                 MARCH 31, 2004                     DEALERSHIPS                  FRANCHISES
     -----------                 --------------                     -----------                  ----------
Oklahoma..............                12.7%                              13                          22
Houston...............                12.5                                7                           6
New England...........                12.5                               11                          14
California............                12.1                                7                           7
Central Texas.........                 7.7                                7                           9
New Orleans...........                 7.2                                7                          10
West Texas............                 7.2                                8                          15
Florida...............                 6.7                                4                           4
Dallas................                 6.1                                4                           7
Atlanta...............                 5.7                                6                           8
Beaumont..............                 3.0                                2                          10
New Mexico............                 3.0                                3                           7
New Jersey............                 2.4                                3                           3
Denver................                 1.2                                1                           1
                                     -----                             ----                         ---
   TOTAL..............               100.0%                              83                         123
                                     =====                             ====                         ===

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

         Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance and utilities. We believe that a majority of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. However, it takes several months to adjust our cost structure when business volume changes significantly. Interest expense consists of interest charges on interest-bearing debt, which is generally based on variable rates. We receive interest assistance from several of our manufacturers. This assistance, which is reflected as a reduction of cost of sales, has ranged between 90% and 160% of floorplan interest expense over the past three years, mitigating the impact of interest rate changes on our financial results.

         We have grown our business through acquisitions. Since January 1, 1999, we have purchased 84 dealership franchises with annual revenues, estimated at the time of acquisition, of approximately $2.9 billion, disposed of 22 dealership franchises with annual revenues of approximately $277.2 million and been granted 12 new dealership franchises by the manufacturers. Our acquisition target for 2004 is to complete platform and tuck-in acquisitions of dealerships that have approximately $1 billion in annual revenues.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003

NEW VEHICLE DATA

(dollars in thousands,                                                                          INCREASE/            PERCENT
except per unit amounts)                                          2004            2003          (DECREASE)            CHANGE
                                                                  ----            ----          ----------            ------
Retail unit sales .....................................          24,432           22,177            2,255              10.2%
Retail sales revenues .................................        $675,977         $593,754         $ 82,223              13.8%
Gross profit (1) ......................................        $ 47,893         $ 42,725         $  5,168              12.1%
Average gross profit per retail unit sold .............        $  1,960         $  1,927         $     33               1.7%
Gross margin (1) ......................................             7.1%             7.2%            (0.1)%

------------------
(1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. Interest assistance varies with changes in interest rates and will impact gross margin.

USED VEHICLE DATA

(dollars in thousands,                                                                     INCREASE/          PERCENT
except per unit amounts)                                2004              2003             (DECREASE)         CHANGE
                                                        ----              ----             ----------         -------
Retail unit sales ...........................           16,186             16,312               (126)           (0.8)%
Wholesale unit sales ........................           10,790             10,097                693             6.9 %

Retail sales revenues .......................        $ 230,655          $ 225,198          $   5,457             2.4%
Wholesale sales revenues ....................           76,191             61,004             15,187            24.9%
                                                     ---------          ---------          ---------
   Total revenues ...........................        $ 306,846          $ 286,202          $  20,644             7.2%

Total gross profit ..........................        $  27,590          $  26,345          $   1,245             4.7%
Total gross margin (1) ......................              9.0%               9.2%              (0.2)%

Average gross profit per retail
   unit sold (2) ............................        $   1,705          $   1,615          $      90             5.6%
Retail gross margin (1) .....................             12.0%              11.7%               0.3%

Net wholesale loss ..........................        $    (980)         $  (1,795)         $     815           (45.4)%
Average wholesale loss per
   wholesale unit sold ......................        $     (91)         $    (178)         $      87           (48.9)%
Wholesale gross margin ......................             (1.3)%             (2.9)%              1.6%

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

PARTS AND SERVICE DATA

                                                                        INCREASE/       PERCENT
(dollars in thousands)                    2004            2003         (DECREASE)        CHANGE
----------------------                    ----            ----         ----------       -------
Sales revenues .................        $124,020        $111,113        $ 12,907          11.6 %
Gross profit ...................        $ 67,761        $ 61,656        $  6,105           9.9 %
Gross margin ...................            54.6%           55.5%           (0.9)%

FINANCE AND INSURANCE DATA

(dollars in thousands,                                                            INCREASE/       PERCENT
except per unit amounts)                               2004           2003        (DECREASE)       CHANGE
                                                       ----           ----        ----------       ------
Retail new and used unit sales ..............         40,618         38,489          2,129         5.5%
Retail finance fees .........................        $15,562        $15,179        $   383         2.5%
Vehicle service contract fees ...............         15,546         15,198            348         2.3%
Other finance and insurance revenues ........          9,076          8,345            731         8.8%
                                                     -------        -------        -------
   Total finance and insurance revenues .....        $40,184        $38,722        $ 1,462         3.8%
Finance and insurance, net per
  retail unit sold ..........................        $   989        $ 1,006        $   (17)       (1.7)%

SAME STORE REVENUES COMPARISON (1)

                                                                                INCREASE/             PERCENT
(dollars in thousands)                       2004               2003           (DECREASE)              CHANGE
                                             ----               ----           ----------             -------
New vehicle retail sales ..........        $  613,167        $  571,520        $   41,647                7.3%
Used vehicle retail sales .........           213,249           217,510            (4,261)              (2.0)%
Used vehicle wholesale sales ......            70,937            59,159            11,778               19.9%
Parts and service sales ...........           115,431           107,974             7,457                6.9%
Retail finance fees ...............            14,410            14,409                 1                 --
Vehicle service contract fees .....            12,909            13,056              (147)              (1.1)%
Other finance and insurance
  revenues, net ...................             7,370             7,787              (417)              (5.4)%
                                           ----------        ----------        ----------
   Total same store revenues ......        $1,047,473        $  991,415        $   56,058                5.7%

---------------
(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

         OVERVIEW. Net income decreased $4.3 million, or 29.1%, to $10.5 million for the three months ended March 31, 2004, from $14.8 million for the three months ended March 31, 2003. Diluted earnings per share decreased $0.19, or 29.7%, to $0.45 from $0.64. The decrease in net income and diluted earnings per share was primarily the result of the $6.4 million pretax charge related to the redemption of all of our outstanding 10 7/8% senior subordinated notes. We benefited from growth in same store sales and the accretive impact of acquisitions and were negatively impacted by increased interest expense from our issuance of $150.0 million principal amount of 8 1/4% senior subordinated notes in August 2003, and continued unfavorable results from our Atlanta operations.

         REVENUES. Revenues increased $117.2 million, or 11.4%, to $1,147.0 million for the three months ended March 31, 2004, from $1,029.8 million for the three months ended March 31, 2003. The growth in total revenues came from a same store revenues increase of $56.1 million and acquisitions.

         New vehicle revenues increased $82.2 million, due to a same store revenues increase of $41.6 million and revenues from acquired operations. The same store revenues increase reflected the growth in the new vehicle market in the United States for the three months ended March 31, 2004. In particular, our Toyota, Nissan and Dodge franchises showed the greatest increases in unit sales, while our Ford, Mitsubishi and Honda franchises showed the largest declines, as was the case in the United States' new vehicle market in general.

         Our used vehicle retail revenues increased $5.5 million as revenues from acquired operations were partially offset by a $4.3 million decline in our same store sales. Used vehicle retail sales volumes are significantly impacted by the volume and prices of new vehicle sales, and thus are strongly influenced by the level of, and changes in, manufacturer incentives on new vehicle sales. Incentives on new vehicle sales during the first three months of 2004, though higher than during the first three months of 2003, were consistent with the incentive levels during the last three months of 2003. As such, the used vehicle market began stabilizing during the first three months of 2004 and our used vehicle same store retail sales declined only 2.0%, as compared to a decline of 11.6% for all of 2003. Used vehicle wholesale sales increased $15.2 million as the increase in trade-ins received on higher new vehicle sales, without a corresponding increase in used vehicle retail sales, required us to wholesale more used vehicles to keep inventory turns on target and inventory levels in line with expected retail sales volumes.

         The increase in parts and service revenues of $12.9 million included a same store revenues increase of $7.5 million. The same store revenues increase was driven by increased customer-pay and warranty parts and service sales and wholesale parts sales. The increase in wholesale parts sales is due primarily to growth in our Oklahoma City and Dallas wholesale parts operations.

         Retail finance fee revenues increased $0.4 million from acquisitions as same store sales were flat, on consistent retail unit sales.

         Vehicle service contract fee revenues increased $0.3 million, net of a $0.4 million decline in the revenues recognized related to contracts requiring revenue deferral over the life of the contracts. During 2004 we have not sold any contracts requiring revenue and cost deferral. We expect the deferred revenues balance at March 31, 2004, and the associated deferred costs, to be recognized over the next four years. The increases were partially offset by a slight same store sales decrease of $0.1 million.

         Other finance and insurance revenues increased $0.7 million, of which $0.4 million was from an increase in the revenues recognized related to contracts requiring revenue deferral over the life of the contracts. The deferred revenues consist primarily of amounts related to sales of credit life and accident and health insurance contracts, which are reinsured by companies we own. The remainder is related to certain products sold in two platforms in prior years. The platforms have not sold a significant number of contracts requiring revenue and cost deferral during 2004, thus, we expect the majority of the remaining deferred revenues, and associated deferred costs, to be recognized over the next four years. The increases were partially offset by a slight same store sales decline of $0.4 million.

         GROSS PROFIT. Gross profit increased $14.0 million, or 8.3%, to $183.4 million for the three months ended March 31, 2004, from $169.4 million for the three months ended March 31, 2003. The increase was attributable to increased revenues and was partially offset by a decline in gross margin to 16.0% for the three months ended March 31, 2004, from 16.5% for the three months ended March 31, 2003.

         The gross margin decreased as lower margin new vehicle revenues increased as a percentage of total revenues, and we had slightly lower gross margins in new and used vehicle sales and parts and service sales and slightly reduced finance and insurance revenues per retail unit sold.

         Our new vehicle gross profit per retail unit sold increased slightly to $1,960 for the three months ended March 31, 2004, from $1,927 for the three months ended March 31, 2003. The gross margin on new retail vehicle sales decreased slightly to 7.1% from 7.2%, due to an increase in the average selling price of vehicles sold.

         Our used vehicle gross profit per retail unit sold increased to $1,705 for the three months ended March 31, 2004, from $1,615 for the three months ended March 31, 2003 and our wholesale loss per wholesale unit sold decreased to $91 from $178, resulting in reduced wholesale losses in total. Our retail and wholesale gross profit per unit improvements resulted from improved used vehicle market conditions as the level of incentives on new vehicle sales stabilized, resulting in reduced pricing pressure on used vehicles.

         Our parts and service gross margin declined from 55.5% for the three months ended March 31, 2003, to 54.6% for the three months ended March 31, 2004. The decline was due to parts wholesale sales revenues, which have a lower gross margin, growing faster than our other higher gross margin parts and service revenues.

         The slight decrease in finance and insurance revenues per retail unit sold from $1,006 per retail unit sold for the three months ended March 31, 2003, to $989 per retail unit sold for the three months ended March 31, 2004, was due primarily to the newly acquired New Jersey operations contributing less revenue per retail unit than the existing group average.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $11.9 million, or 8.8%, to $146.7 million for the three months ended March 31, 2004, from $134.8 million for the three months ended March 31, 2003. The increase was primarily attributable to the additional operations acquired. Selling, general and administrative expenses increased slightly as a percentage of gross profit to 80.0% from 79.6% due primarily to below expected operating performance in our Atlanta operations. Excluding the gross profit and selling, general and administrative expenses of our Atlanta operations from the three month periods ended March 31, 2003 and 2004, our selling, general and administrative expenses as a percentage of gross profit would have been consistent when comparing the two periods.

         INTEREST EXPENSE. Floorplan and other interest expense, net, increased $1.7 million, or 21.8%, to $9.5 million for the three months ended March 31, 2004, from $7.8 million for the three months ended March 31, 2003. The increase was due to an increase in the average balance of debt outstanding, partially offset by lower interest rates.

         During the first three months of 2004, our average debt outstanding increased due to the issuance, in August 2003, of $150.0 million of 8 1/4% senior subordinated notes, partially offset by reduced average floorplan borrowings outstanding and the redemption of our outstanding 10 7/8% senior subordinated notes on March 1, 2004. Average floorplan borrowings decreased because we used the proceeds from our 8 1/4% senior subordinated notes offering, completed in August 2003, to temporarily pay down our floorplan notes payable. During the first three months of 2004 we reborrowed a portion of the amounts used to pay down our floorplan borrowings for acquisitions and the redemption of all of our 10 7/8% senior subordinated notes.

         Interest expense on our floorplan notes payable and acquisition borrowings under the bank credit facility is based on LIBOR plus a spread. During the first three months of 2004, there was an approximately 24 basis point reduction in the average LIBOR rate as compared to the first three months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash on hand; cash from operations; our credit facilities, which provide floorplan, working capital and acquisition financing; and future equity and debt offerings.

CASH FLOWS

         Total cash at March 31, 2004, was $32.3 million.

         OPERATING ACTIVITIES. Net income plus depreciation and amortization is generally a good indicator of our operating cash flow as revenues are converted into cash in a very short time frame, typically less than two weeks, and there are very few deferred expenses. Additionally, while our inventory balances can change dramatically from period to period, there is typically little impact on cash flow from operations as changes in contracts-in-transit, vehicle receivables and floorplan notes payable generally combine to offset the impact of the inventory change.

         For the three months ended March 31, 2004, we generated $17.7 million in net cash from operating activities, primarily driven by net income plus depreciation and amortization. Also impacting cash flows from operations for the three months ended March 31, 2004, was the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes.

         For the three months ended March 31, 2003, we generated $15.5 million of net cash from operating activities, primarily driven by net income plus depreciation and amortization.

         INVESTING ACTIVITIES. During the first three months of 2004, the $58.8 million of cash used for investing activities was primarily attributable to the use of $43.7 million of cash in acquisitions, net of cash balances obtained in the acquisitions, and $15.0 million for purchases of property and equipment. Approximately $11.7 million of the property and equipment purchases were for the purchase of land and construction of new or expanded facilities.

         During the three months ended March 31, 2003, we used approximately $13.6 million in investing activities. We paid $12.2 million for purchases of property and equipment, of which $9.8 million was used for the purchase of land and construction of facilities for new or expanded operations. We received $4.7 million in proceeds from the sales of property and equipment. We used $12.7 million in the acquisitions of three franchises and received $7.4 million from the sale of one franchise, for which no gain was recognized.

         FINANCING ACTIVITIES. We obtained approximately $48.0 million in financing activities during the first three months of 2004, primarily from borrowings. Partially offsetting the funds obtained through borrowings was the use of $79.5 million to complete the redemption of all of our 10 7/8% senior subordinated notes. Additionally, we spent $7.0 million for repurchases of common stock.

         During the three months ended March 31, 2003, we used approximately $6.0 million in financing activities, primarily for payments on our revolving credit facility and repurchases of common stock, net of proceeds from the issuances of stock to our benefit plans.

         WORKING CAPITAL. At March 31, 2004, we had working capital of $155.8 million, which is approximately $30 million higher than we believe we need to operate our existing business. We expect to use the excess working capital to fund acquisitions and anticipated capital expenditures. Historically, we have funded our operations with internally generated cash flow and borrowings. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow coupled with borrowing capacity under our credit facility to fund our current operations, capital expenditures and acquisitions budgeted for 2004. If our capital expenditure or acquisition plans for 2004 change, we may need to access the private or public capital markets to obtain additional funding.

         Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay off terms, are limited to 55% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes. During the three month period ended March 31, 2004, we reborrowed amounts previously used to pay down our floorplan borrowings in order to complete the redemption of our 10 7/8% senior subordinated notes and acquisitions, among other uses. The uses of funds resulted in an approximately $132.0 million increase in floorplan notes payable, before considering the impact of increased inventories, which also resulted in additional floorplan borrowings.

SENIOR SUBORDINATED NOTES REDEMPTION

         On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. We incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred cost. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, totaled $79.5 million.

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

         Since December 31, 2003, we have completed acquisitions of five franchises with expected annual revenues of approximately $315 million. One of the acquisitions, with three franchises, is a new platform in New Jersey. The other franchises were acquired in tuck-in acquisitions and complement platform operations in Central Texas and Boston. The aggregate consideration paid in completing these acquisitions was approximately $43.7 million in cash, net of cash received, 54,372 shares of common stock and the assumption of $30.9 million of inventory financing.

STOCK REPURCHASE

         In March 2004, the board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our agreements, subject to other covenants, allow us to use a percentage of our cumulative net income to repurchase stock and pay dividends. During the first three months of 2004, we repurchased approximately 195,000 shares for approximately $7.0 million, a portion of which were purchased under the board authorization established in February 2003, with the remainder purchased under the March 2004 authorization. As of March 31, 2004, $18.9 million remained under the board of directors' March 2004 authorization. However, as of March 31, 2004, our most restrictive agreement with respect to stock repurchases, our 8 1/4% senior subordinated notes, limits our capacity to repurchase stock to $17.6 million. This amount adjusts based on future net income and issuances of common stock. See additional stock repurchase information set forth under the heading "Other Information - Changes in Securities."

CHANGES IN CONTRACTUAL OBLIGATIONS

         The following information about our contractual obligations updates the information provided as of December 31, 2003, in our Annual Report on Form 10-K. Since December 31, 2003, we have redeemed all $75.4 million principal amount of our 10 7/8% senior subordinated notes due 2009. Also, our floorplan notes payable have increased from $493.6 million at December 31, 2003, to $710.0 million at March 31, 2004, due to increased inventory levels and increased leverage on our inventory, as we borrowed the funds to complete acquisitions and redeem the 10 7/8% senior subordinated notes.

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

         Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies. See Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

         INTANGIBLE ASSETS

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill; however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. We complete the required assessment at the end of each calendar year, and at such other times as required by events or circumstances at a reporting unit indicating a potential reduction of fair value below book value. In performing the assessment, we estimate the fair value of our intangibles using a calculation based on the historical and expected cash flows of the dealerships, market trends and conditions, review of completed transactions and current market valuations. A portion of our intangible assets relates to franchise value, which is considered to have an indefinite life, with goodwill accounting for the remainder. As of December 31, 2003, no impairment of any intangible assets or goodwill resulted from the required assessment; however, changes in facts and circumstances surrounding this estimate could result in an impairment in the future.

         LEGAL PROCEEDINGS

         From time to time our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve us that, in our opinion, could be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate for reserves for legal proceedings. See further discussion set forth under the heading "Other Information - Legal Proceedings."

         SELF-INSURANCE RESERVES

         We are self-insured for a portion of the claims related to our employee medical benefits and property/casualty insurance programs, requiring us to make estimates regarding expected claims to be incurred. These estimates, for the portion of claims not covered by stop-loss insurance, are based on certain actuarial assumptions, and our historical claims experience. Changes in the frequency or severity of claims could impact our reserve for claims.

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

         - regulatory environment, adverse legislation, or unexpected litigation

         - our principal automobile manufacturers, especially Toyota/Lexus, Ford, DaimlerChrysler, GM and Nissan/Infiniti, may not continue to produce or make available to us vehicles that are in high demand by our customers

         - requirements imposed on us by our manufacturers may limit our acquisitions and affect capital expenditures related to our dealership facilities

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about our market sensitive financial instruments updates the information provided as of December 31, 2003, in our Annual Report on Form 10-K and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt. Additionally, interest rate swaps may be used to adjust our exposure to interest rate movements. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All interest rate swaps are non-trading and qualify for hedge accounting.

         Since December 31, 2003, our variable rate floorplan notes payable have increased due to increases in inventory levels and increased leverage on our inventory. A 100 basis point increase in interest rates would have increased floorplan interest expense approximately $1.4 million for the three-month period ended March 31, 2004, before the impact of our interest rate swaps. We have had no other significant balances outstanding under variable rate borrowing agreements.

         At times, we have used interest rate swaps to reduce our exposure to interest rate fluctuations. Currently, we have one interest rate swap outstanding, with a notional amount of $100.0 million, that converts 30-day LIBOR to a fixed rate. As the swap hedges our floorplan interest rate exposure, the impact on interest expense is included in floorplan interest expense in our statements of operations. A 100 basis point increase in interest rates would have reduced the cost of our swaps and, thus, would have reduced our floorplan interest expense by $0.3 million for the three-month period ended March 31, 2004.

         The net result on floorplan interest expense of a 100 basis point increase in interest rates would have been an increase of $1.1 million for the three months ended March 31, 2004, after combining the increase in expense on our borrowings and the decrease in expense from our swaps.

         Additionally, we receive floorplan interest assistance from the majority of our manufacturers. This assistance, which has ranged from approximately 90% to 160% of our floorplan interest expense over the past three years, totaled $6.7 million during the first three months of 2004 and $5.9 million during the first three months of 2003. We treat this interest assistance as a purchase discount, and reflect it as a reduction of new vehicle cost of sales as new vehicles are sold. Approximately half of the assistance we receive varies with changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2004, to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended March 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.

         The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of our Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state court actions. The defendant parties petitioned the Texas Supreme Court for review of that certification decision on appeal, and on March 26, 2004, the court denied those petitions. The defendant parties intend to seek a rehearing of the petitions for review, which is due May 10, 2004. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. Briefing on the merits of defendants' appeal was completed on February 13, 2004. The parties participated in mediation in 2003. That mediation resulted in a settlement proposal from the plaintiff class representatives to the defendant dealers, including our Texas dealership subsidiaries. The proposal was contingent on achieving a certain minimum level of participation among the defendant dealers based on the number of transactions in which each dealer engaged. Because the participation threshold was not satisfied, the proposal failed. While we do not believe this litigation will have a material adverse effect on our financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

         In addition to the foregoing cases, there are currently no legal proceedings pending against or involving us that, in our opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position.

ITEM 2. CHANGES IN SECURITIES

         From time to time the board of directors authorizes management to repurchase shares of its common stock, subject to the restrictions of various debt agreements and management's judgment. The first such authorization occurred in October 2000, and was disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000. We have reported subsequent changes to the authorization in our SEC filings since that date. At its February 2003 meeting, the board of directors authorized management to repurchase up to $25.0 million of its common stock. At the time of the March 2004 meeting, $9.7 million remained under the February 2003 authorization and, at management's request, the board of directors increased its authorization for management to repurchase shares of common stock up to $25.0 million. The following table summarizes the share repurchase activity during the period covered by the report:

                                                                                                                   Maximum Dollar
                                                                                     Total Number                 Value of Shares
                                                                                       of Shares                  that May Yet be
                                                                                    Purchased Under               Purchased Under
                                   Total Number of         Average Price          Board of Directors'           Board of Directors'
           Period                 Shares Purchased         Paid per Share           Authorizations                 Authorization
-----------------------------    --------------------     -----------------     ------------------------        -------------------
January 1, 2004 - January
31, 2004                                     -                      -                         -                    $10.6 million

February 1, 2004 - February
29, 2004                                     -                      -                         -                    $10.6 million

March 1, 2004 - March 31,
2004                                   195,000                 $35.99                   195,000                    $18.9 million
                                       -------                 ------                   -------                    -------------
         Total                         195,000                 $35.99                   195,000                    $18.9 million
                                       =======                 ======                   =======                    =============

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS:

         11.1 Statement re: computation of earnings per share is included under Note 3 to the financial statements.

         31.1 Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

B. REPORTS ON FORM 8-K:

         On April 29, 2004, the Company filed a Current Report on Form 8-K reporting under Items 7 and 12.

         On April 28, 2004, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7.

         On April 8, 2004, the Company filed a Current Report on Form 8-K reporting under items 5 and 7.

         On April 7, 2004, the Company filed a Current Report on Form 8-K reporting under item 9.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Group 1 Automotive, Inc.

April 30, 2004                   By:/s/ Michael J. Poppe
Date                                --------------------------------------------
                                    Michael J. Poppe
                                    Vice President and Corporate Controller
                                    (principal financial and accounting officer)

                               INDEX TO EXHIBITS

EXHIBITS:
   NO:                                      DESCRIPTION
---------                                   -----------
  11.1              Statement re: computation of earnings per share is included under Note 3 to the financial statements.

  31.1              Certification of Principal Executive Officer under Section
                    302 of the Sarbanes-Oxley Act of 2002.

  31.2              Certification of Principal Financial Officer under Section
                    302 of the Sarbanes-Oxley Act of 2002.

  32.1              Certification of Principal Executive Officer under Section
                    906 of the Sarbanes-Oxley Act of 2002.

  32.2              Certification of Principal Financial Officer under Section
                    906 of the Sarbanes-Oxley Act of 2002.