Form 10-Q
period 2004-06-30
GROUP 1 AUTOMOTIVE INC
filed 2004-07-30
CIK 1031203

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

      As of July 28, 2004, the Company had 22,874,126 shares of common stock, par value $.01, outstanding.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                     3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   11
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              25
Item 4.  Controls and Procedures                                                                 25

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       25
Item 2.  Changes in Securities                                                                   26
Item 3.  Defaults Upon Senior Securities                                                         27
Item 4.  Submission of Matters to a Vote of Security Holders                                     27
Item 5.  Other Information                                                                       28
Item 6.  Exhibits and Reports on Form 8-K                                                        28

Signatures                                                                                       29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2004           2003
                                                                              -----------    -----------
                                                                              (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash ...................................................................   $    37,711    $    25,441
   Contracts-in-transit and vehicle receivables, net ......................       148,478        143,260
   Accounts and notes receivable, net .....................................        74,364         63,604
   Inventories, net .......................................................       840,064        671,279
   Deferred income taxes ..................................................        16,025         11,163
   Prepaid expenses and other current assets ..............................         8,659         16,176
                                                                              -----------    -----------
     Total current assets .................................................     1,125,301        930,923
                                                                              -----------    -----------
PROPERTY AND EQUIPMENT, net ...............................................       154,572        131,647
GOODWILL ..................................................................       361,852        314,211
INTANGIBLE ASSETS .........................................................       125,805         76,656
INVESTMENTS RELATED TO INSURANCE POLICY SALES .............................        16,376         16,025
DEFERRED COSTS RELATED TO INSURANCE POLICY AND VEHICLE SERVICE
 CONTRACT SALES ..................................... .....................        10,175         12,238
OTHER ASSETS ..............................................................        12,121          6,465
                                                                              -----------    -----------
     Total assets .........................................................   $ 1,806,202    $ 1,488,165
                                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable ................................................   $   803,190    $   493,568
   Current maturities of long-term debt ...................................           868            910
   Accounts payable .......................................................       100,111         87,675
   Accrued expenses .......................................................        81,949         72,240
                                                                              -----------    -----------
     Total current liabilities ............................................       986,118        654,393
                                                                              -----------    -----------
DEBT, net of current maturities ...........................................        12,340         12,703
SENIOR SUBORDINATED NOTES .................................................       144,571        217,475
ACQUISITION LINE-OF-CREDIT ................................................        22,000             --
DEFERRED INCOME TAXES .....................................................        26,206         19,506
OTHER LIABILITIES .........................................................        24,956         25,224
                                                                              -----------    -----------
     Total liabilities before deferred revenues ...........................     1,216,191        929,301
                                                                              -----------    -----------
DEFERRED REVENUES FROM INSURANCE POLICY SALES .............................        23,074         24,984
DEFERRED REVENUES FROM VEHICLE SERVICE CONTRACT SALES .....................         9,790         12,952
DEFERRED REVENUES FROM VEHICLE MAINTENANCE AGREEMENT SALES ................         2,387          2,819
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, 1,000,000 shares authorized, none issued or
    outstanding ...........................................................            --             --
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 23,872,113 and 23,454,046 issued ..........................           239            235
   Additional paid-in capital .............................................       267,708        255,356
   Retained earnings ......................................................       317,351        291,150
   Accumulated other comprehensive loss ...................................          (459)        (1,285)
   Treasury stock, at cost, 1,044,475 and 1,002,506 shares ................       (30,079)       (27,347)
                                                                              -----------    -----------
     Total stockholders' equity ...........................................       554,760        518,109
                                                                              -----------    -----------
     Total liabilities and stockholders' equity ...........................   $ 1,806,202    $ 1,488,165
                                                                              ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                (dollars in thousands, except per share amounts)

                                                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------    ----------------------------
                                                                2004            2003            2004            2003
                                                           ------------    ------------    ------------    ------------
REVENUES:
  New vehicle retail sales .............................   $    813,918    $    693,454    $  1,489,895    $  1,287,208
  Used vehicle retail sales ............................        241,342         230,956         471,997         456,154
  Used vehicle wholesale sales .........................         87,106          65,445         163,297         126,449
  Parts and service sales ..............................        131,283         116,279         255,303         227,392
  Retail finance fees ..................................         16,608          16,184          32,170          31,363
  Vehicle service contract fees ........................         15,166          15,436          30,712          30,634
  Other finance and insurance revenues, net ............          9,478          10,126          18,554          18,471
                                                           ------------    ------------    ------------    ------------
    Total revenues .....................................   $  1,314,901    $  1,147,880    $  2,461,928    $  2,177,671
COST OF SALES:
  New vehicle retail sales .............................        756,519         641,983       1,384,603       1,193,012
  Used vehicle retail sales ............................        212,154         202,782         414,239         399,840
  Used vehicle wholesale sales .........................         88,723          67,660         165,894         130,459
  Parts and service sales ..............................         58,995          51,239         115,254         100,696
                                                           ------------    ------------    ------------    ------------
    Total cost of sales ................................   $  1,116,391    $    963,664    $  2,079,990    $  1,824,007
                                                           ------------    ------------    ------------    ------------

GROSS PROFIT ...........................................        198,510         184,216         381,938         353,664
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...........        159,884         140,179         306,548         275,017
DEPRECIATION AND AMORTIZATION EXPENSE ..................          4,078           3,691           8,166           6,941
                                                           ------------    ------------    ------------    ------------
Income from operations .................................         34,548          40,346          67,224          71,706
OTHER INCOME AND (EXPENSE):
  Floorplan interest expense, excludes
    manufacturer interest assistance ...................         (5,723)         (6,235)        (10,362)        (11,682)
  Other interest expense, net ..........................         (3,564)         (2,334)         (8,404)         (4,703)
  Loss on redemption of senior subordinated
    notes ..............................................             --              --          (6,381)             --
  Other expense, net ...................................           (119)            (63)           (143)            (89)
                                                           ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .............................         25,142          31,714          41,934          55,232
PROVISION FOR INCOME TAXES .............................          9,428          11,734          15,733          20,436
                                                           ------------    ------------    ------------    ------------
NET INCOME .............................................   $     15,714    $     19,980    $     26,201    $     34,796
                                                           ============    ============    ============    ============
EARNINGS PER SHARE:
  Basic ................................................   $       0.70    $       0.89    $       1.16    $       1.55
  Diluted ..............................................   $       0.67    $       0.86    $       1.12    $       1.50

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic ................................................     22,582,332      22,488,643      22,552,916      22,426,468
  Diluted ..............................................     23,354,519      23,268,506      23,372,162      23,140,289

        The accompanying notes are an integral part of these consolidated financial statements

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                               2004           2003
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..........................................................   $  26,201       $  34,796
    Adjustments to reconcile net income to net cash provided
        by operating activities:
    Depreciation and amortization .......................................       8,166           6,941
    Deferred income taxes ...............................................       1,711           4,975
    Provision for doubtful accounts and uncollectible notes .............         (17)            291
    Loss on sale of assets ..............................................          79             158
    Loss on redemption of senior subordinated notes .....................       6,381              --
    Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
         Contracts-in-transit and vehicle receivables ...................      (4,978)         32,405
         Accounts receivable ............................................      (9,297)         (1,402)
         Inventories ....................................................     (78,403)        (53,190)
         Prepaid expenses and other current assets ......................       1,214           1,010
         Floorplan notes payable ........................................      81,535          15,721
         Accounts payable, accrued expenses and deferred revenues .......      22,137          (2,489)
                                                                            ---------       ---------
             Total adjustments ..........................................      28,528           4,420
                                                                            ---------       ---------
                      Net cash provided by operating activities .........      54,729          39,216
                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable ........................................      (1,341)         (2,011)
    Collections on notes receivable .....................................         994             704
    Purchases of property and equipment .................................     (27,942)        (18,248)
    Proceeds from sales of property and equipment .......................         196           4,999
    Proceeds from sales of franchises ...................................          --           7,414
    Escrow deposits for acquisition of franchises .......................      (6,500)             --
    Cash paid in acquisitions, net of cash received .....................     (94,540)        (12,687)
                                                                            ---------       ---------
                      Net cash used in investing activities .............    (129,133)        (19,829)
                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on revolving lines-of-credit ..............     168,852         (23,960)
    Principal payments of long-term debt ................................        (449)           (602)
    Redemption of senior subordinated notes .............................     (79,479)             --
    Proceeds from issuance of common stock to benefit plans, including
        tax benefit .....................................................       4,769           4,541
    Repurchase of common stock, amounts based on settlement date ........      (7,019)         (2,498)
                                                                            ---------       ---------
                      Net cash provided by (used in) financing activities      86,674         (22,519)
                                                                            ---------       ---------

NET INCREASE (DECREASE) IN CASH .........................................      12,270          (3,132)
CASH, beginning of period ...............................................      25,441          24,333
                                                                            ---------       ---------
CASH, end of period .....................................................   $  37,711       $  21,201
                                                                            =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for -
        Interest ........................................................   $  30,604       $  16,768
        Taxes, net of refunds received ..................................   $     343       $   5,292

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

      Had compensation expense for the stock incentive and employee stock purchase plans been determined based on the provisions of SFAS No. 123, the impact on the Company's net income would have been as follows:

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                               ------------------------     -----------------------
                                                                 2004           2003           2004         2003
                                                               ----------    ----------     ---------    ----------
                                                                (dollars in thousands, except per share amounts)
Net income, as reported ....................................   $   15,714    $   19,980    $   26,201    $   34,796
Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects .............................         (832)         (402)       (1,856)       (1,661)
                                                               ----------    ----------     ---------    ----------
Pro forma net income .......................................   $   14,882    $   19,578    $   24,345    $   33,135
                                                               ==========    ==========    ==========    ==========
Earnings per share:
    Basic - as reported ....................................   $     0.70    $     0.89    $     1.16    $     1.55
    Basic - pro forma ......................................   $     0.66    $     0.87    $     1.08    $     1.48
    Diluted - as reported ..................................   $     0.67    $     0.86    $     1.12    $     1.50
    Diluted - pro forma ....................................   $     0.64    $     0.84    $     1.04    $     1.43

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

      While the Company is not an obligor under the vehicle service contracts it currently sells, it is an obligor under vehicle service contracts previously sold in two states. The contracts were sold to our retail vehicle customers with terms, typically, ranging from two to seven years. The purchase price paid by the customer, net of the fee the Company received, was remitted to an administrator. The administrator set the pricing at a level adequate to fund expected future claims and their profit. Additionally, the administrator purchased insurance to further secure its ability to pay the claims under the contracts. The Company can become liable if the administrator and the insurance company are unable to fund future claims. Though the Company has never had to fund any claims related to these contracts, and reviews the creditworthiness of the administrator and the insurance company, it is unable to estimate the maximum potential claim exposure, but believes there will not be any future obligation to fund claims on the contracts. The Company's revenues related to these contracts were deferred at the time of sale and are being recognized over the life of the contracts. The amounts deferred are presented on the face of the balance sheets as deferred revenues from vehicle service contract sales.

      Income Taxes

      The Company operates in ten different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company's estimated effective tax rate will vary based on the proportion of taxable income generated in each state.

      Recent Accounting Pronouncements

      In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIEs"), which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The interpretation is intended to achieve more consistent application of consolidation policies to VIEs and thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through VIEs. In December 2003, the FASB issued a revision to FIN No. 46, ("FIN No. 46R"), to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements.

      The Company adopted the provisions of the interpretation as of March 31, 2004. The implementation of the interpretation did not require the Company to change its historical presentation for the entities determined to be VIEs. Certain wholly-owned subsidiaries were determined to be VIEs due to their capital structures. As the Company was determined to be the primary beneficiary, the Company continues to consolidate the operations of these subsidiaries. Additionally, the Company determined that certain arrangements that allow the Company to participate in the residual profits on certain products sold are also VIEs. However, for these arrangements, the Company determined that it was not the primary beneficiary and it believes the Company has no exposure to loss as a result of these arrangements.

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

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                  -------------------------     -------------------------
                                                                     2004           2003           2004           2003
                                                                  ----------     ----------     ----------     ----------
Common stock issued, beginning of period .....................    23,558,862     23,373,326     23,454,046     23,183,226
  Weighted average common stock issued (1) -
        Acquisitions .........................................        90,886              -         87,865              -
        Employee Stock Purchase Plan .........................        34,064         57,088         43,996         73,615
        Stock options exercised ..............................        16,098         53,418         78,889        176,781
  Weighted average treasury shares held and weighted average
    shares purchased and cancelled ...........................    (1,117,578)      (995,189)    (1,111,880)    (1,007,154)
                                                                  ----------     ----------     ----------     ----------
Shares used in computing basic earnings per share ............    22,582,332     22,488,643     22,552,916     22,426,468
Dilutive effect of stock options, net of assumed repurchase of
    treasury stock ...........................................       772,187        779,863        819,246        713,821
                                                                  ----------     ----------     ----------     ----------
Shares used in computing diluted earnings per share ..........    23,354,519     23,268,506     23,372,162     23,140,289
                                                                  ==========     ==========     ==========     ==========
    (1) Weighted average common stock issued derived from -
             Acquisitions ....................................       306,321              -        360,693              -
             Employee Stock Purchase Plan ....................        34,064         57,088         61,028        102,001
             Stock options exercised .........................        45,969        104,400        149,438        294,500

4. BUSINESS COMBINATIONS AND DISPOSITIONS:

      During the first six months of 2004, the Company purchased 16 automobile dealership franchises in California, Massachusetts, New Jersey, and Texas. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $94.5 million in cash, net of cash received, the assumption of an estimated $81.2 million of inventory financing and the issuance of 360,693 shares of common stock. The consolidated balance sheet includes preliminary allocations of the purchase price for all of the acquisitions, and the allocations are subject to final adjustment. These allocations resulted in recording approximately $49.1 million of franchise value intangible assets and $47.9 million of goodwill, of which $45.4 million of goodwill is expected to be deductible for tax purposes.

5. SENIOR SUBORDINATED NOTES:

      During August 2003, the Company issued 8 1/4% Senior Subordinated Notes due 2013 (the "8 1/4% Notes") with a face amount of $150.0 million. The 8 1/4% Notes pay interest semi-annually on February 15 and August 15, each year beginning February 15, 2004. The 8 1/4% Notes have the following redemption provisions:

      - The Company may, prior to August 15, 2006, redeem up to $52.5 million of the 8 1/4% Notes with the proceeds of certain public offerings of common stock at a redemption price of 108.250% of the principal amount plus accrued interest.

      - The Company may, prior to August 15, 2008, redeem all or a portion of the 8 1/4% Notes at a redemption price equal to the principal amount plus a make-whole premium to be determined, plus accrued interest.

      - The Company may, during the twelve-month periods beginning August 15, 2008, 2009, 2010 and 2011 and thereafter, redeem all or a portion of the 8 1/4% Notes at redemption prices of 104.125%, 102.750%, 101.375% and 100.000%, respectively, of the principal amount plus accrued interest.

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

      On March 1, 2004, the Company completed the redemption of all of its 10 7/8% senior subordinated notes at a redemption price of 105.438% of the principal amount of the notes. The Company incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred costs. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, totaled $79.5 million.

6. COMPREHENSIVE INCOME:

                                                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                       JUNE 30,            JUNE 30,
                                                                  -----------------   -----------------
                                                                   2004      2003      2004      2003
                                                                  -------   -------   -------   -------
                                                                         (dollars in thousands)
Net income ....................................................   $15,714   $19,980   $26,201   $34,796
Other comprehensive income:
    Change in fair value of interest rate swaps, net of tax ...       506       612       826     1,037
                                                                  -------   -------   -------   -------
Comprehensive income ..........................................   $16,220   $20,592   $27,027   $35,833
                                                                  =======   =======   =======   =======

7. COMMITMENTS AND CONTINGENCIES:

      From time to time, the Company's dealerships are named in claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business.

      The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company's Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state court actions. The defendant parties petitioned the Texas Supreme Court for review of that certification decision on appeal, and on March 26, 2004, the court denied those petitions. The defendant parties filed a motion for rehearing of the denial on May 10, 2004, along with supporting briefs. The plaintiff class responded to the motion for rehearing on June 14, 2004. The defendant parties filed a reply brief on June 24, 2004, and the plaintiff class sur-replied on July 9, 2004. The parties await the Court's decision on the motion for rehearing. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. Briefing on the merits of defendants' appeal was completed on February 13, 2004. The parties participated in mediation in 2003.

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

      In addition to the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management's opinion, and based on current known facts and circumstances, are expected to have a material adverse effect on the Company's financial position.

8. SUBSEQUENT EVENTS:

      ACQUISITIONS:

      In July 2004, the Company completed two acquisitions: one in Houston, Texas and one in Beverly Hills, California. The aggregate consideration paid was approximately $77.5 million in cash, net of cash received, and the assumption of $31.7 million of inventory financing. Preliminary allocations of the purchase prices, which are subject to final adjustments, resulted in the Company recording approximately $45.6 million of franchise value intangible assets and $15.2 million of goodwill, of which all of the goodwill is expected to be deductible for tax purposes.

      INCREASE IN CREDIT FACILITY COMMITMENTS:

      On July 28, 2004, the Company obtained $162.0 million in additional commitments under its Revolving Credit Agreement. These additional commitments serve to increase the Company's total commitments under its various credit facilities to approximately $1.2 billion. As of July 28, 2004, after giving effect to these additional commitments, the Company has approximately $345.4 million of total remaining availability under these credit facilities. This availability will be used, as needed, to fund the Company's floorplan, acquisition and general corporate needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the response to Part I,
Item 1 of this Report and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

      We are a leading operator in the $1 trillion automotive retailing industry. Through a series of acquisitions, we operate 137 dealership franchises in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 31 collision service centers.

      The following table sets forth our brand diversity, based on new vehicle retail unit sales, and the number of franchises we own:

                                SIX MONTHS ENDED JUNE 30, 2004
                             -------------------------------------
                             ACTUAL NUMBER           PERCENTAGE OF              NUMBER OF
                                 OF NEW                TOTAL NEW             FRANCHISES OWNED
        BRAND                VEHICLES SOLD           VEHICLES SOLD         AS OF JULY 30, 2004
---------------------        -------------           -------------         -------------------
Toyota/Scion.........             12,127                  22.5                       11
Ford.................             10,210                  18.9                       14
Nissan...............              4,890                   9.1                       10
Honda................              4,653                   8.6                        6
Chevrolet............              4,165                   7.7                        7
Dodge................              3,838                   7.1                       10
Lexus................              2,654                   4.9                        2
Chrysler.............              1,456                   2.7                        8
Jeep.................              1,450                   2.7                        8
GMC..................              1,046                   1.9                        5
Acura................                943                   1.8                        2
Infiniti.............                864                   1.6                        1
Mitsubishi...........                764                   1.4                        6
Lincoln..............                597                   1.1                        6
Mercedes-Benz........                580                   1.1                        3(1)
Mazda................                550                   1.0                        2
Mercury..............                481                   0.9                        7
Volkswagen...........                413                   0.8                        2
Subaru...............                369                   0.7                        2
Pontiac..............                334                   0.6                        5
Audi.................                329                   0.6                        1
BMW..................                253                   0.5                        3(1)
Buick................                200                   0.4                        4
Hyundai...............               190                   0.4                        2
Kia...................               154                   0.3                        3
Cadillac..............               150                   0.3                        2
Isuzu.................                98                   0.2                        2
Porsche...............                76                   0.1                        1
Hummer................                39                   0.1                        1
Maybach...............                --                    --                        1(1)
                                  ------                 -----                      ---
     TOTAL............            53,873                 100.0%                     137
                                  ======                 =====                      ===

(1) Includes one franchise acquired subsequent to June 30, 2004.

      The following table sets forth our geographic diversity, based on new vehicle retail unit sales, and the number of dealerships and franchises we own:

                          PERCENTAGE OF OUR
                             NEW VEHICLE
                             RETAIL UNITS       AS OF JULY 30, 2004
                         SOLD DURING THE SIX  -----------------------
                             MONTHS ENDED      NUMBER OF    NUMBER OF
     MARKET AREA            JUNE 30, 2004     DEALERSHIPS  FRANCHISES
----------------------   -------------------  -----------  ----------
New England...........          13.0%            11            14
Oklahoma..............          12.7             13            22
California............          12.2             12(1)         18(1)
Houston...............          12.1              9(2)          7(2)
Central Texas.........           8.0              8            11
New Orleans...........           7.0              7            10
West Texas............           6.8              8            15
Florida...............           6.6              4             4
Dallas................           5.9              4             7
Atlanta...............           5.7              6             8
New Mexico............           3.0              3             7
Beaumont..............           2.9              2            10
New Jersey............           2.9              3             3
Denver................           1.2              1             1
                               -----             --           ---
   TOTAL..............         100.0%            91           137
                               =====             ==           ===

(1) Includes one dealership with two franchises acquired subsequent to June 30, 2004.

(2) Includes two dealerships with one franchise acquired subsequent to June 30, 2004.

      We have diverse sources of automotive retailing revenues, including: new car sales, new truck sales, used car sales, used truck sales, parts sales, service sales, collision repair service sales, financing fees, vehicle service contract fees and insurance fees. Sales revenues from new and used vehicle sales and parts and service sales include sales to retail customers, other dealerships and wholesalers. Finance and insurance revenues include fees from arranging financing, vehicle service contracts and insurance contracts, net of a provision for anticipated chargebacks. Finance and insurance revenues also include the results from our reinsuring of certain insurance products we sell.

      Our total gross margin varies as our merchandise mix (the mix between new vehicle sales, used vehicle sales (retail and wholesale), parts (retail and wholesale) and service sales, collision repair service sales and finance and insurance revenues) changes. Our gross margin on the sale of products and services varies significantly, with new vehicle sales generally resulting in the lowest gross margin and finance and insurance revenues generally resulting in the highest gross margin. When our new vehicle sales increase or decrease at a rate greater than our other revenue sources, our gross margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact our merchandise mix, and therefore influence our gross margin.

      Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance and utilities. We believe that a significant portion of our selling, general and administrative expenses are variable, allowing us to adjust our cost structure based on business trends. However, it may take several months to adjust our cost structure when business conditions change significantly and, accordingly, our results may be adversely affected.

      Interest expense consists of interest charges on interest-bearing debt, which is generally based on variable rates. We receive interest assistance from several of our manufacturers, which in some cases are also based on variable interest rates. This assistance, which is reflected as a reduction of cost of sales, has ranged between approximately 120% and 180% of floorplan interest expense over the past three years, mitigating the impact of interest rate changes on our financial results.

      We have grown our business through acquisitions. From January 1, 1999, through June 30, 2004, we purchased 95 franchises with expected annual revenues, estimated at the time of acquisition, of approximately $3.2 billion, disposed of 22 franchises with annual revenues of approximately $277.2 million and were granted 12 new franchises by the manufacturers. Our acquisition target for 2004 was to complete platform and tuck-in acquisitions of franchises having approximately $1.0 billion in expected annual revenues. From December 31, 2003, through June 30, 2004, we acquired 16 franchises with expected annual revenues of approximately $690.0 million. From June 30, 2004, through July 30, 2004, we acquired two additional franchises in California and one franchise in Houston with total expected annual revenues of approximately $315.0 million. This brings our total acquisitions during 2004 to 19 franchises with expected annual revenues of $1.0 billion. We continue to find qualified acquisition candidates that meet our stringent criteria and will endeavor to make additional acquisitions during 2004, although at a much slower pace than in the first half of the year. Including our acquisition activity since June 30, 2004, we have acquired, since January 1, 1999, 98 franchises with expected annual revenues, estimated at the time of acquisition, of approximately $3.6 billion.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                THREE MONTHS ENDED JUNE 30,
                                                ----------------------------     INCREASE/       PERCENT
                                                    2004            2003        (DECREASE)       CHANGE
                                                ------------    ------------    ------------    ---------
Retail unit sales ...........................         29,441          25,463           3,978      15.6%
Retail sales revenues .......................   $    813,918    $    693,454    $    120,464      17.4%
Gross profit (1) ............................   $     57,399    $     51,471    $      5,928      11.5%
Average gross profit per retail unit sold ...   $      1,950    $      2,021    $        (71)     (3.5)%
Gross margin (1) ............................            7.1%            7.4%           (0.3)%

-------------
(1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. A portion of our interest assistance varies with changes in interest rates. Accordingly, a change in interest rates will impact our gross margin.

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                       THREE MONTHS ENDED JUNE 30,
                                      -----------------------------       INCREASE/      PERCENT
                                          2004            2003           (DECREASE)       CHANGE
                                      ------------     ------------     ------------    ---------
Retail unit sales .................         16,425           16,167              258       1.6%
Wholesale unit sales ..............         11,894           10,714            1,180      11.0%

Retail sales revenues .............   $    241,342     $    230,956     $     10,386       4.5%
Wholesale sales revenues ..........         87,106           65,445           21,661      33.1%
                                      ------------     ------------     ------------
Total revenues ....................   $    328,448     $    296,401     $     32,047      10.8%

Total gross profit ................   $     27,571     $     25,959     $      1,612       6.2%
Total gross margin (1) ............            8.4%             8.8%            (0.4)%

Average gross profit per retail
  unit sold (2) ...................   $      1,679     $      1,606     $         73       4.5%
Retail gross margin (3) ...........           11.4%            11.2%             0.2%

Net wholesale loss ................   $     (1,617)    $     (2,215)    $        598      27.0%
Average wholesale loss per
   wholesale unit sold ............   $       (136)    $       (207)    $         71      34.3%
Wholesale gross margin ............           (1.9)%           (3.4)%            1.5%

----------------------
(1)   Total gross margin equals total gross profit divided by total revenues.

(2) Average gross profit per retail unit sold equals total gross profit, which includes net wholesale loss, divided by retail unit sales. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

(3) Retail gross margin equals total gross profit, which includes net wholesale loss, divided by retail sales revenues. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

PARTS AND SERVICE DATA

(dollars in thousands)

                                          THREE MONTHS ENDED JUNE 30,
                                          --------------------------     INCREASE/     PERCENT
                                              2004         2003         (DECREASE)      CHANGE
                                          -----------   ------------    ----------     --------
Sales revenues........................    $   131,283   $    116,279    $   15,004      12.9%
Gross profit..........................    $    72,288   $     65,040    $    7,248      11.1%
Gross margin..........................           55.1%          55.9%         (0.8)%

FINANCE AND INSURANCE DATA

(dollars in thousands,
except per unit amounts)

                                                    THREE MONTHS ENDED JUNE 30,
                                                    --------------------------     INCREASE/   PERCENT
                                                        2004         2003         (DECREASE)    CHANGE
                                                    -----------   ------------    ----------   --------
Retail new and used unit sales...................        45,866         41,630         4,236     10.2%
Retail finance fees..............................   $    16,608   $     16,184    $      424      2.6%
Vehicle service contract fees....................        15,166         15,436          (270)    (1.7)%
Other finance and insurance revenues, net........         9,478         10,126          (648)    (6.4)%
                                                    -----------   ------------    ----------
    Total finance and insurance revenues, net....   $    41,252   $     41,746    $     (494)    (1.2)%
    Finance and insurance revenues, net per
      retail unit sold...........................   $       899   $      1,003    $     (104)   (10.4)%

SAME STORE REVENUES COMPARISON (1)

(dollars in thousands)

                                                    THREE MONTHS ENDED JUNE 30,
                                                    --------------------------     INCREASE/   PERCENT
                                                        2004         2003         (DECREASE)    CHANGE
                                                    -----------   ------------    ----------   -------
REVENUES:
   New vehicle retail sales......................   $   718,915   $    683,121    $   35,794     5.2%
   Used vehicle retail sales.....................       218,872        227,098        (8,226)   (3.6)%
   Used vehicle wholesale sales..................        78,878         64,611        14,267    22.1%
   Parts and service sales.......................       117,727        114,739         2,988     2.6%
   Retail finance fees...........................        15,223         15,962          (739)   (4.6)%
   Vehicle service contract fees.................        12,822         13,658          (836)   (6.1)%
   Other finance and insurance
      revenues, net..............................         8,290          8,875          (585)   (6.6)%
                                                    -----------   ------------    ----------
         Total same store revenues...............   $ 1,170,727   $  1,128,064    $   42,663     3.8%

-----------------
(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

      OVERVIEW. Net income decreased $4.3 million, or 21.5%, to $15.7 million for the three months ended June 30, 2004, from $20.0 million for the three months ended June 30, 2003. Diluted earnings per share decreased $0.19, or 22.1%, to $0.67 from $0.86. For the three month period ended June 30, 2004, as compared to the same period of 2003, acquired dealerships added approximately $3.3 million to income from operations; however, declines in same store results negatively affected our results between these two periods. Although we saw increases in revenue across our operations, including both from acquisitions and same store sales, we experienced pressure on gross margin on new vehicles in some of our key markets and brands due to increased competition among dealers during 2004. In addition, changes in our product mix between retail and wholesale revenues, within both our used vehicle and parts operations, negatively impacted gross margin. Finally, we saw increases in selling, general and administrative ("SG&A") expenses during the quarter, primarily as a result of acquisitions but also from same store and corporate activities, that exceeded the gross profit growth.

      REVENUES. Revenues increased $167.0 million, or 14.6%, to $1.3 billion for the three months ended June 30, 2004, from $1.2 billion for the three months ended June 30, 2003. This increase resulted primarily from acquisitions, in addition to same store revenue increases of $42.7 million.

      New vehicle revenues increased $120.5 million, due to the impact of acquisitions and same store revenue increases of $35.8 million. The same store revenue increases reflected the increase in demand for new vehicles in the United States for the three months ended June 30, 2004, as compared to the second quarter of 2003. In particular, our Toyota, Dodge and Nissan franchises showed the greatest increases in unit sales, while our Ford and Mitsubishi franchises showed the largest declines.

      Our used vehicle retail revenues increased $10.4 million as revenues from acquired operations were partially offset by an $8.2 million decrease in our same store sales. Used vehicle retail sales volumes are significantly impacted by the volume and prices of new vehicle sales, and thus are influenced by the level of, and changes in, manufacturer incentives. Incentives on new vehicles were higher during the second quarter of 2004, as compared to the second quarter of 2003. In addition, it has become increasingly difficult to arrange financing for some used vehicle buyers. These factors negatively impacted our used vehicle retail sales volume. Because of this decrease in used retail volume, coupled with the increase in trade-ins received on higher new vehicle sales, we wholesaled more used vehicles to keep inventory levels in line with expected retail sales volumes. Same store wholesale sales increased $14.3 million.

      The increase in parts and service revenues of $15.0 million was primarily attributable to acquisitions along with a same store revenue increase of $3.0 million. The same store revenue increase was primarily driven by increased wholesale parts sales. The increase in wholesale parts sales is due primarily to growth in our Oklahoma City and Dallas wholesale parts operations.

      Finance and insurance revenues, in total, decreased $0.5 million during the second quarter of 2004, as compared to 2003. Increases from acquisitions were offset by a $2.2 million decrease in same store revenue. We had a decline in our profit per retail unit from $1,003 for the quarter ended June 30, 2003, to $899 for the current quarter. This decline was due to lower finance and insurance contract penetrations, primarily on used vehicles as a result of a challenging credit market for used vehicles and a shift in used vehicle mix. We also experienced pressure on finance fee revenue due to ongoing manufacturer financing incentives. Furthermore, as we have expanded through acquisitions, our overall profit per retail unit sold has declined as acquisitions, particularly of luxury franchises, typically have lower finance and insurance profits per retail unit than our average.

      GROSS PROFIT. Gross profit increased $14.3 million, or 7.8%, to $198.5 million for the three months ended June 30, 2004, from $184.2 million for the three months ended June 30, 2003. This increase was attributable to higher unit sales of new and used vehicles, due to acquisitions and an increase in same store sales, resulting in increased revenues. These increases were partially offset by a decline in total gross margin, to 15.1% for the three months ended June 30, 2004, from 16.0% for the three months ended June 30, 2003. Gross margin decreased primarily as lower margin new vehicle revenues increased as a percentage of total revenues and we had lower gross margins in all product lines.

      The gross margin on new retail vehicle sales decreased to 7.1% from 7.4% due, in part, to an increase in the average selling price of vehicles sold without a corresponding increase in gross profit. Our new vehicle gross profit per retail unit sold decreased to $1,950 for the three months ended June 30, 2004, from $2,021 for the three months ended June 30, 2003, as increased competition has put pressure on new vehicle margins.

      Our used vehicle gross profit per retail unit sold increased to $1,679 for the three months ended June 30, 2004, from $1,606 for the three months ended June 30, 2003 and our wholesale loss per wholesale unit sold decreased to $136 from $207, resulting in reduced wholesale losses in total. However, because of the change in mix between retail and wholesale used vehicle sales this quarter, as compared to the second quarter of 2003, our total used vehicle gross margin decreased from 8.8% to 8.4%. As noted previously, wholesale sales, as a percentage of total used vehicle sales, increased during the second quarter as compared to the second quarter of 2003.

      Our parts and service gross margin decreased from 55.9% for the three months ended June 30, 2003, to 55.1% for the three months ended June 30, 2004. This decrease was due primarily to our wholesale parts revenues, which have a lower margin, growing faster than our higher margin retail parts and service revenues.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $19.7 million, or 14.1%, to $159.9 million for the three months ended June 30, 2004, from $140.2 million for the three months ended June 30, 2003. Approximately $14.1 million of this increase was attributable to acquisitions, while an additional $1.0 million was attributable to same store activity. The remainder was primarily attributable to incurring higher losses from our property and casualty retained insurance risk, most notably the $2.8 million loss related to a hailstorm that damaged or destroyed more than 1,000 vehicles, or about 95% of the inventory, at our Amarillo, Texas, dealerships during June 2004. SG&A expenses increased as a percentage of gross profit to 80.5% from 76.1% due primarily to the decline in same store gross profit, without a corresponding decline in SG&A expenses and the insurance losses noted. While we had a same store decrease in personnel related costs during the period, as compared to the same period last year, this decrease was offset by increases in advertising, rent and other facility expenses and other semi-variable departmental costs. Although we believe a significant portion of our dealership expenses are variable, we were not able to materially adjust them in response to recent declines in operations.

      INTEREST EXPENSE. Floorplan interest expense, net, decreased $0.5 million, or 8.1%, to $5.7 million for the three months ended June 30, 2004, from $6.2 million for the three months ended June 30, 2003. This decrease was primarily due to the expiration, in July 2003, of an interest rate swap with a notional amount of $100.0 million. This benefit was partially offset by increases in the average balances of our floorplan and acquisition line-of-credit amounts outstanding.

      Other interest expense, net, increased $1.3 million, or 56.5%, to $3.6 million for the three months ended June 30, 2004, from $2.3 million for the second quarter of 2003. This increase was primarily attributable to an increase in the amount of outstanding senior subordinated notes between the periods. During the second quarter of 2003, we had $74.2 million of 10 7/8% senior subordinated notes outstanding, which were redeemed in March 2004. During the second quarter of 2004, we had $144.6 million of 8 1/4 % senior subordinated notes outstanding issued in August 2003. The increase in interest expense attributable to these amounts outstanding was partially offset by a decrease between the rates charged on these two series of notes.

SELECTED OPERATIONAL AND FINANCIAL DATA FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NEW VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                                        SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------    INCREASE/     PERCENT
                                                           2004           2003       (DECREASE)     CHANGE
                                                       ------------   ------------   ----------    -------
Retail unit sales.................................           53,873         47,640        6,233       13.1%
Retail sales revenues.............................     $  1,489,895   $  1,287,208   $  202,687       15.7%
Gross profit (1)..................................     $    105,292   $     94,196   $   11,096       11.8%
Average gross profit per retail unit sold.........     $      1,954   $      1,977   $      (23)      (1.2)%
Gross margin (1)..................................              7.1%           7.3%        (0.2)%

------------
(1) Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. A portion of our interest assistance varies with changes in interest rates. Accordingly, a change in interest rates will impact our gross margin.

USED VEHICLE DATA

(dollars in thousands,
except per unit amounts)

                                  SIX MONTHS ENDED JUNE 30,
                                  -------------------------      INCREASE/      PERCENT
                                    2004            2003         (DECREASE)     CHANGE
                                  ---------       ---------      ---------     ---------
Retail unit sales .............      32,611          32,479            132           0.4%
Wholesale unit sales ..........      22,684          20,811          1,873           9.0%

Retail sales revenues .........   $ 471,997       $ 456,154      $  15,843           3.5%
Wholesale sales revenues ......     163,297         126,449         36,848          29.1%
                                  ---------       ---------      ---------
        Total revenues ........   $ 635,294       $ 582,603      $  52,691           9.0%

Total gross profit ............   $  55,161       $  52,304      $   2,857           5.5%
Total gross margin (1) ........         8.7%            9.0%          (0.3)%

Average gross profit per retail
 unit sold (2) ................   $   1,691       $   1,610      $      81           5.0%
Retail gross margin (3) .......        11.7%           11.5%           0.2%

Net wholesale loss ............   $  (2,597)      $  (4,010)     $   1,413          35.2%
Average wholesale loss per
  wholesale unit sold .........   $    (114)      $    (193)     $      79          40.9%
Wholesale gross margin ........        (1.6)%          (3.2)%          1.6%

-----------
(1)   Total gross margin equals total gross profit divided by total revenues.

(2) Average gross profit per retail unit sold equals total gross profit, which includes net wholesale loss, divided by retail unit sales. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

(3) Retail gross margin equals total gross profit, which includes net wholesale loss, divided by retail sales revenues. The profit or loss on wholesale sales is included in this number, as these transactions facilitate retail vehicle sales and are not expected to generate profit.

PARTS AND SERVICE DATA
(dollars in thousands)

                                  SIX MONTHS ENDED JUNE 30,
                                  -------------------------      INCREASE/      PERCENT
                                    2004            2003         (DECREASE)     CHANGE
                                  ---------       ---------      ----------     ---------
Sales revenues ...............    $ 255,303       $ 227,392       $ 27,911        12.3%
Gross profit .................    $ 140,049       $ 126,696       $ 13,353        10.5%
Gross margin .................         54.9%           55.7%          (0.8)%

FINANCE AND INSURANCE DATA

(dollars in thousands,
except per unit amounts)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------      INCREASE/      PERCENT
                                                       2004            2003         (DECREASE)     CHANGE
                                                     ---------       ---------      ----------    ---------
Retail new and used unit sales ...................      86,484          80,119         6,365         7.9%
Retail finance fees ..............................   $  32,170       $  31,363       $   807         2.6%
Vehicle service contract fees ....................      30,712          30,634            78         0.3%
Other finance and insurance revenues, net ........      18,554          18,471            83         0.4%
                                                     ---------       ---------       -------
    Total finance and insurance revenues, net ....   $  81,436       $  80,468       $   968         1.2%
Finance and insurance revenues, net per
  retail unit sold ...............................   $     942       $   1,004       $   (62)       (6.2)%

SAME STORE REVENUES COMPARISON (1)
(dollars in thousands)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------    INCREASE/     PERCENT
                                                         2004            2003      (DECREASE)     CHANGE
                                                       ----------     ----------   ----------    ---------
REVENUES:
    New vehicle retail sales .......................   $1,314,188     $1,233,007   $   81,181       6.6%
    Used vehicle retail sales ......................      426,943        439,156      (12,213)     (2.8)%
    Used vehicle wholesale sales ...................      147,858        121,777       26,081      21.4%
    Parts and service sales ........................      231,150        220,511       10,639       4.8%
    Retail finance fees ............................       29,362         30,101         (739)     (2.5)%
    Vehicle service contract fees ..................       25,537         26,477         (940)     (3.6)%
    Other finance and insurance revenues, net ......       15,503         16,545       (1,042)     (6.3)%
                                                       ----------     ----------   ----------
         Total same store revenues .................   $2,190,541     $2,087,574   $  102,967       4.9%

-------------

(1) Includes only those dealerships owned during all of the months of both periods in the comparison.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

      OVERVIEW. Net income decreased $8.6 million, or 24.7%, to $26.2 million for the six months ended June 30, 2004, from $34.8 million for the six months ended June 30, 2003. Diluted earnings per share decreased $0.38, or 25.3%, to $1.12 from $1.50. For the six months ended June 30, 2004, as compared to the same period of 2003, acquired dealerships added approximately $4.8 million to income from operations; however, declines in same store results negatively affected our results between these two periods. Although we saw increases in revenue across our operations, including both from acquisitions and same store sales, we experienced pressure on gross margin on new vehicles in some of our key markets and brands due to increased competition among dealers during 2004. In addition, changes in our product mix between retail and wholesale revenues, within both our used vehicle and parts operations, negatively impacted gross margin. We also saw increases in SG&A expenses during the first six months of 2004, as compared to the same period of 2003, primarily as a result of acquisitions but also from same store and corporate activities, that exceeded the gross profit growth. Finally, during the first quarter of 2004, we incurred a $6.4 million pretax charge related to the redemption of all of our outstanding 10 7/8% senior subordinated notes.

      REVENUES. Revenues increased $284.3 million, or 13.1%, to $2.5 billion for the six months ended June 30, 2004, from $2.2 billion for the six months ended June 30, 2003. This increase resulted primarily from acquisitions, in addition to same store revenue increases of $103.0 million.

      New vehicle revenues increased $202.7 million, due to the impact of acquisitions and same store revenue increases of $81.2 million. The same store revenue increases reflected the increase in demand for new vehicles in the United States for the six months ended June 30, 2004, as compared to the prior year. In particular, our Toyota and Nissan franchises showed the greatest increases in unit sales, while our Ford and Mitsubishi franchises showed the largest declines.

      Our used vehicle retail revenues increased $15.8 million as revenues from acquired operations were partially offset by a $12.2 million decrease in our same store sales. Used vehicle retail sales volumes are significantly impacted by the volume and prices of new vehicle sales, and thus are influenced by the level of, and changes in, manufacturer incentives. Incentives on new vehicles were higher during the first six months of 2004, as compared to the same period last year. In addition, it has become increasingly difficult to arrange financing for some used vehicle buyers. These factors negatively impacted our used vehicle retail sales volume. Because of this decrease in used retail volume, coupled with the increase in trade-ins received on higher new vehicle sales, we wholesaled more used vehicles to keep inventory levels in line with expected retail sales volumes. Same store wholesale sales increased $26.1 million during the first six months of 2004 compared to the first six months of 2003.

      The increase in parts and service revenues of $27.9 million was primarily attributable to acquisitions, along with a same store revenue increase of $10.6 million. The same store revenue increase was primarily driven by increased wholesale and customer-pay parts sales. The increase in wholesale parts revenue is due primarily to growth in our Oklahoma City and Dallas wholesale parts operations.

      Finance and insurance revenues, in total, increased $1.0 million during the first six months of 2004, as compared to 2003. Increases attributable to acquisitions were partially offset by a $2.7 million decrease in same store revenue. We had a decline in our profit per retail unit from $1,004 for the six months ended June 30, 2003, to $942 for the current year. This decline was due to lower finance and insurance contract penetrations, primarily on used vehicles as a result of a challenging credit market for used vehicles and a shift in used vehicle mix. We also experienced pressure on finance fee revenue due to ongoing manufacturer financing incentives. Furthermore, as we have expanded through acquisitions, our overall profit per retail unit sold has declined as acquisitions, particularly of luxury franchises, typically have lower finance and insurance profits per retail unit than our average.

      GROSS PROFIT. Gross profit increased $28.2 million, or 8.0%, to $381.9 million for the six months ended June 30, 2004, from $353.7 million for the six months ended June 30, 2003. The increase was attributable to higher unit sales of new and used vehicles, due to acquisitions and an increase in same store sales, resulting in increased revenues. These increases were partially offset by a decline in total gross margin, to 15.5% for the six months ended June 30, 2004, from 16.2% for the six months ended June 30, 2003. Our gross margin decreased as lower margin new vehicle revenues increased as a percentage of total revenues, and we had lower gross margins in all product lines.

      The gross margin on new retail vehicle sales decreased to 7.1% from 7.3%, due, in part, to an increase in the average selling price of vehicles sold, without a corresponding increase in gross profit. Our new vehicle gross profit per retail unit sold decreased to $1,954 for the six months ended June 30, 2004, from $1,977 for the six months ended June 30, 2003, as increased competition has put pressure on new vehicle margins.

      Our used vehicle gross profit per retail unit sold increased to $1,691 for the six months ended June 30, 2004, from $1,610 for the six months ended June 30, 2003, and our wholesale loss per wholesale unit sold decreased to $114 from $193, resulting in reduced wholesale losses in total. However, because of the change in mix between retail and wholesale used vehicle sales this year, as compared to 2003, our gross margin decreased from 9.0% to 8.7%. As noted previously, wholesale sales, as a percentage of total used vehicle sales, increased during the first six months of 2004 as compared to 2003.

      Our parts and service gross margin decreased from 55.7% for the six months ended June 30, 2003, to 54.9% for the six months ended June 30, 2004. This decrease was due primarily to our wholesale parts revenues, which have a lower margin, growing faster than our higher margin retail parts and service revenues.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $31.5 million, or 11.5%, to $306.5 million for the six months ended June 30, 2004, from $275.0 million for the six months ended June 30, 2003. Approximately $20.4 million of this increase was attributable to acquisitions, while an additional $3.2 million was attributable to same store activity. The remainder was primarily attributable to incurring higher losses from our property and casualty retained insurance risk, most notably the $2.8 million loss we sustained as a result of severe hail damage at our Amarillo, Texas, dealerships during June 2004. SG&A expenses increased as a percentage of gross profit to 80.3% from 77.8%, due primarily to the decline in same store gross profit, without a corresponding decline in SG&A expenses and the insurance losses noted. While we had a same store decrease in personnel related costs during the period, as compared to the same period last year, this decrease was offset by increases in advertising, rent and other facility expenses and other semi-variable departmental costs. Although we believe a significant portion of our dealership expenses are variable, we were not able to materially adjust them in response to recent declines in operations.

      INTEREST EXPENSE. Floorplan interest expense, net, decreased $1.3 million, or 11.1%, to $10.4 million for the six months ended June 30, 2004, from $11.7 million for the six months ended June 30, 2003. This decrease was primarily due to the expiration, in July 2003, of an interest rate swap with a notional amount of $100.0 million. This benefit was partially offset by increases in the average balances of our floorplan and acquisition line-of-credit amounts outstanding.

      Other interest expense, net, increased $3.7 million, or 78.7%, to $8.4 million for the six months ended June 30, 2004, from $4.7 million for 2003. This increase was primarily attributable to the change in outstanding senior subordinated notes during the periods. During the first six months of 2004, as compared to the same period of 2003, our average senior subordinated debt outstanding increased due to the addition, in August 2003, of $150.0 million of 8 1/4% senior subordinated notes, to our then outstanding 10 7/8% senior subordinated notes. All of our 10 7/8% senior subordinated notes were redeemed in March 2004, thereby reducing our total amount of senior subordinated notes outstanding for the remainder of the first half of 2004. In addition, a favorable decrease in the rate of interest charged between these two series of notes offset a portion of our interest expense for the period attributable to higher average balances outstanding.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity are cash on hand, cash from operations, our credit facilities, which provide floorplan, working capital and acquisition financing, and future debt and equity offerings.

CASH FLOWS

      Total cash at June 30, 2004, was $37.7 million.

      OPERATING ACTIVITIES. Net income, after adding back depreciation and amortization, is generally a good indicator of our operating cash flow as revenues are converted into cash in a very short time frame, typically less than two weeks, and there are very few deferred expenses. Additionally, while our inventory balances can change dramatically from period to period, there is typically little impact on cash flow from operations as changes in contracts-in-transit, vehicle receivables and floorplan notes payable generally combine to offset the impact of the inventory change.

      For the six months ended June 30, 2004, we generated $54.7 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and the impact from the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes in March 2004. In addition, we had an approximately $13.0 million increase in accrued expenses attributable to amounts due for current income taxes.

      During the first six months of 2003, we generated $39.2 million of cash flow from operations, primarily driven by net income, after adding back depreciation and amortization. Amounts received from reduction of contracts-in-transit and vehicle receivables outstanding were used to pay down the floorplan balance.

      INVESTING ACTIVITIES. During the first six months of 2004, the $129.1 million of cash used in investing activities was primarily attributable to the use of $94.5 million of cash for acquisitions, net of cash balances obtained, and $27.9 million for purchases of property and equipment. Approximately $17.2 million of the property and equipment purchases were for the purchase of land and construction of new or expanded facilities.

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

      FINANCING ACTIVITIES. We obtained approximately $86.7 million from financing activities during the first six months of 2004, primarily from borrowings. The funds obtained through borrowings were primarily used to fund acquisitions and complete the redemption of all of our 10 7/8% senior subordinated notes in March 2004. Additionally, we spent $7.0 million for repurchases of common stock.

      During the first six months of 2003, we used approximately $22.5 million from financing activities, primarily for repayment of borrowings and repurchases of our common stock, net of issuances of stock to our benefit plans.

      WORKING CAPITAL. At June 30, 2004, we had working capital of $139.2 million. Historically, we have funded our operations with internally generated cash flow and borrowings. While we cannot guarantee it, based on current facts and circumstances, including our recently obtained additional commitments under our Revolving Credit

Agreement discussed below, we believe we have adequate cash flow coupled with borrowing capacity under our credit facilities to fund our current operations, capital expenditures and remaining acquisitions expected for 2004. If our capital expenditure or acquisition plans for 2004 change, we may need to access the private or public capital markets to obtain additional funding.

      Changes in our working capital are driven primarily by changes in floorplan notes payable. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms when vehicles are sold, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay off terms when vehicles are sold, are limited to 55% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we can reborrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes. During the six month period ended June 30, 2004, we reborrowed amounts previously used to pay down our floorplan borrowings in order to fund acquisitions and complete the redemption of all of our 10 7/8% senior subordinated notes and acquisitions, among other uses. The uses of funds resulted in an approximately $146.9 million increase in floorplan notes payable, before considering the impact of increased inventories, which also resulted in additional floorplan borrowings.

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

ACQUISITIONS AND ACQUISITION FINANCING

      From December 31, 2003, through July 30, 2004, we have completed acquisitions of 19 franchises with expected annual revenues of approximately $1.0 billion. One of the acquisitions, with three franchises, is a new platform in New Jersey. A second, with nine fanchises and one collision center, is a new platform in California. The other franchises were acquired in tuck-in acquisitions and complement platform operations in California, Massachusetts and Texas. The aggregate consideration paid in completing these acquisitions was approximately $172.0 million in cash, net of cash received, 360,693 shares of common stock and the assumption of $112.9 million of inventory financing.

      Our acquisition target for 2004 was to complete platform and tuck-in acquisitions that have approximately $1.0 billion in expected annual revenues. We continue to find qualified acquisition candidates that meet our stringent criteria and will endeavor to make additional acquisitions during 2004, although at a much slower pace than in the first half of the year. We expect the cash needed for future acquisitions will come from excess working capital, operating cash flows and borrowings under our credit facilities. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of future acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 15% to 20% of the annual revenue.

      On July 28, 2004, we obtained $162.0 million in additional commitments under our Revolving Credit Agreement. These additional commitments serve to increase our total commitments under our various credit facilities to approximately $1.2 billion. As of July 28, 2004, after giving effect to these additional commitments, we have approximately $345.4 million of total remaining availability under these credit facilities. This availability will be used, as needed, to fund our floorplan, acquisition and general corporate needs.

STOCK REPURCHASE

      In March 2004, the board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. Our debt agreements, subject to other covenants, allow us to use a percentage of our cumulative net income to repurchase stock and pay dividends. During the first six months of 2004, we repurchased approximately 195,000 shares for approximately $7.0 million, a portion of which were purchased under the board authorization established in February 2003, with the remainder purchased under the March 2004 authorization. As of June 30, 2004, $18.9 million remained under the board of directors' March 2004 authorization. This amount is less than that allowed by our most restrictive agreement with respect to stock repurchases, the indenture governing our 8 1/4% senior subordinated notes. The amount we are able to repurchase under this indenture adjusts based on future net income and issuances of common stock. See additional stock repurchase information set forth under the heading "Other Information - Changes in Securities."

CHANGES IN CONTRACTUAL OBLIGATIONS

      The following information about our contractual obligations updates the information provided as of December 31, 2003, in our Annual Report on Form 10-K. Since December 31, 2003, we have redeemed all $75.4 million principal amount of our 10 7/8% senior subordinated notes due 2009. Our floorplan notes payable have increased from $493.6 million at December 31, 2003, to $803.2 million at June 30, 2004, due to increased inventory levels and increased leverage on our inventory, as we borrowed the funds to complete acquisitions and redeem all of our 10 7/8% senior subordinated notes. As of June 30, 2004, we had borrowings of $22.0 million under our acquisition line-of-credit to fund acquisitions and for general corporate purposes. Since June 30, 2004, we have borrowed an additional $74.0 million under our credit facilities to fund acquisitions and for general corporate purposes. We have repaid approximately $17.6 million of our floorplan notes payable as the increases attributable to financing inventory acquired in our acquisitions was offset by decreases attributable to reduced inventory levels in our existing stores. As a result, as of July 28, 2004, we had $886.6 million outstanding under our credit facilities and, after giving effect to the above mentioned additional commitments under our Revolving Credit Agreement, we have $345.4 million of remaining availability under our credit facilities to fund future floorplan increases and acquisitions and for general corporate purposes.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying consolidated financial statements relate to reserves for inventory valuations, future chargebacks on finance and vehicle service contract fees, valuation of intangible assets, self-insured property and casualty and medical plan exposures, and legal proceedings. Actual results could differ from those estimates.

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

      INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our manufacturers. The assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As the market value of our inventories typically declines with the passage of time, valuation reserves are provided against the inventory balances based on the historical loss experience and market trends. Additionally, used vehicles add complexity to the inventory valuation process. There is no standardized source for determining exact values, as each vehicle and each market we operate in, is unique. As such, these factors are also considered in determining the appropriate level of valuation reserves.

      RETAIL FINANCE, VEHICLE SERVICE AND INSURANCE CONTRACT REVENUE RECOGNITION

      We arrange financing for customers through various institutions and receive financing fees based on either the difference between the loan rates charged to customers over predetermined financing rates or fixed amounts, both set by the financing institution. In addition, we receive fees from the sale of vehicle service contracts to customers.

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

      We consolidate the operations of our reinsurance companies. We reinsure the credit life and accident and health insurance policies sold by our dealerships. All of the revenues and related direct costs from the sales of these policies are deferred and recognized over the life of the policies, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises." Investments related to insurance policy sales are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are carried at market value.

      INTANGIBLE ASSETS

      In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 changes the treatment of goodwill by no longer amortizing goodwill; however, other identifiable intangible assets are to be separately recognized and amortized, as applicable. The statement requires, at least annually, an assessment for impairment of goodwill and other indefinite life intangible assets by applying a fair-value based test. We complete the required assessment at the end of each calendar year, and at such other times as required by events or circumstances at a reporting unit indicating a potential reduction of fair value below book value. In performing the assessment, we estimate the fair value of our intangibles using a calculation based on the historical and expected cash flows of the dealerships, market trends and conditions, review of completed transactions and current market valuations. A portion of our intangible assets relates to franchise value, which is considered to have an indefinite life, with goodwill accounting for the remainder. As of December 31, 2003, no impairment of any intangible assets or goodwill resulted from the required assessment; however, changes in facts and circumstances surrounding this estimate could result in impairment in the future.

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

CAUTIONARY STATEMENT ABOUT FORWARD LOOKING STATEMENTS

      This quarterly report includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations, including those plans, goals, beliefs and expectations of our officers and directors with respect to, among other things:

      -     our future operating performance

      -     our ability to improve our margins

      -     operating cash flows and availability of capital

      -     the completion of future acquisitions

      -     the future revenues of acquired dealerships

      -     future stock repurchases

      -     capital expenditures

      - changes in sales volumes in the new and used retail vehicle and parts and service markets

      - business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels

      Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

      - the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products

      - adverse international developments such as war, terrorism, political conflicts or other hostilities may affect the demand for our products and services

      - the future regulatory environment, adverse legislation, or unexpected litigation may impose additional costs on us or otherwise adversely affect us

      - our principal automobile manufacturers, especially Toyota / Lexus, Ford, DaimlerChrysler, General Motors, Honda/Acura and Nissan / Infiniti, may not continue to produce or make available to us vehicles that are in high demand by our customers

      - requirements imposed on us by our manufacturers may limit our acquisitions and the level of capital expenditures related to our dealership facilities

      - our dealership operations may not perform at expected levels or achieve expected improvements

      - we may not achieve expected future cost savings and our future costs could be higher than we expect

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

      - new accounting standards could materially impact our reported earnings per share

      - we may not complete additional acquisitions or the pace of acquisitions may change

      - we may not be able to adjust our cost structure to any reduction in the demand for our products and services

      -     we may lose key personnel

      - competition in our industry may impact our operations or our ability to complete acquisitions

      - insurance costs could increase significantly and all our losses may not be covered by insurance

      -     we may not achieve expected sales volumes from our new franchises

      - we may not obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect

      These factors, as well as additional factors that could affect our operating results and performance are described in our Form 10-K under the headings "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We urge you to carefully consider this information. We undertake no duty to update the forward looking statements.

      All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following information about our market sensitive financial instruments updates the information provided as of December 31, 2003, in our Annual Report on Form 10-K and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. Our policy is to manage interest rate exposure through the use of a combination of fixed and variable-rate debt. Additionally, interest rate swaps may be used to adjust our exposure to interest rate movements. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All interest rate swaps are non-trading and qualify for hedge accounting.

      Since December 31, 2003, our variable-rate floorplan notes payable have increased due to increases in inventory levels and increased leverage on our inventory. In addition, our variable-rate acquisition line-of-credit has increased due to acquisition activity and general corporate purposes. A 100 basis point increase in interest rates would have increased floorplan and acquisition line-of-credit interest expense approximately $3.2 million for the six-month period ended June 30, 2004, before the impact of our interest rate swaps. We have had no other significant balances outstanding under variable-rate borrowing agreements.

      At times, we have used interest rate swaps to reduce our exposure to interest rate fluctuations. Currently, we have one interest rate swap outstanding, with a notional amount of $100.0 million that converts 30-day LIBOR to a fixed rate. As the swap hedges our floorplan interest rate exposure, the impact on interest expense is included in floorplan interest expense in our statements of operations. A 100 basis point increase in interest rates would have reduced the cost of our swaps and, thus, would have reduced our floorplan interest expense by $0.5 million for the six-month period ended June 30, 2004.

      The net result on our variable-rate interest expense of a 100 basis point increase in interest rates would have been an increase of $2.7 million for the six months ended June 30, 2004, after combining the increase in expense on our variable-rate borrowings and the decrease in expense from our swaps.

      Additionally, we receive floorplan interest assistance from the majority of our manufacturers, which in some cases is based on variable interest rates. This assistance, which has ranged from approximately 120% to 180% of our floorplan interest expense over the past three years, totaled $15.0 million during the first six months of 2004 and $12.8 million during the first six months of 2003. We treat this interest assistance as a purchase discount, and reflect it as a reduction of new vehicle cost of sales as new vehicles are sold.

ITEM 4. CONTROLS AND PROCEDURES

      Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2004, to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the six months ended June 30, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.

      The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company's Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state court actions. The defendant parties petitioned the Texas Supreme Court for review of that certification decision on appeal, and on March 26, 2004, the court denied those petitions. The defendant parties filed a motion for rehearing of the denial on May 10, 2004, along with supporting briefs. The plaintiff class responded to the motion for rehearing on June 14, 2004. The defendant parties filed a reply brief on June 24, 2004, and the plaintiff class sur-replied on July 9, 2004. The parties await the Court's decision on the motion for rehearing. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants' class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted a request for permission to appeal the class certification ruling of the lower federal court. Briefing on the merits of defendants' appeal was completed on February 13, 2004. The parties participated in mediation in 2003. That mediation resulted in a settlement proposal from the plaintiff class representatives to the defendant dealers, including the Company's Texas dealership subsidiaries. The proposal was contingent on achieving a certain minimum level of participation among the defendant dealers based on the number of transactions in which each dealer engaged. Because the participation threshold was not satisfied, the proposal failed. While the Company does not believe this litigation will have a material adverse effect on its financial condition or results of operations, no assurance can be given as to its ultimate outcome.

      In addition to the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management's opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company's financial position.

ITEM 2. CHANGES IN SECURITIES

      From time to time the board of directors authorizes management to repurchase shares of its common stock, subject to the restrictions of various debt agreements and management's judgment. The first such authorization occurred in October 2000, and was disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000. We have reported subsequent changes to the authorization in our SEC filings since that date. At its February 2003 meeting, the board of directors authorized management to repurchase up to $25.0 million of its common stock. At the time of the March 2004 meeting, $9.7 million remained under the February 2003 authorization and, at management's request, the board of directors increased its authorization for management to repurchase shares of common stock up to $25.0 million. No repurchases were made during the three months ended June 30, 2004. As of June 30, 2004, $18.9 million remained under the board of director's March 2004 authorization.

      During the second quarter of 2004, the Company acquired certain assets and assumed certain liabilities of various automobile dealerships for cash and shares of our common stock. The following is the only transaction in which stock was issued:

                      Date Securities
Date of Agreement         Issued               Acquisitions             Shares
-----------------     ---------------    -------------------------     -------
February 12, 2004      June 7, 2004      Peterson Automotive Group     306,321

      We relied on Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), as an exemption from the registration requirements of the Securities Act relating to the issuance of the Company's common stock in the acquisition. We believe we are justified in relying on such exemption since only one person received common stock in the transaction and such person is an "accredited investor" as defined by Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the May 19, 2004, Annual Meeting of Stockholders, our stockholders voted on three matters.

      1)    Election of three directors:

            The stockholders elected three (3) nominees as directors for a three-year term based on the following voting results:

                                  VOTES CAST:
                        ------------------------------
NOMINEES ELECTED           FOR               WITHHELD
----------------        ----------          ----------
John L. Adams           18,487,305           2,773,854
Max P. Watson, Jr.       9,194,119          12,067,040
J. Terry Strange        20,578,595             682,564

            Our other continuing directors are:

                                      B.B. Hollingsworth, Jr.
                                      Robert E. Howard II
                                      Louis E. Lataif
                                      Stephen D. Quinn

      2)    Amendment to Group 1 Automotive, Inc. 1996 Stock Incentive Plan:

            The stockholders approved the amendment to the 1996 Stock Incentive Plan. The results of the voting were as follows:

                                      For               16,792,204

                                      Against            1,844,912

                                      Abstain               14,168

      3)    Ratification of the appointment of Ernst & Young LLP as Independent
            Auditors:

            The stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the year ended December 31, 2004. The results of the voting were as follows:

                                      For               21,230,874

                                      Against               23,716

                                      Abstain                6,569

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

      31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

B. REPORTS ON FORM 8-K:

      On July 29, 2004, the Company filed a Current Report on Form 8-K reporting under items 5, 7 and 12.

      On July 15, 2004, the Company filed a Current Report on Form 8-K reporting under items 5, 7 and 12.

      On July 1, 2004, the Company filed a Current Report on Form 8-K reporting under items 7 and 9.

      On June 4, 2004, the Company filed a Current Report on Form 8-K reporting under items 5 and 7.

      On June 3, 2004, the Company filed a Current Report on Form 8-K reporting under items 7 and 9.

      On May 19, 2004, the Company filed a Current Report on Form 8-K reporting under items 7 and 9.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Group 1 Automotive, Inc.

July 30, 2004                  By:/s/ Robert T. Ray
-------------                     --------------------------------------------
Date                                Robert T. Ray, Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
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