Form 10-Q
period 2004-09-30
GROUP 1 AUTOMOTIVE INC
filed 2004-11-09
CIK 1031203

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

(713) 647-5700
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of October 29, 2004, the Company had 23,112,100 shares of common stock, par value $.01, outstanding.

Part I. Financial Information

Item 1. Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$34,591	$25,441
Contracts-in-transit and vehicle receivables, net	162,288	143,260
Accounts and notes receivable, net	79,185	63,604
Inventories, net	807,623	671,279
Deferred income taxes	13,017	11,163
Prepaid expenses and other current assets	7,550	16,176

Total current assets	1,104,254	930,923

PROPERTY AND EQUIPMENT, net	161,391	131,647
GOODWILL	368,957	329,591
INTANGIBLE ASSETS	190,011	76,656
INVESTMENTS RELATED TO INSURANCE POLICY SALES	15,224	16,025
DEFERRED COSTS RELATED TO INSURANCE POLICY AND VEHICLE SERVICE CONTRACT SALES	8,865	12,238
OTHER ASSETS	5,330	6,465

Total assets	$1,854,032	$1,503,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable	$749,304	$493,568
Current maturities of long-term debt	969	910
Accounts payable	108,316	87,675
Accrued expenses	81,544	72,240

Total current liabilities	940,133	654,393

DEBT, net of current maturities	12,481	12,703
SENIOR SUBORDINATED NOTES	144,698	217,475
ACQUISITION LINE OF CREDIT	116,000	—
DEFERRED INCOME TAXES	31,774	34,886
OTHER LIABILITIES	25,830	25,224

Total liabilities before deferred revenues	1,270,916	944,681

DEFERRED REVENUES FROM INSURANCE POLICY SALES	22,485	24,984
DEFERRED REVENUES FROM VEHICLE SERVICE CONTRACT SALES	8,548	12,952
DEFERRED REVENUES FROM VEHICLE MAINTENANCE AGREEMENT SALES	2,268	2,819
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 23,916,393 and 23,454,046 issued, respectively	239	235
Additional paid-in capital	267,786	255,356
Retained earnings	307,736	291,150
Accumulated other comprehensive loss	(106)	(1,285)
Treasury stock, at cost, 897,278 and 1,002,506 shares, respectively	(25,840)	(27,347)

Total stockholders’ equity	549,815	518,109

Total liabilities and stockholders’ equity	$1,854,032	$1,503,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
New vehicle retail sales	$962,021	$772,632	$2,451,916	$2,059,840
Used vehicle retail sales	265,544	230,978	737,541	687,132
Used vehicle wholesale sales	101,551	69,102	264,848	195,551
Parts and service sales	154,285	121,792	409,588	349,184
Retail finance fees	19,052	17,111	51,222	48,474
Vehicle service contract fees	19,544	17,170	50,256	47,804
Other finance and insurance revenues, net	10,410	10,705	28,964	29,176

Total revenues	1,532,407	1,239,490	3,994,335	3,417,161
COST OF SALES:
New vehicle retail sales	895,634	716,014	2,280,237	1,909,026
Used vehicle retail sales	232,779	203,428	647,018	603,268
Used vehicle wholesale sales	104,132	71,373	270,026	201,832
Parts and service sales	69,978	54,228	185,232	154,924

Total cost of sales	1,302,523	1,045,043	3,382,513	2,869,050

GROSS PROFIT	229,884	194,447	611,822	548,111
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	182,577	147,913	489,125	422,930
DEPRECIATION AND AMORTIZATION EXPENSE	4,579	3,623	12,745	10,564
IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS	41,373	—	41,373	—

Income from operations	1,355	42,911	68,579	114,617
OTHER INCOME AND (EXPENSE):
Floorplan interest expense, excluding manufacturer interest assistance	(6,554)	(4,811)	(16,916)	(16,493)
Other interest expense, net	(4,463)	(3,915)	(12,867)	(8,618)
Loss on redemption of senior subordinated notes	—	—	(6,381)	—
Other expense, net	(104)	(18)	(247)	(107)

INCOME (LOSS) BEFORE INCOME TAXES	(9,766)	34,167	32,168	89,399
PROVISION (BENEFIT) FOR INCOME TAXES	(151)	12,473	15,582	32,909

NET INCOME (LOSS)	$(9,615)	$21,694	$16,586	$56,490

EARNINGS (LOSS) PER SHARE:
Basic	$(0.42)	$0.96	$0.73	$2.51
Diluted	$(0.42)	$0.92	$0.71	$2.42
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22,946,245	22,642,168	22,684,982	22,499,158
Diluted	22,946,245	23,611,631	23,427,035	23,299,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,586	$56,490
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and long-lived assets	41,373	—
Depreciation and amortization	12,745	10,564
Deferred income taxes	(6,849)	7,167
Tax benefit from options exercised	1,311	1,660
Provision for doubtful accounts and uncollectible notes	333	(146)
Loss on sale of assets	184	164
Loss on redemption of senior subordinated notes	6,381	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	(18,788)	43,683
Accounts receivable	(9,580)	(7,006)
Inventories	4,998	59,539
Prepaid expenses and other current assets	4,791	(1,007)
Floorplan notes payable	(19,502)	(112,214)
Accounts payable, accrued expenses and deferred revenues	27,663	12,697

Total adjustments	45,060	15,101

Net cash provided by operating activities	61,646	71,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,445)	(23,999)
Proceeds from sales of property and equipment	3,583	10,925
Proceeds from sale of franchise	—	7,414
Cash paid in acquisitions, net of cash received	(221,721)	(22,889)

Net cash used in investing activities	(253,583)	(28,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving lines-of-credit	281,502	(185,242)
Principal payments of long-term debt	(670)	(787)
Redemption of senior subordinated notes	(79,479)	—
Proceeds from issuance of senior subordinated notes	—	143,480
Proceeds from issuance of common stock to benefit plans	6,753	7,428
Repurchase of common stock, amounts based on settlement date	(7,019)	(4,756)

Net cash provided by (used in) financing activities	201,087	(39,877)

NET INCREASE IN CASH	9,150	3,165
CASH, beginning of period	25,441	24,333

CASH, end of period	$34,591	$27,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$48,921	$30,209
Taxes, net of refunds received	$11,040	$14,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

          Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, New York, Oklahoma and Texas. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are referred to collectively herein as the “Company” or “Group 1.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Basis of Presentation

          All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are initially assigned and recorded based on estimates of fair value and are subject to final adjustment. All significant intercompany balances and transactions have been eliminated in consolidation.

          Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Due to seasonality and other factors, most notably the impairment of goodwill and long-lived assets recorded in the third quarter of 2004, the results of operations for the interim periods are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

          Intangible Assets and Goodwill

          Intangible assets and goodwill represent the excess of the purchase price of businesses acquired over the fair value of the net tangible assets acquired at the date of acquisition. The Company has determined that, generally, its only identifiable intangible asset is franchise value, which is an indefinite-lived intangible asset. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Prior to the adoption of SFAS No. 142, purchase prices in excess of the net tangible assets were recorded as goodwill and no intangible assets were recognized by the Company. SFAS No. 142 changed the treatment of goodwill, no longer permitting the amortization of goodwill or indefinite-lived intangible assets, but instead requiring, at least annually, an assessment for impairment of goodwill and other indefinite-lived intangible assets at each reporting unit, defined by the Company as each of its platforms, using a fair-value based test. The Company performs the required annual impairment assessment at the end of each calendar year, and performs an impairment assessment more frequently if events or circumstances occur at a reporting unit between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company adopted SFAS No. 142 effective January 1, 2002, and as of the last required annual assessment, no impairment of any intangible assets or goodwill existed based on the fair value test. However, during October 2004, in connection with the preparation and review of these interim financial statements, the Company determined that recent events and circumstances at its Atlanta platform, including further deterioration of the platform’s financial results, recent changes in platform management and overall weakness in the Atlanta market, indicated that an impairment of goodwill may have occurred in the three months ended September 30, 2004. See Note 5. Impairment of Goodwill and Long-Lived Assets.

          Impairment of Long-Lived Assets

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Through December 31, 2003, the Company had not recorded any significant impairment writedowns of its long-lived assets. However, during October 2004, in connection with the preparation and review of these interim financial statements, the Company determined that recent events and circumstances at its Atlanta platform, including further deterioration of the platform’s financial results, recent changes in platform management and overall weakness in the Atlanta market, indicated that an impairment of certain of the Company’s long-lived assets may have occurred in the three months ended September 30, 2004. See Note 5. Impairment of Goodwill and Long-Lived Assets.

          Stock Compensation

          In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which, if fully adopted, requires the Company to record stock-based compensation at fair value. In accordance with the alternative provisions of SFAS No. 123, the Company has adopted the disclosure requirements of SFAS No. 123 and elected to record employee compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense for stock options is based on the excess of the fair market value of the common stock on the date the options were granted over the aggregate exercise price of the options. As the exercise price of options granted under the stock incentive plan has been equal to or greater than the market price of the Company’s stock on the date of grant, there has been no compensation expense related to the stock incentive plan. Additionally, there is no compensation expense for shares issued pursuant to the employee stock purchase plan, as it is a qualified plan.

          Had compensation expense for the stock incentive and employee stock purchase plans been determined based on the fair value provisions of SFAS No. 123, the impact on the Company’s net income would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income (loss), as reported	$(9,615)	$21,694	$16,586	$56,490
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(840)	(1,050)	(2,697)	(2,711)

Pro forma net income (loss)	$(10,455)	$20,644	$13,889	$53,779

Earnings (loss) per share:
Basic – as reported	$(0.42)	$0.96	$0.73	$2.51
Basic – pro forma	$(0.46)	$0.91	$0.61	$2.39
Diluted – as reported	$(0.42)	$0.92	$0.71	$2.42
Diluted – pro forma	$(0.46)	$0.87	$0.59	$2.31

          Vehicle Service Contract Obligations

          In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 enhances the disclosures required by a guarantor about its obligations under certain guarantees that it has issued. It also requires, on a prospective basis, beginning January 1, 2003, that guarantors recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

          While the Company is not an obligor under the vehicle service contracts it currently sells, it is an obligor under vehicle service contracts previously sold in two states. These contracts were sold to our retail vehicle customers with terms typically ranging from two to seven years. The purchase price paid by the customer, net of the fee the Company received, was remitted to an administrator. The administrator set the pricing at a level adequate to fund expected future claims and their profit. Additionally, the administrator purchased insurance to secure its ability to pay the claims under the contracts. The Company can become liable if both the administrator and the insurance company are unable to pay future claims. Though the Company has never had to fund any claims related to these contracts, and periodically reviews the creditworthiness of the administrator and the insurance company, it is unable to estimate the maximum potential claim exposure, but believes there will not be any future obligation to pay claims on these contracts. The Company’s revenues related to these contracts were deferred at the time of sale and are being recognized over the expected life of the contracts. The amounts deferred are presented on the face of the balance sheets as deferred revenues from vehicle service contract sales.

          Income Taxes

          The Company operates in 11 different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each state.

          The effective income tax rate of 1.5% of pretax loss for the three months, and 48.4% of pretax income for the nine months, ended September 30, 2004, differed from the federal statutory rate of 35% due primarily to the non-deductibility for tax purposes of certain portions of the goodwill impairment charge and state income taxes. The effective income tax rate of 36.5% and 36.8% of pretax income for the three and nine months ended September 30, 2003, respectively, differed from the federal statutory rate of 35% due primarily to state income taxes.

          Recent Accounting Pronouncements

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (“VIEs”). VIEs are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 is intended to achieve more consistent application of consolidation policies to VIEs and thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through VIEs. In December 2003, the FASB issued a revision to FIN No. 46, FIN No. 46R, to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements.

          The Company adopted the provisions of the interpretation as of March 31, 2004. The implementation of the interpretation did not require the Company to change its historical presentation for the entities determined to be VIEs. Certain wholly owned subsidiaries were determined to be VIEs due to their capital structures. As the Company was determined to be the primary beneficiary, the Company continues to consolidate the operations of these subsidiaries. Additionally, the Company determined that certain arrangements that allow the Company to participate in the residual profits on certain products sold are also VIEs. However, with respect to these arrangements, the Company determined that it was not the primary beneficiary and it believes the Company has no exposure to loss under these arrangements.

          Reclassifications

          Certain reclassifications have been made to prior periods to conform to the current period presentation.

3. EARNINGS PER SHARE:

          SFAS No. 128, “Earnings per Share,” requires the presentation of basic earnings per share and diluted earnings per share in financial statements of public enterprises. Under the provisions of this statement, basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impacts of all potentially dilutive securities. For all periods presented, the computation of diluted earnings per share excludes certain outstanding stock options either because the exercise price was greater than the average market price of the Company’s common stock or because the Company incurred a net loss in the period. In either case, the inclusion of such shares would be anti-dilutive. The number of options that were excluded from diluted earnings per share that could potentially dilute earnings per share in the future were 2,631,134 and 336,800 options during the three and nine months ended September 30, 2004, respectively, and 211,300 and 532,170 options during the three and nine months ended September 30, 2003, respectively.

          The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Common stock issued, beginning of period	23,872,113	23,454,046	23,454,046	23,183,226
Weighted average common stock issued(1) :
Acquisitions	21,561	—	186,711	—
Employee stock purchase plan	36,894	55,397	62,103	101,850
Stock options exercised	60,152	77,941	123,062	242,718
Weighted average treasury shares held and weighted average shares purchased and cancelled	(1,044,475)	(945,216)	(1,140,940)	(1,028,636)

Shares used in computing basic earnings per share	22,946,245	22,642,168	22,684,982	22,499,158
Dilutive effect of stock options, net of assumed repurchase of treasury stock	—	969,463	742,053	799,972

Shares used in computing diluted earnings per share	22,946,245	23,611,631	23,427,035	23,299,130

(1) Weighted average common stock issued derived from:
Acquisitions	33,620	—	394,313	—
Employee stock purchase plan	36,894	55,397	97,922	157,398
Stock options exercised	120,963	151,436	270,401	445,936

4. BUSINESS COMBINATIONS AND DISPOSITIONS:

          During the first nine months of 2004, the Company purchased 23 automobile dealership franchises in California, Massachusetts, New Jersey, New York and Texas. These acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $221.7 million in cash, net of cash received, the assumption of an estimated $109.7 million of inventory financing and the issuance of 394,313 shares of common stock. The consolidated balance sheet includes preliminary allocations of the purchase price for all of the acquisitions, and the allocations are subject to final adjustment. These allocations resulted in recording approximately $113.1 million of franchise value intangible assets and $80.0 million of goodwill, of which $76.4 million of goodwill is expected to be deductible for tax purposes.

5. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS:

          During October 2004, in connection with the preparation and review of these interim financial statements, the Company determined that recent events and circumstances at its Atlanta platform, including further deterioration of the platform’s financial results, recent changes in platform management and overall weakness in the Atlanta market, indicated that an impairment of goodwill and long-lived assets may have occurred in the three months ended September 30, 2004. As a result, the Company performed an interim impairment assessment of the Atlanta platform’s goodwill in accordance with SFAS No. 142 and an impairment assessment of the Atlanta platform’s long-lived assets in accordance with SFAS No. 144. Under SFAS No. 142, the performance of the goodwill impairment assessment requires a two-step process. The first step of the assessment compares the fair value of the affected reporting unit with its aggregate carrying amount, including goodwill. After analyzing the long-term potential of the Atlanta market and the expected pretax income of its one Toyota, two Lincoln, two Mercury and three Ford dealership franchises in Atlanta, the Company estimated the fair value of the reporting unit as of September 30, 2004, using a multiple of earnings approach. As a result of the required comparison, the Company determined that the carrying amount of the reporting unit exceeded its fair value as of September 30, 2004. In order to complete the second step of the goodwill impairment assessment, the determination of the actual amount of the impairment loss, the Company plans to obtain a third-party valuation of the fair value of the reporting unit’s tangible and intangible assets. Although this valuation could not be completed prior to the issuance of these interim financial statements, management has determined that an impairment loss is probable and that this impairment loss can be reasonably estimated. Management’s best estimate of the goodwill impairment loss for the reporting unit at September 30, 2004 is $40.3 million and, in accordance with SFAS No. 142, the Company has recorded this estimated impairment charge to write down the carrying amount of the Atlanta platform’s goodwill as of September 30, 2004. Any adjustment to this estimated impairment charge will be made based on the results of the third-party valuation, which is expected to be completed during the fourth quarter of 2004.

          SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than such expected future undiscounted cash flows, it is written down to its fair value. As a result of the factors noted above, the Company evaluated the long-lived assets of the dealerships within its Atlanta platform for impairment under the provisions of SFAS No. 144 and recorded an impairment charge for certain leasehold improvements of $1.1 million as of September 30, 2004.

6. CREDIT FACILITIES:

          On July 28, 2004, the Company obtained $162.0 million in additional commitments under its Revolving Credit Agreement. These additional commitments served to increase the Company’s total commitments under its various credit facilities to approximately $1.2 billion. These facilities can be used, as needed, to fund the Company’s floorplan, acquisitions and general corporate needs.

7. SENIOR SUBORDINATED NOTES:

          During August 2003, the Company issued 8 1/4% Senior Subordinated Notes due 2013 (the “8 1/4% Notes”) with a face amount of $150.0 million. The 8 1/4% Notes pay interest semi-annually on February 15 and August 15, each year beginning February 15, 2004. The 8 1/4% Notes have the following redemption provisions:

•	The Company may, prior to August 15, 2006, redeem up to $52.5 million of the 8 1/4% Notes with the proceeds of certain public offerings of common stock at a redemption price of 108.250% of the principal amount plus accrued interest.

•	The Company may, prior to August 15, 2008, redeem all or a portion of the 8 1/4% Notes at a redemption price equal to the principal amount plus a make-whole premium to be determined, plus accrued interest.

•	The Company may, during the twelve-month periods beginning August 15, 2008, 2009, 2010 and 2011, and thereafter, redeem all or a portion of the 8 1/4% Notes at redemption prices of 104.125%, 102.750%, 101.375% and 100.000%, respectively, of the principal amount plus accrued interest.

          The 8 1/4% Notes are jointly, severally, fully, and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company, other than certain minor subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are wholly owned subsidiaries of the Company. Additionally, the 8 1/4% Notes are subject to various covenants, including financial ratios, and other requirements that must be maintained by the Company.

          On March 1, 2004, the Company completed the redemption of all of its 10 7/8% senior subordinated notes at a redemption price of 105.438% of the principal amount of the notes. The Company incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred costs. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, was $79.5 million.

8. COMPREHENSIVE INCOME (LOSS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Net income (loss)	$(9,615)	$21,694	$16,586	$56,490
Other comprehensive income:
Change in fair value of interest rate swaps, net of tax	353	580	1,179	1,617

Comprehensive income (loss)	$(9,262)	$22,274	$17,765	$58,107

9. COMMITMENTS AND CONTINGENCIES:

          From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.

          The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state court actions. The defendant parties petitioned the Texas Supreme Court for review of that certification decision on appeal, and on March 26, 2004, the court denied those petitions. The defendant parties filed a motion for rehearing of the denial on May 10, 2004, along with supporting briefs. On September 10, 2004, the Texas Supreme Court denied the motions for rehearing. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants’ class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted permission to appeal, and on October 5, 2004, the Fifth Circuit issued an order reversing the district court’s certification ruling. We intend to vigorously assert available defenses in connection with the TADA lawsuits. While the Company does not believe this litigation will have a material adverse effect on its financial position or results of operations, no assurance can be given as to its ultimate outcome. A settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

          In addition to the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements because of various factors. See “Cautionary Statement about Forward Looking Statements.”

Overview

          We are a leading operator in the $1 trillion automotive retailing industry. As of September 30, 2004, we owned and operated 141 dealership franchises primarily located in major metropolitan markets in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, New York, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 32 collision service centers.

          Brand and Geographic Diversity

          The following table sets forth our brand diversity, based on new vehicle retail unit sales, and the number of franchises we own:

	Nine Months Ended September 30, 2004
	Actual Number of	Percentage of	Franchises Owned as of
Brand	New Vehicles Sold	New Vehicles Sold	September 30, 2004
Toyota/Scion	20,188	22.9%	11
Ford	15,760	17.9	14
Nissan	8,105	9.2	10
Honda	7,164	8.2	6
Chevrolet	6,775	7.7	7
Dodge	6,116	7.0	10
Lexus	4,013	4.6	2
Chrysler	2,418	2.7	8
Jeep	2,345	2.7	8
GMC	1,702	1.9	5
Acura	1,425	1.6	2
Mercedes-Benz	1,351	1.5	3
Infiniti	1,330	1.5	1
Mitsubishi	1,182	1.4	6
BMW	998	1.1	4
Lincoln	929	1.1	6
Mazda	850	1.0	2
Mercury	768	0.9	7
Subaru	655	0.8	2
Volkswagen	641	0.7	2
Pontiac	557	0.6	5
Hyundai	487	0.6	2
Audi	478	0.5	1
Kia	465	0.5	3
Buick	337	0.4	4
Cadillac	217	0.3	2
Volvo	212	0.2	2
Isuzu	172	0.2	2
Porsche	118	0.1	1
Hummer	59	0.1	1
Mini	45	0.1	1
Maybach	2	0.0	1

Total	87,864	100.0%	141

          The following table sets forth our geographic diversity, based on new vehicle retail unit sales, and the number of dealerships and franchises we own:

	Percentage of our New Vehicle Retail Units Sold During the Nine Months ended September 30, 2004	As of September 30, 2004

		Number of Dealerships	Number of Franchises
California	14.5%	12	18
New England	13.0	11	14
Oklahoma	12.5	13	22
Houston	11.8	9	7
Central Texas	8.0	8	11
New Orleans	6.7	7	10
West Texas	6.4	8	15
Florida	6.2	4	4
Dallas	5.5	4	7
Atlanta	5.3	6	8
Rocky Mountain	4.1	4	8
New Jersey	2.8	3	3
Beaumont	2.7	2	10
New York	0.5	4	4

Total	100.0%	95	141

          Revenues

          We derive substantially all of our revenues from the following activities:

•	the sale of new and used vehicles (cars and light trucks);

•	the sale of automotive parts and the provision of maintenance and collision repair services, which we refer to collectively as parts and service; and

•	the arrangement of vehicle financing and the sale of various insurance, extended service and warranty products, which we refer to collectively as finance and insurance.

          New and used vehicle revenues include sales to retail customers, other dealers and wholesalers. We evaluate the results of our new and used vehicle sales based on the number of vehicles sold and the gross profit per vehicle sold. Revenues from our parts and service activities include fees paid for maintenance and collision repair services and the sale of replacement parts and aftermarket accessories to retail customers, other dealerships and wholesalers. We evaluate the results of our parts and service activities based on aggregate gross profit and gross profit as a percentage of gross revenues, or gross margin. We generate finance and insurance revenues from the sale of third-party extended service contracts and third-party insurance policies, and from fees for arranging third-party financing, net of a provision for anticipated chargebacks. Our finance and insurance revenues also include the results from our reinsurance of certain insurance products we sell. We evaluate the results of our finance and insurance activities based on net revenue per retail vehicle sold.

          Gross Margin

          Our total gross margin varies with the mix of revenues we derive from the above noted activities. Our gross margin on the sale of these products and services varies significantly, with new vehicle sales generally resulting in the lowest gross margin and our finance and insurance activities generally resulting in the highest gross margin. As a result, when our new vehicle sales increase or decrease as a percentage of total sales, our gross margin responds inversely. For the nine months ended September 30, 2004, our gross margin was 7.0% on new vehicle sales, 8.5% on used vehicle sales, and 54.8% on parts and service activities. For the nine months ended September 30, 2004, our finance and insurance net revenue per retail unit totaled $944. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross margin.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, advertising, insurance, utilities and other outside services. We believe that a significant portion of our selling, general and administrative expenses are variable; however, we may not fully adjust a variable component, such as advertising, for a variety of local business reasons. Furthermore, it may take several months to adjust our cost structure when business conditions change significantly. A delay in the timing of any such adjustment or a decision not to fully adjust a variable component, may adversely affect our results. In general, we evaluate selling, general and administrative expenses in the aggregate as a percentage of gross profit; however we evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit.

          Interest Expense

          Floorplan interest expense relates to indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floorplan indebtedness. This includes borrowings under our acquisition line of credit and our fixed-rate senior subordinated notes. Both floorplan and acquisition line of credit interest expense are generally based on variable rates. We receive interest assistance from several of our manufacturers, which in some cases is also based on variable interest rates. This assistance, which is reflected as a reduction of cost of sales, has ranged between approximately 110% and 160% of floorplan interest expense over the past three years, mitigating the impact of interest rate changes on our financial results.

          Cyclicality and Seasonality; Industry Trends

          Sales of motor vehicles, particularly new vehicles, have historically been subject to substantial cyclical variation in response to general macroeconomic conditions. Factors that we believe affect industrywide sales of new vehicles and retailers’ gross profit margins include:

•	consumer confidence in the economy;

•	levels of personal discretionary spending;

•	the level of manufacturers’ excess production capacity;

•	industrywide inventory levels;

•	manufacturer pricing and incentives and consumer reaction thereto;

•	intense industry competition; and

•	interest rates.

          Our operations are also subject to moderate seasonal variability based primarily on weather conditions, the timing of manufacturer incentive programs, model changeovers and consumer buying patterns. As a result, we typically generate more revenues in the second and third calendar quarters than we do in the first and fourth quarters. The effects of weather patterns and local market and/or economic dislocations on our business are somewhat offset by the geographic diversity of our operations.

          Recent trends in vehicle affordability and manufacturer incentive programs have increased demand for new vehicles, resulting in, among other things, significant additional competition for sales of late-model used vehicles. We expect manufacturers to continue their use of these incentive programs to stimulate consumer demand for new vehicles. As a result, we will continue to monitor and adjust our used vehicle inventory mix in order to increase the percentage of our used vehicles that are in high demand. In addition, we expect to continue to expand our service capacity in order to meet anticipated future demand, as increased new vehicle sales volumes are expected to result in increased numbers of customers returning to our dealerships for warranty and maintenance service work.

          Business Development

          We have grown our business primarily through acquisitions. From January 1, 1999, through September 30, 2004, we:

•	purchased 102 franchises with expected annual revenues, estimated at the time of acquisition, of approximately $3.7 billion;

•	disposed of 22 franchises with annual revenues of approximately $277.2 million; and

•	were granted 12 new franchises by the manufacturers.

          These acquisitions included both “platform” acquisitions, which typically refer to acquisitions of groups of dealerships in geographic regions where we previously did not have a presence, and “tuck-in” acquisitions, which refer to acquisitions of single-point dealerships in our existing market areas.

          Our target for 2004 was to complete platform and tuck-in acquisitions of franchises having approximately $1.0 billion in expected annual revenues. From January 1, 2004, through September 30, 2004, we acquired 23 franchises with expected annual revenues of approximately $1.2 billion, exceeding our acquisition target for the year.

          All acquisitions were accounted for using the purchase method of accounting. The operations of the acquired dealerships are included in our consolidated statements of operations commencing on the date acquired.

          The scale of our operations, and the resulting consolidated purchasing power, has allowed us to achieve significant cost savings in some areas of our operations. For example, since we began operations, we have significantly reduced the interest rate on our floorplan financing through our consolidated credit facilities. Additionally, we have benefited from the consolidation of administrative functions such as risk management, local advertising and employee benefits and training. We have also enhanced revenues by benchmarking our dealerships against each other, by sharing and implementing best practices within our stores and by establishing preferred providers for retail finance and vehicle service contracts.

          Future Success

          Our future success depends in part on our ability to:

•	consummate and integrate acquisitions;

•	increase sales of higher margin products, especially parts and service sales;

•	realize returns on our significant capital investment in new and upgraded dealerships; and

•	attract and retain high quality employees.

See “Cautionary Statement about Forward Looking Statements.”

Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates we made in the accompanying condensed consolidated financial statements relate to reserves for inventory valuations, future chargebacks on finance and vehicle service contract fees, valuation of intangible assets and goodwill, valuation of long-lived assets, self-insured property and casualty and medical plan exposures and legal proceedings. Actual results could differ from those estimates.

          Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s most difficult, subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies. See Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, for additional discussion regarding our accounting policies.

          Inventories

          New, used and demonstrator vehicles are stated at the lower of cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our manufacturers. We account for this assistance as a vehicle purchase price discount, and reflect it as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. We state parts and accessories at the lower of cost (determined on a first-in, first-out basis) or market. As the market value of our inventories typically declines with the passage of time, we provide for valuation reserves against the inventory balances based on our historical loss experience and market trends.

          Revenue Recognition – Retail Finance, Vehicle Service and Insurance Contracts

          We arrange financing for customers through various institutions and receive financing fees based on either the difference between the loan rates charged to customers over predetermined financing rates or fixed amounts, both set by the financing institution. In addition, we receive fees from the sale of vehicle service contracts to customers.

          We may be charged back for unearned financing fees or vehicle service contract fees in the event of early termination of the contracts by customers. We refer to these charges as “chargebacks.” We record revenues from financing fees and vehicle service contract fees in administrator-obligor states at the time of the sale of the vehicles and establish a reserve for future chargebacks based on our historical operating results and the termination provisions of the applicable contracts. In dealer-obligor states, we defer revenues from vehicle service contract fees and related direct costs and recognize them over the life of the contracts. Due to changes in state law during 2002, we do not currently operate in any dealer-obligor states.

          We consolidate the results of operations of our reinsurance companies. We reinsure the credit life and accident and health insurance policies sold by our dealerships. We defer all of the revenues and related direct costs from the sales of these policies and recognize them over the life of the policies, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises.” Investments related to insurance policy sales are regulated by state insurance commissions and, in general, consist of government-backed securities and obligations of government agencies. We carry these investments at market value.

          Intangible Assets and Goodwill

          Intangible assets and goodwill represent the excess of the purchase price of businesses acquired over the fair value of the net tangible assets acquired at the date of acquisition. The Company has determined that, generally, its only identifiable intangible asset is franchise value, which is an indefinite-lived intangible asset. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Prior to the adoption of SFAS No. 142, all purchase prices in excess of the net tangible assets were recorded as goodwill and no intangible assets were recognized by the Company. SFAS No. 142 changes the treatment of goodwill, no longer permitting the amortization of goodwill or indefinite-lived intangible assets, but instead requiring, at least annually, an assessment for impairment of goodwill and other indefinite-lived intangible assets at each reporting unit, defined by the Company as each of the Company’s platforms, using a fair-value based test. The Company performs the required annual impairment assessment at the end of each calendar year, and performs an impairment assessment more frequently if events or circumstances occur at a reporting unit between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying value.

          Impairment of Long-Lived Assets

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than such expected future undiscounted cash flows, it is written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions.

          Self-Insurance Reserves

          We are self-insured for a portion of the claims related to our employee medical benefits and property/casualty insurance programs, requiring us to make estimates regarding claims expected to be incurred. These estimates, for the portion of claims not covered by stop-loss insurance, are based on our historical claims experience. Changes in the frequency or severity of claims could impact our reserve for claims in the future.

          Legal Proceedings

          From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Currently, no legal proceedings are pending against or involve us that, in our opinion, could be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate for reserves for legal proceedings in the future. See further discussion set forth under the heading “Other Information – Legal Proceedings.”

Selected Operational and Financial Data for the Three Month Periods Ended September 30, 2004 and September 30, 2003

New Vehicle Data

(dollars in thousands,
except per unit amounts)

	Three Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
Retail unit sales	33,991	28,477	5,514	19.4%
Retail sales revenues	$962,021	$772,632	$189,389	24.5%
Gross profit(1)	$66,387	$56,618	$9,769	17.3%
Average gross profit per retail unit sold	$1,953	$1,988	$(35)	(1.8)%
Gross margin(1)	6.9%	7.3%	(0.4)%

(1)	Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. A portion of our interest assistance varies with changes in interest rates. Accordingly, a change in interest rates will affect our gross margin.

Used Vehicle Data

(dollars in thousands,
except per unit amounts)

	Three Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
Retail unit sales	17,707	16,521	1,186	7.2%
Wholesale unit sales	13,831	11,985	1,846	15.4%
Retail sales revenues	$265,544	$230,978	$34,566	15.0%
Wholesale sales revenues	101,551	69,102	32,449	47.0%

Total revenues	$367,095	$300,080	$67,015	22.3%
Total gross profit	$30,184	$25,279	$4,905	19.4%
Total gross margin(1)	8.2%	8.4%	(0.2)%
Average gross profit per retail unit sold(2)	$1,705	$1,530	$175	11.4%
Retail gross margin(3)	11.4%	10.9%	0.5%
Net wholesale loss	$(2,581)	$(2,271)	$(310)	(13.7)%
Average wholesale loss per wholesale unit sold	$(187)	$(189)	$2	1.1%
Wholesale gross margin	(2.5)%	(3.3)%	0.8%

(1)	Total gross margin equals total gross profit divided by total revenues.

(2)	Average gross profit per retail unit sold equals total gross profit, which includes net wholesale loss, divided by retail unit sales. The profit or loss on wholesale sales is included in this number. These transactions facilitate retail vehicle sales and are not expected to generate profit.

(3)	Retail gross margin equals total gross profit, which includes net wholesale loss, divided by retail sales revenues. The profit or loss on wholesale sales is included in this number. These transactions facilitate retail vehicle sales and are not expected to generate profit.

Parts and Service Data

(dollars in thousands)

	Three Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
Sales revenues	$154,285	$121,792	$32,493	26.7%
Gross profit	$84,307	$67,564	$16,743	24.8%
Gross margin	54.6%	55.5%	(0.9)%

Finance and Insurance Data

(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
Retail new and used unit sales	51,698	44,998	6,700	14.9%
Retail finance fees	$19,052	$17,111	$1,941	11.3%
Vehicle service contract fees	19,544	17,170	2,374	13.8%
Other finance and insurance revenues, net	10,410	10,705	(295)	(2.8)%

Total finance and insurance revenues, net	$49,006	$44,986	$4,020	8.9%
Finance and insurance revenues, net per retail unit sold	$948	$1,000	$(52)	(5.2)%

Same Store Revenues Comparison (1)

(dollars in thousands)

	Three Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
REVENUES:
New vehicle retail sales	$747,561	$766,662	$(19,101)	(2.5)%
Used vehicle retail sales	220,631	230,056	(9,425)	(4.1)%
Used vehicle wholesale sales	82,905	68,838	14,067	20.4%
Parts and service sales	121,267	121,035	232	0.2%
Retail finance fees	15,444	17,004	(1,560)	(9.2)%
Vehicle service contract fees	15,169	15,667	(498)	(3.2)%
Other finance and insurance revenues, net	8,464	9,894	(1,430)	(14.5)%

Total same store revenues	$1,211,441	$1,229,156	$(17,715)	(1.4)%

(1)	Includes only those dealerships owned during all of the months of both periods in the comparison.

Three Months Ended September 30, 2004, Compared with Three Months Ended September 30, 2003.

          Overview. The Company recorded a net loss of $9.6 million during the three months ended September 30, 2004, as compared to net income of $21.7 million for the three months ended September 30, 2003. Diluted earnings (loss) per share decreased $1.34, or 145.7%, to $(0.42) from $0.92. The third quarter 2004 results included a pretax charge of $41.4 million, or $29.4 million on an after-tax basis and $1.26 per diluted share, related to the impairment of the carrying value of goodwill and certain long-lived assets of the Company’s Atlanta platform. With respect to gross profit, although we realized increases in revenues and gross profit due to acquisitions, these increases were partially offset by a decline in same store results. We experienced same store gross margin declines in our new vehicle and parts and service operations. In addition, although we had increases in both retail and wholesale used vehicle margins, the change in mix between these two operations caused a decline in our total used vehicle margin. We had increases in selling, general and administrative expenses during the quarter that offset a majority of the growth in gross profit. These increases were due primarily to acquisitions and higher corporate level expenses. Finally, third quarter 2004 results also include charges totaling approximately $0.5 million related to a September hurricane that caused physical damage at two of the Company’s four Florida dealerships.

          Revenues. Revenues increased $292.9 million, or 23.6%, to $1.5 billion for the three months ended September 30, 2004, from $1.2 billion for the three months ended September 30, 2003. This increase resulted from acquisitions, partially offset by same store revenue decreases of $17.7 million.

          New vehicle revenues increased $189.4 million due primarily to the impact of acquisitions, partially offset by same store revenue decreases of $19.1 million. Same store revenues decreased due to fewer units sold, partially offset by a slight increase in the average selling price per unit, as compared to the third quarter of 2003. In particular, Ford and Mitsubishi combined to account for most of this same store unit sales decrease. We had slight increases in Nissan, Chrysler, and Toyota/Scion same store unit sales as compared to the third quarter of 2003.

          Our used vehicle retail revenues increased $34.6 million, as revenues from acquired operations were partially offset by a $9.4 million decrease in our same store sales. Used vehicle retail sales volumes are impacted by the volume and affordability of new vehicle sales, and thus are influenced by the level of, and changes in, manufacturer incentives. Incentives on new vehicles were higher during the third quarter of 2004, than in the third quarter of 2003. In addition, same store sales were impacted by a challenging retail credit market that made it increasingly difficult to arrange financing for some used vehicle buyers. These factors, along with the continuing softness in the entire vehicle market, negatively affected our same store used vehicle retail sales volume.

          Our used vehicle wholesale revenues increased $32.4 million due to acquisitions and a $14.1 million increase in same store sales. This same store increase reflected an increase in the average selling price per unit, despite decreases in the number of used vehicles wholesaled in the third quarter of 2004 compared to the same period of 2003.

          The increase in parts and service revenues of $32.5 million was primarily attributable to acquisitions, as same store revenues increased by only $0.2 million over the prior year period.

          Finance and insurance revenues, in total, increased $4.0 million during the third quarter of 2004, as compared to 2003. Increases from acquisitions were offset by a $3.5 million decrease in same store revenues. Our net revenues per retail unit declined from $1,000 for the quarter ended September 30, 2003, to $948 for the current quarter. This decline was due primarily to lower finance and insurance contract penetrations on used vehicles, reflecting a challenging credit market for used vehicles and a shift in used vehicle mix. Furthermore, as we have expanded through acquisitions, our overall net revenues per retail unit sold has declined as acquired dealerships, particularly of those with luxury franchises, have often had lower average finance and insurance net revenues per retail unit than our existing dealerships.

          Gross Profit. Gross profit increased $35.4 million, or 18.2%, to $229.9 million for the three months ended September 30, 2004, from $194.4 million for the three months ended September 30, 2003. This increase was attributable to higher unit sales of new and used vehicles, due to acquisitions, resulting in increased revenues. These increases were partially offset by a decline in same store gross profit attributable primarily to the decline in revenues noted above. In addition, we had lower gross margins in our new vehicle and parts and service operations.

          The gross margin on new retail vehicle sales decreased to 6.9% from 7.3%. Our new vehicle gross profit per retail unit sold decreased to $1,953 for the three months ended September 30, 2004, from $1,988 for the three months ended September 30, 2003. Although recent acquisitions have primarily included franchises that typically sell higher margin vehicles, the impact of these additions was more than offset by declining same store gross margins resulting from the heavy incentives on domestic vehicles that have increased competition and depressed margins. We experienced declines in most of our significant brands.

          Our used vehicle gross profit per retail unit sold increased to $1,705 for the three months ended September 30, 2004, from $1,530 for the three months ended September 30, 2003, and our wholesale loss per wholesale unit sold decreased to $187 from $189. However, because wholesale sales as a percentage of total used vehicle sales increased during the third quarter of 2004, as compared to the third quarter of 2003, our total used vehicle gross margin decreased from 8.4% to 8.2%.

          Selling, General and Administrative Expenses. Selling, general and administrative (or “SG&A”) expenses increased $34.7 million, or 23.4%, to $182.6 million for the three months ended September 30, 2004, from $147.9 million for the three months ended September 30, 2003. This increase was attributable to acquisitions, offset by a decrease of $4.9 million in same store activity. SG&A expenses as a percentage of gross profit increased to 79.4% from 76.1%, due primarily to the impact of recently acquired operations and an increase in corporate level expenses. Due to the timing of our acquisitions, we have not yet been able to lower the cost structure of these operations to be more in line with existing operations. In addition, corporate expenses increased primarily as a result of higher professional fees incurred in the assessment and testing of the Company’s internal control environment.

          Impairment of Goodwill and Long-Lived Assets. In accordance with SFAS No. 142, we assess goodwill and other intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Based on the organization and management of our business, we have determined that each of our platforms qualify as reporting units for the purpose of assessing goodwill for impairment. During October 2004, in connection with the preparation and review of our interim financial statements, we determined that recent events and circumstances at our Atlanta platform, including further deterioration of the platform’s financial results, recent changes in platform management and overall weakness in the Atlanta market, indicated that an impairment may have occurred in the three months ended September 30, 2004. As a result, we undertook an interim assessment of the goodwill associated with our Atlanta platform that included an analysis of the long-term potential of the Atlanta market, the expected pretax income of our one Toyota, two Lincoln, two Mercury and three Ford dealership franchises in Atlanta and the estimated fair market value of all the assets and liabilities of the platform using a multiple of earnings approach. After reviewing management’s determination with the audit committee of our board of directors, we concluded that the carrying amount of the reporting unit exceeded its fair value as of September 30, 2004. In accordance with SFAS No. 142, the Company has recorded an estimated charge of $40.3 million to write down the value of its goodwill as of September 30, 2004. Any adjustment to this estimated impairment charge will be made based on the results of a third-party valuation, which is expected to be completed during the fourth quarter of 2004. Prior to the adoption of SFAS No. 142, we recorded purchase prices in excess of the net tangible assets of an acquired entity as goodwill and did not separately recognize any intangible assets apart from goodwill as the amortizable lives for such assets were the same. However, as part of the impairment analysis required by SFAS No. 142, the fair value of the reporting unit is allocated to all assets and liabilities including previously unrecognized intangible assets, with the remainder ascribed to goodwill. Given this, and the fact that certain intangible assets were not separately recorded prior to the adoption of SFAS No. 142, management estimates that the remaining carrying value of the Atlanta platform, after recording this impairment charge, is now less than its estimated fair market value.

          In accordance with SFAS No. 144, we review long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than such expected future undiscounted cash flows, it is written down to its fair value. As a result of the factors noted above, we evaluated the long-lived assets of the dealerships within our Atlanta platform for impairment under the provisions of SFAS No. 144 and recorded an impairment charge for certain leasehold improvements of $1.1 million as of September 30, 2004.

          Interest Expense. Floorplan interest expense increased $1.7 million, or 36.2%, to $6.6 million for the three months ended September 30, 2004, from $4.8 million for the three months ended September 30, 2003. This increase was primarily due to increases in average floorplan debt outstanding, partially offset by the impact from the expiration, in July 2003, of an interest rate swap with a notional amount of $100 million.

          Other interest expense, net, increased $0.5 million, or 14.0%, to $4.5 million for the three months ended September 30, 2004, from $3.9 million for the third quarter of 2003. This increase was primarily attributable to an increase in the average borrowings outstanding under our acquisition line of credit, partially offset by a reduction in the weighted average cost of our senior subordinated notes. During the third quarter of 2003, $73.1 million of our 10 7/8% senior subordinated notes, which we redeemed in March 2004, were outstanding for the full period and $144.2 million of our 8 1/4 % senior subordinated notes, which we issued in August 2003, were outstanding for a portion of the period. However, during the third quarter of 2004, the 8 1/4 % senior subordinated notes were outstanding for the entire period, as were average borrowings of $102.2 million under our acquisition line of credit.

          Income Taxes. Our effective tax rate decreased to a benefit of 1.5% for the three-month period ended September 30, 2004, from an expense of 36.5% for the three-month period ended September 30, 2003, as a result of the non-deductibility for tax purposes of certain portions of the goodwill impairment charge recorded in September 2004.

Selected Operational and Financial Data for the Nine Month Periods Ended September 30, 2004 and September 30, 2003

New Vehicle Data

(dollars in thousands, except per unit amounts)

	Nine Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
Retail unit sales	87,864	76,117	11,747	15.4%
Retail sales revenues	$2,451,916	$2,059,840	$392,076	19.0%
Gross profit (1)	$171,679	$150,814	$20,865	13.8%
Average gross profit per retail unit sold	$1,954	$1,981	$(27)	(1.4)%
Gross margin (1)	7.0%	7.3%	(0.3)%

(1)  Interest assistance is recorded as a reduction of cost of sales, as the vehicles are sold to third parties. A portion of our interest assistance varies with changes in interest rates. Accordingly, a change in interest rates will affect our gross margin.

Used Vehicle Data

(dollars in thousands, except per unit amounts)

	Nine Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
Retail unit sales	50,318	49,000	1,318	2.7%
Wholesale unit sales	36,515	32,796	3,719	11.3%
Retail sales revenues	$737,541	$687,132	$50,409	7.3%
Wholesale sales revenues	264,848	195,551	69,297	35.4%

Total revenues	$1,002,389	$882,683	$119,706	13.6%
Total gross profit	$85,345	$77,583	$7,762	10.0%
Total gross margin (1)	8.5%	8.8%	(0.3)%
Average gross profit per retail unit sold (2)	$1,696	$1,583	$113	7.1%
Retail gross margin (3)	11.6%	11.3%	0.3%
Net wholesale loss	$(5,178)	$(6,281)	$1,103	17.6%
Average wholesale loss per wholesale unit sold	$(142)	$(192)	$50	26.0%
Wholesale gross margin	(2.0)%	(3.2)%	1.2%

(1) Total gross margin equals total gross profit divided by total revenues.

(2)  Average gross profit per retail unit sold equals total gross profit, which includes net wholesale loss, divided by retail unit sales. The profit or loss on wholesale sales is included in this number. These transactions facilitate retail vehicle sales and are not expected to generate profit.

(3)  Retail gross margin equals total gross profit, which includes net wholesale loss, divided by retail sales revenues. The profit or loss on wholesale sales is included in this number. These transactions facilitate retail vehicle sales and are not expected to generate profit.

Parts and Service Data

(dollars in thousands)

	Nine Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
Sales revenues	$409,588	$349,184	$60,404	17.3%
Gross profit	$224,356	$194,260	$30,096	15.5%
Gross margin	54.8%	55.6%	(0.8)%

Finance and Insurance Data

(dollars in thousands, except per unit amounts)

	Nine Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
Retail new and used unit sales	138,182	125,117	13,065	10.4%
Retail finance fees	$51,222	$48,474	$2,748	5.7%
Vehicle service contract fees	50,256	47,804	2,452	5.1%
Other finance and insurance revenues, net	28,964	29,176	(212)	(0.7)%

Total finance and insurance revenues, net	$130,442	$125,454	$4,988	4.0%
Finance and insurance revenues, net per retail unit sold	$944	$1,003	$(59)	(5.9)%

Same Store Revenues Comparison (1)

(dollars in thousands)

	Nine Months Ended September 30,		Increase/	Percent
	2004	2003	(Decrease)	Change
REVENUES:
New vehicle retail sales	$2,040,722	$1,974,811	$65,911	3.3%
Used vehicle retail sales	641,546	663,713	(22,167)	(3.3)%
Used vehicle wholesale sales	228,979	188,553	40,426	21.4%
Parts and service sales	350,206	339,359	10,847	3.2%
Retail finance fees	44,539	46,743	(2,204)	(4.7)%
Vehicle service contract fees	40,479	41,875	(1,396)	(3.3)%
Other finance and insurance revenues, net	23,862	26,223	(2,361)	(9.0)%

Total same store revenues	$3,370,333	$3,281,277	$89,056	2.7%

(1)	Includes only those dealerships owned during all of the months of both periods in the comparison.

Nine Months Ended September 30, 2004, Compared with Nine Months Ended September 30, 2003.

          Overview. Net income decreased $39.9 million, or 70.6%, to $16.6 million for the nine months ended September 30, 2004, from $56.5 million for the nine months ended September 30, 2003. Diluted earnings per share decreased $1.71, or 70.7%, to $0.71 from $2.42. The results for the nine months ended September 30, 2004, included a pretax charge of $41.4 million, or $29.4 million on an after-tax basis and $1.25 per diluted share, related to the impairment of the carrying value of goodwill and certain long-lived assets of the Company’s Atlanta platform. With respect to gross profit, although we saw increases in revenues across our operations from both acquisitions and same store sales, we experienced pressure on new vehicle gross margins in many of our key markets and brands due to increased competition among dealers during 2004. In addition, changes in our product mix between retail and wholesale revenues, within both our used vehicle and parts operations, negatively impacted gross margin. We also saw increases in SG&A expenses during the first nine months of 2004 that more than offset the growth in gross profit. These increases were due primarily to acquisitions and higher corporate level expenses. Finally, during the first quarter of 2004, we incurred a $6.4 million pretax charge related to the redemption of all of our outstanding 10 7/8% senior subordinated notes.

          Revenues. Revenues increased $577.2 million, or 16.9%, to $4.0 billion for the nine months ended September 30, 2004, from $3.4 billion for the nine months ended September 30, 2003. This increase resulted primarily from acquisitions, in addition to same store revenue increases of $89.1 million.

          New vehicle revenues increased $392.1 million due primarily to the impact of acquisitions and same store revenue increases of $65.9 million. The same store revenue increases reflected an increase in demand for new vehicles for the nine months ended September 30, 2004, as compared to the prior year. In particular, our Toyota/Scion and Nissan franchises showed the greatest increases in same store unit sales, while our Ford and Mitsubishi franchises showed the largest declines.

          Our used vehicle retail revenues increased $50.4 million, as revenues from acquired operations were partially offset by a $22.2 million decrease in our same store sales. Used vehicle retail sales volumes are impacted by the volume and affordability of new vehicle sales, and thus are influenced by the level of, and changes in, manufacturer incentives. Incentives on new vehicles were higher during the first nine months of 2004 than in the same period last year. In addition, it has become increasingly difficult to arrange financing for some used vehicle buyers. These factors negatively impacted our used vehicle retail sales volume.

          Because of the decrease in used retail vehicle sales volume, coupled with the increase in trade-ins received on higher new vehicle sales, we wholesaled more used vehicles to keep inventory levels in line with expected retail sales volumes. Same store wholesale sales increased $40.4 million during the first nine months of 2004, as compared to the first nine months of 2003.

          The increase in parts and service revenues of $60.4 million was primarily attributable to acquisitions, along with a same store revenues increase of $10.8 million. The same store revenues increase was primarily driven by increased wholesale and customer-pay parts sales. The increase in wholesale parts revenue is due primarily to growth in our Oklahoma City and Dallas wholesale parts operations.

          Finance and insurance revenues, in total, increased $5.0 million during the first nine months of 2004, as compared to 2003. Increases attributable to acquisitions were partially offset by a $6.0 million decrease in same store revenues. Our net revenues per retail unit declined from $1,003 for the nine months ended September 30, 2003, to $944 for the current year. This decline was due primarily to lower finance and insurance contract penetrations on used vehicles, reflecting a challenging credit market for used vehicles and a shift in used vehicle mix. Furthermore, as we have expanded through acquisitions, our overall net revenues per retail unit sold has declined as acquired dealerships, particularly those with luxury franchises, have often had lower average finance and insurance net revenues per retail unit than our existing dealerships.

          Gross Profit. Gross profit increased $63.7 million, or 11.6%, to $611.8 million for the nine months ended September 30, 2004, from $548.1 million for the nine months ended September 30, 2003. This increase was attributable to higher unit sales of new and used vehicles, due to acquisitions and an increase in same store sales, resulting in increased revenues. These increases were partially offset by a decline in total gross margin to 15.3% for the nine months ended September 30, 2004, from 16.0% for the nine months ended September 30, 2003.

          The gross margin on new retail vehicle sales decreased to 7.0% from 7.3%. Our new vehicle gross profit per retail unit sold decreased to $1,954 for the nine months ended September 30, 2004, from $1,981 for the nine months ended September 30, 2003. Although recent acquisitions have primarily included franchises that typically sell higher margin vehicles, the impact of these additions was more than offset by declining same store gross margins resulting from the heavy incentives on domestic vehicles that have increased competition and depressed margins. We experienced declines in most of our significant brands.

          Our used vehicle gross profit per retail unit sold increased to $1,696 for the nine months ended September 30, 2004, from $1,583 for the nine months ended September 30, 2003, and our wholesale loss per wholesale unit sold decreased to $142 from $192, resulting in reduced wholesale losses in total. However, because wholesale sales as a percentage of total used vehicle sales increased during the first nine months of 2004, as compared to 2003, our total used vehicle gross margin decreased from 8.8% to 8.5%.

          Our parts and service gross margin decreased to 54.8% for the nine months ended September 30, 2004, from 55.6% for the nine months ended September 30, 2003. This decrease was due primarily to our wholesale parts revenues, which have lower margins, growing faster than our higher margin retail parts and service revenues.

          Selling, General and Administrative Expenses. SG&A expenses increased $66.2 million, or 15.7%, to $489.1 million for the nine months ended September 30, 2004, from $422.9 million for the nine months ended September 30, 2003. Approximately $57.2 million of this increase was attributable to acquisitions, offset by a $1.6 million decrease in same store activity. The remainder of this increase was attributable primarily to higher level corporate expenses, including losses incurred under the self-insured portion of our property and casualty insurance program and higher professional fees incurred in the assessment and testing of the Company’s internal control environment. SG&A expenses as a percentage of gross profit increased to 79.9% from 77.2%, due primarily to the above noted corporate activities, as well as the impact of recently acquired operations. Due to the timing of acquisitions, we have not yet been able to lower the cost structure of these operations to be more in line with existing operations.

          Impairment of Goodwill and Long-Lived Assets. During October 2004, in connection with the preparation and review of our interim financial statements, we determined that recent events and circumstances at our Atlanta platform, including further deterioration of the platform’s financial results, recent changes in platform management and overall weakness in the Atlanta market, indicated that an impairment may have occurred in the three months ended September 30, 2004. As a result, we undertook an interim assessment of the goodwill associated with our Atlanta platform that included an analysis of the long-term potential of the Atlanta market, the expected future cash flows of our one Toyota, two Lincoln, two Mercury and three Ford dealership franchises in Atlanta, and the estimated fair market value of all the assets and liabilities of the platform using a multiple of earnings approach. After reviewing management’s determination with the audit committee of our board of directors, we concluded that the carrying amount of the reporting unit exceeded its fair value as of September 30, 2004. In accordance with SFAS No. 142, the Company has recorded an estimated charge of $40.3 million to write down the value of its goodwill as of September 30, 2004.

           As a result of the factors noted above, we evaluated the long-lived assets of the dealerships within our Atlanta platform for impairment under the provisions of SFAS No. 144 and recorded an impairment charge for certain leasehold improvements of $1.1 million as of September 30, 2004.

          Interest Expense. Floorplan interest expense increased $0.4 million, or 2.6%, to $16.9 million for the nine months ended September 30, 2004, from $16.5 million for the nine months ended September 30, 2003. This increase was primarily due to increases in the average balances of our floorplan debt outstanding, partially offset by the impact from the expiration, in July 2003, of an interest rate swap with a notional amount of $100 million.

          Other interest expense, net, increased $4.2 million, or 49.3%, to $12.9 million for the nine months ended September 30, 2004, from $8.6 million for 2003. This increase was primarily attributable to the change in the average senior subordinated debt outstanding during the periods, as the average acquisition line of credit borrowings increased by only $36.7 million. During the first nine months of 2004, as compared to the same period of 2003, our average senior subordinated debt outstanding increased due to the August 2003 issuance of $150.0 million of 8 1/4% senior subordinated notes and decreased due to the March 2004 redemption of all of our 10 7/8% senior subordinated notes. In addition, a favorable decrease in the rate of interest charged between these two series of notes offset a portion of our interest expense for the period attributable to higher average balances outstanding.

          Income Taxes. Our effective tax rate increased to 48.4% for the nine-month period ended September 30, 2004, from 36.8% for the nine-month period ended September 30, 2003, as a result of the non-deductibility for tax purposes of certain portions of the goodwill impairment charge recorded in September 2004.

Liquidity and Capital Resources

          Our liquidity and capital resources are primarily derived from cash on hand, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based on current facts and circumstances, including our recently obtained additional commitments under our Revolving Credit Agreement discussed below, we believe we have adequate cash flow, coupled with borrowing capacity under our credit facilities, to fund our current operations and capital expenditures for the remainder of 2004. If our capital expenditures or acquisition plans for the remainder of 2004 change, we may need to access the private or public capital markets to obtain additional funding.

     Cash Flows

          Cash on hand. Total cash at September 30, 2004, was $34.6 million.

          Operating activities. Net income, after adding back depreciation and amortization, is generally a good indicator of our operating cash flow as revenues are converted into cash in a very short time frame, typically less than two weeks, and there are very few deferred expenses. Additionally, while our inventory balances can change dramatically from period to period, there is typically little impact on cash flow from operations. Changes in contracts-in-transit, vehicle receivables and floorplan notes payable are generally combined to offset the impact of the inventory change.

          For the nine months ended September 30, 2004, we generated $61.6 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges, including the $41.4 million impairment of goodwill and long-lived assets and the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes in March 2004.

          During the first nine months of 2003, we generated $71.6 million of cash flow from operations, primarily driven by net income, after adding back depreciation and amortization. Amounts received from reduction of contracts-in-transit and vehicle receivables outstanding were used to pay down the floorplan balance.

          Investing activities. During the first nine months of 2004, we used approximately $253.6 million in investing activities, of which $221.7 million was for acquisitions, net of cash received, and $35.4 million was for purchases of property and equipment. Approximately $25.7 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. We also received approximately $3.6 million in proceeds from the sales of property and equipment.

          During the first nine months of 2003, we used approximately $28.5 million in investing activities. We paid $24.0 million for purchases of property and equipment, of which $16.0 million was used for the purchase of land and construction of facilities for new or expanded operations. We received $10.9 million in proceeds from the sales of property and equipment. We used $22.9 million in the acquisitions of seven franchises and received $7.4 million from the sale of one franchise, for which no gain was recognized.

          Financing activities. We obtained approximately $201.1 million from financing activities during the first nine months of 2004, primarily from borrowings under the Company’s various credit facilities. The proceeds from these borrowings were primarily used to fund acquisitions and complete the redemption of all of our 10 7/8% senior subordinated notes in March 2004. Additionally, we spent $7.0 million for repurchases of common stock.

          During the first nine months of 2003, we used approximately $39.9 million for financing activities, which primarily consisted of the pay down of our revolving credit facility of approximately $185.2 million offset by the receipt of $143.5 million in proceeds from our issuance of $150.0 million of 8 1/4 % senior subordinated notes.

     Revolver Capacity

          On July 28, 2004, we obtained $162.0 million in additional commitments under our Revolving Credit Agreement. These additional commitments served to increase our total commitments under our various credit facilities to approximately $1.2 billion.

          The Company may borrow under its revolving credit facilities for working capital, acquisitions, capital expenditures and general corporate purposes. In general, borrowings under the floorplan portion of the credit facilities for the purchase of new vehicles are equal to 100% of the factory invoice of the vehicles, while borrowings for the purchase of used vehicles are limited to 55% of the aggregate book value of the vehicles. Provided there is sufficient availability under the credit facilities, we can make repayments and request additional borrowings as needed from time to time. As of October 29, 2004, we had $847.6 million outstanding under our credit facilities, including $5.0 million committed to secure letters of credit, resulting in $384.4 million of remaining availability to fund future floorplan, acquisitions and general corporate needs.

     Senior Subordinated Notes Redemption

          On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. We incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred cost. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, was $79.5 million.

Capital Expenditures

          Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. Expenditures relating to the construction or expansion of dealership facilities are generally driven by new franchises being awarded to us by a manufacturer, significant growth in sales at an existing facility or manufacturer imaging programs.

Acquisitions

          From January 1, 2004, through September 30, 2004, we completed acquisitions of 23 franchises with expected annual revenues of approximately $1.2 billion. These acquisitions included a platform in New Jersey with three franchises, a platform in California with nine franchises and one collision center, and a platform in New York with four franchises and one collision center. The remaining franchises were acquired in tuck-in acquisitions that complement existing platform operations in California, New England, and Texas. The aggregate consideration paid in completing these acquisitions was approximately $221.7 million in cash, net of cash received, 394,313 shares of common stock and the assumption of $109.7 million of inventory financing. In addition, the Company’s aggregate future minimum lease payments under operating leases as of September 30, 2004, increased approximately $130.4 million, from an aggregate of $457.6 million at December 31, 2003, over the remaining primary term of all leases assumed or entered into in connection with these acquisitions.

          Our acquisition target for 2004 was to complete platform and tuck-in acquisitions with approximately $1.0 billion in expected annual revenues. Although we continue to find qualified acquisition candidates that meet our stringent criteria, it is unlikely that we will make any material acquisitions in the last few months of 2004. We expect to fund future acquisitions with cash on hand and borrowings under our credit facilities. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of future acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 15% to 20% of the expected annual revenue.

Stock Repurchase

          In March 2004, our board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management’s judgment and the restrictions of our various debt agreements. Our debt agreements, subject to other covenants, allow us to repurchase stock and pay dividends up to an aggregate amount not to exceed a percentage of our cumulative net income. During the first nine months of 2004, we repurchased approximately 195,000 shares of our common stock for approximately $7.0 million, a portion of which was purchased under the board authorization established in February 2003, with the remainder purchased under the March 2004 authorization. As of September 30, 2004, $18.9 million remained under the board of directors’ March 2004 authorization. This amount is less than that allowed by the indenture governing our 8 1/4% senior subordinated notes, our most restrictive agreement with respect to stock repurchases. The amount we are able to repurchase under this indenture adjusts based on future net income and issuances of common stock. See additional stock repurchase information set forth under the heading “Other Information – Unregistered Sales of Equity Securities and Use of Proceeds.”

Cautionary Statement about Forward Looking Statements

          This quarterly report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations, including those plans, goals, beliefs and expectations of our officers and directors with respect to, among other things:

•	our future operating performance
•	our ability to improve our margins
•	operating cash flows and availability of capital
•	the completion of future acquisitions
•	the future revenues of acquired dealerships
•	future stock repurchases
•	capital expenditures
•	changes in sales volumes in the new and used retail vehicle and parts and service markets
•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industrywide inventory levels

          Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products
•	adverse international developments such as war, terrorism, political conflicts or other hostilities may affect the demand for our products and services
•	the future regulatory environment, adverse legislation, or unexpected litigation may impose additional costs on us or otherwise adversely affect us
•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, DaimlerChrysler, General Motors, Honda/Acura and Nissan/Infiniti, may not continue to produce or make available to us vehicles that are in high demand by our customers
•	requirements imposed on us by our manufacturers may limit our acquisitions and the level of capital expenditures related to our dealership facilities
•	our dealership operations may not perform at expected levels or achieve expected improvements
•	we may not achieve expected future cost savings and our future costs could be higher than we expect
•	available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities and repurchase shares
•	our cost of financing could increase significantly
•	new accounting standards could materially impact our reported earnings per share
•	we may not complete additional acquisitions or the pace of acquisitions may change
•	we may not be able to adjust our cost structure to any reduction in the demand for our products and services
•	we may lose key personnel
•	competition in our industry may impact our operations or our ability to complete acquisitions
•	insurance costs could increase significantly and all our losses may not be covered by insurance
•	we may not achieve expected sales volumes from our new franchises
•	we may not obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect

          These factors, as well as additional factors that could affect our operating results and performance are described in our Form 10-K under the headings “Business – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We urge you to carefully consider this information. We undertake no duty to update the forward-looking statements.

          All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The following information about our market sensitive financial instruments updates the information provided as of December 31, 2003, in our Annual Report on Form 10-K and constitutes a “forward-looking statement.”

          Since December 31, 2003, our variable-rate floorplan notes payable have increased due to increases in inventory levels and increased leverage on our inventory. In addition, debt outstanding under our variable-rate acquisition line of credit has increased due to acquisition activity and general corporate purposes. A 100 basis point increase in interest rates would have increased our floorplan and acquisition line of credit interest expense by approximately $5.2 million for the nine-month period ended September 30, 2004, before the impact of any interest rate swaps. We have no other significant balances outstanding under variable-rate borrowing agreements.

          At times, we have used interest rate swaps to reduce our exposure to interest rate fluctuations. Currently, we have one interest rate swap outstanding, with a notional amount of $100.0 million, that converts 30-day LIBOR to a fixed rate. As the swap hedges our floorplan interest rate exposure, the impact on interest expense is included in floorplan interest expense in our statements of operations. A 100 basis point increase in interest rates would have reduced the cost of our swaps and, thus, would have reduced our floorplan interest expense by $0.8 million for the nine-month period ended September 30, 2004.

          Additionally, we receive floorplan interest assistance from the majority of our manufacturers, which in some cases are based on variable interest rates. This assistance, which has ranged from approximately 110% to 160% of our floorplan interest expense over the past three years, totaled $24.5 million during the first nine months of 2004 and $20.5 million during the first nine months of 2003. We treat this interest assistance as a purchase discount, and reflect it as a reduction to the cost of sales of new vehicles as such new vehicles are sold. A 100 basis point increase in interest rates would have increased our floorplan interest assistance from certain of our manufacturers by approximately $2.3 million for the nine-month period ended September 30, 2004.

          The net result on our variable-rate interest expense of a 100 basis point increase in interest rates would have been an increase of $2.1 million for the nine months ended September 30, 2004, after combining the increase in expense on our variable-rate borrowings, the decrease in expense from our swaps and the increase in our floorplan interest assistance received.

Item 4. Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004, to ensure that material information was accumulated, and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

          During the nine months ended September 30, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.

          The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state court actions. The defendant parties petitioned the Texas Supreme Court for review of that certification decision on appeal, and on March 26, 2004, the court denied those petitions. The defendant parties filed a motion for rehearing of the denial on May 10, 2004, along with supporting briefs. On September 10, 2004, the Texas Supreme Court denied the motions for rehearing. In the other action, on March 26, 2003, the federal court also certified a class of consumers, but denied a request to certify a defendants’ class consisting of all TADA members. On May 19, 2003, the Fifth Circuit Court of Appeals granted permission to appeal, and on October 5, 2004, the Fifth Circuit issued an order reversing the district court’s certification ruling. We intend to vigorously assert available defenses in connection with the TADA lawsuits. While the Company does not believe this litigation will have a material adverse effect on its financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement or an adverse resolution of this matter could result in the payment of significant costs and damages.

          In addition to the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          From time to time, the board of directors authorizes management to repurchase shares of its common stock, subject to the restrictions of various debt agreements and management’s judgment. The first such authorization occurred in October 2000, and was disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000. We have reported subsequent changes to the authorization in our SEC filings since that date. At its February 2003 meeting, the board of directors authorized management to repurchase up to $25.0 million of its common stock. At the time of the March 2004 meeting, $9.7 million remained under the February 2003 authorization and, at management’s request, the board of directors increased its authorization for management to repurchase shares of common stock up to $25.0 million. No repurchases were made during the three months ended September 30, 2004. As of September 30, 2004, $18.9 million remained under the board of directors’ March 2004 authorization.

          During the third quarter of 2004, the Company acquired certain assets and assumed certain liabilities of various automobile dealerships for cash and shares of our common stock. The following is the only transaction in which stock was issued:

	Date Securities
Date of Agreement	Issued	Acquisitions	Shares
April 16, 2004	August 4, 2004	Hassel Auto Group	33,620

          We relied on Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), as an exemption from the registration requirements of the Securities Act relating to the issuance of the Company’s common stock in the acquisition. We believe we are justified in relying on such exemption since only one person received common stock in the transaction and such person is an “accredited investor” as defined by Regulation D.

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

Group 1 Automotive, Inc.

November 9, 2004	By:	/s/ Robert T. Ray
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