Form 10-K
period 2004-12-31
GROUP 1 AUTOMOTIVE INC
filed 2005-03-16
CIK 1031203

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: $666.5 million.

      As of February 28, 2005, there were 23,499,805 shares of our common stock, par value $.01 per share, outstanding.

      Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 18, 2005, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I      .................................................................................................       1
Item 1.     Business.........................................................................................       1
Item 2.     Properties.......................................................................................      22
Item 3.     Legal Proceedings................................................................................      22
Item 4.     Submission of Matters to a Vote of Security Holders..............................................      22
PART II     .................................................................................................      23
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............................      23
Item 6.     Selected Financial Data..........................................................................      24
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations............      25
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.......................................      42
Item 8.     Financial Statements and Supplementary Data......................................................      43
Item 9.     Changes in and Disagreements on Accounting and Financial Disclosure..............................      43
Item 9A.    Controls and Procedures..........................................................................      43
PART III    .................................................................................................      46
Item 10.    Directors and Executive Officers of the Registrant...............................................      46
Item 11.    Executive Compensation...........................................................................      46
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...      46
Item 13.    Certain Relationships and Related Transactions...................................................      46
Item 14.    Principal Accountant Fees and Services...........................................................      46
PART IV     .................................................................................................      46
Item 15.    Exhibits.........................................................................................      46

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

      This annual report includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals or current expectations with respect to, among other things:

      -     our future operating performance;

      -     our ability to improve our margins;

      -     operating cash flows and availability of capital;

      -     the completion of future acquisitions;

      -     the future revenues of acquired dealerships;

      -     future stock repurchases;

      -     capital expenditures;

      - changes in sales volumes in the new and used vehicle and parts and service markets;

      - business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industrywide inventory levels; and

      -     availability of financing for inventory and working capital.

      Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

      - the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

      - adverse international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

      - the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

      - our principal automobile manufacturers, especially Toyota/Lexus, Ford, DaimlerChrysler, General Motors, Honda/Acura and Nissan/Infiniti, may not continue to produce or make available to us vehicles that are in high demand by our customers;

      - requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

      - our dealership operations may not perform at expected levels or achieve expected improvements;

      - our failure to achieve expected future cost savings or future costs being higher than we expect;

      - available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities and repurchase shares;

      -     our cost of financing could increase significantly;

      - new accounting standards could materially impact our reported earnings per share;

      - our inability to complete additional acquisitions or changes in the pace of acquisitions;

      - the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

      -     our loss of key personnel;

      - competition in our industry may impact our operations or our ability to complete acquisitions;

      - the failure to achieve expected sales volumes from our new franchises;

      - insurance costs could increase significantly and all of our losses may not be covered by insurance; and

      - our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.



      The information contained in this annual report, including the information set forth under the headings "Business -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies factors that could affect our operating results and performance. We urge you to carefully consider those factors.

      All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no responsibility to update our forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Group 1 Automotive, Inc. is a leading operator in the $1 trillion automotive retailing industry. We own and operate 142 dealership franchises and 32 collision centers primarily located in major metropolitan markets in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, New York, Oklahoma and Texas. Through our dealerships and Internet sites, we:

      -     sell new and used cars and light trucks;

      -     arrange related financing, vehicle service and insurance contracts;

      -     provide maintenance and repair services; and

      -     sell replacement parts.

      Geographic diversity is one of our strengths. The following table sets forth our platforms and the states in which they operate, the percentage of new vehicle retail units sold at each platform in the year ended December 31, 2004, and the number of dealerships and franchises in each platform as of February 28, 2005:

                                                             PERCENTAGE OF OUR
                                                                NEW VEHICLE
                                                             RETAIL UNITS SOLD        AS OF FEBRUARY 28, 2005
                                                             DURING THE TWELVE      ---------------------------
                                                                MONTHS ENDED         NUMBER OF        NUMBER OF
             PLATFORM                         STATE          DECEMBER 31, 2004      DEALERSHIPS      FRANCHISES
--------------------------------      -------------------    -----------------      -----------      ----------
Ira Motor Group                       Massachusetts                       12.8%              11              14
Sterling McCall Automotive Group      Texas                               12.1                9               7
Bob Howard Auto Group                 Oklahoma                            12.0               14              24
Miller Automotive Group               California                          11.3                8               9
Gene Messer Auto Group                Texas                                8.0               10              18
Maxwell Automotive Group              Texas                                7.9                8              11
Bohn Automotive Group                 Louisiana                            6.4                7              10
Group 1 Florida                       Florida                              6.1                4               4
Group 1 Atlanta                       Georgia                              5.1                6               8
Peterson Automotive Group             California                           4.2                4               9
Rocky Mountain Automotive Group       Colorado/New Mexico                  4.0                4               8
Courtesy Auto Group                   Texas                                3.5                2               4
David Michael Motor Cars              New Jersey                           2.9                3               3
Mike Smith Automotive Group           Texas                                2.6                2               9
Hassel Auto Group                     New York                             1.1                4               4
                                                             -----------------      -----------      ----------
     Total                                                               100.0%              96             142
                                                             =================      ===========      ==========

OPERATING STRATEGY

      We follow an operating strategy comprised of the following elements:

      -     decentralized management of locally-branded operations;

      -     expansion of higher margin activities;

      -     commitment to customer service;

      -     effective capital and asset management;

      -     development and retention of human capital;

      -     technology initiatives; and

      -     cost and revenue synergies.

      DECENTRALIZED MANAGEMENT OF LOCALLY-BRANDED OPERATIONS. Our 142 franchises are organized into 15 platforms that are managed by local platform management teams and, at the dealership level, by general managers who report to the platform management. We believe our local management teams are in the best position to understand their markets and how to operate effectively within them, including sales and marketing initiatives, inventory control and recruitment and retention of dealership personnel. By managing our dealerships on a decentralized basis, we seek to provide superior customer service and maintain a focused, market-specific responsiveness in all areas of dealership operations. Our market-specific approach to dealership management is especially important in light of the diverse markets in which we operate. Further, we believe cost savings are achieved in areas such as advertising and personnel utilization by coordinating these activities on a local basis.

      EXPANSION OF HIGHER MARGIN ACTIVITIES. Certain sectors of our business generate higher margins than those generated by the retail sale of new vehicles. These activities include:

      -     retail sales of used vehicles;

      -     sales of replacement parts;

      -     sales of maintenance and repair services; and

      -     arrangement of financing, vehicle service and insurance contracts.

      While each of our local operations conducts business in a manner consistent with its specific market's characteristics, they also pursue growth in these higher margin businesses to enhance profitability and stimulate internal growth. In conjunction with ongoing facility improvement and relocation initiatives, we generally increase both the square footage and stall capacity of our service departments in order to better service customers and to capture additional business in the marketplace.

      COMMITMENT TO CUSTOMER SERVICE. Our dealerships strive to cultivate lasting relationships with their customers, which we believe is a key factor in gaining repeat and referral business. As one example of our commitment in this area, our dealerships regard their service and repair activities as essential elements of the customer service experience that create additional opportunities to foster ongoing relationships with customers and deepen customer loyalty. We emphasize the importance of customer satisfaction to our key platform and dealership personnel by basing a portion of their compensation, in most cases, on the quality of customer service they provide in connection with vehicle sales and service. In addition, our dealerships continually review their processes in an effort to better meet the needs of their customers by implementing best practices shared across our operations.

      EFFECTIVE CAPITAL AND ASSET MANAGEMENT. We allocate discretionary capital among competing investment opportunities based on expected returns on investment. We also monitor our inventory and sales levels on a companywide basis. In addition, we monitor our investments in parts and receivables to maximize our financial results.

      DEVELOPMENT AND RETENTION OF HUMAN CAPITAL. The success of our dealerships is highly dependent on dealership personnel. We believe that our decentralized operating approach, incentive compensation plans and training programs allow us to attract, develop and retain automotive retailing talent. Our platform presidents have worked in their platform's operations an average of 16 years.

      TECHNOLOGY INITIATIVES. Our dealerships continue to find new ways to benefit our customers through the use of the Internet. The locally-branded Web sites of each of our platforms provide customers with a one-stop shopping experience in their local market, with access to an extensive inventory of multiple brands. New tools in use at our dealerships allow us to:

      - display a distinctive look and feel to our customers that conveys the "attitude" of the dealership while conforming to manufacturer guidelines;

      - display interactive new and used vehicle inventories with multiple photographs and advanced search options;

      -     offer interactive online appraisal tools;

      -     offer customers an online credit application process;

      -     display and sell parts online;

      -     highlight dealership specials on new and used vehicles and services;

      -     display current dealership-specific advertising; and

      - offer customers the convenience of online service scheduling, progress monitoring, and completion notification.

      In addition, we plan to use the Internet to enhance the interactive service capabilities we offer our customers. During 2004, we sold more than 20,000 vehicles as a result of leads generated by our dealerships' dedicated Internet sales departments. As franchised dealerships, we receive Internet leads from manufacturers' e-commerce programs. We also receive leads from several major portals through a contractual relationship with an e-commerce software company. We continue to work with our vendors to ensure our dealerships have access to current technology while remaining in compliance with manufacturer brand imaging requirements.

      COST AND REVENUE SYNERGIES. Our size and consolidated purchasing power brings opportunities to benefit from cost and revenue synergies in some areas of our business. For example, due to our expended access to capital, we can generally obtain floorplan financing at rates significantly lower than those received by smaller private dealerships. In addition, we have benefited from the consolidation of administrative functions such as risk management, employee benefits and employee training, as well as the sharing of best practices across our operations. We have also enhanced revenues by benchmarking our dealerships and by establishing preferred providers for retail finance and vehicle service contracts.

DEALERSHIP OPERATIONS

      Each of our local operations has a management structure that promotes and rewards entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from his managers of new vehicle sales, used vehicle sales, parts and service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a high degree of autonomy within our organization. Our platform presidents are responsible for the overall performance of their platform and for overseeing the dealership general managers.

      To capitalize on the combined experience of our dealership management, we have formed brand-specific groups of general managers who meet regularly to share best practices and identify incremental profit opportunities. The groups meet in person and via teleconference at regular intervals to discuss brand-specific trends and comparative rankings of operational results. We believe the discussion and sharing of best practices that takes place among these groups is a competitive advantage over smaller dealership groups that do not have the diverse operations that we do. Each of our dealerships is also compared to its operating forecast and our other dealerships on a monthly basis. We also analyze our dealerships based on key operating, financial and customer satisfaction measures.

NEW VEHICLE SALES

      In 2004, we sold or leased 117,971 new vehicles representing 33 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for approximately 28.5% of our gross profit in 2004. The following table sets forth the brands we represented and the number and percentage of total new vehicles of each brand that we sold in 2004, and the number of franchises of each brand that we owned at February 28, 2005:

                            YEAR ENDED DECEMBER 31, 2004
                         ----------------------------------
                          Number of           Percentage of
                         New Vehicles          New Vehicles      Franchises Owned as
                             Sold                 Sold           of February 28, 2005
                         ------------         -------------      --------------------
Toyota / Scion                 27,166                  23.0%                11
Ford                           20,410                  17.3                 14
Nissan                         11,207                   9.5                 10
Honda                           9,312                   7.9                  6
Chevrolet                       8,832                   7.5                  7
Dodge                           7,993                   6.8                 11
Lexus                           5,552                   4.7                  2
Chrysler                        3,278                   2.8                  9
Jeep                            3,050                   2.6                  8
Mercedes-Benz                   2,361                   2.0                  3
GMC                             2,220                   1.9                  5
Acura                           1,941                   1.7                  2
BMW                             1,809                   1.5                  4
Infiniti                        1,702                   1.4                  1
Mitsubishi                      1,482                   1.3                  5
Lincoln                         1,220                   1.1                  6
Mazda                           1,088                   0.9                  2
Mercury                           940                   0.8                  7
Subaru                            860                   0.7                  2
Volkswagen                        859                   0.7                  2
Kia                               753                   0.6                  3
Pontiac                           737                   0.6                  5
Hyundai                           661                   0.6                  2
Audi                              634                   0.5                  1
Volvo                             527                   0.4                  2
Buick                             439                   0.4                  4
Cadillac                          302                   0.3                  2
Isuzu                             212                   0.2                  2
Mini                              169                   0.1                  1
Porsche                           156                   0.1                  1
Hummer                             94                   0.1                  1
Maybach                             5                     -                  1
                              -------                 -----                ---
Total                         117,971                 100.0%               142
                              =======                 =====                ===

      A typical new vehicle sale or lease transaction creates the following profit opportunities for a dealership:

      -     from the retail transaction itself;

      -     from the resale of any trade-in purchased by the dealership;

      - from the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale; and

      - from the service and repair of the vehicle both during and after the warranty period.

      Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. These transactions are typically favorable from a dealership's perspective. New vehicle leases generally have shorter terms, bringing the customer back to the market, and our dealerships specifically, sooner than if the purchase was debt financed. In addition, leases provide our dealerships with a steady source of late-model, off-lease vehicles for sale as used vehicles. Generally, leased vehicles remain under factory warranty for the term of the lease, allowing the dealerships to provide repair services to the lessee throughout the lease term. We typically do not guarantee residual values on lease transactions.

      Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility. Subject to floorplan limitations imposed by us and our days' supply guidelines, inventory selection and management occurs at the platform level. From time to time, and consistently over the past several years, manufacturers have offered incentives to dealerships to achieve the manufacturers' new vehicle sales goals. Most manufacturers also offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases.

USED VEHICLE SALES

      We sell used vehicles at each of our franchised dealerships. In 2004, we sold or leased 66,336 used vehicles at our dealerships, and sold 49,372 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for approximately 14.5% of our gross profit in 2004, while losses from the sale of vehicles on wholesale markets reduced our gross profit by approximately 1.0%. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of their limited comparability and the subjective nature of their valuation, which is dependent on a vehicle's age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, the availability of retail financing, and general economic conditions. We believe that recent downward trends in the used vehicle business are due both to the relative affordability of new vehicles, largely as a result of manufacturer incentive programs, and the general tightening of credit standards by lenders in the lower-tier and sub-prime segments of the credit market.

      Profit from the sale of used vehicles depends primarily on a dealership's ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, the best sources of high-quality used vehicles. Our dealerships supplement their used vehicle inventory from purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers, and from wholesalers. Each of our dealerships attempts to maintain no more than a 30 days' supply of used vehicles. We offer used vehicles not held for resale to other dealers and wholesalers. Sales to other dealers or wholesalers are frequently close to, or below, our cost and therefore negatively affect our gross margin on used vehicle sales. We may transfer vehicles among our dealerships, on a local basis, to provide balanced inventories of used vehicles at each of our dealerships.

      In addition to active management of the quality and age of our used vehicle inventory, we have attempted to increase the profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned vehicles typically sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Certified pre-owned vehicles are eligible for new vehicle benefits such as new vehicle finance rates and, in some cases, extension of the manufacturer warranty.

PARTS AND SERVICE SALES

      We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 32 collision centers we own. Our parts and service business accounted for approximately 37.3% of our gross profit in 2004. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular dealership. We realize approximately the same gross margin on warranty repairs and customer-paid repairs. Warranty work accounted for approximately 20.0% of the revenues from our parts and service business in 2004. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a third party.

      The automotive repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles has made it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in obtaining and training qualified technicians to work in our service and repair facilities. Additionally, manufacturers permit warranty work to be performed only at franchised dealerships, and there is a trend in the automobile industry towards longer new vehicle warranty periods. As a result, we believe an increasing percentage of all repair work will be performed at franchised dealerships that have the sophisticated equipment and skilled personnel necessary to perform repairs and warranty work on today's complex vehicles.

      Our strategy to capture an increasing share of the parts and service work performed by franchised dealerships includes the following elements:

      - FOCUS ON CUSTOMER RELATIONSHIPS; EMPHASIZE PREVENTATIVE MAINTENANCE. Our dealerships seek to retain new and used vehicle customers as customers of our parts and service departments. To accomplish this goal, we use systems that track customers' maintenance records and notify owners of vehicles purchased or serviced at our dealerships when their vehicles are due for periodic service. Vehicle service contracts sold by our finance and insurance personnel also assist us in the retention of customers after the manufacturer's warranty expires. We believe our parts and service activities are an integral part of the customer service experience, allowing us to create ongoing relationships with our dealerships' customers thereby deepening customer loyalty to the dealership as a whole.

      - VARIABLE RATE PRICING STRUCTURE. The rates our dealerships charge for their technicians' labor vary based on the difficulty and technical sophistication of the repairs being performed. Similarly, the percentage markups on parts are based on market conditions for different parts. We believe this variable pricing allows our dealerships to achieve parts and service gross margins superior to those of our competitors who rely on fixed labor rates and percentage markups. It also allows us to be competitive with independent repair shops that provide discounted pricing on select services.

      - EFFICIENT MANAGEMENT OF PARTS INVENTORY. Our dealerships' parts departments support their sales and service departments, selling factory-approved parts for the vehicle makes and models sold by a particular dealership. Parts are either used in repairs made in the service department, sold at retail to customers, or sold at wholesale to independent repair shops and other franchised dealerships. Our dealerships employ parts managers who oversee parts inventories and sales. Our dealerships also frequently share parts with each other. In addition, we maintain a perpetual parts inventory program, counting a percentage of our parts on a daily basis. This allows us to monitor our parts inventories more closely and make necessary adjustments more frequently.

FINANCE AND INSURANCE SALES

      Revenues from our finance and insurance operations consist primarily of fees for arranging financing, vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for approximately 20.7% of our gross profit in 2004. We offer a wide-variety of third-party finance and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.

      FINANCING. We arrange third-party purchase and lease financing for our customers. In return, we receive a fee from the third-party lender upon completion of the financing. These third-party lenders include manufacturers' captive finance companies, selected commercial banks, and a variety of other third-party lenders, including credit unions and regional auto finance lenders. The fees we receive are subject to chargeback, or repayment to the lender, if a customer defaults or prepays the loan, typically during some limited time period at the beginning of the loan term. We have negotiated incentive programs with some lenders pursuant to which we receive additional fees upon reaching a certain volume of business. We do not own a finance company, and, generally, do not retain substantial credit risk after a customer has received financing, though we do retain limited credit risk in some circumstances.

      EXTENDED WARRANTY, VEHICLE SERVICE AND INSURANCE PRODUCTS. We offer our customers a variety of vehicle warranty and extended protection products in connection with purchases of new and used vehicles, including:

      -     extended warranties;

      -     maintenance, or vehicle service, programs;

      - guaranteed auto protection, or "GAP," insurance, which covers the shortfall between a customer's loan balance and insurance payoff in the event of a total vehicle loss;

      -     credit life and accident and disability insurance;

      -     lease "wear and tear" insurance; and

      -     theft protection.

      The products our dealerships currently offer are generally underwritten and administered by independent third parties, including the vehicle manufacturers' captive finance subsidiaries. Under our arrangements with the providers of these products, we either sell these products on a straight commission basis, or we sell the product, recognize commission and participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. These commissions may be subject to chargeback, in full or in part, if the contract is terminated prior to its scheduled maturity. We own a company that reinsures the third-party credit life and accident and disability insurance policies we sell.

ACQUISITION PROGRAM

     Since our inception, we have pursued an acquisition program focused on the following objectives:

      -     enhancing brand and geographic diversity;

      -     creating economies of scale;

      -     delivering a targeted return on investment; and

      -     enhancing stockholder value.

      We have grown our business primarily through acquisitions. From January 1, 2000, through December 31, 2004, we:

      - purchased 69 franchises with expected annual revenues, estimated at the time of acquisition, of approximately $2.8 billion;

      - disposed of 20 franchises with annual revenues of approximately $267.2 million; and

      -     were granted nine new franchises by vehicle manufacturers.

These acquisitions included both "platform" acquisitions, which typically are acquisitions of groups of dealerships in market areas where we previously did not have a presence, and "tuck-in" acquisitions, which are acquisitions of single-point dealerships in our existing market areas.

      PLATFORM ACQUISITIONS. We make platform acquisitions to expand into geographic markets we do not currently serve by acquiring large, profitable, well-established megadealers that are leaders in their regional markets. We typically pursue megadealers with superior operational and financial management personnel whom we seek to retain. By retaining existing management personnel who have experience and in-depth knowledge of their local market, we can more readily transition to our decentralized operating model while avoiding the risks involved with employing and training new and untested personnel.

      TUCK-IN ACQUISITIONS. We make tuck-in acquisitions to expand our brand, product and service offerings and to capitalize on economies of scale by acquiring key single-point dealerships in our existing market areas. Tuck-in acquisitions allow us to increase operating efficiency and cost savings on a platform level in areas such as advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing.

      RECENT ACQUISITIONS AND DISPOSITIONS. In 2004, we acquired 23 franchises with expected annual revenues of approximately $1.2 billion, exceeding our acquisition target of $1.0 billion for the year. Our 2004 acquisition program included the acquisition of new platforms in California, New Jersey and New York and seven tuck-in acquisitions added to our existing platforms in California, Massachusetts and Texas. We also opened two previously announced Nissan add-points in California and Massachusetts during 2004. The following table contains information regarding the platforms and dealerships we acquired in 2004, including the location of the operations and the franchises acquired:

                                                      No. of
Platform                           Location         Franchises     Franchises Included              Month Completed
--------------------------------   -------------    ----------     -------------------------      ------------------
David Michael Motor Cars(1)        New Jersey           3          Mercedes Benz, Honda, VW       February
Maxwell Automotive Group           Texas                3          Chevrolet, Pontiac, GMC        February and April
Ira Motor Group                    Massachusetts        1          Toyota                         March
Sterling McCall Automotive Group   Texas                1          BMW                            July
Miller Automotive Group            California           2          Mercedes Benz and Maybach      July
Peterson Automotive Group(1)       California           9          Toyota, Kia (2),               June
                                                                   Chrysler, Dodge, Jeep,
                                                                   Hyundai, Subaru, Isuzu
Hassel Auto Group(1)               New York             4          BMW, Mini, Volvo (2)           August

----------
(1) Platform acquisition

      As a result of our 2004 acquisition program, we expanded into three additional markets in which we previously had no presence, and shifted our brand mix to include a greater percentage of import and luxury vehicles. We paid approximately $221.7 million in cash, net of cash received, issued 394,313 shares of our common stock and assumed approximately $109.7 million of inventory financing in completing our 2004 acquisition program. We did not dispose of any dealerships in 2004.

      OUTLOOK. Our acquisition target for 2005 is to complete acquisitions of dealerships that have approximately $300 million in annual revenues.

COMPETITION

      We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle or where to have a vehicle serviced. According to various industry sources, there are approximately 22,000 franchised automobile dealerships and approximately 54,000 independent used vehicle dealers in the retail automotive industry.

      Our competitive success depends, in part, on national and regional automobile-buying trends, local and regional economic factors, and other regional competitive pressures. Conditions and competitive pressures affecting the markets in which we operate, or in any new markets we enter, could adversely affect us, although the retail automobile industry as a whole might not be affected. Some of our competitors may have greater financial, marketing and personnel resources, and lower overhead and sales costs than we do. We cannot guarantee that our strategy will be more effective than the strategies of our competitors.

      NEW AND USED VEHICLES. In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies, and Internet companies that provide referrals to or broker vehicle sales with other dealerships or customers. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not sell in a particular market. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our franchise agreements do not grant us the exclusive right to sell a manufacturer's product within a given geographic area. In the used vehicle market, our dealerships compete with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies and private parties for the supply and resale of used vehicles. We believe the principal competitive factors in the automotive retailing business are location, the suitability of a franchise to the market in which it is located, service, price and selection.

      PARTS AND SERVICE. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty repairs and with other automobile dealers, franchised and independent service center chains, and independent repair shops for non-warranty repair and maintenance business. We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer's brands and models, convenience, the competence of technicians, location, and price. A number of regional or national chains offer selected parts and services at prices that may be lower than ours.

      FINANCE AND INSURANCE. In addition to competition for vehicle sales and service, we face competition in arranging financing for our customers' vehicle purchases from a broad range of financial institutions. Many financial institutions now offer finance and insurance products over the Internet, which may reduce our profits from the sale of these products. We believe the principal competitive factors in the finance and insurance business are convenience, interest rates and flexibility in contract length.

      ACQUISITIONS. We compete with other national dealer groups and individual investors for acquisitions. Some of our competitors have greater financial resources and competition may increase acquisition pricing. We cannot guarantee that we will be able to complete acquisitions on terms acceptable to us.

RELATIONSHIPS AND AGREEMENTS WITH OUR MANUFACTURERS

      Each of our dealerships operates under a franchise agreement with a vehicle manufacturer (or authorized distributor). The franchise agreements grant the franchised automobile dealership a non-exclusive right to sell the manufacturer's or distributor's brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our dealerships the right to use the manufacturer's or distributor's trademarks in connection with their operations, and impose numerous operational requirements and restrictions relating to, among other things:

      -     inventory levels;

      -     working capital levels;

      -     the sales process;

      -     minimum sales performance requirements;

      -     customer satisfaction standards;

      -     marketing and branding;

      -     facilities and signage;

      -     personnel;

      -     changes in management; and

      -     monthly financial reporting.

      Our dealerships' franchise agreements are for various terms, ranging from one year to indefinite, and in most cases manufacturers have renewed such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless "good cause" exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. From time to time, certain manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. We generally work with these manufacturers to address the asserted performance issues.

      In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including on our ability to make acquisitions and obtain financing, and on our management and the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please read "--Risk Factors."

      The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2004 that accounted for 10% or more of our new vehicle retail unit sales:

                                                         PERCENTAGE OF
                                                          NEW VEHICLE
                                                         RETAIL UNITS
                                                    SOLD DURING THE TWELVE
                                                         MONTHS ENDED
             MANUFACTURER                              DECEMBER 31, 2004
--------------------------------                    ----------------------
Toyota / Lexus .................                           27.7%
Ford............................                           20.5%
DaimlerChrysler.................                           14.2%
Nissan / Infiniti...............                           10.9%
General Motors..................                           10.8%

GOVERNMENTAL REGULATIONS

AUTOMOTIVE AND OTHER LAWS AND REGULATIONS

      We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

      Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws and regulations. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.

      Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.

      Our operations are subject to consumer protection laws known as Lemon Laws. These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require various written disclosures to be provided on new vehicles, including mileage and pricing information.

ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS

      Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment and public health and safety.

      Most of our dealerships utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from operations such as auto body painting may be subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.

      Some of our dealerships are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. The remediation or clean-up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.

      We generally obtain environmental studies on dealerships to be acquired and, as necessary, implement environmental management or remedial activities to reduce the risk of noncompliance with environmental laws and regulations. Nevertheless, we currently own or lease, and in connection with our acquisition program will in the future own or lease, properties that in some instances have been used for auto retailing and servicing for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, it is possible that environmentally sensitive materials such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels may have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. Further, we believe that structures found on some of these properties may contain suspect asbestos-containing materials, albeit in an undisturbed condition. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials were not under our control.

      We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework.

      In January 2003, we, along with some 100 other parties, received a letter from a private party who is seeking all of our participation in a voluntary mediation with the EPA and the U.S. Department of Justice regarding the remedial liabilities of potentially responsible parties at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. During 2003, we joined some 42 other parties in a group that entered into negotiations with the EPA and DOJ regarding potential liability for costs of remediating contamination and natural resource damages at this Superfund site. Currently, negotiations between the parties are at an advanced stage, with both sides having agreed in principle to a settlement to resolve this matter. Based on the agreement in principle, we believe our pro rata share of any settlement would be no higher than $50,000. However, because no agreement has yet been finalized between the parties, we cannot make any assurances at this time as to our potential liability with respect to this matter.

INSURANCE AND BONDING

      Our operations expose us to the risk of various liabilities, including:

      - claims by employees, customers or other third parties for personal injury or property damage resulting from our operations; and

      - fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.

      The automotive retailing business is also subject to substantial risk of property loss as a result of the significant concentration of property values at dealership locations. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of our various insurance programs, including property and casualty and employee medical benefits. In most cases, we insure costs in excess of our retained risk per claim under various contracts with third party insurance carriers. We estimate the costs of these retained insurance risks based on historical claims experience, adjusted for current trends and changes in claims-handling procedures. Risk retention levels may change in the future as a result of changes in the insurance market or other factors affecting the economics of our insurance programs. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

      We make provisions for retained losses and deductibles by reflecting charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require that we secure certain of our obligations for self-insured exposures with collateral. Our collateral requirements are set by the insurance companies and, to date, have been satisfied by posting surety bonds, letters of credit and/or cash deposits. Our collateral requirements may change from time to time based on, among other things, our total insured exposure and the related self-insured retention assumed under the policies. We include additional details about our collateral requirements in the Notes to our Consolidated Financial Statements.

EMPLOYEES

      As of December 31, 2004, we employed approximately 8,800 people, of whom approximately:

      -     1,100 were employed in managerial positions;

      - 2,600 were employed in non-managerial vehicle sales department positions;

      - 4,100 were employed in non-managerial parts and service department positions; and

      -     1,000 were employed in administrative support positions.

      We believe our relationships with our employees are favorable. Sixty-six of our employees at one platform are represented by a labor union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers' products may also affect us.

SEASONALITY

      We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the United States, vehicle purchases decline during the winter months. As a result, our revenues, cash flows and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may cause counter-seasonal fluctuations in our revenues and operating income.

RISK FACTORS

IF WE FAIL TO OBTAIN A DESIRABLE MIX OF POPULAR NEW VEHICLES FROM MANUFACTURERS OUR PROFITABILITY WILL BE NEGATIVELY AFFECTED.

      We depend on the manufacturers to provide us with a desirable mix of new vehicles. The most popular vehicles usually produce the highest profit margins and are frequently difficult to obtain from the manufacturers. If we cannot obtain sufficient quantities of the most popular models, our profitability may be adversely affected. Sales of less desirable models may reduce our profit margins. Several manufacturers generally allocate their vehicles among their franchised dealerships based on the sales history of each dealership. If our dealerships experience prolonged sales slumps, these manufacturers may cut back their allotments of popular vehicles to our dealerships and new vehicle sales and profits may decline. Similarly, the delivery of vehicles, particularly newer, more popular vehicles, from manufacturers at a time later than scheduled could lead to reduced sales during those periods.

IF WE FAIL TO OBTAIN RENEWALS OF ONE OR MORE OF OUR FRANCHISE AGREEMENTS ON FAVORABLE TERMS OR SUBSTANTIAL FRANCHISES ARE TERMINATED, OUR OPERATIONS MAY BE SIGNIFICANTLY IMPAIRED.

      Each of our dealerships operates under a franchise agreement with one of our manufacturers (or authorized distributors). Without a franchise agreement, we cannot obtain new vehicles from a manufacturer. As a result, we are significantly dependent on our relationships with these manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management and other material breaches of the franchise agreements. Manufacturers may also have a right of first refusal if we seek to sell dealerships. We cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.

      Our franchise agreements do not give us the exclusive right to sell a manufacturer's product within a given geographic area. As a result, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would directly compete against us. The location of new dealerships near our existing dealerships could materially adversely affect our operations and reduce the profitability of our existing dealerships.

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

      Our manufacturers attempt to measure customers' satisfaction with automobile dealerships through systems generally known as the customer satisfaction index or CSI. Manufacturers may use these performance indicators, as well as sales performance numbers, as factors in evaluating applications for additional acquisitions. The manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems at any time. From time to time, we may not meet all of the manufacturers' requirements to make acquisitions. We cannot assure you that all of our proposed future acquisitions will be approved.

      In addition, a manufacturer may limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. If we reach a limitation imposed by a manufacturer for a particular geographic market, we will be unable to make additional tuck-in acquisitions in that market of that manufacturer's franchises, which could limit our ability to grow in that geographic area. In addition, geographic limitations imposed by manufacturers could restrict our ability to acquire platforms whose markets overlap with those already served by us. The following is a summary of the restrictions imposed by those manufacturers that accounted for 10% or more of our new vehicle retail unit sales in 2004:

      TOYOTA / LEXUS. Toyota restricts the number of dealerships that we may own and the time frame over which we may acquire them. Under Toyota's standard Multiple Ownership Agreement, we may acquire additional dealerships, over a minimum of seven semi-annual periods, up to a maximum number of dealerships equal to 5% of Toyota's aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota dealerships that we may acquire in any Toyota-defined region and "Metro" market, as well as any contiguous market. We may acquire only four primary Lexus dealerships or six outlets nationally, including only two Lexus dealerships in any one of the four Lexus geographic areas. Our Lexus companion dealership located south of Houston is not considered by Lexus to be a primary Lexus dealership for purposes of the restriction on the number of Lexus dealerships we may acquire. Currently, we own 11 Toyota dealership franchises, representing approximately 1.5% of the national retail sales of Toyota for 2004, and two primary Lexus dealership franchises. Under the terms of our current agreement with Toyota, we own the maximum number of Toyota dealerships we are currently permitted to own in the Gulf states region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas.

      FORD. Ford currently limits the number of dealerships that we may own to the greater of (1) 15 Ford and 15 Lincoln and Mercury dealerships and (2) that number of Ford, Lincoln and Mercury dealerships accounting for 5% of the preceding year's total Ford, Lincoln and Mercury retail sales of those brands in the United States. Currently, we own a total of 27 Ford, Lincoln and Mercury dealership franchises, representing approximately 0.7% of the national retail sales of Ford, Lincoln and Mercury for 2004. In addition, Ford limits us to one Ford dealership in a Ford-defined market area having two or less authorized Ford dealerships and one-third of Ford dealerships in any Ford-defined market area having more than three authorized Ford dealerships. In many of its dealership franchise agreements Ford has the right of first refusal to acquire, subject to applicable state law, a Ford franchised dealership when its ownership changes. Currently, Ford is emphasizing increased sales performance from all of its franchised dealers, including our Ford dealerships. To this end, Ford has requested that we focus on the performance of owned dealerships as opposed to acquiring additional Ford dealerships. We intend to comply with this request.

      DAIMLERCHRYSLER. Currently, we have no agreement with Chrysler restricting our ability to acquire Chrysler dealerships. Chrysler has advised us that in determining whether to approve an acquisition of a Chrysler dealership, Chrysler considers the number of Chrysler dealerships the acquiring company already owns. Chrysler currently carefully considers, on a case-by-case basis, any acquisition that would cause the acquiring company to own more than 10 Chrysler dealerships nationally, six in the same Chrysler-defined zone and two in the same market. Our agreement with Mercedes-Benz, in addition to limitations on the number of dealership franchises in particular metropolitan markets and regions, limits us to a maximum of the greater of four Mercedes-Benz dealership franchises or the number of dealership franchises that would account for up to 3% of the preceding year's total Mercedes-Benz retail sales. Currently, we own 28 Chrysler (including two acquired in January 2005), three Mercedes-Benz and one Maybach dealership franchise. Our three Mercedes-Benz dealership franchises represented approximately 1.1% of total Mercedes-Benz retail sales in 2004.

      GENERAL MOTORS. General Motors, or GM, currently evaluates our acquisitions of GM dealerships on a case-by-case basis. GM, however, limits the maximum number of GM dealerships that we may acquire at any time to 50% of the GM dealerships, by franchise line, in a GM-defined geographic market area. Currently, we own 24 GM dealership franchises. Additionally, our current agreement with GM does not include Saturn dealerships and any future acquisition of a Saturn dealership will be subject to GM approval on a case-by-case basis.

      NISSAN / INFINITI. Nissan currently limits the number of dealerships that we may own up to a maximum number of dealerships that would equal 5% of Nissan's (or Infiniti's, as applicable) aggregate national annual vehicle registrations. In addition, Nissan restricts the number of dealerships that we may own in any Nissan-defined region to 20% of the aggregate regional registrations for the applicable area. Currently we own 10 Nissan franchises and one Infiniti franchise, representing approximately 1.3% of the combined national vehicle registrations for Nissan and Infiniti.

MANUFACTURERS' RESTRICTIONS COULD NEGATIVELY IMPACT OUR ABILITY TO OBTAIN CERTAIN TYPES OF FINANCINGS.

      Provisions in our agreements with our manufacturers may restrict, in the future, our ability to obtain certain types of financing. A number of our manufacturers prohibit pledging the stock of their franchised dealerships. For example, our agreement contains provisions prohibiting pledging the stock of our GM franchised dealerships. Our agreement with Ford permits pledging our Ford franchised dealerships' stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to our March 1999 and August 2003 senior subordinated notes offerings and the subsidiary guarantees of those notes. Certain of our manufacturers require us to meet certain financial ratios, which, if we fail to meet these ratios the manufacturers may reject proposed acquisitions, and may give them the right to purchase their franchises for fair value.

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

      - the removal of a dealership general manager without the consent of the manufacturer; and

      - a change in control of our Board of Directors or a change in management.

      Our manufacturers may also impose additional similar restrictions on us in the future. Actions by our stockholders or prospective stockholders that would violate any of the above restrictions are generally outside our control. If we are unable to comply with or renegotiate these restrictions, we may be forced to terminate or sell one or more franchises, which could have a material adverse effect on us. These restrictions may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. These restrictions also may impede our ability to acquire dealership groups, to raise required capital or to issue our stock as consideration for future acquisitions.

IF MANUFACTURERS DISCONTINUE SALES INCENTIVES, WARRANTIES AND OTHER PROMOTIONAL PROGRAMS, OUR RESULTS OF OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

      We depend on our manufacturers for sales incentives, warranties and other programs that are intended to promote dealership sales or support dealership profitability. Manufacturers historically have made many changes to their incentive programs during each year. Some of the key incentive programs include:

      -     customer rebates;

      -     dealer incentives on new vehicles;

      -     below market financing on new vehicles and special leasing terms;

      -     warranties on new and used vehicles; and

      -     sponsorship of used vehicle sales by authorized new vehicle dealers.

      A discontinuation or change in our manufacturers' incentive programs could adversely affect our business. Moreover, some manufacturers use a dealership's CSI scores as a factor for participating in incentive programs. Failure to comply with the CSI standards could adversely affect our participation in dealership incentive programs, which could have a material adverse effect on us.

OUR MANUFACTURERS REQUIRE US TO MEET CERTAIN IMAGE AND FACILITY GUIDELINES AND TO MAINTAIN MINIMUM WORKING CAPITAL, WHICH MAY REQUIRE US TO DIVERT FINANCIAL RESOURCES FROM USES THAT MANAGEMENT BELIEVES MAY BE OF BETTER VALUE TO OUR STOCKHOLDERS.

      Our franchise agreements specify that, in certain situations, we cannot operate a dealership franchised by another manufacturer in the same building as that manufacturer's franchised dealership. In addition, some manufacturers, like GM, are in the process of realigning their franchised dealerships along defined "channels," such as combining Pontiac, Buick and GMC in one dealership location. As a result, GM, as well as other manufacturers, may require us to move or sell some dealerships.

      Our manufacturers generally require that the dealership premises meet defined image and facility standards and may direct us to implement costly capital improvements to dealerships as a condition for renewing certain franchise agreements. All of these requirements could impose significant capital expenditures on us in the future. We anticipate spending approximately $0.6 million in 2005 in connection with various manufacturers' required imaging projects and approximately $23.5 million to expand or relocate existing facilities as required by manufacturer facility guidelines.

      Pursuant to our franchise agreements, our dealerships are required to maintain a certain minimum working capital, as determined by the manufacturers. This requirement could force us to utilize available capital to maintain manufacturer-required working capital levels at our dealerships thereby limiting our ability to apply profits generated from one subsidiary for use in other subsidiaries or, in some cases, at the parent company.

      These factors, either alone or in combination, could cause us to divert our financial resources to capital projects from uses that management believes may be of higher long-term value to us.

OUR SUCCESS DEPENDS UPON THE CONTINUED VIABILITY AND OVERALL SUCCESS OF A LIMITED NUMBER OF MANUFACTURERS.

      Toyota / Lexus, Ford, DaimlerChrysler, Nissan / Infiniti and GM dealerships represented approximately 84.1% of our total new vehicle retail sales in 2004. As a result, demand for these manufacturers' vehicles, as well as the financial condition, management, marketing, production and distribution capabilities, reputation and labor relations of these manufacturers may have a substantial affect our business. Events such as labor disputes and other production disruptions that adversely affect one of these manufacturers may also have a material adverse affect on us. Similarly, the late delivery of vehicles from manufacturers, which sometimes occurs during periods of new product introductions, can lead to reduced sales during those periods. Moreover, any event that causes adverse publicity involving any of our manufacturers may have an adverse effect on us regardless of whether such event involves any of our dealerships. Additionally, the inability of a manufacturer to continue operations will not only impact our vehicle sales and profitability, but could also result in the partial or complete impairment, and a corresponding write-down, of our recorded goodwill and/or intangible franchise rights.

GROWTH IN OUR REVENUES AND EARNINGS WILL BE IMPACTED BY OUR ABILITY TO ACQUIRE AND SUCCESSFULLY INTEGRATE AND OPERATE DEALERSHIPS.

      Growth in our revenues and earnings depends substantially on our ability to acquire and successfully integrate and operate dealerships. We cannot guarantee that we will be able to identify and acquire dealerships in the future. In addition, we cannot guarantee that any acquisitions will be successful or on terms and conditions consistent with past acquisitions. Restrictions by our manufacturers, as well as covenants contained in our debt instruments, may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices. Some of our competitors may have greater financial resources than us.

      We will continue to need substantial capital in order to acquire additional automobile dealerships. In the past, we have financed these acquisitions with a combination of cash flow from operations, proceeds from borrowings under our credit facility, bond issuances, stock offerings, and the issuance of our common stock to the sellers of the acquired dealerships.

      We currently intend to finance future acquisitions by using cash and issuing shares of our common stock as partial consideration for acquired dealerships. The use of common stock as consideration for acquisitions will depend on three factors: (1) the market value of our common stock at the time of the acquisition, (2) the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses, and (3) our determination of what is in our best interests. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock is depressed.

      In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management's attention, delays, or other operational or financial problems. Acquisitions involve a number of special risks, including:

      - incurring significantly higher capital expenditures and operating expenses;

      - failing to integrate the operations and personnel of the acquired dealerships;

      -     entering new markets with which we are not familiar;

      -     incurring undiscovered liabilities at acquired dealerships;

      -     disrupting our ongoing business;

      -     failing to retain key personnel of the acquired dealerships;

      -     impairing relationships with employees, manufacturers and customers;
            and

      -     incorrectly valuing acquired entities,

some or all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Although we conduct what we believe to be a prudent level of investigation regarding the operating condition of the businesses we purchase in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses.

      Acquired entities may subject us to unforeseen liabilities that we are unable to detect prior to completing the acquisition or liabilities that turn out to be greater than those we had expected. These liabilities may include liabilities that arise from non-compliance with environmental laws by prior owners for which we, as a successor owner, will be responsible. Until we actually assume operating control of such business assets, we may not be able to ascertain the actual value of the acquired entity.

IF STATE DEALER LAWS ARE REPEALED OR WEAKENED, OUR DEALERSHIPS WILL BE MORE SUSCEPTIBLE TO TERMINATION, NON-RENEWAL OR RENEGOTIATION OF THEIR FRANCHISE AGREEMENTS.

      State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer's criteria within the notice period to avoid the termination or nonrenewal. Though unsuccessful to date, manufacturers' lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration.

      In addition, these state dealer laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on us.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL, OUR BUSINESS COULD BE ADVERSELY AFFECTED BECAUSE WE RELY ON THE INDUSTRY KNOWLEDGE AND RELATIONSHIPS OF OUR KEY PERSONNEL.

      We believe our success depends to a significant extent upon the efforts and abilities of our executive officers, senior management and key employees, including the principals of our dealerships. Additionally, our business is dependent upon our ability to continue to attract and retain qualified personnel, such as managers, as well as our ability to retain the senior management of acquired dealerships. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We do not have employment agreements with most of our dealership general managers and other key dealership personnel.

      The unexpected or unanticipated loss of the services of one or more members of our senior management team could have a material adverse effect on us and materially impair the efficiency and productivity of our operations. We do not have key man insurance for any of our executive officers or key personnel. In addition, the loss of any of our key employees or the failure to attract qualified managers could have a material adverse effect on our business and may materially impact the ability of our dealerships to conduct their operations in accordance with our national standards.

THE IMPAIRMENT OF OUR GOODWILL, OUR INDEFINITE-LIVED INTANGIBLES AND OUR OTHER LONG-LIVED ASSETS HAS HAD, AND MAY HAVE IN THE FUTURE, A MATERIAL ADVERSE EFFECT ON OUR REPORTED RESULTS OF OPERATIONS.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. We also assess the carrying value of our other long-lived assets, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when events or circumstances indicate that an impairment may have occurred. Based on the organization and management of our business, we have determined that each of our platforms currently qualify as reporting units for the purpose of assessing goodwill for impairment. However, we are required to evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level.

      To determine the fair value of our reporting units in assessing the carrying value of our goodwill for impairment, we use a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and our weighted average cost of capital. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions, and (3) reasonable performance expectations for our operations. If any one of the above assumptions changes, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the applicable platform(s), especially with respect to those platforms acquired prior to July 1, 2001.

      To test the carrying value of each individual franchise right for impairment, we also use a discounted cash flow based approach. Included in this analysis are assumptions, at a dealership level, regarding revenue growth rates, future gross margin estimates and future selling, general and administrative expense rates. Using our weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, we calculate the fair value of each dealership's franchise rights after considering estimated values for tangible assets, working capital and workforce. If any one of the above assumptions changes, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the intangible franchise right associated with the applicable dealership.

CHANGES IN INTEREST RATES COULD ADVERSELY IMPACT OUR PROFITABILITY.

      All of the borrowings under our various credit facilities bear interest based on a floating rate. Therefore, our interest expenses will rise with increases in interest rates. Rising interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. We receive credit assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations. Please see "Quantitative and Qualitative Disclosures about Market Risk" for a discussion regarding our interest rate sensitivity.

A DECLINE OF AVAILABLE FINANCING IN THE SUB-PRIME LENDING MARKET HAS, AND MAY CONTINUE TO, ADVERSELY AFFECT OUR SALES OF USED VEHICLES.

      A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of a down payment, do not have access to more traditional finance sources. Our recent experience suggests that sub-prime lenders have tightened their credit standards and may continue to apply these higher standards in the future. This has adversely affected our used vehicle sales. If sub-prime lenders continue to apply these higher standards, if there is any further tightening of credit standards used by sub-prime lenders, or if there is any additional decline in the overall availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our used car business, revenues, cash flows and profitability.

OUR INSURANCE DOES NOT FULLY COVER ALL OF OUR OPERATIONAL RISKS, AND CHANGES IN THE COST OF INSURANCE OR THE AVAILABILITY OF INSURANCE COULD MATERIALLY INCREASE OUR INSURANCE COSTS OR RESULT IN A DECREASE IN OUR INSURANCE COVERAGE.

      The operation of automobile dealerships is subject to compliance with a wide range of laws and regulations and is subject to a broad variety of risks. While we have insurance on our real property, comprehensive coverage for our vehicle inventory, general liability insurance, workers' compensation insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with vehicle sales and financing activities, we are self-insured for a portion of our potential liabilities. Additionally, changes in the cost of insurance or the availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase the portion of our risks that we self-insure.

WE ARE SUBJECT TO A NUMBER OF RISKS ASSOCIATED WITH IMPORTING INVENTORY.

      A portion of our new vehicle business involves the sale of vehicles, vehicle parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks associated with imported merchandise, including fluctuations in the value of currencies, import duties, exchange controls, differing tax structures, trade restrictions, transportation costs, work stoppages and general political and economic conditions in foreign countries.

      The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs on imported merchandise. Any of those impositions or adjustments could affect our operations and our ability to purchase imported vehicles and parts at reasonable prices, which could have an adverse effect on our business.

THE SEASONALITY OF THE AUTOMOBILE RETAIL BUSINESS MAGNIFIES THE IMPORTANCE OF OUR SECOND AND THIRD QUARTER RESULTS.

      The automobile industry experiences seasonal variations in revenues. Demand for automobiles is generally lower during the winter months than in other seasons, particularly in regions of the United States with harsh winters. A higher amount of vehicle sales generally occurs in the second and third fiscal quarters of each year due in part to weather-related factors, consumer buying patterns, the historical timing of major manufacturer incentive programs, and the introduction of new vehicle models. Therefore, if conditions surface in the second or third quarters that depress or affect automotive sales, such as major geopolitical events, high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year will be disproportionately adversely affected. Our dealerships located in the northeastern states are affected by seasonality more than our dealerships in other regions.

OUR BUSINESS AND THE AUTOMOTIVE RETAIL INDUSTRY IN GENERAL ARE SUSCEPTIBLE TO ADVERSE ECONOMIC CONDITIONS, INCLUDING CHANGES IN CONSUMER CONFIDENCE, FUEL PRICES AND CREDIT AVAILABILITY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REVENUES AND PROFITABILITY.

      We believe the automotive retail industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates and credit availability. Historically, unit sales of motor vehicles, particularly new vehicles, have been cyclical, fluctuating with general economic cycles. During economic downturns, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. Although incentive programs initiated by manufacturers in late 2001 abated these historical trends, the automotive retail industry may experience sustained periods of decline in vehicle sales in the future. Any decline or change of this type could have a material adverse effect on our business, revenues, cash flows and profitability.

      In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our revenues, cash flows and profitability depend substantially on general economic conditions and spending habits in those regions of the United States where we maintain most of our operations.

SUBSTANTIAL COMPETITION IN AUTOMOTIVE SALES AND SERVICES MAY ADVERSELY AFFECT OUR PROFITABILITY DUE TO OUR NEED TO LOWER PRICES TO SUSTAIN SALES AND PROFITABILITY.

      The automotive retail industry is highly competitive. Depending on the geographic market, we compete with:

      - franchised automotive dealerships in our markets that sell the same or similar makes of new and used vehicles that we offer, occasionally at lower prices than we do;

      - other national or regional affiliated groups of franchised dealerships;

      -     private market buyers and sellers of used vehicles;

      - Internet-based vehicle brokers that sell vehicles obtained from franchised dealers directly to consumers;

      -     service center chain stores; and

      -     independent service and repair shops.

      We also compete with regional and national vehicle rental companies that sell their used rental vehicles. In addition, automobile manufacturers may directly enter the retail market in the future, which could have a material adverse effect on us. As we seek to acquire dealerships in new markets, we may face significant competition as we strive to gain market share. Some of our competitors have greater financial, marketing and personnel resources and lower overhead and sales costs than we have. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers and typically rely on advertising, merchandising, sales expertise, service reputation and dealership location in order to sell new vehicles. Our franchise agreements do not grant us the exclusive right to sell a manufacturer's product within a given geographic area. Our revenues and profitability may be materially and adversely affected if competing dealerships expand their market share or are awarded additional franchises by manufacturers that supply our dealerships.

      In addition to competition for vehicle sales, our dealerships compete with franchised dealerships to perform warranty repairs and with other automotive dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. Our dealerships compete with other automotive dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in service and parts sales are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer's brands and models, convenience, the competence of technicians, location, and price. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships' prices. We also compete with a broad range of financial institutions in arranging financing for our customers' vehicle purchases.

      Some automobile manufacturers have in the past acquired and may in the future attempt to acquire automotive dealerships in certain states. Our revenues and profitability could be materially adversely affected by the efforts of manufacturers to enter the retail arena.

      In addition, the Internet is becoming a significant part of the sales process in our industry. We believe that customers are using the Internet as part of the sales process to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits for related finance and insurance services. Some websites offer vehicles for sale over the Internet without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected. We would also be materially adversely affected to the extent that Internet companies acquire dealerships or align themselves with our competitors' dealerships.

      Please see "Business -- Competition" for more discussion of competition in our industry.

DUE TO THE NATURE OF THE AUTOMOTIVE RETAILING BUSINESS, WE MAY BE INVOLVED IN LEGAL PROCEEDINGS OR SUFFER LOSSES THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      We will continue to be involved in legal proceedings in the ordinary course of business. A significant judgment against us, the loss of a significant license or permit or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects. In addition, it is possible that we could suffer losses at individual dealerships due to fraud or theft.

OUR AUTOMOTIVE DEALERSHIPS ARE SUBJECT TO SUBSTANTIAL REGULATION WHICH MAY ADVERSELY AFFECT OUR PROFITABILITY AND SIGNIFICANTLY INCREASE OUR COSTS IN THE FUTURE.

      A number of state and federal laws and regulations affect our business. We are also subject to laws and regulations relating to business corporations generally. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance-related licenses issued by state authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include state franchise laws and regulations and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as federal and state wage-hour, anti-discrimination and other employment practices laws.

      Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws and regulations. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.

      Our operations are also subject to the National Traffic and Motor Vehicle Safety Act, the Magnusson-Moss Warranty Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to U.S. customs duties and, in the ordinary course of our business, we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges.

      Our operations are subject to consumer protection laws known as Lemon Laws. These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require various written disclosures to be provided on new vehicles, including mileage and pricing information.

      Possible penalties for violation of any of these laws or regulations include revocation or suspension of our licenses and civil or criminal fines and penalties. In addition, many laws may give customers a private cause of action. Violation of these laws, the cost of compliance with these laws, or changes in these laws could result in adverse financial consequences to us.

OUR AUTOMOTIVE DEALERSHIPS ARE SUBJECT TO FEDERAL, STATE AND LOCAL ENVIRONMENTAL REGULATIONS THAT MAY RESULT IN CLAIMS AND LIABILITIES, WHICH COULD BE MATERIAL.

      We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of underground and aboveground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. Operations involving the management of hazardous and non-hazardous materials are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Most of our dealerships utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. We may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act, and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

      Soil and groundwater contamination is known to exist at some of our current or former properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. We may be required to make material additional expenditures to comply with existing or future laws or regulations, or as a result of the future discovery of environmental conditions. Please see "Business -- Governmental Regulations -- Environmental, Health and Safety Laws and Regulations" for a discussion of the effect of such regulations on us.

CHANGES IN ACCOUNTING ESTIMATES COULD ADVERSELY IMPACT OUR PROFITABILITY.

      We are required to make estimates and assumptions in the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies and Accounting Estimates" for a discussion of what we believe are our critical accounting policies and accounting estimates.

OUR SIGNIFICANT INDEBTEDNESS AND LEASE OBLIGATIONS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL HEALTH, LIMIT OUR ABILITY TO FINANCE FUTURE ACQUISITIONS AND CAPITAL EXPENDITURES, AND PREVENT US FROM FULFILLING OUR FINANCIAL OBLIGATIONS.

      As of December 31, 2004, our total outstanding indebtedness and lease and other obligations were approximately $1,711.2 million, including the following:

      - $632.6 million under the floorplan portion of our revolving credit facility;

      -     $562.3 million of future commitments under various operating leases;

      -     $195.5 million under our Ford Motor Credit floorplan facility;

      -     $144.7 million in 8-1/4% senior subordinated notes due 2013;

      - $90.5 million under the acquisition portion of our revolving credit facility; and

      -     $85.6 million of other short- and long-term commitments.

      As of December 31, 2004, we had approximately $136.7 million available for additional borrowings under the floorplan portion of our revolving credit facility, $72.3 million available for additional borrowings under the acquisition portion of our revolving credit facility, and $104.5 million available for additional borrowings under the Ford Motor Credit floorplan facility. In addition, the indenture relating to our senior subordinated notes and other debt instruments allow us to incur additional indebtedness and enter into additional operating leases.

      Our significant amount of indebtedness and lease obligations could have important consequences to us, including the following:

      - our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

      - a substantial portion of our current cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness and the payment of lease obligations, thereby reducing the funds available to us for our operations and other purposes;

      - some of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates; and

      - we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

      In addition, our debt instruments contain numerous covenants that limit our discretion with respect to business matters, including mergers or acquisitions, paying dividends, incurring additional debt, making capital expenditures or disposing of assets. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures under the cross default provisions in those agreements or indentures. If a default or cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

OUR STOCKHOLDER RIGHTS PLAN AND OUR CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT MAKE A TAKEOVER OF GROUP 1 DIFFICULT.

      Our stockholder rights plan and certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of Group 1, even if such change of control would be beneficial to our stockholders. These include provisions:

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

      Certain of our franchise agreements prohibit the acquisition of more than a specified percentage of our common stock without the consent of the relevant manufacturer. These terms of our franchise agreements could also make it more difficult for a third party to acquire control of Group 1.

INTERNET WEB SITE AND AVAILABILITY OF PUBLIC FILINGS

      Our Internet address is www.group1auto.com. We make the following information available free of charge on our Internet Web site:

      -     Annual Report on Form 10-K;

      -     Quarterly Reports on Form 10-Q;

      -     Current Reports on Form 8-K;

      - Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

      -     Corporate Governance Guidelines;

      -     Charters for our Audit, Compensation and Nominating/Governance
            Committees;

      -     Code of Conduct for Directors, Officers and Employees; and

      - Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Controller, and all of our financial and accounting officers.

      We make our SEC filings available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make our SEC filings available via a link to our filings on the SEC Web site. The above information is available in print to anyone who requests it.

ITEM 2. PROPERTIES

      We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales,
(2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage, and (6) general office use. We try to structure our operations so as to avoid the ownership of real property. In connection with our acquisitions, we generally seek to lease rather than acquire the facilities on which the acquired dealerships are located. We generally enter into lease agreements with respect to such facilities that have 30-year total terms with 15-year initial terms and three five-year option periods, at our option. As a result, we lease the majority of our facilities under long-term operating leases.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, our dealerships are named as defendants in claims involving the manufacture or sale of automobiles, contractual disputes, and other matters arising in the ordinary course of business.

      The Texas Automobile Dealers Association, or TADA, and certain new vehicle dealerships in Texas that are members of TADA, including a number of our Texas dealership subsidiaries, have been named as defendants in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state action. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court's certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit's order. The defendants notified the U.S Supreme Court that they would not respond to the writ unless requested to do so by the Court. Also in February 2005, settlement discussions with the plaintiffs in the three cases culminated in formal settlement offers pursuant to which we could settle the state and federal cases. We have not entered into the settlements at this time, and, if we do, the settlements will be contingent upon court approval. The proposed settlements contemplate our dealerships issuing certificates for discounts off future vehicle purchases, refunding cash in some circumstances, and paying attorneys' fees and certain costs. Dealers participating in the settlements would agree to certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. If we do not enter into the settlements, or if the settlements are not approved, we will continue to vigorously assert available defenses in connection with these lawsuits. While we do not believe this litigation will have a material adverse effect on our financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.

      In addition to the foregoing cases, there are currently no legal proceedings pending against or involving us that, in our opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock is listed on the New York Stock Exchange under the symbol "GPI." There were 104 holders of record of our common stock as of February 28, 2005.

      The following table presents the quarterly high and low sales prices for our common stock for 2003 and 2004, as reported on the New York Stock Exchange Composite Tape under the symbol "GPI."

                                        HIGH      LOW
                                      -------   -------
2003:

       First Quarter...............   $ 27.35   $ 19.91
       Second Quarter..............     33.94     20.80
       Third Quarter...............     40.19     32.17
       Fourth Quarter..............     39.04     31.60
2004:

       First Quarter...............   $ 38.74   $ 34.30
       Second Quarter..............     37.83     29.18
       Third Quarter...............     33.27     26.32
       Fourth Quarter..............     31.70     26.49

      We have never declared or paid dividends on our common stock. Generally, we have retained earnings to finance the development and expansion of our business. Any decision to pay dividends will be made by our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

      Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income.

EQUITY COMPENSATION PLANS

      We disclose information regarding our equity compensation plans as of December 31, 2004, in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA

      The following selected historical financial data as of December 31, 2004, 2003, 2002, 2001 and 2000, and for the five years in the period ended December 31, 2004 have been derived from our audited financial statements, subject to certain reclassifications to make prior years' conform to the current year presentation. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

      We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date we acquired them. As a result of the effects of our acquisitions and other potential factors in the future, the historical financial information described in the selected financial data is not necessarily indicative of the results of operations and financial position of Group 1 in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected financial data.

                                                                 YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                              2004          2003           2002           2001          2000
                                          ------------  ------------  -------------  -------------  ------------
                                                     (dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
  Revenues.............................   $  5,435,033  $  4,518,560  $   4,214,364  $   3,996,374  $  3,586,146
  Cost of sales........................      4,603,267     3,795,149      3,562,069      3,389,122     3,058,709
                                          ------------  ------------  -------------  -------------  ------------
     Gross profit......................        831,766       723,411        652,295        607,252       527,437
  Selling, general and
     administrative expenses...........        672,068       561,698        503,066        458,734       393,838
  Depreciation and amortization........         15,836        12,510         10,137         15,739        14,539
  Impairment of assets.................         44,711            --             --             --            --
                                          ------------  ------------  -------------  -------------  ------------
     Income from operations............         99,151       149,203        139,092        132,779       119,060
  Other income (expense):
     Floorplan interest expense........        (25,349)      (21,571)       (20,187)       (28,674)      (38,219)
     Other interest expense, net.......        (19,299)      (15,191)       (10,578)       (14,555)      (16,157)
     Loss on redemption of senior
       subordinated notes..............         (6,381)           --         (1,173)            --            --
     Other income (expense), net.......           (170)          631            128           (128)        1,142
                                          ------------  ------------  -------------  -------------  ------------
     Income before income taxes........         47,952       113,072        107,282         89,422        65,826
  Provision for income taxes...........         20,171        36,946         40,217         33,980        25,014
                                          ------------  ------------  -------------  -------------  ------------
     Net income........................   $     27,781  $     76,126  $      67,065  $      55,442  $     40,812
                                          ============  ============  =============  =============  ============
  Earnings per share:
     Basic.............................   $       1.22  $       3.38  $        2.93  $        2.75  $       1.91
     Diluted...........................   $       1.18  $       3.26  $        2.80  $        2.59  $       1.88

  Weighted average shares outstanding:
     Basic.............................     22,807,922    22,523,825     22,874,918     20,137,661    21,377,902
     Diluted...........................     23,493,899    23,346,221     23,968,072     21,415,154    21,709,833

                                                                       DECEMBER 31,
                                          ----------------------------------------------------------------------
                                              2004          2003           2002           2001          2000
                                          ------------  ------------  -------------  -------------  ------------
                                                                      (in thousands)
BALANCE SHEET DATA:
  Working capital.......................  $    155,453  $    275,582  $      95,704  $     154,361  $     54,769
  Inventories, net......................       877,575       671,279        622,205        454,961       527,101
  Total assets..........................     1,947,220     1,502,445      1,437,590      1,052,823     1,097,721
  Floorplan notes payable...............       848,260       493,568        652,538        364,954       536,707
  Acquisition line......................        84,000            --             --             --        35,250
  Long-term debt, including current
     portion............................       157,801       231,088         82,847         95,584       104,817
  Stockholders' equity..................       567,174       518,109        443,417        392,243       247,416
  Long-term debt to capitalization(1)...            30%           31%            16%            20%           36%

(1) Includes long-term debt and acquisition line

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with Part I, including the matters set forth in the "Risk Factors" section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

OVERVIEW

      During 2004, as throughout our seven-year history, we grew our business primarily through acquisitions. We typically seek to acquire large, profitable, well-established and well-managed dealers that are leaders in their respective market areas. Over the past five years, we have acquired 69 dealership franchises with annual revenues of approximately $2.8 billion, disposed of 20 dealership franchises with annual revenues of approximately $267.2 million, and been granted nine new dealership franchises by the manufacturers. Each acquisition has been accounted for as a purchase and is included in our financial statements from the date of acquisition. In the following discussion and analysis, we report certain performance measures of our newly acquired dealerships separately from those of our existing dealerships.

      Our operating results reflect the combined performance of each of our inter-related business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, service and collision repair services. Each of these activities has historically been directly or indirectly impacted by a variety of supply / demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, and interest rates. For example, during periods of sustained economic downturn or significant supply / demand imbalances, certain of these factors may negatively impact new vehicle sales, as consumers tend to shift their purchases to used vehicles or less expensive new vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the impact on our overall business is mitigated due to our ability to offer other products and services, such as used vehicles and parts, service and collision repair services.

      For the years ended December 31, 2004, 2003 and 2002, we realized net income of $27.8 million, $76.1 million and $67.1 million, respectively, and diluted earnings per share of $1.18, $3.26 and $2.80, respectively. The following factors impacted our financial condition and results of operations in 2004, 2003 and 2002, and may cause our reported financial data not to be indicative of our future financial condition and operating results.

YEAR ENDED DECEMBER 31, 2004:

      - IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS: As a result of the further deterioration of our Atlanta platform's financial results, we concluded that the carrying amount of the reporting unit exceeded its fair value as of September 30, 2004. Accordingly, in the third quarter, we recorded a total pretax charge of $41.4 million, or $29.4 million on an after-tax basis or $1.25 per diluted share, related to the impairment of the carrying value of its goodwill and certain long-lived assets.

      - LOSS ON REDEMPTION OF SENIOR SUBORDINATED NOTES: In March 2004, we completed the redemption of all of our outstanding 10 7/8% senior subordinated notes and incurred a $6.4 million pretax charge, or $4.0 million on an after-tax basis or $0.17 per diluted share.

      - IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSET: During our annual assessment of the carrying value of our goodwill and indefinite-lived intangible assets in connection with our year-end financial statement preparation process, we determined that the carrying value of one of our dealership's intangible franchise rights was in excess of its fair market value. Accordingly, we recorded a pretax charge of $3.3 million, or $2.0 million on an after-tax basis or $0.08 per diluted share.

YEAR ENDED DECEMBER 31, 2003:

      - RESOLUTION OF TAX CONTINGENCIES: During 2003, we recognized a $5.4 million reduction, or $0.23 per diluted share, in our estimated tax liabilities as a result of the favorable resolution of tax contingencies at the conclusion of various state and federal tax audits.

YEAR ENDED DECEMBER 31, 2002:

      - LOSS ON REDEMPTION OF SENIOR SUBORDINATED NOTES: During 2002, we repurchased $11.6 million of our 10 7/8% senior subordinated notes and incurred a $1.2 million pretax charge, or $0.7 million on an after-tax basis or $0.03 per diluted share.

      These items, and other variances between the periods presented, are covered in the following discussion.

KEY PERFORMANCE INDICATORS

      The following table highlights certain of the key performance indicators we use to manage our business:

CONSOLIDATED STATISTICAL DATA

                                                                 FOR THE YEAR ENDED
                                                        ------------------------------------
                                                           2004          2003         2002
                                                        ----------   -----------   ---------
Unit Sales
          Retail Sales
             New Vehicle                                   117,971        99,971      95,005
             Used Vehicle                                   66,336        62,721      65,698
                                                        ----------   -----------   ---------
             Total Retail Sales                            184,307       162,692     160,703
          Wholesale Sales                                   49,372        43,616      39,754
                                                        ----------   -----------   ---------
          Total Vehicle Sales                              233,679       206,308     200,457

Gross Margin
          New Vehicle Retail Sales                             7.1%          7.3%        7.5%
          Used Vehicle Total Adjusted Retail Sales(1)         11.3%         11.3%       10.4%
          Parts and Service Sales                             54.8%         55.7%       56.0%

          Total Gross Margin                                  15.3%         16.0%       15.5%

SG&A(2) as a % of Gross Profit                                80.8%         77.6%       77.1%

Operating Margin                                               1.8%          3.3%        3.3%

Operating Margin Excluding Impairment                          2.6%          3.3%        3.3%

Pretax Margin                                                  0.9%          2.5%        2.5%

Pretax Margin Excluding Impairment                             1.7%          2.5%        2.5%

Finance and Insurance
          Revenues per Retail Unit Sold                 $      938   $     1,003   $     880

(1) We monitor a statistic we call "used vehicle total adjusted retail sales gross margin" which equals total used vehicle gross profit, which includes the total net loss from the wholesale sale of used vehicles, divided by retail used vehicle sales revenues. The profit or loss on wholesale used vehicle sales are included in this number, as these transactions facilitate retail used vehicle sales and management of inventory levels.

(2)   Selling, general and administrative expenses.

      Our 2004 retail unit sales increased, as compared to 2003, as a result of acquisitions, as same store new vehicle unit sales were relatively flat and same store retail unit sales of used vehicles decreased 4.5%.

      Over the past three years, our new vehicle gross margin has declined from 7.5% for the twelve months ended December 31, 2002, to 7.3% for 2003 and 7.1% for 2004. At the same time, however, our consolidated gross profit per retail unit sold has risen slightly from $1,996 per unit in 2002, to $2,001 per unit in 2003 and $2,007 per unit in 2004. During 2004, decreases in gross profit per retail unit sold in our same store results were offset by increases attributable to the impact of acquired luxury franchises. We believe our same store results were negatively impacted by rising retail prices, without a corresponding increase in gross profit, as a result of increased competition placing pressure on realized margins. We expect margin pressures to continue in 2005.

      Our used vehicle results are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. Over the last three years, we have seen a decline in same store retail sales of used vehicle units, partially offset by the benefit received from acquisitions. During this same time period, however, we have seen pricing begin to stabilize and our adjusted retail sales margin has increased from 10.4% in 2002 to 11.3% in 2003 and 2004.

      Our consolidated parts and service gross margin decreased to 54.8% in 2004, from 55.7% in 2003, as a result of an increase in contribution from our parts business in relation to our service business. Since our parts business has lower gross margins than our service business, this change in mix has caused our overall parts and service gross margin to decline.

      Our finance and insurance revenues decreased from $1,003 per retail unit sold in 2003 to $938 in 2004, reflecting a decline in penetration rates of finance and insurance products for new and used vehicle sales and the dilutive effect of acquisitions, as their finance and insurance revenues per retail unit sold were significantly below our average.

      Our selling, general and administrative expenses (SG&A) increased as a percentage of gross profit from 77.6% during 2003, to 80.8% in 2004. This increase resulted primarily from increases in same store, non-variable costs. Our same store variable costs, namely personnel-related items and advertising, decreased in approximately the same percentages as our gross profit. Acquisitions also had a negative effect on our overall average, as their SG&A levels were higher than our same store average.

      The combination of the above factors, together with the impairment charges recorded in 2004 and an increase in our floorplan and other net interest expense, caused a decline in our operating margin to 1.8%, from 3.3% in 2003, and in our pretax margin to 0.9%, from 2.5% in 2003. Our floorplan and other net interest expense increased primarily as a result of higher average borrowings due to acquisition activity and rising interest rates.

      While we believe that the new vehicle market will remain extremely competitive in 2005, we expect some improvement in the current oversupply of new vehicles and also believe that manufacturers will continue providing low-interest financing and other incentives in order to stimulate demand. These incentives will also likely continue to negatively impact the used vehicle market, as they serve to make new vehicles more affordable and, therefore, more desirable than used vehicles. Tightened credit standards by lenders serving the lower-tier and sub-prime markets may also continue to negatively affect the used vehicle market.

      A factor that will impact our financial performance in 2005 is the adoption of a new accounting standard. Specifically, in accordance with SFAS 123(R), "Share-Based Payment," which was issued by the Financial Accounting Standards Board in December 2004, we will begin recognizing compensation expense related to stock option and employee stock purchase plan grants in our statement of operations during the third quarter of 2005.

      We believe that our future success depends, among other things, on our ability to successfully acquire and integrate new dealerships, while at the same time achieving optimum performance from our diverse franchise mix, attracting and retaining high-caliber employees, and reinvesting as needed to maintain top-quality facilities. During 2005, we expect to spend approximately $68.9 million to construct new facilities and upgrade or expand existing facilities, although we expect to sell and lease back facilities accounting for approximately $15.7 million of these expenditures, resulting in net expenditures of $53.2 million. In addition, we expect to complete acquisitions of dealerships with approximately $300 million in expected aggregate annual revenues.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

      Our consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. The following is a discussion of our critical accounting policies and critical accounting estimates.

CRITICAL ACCOUNTING POLICIES

      We have identified below what we believe to be the most pervasive accounting policies that are of particular importance to the portrayal of our financial position, results of operations and cash flows. See Note 2 to our Consolidated Financial Statements for further discussion of all our significant accounting policies.

      INVENTORIES. We carry our new, used and demonstrator vehicle inventories, as well as our parts and accessories inventories, at the lower of cost or market in our consolidated balance sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation. Additionally, we receive interest assistance from some of our manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our balance sheets and as a reduction to cost of sales in our statements of operation as the vehicles are sold. As the market value of our inventory typically declines over time, we establish reserves based on our historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is subjectively determined based on the industry expertise of the responsible used vehicle manager. Our valuation risk is mitigated, somewhat, by how quickly we turn this inventory. At December 31, 2004, our used vehicle days' supply was 29 days.

      RETAIL FINANCE, INSURANCE AND VEHICLE SERVICE CONTRACT REVENUES RECOGNITION. We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, we receive fees from the sale of insurance and vehicle service contracts to customers.

      We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical charge back results and the termination provisions of the applicable contracts. While our charge back results vary depending on the type of contract sold, a 10% change in the historical charge back results used in determining our estimates of future amounts which might be charged back would have changed our reserve at December 31, 2004, by approximately $1.2 million.

CRITICAL ACCOUNTING ESTIMATES

      The preparation of our financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates.

      GOODWILL. Goodwill represents the excess of the purchase price of businesses acquired over the fair value, at the date of acquisition, of the net tangible and intangible assets acquired. In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations." Prior to our adoption of SFAS No. 141 on January 1, 2002, we recorded purchase prices in excess of the net tangible assets acquired as goodwill and did not separately record any intangible assets apart from goodwill as all were amortized over similar lives. During 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the treatment of goodwill to:

      - no longer permit the amortization of goodwill and indefinite-lived intangible assets;

      - require goodwill and intangible assets, of which franchise rights is our most significant, to be recorded separately; and

      - require, at least annually, an assessment for impairment of goodwill by reporting unit, which we currently define as each of our platforms, using a fair-value based, two-step test.

      We perform the annual impairment assessment at the end of each calendar year, or more frequently if events or circumstances at a reporting unit occur that would more likely than not reduce the fair value of the reporting unit below its carrying value.

      To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and our weighted average cost of capital. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions, and (3) reasonable performance expectations for our operations. If any one of the above assumptions changes, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the applicable platform(s), especially with respect to those platforms acquired prior to July 1, 2001.

      INTANGIBLE FRANCHISE RIGHTS. Our only significant identified intangible assets are rights under our franchise agreements with manufacturers. We expect these franchise agreements to continue for an indefinite period but, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period. Therefore, we do not amortize the carrying amount of our franchise rights. Franchise rights acquired in acquisitions prior to July 1, 2001, were not separately recorded, but were recorded and amortized as part of goodwill and remain a part of goodwill at December 31, 2004 and 2003 in the accompanying consolidated balance sheets. Like goodwill, and in accordance with SFAS No. 142, we test our franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment, using a fair-value method.

      To test the carrying value of each individual franchise right for impairment, we use a discounted cash flow based approach. Included in this analysis are assumptions, at a dealership level, regarding revenue growth rates, future gross margin estimates and future selling, general and administrative expense rates. Using our weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, we calculate the fair value of each dealership's franchise rights after considering estimated values for tangible assets, working capital and workforce. If any one of the above assumptions changes, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the intangible franchise right associated with the applicable dealership.

      SELF-INSURANCE PROPERTY AND CASUALTY INSURANCE RESERVES. We are self-insured for a portion of the claims related to our property and casualty insurance programs, requiring us to make estimates regarding expected claims to be incurred. These estimates, for the portion of claims not covered by insurance, are based primarily on our historical claims experience and projected inflation in claims costs in future periods. Changes in the frequency or severity of claims from historical levels could impact our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the historical loss history used in determining our estimate of future losses would have changed our reserve at December 31, 2004, by $1.8 million.

      Our current total exposure under our self-insured property and casualty plans totals approximately $40 million, before consideration of accruals we have recorded related to our loss projections. After consideration of these accruals, our remaining potential loss exposure under these plans totals approximately $23.9 million at December 31, 2004.

      FAIR VALUE OF ASSETS ACQUIRED AND LIABILITIES ASSUMED. We estimate the values of assets acquired and liabilities assumed in business combinations, which involves the use of various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining attributable to goodwill, if any.

RESULTS OF OPERATIONS

      The following tables present comparative financial and non-financial data of our "Same Store" locations, those locations acquired or disposed of ("Transactions") during the periods and the consolidated company for the twelve months ended December 31, 2004, 2003 and 2002. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which the dealership was owned by us and, in the case of dispositions, ending with the last month it was owned by us. Same Store results also include the activities of the corporate office. This presentation differs from prior years, in which Same Store amounts would have included only those dealerships owned during all of the months of both periods in the comparison, as well as the activities of the corporate office.

      For example, using our prior methodology, a dealership acquired in June 2004 would not show up in our full-year Same Store results until 2006 when comparing to 2005. This would be the earliest it would be owned by us for all of the months of both periods in the annual comparison. However, under our current methodology, the results from this dealership will now appear in our Same Store comparison beginning in 2005, for the period July 2005 through December 2005, when comparing to July 2004 through December 2004 results.

      We believe our current methodology will enable readers of our financial statements to assess the results of acquired operations on a more timely basis.

NEW VEHICLE RETAIL DATA
(dollars in thousands,
except per unit amounts)

                                     FOR THE YEAR ENDED                    FOR THE YEAR ENDED
                             ----------------------------------    -------------------------------------
                                 2004     % CHANGE      2003           2003      % CHANGE        2002
                             -----------  --------  -----------    -----------   --------    -----------
Retail Unit Sales
            Same Stores           99,862      0.6%       99,250         87,621       (6.4)%       93,645
            Transactions          18,109                    721         12,350                     1,360
                             -----------            -----------    -----------               -----------
                 Total           117,971     18.0%       99,971         99,971        5.2%        95,005

Retail Sales Revenues
            Same Stores      $ 2,783,249      2.4%  $ 2,717,746    $ 2,415,231       (2.5)%  $ 2,477,654
            Transactions         565,626                 21,569        324,084                    49,193
                             -----------            -----------    -----------               -----------
                 Total       $ 3,348,875     22.3%  $ 2,739,315    $ 2,739,315        8.4%   $ 2,526,847

Gross Profit
            Same Stores      $   195,745     (1.5)% $   198,745    $   176,681       (4.7)%  $   185,330
            Transactions          40,990                  1,251         23,315                     4,294
                             -----------            -----------    -----------               -----------
                 Total       $   236,735     18.4%  $   199,996    $   199,996        5.5%   $   189,624

Average Gross Profit
      per Retail Unit Sold
            Same Stores      $     1,960     (2.1)% $     2,002    $     2,016        1.9%   $     1,979
            Transactions     $     2,264            $     1,735    $     1,888               $     3,157
            Total            $     2,007      0.3%  $     2,001    $     2,001        0.3%   $     1,996

Gross Margin
            Same Stores              7.0%                   7.3%           7.3%                      7.5%
            Transactions             7.2%                   5.8%           7.2%                      8.7%
            Total                    7.1%                   7.3%           7.3%                      7.5%

Inventory Days Supply (1)
            Same Stores               72     (4.0)%          75             73       (5.2)%           77
            Transactions              64                                   103
            Total                     70     (6.7)%          75             75       (2.6)%           77

----------
(1) Inventory days supply equals units in inventory at the end of the period, divided by units sales for the month then ended, multiplied by 30 days.

      During 2004, as compared to 2003, our Same Store unit sales increased slightly as significant declines in sales of Ford and Mitsubishi units were offset by increases in sales of Toyota/Scion and Nissan models, in addition to slight variances between other brands. We believe these changes are consistent with industry trends for our brands and markets. Although Same Store unit sales increased in 2004 from 2003, our Same Store average gross profit per retail unit sold decreased, resulting in lower gross profit. We believe this decrease was largely due to high industrywide inventory levels and intense competition. Our total average gross profit per retail unit sold did benefit from the impact of luxury franchises acquired this year, which generally yield higher gross profit than domestic or import non-luxury franchises.

      During 2003, as compared to 2002, we experienced significant declines in Same Store sales of Ford, Mitsubishi and Toyota without any notable offsetting increases from other brands. These decreases, which we also believe to be consistent with industry trends for our brands and markets, were partially offset by an increase in our Same Store average gross profit per retail unit sold.

      Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. For us, this assistance has ranged from approximately 105% to 160% of our total floorplan interest expense over the past three years. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2004, 2003 and 2002, was $33.2 million, $27.4 million and $26.7 million, respectively.

      Finally, our days' supply of new vehicle inventory continues to decrease, from 77 days' supply at December 31, 2002, to 75 days' supply at December 31, 2003, and 70 days' supply at December 31, 2004, as we work towards our target level of 60 days' supply. Our 70 days' supply at December 31, 2004, was heavily weighted toward our domestic inventory, which stood at 104 days' supply, versus our import brands in which we had a 50 days' supply.

USED VEHICLE RETAIL DATA
(dollars in thousands,
except per unit amounts)

                                FOR THE YEAR ENDED                FOR THE YEAR ENDED
                           -----------------------------    ---------------------------------
                             2004     % CHANGE   2003         2003      % CHANGE      2002
                           ---------  -------- ---------    ---------   --------    ---------
Retail Unit Sales
        Same Stores           59,358   (4.5)%     62,177       56,546    (12.7)%       64,737
        Transactions           6,978                 544        6,175                     961
                           ---------           ---------    ---------               ---------
            Total             66,336    5.8%      62,721       62,721     (4.5)%       65,698

Retail Sales Revenues
        Same Stores        $ 870,301   (0.7)%  $ 876,864    $ 798,583    (11.6)%    $ 903,672
        Transactions         118,496               7,955       86,236                  17,687
                           ---------           ---------    ---------               ---------
            Total          $ 988,797   11.8%   $ 884,819    $ 884,819     (4.0)%    $ 921,359

Gross Profit
        Same Stores        $ 106,601    0.8%   $ 105,783    $  97,197     (4.9)%    $ 102,236
        Transactions          13,845                 770        9,356                   1,738
                           ---------           ---------    ---------               ---------
            Total          $ 120,446   13.0%   $ 106,553    $ 106,553      2.5%     $ 103,974

Average Gross Profit
    per Retail Unit Sold
        Same Stores        $   1,796    5.6%   $   1,701    $   1,719      8.9%     $   1,579
        Transactions       $   1,984           $   1,415    $   1,515               $   1,809
        Total              $   1,816    6.9%   $   1,699    $   1,699      7.3%     $   1,583

Gross Margin
        Same Stores             12.2%               12.1%        12.2%                   11.3%
        Transactions            11.7%                9.7%        10.8%                    9.8%
        Total                   12.2%               12.0%        12.0%                   11.3%

USED VEHICLE WHOLESALE DATA
(dollars in thousands,
except per unit amounts)

                                  FOR THE YEAR ENDED                FOR THE YEAR ENDED
                             -----------------------------    ------------------------------
                               2004     % CHANGE    2003         2003    % CHANGE     2002
                             ---------  -------- ---------    ---------  --------- ---------
Wholesale Unit Sales
        Same Stores             43,276    (0.2)%    43,362       39,003     0.0%      38,996
        Transactions             6,096                 254        4,613                  758
                             ---------           ---------    ---------            ---------
            Total               49,372    13.2%     43,616       43,616     9.7%      39,754

Wholesale Sales Revenues
        Same Stores          $ 310,202    17.9%  $ 263,055    $ 237,948    10.3%   $ 215,637
        Transactions            49,045               2,132       27,239                6,892
                             ---------           ---------    ---------            ---------
            Total            $ 359,247    35.5%  $ 265,187    $ 265,187    19.2%   $ 222,529

Net Loss
        Same Stores          $  (7,740)  (27.2)% $  (6,083)   $  (5,434)   27.2%   $  (7,469)
        Transactions              (526)                (58)        (707)                (426)
                             ---------           ---------    ---------            ---------
            Total            $  (8,266)  (34.6)% $  (6,141)   $  (6,141)   22.2%   $  (7,895)

Average Wholesale Loss per
    Wholesale Unit Sold
        Same Stores          $    (179)  (27.9)% $    (140)   $    (139)   27.6%   $    (192)
        Transactions         $     (86)          $    (228)   $    (153)           $    (562)
        Total                $    (167)  (18.4)% $    (141)   $    (141)   29.1%   $    (199)

Gross Margin
        Same Stores               (2.5)%              (2.3)%       (2.3)%               (3.5)%
        Transactions              (1.1)%              (2.7)%       (2.6)%               (6.2)%
        Total                     (2.3)%              (2.3)%       (2.3)%               (3.5)%

TOTAL USED VEHICLE DATA
(dollars in thousands,
except per unit amounts)

                                                FOR THE YEAR ENDED                   FOR THE YEAR ENDED
                                        ----------------------------------    -----------------------------------
                                            2004     % CHANGE     2003           2003      % CHANGE      2002
                                        -----------  --------  -----------    -----------  --------   -----------
Used Vehicle Unit Sales
        Same Stores                         102,634    (2.8)%      105,539         95,549    (7.9)%       103,733
        Transactions                         13,074                    798         10,788                   1,719
                                        -----------            -----------    -----------             -----------
            Total                           115,708     8.8%       106,337        106,337     0.8%        105,452

Sales Revenues
        Same Stores                     $ 1,180,503     3.6%   $ 1,139,919    $ 1,036,531    (7.4)%   $ 1,119,309
        Transactions                        167,541                 10,087        113,475                  24,579
                                        -----------            -----------    -----------             -----------
            Total                       $ 1,348,044    17.2%   $ 1,150,006    $ 1,150,006     0.5%    $ 1,143,888

Gross Profit
        Same Stores                     $    98,861    (0.8)%  $    99,700    $    91,763    (3.2)%   $    94,767
        Transactions                         13,319                    712          8,649                   1,312
                                        -----------            -----------    -----------             -----------
            Total                       $   112,180    11.7%   $   100,412    $   100,412     4.5%    $    96,079

Gross Margin
        Same Stores                             8.4%                   8.7%           8.9%                    8.5%
        Transactions                            7.9%                   7.1%           7.6%                    5.3%
        Total                                   8.3%                   8.7%           8.7%                    8.4%

Average Gross Profit per
    Used Vehicle Unit Sold
        Same Stores                     $       963     1.9%   $       945    $       960     5.0%    $       914
        Transactions                    $     1,019            $       892    $       802             $       763
        Total                           $       970     2.8%   $       944    $       944     3.6%    $       911

Inventory Days Supply (1)
        Same Stores                              29    (6.5)%           31             31    (3.1)%            32
        Transactions                             32                                    34
        Total                                    29    (6.5)%           31             31    (3.1)%            32

Adjusted Retail Gross Margin (2)
        Same Stores                            11.4%                  11.4%          11.5%                   10.5%
        Transactions                           11.2%                   9.0%          10.0%                    7.4%
        Total                                  11.3%                  11.3%          11.3%                   10.4%

Average Adjusted Gross Profit
    per Retail Unit Sold (3)
        Same Stores                     $     1,666     3.9%   $     1,603    $     1,623    10.9%    $     1,464
        Transactions                    $     1,909            $     1,309    $     1,401             $     1,365
        Total                           $     1,691     5.6%   $     1,601    $     1,601     9.5%    $     1,462

----------
(1) Inventory days supply equals units in inventory at the end of the period, divided by units sales for the month then ended, multiplied by 30 days.

(2) Adjusted retail gross margin equals total gross profit, which includes net wholesale loss, divided by retail sales revenues. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.

(3) Average adjusted gross profit per retail unit sold equals total used vehicle gross profit, which includes net wholesale loss, divided by retail unit sales. The profit or loss on wholesale sales are included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.

      At times, including during 2004 and 2003, manufacturer incentives such as significant rebates and below-market retail financing rates on new vehicles, have resulted in a reduction of the price difference to the customer between a late model used vehicle and a new vehicle, thus driving more customers to new vehicles.

      Over the last three years, we have experienced declines in our Same Store used vehicle sales volume. The impact of these declines in volume was partially offset by increases in both the average gross profit from retail sales of used vehicles as well as overall increases in total gross profit per retail unit sold (including the impact on total used vehicle gross profit from the losses incurred on wholesale vehicle transactions).

      For the twelve months ended December 31, 2004, compared to 2003, our Same Store locations sold 4.5% fewer retail used vehicles, but realized 5.6% higher average gross profit per retail unit sold. We believe that our decline in retail unit sales volume is consistent with overall results for used vehicles in the markets we operate. The increase in our average gross profit per retail unit sold was the result of an increase in our gross profit from both the sale of used cars and trucks and an increase in the number of used trucks sold in proportion to used cars. Our average gross profit from the sale of used trucks is generally higher than our average gross profit from the sale of used cars. Although we had a $95.00 increase in our Same Store average gross profit per retail unit sold, we also had an increase of $39.00 in average wholesale loss per wholesale unit sold, which when taken together resulted in a slight increase of $18.00 in our Same Store average gross profit per used vehicle sold.

      The dealerships we acquired during 2004, although yielding a lower used vehicle retail gross margin than our Same Stores, realized a higher average gross profit per retail vehicle sold than our Same Stores. We believe both of these factors result from the impact of luxury dealerships acquired, whose used vehicle businesses typically have higher retail sales prices and higher gross profit per unit. These dealerships also realized a lower average loss per vehicle sold in the wholesale market bringing our total gross margin from acquired dealerships to a point comparable to our existing stores.

      For the twelve months ended December 31, 2003, compared to 2002, our Same Store locations sold 12.7% fewer retail used vehicles, but realized an 8.9% higher average gross profit per retail unit sold. We believe our decline in used vehicle unit sales between 2003 and 2002 was also consistent with the overall results for used vehicles in the markets we operated during that time period. The increase in our average gross profit between these periods was also the result of an increase in our gross profit from the sale of used cars and trucks and an increase in the number of used trucks sold in proportion to used cars. In addition to the $140.00 increase in our Same Store average gross profit per retail unit sold, we also saw a decrease of $53.00 in average wholesale loss per wholesale unit sold, which when taken together resulted in an increase of $46.00 in our Same Store average gross profit per used vehicle sold. In addition, as a result of continued weakness in the used vehicle market at December 31, 2002, we had reserved approximately $6.6 million for estimated used vehicle losses to be incurred during 2003. This reserve was applied against losses incurred retailing and wholesaling used vehicles during 2003. Based on a detailed review of our used vehicle inventory at December 31, 2003, subsequent sales of this inventory and economic trends indicating an improved used vehicle market, we determined that a $1.1 million reserve at December 31, 2003, was the appropriate used vehicle reserve and it was not necessary to charge used vehicle cost of sales to establish the used vehicle reserve at the same level as at December 31, 2002.

      Finally, our days' supply of used vehicle inventory has continued to decrease, from 32 days' supply at December 31, 2002, to 31 days' supply at December 31, 2003, and 29 days' supply at December 31, 2004, as we target 30 days' supply.

PARTS AND SERVICE DATA
(dollars in thousands)

                                         FOR THE YEAR ENDED                FOR THE YEAR ENDED
                                   -------------------------------    ------------------------------
                                     2004     % CHANGE     2003         2003     % CHANGE    2002
                                   ---------  --------   ---------    ---------  --------  ---------
Parts and Service Revenues
        Same Stores                $ 477,558     3.2%    $ 462,579    $ 419,747     6.6%   $ 393,775
        Transactions                  87,655                 3,410       46,242                8,394
                                   ---------             ---------    ---------            ---------
            Total                  $ 565,213    21.3%    $ 465,989    $ 465,989    15.9%   $ 402,169

Parts and Service Gross Profit
        Same Stores                $ 262,211     1.6%    $ 258,006    $ 233,495     5.7%   $ 220,869
        Transactions                  47,739                 1,747       26,258                4,263
                                   ---------             ---------    ---------            ---------
            Total                  $ 309,950    19.3%    $ 259,753    $ 259,753    15.4%   $ 225,132

Gross Margin
        Same Stores                     54.9%                 55.8%        55.6%                56.1%
        Transactions                    54.5%                 51.2%        56.8%                50.8%
        Total                           54.8%                 55.7%        55.7%                56.0%

      Our consolidated parts and service gross margin decreased to 54.8% in 2004, from 55.7% in 2003 and 56.0% in 2002, as a result of an increase in contribution from the lower margin parts and collision service businesses in relation to our higher margin customer pay and warranty service business, as well as a slight decline attributable to the impact from acquisitions and recently opened operations.

      Our Same Store parts and service revenues have increased, primarily, as a result of our expanding wholesale parts business. This business has increased from 18.8% of our Same Store parts and service sales in 2002, to 23% of our sales in 2003 and 24.3% in 2004. Although this business has contributed to a large part of our overall parts and service revenue growth, our margins in this line of business are significantly lower than those in our retail parts and service operations.

FINANCE AND INSURANCE DATA
(dollars in thousands,
except per unit amounts)

                                       FOR THE YEAR ENDED                 FOR THE YEAR ENDED
                                 -------------------------------    ------------------------------
                                   2004     % CHANGE     2003         2003     % CHANGE     2002
                                 ---------  --------   ---------    ---------  --------  ---------
Retail New and Used
    Unit Sales
        Same Stores                159,220    (1.4)%     161,427      144,167    (9.0)%    158,382
        Transactions                25,087                 1,265       18,525                2,321
                                 ---------             ---------    ---------            ---------
            Total                  184,307    13.3%      162,692      162,692     1.2%     160,703

Retail Finance Fees
        Same Stores              $  60,053    (4.3)%   $  62,738    $  56,179    (3.0)%  $  57,916
        Transactions                 8,484                   472        7,031                  953
                                 ---------             ---------    ---------            ---------
            Total                $  68,537     8.4%    $  63,210    $  63,210     7.4%   $  58,869

Vehicle Service Contract Fees
        Same Stores              $  58,827    (3.7)%   $  61,064    $  54,498     5.1%   $  51,842
        Transactions                 6,911                   251        6,817                  504
                                 ---------             ---------    ---------            ---------
            Total                $  65,738     7.2%    $  61,315    $  61,315    17.1%   $  52,346

Insurance and Other
        Same Stores              $  35,006    (9.1)%   $  38,526    $  32,849     9.5%   $  30,003
        Transactions                 3,620                   199        5,876                  242
                                 ---------             ---------    ---------            ---------
            Total                $  38,626    (0.3)%   $  38,725    $  38,725    28.0%   $  30,245

Total
        Same Stores              $ 153,886    (5.2)%   $ 162,328    $ 143,526     2.7%   $ 139,761
        Transactions                19,015                   922       19,724                1,699
                                 ---------             ---------    ---------            ---------
            Total                $ 172,901     5.9%    $ 163,250    $ 163,250    15.4%   $ 141,460
                                 =========             =========    =========            =========
Finance and Insurance
    Revenues per Unit Sold
        Same Stores              $     966    (4.0)%   $   1,006    $     996    12.9%   $     882
        Transactions             $     758             $     729    $   1,065            $     732
        Total                    $     938    (6.5)%   $   1,003    $   1,003    14.0%   $     880

      Our finance and insurance revenues per retail unit sold decreased 6.5% in 2004, as compared to 2003, as a result of lower Same Store penetration of products on both new and used vehicles and the impact from current year acquisitions, which generally had lower penetration of finance and insurance products on sales of new and used vehicles than our existing stores. Our finance and insurance revenues per retail unit increased 14% in 2003, as compared to 2002, as a result of increases in vehicle service contracts and other finance and insurance revenues, discussed in more detail below.

      Our 2004 Same Store retail finance fees decreased 4.3%, as compared to 2003, due to a 1.4% decrease in unit sales and a 2.5% decline in penetration on total unit sales. This decline in penetration was primarily attributable to a decrease in penetration on unit sales of used vehicles as a result of an overall challenging credit market for these vehicles. Our 2003 Same Store retail finance fees decreased 3.0%, when compared to 2002, primarily due to our decrease in unit sales.

      Our 2004 Same Store vehicle service contract fees decreased 3.7%, as compared to 2003, primarily as a result of the decrease in used vehicles sold, as well as a decline in the amount of previously deferred revenue recognized on contracts sold in prior years. The 5.1% increase in Same Store vehicle service contract fees during 2003, as compared to 2002, was primarily a result of the increase in deferred revenue recognized on contracts sold in prior years partially offset by a decrease in Same Store insurance revenues attributable to the decline in retail unit sales. This increase was partially offset by the impact of the decline in retail unit sales.

      The decline in our Same Store other finance and insurance revenues from $38.5 million in 2003, to $35.0 million in 2004, was primarily the result of higher chargebacks and a reduction of revenue from ancillary service products. The increase in our Same Store other finance and insurance revenues from $30.0 million in 2002, to $32.8 million in 2003, was primarily attributable to certain products sold in two of our platforms in prior years, partially offset by a decrease in Same Store insurance revenues attributable to the decline in retail unit sales. In December 2002, we increased our revenue and cost deferrals related to these products to properly reflect our future obligations not previously accounted for, thereby reducing our net revenues for the period by $4.3 million.

      We have not sold a significant number of contracts requiring revenue and cost deferral since 2002, thus, we expect the majority of the remaining deferred revenues, and associated deferred costs, to be recognized over the next three years.

SELLING, GENERAL AND ADMINISTRATIVE DATA
(dollars in thousands)

                                  FOR THE YEAR ENDED                   FOR THE YEAR ENDED
                            -------------------------------     --------------------------------
                               2004    % CHANGE     2003          2003      % CHANGE     2002
                            ---------  --------   ---------     ---------   --------   ---------
Personnel
        Same Stores         $ 339,625    (0.4)%   $ 340,843     $ 305,922     (0.8)%   $ 308,495
        Transactions           59,089                 2,220        37,141                  5,103
                            ---------             ---------     ---------              ---------
            Total           $ 398,714    16.2%    $ 343,063     $ 343,063      9.4%    $ 313,598

Advertising
        Same Stores         $  57,582    (4.1)%   $  60,046     $  52,388      8.4%    $  48,350
        Transactions            9,990                   489         8,147                  1,245
                            ---------             ---------     ---------              ---------
            Total           $  67,572    11.6%    $  60,535     $  60,535     22.1%    $  49,595

Rent and Facility Costs
        Same Stores         $  67,523     4.9%    $  64,380     $  56,798      4.2%    $  54,490
        Transactions           12,598                   439         8,021                  1,141
                            ---------             ---------     ---------              ---------
            Total           $  80,121    23.6%    $  64,819     $  64,819     16.5%    $  55,631

Other SG&A
        Same Stores         $ 108,480    17.5%    $  92,320     $  82,767      0.7%    $  82,196
        Transactions           17,181                   961        10,514                  2,046
                            ---------             ---------     ---------              ---------
            Total           $ 125,661    34.7%    $  93,281     $  93,281     10.7%    $  84,242

Total SG&A
        Same Stores         $ 573,210     2.8%    $ 557,589     $ 497,875      0.9%    $ 493,531
        Transactions           98,858                 4,109        63,823                  9,535
                            ---------             ---------     ---------              ---------
            Total           $ 672,068    19.6%    $ 561,698     $ 561,698     11.7%    $ 503,066
                            =========             =========     =========              =========
Total Gross Profit
        Same Stores         $ 710,704    (1.1)%   $ 718,779     $ 645,466      0.7%    $ 640,727
        Transactions          121,062                 4,632        77,945                 11,568
                            ---------             ---------     ---------              ---------
            Total           $ 831,766    15.0%    $ 723,411     $ 723,411     10.9%    $ 652,295
                            =========             =========     =========              =========

SG&A as % of Gross Profit
        Same Stores              80.7%                 77.6%         77.1%                  77.0%
        Transactions             81.7%                 88.7%         81.9%                  82.4%
        Total                    80.8%                 77.6%         77.6%                  77.1%

      Our selling, general and administrative expenses consist primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that our personnel and advertising expenses are variable and can be adjusted in response to changing business conditions. In such a case, however, it may take us several months to adjust our cost structure, or we may elect not to fully adjust a variable component, such as advertising expenses.

      The decreases in Same Store personnel related costs from 2002 to 2003, and also from 2003 to 2004, are consistent with the changes noted in Same Store gross profit, as our commissioned salespeople and platform management compensation is closely tied to dealership gross profit.

      Advertising expense is managed locally and will vary period to period based upon current trends, market factors and other circumstances in each individual market.

      The 4.9% increase in Same Store rent and facility costs when comparing 2004 to 2003 is primarily due to rent increases associated with new facilities and scheduled rent increases, tied to changes in the consumer price or similar index, on existing facilities. The 4.2% increase in Same Store rent and facility costs when comparing 2003 to 2002 was primarily due to increased utilities and real estate taxes.

      Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. During 2004, as compared to 2003, our Same Store items increased $16.2 million primarily as a result of the following:

      - We incurred $3.5 million of higher losses from our property and casualty retained risk program, primarily from two significant events: (1) a hailstorm that damaged or destroyed more than 1,000 vehicles, or about 95% of the inventory, at our Amarillo, Texas, dealerships during the second quarter of 2004, and (2) the damage sustained at our Florida dealerships from hurricanes during the third quarter of 2004;

      - We had a $2.9 million increase in professional fees, primarily related to the assessment and testing of our internal control environment in accordance with Section 404 of the Sarbanes-Oxley Act;

      - During 2003, as a result of favorable collection activity on a portfolio of customer loans we guaranteed in prior years, we realized a $2.9 million benefit related to the reduction of a previously established required guarantee liability. During 2004, we further reduced this guarantee liability by $0.3 million;

      - We had a $1.8 million increase in vehicle delivery expenses, primarily due to higher fuel costs; and

      - We accrued an estimated $1.5 million for our expected settlement costs based on the progression of settlement discussions in the class action lawsuit regarding vehicle inventory tax charges to which we are a party in Texas.

The remainder is attributable to numerous less significant items which in total increased by approximately $3.9 million on a net basis, or an increase of 4.2% as compared to Same Store other SG&A for 2003. This increase is, on a percentage basis, approximately the same as our other less variable rent and facility costs.

DEPRECIATION AND AMORTIZATION DATA
(dollars in thousands)

                     FOR THE YEAR ENDED              FOR THE YEAR ENDED
                ----------------------------    ----------------------------
                  2004    % CHANGE    2003        2003    % CHANGE    2002
                --------  --------  --------    --------  --------  --------
Same Stores     $ 13,987    12.4%   $ 12,441    $ 11,601    17.5%   $  9,876
Transactions       1,849                  69         909                 261
                --------            --------    --------            --------
    Total       $ 15,836    26.6%   $ 12,510    $ 12,510    23.3%   $ 10,137
                ========            ========    ========            ========

      Our Same Store depreciation and amortization expense increased between each period presented primarily as a result of a number of facility additions, including service bay expansions, facility upgrades and manufacturer required image renovations.

IMPAIRMENT OF ASSETS

      In accordance with SFAS No. 142, we assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. We also assess, when events or circumstances indicate that an impairment may have occurred, the carrying value of our other long-lived assets, primarily our property and equipment, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on the organization and management of our business, we have determined that each of our platforms currently qualify as reporting units for the purpose of assessing goodwill for impairment. However, we are required to evaluate the carrying value of our indefinite-lived intangible franchise rights at a dealership level.

      During October 2004, in connection with the preparation and review of our third-quarter interim financial statements, we determined that recent events and circumstances at our Atlanta platform, including further deterioration of the platform's financial results and recent changes in platform management, indicated that an impairment of goodwill may have occurred in the three months ended September 30, 2004. As a result, we performed an interim impairment assessment of the Atlanta platform's goodwill in accordance with SFAS No. 142. After analyzing the long-term potential of the Atlanta market and the expected pretax income of its dealership franchises in Atlanta, we estimated the fair value of the reporting unit as of September 30, 2004. As a result of the required comparison, we determined that the carrying amount of the reporting unit exceeded its fair value as of September 30, 2004, and recorded a pretax goodwill impairment charge of $40.3 million.

      In accordance with SFAS No. 144, we review long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. As a result of the factors noted above, we evaluated the long-lived assets of the dealerships within our Atlanta platform for impairment under the provisions of SFAS No. 144 and recorded a pretax impairment charge for certain leasehold improvements of $1.1 million at September 30, 2004.

      During our annual assessment of the carrying value of our goodwill and indefinite-lived intangible assets as part of our year-end financial statement preparation process, we determined that the carrying value of one of our dealership's intangible franchise rights was in excess of its fair market value and recorded a pretax impairment charge of $3.3 million at December 31, 2004.

FLOORPLAN INTEREST EXPENSE
(dollars in thousands)

                          FOR THE YEAR ENDED                       FOR THE YEAR ENDED
                          ------------------                       ------------------
                      2004     % CHANGE       2003           2003       % CHANGE          2002
                    --------   --------   ------------   -----------   ----------     -----------

Same Stores         $ 21,832        2.0%  $     21,414   $    19,503         (1.5)%   $    19,799
Transactions           3,517                       157         2,068                          388
                    --------              ------------   -----------                  -----------
   Total            $ 25,349       17.5%  $     21,571   $    21,571          6.9%    $    20,187
                    ========              ============   ===========                  ===========

      Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense increased during the twelve months ended December 31, 2004, compared to 2003, as a result of an approximate $58.6 million increase in weighted average borrowings outstanding between the periods and an approximate 15 basis point increase in weighted average interest rates. The increase in weighted average borrowings was primarily a result of the use of the proceeds from our 8-1/4% senior subordinated notes offering in August 2003 to temporarily pay down our floorplan notes payable. These funds were partially redrawn in March 2004 to fund the redemption of our 10 7/8% senior subordinated notes and in June 2004 to fund our acquisition of the Peterson Automotive Group.

      Our Same Store floorplan interest expense decreased during the twelve months ended December 31, 2003, compared to 2002, as a result of an approximate 22 basis point decrease in weighted average interest rates, partially offset by the impact of an approximate $27.9 million increase in weighted average borrowings outstanding between the periods. The increase in weighted average borrowings between 2003 and 2002 resulted primarily from an increase in our Same Store average new vehicle inventory supply to 79 days during 2003 from 66 days during 2002.

      Also impacting Same Store floorplan expense between each of the periods were changes attributable to our outstanding interest rate swaps. During 2002, we had two interest rate swaps outstanding the entire year, each with notional amounts of $100.0 million and converting 30-day LIBOR to a fixed rate. One of the swaps expired in July 2003 (and therefore was outstanding for only seven months of 2003) and the second expired in October 2004 (and therefore was outstanding for only 10 months of 2004). As a result of their staggered expiration dates, and the impact on the expense attributable to the swaps resulting from changes in interest rates, our swap expense decreased from $4.6 million for the twelve months ended December 31, 2002, to $4.3 million and $2.1 million for the twelve months ended December 31, 2003 and 2004, respectively.

OTHER INTEREST EXPENSE, NET

      Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, increased $4.1 million, or 27.0%, to $19.3 million for the year ended December 31, 2004, from $15.2 million for the year ended December 31, 2003. This increase was due to an approximate $78.3 million increase in weighted average borrowings outstanding between the periods, partially offset by an approximate 183 basis point decrease in weighted average interest rates. During 2004, our average debt outstanding increased, as compared to the average for the twelve months ended December 31, 2003, as a result of borrowings under our acquisition line in 2004 and the issuance, in August 2003, of $150.0 million of 8-1/4% senior subordinated notes.

      For the twelve months ended December 31, 2003, compared to 2002, other net interest expense increased $4.6 million, or 43.4%, to $15.2 million for the year ended December 31, 2003, from $10.6 million for the year ended December 31, 2002. This increase was due to an approximate $54.1 million increase in weighted average borrowings outstanding between the periods, partially offset by an approximate 116 basis point decrease in weighted average interest rates. The increase in weighted average debt outstanding was attributable to the August 2003 issuance of our 8-1/4% senior subordinated notes

LOSS ON REDEMPTION OF SENIOR SUBORDINATED NOTES

      On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. We incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred cost.

      During 2002, we realized a $1.2 million loss on the repurchase and retirement of a portion of our 10 7/8% senior subordinated notes.

PROVISION FOR INCOME TAXES

      Our provision for income taxes decreased $16.7 million to $20.2 million for the year ended December 31, 2004, from $36.9 million for the year ended December 31, 2003. For the twelve months ended December 31, 2004, our effective tax rate increased to 42.1%, from 32.7% for the year ended December 31, 2003. Our 2004 effective tax rate was negatively impacted as a result of the non-deductibility for tax purposes of certain portions of the goodwill impairment charge we recorded in September 2004 related to our Atlanta platform, and was positively impacted by adjustments to reconcile differences between the tax and book basis of our assets. Excluding these items, our 2004 effective tax would have been approximately 37.3%. Our 2003 effective tax rate benefited from a $5.4 million reduction in our estimated tax liabilities as a result of the favorable resolution of tax contingencies during 2003 when various state and federal tax audits were concluded, providing certainty and resolution on various formation, financing, acquisition and structural matters. In addition, various other tax exposures of acquired companies had been favorably resolved. Excluding this benefit, our 2003 effective tax rate would have been 37.5%.

      Our 2003 provision for income taxes decreased $3.3 million to $36.9 million from $40.2 million for the year ended December 31, 2002. This decrease was due to the aforementioned $5.4 million reduction in our estimated tax liabilities as a result of the favorable resolution of certain tax contingencies, partially offset by higher taxable income. The impact of the change in our reserve was to reduce our effective tax rate for 2003 to 32.7%, as compared to 37.5% for 2002.

      We expect our effective tax rate in 2005 to be approximately 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

      Our liquidity and capital resources are primarily derived from cash on hand, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based on current facts and circumstances, including our recently obtained additional commitments under our revolving credit agreement discussed below, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for 2005. If our capital expenditures or acquisition plans for 2005 change, we may need to access the private or public capital markets to obtain additional funding.

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

      CASH ON HAND. As of December 31, 2004, our total cash on hand was $37.8 million.

      CASH FLOWS. The following table sets forth selected historical information from our statement of cash flows:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                            2004           2003             2002
                                                         ---------    --------------     ----------
                                                                      (in thousands)
Net cash provided by operating activities                $  82,341    $       88,171     $   79,256
Net cash used in investing activities                     (250,389)          (54,165)      (123,756)
Net cash provided by (used in) financing activities        179,315           (32,608)        52,724
                                                         ---------    --------------     ----------
   Net increase in cash and cash equivalents             $  11,267    $        1,398     $    8,224
                                                         =========    ==============     ==========

      Operating activities. Net income, after adding back depreciation, amortization and other non-cash charges, is generally a good indicator of our operating cash flow as revenues are converted into cash in a very short time frame, typically less than two weeks, and we have very few deferred expenses.

      For the year ended December 31, 2004, we generated $82.3 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges, including the $44.7 million of asset impairments, and adding back the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes in March 2004.

      For the years ended December 31, 2003, and 2002, we generated $88.2 million and $79.3 million, respectively, of cash flow from operations, primarily driven by net income, after adding back depreciation and amortization.

      Investing activities. During 2004, we used approximately $250.4 million in investing activities, of which $221.7 million was for acquisitions, net of cash received, and $47.4 million was for purchases of property and equipment. Approximately $22.3 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. We also received approximately $12.3 million in proceeds from sales of property and equipment, primarily of dealership facilities which we then leased back.

      During 2003, the $54.2 million of cash used for investing activities included $35.4 million of cash used in acquisitions, net of cash received, and $34.6 million for purchases of property and equipment. Approximately $22.9 million of the property and equipment purchases were for the purchase of land and construction of new or expanded facilities. Offsetting these uses was $11.6 million received from sales of property and equipment, including dealership facilities which we then leased back, and $7.4 million received from the sale of one dealership franchise during 2003.

      During 2002, the $123.8 million of cash used for investing activities included $81.4 million of cash used in acquisitions, net of cash received, and $43.5 million for purchases of property and equipment. Approximately $32.4 million of the property and equipment purchases were for the purchase of land and construction of new or expanded facilities. Offsetting these uses was $7.4 million received from the sales of three dealership franchises during 2002.

      Financing activities. We obtained approximately $179.3 million from financing activities during 2004, primarily from borrowings under our revolving credit facility. The proceeds from these borrowings were primarily used to fund acquisitions and complete the redemption of all of our 10 7/8% senior subordinated notes in March 2004. Additionally, we spent $7.0 million repurchasing our common stock.

      We used approximately $32.6 million in financing activities during 2003, primarily for payments on our credit facility, using the proceeds from our issuance of 8-1/4% senior subordinated notes in August 2003 and cash flow from operations. We spent an additional $14.4 million repurchasing our common stock.

      During 2002, we obtained approximately $52.7 million from financing activities, primarily from borrowings under our credit facility. Additionally, we spent $11.6 million repurchasing a portion of our senior subordinated notes and $23.8 million for repurchases of common stock.

      WORKING CAPITAL. At December 31, 2004, we had working capital of $155.5 million, approximating the amount we believe is necessary to operate our existing business.

      Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay off terms, are limited to 55% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

      CREDIT FACILITIES. Our various credit facilities are used to finance the purchase of inventory, provide acquisition funding and provide working capital for general corporate purposes. Our two facilities currently provide us with a total of $1.2 billion of borrowing capacity.

      Revolving Credit Facility. This facility matures in June 2006 and now provides a total of $937.0 million of financing, after we exercised our option to expand the facility by $162.0 million in July 2004. We can further expand the facility to its maximum commitment of $1.0 billion, subject to participating lender approval. This facility consists of two tranches: $769.2 million for floorplan financing, which we refer to as the floorplan tranche, and $162.8 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the acquisition line. The acquisition line bears interest at LIBOR plus a margin that ranges from 175 to 325 basis points, depending on our leverage ratio. The floorplan tranche bears interest at rates equal to LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory.

      Our revolving credit facility contains various covenants including financial ratios, such as fixed-charge coverage and interest coverage, and a minimum net worth requirement, among others, as well as additional maintenance requirements.

      Our group of lenders is comprised of 13 major financial institutions, including two manufacturer captive finance companies. As of February 28, 2005, $65.8 million was available, after deducting $8.0 million for outstanding letters of credit, to be drawn under the acquisition line, and $158.5 million was available to be drawn under the floorplan tranche for inventory purchases.

      Ford Motor Credit Facility. We have a separate floorplan financing arrangement with Ford Motor Credit Company, which we refer to as the FMCC facility, to provide financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The FMCC facility, which matures on June 2, 2006, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. As of February 28, 2005, $85.0 million was available for inventory purchases. We expect the net cost of our borrowings under the FMCC facility, after all incentives, to be slightly higher than the cost of borrowing under the floorplan tranche of our revolving credit facility.

      The following table summarizes the current position of our credit facilities as of December 31, 2004:

                               TOTAL
     CREDIT FACILITY        COMMITMENT    OUTSTANDING   AVAILABLE
-------------------------   ----------   ------------   ---------
                                        (in thousands)
Floorplan Tranche           $  769,247   $    632,593   $ 136,654
Acquisition Line (1)(2)        162,753         90,519   $  72,234
                            ----------   ------------   ---------
      Total Revolving
        Credit Facility        932,000        723,112     208,888

FMCC Facility                  300,000        195,498   $ 104,502
                            ----------   ------------   ---------
Total Credit Facilities     $1,232,000   $    918,610     313,390
                            ==========   ============   =========


----------
(1) The outstanding balance at December 31, 2004 includes $6.5 million of letters of credit.

(2) The total commitment reflects the aggregate commitment of $167.8 million less $5.0 million of reserves as required by the lenders.

      For a more detailed discussion of our credit facilities please see Note 7 to our consolidated financial statements.

      SENIOR SUBORDINATED NOTES. During August 2003, we completed a private offering of $150.0 million of 8 1/4% senior subordinated notes due 2013. The net proceeds from the offering of $144.1 million were used to temporarily pay down borrowings under the floorplan tranche of our revolving credit facility. During 2004, we reborrowed these amounts to fund acquisitions and to redeem all of our outstanding 10 7/8% senior subordinated notes. The 8 1/4% senior subordinated notes are fully and unconditionally guaranteed by our dealership subsidiaries and contain various provisions that permit us to redeem the notes at our option and a requirement that we repurchase all of the notes upon a change of control. Additionally, the notes contain various financial and other covenants, such as limitations on the incurrence of debt, the payment of dividends, the repurchase of stock, and the disposition of assets, among others. As of December 31, 2004, we were in compliance with these covenants. For a more detailed discussion of our notes please see Note 8 to our consolidated financial statements.

USES OF LIQUIDITY AND CAPITAL RESOURCES

      SENIOR SUBORDINATED NOTES REDEMPTION. On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, was $79.5 million.

      CAPITAL EXPENDITURES. Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, or manufacturer imaging programs. During 2005, we plan to invest approximately $55.2 million to expand or relocate 11 existing facilities, prepare six new facilities for operations, perform manufacturer required imaging projects at four locations and purchase equipment for new and expanded facilities. We have agreed to sell and leaseback four of the projects scheduled for completion during 2005. Expected total proceeds from the sales of these construction projects is estimated at approximately $15.7 million, resulting in net capital expenditures for new and expanded operations of $39.5 million. Upon sale we will begin leasing the facilities from the buyers resulting in an estimated incremental annual rent expense of $1.5 million per year.

      ACQUISITIONS. From January 1, 2004, through December 31, 2004, we completed acquisitions of 23 franchises with expected annual revenues of approximately $1.2 billion. These acquisitions included a platform in New Jersey with three franchises, a platform in California with nine franchises and one collision center, and a platform in New York with four franchises and one collision center. The remaining franchises were acquired in tuck-in acquisitions that complement existing platform operations in California, Massachusetts, and Texas. The aggregate consideration paid in completing these acquisitions was approximately $221.7 million in cash, net of cash received, 394,313 shares of common stock and the assumption of $109.7 million of inventory financing.

      Our acquisition target for 2005 is to complete acquisitions that have approximately $300.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our credit facility. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 15% to 20% of the annual revenue. Thus, our targeted acquisition budget of $300.0 million is expected to cost us between $45.0 and $60.0 million.

      Since December 31, 2004, we have completed tuck-in acquisitions of two franchises, with expected annual revenues of $46.0 million, in Tulsa, Oklahoma under our Bob Howard Auto Group platform, for approximately $7.5 million in cash, net of cash received, and the assumption of $9.6 million of inventory financing.

      STOCK REPURCHASES. In March 2004, our board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management's judgment and the restrictions of our various debt agreements. During 2004, we repurchased approximately 195,000 shares of our common stock for approximately $7.0 million, a portion of which was purchased under a previous board of directors' authorization established in February 2003, with the remainder purchased under the March 2004 authorization. As of December 31, 2004, $18.9 million remained under the board of directors' March 2004 authorization. This amount is less than the amount permitted under the indenture governing our 8 1/4% senior subordinated notes, our most restrictive agreement with respect to stock repurchases. The amount we are able to repurchase under this indenture adjusts based on future net income and issuances of common stock.

CONTRACTUAL OBLIGATIONS

      The following is a summary of our contractual obligations as of December 31, 2004:

                                                   PAYMENTS DUE BY PERIOD
  CONTRACTUAL OBLIGATIONS            TOTAL     < 1 YEAR   1-3 YEARS  3-5 YEARS  THEREAFTER
--------------------------------  -----------  ---------  ---------  ---------  ----------
                                                        (in thousands)
Floorplan notes payable(1)        $   848,260  $ 848,260  $       -  $       -  $        -
Long-term debt obligations(1)(2)      248,301      1,054     92,102      1,743     153,402
Operating leases                      562,283     61,508    121,141    100,938     278,696
Purchase Commitments(3)                52,347     47,973      4,374
                                  -----------  ---------  ---------  ---------  ----------
Total                             $ 1,711,191  $ 958,795  $ 217,617  $ 102,681  $  432,098
                                  ===========  =========  =========  =========  ==========

(1)   Excludes interest payments

(2) Includes borrowings on the Acquisition Line and outstanding letters of credit

(3)   Includes capital expenditures, acquisition commitment and other

      We lease various real estate, facilities and equipment under long-term operating lease agreements. Generally, our real estate and facility leases have 30-year total terms with initial terms of 15 years and three additional five-year terms, at our option. We generally do not have an option to purchase the real estate and facilities at the end of the lease term, but generally have a right of first refusal that gives us the opportunity to purchase the real estate and facilities if the owner reaches an agreement to sell them to a third party.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following information about our market-sensitive financial instruments constitutes a "forward-looking statement." Our major market-risk exposure is changing interest rates. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt.

      At December 31, 2004, fixed rate debt, primarily consisting of our senior subordinated notes outstanding, totaled $157.8 million and had a fair value of $172.5 million.

      At December 31, 2004, we had $848.3 million of variable-rate floorplan borrowings and $84.0 million of variable-rate acquisition line borrowings outstanding. Based on these amounts, a 100 basis point change in interest rates would result in an approximate $9.3 million change to our interest expense. Our exposure to changes in interest rates with respect to vehicle floorplan borrowings is partially mitigated by manufacturers' floorplan assistance, which in some cases is based on variable interest rates. This assistance, which has ranged from approximately 105% to 160% of our floorplan interest expense over the past three years, totaled $33.2 million in 2004, $27.4 million in 2003, and $26.7 million in 2002. We treat this interest assistance as a vehicle purchase price discount, and reflect it as a reduction of new vehicle cost of sales as new vehicles are sold. A 100 basis point change in interest rates would result in an approximate $3.6 million change in floorplan assistance.

      Interest rate swaps may be used to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2004, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended December 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting was designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

            (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

            (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

            (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

      Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      In making its assessment of internal controls, the Company relied on the relief provided by the Securities and Exchange Commission with respect to two new platforms acquired during June and August of 2004. For the year ending December 31, 2004, these operations represented, in the aggregate, 9.1% of total assets, 11.3% of consolidated pretax income, and 4.7% of consolidated revenue.

      Based on our evaluation under the framework in Internal Control-Integrated Framework, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004. Ernst & Young, the Company's independent auditors, has issued a report on our assessment of the Company's internal control over financial reporting. This report, dated March 10, 2005, appears on page 45.

/s/ B.B. Hollingsworth, Jr.
----------------------------------------
B.B. Hollingsworth, Jr.
Chairman and Chief Executive Officer

/s/ Robert T. Ray
----------------------------------------
Robert T. Ray
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Group 1 Automotive, Inc.:

      We have audited management's assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting, that Group 1 Automotive, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Group 1 Automotive, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      As indicated in the accompanying Management Report on Internal Controls over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two new platforms acquired during June and August of 2004, which are included in the 2004 consolidated financial statements of Group 1 Automotive, Inc. and constituted 9.1% of total assets, 11.3% of consolidated pretax income, and 4.7% of consolidated revenue for the year then ended. Our audit of internal control over financial reporting of Group 1 Automotive, Inc. also did not include an evaluation of the internal control over financial reporting of these two new platforms acquired during June and August of 2004.

      In our opinion, management's assessment that Group 1 Automotive, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Group 1 Automotive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, of Group 1 Automotive, Inc. and our report dated March 10, 2005, expressed an unqualified opinion thereon.

                                             /s/ Ernst & Young LLP

Houston, Texas
March 10, 2005

                                    PART III

      Please see the definitive Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 18, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference for the information concerning:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   Financial Statements

            The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

      (b)   Other Information

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

  4.4      --   Form of Subordinated Debt Securities (included in Exhibit 4.3).

 10.1*     --   Employment Agreement between the Company and B.B. Hollingsworth,
                Jr., effective March 1, 2002 (Incorporated by reference to
                Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

 10.2*     --   First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002
                (Incorporated by reference to Exhibit 10.40 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2003).

 10.3*     --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit
                10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.4      --   Rights Agreement between Group 1 Automotive, Inc. and
                ChaseMellon Shareholder Services, L.L.C., as rights agent, dated
                October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.5*     --   Split Dollar Life Insurance Agreement, dated as of January 23,
                2002, between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children's Trust (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

 10.6*     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended
                and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No.
                333-83260).

 10.7*     --   First Amendment to Group 1 Automotive, Inc. Deferred
                Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-115962).

 10.8*     --   1996 Stock Incentive Plan (Incorporated by reference to Exhibit
                10.7 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.9*     --   First Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 10.8 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.10*    --   Second Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

 10.11*    --   Third Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-75784).

 10.12*    --   Fourth Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-115961).

 10.13*    --   Fifth Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 9, 2005).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

 10.14*    --   Form of Restricted Stock Agreement for Employees (Incorporated
                by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 9, 2005).

 10.15*    --   Form of Phantom Stock Agreement for Employees (Incorporated by
                reference to Exhibit 10.3 of the Company's Current Report on Form 8-K Company's Current Report on Form 8-K dated March 9,
                2005).

 10.16*    --   Form of Restricted Stock Agreement for Non-Employee Directors
                (Incorporated by reference to Exhibit 10.4 of the Company's
                Current Report on Form 8-K dated March 9, 2005).

 10.17*    --   Form of Phantom Stock Agreement for Non-Employee Directors
                (Incorporated by reference to Exhibit 10.5 of the Company's
                Current Report on Form 8-K dated March 9, 2005).

 10.18*    --   Annual Incentive Plan for Executive Officers of Group 1
                Automotive, Inc. (Incorporated by reference to the section titled "Executive Officer Compensation - Adoption of Bonus
                Plan" in Item 1.01 of the Company's Current Report on Form 8-K dated March 9, 2005).

 10.19*    --   Group 1 Automotive, Inc. Director Compensation Plan
                (Incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 2004, and to the section titled
                "Director Compensation - Change in Director Compensation" in
                Item 1.01 of the Company's Current Report on Form 8-K dated
                March 9, 2005).

 10.20*    --   Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan
                (Incorporated by reference to Exhibit 10.11 of the Company's
                Registration Statement on Form S-1 Registration No. 333-29893).

 10.21*    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.22*    --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                No. 333-75754).

 10.23*    --   Third Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                No. 333-106486).

 10.24*    --   Fourth Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 Registration
                No. 333-106486).

 10.25*    --   Fifth Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 Registration
                No. 333-106486).

 10.26     --   Fifth Amended and Restated Revolving Credit Agreement, dated as of June 2, 2003 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

 10.27     --   First Amendment to Fifth Amended and Restated Revolving Credit
                Agreement, dated as of July 25, 2003 (Incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form
                S-4 Registration No. 333-109080).

 10.28     --   Form of Ford Motor Credit Company Automotive Wholesale Plan
                Application for Wholesale Financing and Security Agreement
                (Incorporated by reference to Exhibit 10.2 of the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2003).

 10.29     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                Group 1 Automotive, Inc. (Incorporated by reference to Exhibit
                10.12 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.30     --   Form of Supplemental Agreement to General Motors Corporation
                Dealer Sales and Service Agreement (Incorporated by reference to
                Exhibit 10.13 of the Company's Registration Statement on Form
                S-1 Registration No. 333-29893).

 10.31     --   Supplemental Terms and Conditions between Ford Motor Company and
                Group 1 Automotive, Inc. dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

 10.32     --   Toyota Dealer Agreement between Gulf States Toyota, Inc. and
                Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.33     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc.
                and SMC Luxury Cars, Inc. dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.34     --   Form of General Motors Corporation U.S.A. Sales and Service
                Agreement (Incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration No.
                333-29893).

 10.35     --   Form of Ford Motor Company Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.38 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1998).

 10.36     --   Form of Chrysler Corporation Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.39 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1998).

 10.37     --   Form of Nissan Division Dealer Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.25 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2003).

 10.38     --   Form of Infiniti Division Dealer Sales and Service
                Agreement (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December
                31, 2003).

 10.39     --   Lease Agreement between Howard Pontiac GMC, Inc. and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                333-29893).

 10.40     --   Lease Agreement between Bob Howard Motors, Inc. and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                333-29893).

 10.41     --   Lease Agreement between Bob Howard Chevrolet, Inc. and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                333-29893).

 10.42     --   Lease Agreement between Bob Howard Automotive-East, Inc. and
                REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.43     --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C.
                (Incorporated by reference to Exhibit 10.38 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2002).

 10.44     --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

 10.45     --   Lease Agreement between Howard-Ford, Inc. and REHCO EAST, L.L.C.
                (Incorporated by reference to Exhibit 10.38 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2003).

 10.46     --   Amendment and Assignment of Lease between Howard Ford, Inc.,
                Howard-FLM, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

 10.47     --   Second Amendment to Fifth Amended and Restated Revolving Credit
                Agreement, dated as of March 8, 2005.

 10.48*    --   Sixth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock
                Purchase Plan.

 10.49*    --   Form of Incentive Stock Option Agreement for Employees.

 10.50*    --   Form of Nonstatutory Stock Option Agreement for Employees.

 11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

 14.1      --   Code of Ethics for Specified Officers of Group 1 Automotive,
                Inc., dated as of May 16, 2004.

 21.1      --   Group 1 Automotive, Inc. Subsidiary List.

 23.1      --   Consent of Ernst & Young LLP.

 31.1      --   Certification of Chief Executive Officer Under Section 302 of
                the Sarbanes-Oxley Act of 2002.

 31.2      --   Certification of Chief Financial Officer Under Section 302 of
                the Sarbanes-Oxley Act of 2002.

 32.1      --   Certification of Chief Executive Officer Under Section 906 of
                the Sarbanes-Oxley Act of 2002.

 32.2      --   Certification of Chief Financial Officer Under Section 906 of
                the Sarbanes-Oxley Act of 2002.

--------------
* Management contract or compensatory plan or arrangement

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 16th day of March, 2005.

                                              Group 1 Automotive, Inc.

                                              By: /s/ B.B. Hollingsworth, Jr.
                                                 -------------------------------
                                                 B.B. Hollingsworth, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 16th day of March, 2005.

            SIGNATURE                                  TITLE
            ---------                                  -----
/s/ B.B. Hollingsworth, Jr.         Chairman, President and Chief
---------------------------------   Executive Officer and Director (Principal
B.B. Hollingsworth, Jr.             Executive Officer)

/s/ Robert T. Ray                   Senior Vice President,
---------------------------------   Chief Financial Officer and Treasurer (Chief
Robert T. Ray                       Financial and Accounting Officer)

/s/ John L. Adams                   Director
---------------------------------
John L. Adams

/s/ Robert E. Howard II             Director
---------------------------------
Robert E. Howard II

/s/ Louis E. Lataif                 Director
---------------------------------
Louis E. Lataif

/s/ Stephen D. Quinn                Director
---------------------------------
Stephen D. Quinn

/s/ J. Terry Strange                Director
---------------------------------
J. Terry Strange

/s/ Max P. Watson, Jr.              Director
---------------------------------
Max P. Watson, Jr.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

Group 1 Automotive, Inc. and Subsidiaries -- Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.......................    F-2
Consolidated Balance Sheets...................................................    F-3
Consolidated Statements of Operations.........................................    F-4
Consolidated Statements of Stockholders' Equity...............................    F-5
Consolidated Statements of Cash Flows.........................................    F-6
Notes to Consolidated Financial Statements....................................    F-7

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Group 1 Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Group 1 Automotive, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.


                                             /s/ Ernst & Young LLP

Houston, Texas
March 10, 2005

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                             ----------------------------------------
                                                                                   2004                 2003
                                                                             ----------------      ------------------
                                                                             (dollars in thousands, except share data)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents............................................     $         37,750      $           26,483
   Contracts-in-transit and vehicle receivables, net....................              172,402                 143,260
   Accounts and notes receivable, net...................................               76,687                  63,669
   Inventories..........................................................              877,575                 671,279
   Deferred income taxes................................................               14,755                  11,163
   Prepaid expenses and other current assets............................               26,046                  16,176
                                                                             ----------------      ------------------
     Total current assets...............................................            1,205,215                 932,030
                                                                             ----------------      ------------------
PROPERTY AND EQUIPMENT, net.............................................              160,297                 131,647
GOODWILL................................................................              366,673                 328,491
INTANGIBLE FRANCHISE RIGHTS.............................................              187,135                  76,656
DEFERRED COSTS RELATED TO INSURANCE POLICY AND VEHICLE SERVICE
CONTRACT SALES..........................................................                7,996                  12,238
OTHER ASSETS............................................................               19,904                  21,383
                                                                             ----------------      ------------------
     Total assets.......................................................     $      1,947,220      $        1,502,445
                                                                             ================      ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable..............................................     $        848,260      $          493,568
   Current maturities of long-term debt.................................                1,054                     910
   Accounts payable.....................................................              108,920                  87,675
   Accrued expenses.....................................................               91,528                  74,295
                                                                             ----------------      ------------------
     Total current liabilities..........................................            1,049,762                 656,448
                                                                             ----------------      ------------------
LONG-TERM DEBT, net of current maturities...............................              156,747                 230,178
ACQUISITION LINE........................................................               84,000                       -
DEFERRED INCOME TAXES...................................................               33,197                  33,786
OTHER LIABILITIES.......................................................               24,288                  23,169
                                                                             ----------------      ------------------
     Total liabilities before deferred revenues.........................            1,347,994                 943,581
                                                                             ----------------      ------------------
DEFERRED REVENUES.......................................................               32,052                  40,755
STOCKHOLDERS' EQUITY:
   Preferred stock, 1,000,000 shares authorized, none issued or
   outstanding..........................................................                    -                       -
   Common stock, $.01 par value, 50,000,000 shares authorized;
   23,916,393 and 23,454,046 issued, respectively.......................                  239                     235

   Additional paid-in capital...........................................              265,645                 255,356
   Retained earnings....................................................              318,931                 291,150
   Accumulated other comprehensive loss.................................                 (173)                 (1,285)
   Treasury stock, at cost; 606,588 and 1,002,506 shares, respectively..              (17,468)                (27,347)
                                                                             ----------------      ------------------
     Total stockholders' equity.........................................              567,174                 518,109
                                                                             ----------------      ------------------
     Total liabilities and stockholders' equity.........................     $      1,947,220      $        1,502,445
                                                                             ================      ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                              2004                   2003                    2002
                                                          -------------          -------------          -------------
                                                                (dollars in thousands, except per share amounts)
REVENUES:
  New vehicle retail sales.......................         $   3,348,875          $   2,739,315          $   2,526,847
  Used vehicle retail sales......................               988,797                884,819                921,359
  Used vehicle wholesale sales...................               359,247                265,187                222,529
  Parts and service sales........................               565,213                465,989                402,169
  Retail finance fees............................                68,537                 63,210                 58,869
  Vehicle service contract fees..................                65,738                 61,315                 52,346
  Other finance and insurance revenues, net......                38,626                 38,725                 30,245
                                                          -------------          -------------          -------------
     Total revenues..............................             5,435,033              4,518,560              4,214,364

COST OF SALES:
  New vehicle retail sales.......................             3,112,140              2,539,319              2,337,223
  Used vehicle retail sales......................               868,351                778,266                817,385
  Used vehicle wholesale sales...................               367,513                271,328                230,424
  Parts and service sales........................               255,263                206,236                177,037
                                                          -------------          -------------          -------------
     Total cost of sales.........................             4,603,267              3,795,149              3,562,069
                                                          -------------          -------------          -------------

GROSS PROFIT.....................................               831,766                723,411                652,295

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....               672,068                561,698                503,066
DEPRECIATION AND AMORTIZATION EXPENSE............                15,836                 12,510                 10,137

ASSET IMPAIRMENTS................................                44,711                     --                     --
                                                          -------------          -------------          -------------
INCOME FROM OPERATIONS...........................                99,151                149,203                139,092

OTHER INCOME AND (EXPENSES):
  Floorplan interest expense, excludes
     manufacturer interest assistance............               (25,349)               (21,571)               (20,187)
  Other interest expense, net....................               (19,299)               (15,191)               (10,578)
  Loss on redemption of senior subordinated
     notes.......................................                (6,381)                    --                 (1,173)
  Other income (expense), net....................                  (170)                   631                    128
                                                          -------------          -------------          -------------
INCOME BEFORE INCOME TAXES.......................                47,952                113,072                107,282
PROVISION FOR INCOME TAXES.......................                20,171                 36,946                 40,217
                                                          -------------          -------------          -------------
NET INCOME.......................................         $      27,781          $      76,126          $      67,065
                                                          =============          =============          =============

EARNINGS PER SHARE:
  Basic..........................................         $        1.22          $        3.38          $        2.93
  Diluted........................................         $        1.18          $        3.26          $        2.80
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..........................................            22,807,922             22,523,825             22,874,918
  Diluted........................................            23,493,899             23,346,221             23,968,072

       The accompanying notes are an integral part of these consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       ACCUMULATED OTHER
                                                                                       COMPREHENSIVE LOSS
                                                                                    ----------------------
                                                                                     UNREALIZED  UNREALIZED
                                          COMMON STOCK       ADDITIONAL              LOSSES ON   LOSSES ON
                                     ----------------------    PAID-IN    RETAINED    INTEREST   MARKETABLE   TREASURY
                                       SHARES       AMOUNT    CAPITAL     EARNINGS   RATE SWAPS  SECURITIES    STOCK       TOTAL
                                     -----------  ---------  ----------  ---------- -----------  ----------  ----------  ----------
                                                                          (dollars in thousands, except share data)
BALANCE, December 31, 2001.........   23,029,853  $     230  $  251,145  $  147,959  $    (807)           -  $   (6,284) $  392,243
   Comprehensive income:
    Net income.....................            -          -           -      67,065          -            -           -      67,065
    Interest rate swap adjustment,
       net of tax benefit of
       $1,563......................            -          -           -           -     (2,552)           -           -      (2,552)
                                                                                                                         ----------
       Total comprehensive
         income....................                                                                                          64,513
   Proceeds from sales of common
       stock under employee benefit
       plans.......................      547,306          6       8,030           -          -            -           -       8,036
   Issuance of treasury stock to
       employee benefit plans......     (393,933)        (4)     (7,427)          -          -            -       7,431           -
   Non-cash stock compensation.....            -          -         193           -          -            -           -         193
   Purchase of treasury stock......            -          -           -           -          -            -     (23,772)    (23,772)
   Tax benefit from options
       exercised...................            -          -       2,204           -          -            -           -       2,204
                                     -----------  ---------  ----------  ----------  ---------   ----------  ----------  ----------
BALANCE, December 31, 2002.........   23,183,226        232     254,145     215,024     (3,359)           -     (22,625)    443,417
   Comprehensive income:
    Net income.....................            -          -           -      76,126          -            -           -      76,126
    Interest rate swap adjustment,
         net of taxes of $1,288....            -          -           -           -      2,074            -           -       2,074
                                                                                                                         ----------
       Total comprehensive
         income....................                                                                                          78,200
   Proceeds from sales of common
     stock under employee benefit
     plans.........................      673,572          7       8,984           -          -            -           -       8,991
   Issuance of treasury stock to
     employee benefit plans........     (402,752)        (4)     (9,678)          -          -            -       9,682           -
   Purchase of treasury stock......            -          -           -           -          -            -     (14,404)    (14,404)
   Tax benefit from options
       exercised...................            -          -       1,905           -          -            -           -       1,905
                                     -----------  ---------  ----------  ----------  ---------   ----------  ----------  ----------
BALANCE, December 31, 2003.........   23,454,046        235     255,356     291,150     (1,285)           -     (27,347)    518,109
   Comprehensive income:
    Net income.....................            -          -           -      27,781          -            -           -      27,781
    Interest rate swap adjustment,
           net of taxes of $771....            -          -           -           -      1,285            -           -       1,285
    Unrealized losses on
     investments, net of income tax
     benefit of $104...............            -          -           -           -          -   $     (173)          -        (173)
                                                                                                                         ----------
        Total comprehensive
          income...................                                                                                          28,893
   Proceeds from sales of common
     stock under employee benefit
     plans.........................      659,013          6      11,788           -          -            -           -      11,794
   Issuance of treasury stock to
     employee benefit plans........     (590,979)        (6)    (16,892)          -          -            -      16,898           -
   Issuance of common stock in
     connection with
     acquisitions..................      394,313          4      12,892           -          -            -           -      12,896
   Purchase of treasury stock......            -          -           -           -          -            -      (7,019)     (7,019)
   Tax benefit from options
       exercised...................            -          -       2,501           -          -            -           -       2,501
                                     -----------  ---------  ----------  ----------  ---------   ----------  ----------  ----------
BALANCE, December 31, 2004.........   23,916,393  $     239  $  265,645  $  318,931          -   $     (173) $  (17,468) $  567,174
                                     ===========  =========  ==========  ==========  =========   ==========  ==========  ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                           2004           2003        2002
                                                                         ---------    ---------    ----------
                                                                                (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.......................................................    $  27,781    $  76,126    $   67,065
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Impairment of assets............................................       44,711            -             -
     Depreciation and amortization...................................       15,836       12,510        10,137
     Amortization of debt discount and issue costs...................        1,834        1,871         1,469
     Deferred income taxes...........................................       (4,701)      11,951         6,883
     Tax benefit from options exercised..............................        2,501        1,905         2,204
     Provision for doubtful accounts and uncollectible notes.........        1,529         (631)        1,078
     (Gain) loss on sale of assets...................................          142         (622)          483
     Gain on sales of franchises.....................................            -            -          (414)
     Losses on repurchases of senior subordinated notes..............        6,381            -         1,173
     Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
       Contracts-in-transit and vehicle receivables..................      (28,902)      36,704       (37,750)
       Accounts receivable...........................................      (14,204)      (2,799)       (3,055)
       Inventories...................................................      (64,294)       4,709      (107,487)
       Prepaid expenses and other assets.............................       (2,015)      (2,565)       (6,063)
       Floorplan notes payable.......................................       73,509      (41,438)      143,727
       Accounts payable and accrued expenses ........................       30,936        1,115        (6,768)
       Deferred revenues ............................................       (8,703)     (10,665)        6,574
                                                                         ---------    ---------    ----------
         Net cash provided by operating activities...................       82,341       88,171        79,256
                                                                         ---------    ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable.....................................            -       (2,958)       (8,083)
    Collections on notes receivable..................................        5,367        1,388         1,303
    Purchases of property and equipment..............................      (47,412)     (34,627)      (43,498)
    Proceeds from sales of property and equipment....................       12,329       11,598         1,975
    Proceeds from sales of franchises................................            -        7,414         7,430
    Purchases of restricted investments..............................       (2,074)      (5,520)       (3,424)
    Maturities of restricted investments.............................        1,027        1,991         2,307
    (Increase) decrease in restricted cash...........................        2,095        1,967          (344)
    Cash paid in acquisitions, net of cash received..................     (221,721)     (35,418)      (81,422)
                                                                         ---------    ---------    ----------
         Net cash used in investing activities.......................     (250,389)     (54,165)     (123,756)
                                                                         ---------    ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on revolving credit facility...........      255,447     (165,170)       82,022
    Principal payments of long-term debt.............................       (1,219)      (1,253)       (1,950)
    Borrowings of long-term debt.....................................            -            -            17
    Proceeds from issuance of senior subordinated notes..............            -      144,131             -
    Debt issue costs.................................................         (209)      (4,903)            -
    Repurchase of senior subordinated notes..........................      (79,479)           -       (11,629)
    Proceeds from issuance of common stock to benefit plans..........       11,794        8,991         8,036
    Repurchase of common stock, amounts based on settlement
     date............................................................       (7,019)     (14,404)      (23,772)
                                                                         ---------    ---------    ----------
         Net cash provided by (used in) financing activities.........      179,315      (32,608)       52,724
                                                                         ---------    ---------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................       11,267        1,398         8,224
CASH AND CASH EQUIVALENTS, beginning of period.......................       26,483       25,085        16,861
                                                                         ---------    ---------    ----------

CASH AND CASH EQUIVALENTS, end of period.............................    $  37,750    $  26,483    $   25,085
                                                                         =========    =========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
     Interest........................................................    $  43,521    $  38,863    $   31,075
     Income taxes....................................................    $  23,949    $  31,971    $   36,632

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION:

      Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, New York, Oklahoma, and Texas. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the "Company" or "Group 1."

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation.

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

      The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, the Company receives fees from the sale of vehicle service contracts to customers. The Company may be charged back a portion of the financing, insurance contract and vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on the Company's historical operating results and the termination provisions of the applicable contracts.

      The Company consolidates the operations of its reinsurance companies. The Company reinsures the credit life and accident and health insurance policies sold by its dealerships. All of the revenues and related direct costs from the sales of these policies are deferred and recognized over the life of the policies, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises." Investment of the net assets of these companies are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are classified as available-for-sale and are carried at market value. These investments, along with restricted cash that is not invested, are classified as other long-term assets in the accompanying consolidated balance sheets.

      Cash and Cash Equivalents

      Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Contracts-in-Transit and Vehicle Receivables

      Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales. Also included are amounts receivable from vehicle wholesale sales.

      Inventories

      New, used and demonstrator vehicles are stated at the lower of specific cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. The assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. At December 31, 2004 and 2003, inventory cost had been reduced by $7.2 million and $5.6 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales has been reduced by $33.2 million, $27.4 million and $26.7 million for interest assistance received related to vehicles sold for the years ended December 31, 2004, 2003 and 2002, respectively.

      Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Market adjustments are provided against the inventory balances based on the historical loss experience and management's considerations of current market trends.

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

      Goodwill

      Goodwill represents the excess of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired at the date of acquisition. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." Prior to the adoption of SFAS No. 141 on January 1, 2002, the Company did not separately record intangible assets apart from goodwill as all were amortized over similar lives. In 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the treatment of goodwill, no longer permitting the amortization of goodwill, but instead requiring, at least annually, an assessment for impairment of goodwill by reporting unit, defined by the Company as each of its platforms, using a fair-value based two-step test. The Company performs the annual impairment assessment at the end of each calendar year, and performs an impairment assessment more frequently if events or circumstances occur at a reporting unit between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 4.

      In evaluating goodwill for impairment, the Company compares the carrying value of the net assets of each reporting unit, its platforms, to each platform's respective fair value. This represents the first step of the impairment test. If the fair value of a platform is less than the carrying value of the net assets of the platform, the Company is then required to proceed to step two of the impairment test. The second step involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the respective platform as if the calculated fair value was the purchase price of the business combination. This allocation could result in assigning value to intangible assets not previously recorded separately from goodwill prior to the adoption of SFAS No. 141, which could result in less implied residual value assigned to goodwill (see discussion regarding franchise rights acquired prior to July 1, 2001, in "Intangible Franchise Rights" below). The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the respective platform. To the extent the carrying value of the goodwill exceeds the implied fair value, an impairment charge is recorded for such difference.

     The Company uses a discounted cash flow approach in estimating the fair value of each platform in completing step one of the impairment analysis. Included in this analysis are assumptions regarding revenue growth rates,

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future gross margin estimates, future selling, general and administrative expense rates and the Company's weighted average cost of capital. The Company also estimates residual values at the end of the forecast period and future capital expenditure requirements. At December 31, 2004, 2003 and 2002, the fair value of each of the Company's platforms exceeded the carrying value of its net assets (step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test described above. However, if in future periods, the Company determines the carrying amount of its net assets exceed the respective fair value as a result of step one, the Company believes that the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the applicable platform(s), especially with respect to those platforms acquired prior to July 1, 2001.

      Intangible Franchise Rights

      The Company's only significant identified intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period, and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2004 and 2003 in the accompanying consolidated balance sheets. Like goodwill, and in accordance with SFAS No. 142, the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment, using a fair value method. Unlike the goodwill impairment analysis, however, the impairment analysis for the Company's franchise rights is a single step approach comparing the fair value of each franchise right with its recorded carrying value. To the extent the carrying value of the respective intangible franchise right exceeds its fair value, an impairment charge is recorded for such difference. See Note 4.

      The Company uses a discounted cash flow based approach to test the carrying value of each individual franchise right for impairment. Included in this analysis are assumptions, at a dealership level, regarding revenue growth rates, future gross margin estimates and future selling, general and administrative expense rates. Using the Company's weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, the Company calculates the fair value of each dealership's franchise rights after considering estimated values for tangible assets, working capital and workforce.

      Long-Lived Assets

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions.

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

      Self-Insured Medical and Property / Casualty Plans

      The Company is self-insured for a portion of the claims related to its employee medical benefits and property/casualty insurance programs. Claims, not subject to stop-loss insurance, are accrued based upon the Company's estimates of the aggregate liability for claims incurred using the Company's historical claims experience.

      Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash equivalents, contracts-in-transit, accounts receivable, investments in debt and equity securities, accounts payable, floorplan notes payable and long-term debt.

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of cash equivalents, contracts-in-transit, accounts receivable, accounts payable, floorplan notes payable and the acquisition line of credit approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company's investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2004, the 8 1/4% Senior Subordinated Notes due 2013 had a carrying value, net of applicable discount, of $144.7 million and a fair value, based on quoted market prices, of $159.4 million.

      Factory Incentives

      In addition to the interest assistance discussed above, the Company receives various incentive payments from certain of the automobile manufacturers. These incentive payments are typically received on parts purchases from the automobile manufacturers and on new vehicle retail sales. These incentives are reflected as reductions of cost of sales in the statement of operations.

      Advertising

      The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2004, 2003, and 2002, totaled $67.6 million, $60.5 million and $49.6 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in other accruals on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $16.8 million, $13.9 million and $13.2 million for advertising assistance received related to vehicles sold for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, accrued expenses included $4.0 million and $2.9 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

      Business Concentrations

      The Company owns and operates franchised automotive dealerships in the United States. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company's sales volume could be adversely impacted by the manufacturers or distributors' inability to supply the dealerships with an adequate supply of vehicles.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements relate to inventory market adjustments, reserves for future chargebacks on finance and vehicle service contract fees, self-insured property/casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations and the valuation of goodwill and intangible franchise rights. Actual results could differ from those estimates.

      Statements of Cash Flows

      For purposes of the statements of cash flows, the net change in floorplan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity.

      Related-Party Transactions

      From time to time, the Company has entered into transactions with related parties. Related parties include officers, directors, five percent or greater stockholders and other management personnel of the Company.

      At times, the Company has purchased its stock from related parties. These transactions were completed at then current market prices. See Note 12 for a summary of related party lease commitments. See Note 3 for

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information regarding certain transactions that occurred during the year ended December 31, 2003. There are no other significant related party transactions.

      Stock-Based Compensation

      The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the common stock. The Company grants options at prices equal to the market price of its common stock on the date of grant and therefore do not record compensation expense related to these grants. Additionally, no compensation expense is recorded for shares issued pursuant to the employee stock purchase plan as it is a "noncompensatory" plan, as that term is defined in APB No. 25.

      SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," requires companies that continue to account for stock-based compensation in accordance with APB No. 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied to the Company's stock-based employee compensation plans. Under the provisions of SFAS No. 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant estimated using an option-pricing model such as the Black-Scholes option-pricing model, and compensation cost is amortized over the applicable option-vesting period.

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           2004         2003         2002
                                                         --------      -------      -------
                                                     (in thousands, except per share amounts)
Net income, as reported.........................         $ 27,781      $76,126      $67,065
Add:  Stock-based employee compensation expense
  included in reported net income, net of
  related tax effects...........................               --           --          120

Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects.......................................            4,015        3,576        5,333

                                                         --------      -------      -------
Pro forma net income............................         $ 23,766      $72,550      $61,852
                                                         ========      =======      =======
Earnings per share:
  Basic - as reported...........................         $   1.22      $  3.38      $  2.93
  Basic - pro forma.............................         $   1.04      $  3.22      $  2.70

  Diluted - as reported.........................         $   1.18      $  3.26      $  2.80
  Diluted - pro forma...........................         $   1.01      $  3.11      $  2.58

      The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is not designed to measure not-for-sale options, but is the most widely used method for option valuation. The following table summarizes the weighted average assumptions used in determining the fair value of the Company's stock-based compensation during the years ended December 31, 2004, 2003 and 2002 and the resulting weighted average fair values:

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   2004          2003           2002
                                                   ----          ----           ----
   Risk-free interest rate...................      4.2%          3.8%           4.6%
   Expected life of options..................  7.1 years     8.0 years      8.0 years
   Expected volatility.......................     47.7%         51.9%          52.5%
   Expected dividend yield...................        -             -              -
   Fair value................................   $ 16.14       $ 18.02        $ 21.73

      Business Segment Information

      The Company, through its operating companies, operates in the automotive retailing industry. All of the operating companies sell new and used vehicles, arrange financing, vehicle service, and insurance contracts, provide maintenance and repair services and sell replacement parts. The operating companies are similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. Additionally, the Company's management evaluates performance and allocates resources based on the operating results of the individual operating companies. For the reasons discussed above, all of the operating companies represent one reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company's reportable segment.

      Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options and other share-based payments. The standard is effective beginning in the third quarter of 2005. The impact on the Company's net income will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense above, and is contingent upon the number of future options granted and the determination of the appropriate valuation model. The Company is evaluating the requirements of SFAS No. 123(R), has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under SFAS No. 123 presented above.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 requires that nonmonetary asset exchanges should be recorded and measured at the fair value of the asset exchanged, with certain exceptions. This statement amends APB Opinion 29 to eliminate the exception for certain nonmonetary exchanges of similar productive assets, although commercially substantive, to be recorded at carryover basis and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

      In November 2004, the Emerging Issues Task Force provided additional guidance regarding the application of SFAS No. 144 in Issue 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, `Accounting for the Impairment or Disposal of Long-Lived Assets', in Determining Whether to Report Discontinued Operations." EITF 03-13 provides additional guidance regarding the approach for evaluating whether the criteria in paragraph 42 of SFAS No. 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The consensus is effective for components classified as held for sale or disposed of in fiscal periods beginning after December 15, 2004.

      In September 2004, the Securities and Exchange Commission staff issued Staff Announcement No. D-108. This announcement states that the "residual method" should no longer be used to value intangible assets other than goodwill. Rather, a "direct value method" should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141 for purposes of impairment testing under SFAS No. 142, including those assets previously valued using the residual method. Registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing will be required to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method at the

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning of the first fiscal year beginning after December 15, 2004. The Company believes its method of valuing its intangible franchise rights does not differ materially from a direct value method. The Company is evaluating the requirements of this announcement and has yet to determine its impact, if any, on the Company's financial position or results of operations. Any impairment resulting from application of a different valuation method will be reported as a cumulative effect of a change in accounting principle during the first quarter of 2005.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities ("VIEs"). VIEs are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 is intended to achieve more consistent application of consolidation policies to VIEs and thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through VIEs. In December 2003, the FASB issued a revision to FIN No. 46, FIN No. 46R, to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements.

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

      Reclassifications

      Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the current year presentation.

3.    BUSINESS COMBINATIONS:

      During 2004, the Company acquired 23 automobile dealership franchises in California, Massachusetts, New Jersey, New York and Texas. The accompanying consolidated balance sheet as of December 31, 2004, includes preliminary allocations of the purchase price for all of the acquired assets and liabilities assumed based on their estimated fair market values at the dates of acquisition and are subject to final adjustment. As a result of these allocations, the Company has recorded the following (dollars in thousands):

Inventories.....................................    $  140,896
Property and equipment..........................        11,085
Goodwill........................................        79,172
Intangible franchise rights.....................       113,817
Other assets....................................         6,328
Floorplan notes payable.........................      (109,736)
Other liabilities...............................        (6,945)
                                                    ----------
     Net assets acquired........................       234,617
  Less:
  Fair value of 394,313 common shares issued....        12,896
                                                    ----------
     Cash paid..................................    $  221,721
                                                    ==========

      Approximately $75.2 million of the acquired goodwill is expected to be deductible for tax purposes.

      During 2003, the Company acquired eight automobile dealership franchises in Louisiana, Oklahoma, and Texas, and completed a market consolidation project in conjunction with DaimlerChrysler's Alpha Initiative in Dallas, Texas. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $35.4 million in cash, net of cash received, and the assumption of $52.7 million of inventory financing and $4.8 million of notes payable. The purchase price

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocations resulted in recording approximately $15.8 million of franchise value intangible assets, and $9.7 million of goodwill, of which $8.8 million is deductible for tax purposes.

      Additionally, during 2003, the Company disposed of the net assets, including $3.6 million of goodwill, of three dealership franchises and received $7.4 million in cash. No gain or loss was recognized on these transactions.

      Included in the acquisitions and dispositions discussed above, the Company purchased three automobile dealership franchises from Robert E. Howard II, a director of the Company, and sold one automobile dealership franchise to a company owned by Mr. Howard. The Company acquired Ford, Lincoln, and Mercury franchises, with $131.2 million in annual revenues, and sold a Mercedes-Benz franchise, with $47.4 million in annual revenues. In completing the acquisitions, the aggregate consideration paid by the Company consisted of $12.7 million of cash, net of cash received and the assumption of approximately $22.9 million of inventory financing. The Company received $7.4 million in cash from the sale of the Mercedes-Benz dealership franchise and related assets, including goodwill of approximately $3.6 million. The Company believes the sale of the Mercedes-Benz dealership was at fair market value. The proceeds received exceeded the Company's basis in the dealership by approximately $1.3 million. This excess sales price over cost was recorded as a reduction of the cost basis in the newly acquired Ford, Lincoln, and Mercury dealerships. Additionally, the outstanding inventory financing, for the Mercedes-Benz dealership, was assumed by a company owned by Mr. Howard. As a result of the two transactions described above, the Company's goodwill was reduced by $3.2 million and its intangible franchise rights increased $0.5 million.

      During 2002, the Company acquired 15 automobile dealership franchises. The acquisitions were accounted for as purchases. The aggregate consideration paid in completing the acquisitions included approximately $81.4 million in cash, net of cash and cash equivalents received, and the assumption of an estimated $59.0 million of inventory financing. The purchase price allocations resulted in recording approximately $56.3 million of intangible franchise rights and $52.2 million of goodwill, of which $16.6 million is deductible for tax purposes.

      Additionally, during 2002, the Company disposed of the net assets, including $4.2 million of goodwill, of five dealership franchises and received $7.4 million in cash. A gain of $0.4 million was recognized on these sales and is recorded in other income (expense), net in the statement of operations.

      Six of the franchises acquired during 2002 were part of Miller Automotive Group, a platform acquisition completed in August of 2002 in Southern California and their results of operations have been included in the consolidated financial statements since that time. The acquisition expanded the Company's geographic and brand diversity, and represented its first operations in California. All of the businesses acquired are now 100% wholly-owned subsidiaries of the Company. The Company paid $55.8 million in cash, net of cash and cash equivalents received, and assumed $40.5 million of floorplan notes payable in completing this acquisition. The purchase price was arrived at based on a calculation including the tangible net worth of the companies acquired, plus an amount equal to the estimated income before taxes multiplied by an agreed upon multiple. The total purchase price paid in excess of the net amounts assigned to the assets acquired, including intangible franchise rights, and liabilities assumed was recognized as goodwill.

4.    ASSET IMPAIRMENTS:

      During 2004, the Company recorded three impairment charges, all reflected in asset impairments in the accompanying statement of operations.

      During October 2004, in connection with the preparation and review of the third-quarter interim financial statements, the Company determined that recent events and circumstances at its Atlanta platform, including further deterioration of the platform's financial results and recent changes in platform management, indicated that an impairment of goodwill may have occurred in the three months ended September 30, 2004. As a result, the Company performed an interim impairment assessment of the Atlanta platform's goodwill in accordance with SFAS No. 142. After analyzing the long-term potential of the Atlanta market and the expected future operating results of its dealership franchises in Atlanta, the Company estimated the fair value of the reporting unit as of September 30, 2004. As a result of the required evaluation, the Company determined that the carrying amount of the reporting unit's goodwill exceeded its implied fair value as of September 30, 2004, and recorded a goodwill impairment charge of $40.3 million. In connection with this evaluation, the Company determined that impairment of certain long-lived assets of the Atlanta platform may have occurred requiring an impairment assessment of these

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets in accordance with SFAS No. 144. As a result of this assessment, the Company recorded a $1.1 million pretax impairment charge during the third quarter of 2004.

     As required by SFAS No. 142, the Company performed an annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2004. As a result of this assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to one of its dealerships in the Miller Automotive Group platform did not exceed its carrying value and an impairment charge was required. Accordingly, the Company recorded a $3.3 million pretax impairment charge during the fourth quarter of 2004.

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

      Accounts and notes receivable consist of the following:

                                                      DECEMBER 31,
                                                  ---------------------
                                                    2004         2003
                                                  --------     --------
                                                      (in thousands)
Amounts due from manufacturers...............     $ 49,285     $ 36,458
Parts and service receivables................       16,483       12,856
Finance and insurance receivables............        8,808        7,439
Other........................................        4,286        9,186
                                                  --------     --------
   Total accounts and notes receivable.......       78,862       65,939
Less - Allowance for doubtful accounts.......        2,175        2,270
                                                  --------     --------
   Accounts and notes receivable, net........     $ 76,687     $ 63,669
                                                  ========     ========

      Inventories consist of the following:

                                                       DECEMBER 31,
                                                  ---------------------
                                                    2004         2003
                                                  --------     --------
                                                      (in thousands)
New vehicles.................................     $699,238     $536,289
Used vehicles................................      108,506       86,108
Rental vehicles..............................       24,085       10,744
Parts, accessories and other.................       45,746       38,138
                                                  --------     --------
   Inventories.........................           $877,575     $671,279
                                                  ========     ========

      Property and equipment consist of the following:

                                            ESTIMATED               DECEMBER 31,
                                           USEFUL LIVES     ---------------------------
                                             IN YEARS          2004             2003
                                           ------------     -----------      ----------
                                                                    (in thousands)
Land..................................              -       $    28,417      $   22,282
Buildings.............................       30 to 40            35,297          29,672
Leasehold improvements................        7 to 15            49,303          33,559
Machinery and equipment...............        7 to 20            38,220          32,450
Furniture and fixtures................        3 to 10            49,524          42,328
Company vehicles......................        3 to 5              7,318           5,879
Construction in progress..............                            9,505           9,579
                                                            -----------      ----------
  Total...............................                          217,584         175,749
Less - Accumulated depreciation and
  amortization........................                           57,287          44,102
                                                            -----------      ----------
  Property and equipment, net.........                      $   160,297      $  131,647
                                                            ===========      ==========

      Depreciation and amortization expense totaled approximately $15.8 million, $12.5 million, and $10.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL:

      The following is a roll-forward of the Company's intangible franchise rights and goodwill accounts:

                                                      INTANGIBLE
                                                   FRANCHISE RIGHTS        GOODWILL
                                                   ----------------      ------------
                                                             (in thousands)
Balance, December 31, 2002 .................       $        60,879       $    323,104
   Additions through acquisitions ..........                15,777              9,701
   Reductions from sales of dealerships ....                     -             (3,615)
   Realization of tax benefits .............                     -               (699)
                                                   ---------------       ------------
Balance, December 31, 2003 .................                76,656            328,491
   Additions through acquisitions ..........               113,817             79,172
   Impairments .............................                (3,338)           (40,255)
   Realization of tax benefits .............                     -               (735)
                                                   ---------------       ------------
Balance, December 31, 2004 .................       $       187,135       $    366,673
                                                   ===============       ============

      The reduction in goodwill related to the realization of certain tax benefits is due to differences between the book and tax bases of the goodwill.

7.    CREDIT FACILITIES:

      The Company obtains its floorplan and acquisition financing through a $937.0 million revolving credit arrangement (the "Credit Facility") with a lending group comprised of 13 major financial institutions, including two manufacturer captive finance companies. The Company also has a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the "FMCC Facility"), as well as arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable reflects amounts payable for the purchase of specific vehicle inventory. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying balance sheets as current liabilities. The outstanding balances under these financing arrangements are as follows:

                                          DECEMBER 31,
                                      --------------------
                                        2004        2003
                                      --------    --------
                                         (in thousands)
New vehicles-Credit Facility .....    $565,902    $229,495
New vehicles-FMCC Facility .......     195,498     192,897
Used vehicles-Credit Facility ....      63,053      60,570
Rental vehicles-Credit Facility...       3,638       1,682
Rental vehicles-others ...........      20,169       8,924
                                      --------    --------
         Floorplan notes payable..    $848,260    $493,568
                                      ========    ========
Acquisition Line .................    $ 84,000           -

      The Credit Facility currently provides $769.2 million of floorplan financing capacity for new and used vehicles. After considering the above outstanding balances, the Company had $136.7 million of available floorplan capacity under the Credit Facility as of December 31, 2004. The Company pays a commitment fee of 0.25% per annum on the unused portion of its floorplan capacity. Floorplan borrowings under the Credit Facility bear interest at the London Interbank Offer Rate ("LIBOR") plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. As of December 31, 2004 and 2003, the weighted average interest rate on the outstanding floorplan notes payable was 3.45% and 2.31%, respectively.

      The Credit Facility also currently provides $162.8 million of acquisition financing capacity (the "Acquisition Line"), which may be used to fund acquisitions, capital expenditures and/or other general corporate purposes. After considering the above outstanding balances, as well as $6.5 million of outstanding letters of credit, there was $72.3 million available under the Acquisition Line as of December 31, 2004. The Company pays a commitment fee of 0.425% per annum on the unused portion of the Acquisition Line. Borrowings under the Acquisition Line bear interest based on LIBOR plus a margin that ranges from 175 to 325 basis points depending on the Company's leverage ratio. As of December 31, 2004, the weighted average interest rate on borrowings under the Acquisition Line was 5.27%. No amounts were outstanding at December 31, 2003.

      The Credit Facility contains various financial covenants that, among other things, require the Company to maintain certain financial ratios, including fixed-charge coverage, interest coverage and minimum equity, as well as place limitations on the Company's ability to make capital expenditures, incur capital lease and other debt obligations, pay cash dividends, and repurchase shares of its common stock. As of December 31, 2004, the Company was in compliance with these covenants. The Company's obligations under the Credit Facility are collateralized by its entire inventory of new and used vehicles (other than its Ford, Lincoln and Mercury new vehicle inventory), plus substantially all of its land, buildings and other assets. The Credit Facility matures on June 30, 2006.

      During 2003, the Company entered into the FMCC Facility for the financing of its entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on June 2, 2006. After considering the above outstanding balance, the Company had $104.5 million of available floorplan capacity under the FMCC Facility as of December 31, 2004. This facility bears interest at a rate of Prime plus 100 basis points minus certain incentives. As of December 31, 2004 and 2003, the interest rate on the FMCC Facility was 4.15% and 2.9%, respectively, before considering non-interest related incentives. After considering all incentives received during 2004, the effective interest rate under the FMCC Facility approximates the interest rate under the floorplan portion of the Credit Facility. The Company's obligations under the FMCC Facility are collateralized by substantially all of the Company's Ford, Lincoln and Mercury new vehicle inventories. Additionally, under the FMCC Facility, the Company is required to maintain a $1.5 million balance in a Ford Money Market Account as additional collateral. This balance is reflected in other long-term assets on the accompanying balance sheets.

      Taken together, the Credit Facility and FMCC Facility permit the Company to borrow up to $1.2 billion for inventory purchases, acquisitions, capital expenditures and/or other general corporate purposes. As of December 31, 2004, total available capacity under these arrangements was approximately $313.4 million.

      Excluding rental vehicles financed through the Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts between 2004 and 2006. The weighted average interest rate charged as of December 31, 2004 and 2003, was 4.1% and 3.9%, respectively. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

      As discussed more fully in Note 2, the Company receives interest assistance from certain automobile manufacturers. The assistance has ranged from approximately 105% to 160% of the Company's floorplan interest expense over the past three years.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM DEBT:

      Long-term debt consists of the following:

                                                                    DECEMBER 31,
                                                             -------------------------
                                                                2004           2003
                                                             ---------       ---------
                                                                   (in thousands)
8 1/4% Senior Subordinated Notes due 2013 .............      $ 144,704       $ 144,318
10 7/8% Senior Subordinated Notes due 2009 ............             --          73,157
Various notes payable, maturing in varying amounts
  through August 2018 with a weighted average interest
  rate of 10.5% and 10.4%, respectively ...............         13,097          13,613
                                                             ---------       ---------
                                                               157,801         231,088
  Less - Current maturities ...........................          1,054             910
                                                             ---------       ---------
                                                             $ 156,747       $ 230,178
                                                             =========       =========

      During August 2003, the Company issued 8 1/4% Senior Subordinated Notes due 2013 (the "8 1/4% Notes") with a face amount of $150.0 million. The 8 1/4% Notes pay interest semi-annually on February 15 and August 15 each year beginning February 15, 2004. Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The 8 1/4% Notes have the following redemption provisions:

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

      The 8 1/4% Notes are jointly, severally, fully, and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company, other than certain minor subsidiaries (the "Subsidiary Guarantors"). All of the Subsidiary Guarantors are wholly-owned subsidiaries of the Company. Additionally, the 8 1/4% Notes are subject to various financial and other covenants that must be maintained by the Company.

      On March 1, 2004, the Company completed the redemption of all its 10 7/8% Notes at a redemption price of 105.438% of the principal amount of the notes. The Company incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred costs. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, was $79.5 million.

      During 2002, the Company repurchased a portion of its 10 7/8% Notes. The Company recorded a $1.2 million loss during 2002 related to the repurchases, which is included in loss on redemption of senior subordinated notes on the accompanying statement of operations.

      At the time of the issuances of the 10 7/8% Notes and the 8 1/4% Notes, the Company incurred certain costs, which were included as deferred financing costs in long-term other assets on the accompanying balance sheets. Unamortized deferred financing costs at December 31, 2004 and 2003, totaled $0.8 million and $0.9 million, respectively. The Notes are recorded net of unamortized discount of $5.3 million and $7.9 million as of December 31, 2004 and 2003, respectively.

      Total interest expense on the senior subordinated notes for the years ended December 31, 2004, 2003 and 2002, was approximately $14.4 million, $13.5 million and $9.2 million, respectively.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Total interest incurred on various other notes payable, which were included in long-term debt on the accompanying balance sheets, was approximately $1.4 million, $1.7 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company capitalized approximately $0.6 million, $1.0 million, and $1.3 million of interest on construction projects in 2004, 2003 and 2002, respectively.

     The aggregate annual maturities of long-term debt for the next five years are as follows (in thousands):

2005....................     $  1,054
2006(1).................       84,819
2007....................          783
2008....................          875
2009....................          868

(1) Includes contractual maturity of Acquisition Line discussed in Note 7.

9. STOCK-BASED COMPENSATION PLANS:

      In 1996, Group 1 adopted the 1996 Stock Incentive Plan, as amended, (the "Plan"), which provides for the granting or awarding of stock options, stock appreciation rights and restricted stock to employees and directors. The number of shares authorized and reserved for issuance under the Plan is 5,500,000 shares, of which 1,336,448 are available for future issuance as of December 31, 2004. The terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. All outstanding options are exercisable over a period not to exceed 10 years and vest over periods ranging from three to eight years.

      The following table summarizes the Company's outstanding stock options:

                                                                               WEIGHTED
                                                                                AVERAGE
                                                               NUMBER        EXERCISE PRICE
                                                             ---------       --------------
Options outstanding, December 31, 2001 ................      3,585,309       $        15.04
  Grants (exercise prices between $19.47 and $44.96
    per share).........................................        505,950                34.61
  Exercised ...........................................       (383,245)               11.16
  Forfeited ...........................................       (189,665)               20.26
                                                             ---------       --------------
Options outstanding, December 31, 2002 ................      3,518,349                18.00
  Grants (exercise prices between $22.93 and $34.85
    per share).........................................        176,000                29.78
  Exercised ...........................................       (482,509)               10.60
  Forfeited ...........................................       (374,205)               23.28
                                                             ---------       --------------
Options outstanding, December 31, 2003 ................      2,837,635                19.29
  Grants (exercise prices between $28.20 and $29.94
    per share) ........................................        218,400                29.35
  Exercised ...........................................       (478,258)               14.52
  Forfeited ...........................................       (140,700)               26.52
                                                             ---------       --------------
Options outstanding, December 31, 2004 ................      2,437,077       $        20.71
                                                             =========       ==============

      At December 31, 2004, 2003 and 2002, 1,707,950, 1,767,339 and 1,771,538
options, respectively, were exercisable at weighted average exercise prices of $17.77, $15.44 and $13.49, respectively.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information regarding stock options outstanding as of December 31, 2004:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    -------------------------------------------------    -----------------------------
                      NUMBER       WEIGHTED AVERAGE       WEIGHTED         NUMBER          WEIGHTED
    RANGE OF        OUTSTANDING       REMAINING           AVERAGE        EXERCISABLE        AVERAGE
EXERCISE PRICES     AT 12/31/04    CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/04    EXERCISE PRICE
----------------    -----------    ----------------    --------------    -----------    --------------
$ 2.90                   26,000          2.23 years    $         2.90         26,000    $         2.90
$ 9.00 to $13.99        743,343          4.52                   11.20        643,433             11.20
$14.00 to $19.99        710,955          4.71                   17.43        648,455             17.32
$20.00 to $24.99        291,479          6.46                   24.47        162,843             24.59
$25.00 to $44.99        665,300          8.08                   33.90        227,219             34.45
                      ---------          ----------    --------------      ---------    --------------
     Total            2,437,077          5.76 years    $        20.71      1,707,950    $        17.77
                      =========          ==========    ==============      =========    ==============

      In September 1997, Group 1 adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the "Purchase Plan"). The Purchase Plan authorizes the issuance of up to 2.0 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after June 30, 2007. As of December 31, 2004, there were 447,517 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the "Option Period") during the term of the Purchase Plan, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During 2004, 2003 and 2002, the Company issued 153,791, 173,114 and 166,922 shares, respectively, of common stock to employees participating in the Purchase Plan.

10. EMPLOYEE SAVINGS PLANS:

      The Company has a deferred compensation plan to provide select employees and members of the Company's Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis. Participants in the plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company's directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the plan are unsecured creditors of the Company. The balances due to participants of the deferred compensation plan as of December 31, 2004 and 2003 were $15.4 million and $12.3 million, respectively, and are included in other liabilities in the accompanying balance sheets.

      The Company offers a 401(k) plan to all of its employees and provides a matching contribution to those employees that participate. The matching contributions paid by the Company totaled $3.7 million, $3.2 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  EARNINGS PER SHARE:

      Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the years ended December 31, 2004, 2003 and 2002:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------------
                                                                            2004                2003                2002
                                                                        -------------       -------------       -------------
                                                                                       (dollars in thousands)
Net income ......................................................       $      27,781       $      76,126       $      67,065

Weighted average basic shares outstanding .......................          22,807,922          22,523,825          22,874,918
   Dilutive effect of stock options, net of assumed repurchase
      of treasury stock .........................................             685,977             822,396           1,093,154
                                                                        -------------       -------------       -------------
Weighted average diluted shares outstanding .....................          23,493,899          23,346,221          23,968,072
                                                                        =============       =============       =============
Earnings per share:
      Basic .....................................................       $        1.22       $        3.38       $        2.93
      Diluted ...................................................       $        1.18       $        3.26       $        2.80

      Any options with an exercise price in excess of the average market price of the Company's common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.4 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.

12. OPERATING LEASES:

      The Company leases various facilities and equipment under long-term operating lease agreements. The facility leases typically have a minimum term of fifteen years with options that extend the term up to an additional fifteen years.

      Future minimum lease payments for operating leases as of December 31, 2004, are as follows (in thousands):

                                         RELATED             THIRD
YEAR ENDED DECEMBER 31,                  PARTIES            PARTIES             TOTAL
-------------------------------         ---------          ---------          ---------
2005...........................         $  14,547          $  46,961          $  61,508
2006...........................            14,385             46,545             60,930
2007...........................            14,266             45,945             60,211
2008...........................            11,495             42,488             53,983
2009...........................            11,495             35,460             46,955
Thereafter.....................            84,915            193,781            278,696
                                        ---------          ---------          ---------
Total..........................         $ 151,103          $ 411,180          $ 562,283
                                        =========          =========          =========

      Total rent expense under all operating leases was approximately $57.3 million, $46.5 million and $36.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Rent expense on related party leases, which is included in the above total rent expense amounts, totaled approximately $12.4 million, $9.5 million and $8.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      During 2004, the Company completed construction of three new facilities and subsequently sold and leased these facilities back under long-term operating lease agreements. These transactions were accounted for as sale-leasebacks. Two of the transactions were conducted with third parties, with an aggregate sales price of approximately $8.1 million. The resulting leases expire in 2019 and the minimum lease payments total approximately $20.0 million, which is included in the table above. The third property was sold to and leased back from one of the Company's platform presidents. The total sales price was approximately $3.9 million, the lease expires in 2019 and the future minimum lease payments under this lease are approximately $11.1 million, which is included in the table above under the heading Related Parties. The Company believes that the terms of this lease are at fair market value and are comparable to terms in leases executed with third parties during the same time frame.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In addition to the transactions discussed in Note 3, effective February 18, 2003, the Company sold certain dealership buildings in Oklahoma City to Mr. Howard for $4.5 million and leased them back on a 15-year lease. The lease has two renewal options, each five years, solely at the Company's discretion. The sales price represents the Company's cost basis in recently constructed buildings and no gain or loss was recognized. The Company will pay Mr. Howard a market rental rate of $44,376 per month, under standard lease terms, for land owned by Mr. Howard and the buildings sold and leased back. The Company believes that the terms of the lease are at fair market value.

13. INCOME TAXES:

      Federal and state income taxes are as follows:

                                            YEAR ENDED DECEMBER 31,
                                     -------------------------------------
                                       2004           2003          2002
                                     --------       --------      --------
                                                (in thousands)
Federal -
  Current ....................       $ 22,967       $ 22,837      $ 31,026
  Deferred ...................         (3,850)        11,091         6,336
State -
  Current ....................          1,904          2,158         2,308
  Deferred ...................           (850)           860           547
                                     --------       --------      --------
Provision for income taxes ...       $ 20,171       $ 36,946      $ 40,217
                                     ========       ========      ========

      Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 2004, 2003 and 2002 to income before income taxes as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                   2004            2003            2002
                                                 ---------       ---------       ---------
                                                              (in thousands)
Provision at the statutory rate ..........       $  16,783       $  39,575       $  37,549
Increase (decrease) resulting
from -
  State income tax, net of benefit for
     federal deduction ...................             647           2,058           1,856
  Non-deductible portion of goodwill
     impairment ..........................           3,253               -               -
  Resolution of  tax contingencies .......               -          (5,423)              -
  Other ..................................            (512)            736             812
                                                 ---------       ---------       ---------
Provision for income taxes ...............       $  20,171       $  36,946       $  40,217
                                                 =========       =========       =========

      During 2004, certain portions of the goodwill impairment charge recorded in September 2004 related to the Atlanta platform were non-deductible for tax purposes. In addition, certain other adjustments were made to reconcile differences between the tax and book basis of the Company's assets and liabilities. As a result of these items, the effective tax rate for 2004 increased to 42.1%, as compared to 32.7% for 2003.

      During 2003, the Company resolved certain tax contingencies as various state and federal tax audits were concluded providing certainty and resolution on various formation, financing, acquisition, and structural matters. In addition, various other tax exposures of acquired companies have been favorably resolved. As a result, the Company recorded a reduction in its tax contingency accrual, which reduced the effective tax rate for 2003 to 32.7% as compared to 37.5% for 2002.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:


                                                       DECEMBER 31,
                                                  ------------------------
                                                    2004         2003
                                                  ----------    ----------
                                                     (in thousands)
Loss reserves and accruals ...................     $  25,158     $  24,911
Goodwill and intangible franchise rights......       (31,690)      (35,410)
Depreciation expense..........................        (9,870)       (9,025)
State net operating loss (NOL) carryforwards..         4,514         3,170
Reinsurance operations........................        (1,180)       (2,258)
Interest rate swaps...........................             -           771
Other.........................................        (1,027)       (1,612)
                                                   ---------     ---------
   Deferred tax liability.....................       (14,095)      (19,453)
Valuation allowance on state NOL's............        (4,347)       (3,170)
                                                   ---------     ---------
   Net deferred tax liability.................     $ (18,442)    $ (22,623)
                                                   =========     =========

      As of December 31, 2004, the Company had state net operating loss carryforwards of $70.0 million that will expire between 2005 and 2024; however, in certain state jurisdictions net income is not expected to be sufficient to realize these net operating losses and as a result a valuation allowance has been established.

     The net deferred tax assets (liabilities) are comprised of the following:


                                                   DECEMBER 31,
                                             -------------------------
                                                2004           2003
                                             ----------     ----------
                                                   (in thousands)
Deferred tax assets  -
   Current..............................     $  16,679      $  13,584
   Long-term............................        11,464         19,302
Deferred tax liabilities  -
   Current..............................        (1,924)        (2,421)
   Long-term............................       (44,661)       (53,088)
                                             ---------      ---------
 Net deferred tax liability.............     $ (18,442)     $ (22,623)
                                             =========      =========

      The Company believes it is more likely than not, that the net deferred tax assets will be realized, based primarily on the assumption of future taxable income.

14. COMMITMENTS AND CONTINGENCIES:

      Legal Proceedings

      From time to time, the Company's dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.

      The Texas Automobile Dealers Association ("TADA") and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company's Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court's order of class certification in the state action. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court's certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit's order. The defendants notified the U.S. Supreme Court that they would not respond to the writ unless requested to do so by the Court. Also in February 2005, settlement discussions with the plaintiffs in the three cases culminated in formal settlement offers pursuant to which the Company could settle the state and

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

federal cases. The Company has not entered into the settlements at this time, and, if it does, the settlements will be contingent upon court approval. The estimated expense of the proposed settlements includes the Company's dealerships issuing certificates for discounts off future vehicle purchases, refunding cash in some circumstances, and paying attorneys' fees and certain costs. Dealers participating in the settlements would agree to certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. The estimated expense of the proposed settlements of $1.5 million has been included in accrued expenses in the accompanying consolidated financial statements. If the Company does not enter into the settlements, or if the settlements are not approved, it will continue to vigorously assert available defenses in connection with these lawsuits. While the Company does not believe this litigation will have a material adverse effect on its financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.

      In addition to the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management's opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company's financial position or results of operations.

      Insurance

      Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. The Company's insurance coverage includes umbrella policies, as well as insurance on its real property, comprehensive coverage for its vehicle inventory, general liability insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with its vehicle sales and financing activities. Additionally, the Company retains some risk of loss under its self-insured medical and property/casualty plans. See further discussion under
Note 2. As of December 31, 2004, the Company has two letters of credit outstanding totaling $6.4 million, supporting its obligations with respect to its property/casualty insurance program.

      Split Dollar Life Insurance

      On January 23, 2002, the Company, with the approval of the Compensation Committee of the Board of Directors, entered into an agreement with a trust established by B.B. Hollingsworth, Jr., the Company's Chairman, President and Chief Executive Officer, and his wife (the "Split-Dollar Agreement"). Under the Split-Dollar Agreement, the Company committed to make advances of a portion of the insurance premiums on a life insurance policy purchased by the trust on the joint lives of Mr. and Mrs. Hollingsworth. Under the terms of the Split-Dollar Agreement, the Company committed to pay the portion of the premium on the policies not related to term insurance each year for a minimum of seven years. The obligations of the Company under the Split-Dollar Agreement to pay premiums on the split-dollar insurance are not conditional, contingent or terminable under the express terms of the contract. Premiums to be paid by the Company are approximately $300,000 per year. The face amount of the policy is $7.8 million. The Company is entitled to reimbursement of the amounts paid, without interest, upon the first to occur of (a) the death of the survivor of Mr. and Mrs. Hollingsworth or (b) the termination of the Split-Dollar Agreement. In no event will the Company's reimbursement exceed the accumulated cash value of the insurance policy, which will be less than the premiums paid in the early years. The Split-Dollar Agreement terminates upon the later to occur of the following:
(a) the date that Mr. Hollingsworth ceases to be an officer, director, consultant or employee of the Company for any reason other than total and permanent disability or (b) January 23, 2017. The insurance policy has been assigned to the Company as security for repayment of the amounts which the Company contributes toward payments due on such policy.

      In accordance with the terms of the Split-Dollar Agreement, the Company paid the 2002 premium in the amount of $299,697 in January and April 2002. However, due to the uncertainty surrounding the applicability of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") to split-dollar life insurance arrangements, the Company, Mr. and Mrs. Hollingsworth and the trustees of the trust agreed to the deferral of the Company's then-current obligations to pay premiums in 2003 and 2004 on the split-dollar life insurance policies until January 2005 or such earlier time as the parties mutually determined that such payments were not prohibited by the Sarbanes-Oxley Act. In November 2004, after consultation with, and receipt of an opinion from, legal counsel, the Compensation Committee of the Company's Board of Directors authorized the Company to resume the payment of premiums, including deferred premiums, as contractually required under the terms of the Split-Dollar Agreement. In November 2004, the Company paid deferred premiums totaling $600,000. The Company has recorded the cash surrender value of the policy as a long-term other asset in the accompanying balance sheets.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      While the Company is not an obligor under the vehicle service contracts it currently sells, it is an obligor under vehicle service contracts previously sold in two states. The contracts were sold to retail vehicle customers with terms, typically, ranging from two to seven years. The purchase price paid by the customer, net of the fee the Company received, was remitted to an administrator. The administrator set the pricing at a level adequate to fund expected future claims and their profit. Additionally, the administrator purchased insurance to further secure its ability to pay the claims under the contracts. The Company can become liable if the administrator and the insurance company are unable to fund future claims. Though the Company has never had to fund any claims related to these contracts, and reviews the credit worthiness of the administrator and the insurance company, it is unable to estimate the maximum potential claim exposure, but believes there will not be any future obligation to fund claims on the contracts. The Company's revenues related to these contracts were deferred at the time of sale and are being recognized over the life of the contracts. The amounts deferred are presented on the face of the balance sheets as deferred revenues.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                               QUARTER
                                      ---------------------------------------------------------       FULL
YEAR ENDED DECEMBER 31,                  FIRST         SECOND          THIRD          FOURTH          YEAR
                                      -----------   -----------    -------------    -----------    -----------
                                                           (in thousands, except per share data)
2004
Total revenues......................  $ 1,147,027    $ 1,314,901    $  1,532,407     $ 1,440,698    $ 5,435,033
Gross profit........................      183,428        198,510         229,884         219,944        831,766
Net income (loss)...................       10,487         15,714          (9,615)         11,195         27,781
Basic earnings (loss) per share.....         0.47           0.70           (0.42)           0.48           1.22
Diluted earnings (loss) per share...         0.45           0.67           (0.42)           0.47           1.18

2003
Total revenues......................  $ 1,029,791    $ 1,147,880    $  1,239,490     $ 1,101,399    $ 4,518,560
Gross profit........................      169,448        184,216         194,447         175,300        723,411
Net income..........................       14,816         19,980          21,694          19,636         76,126
Basic earnings per share............         0.66           0.89            0.96            0.87           3.38
Diluted earnings per share..........         0.64           0.86            0.92            0.84           3.26

      During the first quarter of 2004, the Company incurred a $6.4 million loss on the redemption of its outstanding 10 7/8% senior subordinated notes. See Note 8.

      During the third quarter of 2004, the Company incurred goodwill and long-lived asset impairment charges totaling $41.4 million. See Note 4.

      During the fourth quarter of 2004, the Company incurred an intangible franchise right impairment charge of $3.3 million. See Note 4.

      During the fourth quarter of 2003, the Company realized a tax benefit from the resolution of tax contingencies, resulting in a $4.8 million decrease in tax expense. See Note 13.

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

  4.4      --   Form of Subordinated Debt Securities (included in Exhibit 4.3).

 10.1*     --   Employment Agreement between the Company and B.B. Hollingsworth,
                Jr., effective March 1, 2002 (Incorporated by reference to
                Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

 10.2*     --   First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002
                (Incorporated by reference to Exhibit 10.40 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2003).

 10.3*     --   Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit
                10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.4      --   Rights Agreement between Group 1 Automotive, Inc. and
                ChaseMellon Shareholder Services, L.L.C., as rights agent, dated
                October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 Registration
                No. 333-29893).

 10.5*     --   Split Dollar Life Insurance Agreement, dated as of January 23,
                2002, between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children's Trust (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

 10.6*     --   Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended
                and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No.
                333-83260).

 10.7*     --   First Amendment to Group 1 Automotive, Inc. Deferred
                Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-115962).

 10.8*     --   1996 Stock Incentive Plan (Incorporated by reference to Exhibit
                10.7 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.9*     --   First Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 10.8 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.10*    --   Second Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

 10.11*    --   Third Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-75784).

 10.12*    --   Fourth Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration No. 333-115961).

 10.13*    --   Fifth Amendment to 1996 Stock Incentive Plan (Incorporated by
                reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 9, 2005).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

 10.14*    --   Form of Restricted Stock Agreement for Employees (Incorporated
                by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 9, 2005).

 10.15*    --   Form of Phantom Stock Agreement for Employees (Incorporated by
                reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 9, 2005).

 10.16*    --   Form of Restricted Stock Agreement for Non-Employee Directors
                (Incorporated by reference to Exhibit 10.4 of the Company's
                Current Report on Form 8-K dated March 9, 2005).

 10.17*    --   Form of Phantom Stock Agreement for Non-Employee Directors
                (Incorporated by reference to Exhibit 10.5 of the Company's
                Current Report on Form 8-K dated March 9, 2005).

 10.18*    --   Annual Incentive Plan for Executive Officers of Group 1
                Automotive, Inc. (Incorporated by reference to the section titled "Executive Officer Compensation - Adoption of Bonus
                Plan" in Item 1.01 of the Company's Current Report on Form 8-K dated March 9, 2005).

 10.19*    --   Group 1 Automotive, Inc. Director Compensation Plan
                (Incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 2004, and to the section titled
                "Director Compensation - Change in Director Compensation" in
                Item 1.01 of the Company's Current Report on Form 8-K dated
                March 9, 2005).

 10.20*    --   Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan
                (Incorporated by reference to Exhibit 10.11 of the Company's
                Registration Statement on Form S-1 Registration No. 333-29893).

 10.21*    --   First Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).

 10.22*    --   Second Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                No. 333-75754).

 10.23*    --   Third Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 Registration
                No. 333-106486).

 10.24*    --   Fourth Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 Registration
                No. 333-106486).

 10.25*    --   Fifth Amendment to Group 1 Automotive, Inc. 1998 Employee
                Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 Registration
                No. 333-106486).

 10.26     --   Fifth Amended and Restated Revolving Credit Agreement, dated as of June 2, 2003 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

 10.27     --   First Amendment to Fifth Amended and Restated Revolving Credit
                Agreement, dated as of July 25, 2003 (Incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form
                S-4 Registration No. 333-109080).

 10.28     --   Form of Ford Motor Credit Company Automotive Wholesale Plan
                Application for Wholesale Financing and Security Agreement
                (Incorporated by reference to Exhibit 10.2 of the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2003).

 10.29     --   Form of Agreement between Toyota Motor Sales, U.S.A., and
                Group 1 Automotive, Inc. (Incorporated by reference to Exhibit
                10.12 of the Company's Registration Statement on Form S-1
                Registration No. 333-29893).

 10.30     --   Form of Supplemental Agreement to General Motors Corporation
                Dealer Sales and Service Agreement (Incorporated by reference to
                Exhibit 10.13 of the Company's Registration Statement on Form
                S-1 Registration No. 333-29893).

 10.31     --   Supplemental Terms and Conditions between Ford Motor Company and
                Group 1 Automotive, Inc. dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

 10.32     --   Toyota Dealer Agreement between Gulf States Toyota, Inc. and
                Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.33     --   Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc.
                and SMC Luxury Cars, Inc. dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company's Registration
                Statement on Form S-1 Registration No. 333-29893).

 10.34     --   Form of General Motors Corporation U.S.A. Sales and Service
                Agreement (Incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 Registration No.
                333-29893).

 10.35     --   Form of Ford Motor Company Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.38 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1998).

 10.36     --   Form of Chrysler Corporation Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.39 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1998).

 10.37     --   Form of Nissan Division Dealer Sales and Service Agreement
                (Incorporated by reference to Exhibit 10.25 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2003).

 10.38     --   Form of Infiniti Division Dealer Sales and Service
                Agreement (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December
                31, 2003).

 10.39     --   Lease Agreement between Howard Pontiac GMC, Inc. and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                333-29893).

 10.40     --   Lease Agreement between Bob Howard Motors, Inc. and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                333-29893).

 10.41     --   Lease Agreement between Bob Howard Chevrolet, Inc. and Robert E.
                Howard II (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 Registration No.
                333-29893).

 10.42     --   Lease Agreement between Bob Howard Automotive-East, Inc. and
                REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended
                December 31, 2002).

 10.43     --   Lease Agreement between Howard-H, Inc. and REHCO, L.L.C.
                (Incorporated by reference to Exhibit 10.38 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2002).

 10.44     --   Lease Agreement between Howard Pontiac-GMC, Inc. and North
                Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

 10.45     --   Lease Agreement between Howard-Ford, Inc. and REHCO EAST, L.L.C.
                (Incorporated by reference to Exhibit 10.38 of the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2003).

 10.46     --   Amendment and Assignment of Lease between Howard Ford, Inc.,
                Howard-FLM, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

 10.47     --   Second Amendment to Fifth Amended and Restated Revolving Credit
                Agreement, dated as of March 8, 2005.

 10.48*    --   Sixth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock
                Purchase Plan.

 10.49*    --   Form of Incentive Stock Option Agreement for Employees.

 10.50*    --   Form of Nonstatutory Stock Option Agreement for Employees.

 11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

 14.1      --   Code of Ethics for Specified Officers of Group 1 Automotive,
                Inc., dated as of May 16, 2004.

 21.1      --   Group 1 Automotive, Inc. Subsidiary List.

 23.1      --   Consent of Ernst & Young LLP.

 31.1      --   Certification of Chief Executive Officer Under Section 302 of
                the Sarbanes-Oxley Act of 2002.

 31.2      --   Certification of Chief Financial Officer Under Section 302 of
                the Sarbanes-Oxley Act of 2002.

 32.1      --   Certification of Chief Executive Officer Under Section 906 of
                the Sarbanes-Oxley Act of 2002.

 32.2      --   Certification of Chief Financial Officer Under Section 906 of
                the Sarbanes-Oxley Act of 2002.

--------------
* Management contract or compensatory plan or arrangement