Form 10-Q
period 2005-03-31
GROUP 1 AUTOMOTIVE INC
filed 2005-05-06
CIK 1031203

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 29, 2005, the Company had 23,659,839 shares of common stock, par value $.01, outstanding.

Part I. Financial Information

Item 1. Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,443	$37,750
Contracts-in-transit and vehicle receivables, net	164,772	172,402
Accounts and notes receivable, net	76,943	76,687
Inventories	916,610	877,575
Deferred income taxes	16,842	14,755
Prepaid expenses and other current assets	21,685	26,046

Total current assets	1,224,295	1,205,215

PROPERTY AND EQUIPMENT, net	161,475	160,297
GOODWILL	371,662	366,673
INTANGIBLE FRANCHISE RIGHTS	163,334	187,135
DEFERRED COSTS RELATED TO INSURANCE POLICY AND VEHICLE SERVICE CONTRACT SALES	7,456	7,996
OTHER ASSETS	20,439	19,904

Total assets	$1,948,661	$1,947,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable	$853,328	$848,260
Current maturities of long-term debt	1,135	1,054
Accounts payable	115,147	108,920
Accrued expenses	92,773	91,528

Total current liabilities	1,062,383	1,049,762

LONG-TERM DEBT, net of current maturities	158,344	156,747
ACQUISITION LINE	76,000	84,000
DEFERRED INCOME TAXES	25,215	33,197
OTHER LIABILITIES	25,605	24,288

Total liabilities before deferred revenues	1,347,547	1,347,994

DEFERRED REVENUES	30,001	32,052
STOCKHOLDERS’ EQUITY:
Preferred stock, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 24,000,895 and 23,916,393 issued, respectively	240	239
Additional paid-in capital	267,491	265,645
Retained earnings	317,293	318,931
Accumulated other comprehensive loss	(203)	(173)
Deferred stock-based compensation	(3,875)	—
Treasury stock, at cost; 341,429 and 606,588 shares, respectively	(9,833)	(17,468)

Total stockholders’ equity	571,113	567,174

Total liabilities and stockholders’ equity	$1,948,661	$1,947,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
REVENUES:
New vehicle retail sales	$833,945	$675,977
Used vehicle retail sales	261,545	230,655
Used vehicle wholesale sales	96,194	76,191
Parts and service sales	159,460	124,020
Retail finance fees	16,240	15,562
Vehicle service contract fees	18,828	15,546
Other finance and insurance revenues, net	10,515	9,076

Total revenues	1,396,727	1,147,027

COST OF SALES:
New vehicle retail sales	774,833	628,084
Used vehicle retail sales	228,169	202,085
Used vehicle wholesale sales	96,076	77,171
Parts and service sales	73,159	56,259

Total cost of sales	1,172,237	963,599

GROSS PROFIT	224,490	183,428

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	182,282	146,664
DEPRECIATION AND AMORTIZATION EXPENSE	5,623	3,548

INCOME FROM OPERATIONS	36,585	33,216

OTHER INCOME AND (EXPENSE):
Floorplan interest expense, excludes manufacturer interest assistance	(8,665)	(4,881)
Other interest expense, net	(5,124)	(5,138)
Loss on redemption of senior subordinated notes	—	(6,381)
Other expense, net	(11)	(24)

INCOME BEFORE INCOME TAXES	22,785	16,792
PROVISION FOR INCOME TAXES	8,385	6,305

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	14,400	10,487
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX BENEFIT OF $10,231	(16,038)	—

NET INCOME (LOSS)	$(1,638)	$10,487

EARNINGS (LOSS) PER SHARE:
Income before cumulative effect of a change in accounting principle — Basic	$0.61	$0.47
Cumulative effect of a change in accounting principle — Basic	(0.68)	—

Net income (loss) — Basic	$(0.07)	$0.47

Income before cumulative effect of a change in accounting principle — Diluted	$0.60	$0.45
Cumulative effect of a change in accounting principle — Diluted	(0.67)	—

Net income (loss) — Diluted	$(0.07)	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,453,176	22,523,499
Diluted	23,885,574	23,389,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,638)	$10,487
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	16,038	—
Depreciation and amortization	5,623	3,548
Amortization of debt discount and issue costs	506	540
Amortization of deferred compensation	152	—
Deferred income taxes	1,009	1,047
Tax benefit from options exercised	1,148	449
Provision for doubtful accounts and uncollectible notes	219	(63)
Losses on sales of assets	45	23
Loss on repurchase of senior subordinated notes	—	6,381
Changes in operating assets and liabilities, net of effects of acquisitions:
Contracts-in-transit and vehicle receivables	7,630	3,094
Accounts receivable	(556)	(3,936)
Inventories	(28,497)	(60,497)
Prepaid expenses and other assets	6,096	(861)
Floorplan notes payable	7,748	53,511
Accounts payable and accrued expenses	5,793	5,372
Deferred revenues	(2,051)	(2,903)

Net cash provided by operating activities	19,265	17,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	—	(675)
Collections on notes receivable	—	420
Purchases of property and equipment	(12,145)	(14,992)
Proceeds from sales of property and equipment	6,263	88
Purchases of restricted investments	(412)	(659)
Maturities of restricted investments	138	87
Decrease in restricted cash	361	1,034
Cash paid in acquisitions, net of cash received	(7,476)	(43,690)

Net cash used in investing activities	(13,271)	(58,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit facility	(20,292)	132,023
Principal payments of long-term debt	(315)	(255)
Repurchase of senior subordinated notes	—	(79,479)
Proceeds from issuance of common stock to benefit plans	4,306	2,256
Repurchase of common stock, amounts based on settlement date	—	(7,019)

Net cash provided by (used in) financing activities	(16,301)	47,526

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,307)	7,053
CASH AND CASH EQUIVALENTS, beginning of period	37,750	26,483

CASH AND CASH EQUIVALENTS, end of period	$27,443	$33,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (received from):
Interest	$16,833	$19,372
Income taxes, net of refunds received	$594	$(229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

     Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, New York, Oklahoma and Texas. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”

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

     Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Intangible Franchise Rights

     The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill in the accompanying consolidated balance sheets at March 31, 2005 and December 31, 2004. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate assets and, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment.

     At the September 2004 meeting of the Emerging Issues Task Force, the SEC staff issued Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”) which states that for business combinations after September 29, 2004, the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct value method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under SFAS No. 141, “Business Combinations.” Additionally, registrants who have applied a residual method to the valuation of intangible assets for purposes of impairment testing under SFAS No. 142, shall perform an impairment test using a direct value method on all intangible assets that were previously valued using a residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004.

     In performing this transitional impairment test as of January 1, 2005, the Company tested the carrying value of each individual franchise right that had been recorded for impairment by using a discounted cash flow model. Included in this “direct” analysis were assumptions, at a dealership level, regarding which cash flow streams were directly attributable to each dealership’s franchise rights, revenue growth rates, future gross margins and future selling, general and administrative expenses. Using an estimated weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, the Company calculated the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce.

     For some of the Company’s dealerships, this transitional impairment test resulted in an estimated fair value that was less than the carrying value of their intangible franchise rights. As a result, a non-cash charge of $16.0 million, net of deferred taxes of $10.2 million, was recorded as a cumulative effect of a change in accounting principle in accordance with the transitional rules of EITF D-108 in the three months ended March 31, 2005. Any future impairment charges will be recorded as a component of operating income in the Company’s consolidated statement of operations.

     Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, compensation expense for stock-based awards is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the common stock. The Company grants options at prices equal to the market price of its common stock on the date of grant and therefore does not record compensation expense related to these grants. Additionally, no compensation expense is recorded for shares issued pursuant to the employee stock purchase plan, as it is a “noncompensatory” plan, as that term is defined in APB No. 25.

     In March 2005, the Company’s directors and certain employees were granted restricted stock awards or, at their election, phantom stock awards, covering a total of 144,712 common shares, pursuant to the Company’s 1996 Stock Incentive Plan, as amended. The shares of restricted stock are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods ranging from six months to five years. As both of these awards are fixed, compensation was measured at the date of grant and recorded as a deferred charge to stockholders’equity. This deferred stock-based compensation will be amortized ratably to income over the vesting periods of the individual awards.

     SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” requires companies that continue to account for stock-based compensation in accordance with APB No. 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to the Company’s stock-based employee compensation plans. Under the provisions of SFAS No. 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant and compensation cost is amortized over the applicable vesting period.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$(1,638)	$10,487
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	95	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(643)	(1,292)

Pro forma net income (loss)	$(2,186)	$9,195

Earnings (loss) per share:
Basic – as reported	$(0.07)	$0.47
Basic – pro forma	$(0.09)	$0.41

Diluted – as reported	$(0.07)	$0.45
Diluted – pro forma	$(0.09)	$0.39

     Income Taxes

     The Company operates in 11 different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each state.

     The effective income tax rate of 36.8% and 37.5% of pretax income for the three months ended March 31, 2005 and 2004, respectively, differed from the federal statutory rate of 35% due primarily to the impact of state income taxes.

     Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options and other share-based payments. The standard was initially effective beginning in the third quarter of 2005, but on April 15, 2005, the SEC amended the required adoption period to be the first interim period of a registrant’s fiscal year beginning after June 15, 2005. As a result of this amended requirement, the Company must adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The impact on the Company’s net income will include the remaining amortization of the fair value of existing stock-based awards currently disclosed as pro forma expense above, and is contingent upon the number and form of future grants and the determination of the appropriate valuation model. The Company is evaluating the requirements of SFAS No. 123(R), has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under SFAS No. 123 presented above.

     Reclassifications

     Certain reclassifications have been made to the prior period to conform to the current period presentation.

3. EARNINGS (LOSS) PER SHARE:

     Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands, except per share amounts)
Income before cumulative effect of a change in accounting principle	$14,400	$10,487
Cumulative effect of a change in accounting principle, net of tax benefit	(16,038)	—

Net income (loss)	$(1,638)	$10,487

Weighted average basic shares outstanding	23,453,176	22,523,499
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	432,398	866,306

Weighted average diluted shares outstanding	23,885,574	23,389,805

Earnings (loss) per share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.61	$0.47
Cumulative effect of a change in accounting principle	(0.68)	—

Net income (loss)	$(0.07)	$0.47

Diluted:
Income before cumulative effect of a change in accounting principle	$0.60	$0.45
Cumulative effect of a change in accounting principle	(0.67)	—

Net income (loss)	$(0.07)	$0.45

4. RELATED PARTY TRANSACTION:

     In February 2005, the Company sold a recently acquired parcel of land to one of its platform presidents for approximately $4.2 million, the same amount the Company paid to a third party for the land in November 2004. Upon completion of a new dealership facility on the property, the Company will lease the land and new facility back from the platform president under terms to be finalized upon completion of the new facility.

5. COMPREHENSIVE INCOME (LOSS):

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income (loss)	$(1,638)	$10,487
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of tax	—	320
Unrealized losses on available for sale securities, net of tax	(30)	—

Comprehensive income (loss)	$(1,668)	$10,807

6. COMMITMENTS AND CONTINGENCIES:

     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.

     The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the

TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order. The defendants notified the U.S Supreme Court that they would not respond to the writ unless requested to do so by the Court. Also in February 2005, settlement discussions with the plaintiffs in the three cases culminated in formal settlement offers pursuant to which the Company could settle the state and federal cases. The Company has not entered into the settlements at this time, and, if it does, the settlements will be contingent upon court approval. The estimated expense of the proposed settlements includes the Company’s dealerships issuing certificates for discounts off future vehicle purchases, refunding cash in some circumstances, and paying attorneys’ fees and certain costs. Dealers participating in the settlements would agree to certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. The estimated expense of the proposed settlements of $1.5 million has been included in accrued expenses in the accompanying consolidated financial statements. If the Company does not enter into the settlements, or if the settlements are not approved, it will continue to vigorously assert available defenses in connection with these lawsuits. While the Company does not believe this litigation will have a material adverse effect on its financial position, results of operations or cash flows, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.

     Other than the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position or results of operations.

7. SUBSEQUENT EVENTS:

     On April 9, 2005, B.B. Hollingsworth, Jr. resigned as President, Chief Executive Officer and Chairman of the Board. The Board of Directors elected Earl J. Hesterberg, Jr. to succeed Mr. Hollingsworth as President and Chief Executive Officer and as a director of the Company. In addition, the Board appointed John L. Adams, the Company’s current presiding director, as non-executive Chairman of the Board.

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

Overview

     We are a leading operator in the $1 trillion automotive retailing industry. As of March 31, 2005, we owned and operated 142 dealership franchises, representing 33 brands, primarily located in major metropolitan markets in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Jersey, New Mexico, New York, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 31 collision service centers.

     Our operating results reflect the combined performance of each of our inter-related business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services.

     Our operations are also subject to seasonal variations as demand for automobiles is generally lower during the winter months than in other seasons. A greater amount of vehicle sales generally occurs in the second and third quarters of each year due in part to weather-related factors, consumer buying patterns, the historical timing of major manufacturer incentive programs, and the introduction of new vehicle models. Accordingly, we expect our operating results to be higher in the second and third quarters as compared to the first and fourth quarters.

     For the three months ended March 31, 2005, we reported a net loss of $1.6 million and a diluted loss per share of $0.07, compared to net income of $10.5 million and diluted earnings per share of $0.45, during the first three months of 2004. The following items significantly affected our financial position and results of operations in 2005 and 2004, and may cause our reported results to not be comparable or indicative of our future performance.

Three Months Ended March 31, 2005:

•	Cumulative Effect of a Change in Accounting Principle: For some of our dealerships, our adoption of EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” resulted in intangible franchise rights having carrying values that were in excess of their fair values. This required us to write-off the excess value of $16.0 million, net of deferred taxes of $10.2 million, or $0.67 per diluted share, as a cumulative effect of a change in accounting principle.

Three Months Ended March 31, 2004:

•	Loss on Redemption of Senior Subordinated Notes: In March 2004, we completed the redemption of all of our outstanding 10 7/8% senior subordinated notes and incurred a $6.4 million pretax charge, $4.0 million on an after-tax basis, or $0.17 per diluted share.

     For the three months ended March 31, 2005, as compared to the same period during 2004, our consolidated revenues increased 21.8% and our consolidated gross profit increased 22.4%, both primarily a result of acquisitions closed during 2004. During the first quarter of 2005, our same store revenues increased 0.1%, when compared to the same period of 2004, primarily due to increased wholesale parts sales, while our same store gross profit increased 1.7% primarily due to the increase in wholesale parts revenue and improved results from the sale of used vehicles in wholesale markets.

     During the first quarter of 2005, we realized a slight improvement in consolidated gross margin, to 16.1% from 16.0% in the comparable period in 2004. This improvement, however, was more than offset by increases in selling, general and administrative expenses and depreciation and amortization expense during the first quarter of 2005, as compared to the first quarter of 2004, resulting in a decrease in operating margin from 2.9% in 2004 to 2.6% in 2005. Finally, we had a 77.5% increase in floorplan interest expense, resulting from higher average borrowings and an increase in average interest rates.

     We address these items, and other variances between the periods presented, in the results of operations section below.

Critical Accounting Policies and Accounting Estimates

     Our condensed consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. We disclosed our critical accounting policies and estimates in our 2004 Annual Report on Form 10-K. With the exception of the discussion below regarding a change to our method of valuation of intangible franchise rights, no significant changes have occurred since that time.

     Intangible Franchise Rights. Our only significant identified intangible assets, other than goodwill, are rights under our franchise agreements with manufacturers. We expect these franchise agreements to continue for an indefinite period but, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period. Therefore, we do not amortize the carrying amount of our franchise rights. Franchise rights acquired in acquisitions prior to July 1, 2001, were not separately recorded, but were recorded and amortized as part of goodwill and remain a part of goodwill at March 31, 2005 and December 31, 2004 in the accompanying consolidated balance sheets. Like goodwill, and in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we test our franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment, using a fair-value method.

     At the September 2004 meeting of the Emerging Issues Task Force, the SEC staff issued Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” which states that for business combinations after September 29, 2004, the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct value method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under SFAS No. 141, “Business Combinations.” Additionally, registrants who have applied a residual method to the valuation of intangible assets for purposes of impairment testing under SFAS No. 142, shall perform an impairment test using a direct value method on all intangible assets that were previously valued using a residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004.

     To test the carrying value of each individual franchise right for impairment under EITF D-108, we use a discounted cash flow based approach. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise right, revenue growth rates, future gross margins and future selling, general and administrative expenses. Using an estimated weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, we calculate the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce.

     For some of the Company’s dealerships, the adoption of the annual impairment provisions as of January 1, 2005 resulted in a fair value that was less than the carrying value of their intangible franchise rights. As a result, a non-cash charge of $16.0 million, net of deferred taxes of $10.2 million, was recorded as a cumulative effect of a change in accounting principle in accordance with the transitional rules of EITF D-108 in the three months ended March 31, 2005. Any future impairment charges will be recorded as a component of operating income in the Company’s consolidated statement of operations.

     If any one of the above assumptions changes, including in some cases small changes, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the intangible franchise right associated with the applicable dealership. For example, if our assumptions regarding the future interest rates used in our estimate of weighted average cost of capital change by 100 basis points, and all other assumptions remain constant, the non-cash charge would change by $3.9 million.

Results of Operations

     The following tables present comparative financial and non-financial data for the three months ended March 31, 2005 and 2004 of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last month it was owned. Same Store results also include the activities of the corporate office.

New Vehicle Retail Data
(dollars in thousands,
except per unit amounts)

	Three Months Ended March 31,
	2005	% Change	2004
Retail Unit Sales
Same Stores	24,086	(1.4)%	24,432
Transactions	4,747		—

Total	28,833	18.0%	24,432

Retail Sales Revenues
Same Stores	$675,505	(0.1)%	$675,977
Transactions	158,440		—

Total	$833,945	23.4%	$675,977

Gross Profit
Same Stores	$48,034	0.3%	$47,893
Transactions	11,078		—

Total	$59,112	23.4%	$47,893

Gross Profit per Retail
Unit Sold
Same Stores	$1,994	1.7%	$1,960
Transactions	$2,334
Total	$2,050	4.6%	$1,960

Gross Margin
Same Stores	7.1%		7.1%
Transactions	7.0%
Total	7.1%		7.1%

Inventory Days Supply(1)
Same Stores	68	(10.5)%	76
Transactions	78
Total	69	(9.2)%	76

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

     During the first quarter of 2005, as compared to 2004, our new vehicle revenues and gross profit both increased 23.4%. These increases were attributable to acquisitions completed during 2004, as Same Store results were relatively unchanged. Our new vehicle gross margin was 7.1% during both periods, however our consolidated gross profit per retail unit sold has risen 4.6%, from $1,960 per unit in 2004, to $2,050 per unit in 2005. This increase was due to the favorable impact of luxury franchises acquired last year, which generally yield higher profits than domestic or import non-luxury franchises, and a 1.7% increase in Same Store gross profit per retail unit sold. Although Same Store unit sales decreased in 2005 from 2004, our Same Store average gross profit per retail unit sold increased $34, primarily due to a $27 increase in floorplan assistance received from manufacturers as a result of rising interest rates.

     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. Although certain of our manufacturers offer assistance that varies with changes in interest rates, albeit on a lag from changes in the underlying interest rates, other of our manufacturers’ assistance is relatively fixed. For Group 1, this assistance has ranged from approximately 77% to 158% of our total floorplan interest expense over the past five years. For the first quarter of 2005 as compared to 2004, this ratio declined from 137% to 94%, primarily due to rising interest rates. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which impacts the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended March 31, 2005 and 2004, was $8.2 million and $6.7 million, respectively.

     Same Store unit sales decreased slightly as sales of Ford and Dodge units declined by 9.1% and 23.2%, respectively, partially offset by increases in sales of Toyota/Scion, Nissan and Chrysler models by 7.4%, 10.1% and 39.1%, respectively, in addition to slight variances between other brands. We believe these changes are consistent with industry trends for our brands and markets. The following table sets forth our top ten Same Store brands sold during each period presented, based on retail unit sales volume.

	Same Store
	New Vehicle Units Sold for the
	Three Months Ended March 31,
	2005	2004	% Change
Toyota/Scion	5,739	5,343	7.4%
Ford	4,362	4,801	(9.1)
Nissan	2,654	2,411	10.1
Honda	2,066	2,093	(1.3)
Chevrolet	1,827	1,828	(0.1)
Dodge	1,347	1,754	(23.2)
Lexus	1,190	1,229	(3.2)
Chrysler	776	558	39.1
Jeep	634	692	(8.4)
Acura	446	428	4.2
Other	3,045	3,295	(7.6)

Total	24,086	24,432	(1.4)

     Finally, our days supply of new vehicle inventory continues to decrease, from 76 days’ supply at March 31, 2004, to 69 days’ supply at March 31, 2005, as we work towards our target level of 60 days’ supply. Our 69 days’ supply at March 31, 2005, was negatively impacted by our domestic inventory, which stood at 98 days’ supply, versus our import brands in which we had a 49 days’ supply.

Used Vehicle Retail Data
(dollars in thousands,
except per unit amounts)

	Three Months Ended March 31,
	2005	% Change	2004
Retail Unit Sales
Same Stores	15,222	(6.0)%	16,186
Transactions	2,020		—

Total	17,242	6.5%	16,186

Retail Sales Revenues
Same Stores	$223,671	(3.0)%	$230,655
Transactions	37,874		—

Total	$261,545	13.4%	$230,655

Gross Profit
Same Stores	$28,646	0.3%	$28,570
Transactions	4,730		—

Total	$33,376	16.8%	$28,570

Gross Profit per Retail
Unit Sold
Same Stores	$1,882	6.6%	$1,765
Transactions	$2,342
Total	$1,936	9.7%	$1,765

Gross Margin
Same Stores	12.8%		12.4%
Transactions	12.5%
Total	12.8%		12.4%

Used Vehicle Wholesale Data
(dollars in thousands,
except per unit amounts)

	Three Months Ended March 31,
	2005	% Change	2004
Wholesale Unit Sales
Same Stores	10,696	(0.9)%	10,790
Transactions	1,752		—

Total	12,448	15.4%	10,790

Wholesale Sales Revenues
Same Stores	$80,002	5.0%	$76,191
Transactions	16,192		—

Total	$96,194	26.3%	$76,191

Gross Profit (Loss)
Same Stores	$149	115.2%	$(980)
Transactions	(31)		—

Total	$118	112.0%	$(980)

Wholesale Profit (Loss) per
Wholesale Unit Sold
Same Stores	$14	115.4%	$(91)
Transactions	$(18)
Total	$9	109.9%	$(91)

Gross Margin
Same Stores	0.2%		(1.3)%
Transactions	(0.2)%
Total	0.1%		(1.3)%

Total Used Vehicle Data
(dollars in thousands,
except per unit amounts)

	Three Months Ended March 31,
	2005	% Change	2004
Used Vehicle Unit Sales
Same Stores	25,918	(3.9)%	26,976
Transactions	3,772		—

Total	29,690	10.1%	26,976

Sales Revenues
Same Stores	$303,673	(1.0)%	$306,846
Transactions	54,066		—

Total	$357,739	16.6%	$306,846

Gross Profit
Same Stores	$28,795	4.4%	$27,590
Transactions	4,699		—

Total	$33,494	21.4%	$27,590

Gross Profit per Used Vehicle
Unit Sold
Same Stores	$1,111	8.6%	$1,023
Transactions	$1,246
Total	$1,128	10.3%	$1,023

Gross Margin
Same Stores	9.5%		9.0%
Transactions	8.7%
Total	9.4%		9.0%

Inventory Days Supply (1)
Same Stores	26	0.0%	26
Transactions	30
Total	26	0.0%	26

Adjusted Used Gross Profit per Retail Unit Sold (2)
Same Stores	$1,892	11.0%	$1,705
Transactions	$2,326
Total	$1,943	14.0%	$1,705

Adjusted Used Gross Margin (3)
Same Stores	12.9%		12.0%
Transactions	12.4%
Total	12.8%		12.0%

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

(2)	Adjusted used gross profit per retail unit sold equals total gross profit, which includes net wholesale profit or loss, divided by retail unit sales. The net profit or loss on wholesale vehicle sales is included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.

(3)	Adjusted used gross margin equals total gross profit, which includes net wholesale profit or loss, divided by retail sales revenues. The net profit or loss on wholesale vehicle sales is included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.

     Our used vehicle results are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, and the availability of consumer credit. During the first quarter of 2005, we experienced a decline in same store retail sales of used vehicle units, offset by the benefit received from acquisitions. During this same period, however, pricing continued to stabilize and our adjusted retail sales gross margin increased from 12.0% in 2004 to 12.8% in 2005.

     For the three months ended March 31, 2005, compared to 2004, our Same Store locations sold 6.0% fewer retail used vehicles, but realized a 6.6% increase in average gross profit per retail unit sold. We believe that our decline in retail unit sales volume is consistent with overall results for used vehicles in the markets in which we operate. In addition to the increase in average gross profit per retail unit sold, we also had significant improvement from the Same Store sale of used vehicles in wholesale markets, which when taken together resulted in a 8.6% increase in our Same Store average gross profit per used vehicle sold.

     The dealerships we acquired during 2004, although yielding a lower used vehicle retail gross margin than our Same Stores, realized a higher average gross profit per retail vehicle sold than our Same Stores. We believe both of these factors result from the impact of luxury dealerships acquired, whose used vehicle businesses typically have higher retail sales prices and higher gross profit per unit sold.

     Finally, our days supply of used vehicle inventory has remained consistent at 26 days’ supply, which is below our target of 30 days.

Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2005	% Change	2004
Parts and Service Revenues
Same Stores	$128,575	3.7%	$124,020
Transactions	30,885		—

Total	$159,460	28.6%	$124,020

Gross Profit
Same Stores	$69,558	2.7%	$67,761
Transactions	16,743		—

Total	$86,301	27.4%	$67,761

Gross Margin
Same Stores	54.1%		54.6%
Transactions	54.2%
Total	54.1%		54.6%

     Our Same Store parts and service revenues have increased primarily as a result of a 12.4% increase in our wholesale parts business and a 1.4% increase in our retail parts and service businesses. Since our wholesale parts business generally realizes lower gross margins than our retail parts and service businesses, this change in mix has caused our overall parts and service gross margin to decline. Wholesale parts increased from 20.8% of our Same Store parts and service sales during the first three months of 2004 to 22.5% of our sales in 2005.

Finance and Insurance Data
(dollars in thousands,
except per unit amounts)

	Three Months Ended March 31,
	2005	% Change	2004
Retail New and Used
Unit Sales
Same Stores	39,308	(3.2)%	40,618
Transactions	6,767		—

Total	46,075	13.4%	40,618

Retail Finance Fees
Same Stores	$14,106	(9.4)%	$15,562
Transactions	2,134		—

Total	$16,240	4.4%	$15,562

Vehicle Service Contract Fees
Same Stores	$16,741	7.7%	$15,546
Transactions	2,087		—

Total	$18,828	21.1%	$15,546

Insurance and Other
Same Stores	$9,292	2.4%	$9,076
Transactions	1,223		—

Total	$10,515	15.9%	$9,076

Total
Same Stores	$40,139	(0.1)%	$40,184
Transactions	5,444		—

Total	$45,583	13.4%	$40,184

Finance and Insurance
Revenues per Unit Sold
Same Stores	$1,021	3.2%	$989
Transactions	$804
Total	$989	0.0%	$989

     Our finance and insurance revenues per retail unit sold was unchanged during the first three months of 2005, as compared to 2004, as Same Store increases were offset by the impact from prior year acquisitions, which generally had lower penetration of finance and insurance products on sales of new and used vehicles than our existing stores.

     Although we saw slight increases in our penetration rate of finance products, our 2005 Same Store retail finance fees decreased 9.4%, as compared to 2004, due to a 3.2% decrease in unit sales, a $24 decline in the average revenue per transaction and a $0.6 million increase in chargeback expense. The increase in chargeback expense is due to an increase in customer refinancing activity, in which a customer obtains a new, lower rate loan from a third party source in order to replace the original loan offered to obtain upfront manufacturer incentives.

     Our 2005 Same Store vehicle service contract fees increased 7.7%, as compared to 2004, as a result of a 5.1% increase in penetration of contracts sold with new vehicles and a $43 increase in the average revenue per transaction, partially offset by the decrease in vehicles sold and a 6.5% decline in the penetration of contracts sold with used vehicles.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2005	% Change	2004
Personnel
Same Stores	$91,096	3.7%	$87,858
Transactions	18,779		—

Total	$109,875	25.1%	$87,858

Advertising
Same Stores	$13,657	(7.6)%	$14,777
Transactions	2,913		—

Total	$16,570	12.1%	$14,777

Rent and Facility Costs
Same Stores	$18,339	1.2%	$18,116
Transactions	4,019		—

Total	$22,358	23.4%	$18,116

Other SG&A
Same Stores	$27,877	7.6%	$25,913
Transactions	5,602		—

Total	$33,479	29.2%	$25,913

Total SG&A
Same Stores	$150,969	2.9%	$146,664
Transactions	31,313		—

Total	$182,282	24.3%	$146,664

Total Gross Profit
Same Stores	$186,526	1.7%	$183,428
Transactions	37,964		—

Total	$224,490	22.4%	$183,428

SG&A as % of Gross Profit
Same Stores	80.9%		80.0%
Transactions	82.5%
Total	81.2%		80.0%

     Our selling, general and administrative (SG&A) expenses consist primarily of salaries, commissions and incentive-based compensation, as well as advertising, rent and other miscellaneous expenses. We believe that our personnel and advertising expenses are variable and can be adjusted in response to changing business conditions. In such a case, however, it may take us several months to adjust our cost structure, or we may elect not to fully adjust a variable component, such as advertising expenses.

     SG&A expenses increased as a percentage of gross profit from 80.0% during 2004 to 81.2% in 2005. This increase resulted primarily from increases in corporate-level personnel to address the management needs of our growing operations and Same Store non-variable costs, partially offset by a reduction in advertising expenses. Acquisitions also had a negative effect on our overall percentage of gross profit, as the SG&A levels of acquired stores were higher than our Same Store average. Excluding the increases attributed to corporate-level personnel, the increase in personnel related costs was consistent with the increase noted in Same Store gross profit, as our commissioned salespeople and platform management compensation is closely tied to dealership gross profit.

     Advertising expense is managed locally and will vary period to period based upon current trends, market factors and other circumstances in each individual market.

     The 1.2% increase in Same Store rent and facility costs is primarily due to rent increases associated with new facilities and index-adjusted rent increases on existing facilities.

     Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. During the first quarter of 2005, as compared to the same period of 2004, these Same Store expenses increased $2.0 million primarily as a result of the following:

•	We incurred $0.6 million of higher losses from our property and casualty retained risk program, primarily from a hailstorm at one of our Austin, Texas dealerships;

•	We had a $1.0 million increase in accrued professional fees, primarily related to the assessment and testing of our internal control environment in accordance with Section 404 of the Sarbanes-Oxley Act and an increase in legal fees and expenses; and

•	We had a $0.6 million increase in vehicle delivery expenses, primarily due to higher fuel costs.

Depreciation and Amortization Expense
(dollars in thousands)

	Three Months Ended March 31,
	2005	% Change	2004
Same Stores	$4,933	39.0%	$3,548
Transactions	690		—

Total	$5,623	58.5%	$3,548

     Our Same Store depreciation and amortization expense increased primarily as a result of a $1.0 million charge resulting from an adjustment made to the depreciable lives of certain of our leasehold improvements to better reflect their remaining useful lives. In addition, we had an increase due to a number of facility additions, including service bay expansions, facility upgrades and manufacturer required image renovations completed during the last year.

Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2005	% Change	2004
Same Stores	$7,155	46.6%	$4,881
Transactions	1,510		—

Total	$8,665	77.5%	$4,881

     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense increased during the three months ended March 31, 2005, compared to 2004, as a result of an approximate 150 basis point increase in weighted average interest rates and an approximate $98.8 million increase in weighted average borrowings outstanding between the periods. The increase in weighted average borrowings was primarily a result of the use of the proceeds from our 8 1/4% senior subordinated notes offering in August 2003 to temporarily pay down our floorplan notes payable in 2004. These funds were partially redrawn in March 2004 to fund the redemption of our 10 7/8% senior subordinated notes, and fully used by the end of 2004 for the funding of acquisitions.

Other Interest Expense, net

     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, decreased slightly as an approximate 160 basis point decrease in weighted average interest rates was offset by an approximate $39.4 million increase in weighted average borrowings outstanding between the periods. During 2005, our average debt outstanding increased, as compared to the average for the three months ended March 31, 2004, as a result of borrowings under our acquisition line in 2005 which carried a lower interest rate than the 10 7/8% senior subordinated notes that were redeemed in March 2004.

Loss on Redemption of Senior Subordinated Notes

     On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. We incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred financing costs.

Provision for Income Taxes

     Our provision for income taxes, excluding the tax benefit associated with the cumulative effect of a change in accounting principle discussed below, increased $2.1 million to $8.4 million for the three months ended March 31, 2005, from $6.3 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, our effective tax rate decreased to

36.8%, from 37.5% for the three months ended March 31, 2004, due primarily to varying state income tax rates and changes to the distribution of our earnings in those states.

Cumulative Effect of a Change in Accounting Principle

     At the September 2004 meeting of the Emerging Issues Task Force, the SEC staff issued Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” which states that a residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct value method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under SFAS No. 141, “Business Combinations.” Registrants who have applied a residual method to the valuation of intangible assets other than goodwill for purposes of impairment testing under SFAS No. 142, “Goodwill and Other Intangible Assets,” shall perform a transitional impairment test using a direct value method on all intangible assets other than goodwill that were previously valued using another method by no later than the beginning of their first fiscal year beginning after December 15, 2004.

     Our adoption of EITF D-108 in the first quarter resulted in some of our dealerships having intangible franchise rights carrying values that were in excess of their estimated fair values. This required us to record the excess of the carrying value over the fair value of $16.0 million, net of deferred taxes of $10.2 million, as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

     Our liquidity and capital resources are primarily derived from cash on hand, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based on current facts and circumstances we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for 2005. If our capital expenditures or acquisition plans for 2005 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

     As of March 31, 2005, our total cash on hand was $27.4 million.

     Cash Flows. The following is a discussion of our cash flows for the three months ended March 31, 2005 and 2004.

     Operating activities. For the three months ended March 31, 2005, we generated $19.3 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges, including the $16.0 million after-tax charge related to the change in accounting principle.

     For the three months ended March 31, 2004, we generated $17.9 million of cash flow from operations, primarily driven by net income, after adding back depreciation and amortization and the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes.

     Investing activities. During the first three months of 2005, we used approximately $13.3 million in investing activities. We used $7.5 million for acquisitions, net of cash received, and $12.1 million for purchases of property and equipment. Approximately $9.4 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $6.3 million in proceeds from sales of property and equipment.

     During the first three months of 2004, the $58.4 million of cash used in investing activities included $43.7 million of cash used in acquisitions, net of cash received, and $15.0 million for purchases of property and equipment. Approximately $11.7 million of the property and equipment purchases were for the purchase of land and construction of new or expanded facilities.

     Financing activities. We used approximately $16.3 million in financing activities during the three months ended March 31, 2005, primarily to repay borrowings under our revolving credit facility.

     We obtained approximately $47.5 million from financing activities during the first quarter of 2004, primarily from borrowings under our revolving credit facility. Partially offsetting the funds obtained through borrowings was the use of $79.5 million to complete the redemption of all of our 10 7/8% senior subordinated notes. We also spent $7.0 million repurchasing our common stock in the first quarter of 2004.

     Working Capital. At March 31, 2005, we had working capital of $161.9 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 55% of the aggregate book value of our used vehicle inventory.

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

     Revolving Credit Facility. This facility matures in June 2006 and provides a total of $937.0 million of financing. We can further expand the facility to its maximum commitment of $1.0 billion, subject to participating lender approval. This facility consists of two tranches: $769.2 million for floorplan financing, which we refer to as the floorplan tranche, and $162.8 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the acquisition line. The floorplan tranche bears interest at rates equal to LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. The acquisition line bears interest at LIBOR plus a margin that ranges from 175 to 325 basis points, depending on our leverage ratio.

     Our revolving credit facility contains various covenants including financial ratios, such as fixed-charge coverage and interest coverage, and a minimum net worth requirement, among others, as well as additional maintenance requirements. We were in compliance with these covenants at March 31, 2005.

     Our group of lenders is comprised of 13 major financial institutions, including two manufacturer captive finance companies. As of March 31, 2005, $78.7 million was available, after deducting $8.0 million for outstanding letters of credit, to be drawn under the acquisition line, and $146.7 million was available to be drawn under the floorplan tranche for inventory purchases.

     Ford Motor Credit Facility. We have a separate floorplan financing arrangement with Ford Motor Credit Company, which we refer to as the FMCC facility, to provide financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The FMCC facility, which matures in June 2006, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. As of March 31, 2005, $89.4 million was available for inventory purchases under the FMCC facility. We expect the net cost of our borrowings under the FMCC facility, after all incentives, to be slightly higher than the cost of borrowing under the floorplan tranche of our revolving credit facility.

     The following table summarizes the current position of our credit facilities as of March 31, 2005:

	Total
Credit Facility	Commitment	Outstanding	Available
	(in thousands)
Floorplan Tranche	$769,247	$622,514	$146,733
Acquisition Line (1)(2)	162,753	84,019	78,734

Total Revolving Credit Facility	932,000	706,533	225,467

FMCC Facility	300,000	210,632	89,368

Total Credit Facilities	$1,232,000	$917,165	$314,835

(1)	The outstanding balance at March 31, 2005 includes $8.0 million of letters of credit.

(2)	The total commitment reflects the aggregate commitment of $167.8 million less $5.0 million of reserves as required by the lenders.

Uses of Liquidity and Capital Resources

     Senior Subordinated Notes Redemption. On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, was $79.5 million.

     Capital Expenditures. Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, or manufacturer imaging programs. During 2005, we plan to invest approximately $55.2 million to expand or relocate 11 existing facilities, prepare six new facilities for operations, perform manufacturer required imaging projects at four locations, buyout an existing operating lease and purchase equipment for new and expanded facilities. We have agreed to sell and leaseback four of the projects scheduled for completion during 2005. Expected total proceeds from the sales of these construction projects is estimated at approximately $15.7 million, resulting in net capital expenditures for new and expanded operations of

$39.5 million. Upon sale, we will begin leasing the facilities from the buyers, resulting in an estimated incremental annual rent expense of $1.5 million per year.

     Acquisitions. Our acquisition target for 2005 is to complete strategic acquisitions that have approximately $300.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our credit facility. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 15% to 20% of the annual revenue. Thus, our targeted acquisition budget of $300.0 million is expected to cost between $45.0 and $60.0 million.

     Stock Repurchases. In March 2004, our board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management’s judgment and the restrictions of our various debt agreements. As of March 31, 2005, $18.9 million remained under the board of directors’ March 2004 authorization. This amount is less than the amount permitted under the indenture governing our 8 1/4% senior subordinated notes, our most restrictive agreement with respect to stock repurchases. The amount we are able to repurchase under this indenture adjusts based on future net income and issuances of common stock.

Cautionary Statement about Forward-Looking Statements

     This quarterly report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations with respect to, among other things:
•	our future operating performance;
•	our ability to improve our margins;
•	operating cash flows and availability of capital;
•	the completion of future acquisitions;
•	the future revenues of acquired dealerships;
•	future stock repurchases;
•	capital expenditures;
•	changes in sales volumes in the new and used vehicle and parts and service markets;
•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industrywide inventory levels; and
•	availability of financing for inventory and working capital.

     Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
•	the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;
•	adverse international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;
•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;
•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, DaimlerChrysler, General Motors, Honda/Acura and Nissan/Infiniti, may not continue to produce or make available to us vehicles that are in high demand by our customers;
•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;
•	our dealership operations may not perform at expected levels or achieve expected improvements;
•	our failure to achieve expected future cost savings or future costs being higher than we expect;
•	available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities and repurchase shares;
•	our cost of financing could increase significantly;
•	new accounting standards could materially impact our reported earnings per share;
•	our inability to complete additional acquisitions or changes in the pace of acquisitions;
•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;
•	our loss of key personnel;
•	competition in our industry may impact our operations or our ability to complete acquisitions;
•	the failure to achieve expected sales volumes from our new franchises;
•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and
•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

     These factors, as well as additional factors that could affect our operating results and performance are described in our Form 10-K under the headings “Business – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We urge you to carefully consider those factors.

     All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no duty to update the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Information about our market sensitive financial instruments updates was provided as of December 31, 2004, in our Annual Report on Form 10-K. There have been no significant changes in our market risk from those disclosed at that time during the three months ended March 31, 2005.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005, to ensure that material information was accumulated, and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     During the three months ended March 31, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.

     The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order. The defendants notified the U.S. Supreme Court that they would not respond to the writ unless requested to do so by the Court. Also in February 2005, settlement discussions with the plaintiffs in the three cases culminated in formal settlement offers pursuant to which the Company could settle the state and federal cases. The Company has not entered into the settlements at this time, and, if it does, the settlements will be contingent upon court approval. The estimated expense of the proposed settlements includes the Company’s dealerships issuing certificates for discounts off future vehicle purchases, refunding cash in some circumstances, and paying attorneys’ fees and certain costs. Dealers participating in the settlements would agree to certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. If we do not enter into the settlements, or if the settlements are not approved, we will continue to vigorously assert available defenses in connection with these lawsuits. While we do not believe this litigation will have a material adverse effect on our financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.

     In addition to the foregoing cases, there are currently no legal proceedings pending against or involving us that, in our opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     From time to time, the board of directors authorizes management to repurchase shares of its common stock, subject to the restrictions of various debt agreements and management’s judgment. The first such authorization occurred in October 2000, and was disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000. We have reported subsequent changes to the authorization in our SEC filings since that date. In March 2004, the board of directors authorized management to repurchase up to $25.0 million of its common stock. No repurchases were made during the three months ended March 31, 2005. As of March 31, 2005, $18.9 million remained under the board of directors’ March 2004 authorization.

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

Group 1 Automotive, Inc.
May 5, 2005	By:	/s/ Robert T. Ray
Date		Robert T. Ray, Senior Vice President,
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

11.1	Statement re: computation of earnings per share is included under Note 3 to the financial statements.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.