Form 10-Q
period 2005-06-30
GROUP 1 AUTOMOTIVE INC
filed 2005-08-09
CIK 1031203

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number: 1-13461
Group 1 Automotive, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0506313 (I.R.S. Employer Identification No.)
950 Echo Lane, Suite 100
Houston, Texas 77024
(Address of Principal Executive Offices) (Zip Code)
(713) 647-5700
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 29, 2005, the Company had 24,194,436 shares of common stock, par value $.01, outstanding.

Part I. Financial Information
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,449	$37,750
Contracts-in-transit and vehicle receivables, net	179,651	172,402
Accounts and notes receivable, net	78,839	76,687
Inventories	860,233	877,575
Deferred income taxes	17,322	14,755
Prepaid expenses and other current assets	20,781	26,046

Total current assets	1,185,275	1,205,215

Property and equipment, net	173,914	160,297
Goodwill	373,819	366,673
Intangible franchise rights	171,858	187,135
Deferred costs related to insurance policy and vehicle service contract sales	6,915	7,996
Other assets	18,096	19,904

Total assets	$1,929,877	$1,947,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Floorplan notes payable	$819,929	$848,260
Acquisition line	50,000	—
Current maturities of long-term debt	1,046	1,054
Accounts payable	114,513	108,920
Accrued expenses	104,982	91,528

Total current liabilities	1,090,470	1,049,762

Long-term debt, net of current maturities	158,266	156,747
Acquisition line	—	84,000
Deferred income taxes	26,599	33,197
Other liabilities	27,466	24,288

Total liabilities before deferred revenues	1,302,801	1,347,994

Deferred revenues	28,392	32,052
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 24,168 and 23,916 issued, respectively	242	239
Additional paid-in capital	267,342	265,645
Retained earnings	335,382	318,931
Accumulated other comprehensive loss	(189)	(173)
Deferred stock-based compensation	(4,093)	—
Treasury stock, at cost; zero and 607 shares, respectively	—	(17,468)

Total stockholders’ equity	598,684	567,174

Total liabilities and stockholders’ equity	$1,929,877	$1,947,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
New vehicle retail sales	$980,375	$813,918	$1,814,320	$1,489,895
Used vehicle retail sales	278,787	241,342	540,332	471,997
Used vehicle wholesale sales	106,786	87,106	202,980	163,297
Parts and service sales	163,057	131,283	322,517	255,303
Finance, insurance and other, net	48,328	41,252	93,911	81,436

Total revenues	1,577,333	1,314,901	2,974,060	2,461,928

COST OF SALES:
New vehicle retail sales	911,815	756,519	1,686,648	1,384,603
Used vehicle retail sales	244,053	212,154	472,222	414,239
Used vehicle wholesale sales	107,378	88,723	203,454	165,894
Parts and service sales	73,998	58,995	147,157	115,254

Total cost of sales	1,337,244	1,116,391	2,509,481	2,079,990

GROSS PROFIT	240,089	198,510	464,579	381,938

Selling, general and administrative expenses	192,347	159,941	374,637	306,628
Depreciation and amortization expense	4,302	3,607	9,925	7,155

INCOME FROM OPERATIONS	43,440	34,962	80,017	68,155

OTHER INCOME AND (EXPENSE):
Floorplan interest expense	(10,074)	(5,965)	(18,739)	(10,846)
Other interest expense, net	(4,706)	(3,793)	(9,830)	(8,931)
Loss on redemption of senior subordinated notes	—	—	—	(6,381)
Other income (expense), net	11	(62)	8	(63)

INCOME BEFORE INCOME TAXES	28,671	25,142	51,456	41,934
Provision for income taxes	10,582	9,428	18,967	15,733

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	18,089	15,714	32,489	26,201
Cumulative effect of a change in accounting principle, net of tax benefit of $10,231	—	—	(16,038)	—

NET INCOME	$18,089	$15,714	$16,451	$26,201

EARNINGS (LOSS) PER SHARE:
BASIC:
Income before cumulative effect of a change in accounting principle	$0.76	$0.70	$1.38	$1.16
Cumulative effect of a change in accounting principle	—	—	(0.68)	—

Net income	$0.76	$0.70	$0.70	$1.16

DILUTED:
Income before cumulative effect of a change in accounting principle	$0.75	$0.67	$1.36	$1.12
Cumulative effect of a change in accounting principle	—	—	(0.67)	—

Net income	$0.75	$0.67	$0.69	$1.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,737	22,582	23,596	22,553
Diluted	23,985	23,355	23,935	23,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,451	$26,201
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	16,038	—
Depreciation and amortization	9,925	7,155
Amortization of debt discount and issue costs	920	1,011
Amortization of deferred compensation	733	—
Deferred income taxes	2,043	1,711
Tax benefit from options exercised	3,080	706
Provision for doubtful accounts and uncollectible notes	1,098	(17)
Losses on sales of assets	256	79
Loss on repurchase of senior subordinated notes	—	6,381
Changes in operating assets and liabilities, net of effects of acquisitions:
Contracts-in-transit and vehicle receivables	(7,249)	(4,978)
Accounts and notes receivable	(2,800)	(9,644)
Inventories	31,942	(78,403)
Prepaid expenses and other assets	7,478	1,536
Floorplan notes payable	(40,300)	81,535
Accounts payable and accrued expenses	18,409	27,641
Deferred revenues	(3,704)	(5,504)

Net cash provided by operating activities	54,320	55,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,261)	(27,942)
Proceeds from sales of property and equipment	8,616	196
Purchases of restricted investments	(814)	(660)
Maturities of restricted investments	377	715
Decrease in restricted cash	550	517
Escrow deposits for acquisition of franchises	—	(6,500)
Cash paid in acquisitions, net of cash received	(18,989)	(94,540)

Net cash used in investing activities	(38,521)	(128,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit facility	(35,768)	168,852
Principal payments of long-term debt	(594)	(449)
Repurchase of senior subordinated notes	—	(79,479)
Proceeds from issuance of common stock to benefit plans	11,572	4,063
Repurchase of common stock, amounts based on settlement date	(310)	(7,019)

Net cash provided by (used in) financing activities	(25,100)	85,968

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,301)	13,164
CASH AND CASH EQUIVALENTS, beginning of period	37,750	26,483

CASH AND CASH EQUIVALENTS, end of period	$28,449	$39,647

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$28,065	$30,604
Income taxes, net of refunds received	$3,904	$343
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION:
     Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas. These subsidiaries sell new and used cars and light trucks through their dealerships and Internet sites; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”
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
     Intangible Franchise Rights
     The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill in the accompanying consolidated balance sheets at June 30, 2005 and December 31, 2004. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment.
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
     For some of the Company’s dealerships, this transitional impairment test resulted in an estimated fair value that was less than the carrying value of their intangible franchise rights. As a result, a non-cash charge of $16.0 million, net of deferred taxes of $10.2 million, was recorded in the first quarter of 2005 as a cumulative effect of a change in accounting principle in accordance with the transitional rules of EITF D-108. Any future impairment charges will be recorded as a component of operating income in the Company’s consolidated statement of operations.
     Stock-Based Compensation
     The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, compensation expense for stock-based awards is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the common stock. Typically, the Company grants options at prices equal to the market price of its common stock on the date of grant and therefore does not record compensation expense related to these grants. Additionally, no compensation expense is recorded for shares issued pursuant to the employee stock purchase plan as it is a “noncompensatory” plan, as that term is defined in APB No. 25.
     During 2005, the Company’s directors and certain employees were granted, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, covering a total of 214,712 common shares, pursuant to the Company’s 1996 Stock Incentive Plan, as amended. The shares of restricted stock are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods ranging from six months to five years. As both of these awards are fixed, compensation was measured at the date of grant and recorded as a deferred charge to stockholders’ equity. This deferred stock-based compensation will be amortized ratably to income over the vesting periods of the individual awards.
     SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” requires companies that continue to account for stock-based compensation in accordance with APB No. 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to the Company’s stock-based employee compensation plans. Under the provisions of SFAS No. 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant and compensation cost is amortized over the applicable vesting period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$18,089	$15,714	$16,451	$26,201
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	363	—	458	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(978)	(832)	(1,621)	(1,856)

Pro forma net income	$17,474	$14,882	$15,288	$24,345

Earnings per share:
Basic — as reported	$0.76	$0.70	$0.70	$1.16
Basic — pro forma	$0.74	$0.66	$0.65	$1.08

Diluted — as reported	$0.75	$0.67	$0.69	$1.12
Diluted — pro forma	$0.73	$0.64	$0.64	$1.04
     Income Taxes
     The Company operates in 12 states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company’s estimated effective tax rate varies based on the proportion of taxable income generated in each state.
     The effective income tax rate for the three and six months ended June 30, 2005 and 2004, differed from the federal statutory rate of 35% due primarily to the impact of state income taxes.
     Self-Insured Medical and Property/Casualty Plans
     The Company is self-insured for a portion of the claims related to its employee medical benefits and property/casualty insurance programs. Currently, the portion of claims not covered by insurance are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using the Company’s historical claims experience.

     The Company recently engaged a third-party actuary to conduct a study of the Company’s self-insured property and casualty risk exposure. This study may result in the Company recording an adjustment to its current accrual. The Company does not believe any such adjustment will have a material adverse effect on its financial position, results of operations or cash flows. The Company expects to complete its analysis of the results of the study during the third quarter of 2005.
     Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options and other share-based payments. The standard was initially to be effective beginning in the third quarter of 2005, but on April 15, 2005, the SEC changed the required adoption period to be the first interim period of a registrant’s fiscal year beginning after June 15, 2005. As a result, the Company must adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The impact on the Company’s net income will include the remaining amortization of the fair value of existing stock-based awards currently disclosed as pro forma expense above, and is contingent upon the number and form of future grants and the determination of the appropriate valuation model. The Company is evaluating the requirements of SFAS No. 123(R) and has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), or whether the adoption will result in amounts that are similar to the current pro forma disclosures required under SFAS No. 123 presented above.
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
     Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Income before cumulative effect of a change in accounting principle	$18,089	$15,714	$32,489	$26,201
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(16,038)	—

Net income	$18,089	$15,714	$16,451	$26,201

Weighted average basic shares outstanding	23,737	22,582	23,596	22,553
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	248	773	339	819

Weighted average diluted shares outstanding	23,985	23,355	23,935	23,372

Earnings (loss) per share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.76	$0.70	$1.38	$1.16
Cumulative effect of a change in accounting principle	—	—	(0.68)	—

Net income	$0.76	$0.70	$0.70	$1.16

Diluted:
Income before cumulative effect of a change in accounting principle	$0.75	$0.67	$1.36	$1.12
Cumulative effect of a change in accounting principle	—	—	(0.67)	—

Net income	$0.75	$0.67	$0.69	$1.12

4.	RELATED PARTY TRANSACTIONS:
     In February 2005, the Company sold recently acquired real estate to a partnership, some of the partners of which are among the management of one of the Company’s platforms, for approximately $4.2 million, the same amount the Company paid to a third party for the property in November 2004. Upon completion of a new dealership facility on the property, the Company will lease the land and facility back from the partnership under terms to be finalized upon completion of the facility.

     In May 2005, in connection with a tuck-in acquisition, the Company assigned its right to buy the related dealership real estate to a partnership, some of the partners of which are among the management of one of the Company’s platforms. The partnership purchased the dealership real estate at appraised value and entered into a 15-year lease with the Company. The lease has three five-year renewal options, solely at the Company’s discretion, and the future minimum lease payments over the initial lease term are approximately $5.1 million. The Company believes that the terms of the lease are at fair market value and are comparable to terms in leases recently executed by the Company with third parties.
     Also in May 2005, in connection with the acquisition of a right to acquire a new franchise, the Company assigned its right to acquire related real estate to a partnership, the partners of which are among the management of one of the Company’s platforms. The partnership purchased the real estate at appraised value and entered into an intent to lease agreement with the Company, pursuant to which the Company is expected to lease the property upon completion of a new dealership facility. The lease terms will be finalized upon completion of the facility. In the event that the Company does not enter into a lease agreement with the partnership, the Company is obligated to purchase the real estate at the partnership’s cost basis of $1.9 million.
     In June 2005, the Company sold and leased back a dealership facility from a partnership, the partners of which are among the management of one of the Company’s platforms. The total sales price was $2.2 million, which the Company believes represents fair market value. The lease has a 15-year initial term, three five-year renewal options, solely at the Company’s discretion, and future minimum lease payments over the initial lease term of approximately $2.9 million. The Company believes that the terms of the lease are at fair market value and are comparable to terms in leases recently executed by the Company with third parties.
5.	COMPREHENSIVE INCOME (LOSS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$18,089	$15,714	$16,451	$26,201
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of tax	—	506	—	826
Unrealized gains (losses) on available for sale securities, net of tax	14	—	(16)	—

Comprehensive income	$18,103	$16,220	$16,435	$27,027

6.	COMMITMENTS AND CONTINGENCIES:
     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.
     The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June 2005, the Company’s Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlements are contingent upon and subject to court approval. Estimated expenses of the proposed settlements include the Company’s dealerships issuing certificates for discounts off future vehicle purchases, refunding cash in some circumstances, and paying attorneys’ fees and certain costs. Dealers participating in the settlements would agree to certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. Estimated expenses of the proposed settlements of $1.5 million have been included in accrued expenses in the accompanying consolidated balance sheet. If approved, the Company does not believe that these settlements will have a material adverse effect on the Company’s financial position, results of operations or cash flows. If the settlements are not approved, the Company will continue to vigorously assert available defenses in connection with these lawsuits. While the Company does not believe this litigation will have a material adverse effect on its financial position, results of operations or cash flows, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.
     Other than the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements because of various factors. See “Cautionary Statement about Forward-Looking Statements.”
Overview
     We are a leading operator in the $1 trillion automotive retailing industry. As of June 30, 2005, we owned and operated 143 dealership franchises, representing 33 brands, primarily located in major metropolitan markets in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas. Through our dealerships and Internet sites, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 31 collision service centers.
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
     Our performance, excluding the impact of the cumulative effect of a change in accounting principle discussed below, during the first six months of 2005, and specifically the second quarter, improved on both a Same Store (see term defined in “Results of Operations”) and consolidated basis over the prior year periods. We realized improvements in most Same Store metrics and realized the benefits of our 2004 acquisitions in the current year. For the three and six months ended June 30, 2005, we reported net income of $18.1 million and $16.5 million and diluted earnings per share of $0.75 and $0.69, respectively, compared to net income of $15.7 million and $26.2 million and diluted earnings per share of $0.67 and $1.12, respectively, during the comparable periods of 2004. The following items significantly affected our financial position and results of operations in 2005 and 2004, and may cause our reported results to not be comparable or indicative of our future performance.
•	Cumulative Effect of a Change in Accounting Principle: For some of our dealerships, our adoption of EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” resulted in intangible franchise rights having carrying values that were in excess of their fair values. This required us to write-off the excess value of $16.0 million, net of deferred taxes of $10.2 million, or $0.67 per diluted share, as the cumulative effect of a change in accounting principle in the first quarter of this year.

•	Loss on Redemption of Senior Subordinated Notes: In March 2004, we completed the redemption of all of our outstanding 10 7/8% senior subordinated notes and incurred a $6.4 million pretax charge, or $4.0 million and $0.17 per diluted share on an after-tax basis.
     For the three months and six months ended June 30, 2005, as compared to the same periods of 2004, our consolidated revenues increased 20.0% and 20.8%, respectively, and our consolidated gross profit increased 20.9% and 21.6%, respectively, primarily because of acquisitions closed during 2004 together with improvements from our Same Store locations. During these same periods of 2005, our Same Store revenues increased 3.9% and 2.1%, respectively, compared to the same periods of 2004, due to increases in all our business lines. Our Same Store gross profit increased 4.5%, during the second quarter, and 3.1%, during the six months ended June 30, 2005, compared to the same periods of 2004, due also to increases in the gross profit realized from each business line other than new vehicles. Our new vehicle gross profit remained relatively unchanged between the periods. On a Same Store basis, during the second quarter of 2005, we realized a slight improvement in total gross margin, to 15.2% from 15.1% in the comparable period in 2004.
     During the second quarter and first six months of 2005, as compared to 2004, we had a 20.3% and 22.2% increase in selling, general and administrative (“SG&A”) expense primarily because of acquisitions closed during 2004. Our Same Store SG&A expense as a percentage of gross profit declined approximately 40 basis points during the three months ended June 30, 2005, as compared to 2004, as we continued to address our spending levels.

     Finally, during the second quarter and first six months of 2005, as compared to 2004, we had a 68.9% and 72.8% increase in floorplan interest expense and a 24.1% and 10.1% increase in other interest expense. The increases in floorplan interest expense were driven by increases in both the average outstanding floorplan borrowings during the periods, as well as increases in average interest rates. The increase in other interest expense is primarily a result of higher average borrowings outstanding during the periods, as our weighted average interest rate declined in both periods.
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
     Intangible Franchise Rights. Our only significant identified intangible assets, other than goodwill, are rights under our franchise agreements with manufacturers. We expect these franchise agreements to continue for an indefinite period but, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period. Therefore, we do not amortize the carrying amount of our franchise rights. Franchise rights acquired in acquisitions prior to July 1, 2001, were not separately recorded, but were recorded and amortized as part of goodwill and remain a part of goodwill at June 30, 2005 and December 31, 2004 in the accompanying consolidated balance sheets. Like goodwill, and in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we test our franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment, using a fair-value method.
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
     For some of the Company’s dealerships, the adoption of the annual impairment provisions as of January 1, 2005 resulted in a fair value that was less than the carrying value of their intangible franchise rights. As a result, a non-cash charge of $16.0 million, net of deferred taxes of $10.2 million, was recorded as a cumulative effect of a change in accounting principle in accordance with the transitional rules of EITF D-108 in the first quarter of 2005. Any future impairment charges will be recorded as a component of operating income in the Company’s consolidated statement of operations.
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
     Self-Insured Property and Casualty Risk Reserves. We are self-insured for a portion of the claims related to our property and casualty insurance programs, requiring us to make estimates regarding expected claims to be incurred. These estimates, for the portion of claims not covered by insurance, are currently based primarily on our historical claims experience and projected inflation in claims costs in future periods. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the historical loss history used in determining our estimate of future losses would have changed our reserve at June 30, 2005, by $1.8 million.

     Our potential exposure under all of our self-insured property and casualty plans currently totals $41.2 million, before consideration of accruals we have recorded related to our loss projections. After consideration of these accruals, our remaining potential loss exposure under these plans totals approximately $17.6 million at June 30, 2005.
     We recently engaged a third-party actuary to conduct a study of our self-insured property and casualty risk exposure. This study may result in us recording an adjustment to our current accrual. We do not believe any such adjustment will have a material adverse effect on our financial position, results of operations or cash flows. We expect to complete our analysis of the results of the study during the third quarter of 2005.
Results of Operations
     The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2005 and 2004, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods, and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last month it was owned. Same Store results also include the activities of the corporate office.

New Vehicle Retail Data
(dollars in thousands,
except per unit amounts)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Retail Unit Sales
Same Stores	29,942	1.7%	29,441	54,028	0.3%	53,873
Transactions	3,779		—	8,526		—

Total	33,721	14.5%	29,441	62,554	16.1%	53,873

Retail Sales Revenues
Same Stores	$840,431	3.3%	$813,918	$1,515,936	1.7%	$1,489,895
Transactions	139,944		—	298,384		—

Total	$980,375	20.5%	$813,918	$1,814,320	21.8%	$1,489,895

Gross Profit
Same Stores	$57,134	(0.5)%	$57,399	$105,167	(0.1)%	$105,292
Transactions	11,426		—	22,505		—

Total	$68,560	19.4%	$57,399	$127,672	21.3%	$105,292

Gross Profit per Retail Unit Sold
Same Stores	$1,908	(2.2)%	$1,950	$1,947	(0.4)%	$1,954
Transactions	$3,024			$2,640
Total	$2,033	4.3%	$1,950	$2,041	4.5%	$1,954

Gross Margin
Same Stores	6.8%		7.1%	6.9%		7.1%
Transactions	8.2%			7.5%
Total	7.0%		7.1%	7.0%		7.1%

Inventory Days Supply (1)
Same Stores	63	(19.2)%	78	63	(19.2)%	78
Transactions	46			46
Total	62	(20.5)%	78	62	(20.5)%	78

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     Our new vehicle unit sales, revenues and gross profit during the three and six months ended June 30, 2005, outpaced the same periods in 2004 due primarily to the current year contribution of our acquisitions completed throughout 2004 plus modest Same Store growth in unit sales and revenue. The 3.3% increase in Same Store revenue for the three months ended was due in equal part to increases in sales volume and in our average selling price per unit, while the 1.7% increase during the six months ended was primarily attributable to increases in our average selling price per unit. Sizeable increases in sales volume in most of our General Motors brands, due to the manufacturer’s recent incentive program, as well as Toyota, Nissan and Chrysler were partially offset by decreases in volume in our Ford and Dodge dealerships. The following table sets forth our top ten Same Store brands, based on retail unit sales volume.

Same Store New Vehicle Unit Sales
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Toyota/Scion	6,978	8.2%	6,450	12,343	6.2%	11,617
Ford	5,073	(6.2)	5,409	9,435	(7.6)	10,210
Nissan	2,724	9.9	2,479	5,378	10.0	4,890
Chevrolet	2,613	11.8	2,337	4,440	6.6	4,165
Honda	2,573	0.5	2,560	4,639	(0.3)	4,653
Dodge	1,833	(12.0)	2,084	3,180	(17.1)	3,838
Lexus	1,441	1.1	1,425	2,631	(0.9)	2,654
Chrysler	1,033	15.0	898	1,809	24.2	1,456
Jeep	741	(2.2)	758	1,375	(5.2)	1,450
GMC	719	17.1	614	1,136	8.6	1,046
Other	4,214	(4.8)	4,427	7,662	(2.9)	7,894

Total	29,942	1.7	29,441	54,028	0.3	53,873

     With the recent influx of other manufacturer incentives countering General Motors’ popular employee discount program, we expect our near-term new vehicle sales volumes to continue to exceed prior year levels. We also expect new vehicle gross margin to continue to reflect the highly competitive environment created by these programs.
     Our consolidated new vehicle gross margin declined from 7.1% for the three and six months ended June 30, 2004, to 7.0% for the three months and six months ended June 30, 2005. The favorable impact of luxury franchises acquired last year, which generally yield higher gross margins than domestic or import non-luxury franchises, was offset by decreases in our Same Store gross margin.
     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. Although certain of our manufacturers offer assistance that varies with changes in interest rates, albeit on a lag from changes in the underlying interest rates, other of our manufacturers’ assistance is relatively fixed. This assistance has ranged from approximately 77% to 158% of our total floorplan interest expense over the past five years. For the second quarter of 2005 as compared to 2004, this ratio declined from 138% to 96%, primarily due to rising interest rates. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which impacts the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended June 30, 2005 and 2004, was $9.7 million and $8.3 million, respectively, while the assistance for the six months ended June 30, 2005 and 2004, was $17.8 million and $15.0 million, respectively.
     Finally, our days’ supply of new vehicle inventory continues to decrease, from 78 days’ supply at June 30, 2004, to 62 days’ supply at June 30, 2005, as we work towards our target level of 60 days’ supply. Our 62 days’ supply at June 30, 2005, was negatively impacted by our domestic inventory, which stood at 83 days’ supply, versus our import and luxury brands in which we had 46 and 47 days’ supply, respectively.

Used Vehicle Retail Data
(dollars in thousands,
except per unit amounts)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Retail Unit Sales
Same Stores	15,976	(2.7)%	16,425	31,198	(4.3)%	32,611
Transactions	1,465		—	3,485		—

Total	17,441	6.2%	16,425	34,683	6.4%	32,611

Retail Sales Revenues
Same Stores	$247,894	2.7%	$241,342	$471,565	(0.1)%	$471,997
Transactions	30,893		—	68,767		—

Total	$278,787	15.5%	$241,342	$540,332	14.5%	$471,997

Gross Profit
Same Stores	$31,395	7.6%	$29,188	$60,042	4.0%	$57,758
Transactions	3,339		—	8,068		—

Total	$34,734	19.0%	$29,188	$68,110	17.9%	$57,758

Gross Profit per Retail Unit Sold
Same Stores	$1,965	10.6%	$1,777	$1,925	8.7%	$1,771
Transactions	$2,279			$2,315
Total	$1,992	12.1%	$1,777	$1,964	10.9%	$1,771

Gross Margin
Same Stores	12.7%		12.1%	12.7%		12.2%
Transactions	10.8%			11.7%
Total	12.5%		12.1%	12.6%		12.2%

Used Vehicle Wholesale Data
(dollars in thousands,
except per unit amounts)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Wholesale Unit Sales
Same Stores	12,182	2.4%	11,894	22,878	0.9%	22,684
Transactions	1,058		—	2,810		—

Total	13,240	11.3%	11,894	25,688	13.2%	22,684

Wholesale Sales Revenues
Same Stores	$94,507	8.5%	$87,106	$174,509	6.9%	$163,297
Transactions	12,279		—	28,471		—

Total	$106,786	22.6%	$87,106	$202,980	24.3%	$163,297

Gross Profit (Loss)
Same Stores	$(681)	57.9%	$(1,617)	$(532)	79.5%	$(2,597)
Transactions	89		—	58		—

Total	$(592)	63.4%	$(1,617)	$(474)	81.7%	$(2,597)

Wholesale Profit (Loss) per Wholesale Unit Sold
Same Stores	$(56)	58.8%	$(136)	$(23)	79.8%	$(114)
Transactions	$85			$21
Total	$(45)	66.9%	$(136)	$(18)	84.2%	$(114)

Gross Margin
Same Stores	(0.7)%		(1.9)%	(0.3)%		(1.6)%
Transactions	0.7%			0.2%
Total	(0.6)%		(1.9)%	(0.2)%		(1.6)%

Total Used Vehicle Data
(dollars in thousands,
except per unit amounts)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Used Vehicle Unit Sales
Same Stores	28,158	(0.6)%	28,319	54,076	(2.2)%	55,295
Transactions	2,523		—	6,295		—

Total	30,681	8.3%	28,319	60,371	9.2%	55,295

Sales Revenues
Same Stores	$342,401	4.2%	$328,448	$646,074	1.7%	$635,294
Transactions	43,172		—	97,238		—

Total	$385,573	17.4%	$328,448	$743,312	17.0%	$635,294

Gross Profit
Same Stores	$30,714	11.4%	$27,571	$59,510	7.9%	$55,161
Transactions	3,428		—	8,126		—

Total	$34,142	23.8%	$27,571	$67,636	22.6%	$55,161

Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,091	12.0%	$974	$1,100	10.2%	$998
Transactions	$1,359			$1,291
Total	$1,113	14.3%	$974	$1,120	12.2%	$998

Gross Margin
Same Stores	9.0%		8.4%	9.2%		8.7%
Transactions	7.9%			8.4%
Total	8.9%		8.4%	9.1%		8.7%

Inventory Days Supply (1)
Same Stores	29	(3.3)%	30	29	(3.3)%	30
Transactions	35			35
Total	29	(3.3)%	30	29	(3.3)%	30

Adjusted Used Gross Profit per Retail Unit Sold (2)
Same Stores	$1,923	14.5%	$1,679	$1,907	12.8%	$1,691
Transactions	$2,340			$2,332
Total	$1,958	16.6%	$1,679	$1,950	15.3%	$1,691

Adjusted Used Gross Margin (3)
Same Stores	12.4%		11.4%	12.6%		11.7%
Transactions	11.1%			11.8%
Total	12.2%		11.4%	12.5%		11.7%

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

(2)	Adjusted used gross profit per retail unit sold equals total gross profit, which includes net wholesale profit or loss, divided by retail unit sales. The net profit or loss on wholesale vehicle sales is included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.

(3)	Adjusted used gross margin equals total gross profit, which includes net wholesale profit or loss, divided by retail sales revenues. The net profit or loss on wholesale vehicle sales is included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.
     Our used vehicle results are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, and the availability of consumer credit. During the three and six months ended June 30, 2005, we saw increases in Same Store average sales price and gross profit per unit, offset by a slight decline in Same Store used vehicle volume, that resulted in increases in revenues and gross profit. We realized improved margins in both retail and wholesale sales for the three and six months ended June 30, 2005 relative to the same periods last year, though the continued shift of used vehicle sales toward more wholesale sales tempered this overall improvement.

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
     Finally, our days’ supply of used vehicle inventory decreased from 30 days at June 30, 2004, to 29 days’ supply at June 30, 2005. We have recently increased our target from 30 to 37 days. We believe this new target effectively balances the increased risk in the used car business as a result of continuing new car incentive programs with the need to give our operators more latitude with which to manage their used car inventories, taking into consideration the time required to refurbish a used vehicle and provide for sufficient inventory on display at any one time.

Parts and Service Data
(dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Parts and Service Revenues
Same Stores	$138,635	5.6%	$131,283	$267,211	4.7%	$255,303
Transactions	24,422		—	55,306		—

Total	$163,057	24.2%	$131,283	$322,517	26.3%	$255,303

Gross Profit
Same Stores	$75,412	4.3%	$72,288	$144,970	3.5%	$140,049
Transactions	13,647		—	30,390		—

Total	$89,059	23.2%	$72,288	$175,360	25.2%	$140,049

Gross Margin
Same Stores	54.4%		55.1%	54.3%		54.9%
Transactions	55.9%			54.9%
Total	54.6%		55.1%	54.4%		54.9%
     Our Same Store parts and service revenues increased 5.6% and 4.7%, respectively, and gross profit increased 4.3% and 3.5%, respectively, for the three and six month periods ended June 30, 2005, versus the same periods in 2004. These increases were primarily driven by improvements in our retail and wholesale parts businesses, as well as our customer pay service business.
     Our Same Store parts sales increased $5.5 million, or 7.2%, for the three months ended June 30, 2005, and increased $9.6 million, or 6.5%, for the six months then ended versus the comparable periods in 2004. These increases were driven by increases in retail sales of 5.1% and 3.6% for the three and six month periods, respectively, and increases in our lower margin wholesale sales of 11.0% and 11.7%, respectively. Despite increases in Same Store gross profit in both periods, this change in sales mix led to declines in our overall parts gross margin as our individual retail and wholesale parts margins were relatively constant between the periods.
     Our Same Store service business also saw improvements in both revenues and gross profit. During the second quarter and first six months of 2005, as compared to 2004, our service revenue increased 3.7% and 2.4%, respectively, while our gross profit increased 3.7% in the second quarter of 2005, as compared to the same period of 2004, and increased 2.7% during the six-month period. These increases were driven by increased customer pay sales, as warranty sales were relatively constant.
     The inclusion of our 2004 acquisitions in our 2005 results helped bolster our total parts and service gross margin as these franchises realized margins of 55.9% and 54.9% for the three and six month periods, respectively.

Finance and Insurance Data
(dollars in thousands,
except per unit amounts)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Retail New and Used Unit Sales
Same Stores	45,918	0.1%	45,866	85,226	(1.5)%	86,484
Transactions	5,244		—	12,011		—

Total	51,162	11.5%	45,866	97,237	12.4%	86,484

Retail Finance Fees
Same Stores	$17,088	2.9%	$16,608	$31,194	(3.0)%	$32,170
Transactions	2,018		—	4,151		—

Total	$19,106	15.0%	$16,608	$35,345	9.9%	$32,170

Vehicle Service Contract Fees
Same Stores	$15,970	5.3%	$15,166	$32,712	6.5%	$30,712
Transactions	1,278		—	3,365		—

Total	$17,248	13.7%	$15,166	$36,077	17.5%	$30,712

Insurance and Other
Same Stores	$11,031	16.4%	$9,478	$20,322	9.5%	$18,554
Transactions	943		—	2,167		—

Total	$11,974	26.3%	$9,478	$22,489	21.2%	$18,554

Total
Same Stores	$44,089	6.9%	$41,252	$84,228	3.4%	$81,436
Transactions	4,239		—	9,683		—

Total	$48,328	17.2%	$41,252	$93,911	15.3%	$81,436

Finance and Insurance Revenues per Unit Sold
Same Stores	$960	6.8%	$899	$988	4.9%	$942
Transactions	$808			$806
Total	$945	5.1%	$899	$966	2.5%	$942
     Total finance, insurance and other revenues increased 17.2% and 15.3% during the three and six months ended June 30, 2005, respectively, as compared to 2004, due to Same Store growth of 6.9% and 3.4%, respectively, plus the impact of our 2004 acquisitions. Total average finance and insurance revenues per retail unit sold improved during the three and six month periods, despite the addition of our 2004 acquisitions, which generally had lower penetration of finance and insurance products on sales of new and used vehicles than our existing stores.
     With respect to Same Store retail finance fees, during the second quarter of 2005, as compared to 2004, we saw a 2.9% increase in fee income on relatively flat total retail vehicle sales. This increase was primarily attributable to a $0.6 million increase from higher revenue per contract on new and used vehicle financings. For the six months ended June 30, 2005, we experienced a 3.0% decrease in finance fee income primarily due to a $0.7 million increase in chargeback expense and a 1.5% decline in total retail vehicle sales. The increase in chargeback expense is due to an increase in customer refinancing activity, in which a customer obtains a new, lower rate loan from a third-party source in order to replace the original loan chosen by the customer to obtain upfront manufacturer incentives.
     With respect to Same Store vehicle service contract fees, during the second quarter of 2005, as compared to 2004, we saw a 5.3% increase in income on, again, relatively flat total retail vehicle sales. This increase was primarily attributable to a $0.8 million increase from higher revenue per contract on new and used vehicle transactions along with a $0.3 million increase from higher penetration of contract sales in new vehicle transactions. For the six months ended June 30, 2005, we experienced a 6.5% increase in income on a 1.5% decrease in total retail vehicle sales. This increase was primarily attributable to a $2.4 million increase from higher revenue per contract on new and used vehicle transactions and a $0.8 million increase from higher penetration of contract sales in new vehicle transactions. These increases were partially offset by a $0.5 million impact from a 4.3% decline in used vehicle unit sales and a $0.4 million impact from a decline in the penetration rate of contract sales in used vehicle transactions.

     With respect to Same Store insurance and other sales revenue, we saw increases during the first six months of 2005, due primarily to increases in the second quarter of 2005, as compared to 2004, of $0.7 million in revenue associated with the sale of guaranteed asset protection insurance products.

Selling, General and Administrative Data
(dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Personnel
Same Stores	$100,682	6.3%	$94,712	$192,938	5.1%	$183,609
Transactions	15,743		—	34,521		—

Total	$116,425	22.9%	$94,712	$227,459	23.9%	$183,609

Advertising
Same Stores	$15,480	(8.6)%	$16,931	$29,137	(8.1)%	$31,707
Transactions	2,255		—	5,168		—

Total	$17,735	4.7%	$16,931	$34,305	8.2%	$31,707

Rent and Facility Costs
Same Stores	$18,928	3.0%	$18,373	$37,266	2.1%	$36,489
Transactions	3,472		—	7,491		—

Total	$22,400	21.9%	$18,373	$44,757	22.7%	$36,489

Other SG&A
Same Stores	$31,276	4.5%	$29,925	$58,021	5.8%	$54,823
Transactions	4,511		—	10,095		—

Total	$35,787	19.6%	$29,925	$68,116	24.2%	$54,823

Total SG&A
Same Stores	$166,366	4.0%	$159,941	$317,362	3.5%	$306,628
Transactions	25,981		—	57,275		—

Total	$192,347	20.3%	$159,941	$374,637	22.2%	$306,628

Total Gross Profit
Same Stores	$207,349	4.5%	$198,510	$393,875	3.1%	$381,938
Transactions	32,740		—	70,704		—

Total	$240,089	20.9%	$198,510	$464,579	21.6%	$381,938

SG&A as % of Gross Profit
Same Stores	80.2%		80.6%	80.6%		80.3%
Transactions	79.4%			81.0%
Total	80.1%		80.6%	80.6%		80.3%
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
     For the three months ended June 30, 2005, SG&A expenses decreased as a percentage of gross profit on a Same Store basis to 80.2% from 80.6% during 2004, and increased slightly for the comparable six-month period. The decrease in the three months ended June 30, 2005, as compared to 2004, resulted primarily from a reduction in advertising expenses, as well as a reduction in our dealership-level personnel related costs as a percentage of gross profit. Excluding costs associated with the transition of our Chief Executive Officer position, including signing bonus, relocation fees, executive search and legal fees, and other miscellaneous costs, Same Store SG&A would have been 79.4% and 80.2% of gross profit for the three and six month periods.
     Same Store personnel expenses slightly outpaced the growth in gross profit due to the compensation component of the Chief Executive Officer transitional expenses noted above and other corporate-level expenses. Excluding the Chief Executive Officer transitional expenses, our Same Store personnel expenses would have increased approximately 4.5% quarter over quarter and 4.2% year over year, more consistent with the increases noted in Same Store gross profit. We had increases in dealership level compensation, as the variable compensation of our commissioned salespeople and platform management is closely tied to dealership gross profit; however for the three and six months ended June 30, 2005, these increased only 3.8% and 2.7%, respectively, which were below the increases in gross profit noted above.
     Our advertising programs are managed locally and expense varies period to period based upon current trends, market factors and other circumstances in each individual market. We have closely scrutinized our levels and types of advertising expenditures over the last six months, resulting in the above noted decreases.
     The increases in Same Store rent and facility costs for the quarter and year-to-date periods are primarily due to rent increases associated with new facilities and index-based rent increases on existing facilities.
     Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. For the three months ended June 30, 2005, as compared to the same period of 2004, we had increases totaling $2.7 million in a number of areas partially offset by a $1.4 million decrease due to lower losses from our property and casualty retained risk program. The largest causes of the $2.7 million increase were:
•	a $0.7 million increase in professional fees, primarily consisting of legal fees and expenses, executive search fees, and board of director fees and expenses;

•	a $0.7 million increase in bad debt expense;

•	a $0.3 million increase in delivery-related expenses, primarily as a result of higher fuel costs; and

•	a $0.3 million increase in travel-related expenditures.
     For the six months ended June 30, 2005, as compared to the same period of 2004, we had increases totaling $3.9 million in a number of areas partially offset by a $0.7 million decrease due to lower losses from our property and casualty retained risk program. The largest causes of the $3.9 million increase were:
•	a $1.5 million increase in professional fees, primarily consisting of legal fees and expenses, executive search fees, and board of director fees and expenses;

•	a $1.0 million increase in delivery related expenses, primarily as a result of higher fuel costs; and

•	a $0.9 million increase in bad debt expense.

Depreciation and Amortization Expense
(dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Same Stores	$3,830	6.2%	$3,607	$8,764	22.5%	$7,155
Transactions	472		—	1,161		—

Total	$4,302	19.3%	$3,607	$9,925	38.7%	$7,155

     Our year-to-date Same Store depreciation and amortization expense increased primarily because of a $1.0 million charge, during the first quarter of 2005, resulting from an adjustment to the depreciable lives of certain of our leasehold improvements to reflect better their remaining useful lives. The remainder of the year-to-date increase and the increase in the quarter are due to a number of facility additions, including service bay expansions, facility upgrades and manufacturer required image renovations completed during the last twelve months.

Floorplan Interest Expense
(dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	% Change	2004	2005	% Change	2004
Same Stores	$8,842	48.2%	$5,965	$15,996	47.5%	$10,846
Transactions	1,232		—	2,743		—

Total	$10,074	68.9%	$5,965	$18,739	72.8%	$10,846

     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense increased during the three months ended June 30, 2005, compared to 2004, because of an approximate 200 basis point increase in weighted average interest rates. Partially offsetting this increase was an approximate $14.1 million decrease in weighted average borrowings outstanding between the periods and the maturity of an interest rate swap that accounted for approximately $0.7 million of the expense in the second quarter of 2004.
     Our Same Store floorplan interest expense for the first six months of 2005 suffered from an approximate 175 basis point increase in weighted average interest rates and a $39.5 million increase in our weighted average borrowings outstanding. These increases were tempered by the maturity of our interest rate swap that accounted for approximately $1.3 million of the expense for the six months ended June 30, 2004. The increase in weighted average borrowings was primarily a result of the use of the proceeds from our 8 1/4% senior subordinated notes offering in August 2003 to temporarily pay down our floorplan notes payable in 2004. These funds were partially redrawn in March 2004 to fund the redemption of our 10 7/8% senior subordinated notes, and fully used by the end of 2004 for acquisitions.
Other Interest Expense, net
     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line, partially offset by interest income, increased during the second quarter and first six months of 2005, as compared to 2004. These increases were the result of increases of approximately $56.9 million and $44.7 million in weighted average borrowings outstanding for the three and six months ended June 30, 2005, respectively, partially offset by 70 basis point and 105 basis point decreases in weighted average interest rates during the periods. During 2005, our average debt outstanding increased, as compared to the comparable periods in 2004, due to a number of acquisitions funded through our acquisition line in the latter half of 2004. This increase in acquisition borrowings drove the decrease in our weighted average interest rates during the periods, as this line carries a lower interest rate than the 10 7/8% senior subordinated notes that were redeemed in March 2004 and our other senior subordinated debt outstanding.
Loss on Redemption of Senior Subordinated Notes
     On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. We incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred financing costs.
Provision for Income Taxes
     Our provision for income taxes increased $1.2 million, to $10.6 million, for the three months ended June 30, 2005, from $9.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, our provision, excluding the tax benefit associated with the cumulative effect of a change in accounting principle discussed below, increased $3.2 million, to $19.0 million from $15.7 million, as compared to the six months ended June 30, 2004. For the three and six months ended June 30, 2005, our effective tax rate decreased to 36.9%, from 37.5% for the comparative periods of 2004, due primarily to varying state income tax rates and changes to the distribution of our earnings in those states.
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
     Our adoption of EITF D-108 in the first quarter of 2005 resulted in some of our dealerships having intangible franchise rights carrying values that were in excess of their estimated fair values. This required us to record the excess of the carrying value over the fair value of $16.0 million, net of deferred taxes of $10.2 million, as a cumulative effect of a change in accounting principle.
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
Sources of Liquidity and Capital Resources
     As of June 30, 2005, our total cash on hand was $28.4 million.
     Cash Flows. The following is a discussion of our cash flows for the six months ended June 30, 2005 and 2004.
     Operating activities. For the six months ended June 30, 2005, we generated $54.3 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges, including the $16.0 million after-tax charge related to the change in accounting principle.
     For the six months ended June 30, 2004, we generated $55.4 million of cash flow from operations, primarily driven by net income, after adding back depreciation and amortization and the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes.
     Investing activities. During the first six months of 2005, we used approximately $38.5 million in investing activities. We used $19.0 million for acquisitions, net of cash received, and $28.3 million for purchases of property and equipment. Approximately $22.1 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $8.6 million in proceeds from sales of property and equipment.
     During the first six months of 2004, the $128.2 million of cash used in investing activities included $94.5 million of cash used in acquisitions, net of cash received, and $27.9 million for purchases of property and equipment, of which approximately $17.2 million was for the purchase of land and construction of new or expanded facilities.
     Financing activities. We used approximately $25.1 million in financing activities during the six months ended June 30, 2005, primarily to repay borrowings under our revolving credit facility. We received $11.6 million from financing activities during this period in connection with the exercise of stock options and the sale of shares pursuant to our employee stock purchase plan.
     We obtained approximately $86.0 million from financing activities during the first six months of 2004, primarily from borrowings under our revolving credit facility. Partially offsetting the funds obtained through borrowings was the use of $79.5 million to complete the redemption of all of our 10 7/8% senior subordinated notes. We also spent $7.0 million repurchasing our common stock in the first quarter of 2004.
     Working Capital. At June 30, 2005, we had working capital of $94.8 million. Changes in our working capital are generally a function of changes in the percentage of our vehicle inventory that is financed. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 55% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.
     In addition, the classification of the outstanding balance under our acquisition line of credit as a current liability affected our working capital at June 30, 2005, as the underlying facility matures in June 2006.
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
     At the present time, borrowings under our acquisition line are recorded as current liabilities because our facility matures within the next twelve months. Absent this circumstance, these borrowings typically would be recorded as long-term debt. We plan to enter into a new revolving credit facility prior to the maturity of our current facility in June 2006.

     Our revolving credit facility contains various covenants including financial ratios, such as fixed-charge coverage and interest coverage, and a minimum net worth requirement, among others, as well as additional maintenance requirements. We were in compliance with these covenants at June 30, 2005.
     Our group of lenders is comprised of 13 major financial institutions, including two manufacturer captive finance companies. As of June 30, 2005, $103.2 million was available, after deducting $9.5 million for outstanding letters of credit, to be drawn under the acquisition line, and $162.9 million was available to be drawn under the floorplan tranche for inventory purchases.
     Ford Motor Credit Facility. We have a separate floorplan financing arrangement with Ford Motor Credit Company, which we refer to as the FMCC facility, to provide financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The FMCC facility, which matures in June 2006, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. As of June 30, 2005, $107.8 million was available for inventory purchases under the FMCC facility. We expect the net cost of our borrowings under the FMCC facility, after all incentives, to be slightly higher than the cost of borrowing under the floorplan tranche of our revolving credit facility.
     The following table summarizes the current status of our credit facilities as of June 30, 2005:

	Total
Credit Facility	Commitment	Outstanding	Available
		(in thousands)
Floorplan Tranche	$769,247	$606,494	$162,753
Acquisition Line (1)(2)	162,753	59,519	103,234

Total Revolving Credit Facility	932,000	666,013	265,987
FMCC Facility	300,000	192,203	107,797

Total Credit Facilities	$1,232,000	$858,216	$373,784

(1)	The outstanding balance at June 30, 2005, includes $9.5 million of letters of credit.

(2)	The total commitment reflects the aggregate commitment of $167.8 million less $5.0 million of reserves as required by the lenders.
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
     During 2005, we plan to invest a total of approximately $52.8 million to expand or relocate 11 existing facilities, prepare six new facilities for operations, perform manufacturer required imaging projects at four locations, and purchase equipment for new and expanded facilities. We have agreed to sell and leaseback two of the projects scheduled for completion during 2005. In addition, during the quarter, we sold and leased back one project previously completed during 2004. We also sold one parcel of land purchased during 2004 in connection with a planned facility relocation. This land will be leased back together with a newly constructed dealership facility upon completion, which is expected in 2006. Expected total proceeds for the year from the sales of construction projects is estimated at approximately $21.4 million, resulting in net capital expenditures for new and expanded operations of $31.4 million.
     Acquisitions. Our acquisition target for 2005 is to complete strategic acquisitions that have approximately $300.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our credit facility. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 15% to 20% of the expected annual revenues. Thus, our targeted acquisition budget of $300.0 million is expected to cost between $45.0 and $60.0 million.
     Stock Repurchases. In March 2004, our board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management’s judgment and the restrictions of our various debt agreements. As of June 30, 2005, $18.9 million remained under the board of directors’ March 2004 authorization.

Cautionary Statement about Forward-Looking Statements
     This quarterly report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations with respect to, among other things:
•	our future operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases;

•	net capital expenditures;

•	changes in sales volumes in the new and used vehicle and parts and service markets;

•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industrywide inventory levels; and

•	availability of financing for inventory and working capital.
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
     These factors, as well as additional factors that could affect our operating results and performance are described in our Form 10-K under the headings “Business — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We urge you to carefully consider those factors.
     All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no duty to update the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information about our market sensitive financial instruments was provided as of December 31, 2004, in our Annual Report on Form 10-K. There have been no significant changes in our market risk from those disclosed at that time during the three months ended June 30, 2005.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005, to ensure that material information was accumulated, and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the three months ended June 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.
     The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of our Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June, our Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlements are contingent upon and subject to court approval. Estimated expense of the proposed settlements include our dealerships issuing certificates for discounts off future vehicle purchases, refunding cash in some circumstances, and paying attorneys’ fees and certain costs. Dealers participating in the settlements would agree to certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. If approved, we do not believe that these settlements will have a material adverse effect on our financial position, results of operations or cash flows. If the settlements are not approved, we will continue to vigorously assert available defenses in connection with these lawsuits. While we do not believe this litigation will have a material adverse effect on our financial condition or results of operations, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.
     In addition to the foregoing cases, there are currently no legal proceedings pending against or involving us that, in our opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From time to time, the board of directors authorizes management to repurchase shares of its common stock, subject to the restrictions of various debt agreements and management’s judgment. The first such authorization occurred in October 2000, and was disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000. We have reported subsequent changes to the authorization in our SEC filings since that date. In March 2004, the board of directors authorized management to repurchase up to $25.0 million of its common stock. As of June 30, 2005, $18.9 million remained under the board of directors’ March 2004 authorization.
During the three months ended June 30, 2005, we acquired 11,588 shares of our common stock, valued at $310,000, from the Company’s former Chairman, Chief Executive Officer and President in payment of the exercise price of vested stock options.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the May 18, 2005, Annual Meeting of Stockholders, our stockholders voted on two matters.
1.	Election of two directors:
The stockholders elected two (2) nominees as directors for a three-year term based on the following voting results:

	Votes Cast:
Nominees Elected	For	Withheld
Louis E. Lataif	21,889,809	475,946
Stephen D. Quinn	21,605,103	760,652
Our other continuing directors are: John L. Adams Earl J. Hesterberg Robert E. Howard II J. Terry Strange Max P. Watson, Jr.
2.	Ratification of the appointment of Ernst & Young LLP as Independent Auditors:
The stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the year ended December 31, 2005. The results of the voting were as follows:

For	22,355,473
Against	7,482
Abstain	2,800
Item 5. Other Information
     None.
Item 6. Exhibits

10.1*	Separation Agreement and General Release by and between Group 1 Automotive, Inc. and B.B. Hollingsworth, Jr.

11.1	Statement re: computation of earnings per share is included under Note 3 to the financial statements.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

    *   Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Group 1 Automotive, Inc.

	By:	/s/ Robert T. Ray

Date: August 9, 2005		Robert T. Ray, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibits	INDEX TO EXHIBITS

10.1	Separation Agreement and General Release by and between Group 1 Automotive, Inc. and B.B. Hollingsworth, Jr.

11.1	Statement re: computation of earnings per share is included under Note 3 to the financial statements.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.