Form 10-Q
period 2005-09-30
GROUP 1 AUTOMOTIVE INC
filed 2005-11-08
CIK 1031203

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, the Company had 24,432,321 shares of common stock, par value $.01, outstanding.

Part I. Financial Information
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,528	$37,750
Contracts-in-transit and vehicle receivables, net	137,000	172,402
Accounts and notes receivable, net	89,114	76,687
Inventories	686,694	877,575
Deferred income taxes	17,691	14,755
Prepaid expenses and other current assets	17,395	26,046

Total current assets	981,422	1,205,215

Property and equipment, net	176,033	160,297
Goodwill	373,530	366,673
Intangible franchise rights	169,185	187,135
Deferred costs related to insurance policy and vehicle service contract sales	6,477	7,996
Other assets	19,093	19,904

Total assets	$1,725,740	$1,947,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Floorplan notes payable	$634,830	$848,260
Acquisition line	25,000	—
Current maturities of long-term debt	948	1,054
Accounts payable	99,561	108,920
Accrued expenses	99,469	91,528

Total current liabilities	859,808	1,049,762

Long-term debt, net of current maturities	158,185	156,747
Acquisition line	—	84,000
Deferred income taxes	27,030	33,197
Other liabilities	27,156	24,288

Total liabilities before deferred revenues	1,072,179	1,347,994

Deferred revenues	27,040	32,052
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 24,424 and 23,916 issued, respectively	244	239
Additional paid-in capital	273,112	265,645
Retained earnings	357,008	318,931
Accumulated other comprehensive loss	(218)	(173)
Deferred stock-based compensation	(3,625)	—
Treasury stock, at cost; 0 and 607 shares, respectively	—	(17,468)

Total stockholders’ equity	626,521	567,174

Total libilities and stockholders’ equity	$1,725,740	$1,947,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
New vehicle retail sales	$977,492	$962,021	$2,791,812	$2,451,916
Used vehicle retail sales	279,484	265,544	819,816	737,541
Used vehicle wholesale sales	98,439	101,551	301,419	264,848
Parts and service sales	165,017	154,285	487,534	409,588
Finance, insurance and other, net	49,737	49,006	143,648	130,442

Total revenues	1,570,169	1,532,407	4,544,229	3,994,335

COST OF SALES:
New vehicle retail sales	907,731	895,634	2,594,379	2,280,237
Used vehicle retail sales	243,756	232,779	715,978	647,018
Used vehicle wholesale sales	100,248	104,132	303,702	270,026
Parts and service sales	75,316	69,978	222,473	185,232

Total cost of sales	1,327,051	1,302,523	3,836,532	3,382,513

GROSS PROFIT	243,118	229,884	707,697	611,822

Selling, general and administrative expenses	186,216	182,682	560,853	489,309
Depreciation and amortization expense	4,597	4,086	14,522	11,241
Asset impairments	4,987	41,373	4,987	41,373

INCOME FROM OPERATIONS	47,318	1,743	127,335	69,899

OTHER INCOME AND (EXPENSE):
Floorplan interest expense	(9,259)	(6,813)	(27,998)	(17,660)
Other interest expense, net	(4,344)	(4,697)	(14,174)	(13,627)
Loss on redemption of senior subordinated notes	—	—	—	(6,381)
Other income (expense), net	87	1	95	(63)

INCOME (LOSS) BEFORE INCOME TAXES	33,802	(9,766)	85,258	32,168
Provision (benefit) for income taxes	12,176	(151)	31,143	15,582

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	21,626	(9,615)	54,115	16,586
Cumulative effect of a change in accounting principle, net of tax benefit of $10,231	—	—	(16,038)	—

NET INCOME (LOSS)	$21,626	$(9,615)	$38,077	$16,586

EARNINGS (LOSS) PER SHARE:
BASIC:
Income (loss) before cumulative effect of a change in accounting principle	$0.89	$(0.42)	$2.27	$0.73
Cumulative effect of a change in accounting principle	—	—	(0.67)	—

Net income (loss)	$0.89	$(0.42)	$1.60	$0.73

DILUTED:
Income (loss) before cumulative effect of a change in accounting principle	$0.88	$(0.42)	$2.24	$0.71
Cumulative effect of a change in accounting principle	—	—	(0.66)	—

Net income (loss)	$0.88	$(0.42)	$1.58	$0.71

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,185	22,946	23,794	22,685
Diluted	24,571	22,946	24,150	23,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Capital	Earnings	Loss	Comp	Stock	Total

BALANCE, December 31, 2004	23,916	$239	$265,645	$318,931	$(173)	$—	$(17,468)	$567,174

Comprehensive income:
Net income				38,077				38,077
Unrealized loss on investments, net of income tax benefit of $27					(45)			(45)

Total comprehensive income								38,032
Issuance of common shares to employee benefit plans	390	4	(1,321)				17,778	16,461
Issuance of restricted shares	155	2	5,868			(5,870)		—
Restricted stock amortization						1,201		1,201
Forfeiture of restricted shares	(37)	(1)	(1,043)			1,044		—
Purchase of treasury stock							(310)	(310)
Tax benefit from options exercised			3,963					3,963

BALANCE, September 30, 2005	24,424	$244	$273,112	$357,008	$(218)	$(3,625)	$—	$626,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,077	$16,586
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	16,038	—
Asset impairments	4,987	41,373
Depreciation and amortization	14,522	11,241
Amortization of debt discount and issue costs	1,384	1,504
Amortization of deferred compensation	1,201	—
Deferred income taxes	2,413	(6,849)
Tax benefit from options exercised	3,963	1,311
Provision for doubtful accounts and uncollectible notes	3,260	333
Losses on sales of assets	588	184
Loss on repurchase of senior subordinated notes	—	6,381
Changes in operating assets and liabilities, net of effects of acquisitions:
Contracts-in-transit and vehicle receivables	35,402	(18,788)
Accounts and notes receivable	2,972	(9,580)
Inventories	191,689	4,998
Prepaid expenses and other assets	11,650	3,976
Floorplan notes payable	(220,525)	(19,502)
Accounts payable and accrued expenses	(3,803)	35,117
Deferred revenues	(5,081)	(7,454)

Net cash provided by operating activities	98,737	60,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,007)	(35,445)
Proceeds from sales of property and equipment	15,423	3,583
Purchases of restricted investments	(1,416)	(1,464)
Maturities of restricted investments	642	844
Decrease in restricted cash	168	1,938
Escrow deposits for acquisition of franchises	(500)	—
Cash paid in acquisitions, net of cash received	(20,456)	(221,721)

Net cash used in investing activities	(51,146)	(252,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit facility	(67,077)	281,502
Principal payments of long-term debt	(887)	(670)
Repurchase of senior subordinated notes	—	(79,479)
Proceeds from issuance of common stock to benefit plans	16,461	6,753
Repurchase of common stock, amounts based on settlement date	(310)	(7,019)

Net cash provided by (used in) financing activities	(51,813)	201,087

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,222)	9,653
CASH AND CASH EQUIVALENTS, beginning of period	37,750	26,483

CASH AND CASH EQUIVALENTS, end of period	$33,528	$36,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$44,899	$48,921
Income taxes, net of refunds received	$16,077	$11,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND ORGANIZATION:
     Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry. Group 1 Automotive, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries, which are located in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas. These subsidiaries sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”
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
     Goodwill
     Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Prior to the adoption of SFAS No. 141 on January 1, 2002, the Company did not separately record intangible assets apart from goodwill as all were amortized over similar lives. In 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the treatment of goodwill. SFAS No. 142 no longer permits the amortization of goodwill, but instead requires, at least annually, an assessment for impairment of goodwill by reporting unit, defined by the Company as each of its platforms, using a fair-value based, two-step test. The Company performs the annual impairment assessment at the end of each calendar year, and performs an impairment assessment more frequently if events or circumstances occur at a reporting unit between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 5.
     In evaluating goodwill for impairment, the Company compares the carrying value of the net assets of each reporting unit, its platforms, to each platform’s respective fair value. This represents the first step of the impairment test. If the fair value of a platform is less than the carrying value of the net assets of the platform, the Company is then required to proceed to step two of the impairment test. The second step involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the respective platform as if the calculated fair value was the purchase price of the business combination. This allocation could result in assigning value to intangible assets not previously recorded separately from goodwill prior to the adoption of SFAS No. 141, which could result in less implied residual value assigned to goodwill (see discussion regarding franchise rights acquired prior to July 1, 2001, in “Intangible Franchise Rights” below). The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the respective platform. To the extent the carrying value of the goodwill exceeds the implied fair value, an impairment charge equal to the difference is recorded.
     In completing step one of the impairment analysis, the Company uses a discounted cash flow approach to estimate the fair value of each platform. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and the Company’s weighted average cost of capital. The Company also estimates residual values at the end of the forecast period and future capital expenditure requirements.
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

Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill in the accompanying consolidated balance sheets at September 30, 2005 and December 31, 2004. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with SFAS No. 142, the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment. See Note 5.
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
     During 2005, the Company’s directors and certain employees were granted, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Company’s 1996 Stock Incentive Plan, as amended. During the nine months ended September 30, 2005, 117,002 shares of restricted stock were granted and remain outstanding as of September 30, 2005. These shares are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. During the nine months ended September 30, 2005, 60,210 phantom stock awards were issued and remain outstanding at September 30, 2005. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods ranging from six months to five years. As both of these awards are fixed, compensation was measured at the date of grant and recorded as a deferred charge to stockholders’ equity. This deferred stock-based compensation will be amortized ratably to income over the vesting periods of the individual awards.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss), as reported	$21,626	$(9,615)	$38,077	$16,586
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	297	—	755	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(967)	(840)	(2,588)	(2,697)

Pro forma net income (loss)	$20,956	$(10,455)	$36,244	$13,889

Earnings (loss) per share:
Basic — as reported	$0.89	$(0.42)	$1.60	$0.73
Basic — pro forma	$0.87	$(0.46)	$1.52	$0.61

Diluted — as reported	$0.88	$(0.42)	$1.58	$0.71
Diluted — pro forma	$0.85	$(0.46)	$1.50	$0.59
     Income Taxes
     The Company operates in 12 states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company’s estimated effective tax rate varies based on the proportion of taxable income generated in each state.
     The effective income tax rate for the three and nine months ended September 30, 2005, differed from the federal statutory rate of 35% due primarily to the impact of state income taxes. In addition to the impact of state income taxes, the effective income tax rate of 1.5% of pretax loss for the three months, and 48.4% of pretax income for the nine months, ended September 30, 2004, differed from the federal statutory rate due primarily to the non-deductibility for tax purposes of certain portions of the goodwill impairment charge taken in the third quarter of 2004 (see Note 5).
     Self-Insured Medical and Property/Casualty Plans
     The Company is self-insured for a portion of the claims related to its employee medical benefits and property and casualty insurance programs. Currently, the portion of claims not covered by insurance are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using the Company’s historical claims experience. See Note 4 for a discussion of the effects of Hurricanes Katrina and Rita on the Company’s results during the third quarter of 2005.
     During the third quarter of 2005, the Company completed its analysis of the results compiled by a third-party actuary with respect to its general liability policy exposures for all open policy years. Based on the results of this analysis, the Company recorded a $1.4 million reduction to its general liability accrual. The Company intends to obtain an updated actuarial study on an annual basis and will make the appropriate adjustments to its accrual accordingly.
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
     In October 2005, the FASB staff issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which, starting in the first reporting period beginning after December 15, 2005, will require companies to expense, versus capitalizing into the carrying costs, rental costs associated with ground or building operating leases that are incurred during a construction period. During the three and nine months ended September 30, 2005, the Company capitalized rental costs incurred during construction of approximately $0.3 million and $1.1 million, respectively. During the three and nine months ended September 30, 2004, the Company capitalized rental costs incurred during construction of approximately $0.3 million and $0.6 million, respectively.

     Reclassifications
     Certain reclassifications have been made to the prior periods to conform to the current period presentation.
3. EARNINGS (LOSS) PER SHARE:
     Basic earnings (loss) per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings (loss) per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Income (loss) before cumulative effect of a change in accounting principle	$21,626	$(9,615)	$54,115	$16,586
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(16,038)	—

Net income (loss)	$21,626	$(9,615)	$38,077	$16,586

Weighted average basic shares outstanding	24,185	22,946	23,794	22,685
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	386	—	356	742

Weighted average diluted shares outstanding	24,571	22,946	24,150	23,427

Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$0.89	$(0.42)	$2.27	$0.73
Cumulative effect of a change in accounting principle	—	—	(0.67)	—

Net income (loss)	$0.89	$(0.42)	$1.60	$0.73

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.88	$(0.42)	$2.24	$0.71
Cumulative effect of a change in accounting principle	—	—	(0.66)	—

Net income (loss)	$0.88	$(0.42)	$1.58	$0.71

4. HURRICANES KATRINA AND RITA:
     On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, the Company operated six dealerships in the New Orleans area, consisting of nine franchises. Two of the dealerships are located in the heavily flooded East Bank area of New Orleans and nearby Metairie, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and remain closed. The West Bank stores reopened after approximately two weeks, but are still feeling the lingering effects of a recovering local economy.
     On September 24, 2005, Hurricane Rita came ashore along the Texas/Louisiana border, near Houston and Beaumont, Texas. The Company operates two dealerships in Beaumont, Texas, consisting of eleven franchises and nine dealerships in the Houston area consisting of seven franchises. As a result of the evacuation by many residents in Houston, and the aftermath of the storm in Beaumont, all of these dealerships were closed several days ahead of the storm and for several days thereafter. All of these dealerships have since resumed operations, although operations in Beaumont have been hampered by limited municipal services.
     The Company is self-insured for a portion of the claims related to its property and casualty insurance programs. As a result of insurable events that occurred earlier in 2005, the Company had exhausted most of its self-insurance exposure on its physical damage policies prior to the start of the third quarter. Therefore, the physical losses sustained as a result of Hurricanes Katrina and Rita were generally limited to deductibles required under the Company’s various insurance policies. Based on preliminary estimates of the damage sustained to its New Orleans-area and Beaumont dealership facilities and its inventory of new and used vehicles at those locations, the Company’s total projected loss for such damage is expected to range from $22.3 million to $23.4 million. As the Company cannot determine with more certainty the actual loss within this range, it has accrued the low end of this range of $22.3 million as a component of its selling, general and administrative expenses within its Consolidated Statements of

Operations in accordance with the requirements of FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an Interpretation of FASB Statement No. 5.” After the Company’s application of the terms of its underlying property and casualty insurance policies, the Company has established an insurance recovery receivable totaling $18.2 million and reduced the above-noted estimated loss accordingly. This receivable was established based on the determination of management, given their experience with these type claims and discussions to date with its insurance carriers, that it is probable that recovery will occur for the amount of these write-offs and the cost to repair its leased facilities in excess of insurance policy deductibles. The Company made the determination of whether recovery was “probable” in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” which defines “probable” as being likely to occur. The Company’s net loss recorded during the third quarter related to damage sustained due to the hurricanes was therefore $4.1 million.
     The Company also maintains business interruption insurance coverage and has recorded a receivable of approximately $0.2 million in expected recoveries, net of required deductibles, related to covered payroll and fixed cost expenditures at its East Bank dealerships incurred prior to September 30, 2005. This amount was recorded as a reduction to the above noted loss accrual, resulting in a net loss during the period of $3.9 million. Although the Company believes it may be eligible for greater amounts of recovery for loss of operations at all of its New Orleans-area and Beaumont dealerships, it is at this time unable to determine either the amount of, or nature of, covered items with any certainty. Any future recoveries under this coverage will be recognized in the period in which all contingencies have been resolved.
     All of the amounts reflected to date are estimates based on information currently available to the Company. These estimates are preliminary and subject to change until the Company has finalized all amounts with its insurance carriers. Although the Company believes that any increase in total loss above the high-end of the exposure range noted above would be offset by increases to the above-noted receivables, there can be no assurance that such offsetting occurs and any difference could be material to the Company’s financial position, results of operations or cash flows. The Company is unable to estimate what the effect on its fourth-quarter results will be or what insurance recoveries may ultimately be received to offset any such impact.
5. ASSET IMPAIRMENTS:
     In connection with the preparation and review of its third-quarter interim financial statements, the Company determined that recent events and circumstances in New Orleans indicated that an impairment of goodwill and/or other long-lived assets may have occurred in the three months ended September 30, 2005. As a result, the Company performed interim impairment assessments of certain of its asset groups (dealerships) in the New Orleans area, followed by an interim impairment assessment of the New Orleans platform’s goodwill, in connection with the preparation of its financial statements for the period ended September 30, 2005.
     As a result of these assessments, the Company recorded a pretax impairment charge of $1.3 million during the third quarter of 2005 relating to the franchise value of its Dodge store located in Metairie, Louisiana, whose book value exceeded its fair value. Based on the Company’s goodwill assessment, no impairment of the carrying value of the recorded goodwill associated with the Company’s New Orleans platform is required. The Company’s goodwill impairment analysis included an assumption that the Company’s business interruption insurance proceeds would allow the platform to maintain a level cash flow rate consistent with past operating performance until those operations return to normal. The Company is unable to determine at this time, and therefore has made no assumption regarding, whether a permanent decline in the New Orleans business economy has occurred. Such a permanent decline could have a material adverse effect on the Company’s operations and could result in the fair value of the Company’s New Orleans platform not exceeding the carrying value of the respective net assets of the platform.
     As the Company does not have any recorded intangible franchise value associated with any of its Beaumont franchises and does not believe Hurricane Rita will have any lasting effect on its combined Houston/Beaumont operations, the Company does not believe that an interim assessment of its Houston/Beaumont platform is required.
     Due to the pending disposals of two of the Company’s California franchises, a Kia and a Nissan franchise, the Company tested the respective asset groups (dealerships) of such franchises for impairment during the third quarter of 2005. These tests resulted in impairments of long-lived assets totaling $3.7 million.
     During October 2004, in connection with the preparation and review of the 2004 third-quarter interim financial statements, the Company determined that recent events and circumstances at its Atlanta platform, including further deterioration of the platform’s financial results and recent changes in platform management, indicated that an impairment of goodwill may have occurred in the three months ended September 30, 2004. As a result, the Company performed an interim impairment assessment of the Atlanta platform’s goodwill in accordance with SFAS No. 142. After analyzing the long-term potential of the Atlanta market and the expected future operating results of its dealership franchises in Atlanta, the Company estimated the fair value of the reporting unit as of September 30, 2004. As a result of the required evaluation, the Company determined that the carrying amount of the reporting unit’s goodwill exceeded its implied fair value as of September 30, 2004, and recorded a goodwill impairment charge of $40.3 million. In connection with this evaluation, the Company determined that impairment of certain long-lived assets of the Atlanta platform may have occurred requiring an impairment assessment of these assets in accordance with SFAS No. 144. As a result of this assessment, the Company recorded a $1.1 million pretax impairment charge during the third quarter of 2004.

6. RELATED PARTY TRANSACTIONS:
     During 2005, the Company entered into the following real estate transactions with various entities, some of the partners of which are among the management of several of the Company’s platforms, on terms comparable to those in recent transactions between the Company and unrelated third parties and that the Company believes represent fair market value:
     In Milford, Massachusetts, the Company sold recently acquired real estate for approximately $4.2 million and executed a 15-year lease, to begin upon the completion of construction of a new Toyota dealership facility for one of its existing franchises. The lease has three five-year renewal options, exercisable at the Company’s sole discretion. Upon completion, the Company contemplates selling the facility to the landowner and amending the lease accordingly. Prior to completion of construction, the Company is reimbursing the lessor for approximately $0.3 million per year of interest and other related land carrying costs.
     In Stratham, New Hampshire, the Company assigned its right to buy dealership land and facilities associated with its acquisition of a BMW franchise. The assignee purchased the dealership facility and related real estate at appraised value and entered into a 15-year lease with the Company. The lease has three five-year renewal options, exercisable at the Company’s sole discretion. Future minimum lease payments total approximately $5.1 million over the initial lease term.
     In Rockwall, Texas, the Company assigned its right to buy undeveloped land in connection with the acquisition of Chrysler and Jeep franchises. The assignee purchased the real estate at appraised value and entered into an intent to lease agreement with the Company pursuant to which the Company is expected to lease the property and a dealership facility to be constructed by the Company and sold to the landowner upon completion. The lease terms will be finalized upon completion of the facility. In the event the Company does not ultimately enter into a lease agreement with the partnership, the Company is obligated to purchase the real estate at the partnership’s cost basis of $1.9 million.
     In Amarillo, Texas, the Company sold for $2.2 million and leased back a dealership facility housing Lincoln and Mercury franchises. The lease has a 15-year initial term, three five-year renewal options, exercisable at the Company’s sole discretion, and future minimum lease payments of approximately $2.9 million over the initial lease term.
     In Danvers, Massachusetts, the Company executed a 15-year lease, to begin upon the completion of construction by the Company of a new collision center and service facility for an existing Audi franchise. The lease has three five-year renewal options, exercisable at the Company’s sole discretion. Upon completion, the Company contemplates selling the facility to the landowner and amending the lease accordingly. Prior to completion of construction, the Company is reimbursing the lessor for approximately $0.4 million per year of interest and other related land carrying costs.
     In Oklahoma City, Oklahoma, the Company entered into a lease for undeveloped land with an entity in which Robert E. Howard II, a director of the Company, is majority partner, upon which the Company intends to construct a new dealership facility for its Toyota franchise. The lease has a 15-year initial term, three five-year renewal options, exercisable at the Company’s sole discretion, and future minimum lease payments of $3.6 million (based solely on the value of the undeveloped land under lease). Upon completion, the Company contemplates selling the facility to the landowner and amending the lease accordingly.
7. COMPREHENSIVE INCOME (LOSS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)

Net income (loss)	$21,626	$(9,615)	$38,077	$16,586
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of tax	—	353	—	1,179
Unrealized losses on available for sale securities, net of tax	(29)	—	(45)	—

Comprehensive income (loss)	$21,597	$(9,262)	$38,032	$17,765

8. COMMITMENTS AND CONTINGENCIES:
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
Overview
     We are a leading operator in the $1 trillion automotive retailing industry. As of September 30, 2005, we owned and operated 144 dealership franchises, representing 32 brands, primarily located in major metropolitan markets in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas. Through our dealerships, we sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. We also operate 30 collision service centers.
     Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services.
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
     Our performance during the first nine months of 2005, and specifically the third quarter, improved on both a Same Store (see term defined in “Results of Operations”) and consolidated basis over the prior year periods. We realized improvements in most Same Store metrics and realized the benefits of our 2004 acquisitions in the current year. For the three and nine months ended September 30, 2005, we reported net income of $21.6 million and $38.1 million and diluted earnings per share of $0.88 and $1.58, respectively, compared to net loss of $9.6 million and net income of $16.6 million and diluted loss per share of $0.42 and diluted earnings per share of $0.71, respectively, during the comparable periods of 2004. The following items significantly affected our financial position and results of operations in 2005 or 2004, and may cause our reported results to not be comparable to or indicative of our future performance.
Nine Months Ended September 30, 2005:
•	Hurricane Katrina: On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, the Company operated six dealerships in the New Orleans area consisting of nine franchises. Two of the dealerships are located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and remain closed. The West Bank stores reopened after approximately two weeks, but are still feeling the lingering effects of a recovering local economy. Our third quarter 2005 results reflect the adverse impact from the loss of business during this time period, as well as an estimated pretax charge of $3.5 million, net of certain estimated insurance recoveries of $18.3 million, related primarily to our insurance deductibles for incurred losses. We have estimated the total adverse effect on our third-quarter results (including actual operating losses, estimated lost profits, some of which may ultimately be recoverable under our business interruption insurance coverages, uninsured losses noted above and the asset impairment charge noted below) to be approximately $6.7 million on a pretax basis.

•	Hurricane Rita: On September 24, 2005, Hurricane Rita came ashore along the Texas/Louisiana border, near Houston and Beaumont, Texas. The Company operates two dealerships in Beaumont, Texas, consisting of eleven franchises and nine dealerships in the Houston area consisting of seven franchises. As a result of the evacuation by many residents of Houston, and the aftermath of the storm in Beaumont, all of these dealerships were closed several days ahead of the storm and for several days thereafter. All of these dealerships have since resumed operations, although operations in Beaumont have been hampered by limited municipal services. Our third quarter 2005 results reflect the adverse impact from the loss of business during this time period, as well as an estimated pretax charge of $0.4 million, net of estimated insurance recoveries of $0.1 million, related to our insurance deductibles for incurred losses. We have estimated the total adverse effect on our third-quarter results (including actual operating losses and estimated lost profits, some of which may ultimately be recoverable under our business interruption insurance coverages and the uninsured losses noted above) to be approximately $1.9 million on a pretax basis.

•	Cumulative Effect of a Change in Accounting Principle: For some of our dealerships, our adoption of EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” resulted in intangible franchise rights having carrying values that were in excess of their fair values. This required us to write-off the excess value of $16.0 million, net of deferred taxes of $10.2 million, or $0.66 per diluted share, as the cumulative effect of a change in accounting principle in the first quarter of 2005.

•	Asset Impairments: In connection with the preparation and review of our third-quarter interim financial statements, we determined that recent events and circumstances in New Orleans indicated that an impairment of goodwill and/or other long-lived assets may have occurred in the three months ended September 30, 2005. Therefore, we performed an interim impairment assessments of certain asset groups followed by an interim impairment assessment of the New Orleans platform’s goodwill. As a result of these assessments, the Company recorded a pretax impairment charge of $1.3 million during the third quarter of 2005 relating to one asset group whose book value exceeded its fair value.

Due to the pending disposals of two of our California franchises, a Kia and a Nissan franchise, the Company tested the respective asset groups for impairment during the third quarter of 2005. These tests resulted in impairments of long-lived assets totaling $3.7 million.
Nine Months Ended September 30, 2004:
•	Loss on Redemption of Senior Subordinated Notes: In March 2004, we completed the redemption of all of our outstanding 10 7/8% senior subordinated notes and incurred a $6.4 million pretax charge, or $4.0 million and $0.17 per diluted share on an after-tax basis.

•	Asset Impairments: In the third quarter of 2004, as a result of the further deterioration of our Atlanta platform’s financial results throughout 2004, we concluded that the carrying amount of the reporting unit exceeded its fair value as of September 30, 2004. Accordingly, we recorded a total pretax charge of $41.4 million, or $29.4 million on an after-tax basis or $1.25 per diluted share, related to the impairment of the carrying of its goodwill and certain long-lived assets.
     For the three months and nine months ended September 30, 2005, as compared to the same periods of 2004, our consolidated revenues increased 2.5% and 13.8%, respectively, and our consolidated gross profit increased 5.8% and 15.7%, respectively, primarily because of acquisitions closed during 2004, together with improvements from our Same Store locations. During the same periods of 2005, our Same Store revenues increased 1.6% and 2.2%, respectively, compared to the same periods of 2004, due to increases in each business line. Our Same Store gross profit increased 5.0% during the third quarter and 3.9% during the nine months ended September 30, 2005, compared to the same periods of 2004, due to increases in the gross profit realized from all our lines of business. Our Same Store gross margins during the three- and nine-month periods of 15.6% and 15.7%, respectively, reflected improvement over margins of 15.1% and 15.4%, respectively, in the corresponding prior year periods.
     During the third quarter and first nine months of 2005, as compared to 2004, we had increases of 1.9% and 14.6%, respectively, in our consolidated selling, general and administrative (“SG&A”) expenses primarily because of acquisitions closed during 2004. Our Same Store SG&A expense as a percentage of gross profit declined approximately 490 basis points during the three months ended September 30, 2005, as compared to 2004, due to our continued focus on overhead and the above noted increase in gross profit.
     During the third quarter and first nine months of 2005, as compared to 2004, we had 35.9% and 58.5% increases in floorplan interest expense. Both increases were due in large part to significant increases in our weighted average interest rate. During the quarter, this increase was offset by a reduction in weighted average outstanding borrowings and the maturity of an interest rate swap that accounted for approximately $0.6 million of the expense in the third quarter of 2004. For the year-to-date period, increases in weighted average outstanding borrowings, due primarily to acquisitions, added to this increase, partially offset by the maturity of our interest rate swap that accounted for approximately $1.9 million of the expense for the nine months ended September 30, 2004.
     Finally, our other interest expense decreased 7.5% during the quarter versus the prior year quarter, due to a decrease in our weighted average borrowings, as we have continued to pay down the borrowings under our acquisition line of credit. This decrease was offset by an increase in our weighted average interest rate during the period. Other interest expense increased 4.0% for the year-to-date period as our weighted average outstanding borrowings and our weighted average interest rate increased over the prior-year period. Our weighted average borrowings increased because of the timing of our borrowings in 2004, most of which occurred in the second half of that year.
     We address these items, and other variances between the periods presented, in the results of operations section below.

Critical Accounting Policies and Accounting Estimates
     Our condensed consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. We disclosed our critical accounting policies and estimates in our 2004 Annual Report on Form 10-K. With the exception of the discussion below regarding a change to our method of valuation of intangible franchise rights and a change in how we estimate our liability for self-insured property and casualty risk reserves, no significant changes have occurred since that time. See also Note 2 to our Condensed Consolidated Financial Statements for further discussion.
     Intangible Franchise Rights. Our only significant identified intangible assets, other than goodwill, are rights under our franchise agreements with manufacturers. We expect these franchise agreements to continue for an indefinite period but, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period. Therefore, we do not amortize the carrying amount of our franchise rights. Franchise rights acquired in acquisitions prior to July 1, 2001, were not separately recorded, but were recorded and amortized as part of goodwill and remain a part of goodwill at September 30, 2005, and December 31, 2004, in the accompanying consolidated balance sheets. Like goodwill, and in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we test our franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment, using a fair-value method.
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
     For some of the Company’s dealerships, the adoption of the annual impairment provisions as of January 1, 2005, resulted in a fair value that was less than the carrying value of their intangible franchise rights. As a result, a non-cash charge of $16.0 million, net of deferred taxes of $10.2 million, was recorded as a cumulative effect of a change in accounting principle in accordance with the transitional rules of EITF D-108 in the first quarter of 2005.
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
     Self-Insured Property and Casualty Risk Reserves. We are self-insured for a portion of the claims related to our property and casualty insurance programs, requiring us to make estimates regarding expected claims to be incurred. During the third quarter of 2005, we completed our analysis of the results compiled by a third-party actuary with respect to our workers compensation and general liability policy exposures for all open policy years. Based on the results of this analysis, we recorded a $1.4 million reduction to our general liability accrual. We intend to obtain an updated actuarial study on an annual basis and will make the appropriate adjustments to our accrual accordingly.
     Actuarial estimates for the portion of claims not covered by insurance are based on our historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the historical loss history used in determining our estimate of future losses would have changed our reserve at September 30, 2005, by $1.9 million.
     Our potential exposure under all of our self-insured property and casualty plans currently totals $45.0 million, before consideration of accruals we have recorded related to our loss projections or future deductibles we may be required to absorb under our insurance policies. After consideration of these accruals, our remaining potential loss exposure under these plans totals approximately $16.7 million at September 30, 2005.
Results of Operations
     The following tables present comparative financial and non-financial data for the three and nine months ended September 30, 2005 and 2004, of (a) our “Same Store” locations, (b) our New Orleans operations consisting of our Bohn platform, (c) those locations acquired or disposed of (“Transactions”) during the periods, and (d) the total Company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, excluding our Bohn platform dealerships, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last month it was owned. Same Store results also include the activities of the corporate office.
     Due to the adverse impact of Hurricane Katrina on the results of our Bohn platform (including insurance and other hurricane-related charges), we have excluded its results from Same Store results throughout the following discussion for all periods presented. We believe this more clearly reflects the results of our unaffected operations and provides greater clarity as to the ongoing impact on our New Orleans operations. Two of the six dealerships that make up our Bohn platform have been closed since August 29, 2005. The remaining four dealerships on the West Bank of New Orleans were opened for business in mid-September, but are still suffering from the lingering effects of a recovering local economy. We have not excluded from our Same Store results the adverse impact of Hurricane Rita on our Houston/Beaumont platform as we do not believe it to be of a nature warranting such separate presentation.
New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Retail Unit Sales
Same Stores	32,151	0.7%	31,933	82,705	0.8%	82,021
Bohn Platform	1,492	(27.5)%	2,058	4,966	(15.0)%	5,843
Transactions	712		—	9,238		—

Total	34,355	1.1%	33,991	96,909	10.3%	87,864

Retail Sales Revenues
Same Stores	$912,024	0.5%	$907,146	$2,336,781	1.7%	$2,297,323
Bohn Platform	40,559	(26.1)%	54,875	131,738	(14.8)%	154,593
Transactions	24,909		—	323,293		—

Total	$977,492	1.6%	$962,021	$2,791,812	13.9%	$2,451,916

Gross Profit
Same Stores	$65,389	2.5%	$63,769	$165,424	1.0%	$163,813
Bohn Platform	2,336	(10.8)%	2,618	7,468	(5.1)%	7,866
Transactions	2,036		—	24,541		—

Total	$69,761	5.1%	$66,387	$197,433	15.0%	$171,679

Gross Profit per Retail Unit Sold
Same Stores	$2,034	1.9%	$1,997	$2,000	0.2%	$1,997
Bohn Platform	$1,566	23.1%	$1,272	$1,504	11.7%	$1,346
Transactions	$2,860			$2,657
Total	$2,031	4.0%	$1,953	$2,037	4.2%	$1,954

Gross Margin
Same Stores	7.2%		7.0%	7.1%		7.1%
Bohn Platform	5.8%		4.8%	5.7%		5.1%
Transactions	8.2%			7.6%
Total	7.1%		6.9%	7.1%		7.0%

Inventory Days Supply (1)
Same Stores	57	(9.5)%	63	57	(9.5)%	63
Bohn Platform	69	(2.8)%	71	69	(2.8)%	71
Transactions	69			69
Total	57	(10.9)%	64	57	(10.9)%	64

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

     Our new vehicle unit sales, revenues and gross profit during the three and nine months ended September 30, 2005, outpaced the same periods in 2004 due primarily to the current year contribution of our acquisitions completed throughout 2004 plus modest Same Store growth. The following table sets forth our top ten Same Store brands, based on retail unit sales volume:
     Same Store New Vehicle Unit Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Toyota/Scion	7,991	6.2%	7,526	20,111	7.9%	18,638
Ford	5,010	5.2	4,761	13,247	(2.2)	13,549
Nissan	3,120	(3.0)	3,215	8,498	4.8	8,105
Honda	2,807	11.8	2,511	7,446	3.9	7,164
Chevrolet	2,098	(19.6)	2,610	6,538	(3.5)	6,775
Dodge	1,994	2.9	1,938	4,730	(8.6)	5,175
Lexus	1,443	6.2	1,359	4,074	1.5	4,013
Chrysler	1,261	31.1	962	3,039	25.7	2,418
Jeep	967	8.0	895	2,342	(0.1)	2,345
Mercedes-Benz	833	8.2	770	1,410	4.4	1,350
Other	4,627	(14.1)	5,386	11,270	(9.8)	12,489

Total	32,151	0.7	31,933	82,705	0.8	82,021

     The decrease in our other brands during the quarter was concentrated primarily in Kia, Hyundai, Mitsubishi and GMC. For the nine months ended September 30, 2005, as compared to the same period of 2004, the decrease in other brands resulted primarily from declines in Mitsubishi, Kia, Isuzu and Lincoln.
     Our consolidated new vehicle gross margin improved from 6.9% and 7.0% for the three and nine months ended September 30, 2004, respectively, to 7.1% for both the three months and nine months ended September 30, 2005. These improvements reflect the favorable impact of luxury franchises acquired last year, which generally yield higher gross margins than domestic or import non-luxury franchises. We expect new vehicle gross margins to continue to reflect the highly competitive environment of new vehicle sales.
     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but in general provides for a defined amount to be paid regardless of our actual floorplan rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our level of inventory turn. Although certain of our manufacturers offer assistance that varies with changes in interest rates, albeit on a lag from changes in the underlying interest rates, our other manufacturers’ assistance is relatively fixed. For these reasons, this assistance has ranged from approximately 77% to 158% of our total floorplan interest expense over the past five years. For the third quarter of 2005 as compared to 2004, this ratio, on a consolidated basis, declined from 139% to 105%, primarily due to rising interest rates. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which impacts the gross profit and gross margin detailed above. On a consolidated basis, the total assistance recognized in cost of goods sold during the three months ended September 30, 2005 and 2004, was $9.7 million and $9.5 million, respectively, while the assistance for the nine months ended September 30, 2005 and 2004, was $27.5 million and $24.5 million, respectively.
     Finally, our consolidated days’ supply of new vehicle inventory continues to decrease, from 64 days’ supply at September 30, 2004, to 57 days’ supply at September 30, 2005. This improvement reflects our efforts to control inventory levels in this period of rising interest rates and is slightly below our target level of 60 days’ supply. Our 57 days’ supply at September 30, 2005, was negatively impacted by our domestic inventory, which stood at 79 days’ supply, versus our import and luxury brands of which we had 41 and 52 days’ supply, respectively.

Used Vehicle Retail Data
(dollars in thousands,
except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Retail Unit Sales
Same Stores	16,804	0.6%	16,705	45,876	(2.8)%	47,202
Bohn Platform	686	(31.5)%	1,002	2,812	(9.8)%	3,116
Transactions	336		—	3,821		—

Total	17,826	0.7%	17,707	52,509	4.4%	50,318

Retail Sales Revenues
Same Stores	$263,536	4.6%	$251,999	$706,509	1.6%	$695,456
Bohn Platform	9,329	(31.1)%	13,545	37,921	(9.9)%	42,085
Transactions	6,619		—	75,386		—

Total	$279,484	5.2%	$265,544	$819,816	11.2%	$737,541

Gross Profit
Same Stores	$33,773	8.8%	$31,031	$90,146	5.3%	$85,589
Bohn Platform	1,290	(25.6)%	1,734	4,958	0.5%	4,934
Transactions	665		—	8,734		—

Total	$35,728	9.0%	$32,765	$103,838	14.7%	$90,523

Gross Profit per Retail Unit Sold
Same Stores	$2,010	8.2%	$1,858	$1,965	8.4%	$1,813
Bohn Platform	$1,880	8.6%	$1,731	$1,763	11.4%	$1,583
Transactions	$1,979			$2,286
Total	$2,004	8.3%	$1,850	$1,978	9.9%	$1,799

Gross Margin
Same Stores	12.8%		12.3%	12.8%		12.3%
Bohn Platform	13.8%		12.8%	13.1%		11.7%
Transactions	10.0%			11.6%
Total	12.8%		12.3%	12.7%		12.3%

Used Vehicle Wholesale Data
(dollars in thousands,
except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Wholesale Unit Sales
Same Stores	12,978	0.4%	12,931	34,161	0.5%	33,988
Bohn Platform	647	(28.1)%	900	2,342	(7.3)%	2,527
Transactions	207		—	3,017		—

Total	13,832	0.0%	13,831	39,520	8.2%	36,515

Wholesale Sales Revenues
Same Stores	$93,122	(3.8)%	$96,771	$257,453	2.5%	$251,195
Bohn Platform	3,661	(23.4)%	4,780	13,839	1.4%	13,653
Transactions	1,656		—	30,127		—

Total	$98,439	(3.1)%	$101,551	$301,419	13.8%	$264,848

Gross Profit (Loss)
Same Stores	$(1,751)	27.6%	$(2,419)	$(2,228)	53.2%	$(4,757)
Bohn Platform	(8)	95.1%	(162)	(62)	85.3%	(421)
Transactions	(50)		—	7		—

Total	$(1,809)	29.9%	$(2,581)	$(2,283)	55.9%	$(5,178)

Wholesale Profit (Loss) per Wholesale Unit Sold
Same Stores	$(135)	27.8%	$(187)	$(65)	53.6%	$(140)
Bohn Platform	$(12)	93.3%	$(180)	$(26)	84.4%	$(167)
Transactions	$(242)			$2
Total	$(131)	29.9%	$(187)	$(58)	59.2%	$(142)

Gross Margin
Same Stores	(1.9)%		(2.5)%	(0.9)%		(1.9)%
Bohn Platform	(0.2)%		(3.4)%	(0.4)%		(3.1)%
Transactions	(3.0)%			0.0%
Total	(1.8)%		(2.5)%	(0.8)%		(2.0)%

Total Used Vehicle Data
(dollars in thousands,
except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Used Vehicle Unit Sales
Same Stores	29,782	0.5%	29,636	80,037	(1.4)%	81,190
Bohn Platform	1,333	(29.9)%	1,902	5,154	(8.7)%	5,643
Transactions	543		—	6,838		—

Total	31,658	0.4%	31,538	92,029	6.0%	86,833

Sales Revenues
Same Stores	$356,658	2.3%	$348,770	$963,962	1.8%	$946,651
Bohn Platform	12,990	(29.1)%	18,325	51,760	(7.1)%	55,738
Transactions	8,275		—	105,513		—

Total	$377,923	2.9%	$367,095	$1,121,235	11.9%	$1,002,389

Gross Profit
Same Stores	$32,022	11.9%	$28,612	$87,918	8.8%	$80,832
Bohn Platform	1,282	(18.4)%	1,572	4,896	8.5%	4,513
Transactions	615		—	8,741		—

Total	$33,919	12.4%	$30,184	$101,555	19.0%	$85,345

Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,075	11.4%	$965	$1,098	10.2%	$996
Bohn Platform	$962	16.5%	$826	$950	18.8%	$800
Transactions	$1,133			$1,278
Total	$1,071	11.9%	$957	$1,104	12.3%	$983

Gross Margin
Same Stores	9.0%		8.2%	9.1%		8.5%
Bohn Platform	9.9%		8.6%	9.5%		8.1%
Transactions	7.4%			8.3%
Total	9.0%		8.2%	9.1%		8.5%

Inventory Days Supply (1)
Same Stores	28	(6.7)%	30	28	(6.7)%	30
Bohn Platform	50	56.3%	32	50	56.3%	32
Transactions	31			31
Total	28	(6.7)%	30	28	(6.7)%	30

Adjusted Used Gross Profit per Retail Unit Sold (2)
Same Stores	$1,906	11.3%	$1,713	$1,916	11.9%	$1,712
Bohn Platform	$1,869	19.1%	$1,569	$1,741	20.2%	$1,448
Transactions	$1,830			$2,288
Total	$1,903	11.6%	$1,705	$1,934	14.0%	$1,696

Adjusted Used Gross Margin (3)
Same Stores	12.2%		11.4%	12.4%		11.6%
Bohn Platform	13.7%		11.6%	12.9%		10.7%
Transactions	9.3%			11.6%
Total	12.1%		11.4%	12.4%		11.6%

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

(2)	Adjusted used gross profit per retail unit sold equals total gross profit, which includes net wholesale profit or loss, divided by retail unit sales. The net profit or loss on wholesale vehicle sales is included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.

(3)	Adjusted used gross margin equals total gross profit, which includes net wholesale profit or loss, divided by retail sales revenues. The net profit or loss on wholesale vehicle sales is included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.

     Our used vehicle results are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, and the availability of consumer credit. During the three and nine months ended September 30, 2005, we saw modest changes in total used volumes and revenues, but realized significantly improved margins on both retail and wholesale used vehicle sales resulting in increases in total Same Store gross profit of 11.9% and 8.8%, respectively. These improvements were the result of a companywide effort to minimize our exposure to used vehicle devaluation through active management of our used vehicle inventory.
     These efforts also resulted in a reduction in our consolidated days’ supply of used vehicle inventory from 30 days at September 30, 2004, to 28 days at September 30, 2005, which is below our target of 37 days. We believe this target effectively balances the increased risk in the used car business as a result of continuing new car incentive programs with the need to give our operators the latitude with which to manage their used car inventories, taking into consideration the time required to refurbish a used vehicle and provide for sufficient inventory on display at any one time.
Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Parts and Service Revenues
Same Stores	$156,887	6.6%	$147,144	$410,486	5.5%	$389,046
Bohn Platform	4,780	(33.1)%	7,141	18,392	(10.5)%	20,542
Transactions	3,350		—	58,656		—

Total	$165,017	7.0%	$154,285	$487,534	19.0%	$409,588

Gross Profit
Same Stores	$85,126	6.3%	$80,055	$222,392	4.8%	$212,141
Bohn Platform	2,652	(37.6)%	4,252	10,357	(15.2)%	12,215
Transactions	1,923		—	32,312		—

Total	$89,701	6.4%	$84,307	$265,061	18.1%	$224,356

Gross Margin
Same Stores	54.3%		54.4%	54.2%		54.5%
Bohn Platform	55.5%		59.5%	56.3%		59.5%
Transactions	57.4%			55.1%
Total	54.4%		54.6%	54.4%		54.8%
     Our Same Store parts and service revenues increased 6.6% and 5.5%, respectively, and gross profit increased 6.3% and 4.8%, respectively, for the three- and nine-month periods ended September 30, 2005, versus the same periods in 2004. These increases were primarily driven by improvements in our retail and wholesale parts businesses, as well as our customer pay service business.
     Our Same Store parts sales increased $7.2 million, or 8.4%, for the three months ended September 30, 2005, and increased $16.4 million, or 7.3%, for the nine months then ended versus the comparable periods in 2004. These increases were driven by increases in retail sales of 5.5% and 4.3% for the three- and nine-month periods, respectively, and increases in our lower margin wholesale sales of 13.9% and 12.7%, respectively. Despite increases in Same Store gross profit in both periods, this change in sales mix led to slight declines in our overall parts gross margin as our individual retail and wholesale parts margins were relatively constant between the periods.
     Our Same Store service business also saw improvements in both revenues and gross profit. During the third quarter and first nine months of 2005, as compared to 2004, our service revenue increased 6.1% and 4.1%, respectively, while our gross profit increased 7.4% in the third quarter of 2005, as compared to the same period of 2004, and increased 5.0% during the nine-month period. These relative improvements during the quarter and year-to-date periods were driven primarily by increases in customer pay, non-warranty work resulting from various service-bay expansion projects and focused marketing activities in several of our platforms.
     The inclusion of our 2004 acquisitions in our 2005 results helped bolster our total parts and service gross margin as these recently acquired franchises realized margins of 57.4% and 55.1% for the three- and nine-month periods, respectively.

Finance and Insurance Data
(dollars in thousands,
except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Retail New and Used Unit Sales
Same Stores	48,955	0.7%	48,638	128,581	(0.5)%	129,223
Bohn Platform	2,178	(28.8)%	3,060	7,778	(13.2)%	8,959
Transactions	1,048		—	13,059		—

Total	52,181	0.9%	51,698	149,418	8.1%	138,182

Retail Finance Fees
Same Stores	$16,949	(4.4)%	$17,725	$45,934	(3.3)%	$47,524
Bohn Platform	829	(37.5)%	1,326	3,038	(17.8)%	3,698
Transactions	246		—	4,397		—

Total	$18,024	(5.4)%	$19,051	$53,369	4.2%	$51,222

Vehicle Service Contract Fees
Same Stores	$18,676	0.4%	$18,606	$49,344	3.7%	$47,606
Bohn Platform	862	(8.1)%	938	2,906	9.7%	2,650
Transactions	149		—	3,514		—

Total	$19,687	0.7%	$19,544	$55,764	11.0%	$50,256

Insurance and Other
Same Stores	$11,528	16.4%	$9,906	$30,837	12.4%	$27,443
Bohn Platform	428	(15.2)%	505	1,441	(5.3)%	1,521
Transactions	70		—	2,237		—

Total	$12,026	15.5%	$10,411	$34,515	19.2%	$28,964

Total
Same Stores	$47,153	2.0%	$46,238	$126,115	2.9%	$122,573
Bohn Platform	2,119	(23.4)%	2,768	7,385	(6.2)%	7,869
Transactions	465		—	10,148		—

Total	$49,737	1.5%	$49,006	$143,648	10.1%	$130,442

Finance and Insurance Revenues per Unit Sold
Same Stores	$963	1.3%	$951	$981	3.4%	$949
Bohn Platform	$973	7.5%	$905	$949	8.1%	$878
Transactions	$444			$777
Total	$953	0.5%	$948	$961	1.8%	$944
     Our consolidated finance, insurance and other revenues increased 1.5% and 10.1% during the three and nine months ended September 30, 2005, respectively, as compared to 2004, due to Same Store growth of 2.0% and 2.9%, respectively, plus the impact of our 2004 acquisitions, while the depressed results of our Bohn platform slightly tempered this growth. Total average finance and insurance revenues per retail unit sold improved during the three- and nine-month periods, despite the addition of our 2004 acquisitions, which generally had lower penetration of finance and insurance products on sales of new and used vehicles than our existing stores. We expect the sale of these products to increase over time as these newly acquired operations benefit from our standardized, menu-driven selling process.
     With respect to Same Store retail finance fees, during the third quarter of 2005, as compared to 2004, we saw a 4.4% decrease in fee income on relatively flat total retail vehicle sales. This decrease was due to a decline in penetration rates as the manufacturers shifted their incentives from zero-percent financing to employee pricing and customers became more selective in their financing choice. For the nine months ended September 30, 2005, we experienced a 3.3% decrease in finance fee income primarily due to the overall decline in penetrations similar to the third quarter, as well as a $0.8 million increase in chargeback expense. The increase in chargeback expense was due to an increase in customer refinancing activity, primarily in the first half of 2005, in which a customer obtains a new, lower rate loan from a third-party source in order to replace the original loan chosen by the customer to obtain upfront manufacturer incentives. This activity declined as the manufacturers moved towards employee pricing and away from other incentives during 2005.

     With respect to Same Store vehicle service contract fees, during the third quarter of 2005, as compared to 2004, we saw a slight increase in income, consistent with the slight increase in retail vehicle sales. For the nine months ended September 30, 2005, we experienced a 3.7% increase in income on a 0.5% decrease in total retail vehicle unit sales. This increase was primarily attributable to a $2.2 million increase from higher revenues per contract on new and used vehicle transactions, net of a related increase in chargeback activity, partially offset by a slight decline in penetration of contract sales in used vehicle transactions.
     With respect to Same Store insurance and other sales revenue, the increases during the third quarter and first nine months of 2005, as compared to 2004, were primarily attributable to revenue associated with the sale of guaranteed asset protection and maintenance insurance products.
Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Personnel
Same Stores	$103,442	(0.8)%	$104,289	$286,082	3.1%	$277,596
Bohn Platform	5,425	6.8%	5,081	15,723	2.2%	15,383
Transactions	2,216		—	36,738		—

Total	$111,083	1.6%	$109,370	$338,543	15.6%	$292,979

Advertising
Same Stores	$14,305	(18.5)%	$17,558	$41,900	(13.5)%	$48,424
Bohn Platform	375	(13.4)%	433	1,917	50.5%	1,274
Transactions	392		—	5,560		—

Total	$15,072	(16.2)%	$17,991	$49,377	(0.6)%	$49,698

Rent and Facility Costs
Same Stores	$20,925	5.7%	$19,804	$55,124	3.4%	$53,315
Bohn Platform	(82)	(105.5)%	1,482	2,986	(33.0)%	4,460
Transactions	531		—	8,022		—

Total	$21,374	0.4%	$21,286	$66,132	14.5%	$57,775

Other SG&A
Same Stores	$32,769	2.1%	$32,108	$87,656	4.7%	$83,758
Bohn Platform	5,187	169.2%	1,927	8,320	63.2%	5,099
Transactions	731		—	10,825		—

Total	$38,687	13.7%	$34,035	$106,801	20.2%	$88,857

Total SG&A
Same Stores	$171,441	(1.3)%	$173,759	$470,762	1.7%	$463,093
Bohn Platform	10,905	22.2%	8,923	28,946	10.4%	26,216
Transactions	3,870		—	61,145		—

Total	$186,216	1.9%	$182,682	$560,853	14.6%	$489,309

Total Gross Profit
Same Stores	$229,690	5.0%	$218,674	$601,849	3.9%	$579,359
Bohn Platform	8,389	(25.2)%	11,210	30,106	(7.3)%	32,463
Transactions	5,039		—	75,742		—

Total	$243,118	5.8%	$229,884	$707,697	15.7%	$611,822

SG&A as % of Gross Profit
Same Stores	74.6%		79.5%	78.2%		79.9%
Bohn Platform	130.0%		79.6%	96.1%		80.8%
Transactions	76.8%			80.7%
Total	76.6%		79.5%	79.3%		80.0%
     Our selling, general and administrative (SG&A) expenses consist primarily of salaries, commissions and incentive-based compensation, advertising, rent and other miscellaneous expenses. We believe that our personnel and advertising expenses are variable and can be adjusted in response to changing business conditions. In such a case, however, it may take us several months to adjust our cost structure, or we may elect not to fully adjust a variable component, such as advertising expenses.
     For the three months ended September 30, 2005, SG&A expenses decreased as a percentage of gross profit on a Same Store basis from 79.5% during 2004 to 74.6% during 2005, and decreased from 79.9% to 78.2% for the comparable nine-month period.

These decreases resulted primarily from a reduction in advertising expenses, as well as a reduction in our dealership-level personnel related costs as a percentage of gross profit.
     For the third quarter of 2005, as compared to the same period of 2004, we experienced a net decrease in Same Store personnel expenses, while gross profit increased. Normally, our change in personnel related expenses correlates fairly closely with changes in gross profit as the variable compensation of our commissioned salespeople and platform management is closely tied to dealership results. However, during the third quarter of 2005, we adjusted certain dealership-level incentive compensation arrangements which resulted in a net decrease of $2.8 million for the third quarter of 2005, as compared to 2004, and $2.1 million for the nine months ended September 30, 2005, as compared to the same period of 2004. The effect of this decrease during the nine-month period ended September 30, 2005, was offset by approximately $1.7 million of costs incurred associated with the transition of our Chief Executive Officer position, including signing bonus, relocation fees, executive search and legal fees, and other miscellaneous costs.
     We have closely scrutinized and better managed our advertising spending this year and, as a result, realized an 18.5% decrease for the three months, and a 13.5% decrease for the nine months, ended September 30, 2005, as compared to the same periods last year.
     The increases in Same Store rent and facility costs for the quarter and year-to-date periods are primarily due to rent increases associated with new facilities and index-based rent increases on existing facilities. The net credit reflected in the Bohn platform results reflects the benefit received from the recognition of deferred rent obligations released upon termination of two operating leases, one of which was due to the damage sustained at the facility as a result of Hurricane Katrina.
     Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. For the three months ended September 30, 2005, as compared to the same period of 2004, we had Same Store increases totaling $3.5 million in a number of areas partially offset by decreases, primarily a $1.8 million change in our property and casualty retained risk accrual (excluding the uninsured losses attributable to our Bohn platform reflected in their results above). This reduction is primarily attributable to a $1.4 million adjustment to our estimated obligation under our general liability policies based on a recently completed actuarial analysis. The largest causes of the $3.5 million increase were:
•	a $1.2 million increase in bad debt expense; and

•	a $0.9 million increase in delivery-related expenses, primarily as a result of higher fuel costs.
     For the nine months ended September 30, 2005, as compared to the same period of 2004, we had increases totaling $8.0 million in a number of areas partially offset by decreases, primarily a $2.6 million change in our property and casualty retained risk accrual (again excluding the uninsured losses attributable to our Bohn platform reflected in their results above). Included in this reduction is the $1.4 million adjustment to our estimated obligation under our general liability policies. The largest causes of the $8.0 million increase were:
•	a $2.1 million increase in bad debt expense;

•	a $1.3 million increase in professional fees, primarily consisting of legal fees and expenses, executive search fees, and board of director fees and expenses; and

•	a $1.9 million increase in delivery related expenses, primarily as a result of higher fuel costs.
Depreciation and Amortization Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Same Stores	$4,277	12.4%	$3,805	$12,456	19.4%	$10,435
Bohn Platform	278	(1.1)%	281	862	6.9%	806
Transactions	42		—	1,204		—

Total	$4,597	12.5%	$4,086	$14,522	29.2%	$11,241
     Our year-to-date Same Store depreciation and amortization expense increased primarily because of a $1.0 million charge during the first quarter of 2005, resulting from an adjustment to the depreciable lives of certain of our leasehold improvements to reflect better their remaining useful lives. The remainder of the year-to-date increase and the increase in the quarter are due to a number of facility additions, including service bay expansions, facility upgrades and manufacturer required image renovations completed during the last twelve months.

Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	% Change	2004	2005	% Change	2004
Same Stores	$8,407	30.7%	$6,434	$23,225	40.3%	$16,554
Bohn Platform	603	59.1%	379	1,782	61.1%	1,106
Transactions	249		—	2,991		—

Total	$9,259	35.9%	$6,813	$27,998	58.5%	$17,660
     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense increased during the three months ended September 30, 2005, compared to 2004, because of an approximate 205 basis point increase in weighted average interest rates. Partially offsetting this increase was an approximate $91.1 million decrease in weighted average borrowings outstanding between the periods and the maturity of an interest rate swap that accounted for approximately $0.6 million of the expense in the third quarter of 2004.
     Our Same Store floorplan interest expense for the first nine months of 2005 suffered from an approximate 180 basis point increase in weighted average interest rates, accounting for an increase of approximately $8.8 million. This increase was offset by a decrease due to the maturity of our interest rate swap that accounted for approximately $1.9 million of the expense for the nine months ended September 30, 2004, while our weighted average borrowings during the periods remained relatively unchanged.
Other Interest Expense, net
     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line, partially offset by interest income, decreased approximately $0.4 million during the third quarter of 2005, as compared to 2004. This decrease was due to an approximate $50.1 million reduction in weighted average borrowings outstanding between the periods as we have continued to pay down our 2004 draws on the Acquisition Line. This reduction was offset by an approximate 125 basis point increase in the weighted average interest rate during the periods.
     Our other net interest expense for the year-to-date periods increased $0.5 million due to an approximate 15 basis point increase in weighted average interest rates and an approximate $4.9 million increase in weighted average borrowings outstanding.
Loss on Redemption of Senior Subordinated Notes
     On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. We incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred financing costs.
Provision for Income Taxes
     Our provision for income taxes increased $12.3 million, to $12.2 million, for the three months ended September 30, 2005, from $(0.2) million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, our provision, excluding the tax benefit associated with the cumulative effect of a change in accounting principle discussed below, increased $15.5 million, to $31.1 million from $15.6 million, as compared to the nine months ended September 30, 2004. For the nine months ended September 30, 2005, our effective tax rate decreased to 36.5%, from 48.4% for the comparative period of 2004, due primarily to the fact that the 2004 rate was negatively impacted by the non-deductibility of certain amounts of the impairment charge recognized on our Atlanta platform.
Cumulative Effect of a Change in Accounting Principle
     At the September 2004 meeting of the Emerging Issues Task Force, the SEC staff issued Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” which states that a residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct value method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under SFAS No. 141, “Business Combinations.” Registrants who have applied a residual method to the valuation of intangible assets other than goodwill for purposes of impairment testing under SFAS No. 142, “Goodwill and Other Intangible Assets,” shall perform a transitional impairment test. This test shall use a direct value method on all intangible assets other than goodwill that were previously valued using another method by no later than the beginning of their first fiscal year beginning after December 15, 2004.
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
Sources of Liquidity and Capital Resources
     As of September 30, 2005, our total cash on hand was $33.5 million.
     Cash Flows. The following is a discussion of our cash flows for the nine months ended September 30, 2005 and 2004.
     Operating activities. For the nine months ended September 30, 2005, we generated $98.7 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges, including the $16.0 million after-tax charge related to the change in accounting principle.
     For the nine months ended September 30, 2004, we generated $60.8 million of cash flow from operations, primarily driven by net income, after adding back $41.4 million of asset impairments, depreciation and amortization and the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes.
     Investing activities. During the first nine months of 2005, we used approximately $51.1 million in investing activities. We used $20.5 million for acquisitions, net of cash received, and $45.0 million for purchases of property and equipment. Approximately $33.0 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $15.4 million in proceeds from sales of property and equipment.
     During the first nine months of 2004, the $252.3 million of cash used in investing activities included $221.7 million of cash used in acquisitions, net of cash received, and $35.4 million for purchases of property and equipment, of which approximately $25.7 million was for the purchase of land and construction of new or expanded facilities.
     Financing activities. We used approximately $51.8 million in financing activities during the nine months ended September 30, 2005, primarily to repay borrowings under our revolving credit facility. We received $16.5 million during this period in connection with the exercise of stock options and the sale of shares pursuant to our employee stock purchase plan.
     We obtained approximately $201.1 million from financing activities during the first nine months of 2004, primarily from borrowings under our revolving credit facility. Partially offsetting the funds obtained through borrowings was the use of $79.5 million to complete the redemption of all of our 10 7/8% senior subordinated notes. We also spent $7.0 million repurchasing our common stock in the first quarter of 2004.
     Working Capital. At September 30, 2005, we had working capital of $121.6 million. Changes in our working capital are generally a function of changes in the percentage of our vehicle inventory that is financed. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 55% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.
     In addition, the classification of the outstanding balance under our acquisition line of credit as a current liability affected our working capital at September 30, 2005, as the underlying facility matures in June 2006.
     Credit Facilities. Our various credit facilities are used to finance the purchase of inventory, provide acquisition funding and provide working capital for general corporate purposes. Our two facilities currently provide us with a total of $1.2 billion of borrowing capacity.
     Revolving Credit Facility. This arrangement with a lending group comprised of 13 major financial institutions, including two manufacturer captive finance companies, matures in June 2006 and provides a total of $937.0 million of financing. We can further expand the facility to its maximum commitment of $1.0 billion, subject to participating lender approval. This facility consists of two tranches: $769.2 million for floorplan financing, which we refer to as the floorplan tranche, and $162.8 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the acquisition line. The floorplan tranche bears interest at rates equal to LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. The acquisition line bears interest at LIBOR plus a margin that ranges from 175 to 325 basis points, depending on our leverage ratio.
     At the present time, borrowings under our acquisition line are recorded as current liabilities because our facility matures within the next twelve months. Absent this circumstance, these borrowings typically would be recorded as long-term debt.
     Our revolving credit facility contains various covenants including financial ratios, such as fixed-charge coverage and interest coverage, and a minimum net worth requirement, among others, as well as additional maintenance requirements. We were in compliance with these covenants as of September 30, 2005.
     As of September 30, 2005, $126.8 million was available, after deducting $11.0 million for outstanding letters of credit, to be drawn under the acquisition line, and $276.5 million was available to be drawn under the floorplan tranche for inventory purchases.
     Ford Motor Credit Facility. We have a separate floorplan financing arrangement with Ford Motor Credit Company, which we refer to as the FMCC facility, to provide financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The FMCC facility, which also matures in June 2006, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. As of September 30, 2005, $178.6 million was available for inventory purchases under the FMCC facility. We expect the net cost of our borrowings under the FMCC facility, after all incentives, to be slightly higher than the cost of borrowing under the floorplan tranche of our revolving credit facility.
     The following table summarizes the status of our credit facilities as of September 30, 2005:

	Total
Credit Facility	Commitment	Outstanding	Available
		(in thousands)
Floorplan Tranche	$769,247	$492,727	$276,520
Acquisition Line (1)(2)	162,753	36,000	126,753

Total Revolving Credit Facility	932,000	528,727	403,273

FMCC Facility	300,000	121,393	178,607

Total Credit Facilities	$1,232,000	$650,120	$581,880

(1)	The outstanding balance at September 30, 2005, includes $11.0 million of letters of credit.

(2)	The total commitment reflects the aggregate commitment of $167.8 million less $5.0 million of reserves as required by the lenders.
     We are presently in negotiations with our lending group and FMCC to renew our credit facilities for floorplan financing and our revolving line of credit. We believe such renewals will be finalized prior to year-end with terms and conditions consistent with our current facilities.
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
     During 2005, we plan to invest a total of approximately $41.2 million to expand or relocate existing facilities, prepare new facilities for operations, perform manufacturer required imaging projects, and purchase equipment for new and expanded facilities. So far this year, we have completed two of our projected sale-leasebacks, with a third expected to close in the fourth quarter. We also sold one parcel of land purchased during 2004 in connection with a planned facility relocation. Upon completion, which is expected in 2006, this land, together with a newly constructed dealership facility, will be leased back. Expected total proceeds for the year from the sales of construction projects is estimated at approximately $20.9 million, resulting in net capital expenditures for new and expanded operations of $20.3 million.
     Acquisitions. Our acquisition target for 2005 was to complete strategic acquisitions that have approximately $300.0 million in expected annual revenues. Through September 30, 2005, we have acquired seven franchises with estimated annual revenues of $118.1 million. We do not expect to close any additional acquisitions during 2005.

     Stock Repurchases. In March 2004, our board of directors authorized us to repurchase up to $25.0 million of our stock, subject to management’s judgment and the restrictions of our various debt agreements. As of September 30, 2005, $18.9 million remained under the board of directors’ March 2004 authorization.
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
     Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
•	the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the effect of hurricanes or other severe weather events on our operations and the economy;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, DaimlerChrysler, General Motors, Honda/Acura and Nissan/Infiniti, may not continue to produce or make available to us vehicles that are in high demand by our customers;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities and repurchase shares;

•	our cost of financing could increase significantly;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information about our market sensitive financial instruments was provided as of December 31, 2004, in our Annual Report on Form 10-K. There have been no significant changes in our market risk from those disclosed at that time during the nine months ended September 30, 2005.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005, to ensure that material information was accumulated, and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     During the three months ended September 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From time to time, the board of directors authorizes management to repurchase shares of its common stock, subject to the restrictions of various debt agreements and management’s judgment. The first such authorization occurred in October 2000, and was disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000. We have reported subsequent changes to the authorization in our SEC filings since that date. In March 2004, the board of directors authorized management to repurchase up to $25.0 million of its common stock. As of September 30, 2005, $18.9 million remained under the board of directors’ March 2004 authorization.
     During the nine months ended September 30, 2005, we acquired 11,588 shares of our common stock, valued at $310,000, from the Company’s former Chairman, Chief Executive Officer and President in payment of the exercise price of vested stock options.

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

Group 1 Automotive, Inc.

November 7, 2005	By:	/s/ Robert T. Ray

Date		Robert T. Ray, Senior Vice President,
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