Form 10-K/A
period 2004-12-31
GROUP 1 AUTOMOTIVE INC
filed 2006-01-31
CIK 1031203

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

      None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

      Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 18, 2005, which is incorporated into Part III of this Form 10-K/A.

                                TABLE OF CONTENTS

AMENDMENT NO. 1 EXPLANATORY NOTE.............................................................................       1
PART I      .................................................................................................       1
Item 1.     Business.........................................................................................       1
Item 2.     Properties.......................................................................................      22
Item 3.     Legal Proceedings................................................................................      22
Item 4.     Submission of Matters to a Vote of Security Holders..............................................      22
PART II     .................................................................................................      23
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............................      23
Item 6.     Selected Financial Data..........................................................................      24
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations............      25
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.......................................      42
Item 8.     Financial Statements and Supplementary Data......................................................      43
Item 9.     Changes in and Disagreements on Accounting and Financial Disclosure..............................      43
Item 9A.    Controls and Procedures..........................................................................      43
PART III    .................................................................................................      46
Item 10.    Directors and Executive Officers of the Registrant...............................................      46
Item 11.    Executive Compensation...........................................................................      46
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...      46
Item 13.    Certain Relationships and Related Transactions...................................................      46
Item 14.    Principal Accountant Fees and Services...........................................................      46
PART IV     .................................................................................................      46
Item 15.    Exhibits.........................................................................................      46

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

      This amended annual report includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals or current expectations with respect to, among other things:

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



      The information contained in this amended annual report, including the information set forth under the headings "Business -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies factors that could affect our operating results and performance. We urge you to carefully consider those factors.

      All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no responsibility to update our forward-looking statements.

AMENDMENT NO. 1 EXPLANATORY NOTE

      We are filing Amendment No. 1 (this "Amendment") to the Group 1 Automotive, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, to change the presentation of certain floorplan notes payable information. We finance substantially all of our new, and a portion of our used, vehicle inventories under revolving credit arrangements with a syndicated lending group (which includes both lenders affiliated with manufacturers of new vehicles and non-affiliated lenders) and, for certain new vehicle models, with lenders affiliated with the manufacturers of those vehicles. Consistent with industry practice, we previously reported all amounts outstanding under the caption "Floorplan notes payable" in our consolidated balance sheets and substantially all cash flows arising in connection with changes in floorplan notes payable as an item of cash flows from operating activities in our consolidated statements of cash flows.

      In response to recent comments from the Staff of the Securities and Exchange Commission (the "Staff") in connection with a customary review of our 2004 Annual Report on Form 10-K, we reevaluated our presentation of this information. On January 30, 2006, our management and the Audit Committee of our Board of Directors concluded to amend and restate our 2004 Annual Report on Form 10-K and our September 30, 2005, Quarterly Report on Form 10-Q to reflect certain information in conformity with guidance under the Securities and Exchange Commission's rules and regulations and Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." This amendment revises our consolidated balance sheets to reflect floorplan notes payable to the syndicated lending group separately from floorplan notes payable to lenders affiliated with manufactures. It also revises our consolidated statements of cash flows to reflect borrowings and repayments from the syndicated lending group as an item of cash flows from financing activities with gross borrowings reflected separately from gross repayments.

      The changes in presentation have no effect on previously reported consolidated net income, earnings per share, total assets or liabilities, stockholders' equity, total cash flows or our conclusion that our disclosure controls and procedures were effective as of December 31, 2004. This form 10-K/A contains changes to Part II-Item 7, Item 8 and Item 9A to reflect this restatement. There are no other significant changes to the original Form 10-K other than those outlined above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update disclosures therein in any way other than as required to reflect the Amendment set forth below. Among other things, forward looking statements made in the original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the original Form 10-K (other than the restatement), and such forward looking statements should be read in their historical context. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following selected historical financial data as of December 31, 2004, 2003, 2002, 2001 and 2000, and for the five years in the period ended December 31, 2004 have been derived from our audited financial statements, subject to certain reclassifications to make prior years' conform to the current year presentation. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K/A.

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

(1) Includes long-term debt and acquisition line

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

      You should read the following discussion in conjunction with Part I, including the matters set forth in the "Risk Factors" section of this Form 10-K/A, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K/A.

RESTATEMENT

      As discussed under the heading "Amendment No. 1 Explanatory Note" on page 1 and further described in the Notes to Consolidated Financial Statements, we have restated our consolidated financial statements and other financial information.

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

      Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers' interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 105% to 160% of our total floorplan interest expense over the past three years. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2004, 2003 and 2002, was $33.2 million, $27.4 million and $26.7 million, respectively.

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

      CASH FLOWS. The following table sets forth selected information from our statement of cash flows:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                            2004           2003             2002
                                                         ---------    --------------     ----------
                                                                      (in thousands)
Net cash provided by (used in) operating activities      $  27,253    $      313,009     $  (62,645)
Net cash used in investing activities                     (250,389)          (54,165)      (123,756)
Net cash provided by (used in) financing activities        234,403          (257,446)       194,625
                                                         ---------    --------------     ----------
   Net increase in cash and cash equivalents             $  11,267    $        1,398     $    8,224
                                                         =========    ==============     ==========

      With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing, we choose which vehicles to finance and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to affiliated lenders participating in our syndicated lending group) are presented within cash flows from operating activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under our revolving credit facility (including the cash flows from or to affiliated lenders participating in the facility) are presented within cash flows from financing activities.

      Operating activities. For the year ended December 31, 2004, we generated $27.3 million in net cash from operating activities, primarily driven by net income. Non-cash charges, including depreciation and amortization and the $44.7 million of asset impairments, along with the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes in March 2004, were offset by changes in operating assets and liabilities, primarily a $64.3 million increase in inventories.

      For the year ended December 31, 2003, we generated $313.0 million of cash flow from operations, primarily driven by net income, after adding back depreciation and amortization, and a $183.4 million increase in floorplan borrowings from manufacturer-affiliated lenders. During 2003, we entered into a floorplan financing arrangement with Ford Motor Credit Company, which we refer to as the FMCC Facility, to provide financing for our entire Ford, Lincoln and Mercury new vehicle inventory. In accordance with SFAS No. 95, "Statement of Cash Flows," the change in these borrowings is reflected as an item of cash flows from operating activities, whereas historically, when these model vehicles were financed under our revolving credit facility, such changes were shown as an item of cash flows from financing activities (after taking into account the change in historical presentation set forth in this Amendment). Upon entering into the FMCC Facility, we repaid approximately $218.5 million of floorplan borrowings under the revolving credit facility with funds provided by FMCC. This repayment is reflected as a repayment on the credit facility in cash flows from financing activities and a borrowing in the floorplan notes payable - manufacturer affiliates in cash flows from operating activities.

      For the year ended December 31, 2002, we used $62.6 million of cash flow from operations, primarily driven by a $107.5 million increase in vehicle inventory, partially offset by net income, after adding depreciation and amortization.

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

      Financing activities. We obtained approximately $234.4 million from financing activities during 2004, primarily from net borrowings under our revolving credit facility to fund vehicle inventory purchases and acquisitions. These proceeds were also used to complete the redemption of all of our 10 7/8% senior subordinated notes in March 2004. Additionally, we spent $7.0 million repurchasing our common stock.

      We used approximately $257.4 million in financing activities during 2003, primarily to repay borrowings under our revolving credit facility associated with the proceeds from the aforementioned FMCC facility. We also paid down other floorplan borrowings under our revolving credit facility with the proceeds from our issuance of 8 1/4% senior subordinated notes in August 2003. We spent an additional $14.4 million repurchasing our common stock.

      During 2002, we obtained approximately $194.6 million from financing activities, primarily from net borrowings under our revolving credit facility to fund vehicle inventory purchases. Additionally, we spent $11.6 million repurchasing a portion of our senior subordinated notes and $23.8 million for repurchases of common stock.

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

      Revolving Credit Facility. This facility matures in June 2006 and now provides a total of $937.0 million of financing, after we exercised our option to expand the facility by $162.0 million in July 2004. We can further expand the facility to its maximum commitment of $1.0 billion, subject to participating lender approval. This facility consists of two tranches: $769.2 million for floorplan financing, (the "Floorplan Line"), and $162.8 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit (the "Acquisition Line"). The Acquisition Line bears interest at LIBOR plus a margin that ranges from 175 to 325 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory.

      Our revolving credit facility contains various covenants including financial ratios, such as fixed-charge coverage and interest coverage, and a minimum net worth requirement, among others, as well as additional maintenance requirements.

      Our group of lenders is comprised of 13 major financial institutions, including two manufacturer captive finance companies. As of February 28, 2005, $65.8 million was available, after deducting $8.0 million for outstanding letters of credit, to be drawn under the Acquisition Line, and $158.5 million was available to be drawn under the Floorplan Line for inventory purchases.

      Ford Motor Credit Facility. The FMCC Facility, which matures on June 2, 2006, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. As of February 28, 2005, $85.0 million was available for inventory purchases. We expect the net cost of our borrowings under the FMCC Facility, after all incentives, to be slightly higher than the cost of borrowing under the Floorplan Line.

      The following table summarizes the current position of our credit facilities as of December 31, 2004:

                               TOTAL
     CREDIT FACILITY        COMMITMENT    OUTSTANDING   AVAILABLE
-------------------------   ----------   ------------   ---------
                                        (in thousands)
Floorplan Line              $  769,247   $    632,593   $ 136,654
Acquisition Line (1)(2)        162,753         90,519   $  72,234
                            ----------   ------------   ---------
      Total Revolving
        Credit Facility        932,000        723,112     208,888

FMCC Facility                  300,000        195,498   $ 104,502
                            ----------   ------------   ---------
Total Credit Facilities     $1,232,000   $    918,610     313,390
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

CONTRACTUAL OBLIGATIONS

      The following is a summary of our contractual obligations as of December 31, 2004 (Restated):

                                                     PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS             TOTAL       < 1 YEAR   1-3 YEARS   3-5 YEARS   THEREAFTER
-----------------------           ----------    --------   ---------   ---------   ----------
                                                         (in thousands)
Floorplan notes payable           $  848,260    $848,260    $      -    $      -    $      -
Long-term debt obligations (1)       248,301       1,054      92,102       1,743     153,402
Estimated interest payments on
 Floorplan notes payable(2)            4,811       4,811           -           -           -
Estimated interest payments on
 long-term debt obligations(3)       117,997      16,802      26,945      24,750      49,500
Operating leases                     562,283      61,508     121,141     100,938     278,696
Purchase commitments(4)               52,347      47,973       4,374           -           -
                                  ----------    --------   ---------   ---------   ---------
 Total                            $1,833,999    $980,407    $244,562    $127,431    $481,598
                                  ==========    ========   =========   =========   =========

----------
(1) Includes borrowings on the Acquisition Line and outstanding letters of credit.

(2) Estimated interest payments were calculated using the floorplan balance and weighted average interest rate at December 31, 2004, and the assumption that these liabilities would be settled within 60 days which approximates our inventory days supply.

(3) Estimated interest payments on long-term debt obligations includes fixed rate interest on our 8 1/4% Senior Subordinated Notes due 2013 plus variable rate interest on our Acquisition Line. The future variable rate interest was calculated using the Acquisition Line balance and current interest rate at December 31, 2004, and the assumption that this balance was held to contractual maturity of June 30, 2006.

(4)   Includes capital expenditures, acquisition commitment and other.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2004, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended December 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. In addition, we have considered the restatement of our Consolidated Balance Sheets and Consolidated Statements of Cash Flows to comply with the guidance under the Securities and Exchange Commission's rules and regulations and SFAS No. 95, "Statement of Cash Flows," and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting.

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

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, of Group 1 Automotive, Inc. and our report dated March 10, 2005, except for Note 2, as to which the date is January 27, 2006, expressed an unqualified opinion thereon.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   Financial Statements

            The financial statements listed in the accompanying Index to Financial Statements are filed as part of this amended Annual Report on Form 10-K/A.

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

 10.47     --   Second Amendment to Fifth Amended and Restated Revolving Credit
                Agreement, dated as of March 8, 2005 (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

 10.48*    --   Sixth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock
                Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 2004).

 10.49*    --   Form of Incentive Stock Option Agreement for Employees
                (Incorporated by reference to Exhibit 10.49 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2004).

 10.50*    --   Form of Nonstatutory Stock Option Agreement for Employees
                (Incorporated by reference to Exhibit 10.50 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2004).

 11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

 14.1      --   Code of Ethics for Specified Officers of Group 1 Automotive,
                Inc., dated as of May 16, 2004 (Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

 21.1      --   Group 1 Automotive, Inc. Subsidiary List (Incorporated by
                reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

 23.1      --   Consent of Ernst & Young LLP.

 31.1      --   Certification of Chief Executive Officer Under Section 302 of
                the Sarbanes-Oxley Act of 2002.

 31.2      --   Certification of Chief Financial Officer Under Section 302 of
                the Sarbanes-Oxley Act of 2002.

 32.1      --   Certification of Chief Executive Officer Under Section 906 of
                the Sarbanes-Oxley Act of 2002.

 32.2      --   Certification of Chief Financial Officer Under Section 906 of
                the Sarbanes-Oxley Act of 2002.

--------------
* Management contract or compensatory plan or arrangement

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 30th day of January, 2006.

                                      Group 1 Automotive, Inc.

                                      By: /s/ Earl J. Hesterberg
                                          --------------------------------------
                                          Earl J. Hesterberg
                                          President and chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of January, 2006.

       Signature                                   Title
       ---------                                   -----
/s/ Earl J. Hesterberg                President and Chief Executive
-----------------------               Officer and Director (Principal
Earl J. Hesterberg                    Executive Officer)

/s/ John C. Rickel                    Senior Vice President and Chief
-----------------------               Financial Officer (Chief Financial
John C. Rickel                        and Accounting Officer)

/s/ John L. Adams                     Chairman and Director
-----------------------
John L. Adams

/s/ Robert E. Howard II               Director
-----------------------
Robert E. Howard II

/sl Louis E. Lataif                   Director
-----------------------
Louis E. Lataif

/s/ Stephen D. Quinn                  Director
-----------------------
Stephen D. Quinn

/s/ J. Terry Strange                  Director
-----------------------
J. Terry Strange

/s/  Max P. Watson. Jr.               Director
-----------------------
Max P. Watson, Jr.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements have been restated.

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


                                             /s/ Ernst & Young LLP

Houston, Texas
March 10, 2005, except for Note 2, as to which the date is January 27, 2006

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Restated)

                                                                                           DECEMBER 31,
                                                                             ----------------------------------------
                                                                                   2004                 2003
                                                                             ----------------      ------------------
                                                                             (dollars in thousands, except share data)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents............................................     $         37,750      $           26,483
   Contracts-in-transit and vehicle receivables, net....................              172,402                 143,260
   Accounts and notes receivable, net...................................               76,687                  63,669
   Inventories..........................................................              877,575                 671,279
   Deferred income taxes................................................               14,755                  11,163
   Prepaid expenses and other current assets............................               26,046                  16,176
                                                                             ----------------      ------------------
     Total current assets...............................................            1,205,215                 932,030
                                                                             ----------------      ------------------
PROPERTY AND EQUIPMENT, net.............................................              160,297                 131,647
GOODWILL................................................................              366,673                 328,491
INTANGIBLE FRANCHISE RIGHTS.............................................              187,135                  76,656
DEFERRED COSTS RELATED TO INSURANCE POLICY AND VEHICLE SERVICE
CONTRACT SALES..........................................................                7,996                  12,238
OTHER ASSETS............................................................               19,904                  21,383
                                                                             ----------------      ------------------
     Total assets.......................................................     $      1,947,220      $        1,502,445
                                                                             ================      ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable - credit facility............................     $        632,593      $          297,848
   Floorplan notes payable - manufacturer affiliates....................              215,667                 195,720
   Current maturities of long-term debt.................................                1,054                     910
   Accounts payable.....................................................              108,920                  87,675
   Accrued expenses.....................................................               91,528                  74,295
                                                                             ----------------      ------------------
     Total current liabilities..........................................            1,049,762                 656,448
                                                                             ----------------      ------------------
LONG-TERM DEBT, net of current maturities...............................              156,747                 230,178
ACQUISITION LINE - credit facility......................................               84,000                       -
DEFERRED INCOME TAXES...................................................               33,197                  33,786
OTHER LIABILITIES.......................................................               24,288                  23,169
                                                                             ----------------      ------------------
     Total liabilities before deferred revenues.........................            1,347,994                 943,581
                                                                             ----------------      ------------------
DEFERRED REVENUES.......................................................               32,052                  40,755
STOCKHOLDERS' EQUITY:
   Preferred stock, 1,000,000 shares authorized, none issued or
   outstanding..........................................................                    -                       -
   Common stock, $.01 par value, 50,000,000 shares authorized;
   23,916,393 and 23,454,046 issued, respectively.......................                  239                     235

   Additional paid-in capital...........................................              265,645                 255,356
   Retained earnings....................................................              318,931                 291,150
   Accumulated other comprehensive loss.................................                 (173)                 (1,285)
   Treasury stock, at cost; 606,588 and 1,002,506 shares, respectively..              (17,468)                (27,347)
                                                                             ----------------      ------------------
     Total stockholders' equity.........................................              567,174                 518,109
                                                                             ----------------      ------------------
     Total liabilities and stockholders' equity.........................     $      1,947,220      $        1,502,445
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

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Restated)

                                                                                YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                           2004            2003          2002
                                                                        ----------      ----------    ----------
                                                                                (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.......................................................   $    27,781    $    76,126    $   67,065
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Impairment of assets............................................        44,711              -             -
     Depreciation and amortization...................................        15,836         12,510        10,137
     Amortization of debt discount and issue costs...................         1,834          1,871         1,469
     Deferred income taxes...........................................        (4,701)        11,951         6,883
     Tax benefit from options exercised..............................         2,501          1,905         2,204
     Provision for doubtful accounts and uncollectible notes.........         1,529           (631)        1,078
     (Gain) loss on sale of assets...................................           142           (622)          483
     Gain on sales of franchises.....................................             -              -          (414)
     Losses on repurchases of senior subordinated notes..............         6,381              -         1,173
     Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
       Contracts-in-transit and vehicle receivables..................       (28,902)        36,704       (37,750)
       Accounts receivable...........................................       (14,204)        (2,799)       (3,055)
       Inventories...................................................       (64,294)         4,709      (107,487)
       Prepaid expenses and other assets.............................        (2,015)        (2,565)       (6,063)
       Floorplan notes payable - manufacturer affiliates.............        18,421        183,400         1,826
       Accounts payable and accrued expenses ........................        30,936          1,115        (6,768)
       Deferred revenues ............................................        (8,703)       (10,665)        6,574
                                                                        -----------    -----------    ----------
         Net cash provided by (used in) operating activities.........        27,253        313,009       (62,645)
                                                                        -----------    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable.....................................             -         (2,958)       (8,083)
    Collections on notes receivable..................................         5,367          1,388         1,303
    Purchases of property and equipment..............................       (47,412)       (34,627)      (43,498)
    Proceeds from sales of property and equipment....................        12,329         11,598         1,975
    Proceeds from sales of franchises................................             -          7,414         7,430
    Purchases of restricted investments..............................        (2,074)        (5,520)       (3,424)
    Maturities of restricted investments.............................         1,027          1,991         2,307
    (Increase) decrease in restricted cash...........................         2,095          1,967          (344)
    Cash paid in acquisitions, net of cash received..................      (221,721)       (35,418)      (81,422)
                                                                        -----------    -----------    ----------
         Net cash used in investing activities.......................      (250,389)       (54,165)     (123,756)
                                                                        -----------    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on credit facility....................................     3,619,426      2,482,830     3,193,654
    Repayments on credit facility....................................    (3,308,891)    (2,872,838)   (2,969,731)
    Principal payments of long-term debt.............................        (1,219)        (1,253)       (1,950)
    Borrowings of long-term debt.....................................             -              -            17
    Proceeds from issuance of senior subordinated notes..............             -        144,131             -
    Debt issue costs.................................................          (209)        (4,903)            -
    Repurchase of senior subordinated notes..........................       (79,479)             -       (11,629)
    Proceeds from issuance of common stock to benefit plans..........        11,794          8,991         8,036
    Repurchase of common stock, amounts based on settlement
     date............................................................        (7,019)       (14,404)      (23,772)
                                                                        -----------    -----------    ----------
         Net cash provided by (used in) financing activities.........       234,403       (257,446)      194,625
                                                                        -----------    -----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................        11,267          1,398         8,224
CASH AND CASH EQUIVALENTS, beginning of period.......................        26,483         25,085        16,861
                                                                        -----------    -----------    ----------

CASH AND CASH EQUIVALENTS, end of period.............................   $    37,750    $    26,483    $   25,085
                                                                        ===========    ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for -
     Interest........................................................   $    43,521    $    38,863    $   31,075
     Income taxes....................................................   $    23,949    $    31,971    $   36,632

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

2. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Restatement

      Subsequent to the issuance of the Company's December 31, 2004, consolidated financial statements, the Company's management determined that certain information in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated and reclassified for all periods presented to comply with the guidance set forth by the rules and regulations of the Securities and Exchange Commission and Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows." Floorplan notes payable to a party other than the manufacturer of a particular new vehicle, and all floorplan notes payable relating to used vehicles, have been reclassified as floorplan notes payable - credit facility on the Consolidated Balance Sheets, and related cash flows have been reclassified from operating activities to financing activities on the Consolidated Statements of Cash Flows. Consistent with industry practice, the Company previously reported all cash flow information relating to floorplan notes payable as operating cash flows.

      A summary of the significant effects of the restatement are as follows:

                                                                          AT DECEMBER 31,
                                                         --------------------------------------------------
                                                                  2004                        2003
                                                         ----------------------       ---------------------
CONSOLIDATED BALANCE SHEETS                              REPORTED      RESTATED       REPORTED     RESTATED
---------------------------                              --------      --------       --------     --------
                                                                           (IN THOUSANDS)
Floorplan notes payable                                  $848,260      $      -       $493,568     $      -
Floorplan notes payable - credit facility                       -       632,593              -      297,848
Floorplan notes payable - manufacturer affiliates               -       215,667              -      195,720

                                                                                     FOR THE YEAR ENDED,
                                                         --------------------------------------------------------------------------
                                                           DECEMBER 31, 2004          DECEMBER 31, 2003         DECEMBER 31, 2002
                                                         ---------------------      ---------------------     ---------------------
CONSOLIDATED STATEMENT OF CASH FLOWS                     REPORTED     RESTATED      REPORTED     RESTATED     REPORTED     RESTATED
------------------------------------                     --------     --------      --------     --------     --------     --------
                                                                                      (in thousands)
Floorplan notes payable                                  $ 73,509    $        -     $(41,438)   $        -    $143,727   $        -
Floorplan notes payable - manufacturer affiliates               -        18,421            -       183,400           -        1,826
Net cash provided by (used in) operating activities        82,341        27,253       88,171       313,009      79,256      (62,645)

Net borrowings (payments) on revolving credit facility    255,447             -     (165,170)            -      82,022            -
Borrowings on credit facility                                   -     3,619,426            -     2,482,830           -    3,193,654
Repayments on credit facility                                   -    (3,308,891)           -    (2,872,838)          -   (2,969,731)
Net cash provided by (used in) financing activities       179,315       234,403      (32,608)     (257,446)     52,724      194,625

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

      In accordance with Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," the Company defers revenues received for products and services to be delivered at a later date. This relates primarily to the sale of various maintenance services, to be provided in the future, at the time of the sale of a vehicle. The amount of revenues deferred is based on the then current retail price of the service to be provided. The revenues are recognized over the period during which the services are to be delivered. The remaining residual purchase price is attributed to the vehicle and recognized as revenue at the time of the sale.

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

      The Company consolidates the operations of its reinsurance companies. The Company reinsures the credit life and accident and health insurance policies sold by its dealerships. All of the revenues and related direct costs from the sales of these policies are deferred and recognized over the life of the policies, in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises." Investment of the net assets of these companies are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are classified as available-for-sale and are carried at market value. These investments, along with restricted cash that is not invested, are classified as other long-term assets in the accompanying consolidated balance sheets.

      Cash and Cash Equivalents

      Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase.

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

      Statements of Cash Flows

      With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company's credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing, the Company chooses which vehicles to finance and the funds flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to affiliated lenders participating in our syndicated lending group) are presented within cash flows from operating activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under the revolving credit facility (including the cash flows from or to affiliated lenders participating in the facility) are presented within cash flows from financing activities.

      Upon entering into a new financing arrangement with Ford Motor Credit Company in June 2003, the Company repaid approximately $218.5 million of floorplan borrowings under the revolving credit facility with funds provided by this new facility. This repayment is reflected as a source of cash within cash flows from operating activities and a use of cash within cash flows from financing activities.

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

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                   GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

7.    CREDIT FACILITIES:

      The Company obtains its floorplan and acquisition financing through a $937.0 million revolving credit arrangement (the "Credit Facility") with a lending group comprised of 13 major financial institutions, including two manufacturer captive finance companies. The Company also has a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the "FMCC Facility"), as well as arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable - credit facility reflects amounts payable for the purchase of specific new and used vehicle inventory (with the exception of new vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the financing of its rental vehicle inventory with several other automobile manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying balance sheets as current liabilities.

      The Credit Facility currently provides $769.2 million of floorplan financing capacity (the "Floorplan Line") for new and used vehicles. After considering the above outstanding balances, the Company had $136.7 million of available floorplan capacity under the Floorplan Line as of December 31, 2004. The Company pays a commitment fee of 0.25% per annum on the unused portion of its floorplan capacity. Floorplan borrowings under the Floorplan Line bear interest at the London Interbank Offer Rate ("LIBOR") plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. As of December 31, 2004 and 2003, the weighted average interest rate on the outstanding floorplan notes payable was 3.45% and 2.31%, respectively.

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

                    GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Restated)

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

 10.47     --   Second Amendment to Fifth Amended and Restated Revolving Credit
                Agreement, dated as of March 8, 2005 (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

 10.48*    --   Sixth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock
                Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 2004).

 10.49*    --   Form of Incentive Stock Option Agreement for Employees
                (Incorporated by reference to Exhibit 10.49 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2004).

 10.50*    --   Form of Nonstatutory Stock Option Agreement for Employees
                (Incorporated by reference to Exhibit 10.50 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2004).

 11.1      --   Statement re: computation of earnings per share is included under Note 2 to the financial statements.

 14.1      --   Code of Ethics for Specified Officers of Group 1 Automotive,
                Inc., dated as of May 16, 2004 (Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

 21.1      --   Group 1 Automotive, Inc. Subsidiary List (Incorporated by
                reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

 23.1      --   Consent of Ernst & Young LLP.

 31.1      --   Certification of Chief Executive Officer Under Section 302 of
                the Sarbanes-Oxley Act of 2002.

 31.2      --   Certification of Chief Financial Officer Under Section 302 of
                the Sarbanes-Oxley Act of 2002.

 32.1      --   Certification of Chief Executive Officer Under Section 906 of
                the Sarbanes-Oxley Act of 2002.

 32.2      --   Certification of Chief Financial Officer Under Section 906 of
                the Sarbanes-Oxley Act of 2002.

--------------
* Management contract or compensatory plan or arrangement