Form 10-Q/A
period 2005-09-30
GROUP 1 AUTOMOTIVE INC
filed 2006-01-31
CIK 1031203

FORM 10-Q/A
(Amendment No. 1)
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

Amendment No. 1 Explanatory Note
     We are filing Amendment No. 1 (this “Amendment”) to the Group 1 Automotive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, to change the presentation of certain floorplan notes payable information. We finance substantially all of our new, and a portion of our used, vehicle inventories under revolving credit arrangements with a syndicated lending group (which includes both lenders affiliated with manufacturers of new vehicles and non-affiliated lenders) and, for certain new vehicle models, with lenders affiliated with the manufacturers of those vehicles. Consistent with industry practice, we previously reported all amounts outstanding under the caption “Floorplan notes payable” in our consolidated balance sheets and substantially all cash flows arising in connection with changes in floorplan notes payable as an item of cash flows from operating activities in our consolidated statements of cash flows.
     In response to recent comments from the Staff of the Securities and Exchange Commission (the “Staff”) in connection with a customary review of our 2004 Annual Report on Form 10-K, we reevaluated our presentation of this information. On January 30, 2006, our management and the Audit Committee of our Board of Directors concluded to amend and restate our 2004 Annual Report on Form 10-K and our September 30, 2005, Quarterly Report on Form 10-Q to reflect certain information in conformity with guidance under the Securities and Exchange Commission’s rules and regulations and Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” This Amendment revises our consolidated balance sheets to reflect floorplan notes payable to the syndicated lending group separately from floorplan notes payable to lenders affiliated with manufacturers. It also revises our consolidated statements of cash flows to reflect borrowings and repayments from the syndicated lending group as an item of cash flows from financing activities with gross borrowings reflected separately from gross repayments.
      The changes in presentation have no effect on previously reported consolidated net income, earnings per share, total assets or liabilities, stockholders’ equity, total cash flows or our conclusion that our disclosure controls and procedures were effective as of September 30, 2005. This Form 10-Q/A contains changes to Part I – Item 1, Item 2 and Item 4 to reflect this restatement. There are no other significant changes to the original Form 10-Q other than those outlined above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update disclosures therein in any way other than as required to reflect the Amendment set forth below. Among other things, forward looking statements made in the original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the original Form 10-Q (other than the restatement), and such forward looking statements should be read in their historical context. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

Part I. Financial Information
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Restated)
(in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,528	$37,750
Contracts-in-transit and vehicle receivables, net	137,000	172,402
Accounts and notes receivable, net	89,114	76,687
Inventories	686,694	877,575
Deferred income taxes	17,691	14,755
Prepaid expenses and other current assets	17,395	26,046

Total current assets	981,422	1,205,215

Property and equipment, net	176,033	160,297
Goodwill	373,530	366,673
Intangible franchise rights	169,185	187,135
Deferred costs related to insurance policy and vehicle service contract sales	6,477	7,996
Other assets	19,093	19,904

Total assets	$1,725,740	$1,947,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Floorplan notes payable - revolving credit facility	$492,727	$632,593
Floorplan notes payable - manufacturer affiliates	142,103	215,667
Acquisition line - revolving credit facility	25,000	—
Current maturities of long-term debt	948	1,054
Accounts payable	99,561	108,920
Accrued expenses	99,469	91,528

Total current liabilities	859,808	1,049,762

Long-term debt, net of current maturities	158,185	156,747
Acquisition line	—	84,000
Deferred income taxes	27,030	33,197
Other liabilities	27,156	24,288

Total liabilities before deferred revenues	1,072,179	1,347,994

Deferred revenues	27,040	32,052
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 24,424 and 23,916 issued, respectively	244	239
Additional paid-in capital	273,112	265,645
Retained earnings	357,008	318,931
Accumulated other comprehensive loss	(218)	(173)
Deferred stock-based compensation	(3,625)	—
Treasury stock, at cost; 0 and 607 shares, respectively	—	(17,468)

Total stockholders’ equity	626,521	567,174

Total libilities and stockholders’ equity	$1,725,740	$1,947,220

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,077	$16,586
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	16,038	—
Asset impairments	4,987	41,373
Depreciation and amortization	14,522	11,241
Amortization of debt discount and issue costs	1,384	1,504
Amortization of deferred compensation	1,201	—
Deferred income taxes	2,413	(6,849)
Tax benefit from options exercised	3,963	1,311
Provision for doubtful accounts and uncollectible notes	3,260	333
Losses on sales of assets	588	184
Loss on repurchase of senior subordinated notes	—	6,381
Changes in operating assets and liabilities, net of effects of acquisitions:
Contracts-in-transit and vehicle receivables	35,402	(18,788)
Accounts and notes receivable	2,972	(9,580)
Inventories	191,689	4,998
Prepaid expenses and other assets	11,650	3,976
Floorplan notes payable - manufacturer affiliates	(73,564)	(2,641)
Accounts payable and accrued expenses	(3,803)	35,117
Deferred revenues	(5,081)	(7,454)

Net cash provided by operating activities	245,698	77,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,007)	(35,445)
Proceeds from sales of property and equipment	15,423	3,583
Purchases of restricted investments	(1,416)	(1,464)
Maturities of restricted investments	642	844
Decrease in restricted cash	168	1,938
Escrow deposits for acquisition of franchises	(500)	—
Cash paid in acquisitions, net of cash received	(20,456)	(221,721)

Net cash used in investing activities	(51,146)	(252,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	2,653,469	2,700,136
Repayments on revolving credit facility	(2,867,507)	(2,435,495)
Principal payments of long-term debt	(887)	(670)
Repurchase of senior subordinated notes	—	(79,479)
Proceeds from issuance of common stock to benefit plans	16,461	6,753
Repurchase of common stock, amounts based on settlement date	(310)	(7,019)

Net cash provided by (used in) financing activities	(198,774)	184,226

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,222)	9,653
CASH AND CASH EQUIVALENTS, beginning of period	37,750	26,483

CASH AND CASH EQUIVALENTS, end of period	$33,528	$36,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$44,899	$48,921
Income taxes, net of refunds received	$16,077	$11,040
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
2. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Restatement
     Subsequent to the issuance of the Company’s September 30, 2005, consolidated financial statements, the Company’s management determined that certain information in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated and reclassified for all periods presented to comply with the guidance set forth by the rules and regulations of the Securities and Exchange Commission and Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Floorplan notes payable to a party other than the manufacturer of a particular new vehicle, and all floorplan notes payable relating to used vehicles, have been reclassified as floorplan notes payable – credit facility on the Consolidated Balance Sheets, and related cash flows have been reclassified from operating activities to financing activities on the Consolidated Statements of Cash Flows. Consistent with industry practice, the Company previously reported all cash flow information relating to floorplan notes payable as operating cash flows.
     A summary of the significant effects of the restatement are as follows:
Consolidated Balance Sheets

	At September 30, 2005		At December 31, 2004
	Reported	Restated	Reported	Restated
		(in thousands)
Floorplan notes payable	$634,830	$—	$848,260	$—
Floorplan notes payable - credit facility	—	492,727	—	632,593
Floorplan notes payable - manufacturer affiliates	—	142,103	—	215,667
Consolidated Statements of Cash Flows

	For the Nine Months Ended,
	September 30, 2005		September 30, 2004
	Reported	Restated	Reported	Restated
	(in thousands)
Floorplan notes payable	$(220,525)	$—	$(19,502)	$—
Floorplan notes payable - manufacturer affiliates	—	(73,564)	—	(2,641)
Net cash provided by operating activities	98,737	245,698	60,831	77,692

Net borrowings (payments) on revolving credit facility	(67,077)	—	281,502	—
Borrowings on revolving credit facility	—	2,653,469	—	2,700,136
Repayments on revolving credit facility	—	(2,867,507)	—	(2,435,495)
Net cash provided by (used in) financing activities	(51,813)	(198,774)	201,087	184,226
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
     Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements because of various factors. See “Cautionary Statement about Forward-Looking Statements.”
Restatement
     As discussed under the heading “Amendment No. 1 Explanatory Note” on page 3 and further described in the Notes to Consolidated Financial Statements we have restated our consolidated financial statements and other financial information.
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

Critical Accounting Policies and Accounting Estimates
     Our condensed consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. We disclosed our critical accounting policies and estimates in our 2004 amended Annual Report on Form 10-K/A. With the exception of the discussion below regarding a change to our method of valuation of intangible franchise rights and a change in how we estimate our liability for self-insured property and casualty risk reserves, no significant changes have occurred since that time. See also Note 2 to our Condensed Consolidated Financial Statements for further discussion.
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
     Operating activities. For the nine months ended September 30, 2005, we generated $245.7 million in net cash from operating activities, primarily driven by a $191.7 million decrease in inventory and net income, after adding back depreciation and amortization and other non-cash charges, including the $16.0 million after-tax charge related to the change in accounting principle. These were partially offset by a $73.6 million decrease in floorplan borrowings from manufacturer-affiliated lenders.
     For the nine months ended September 30, 2004, we generated $77.7 million of cash flow from operations, primarily driven by net income, after adding back $41.4 million of asset impairments, depreciation and amortization and the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes.
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
     Financing activities. We used approximately $198.8 million in financing activities during the nine months ended September 30, 2005, primarily to repay net borrowings under our revolving credit facility associated with the reduction of vehicle inventory and repayments of acquisition line borrowings. We received $16.5 million during this period in connection with the exercise of stock options and the sale of shares pursuant to our employee stock purchase plan.
     We obtained approximately $184.2 million from financing activities during the first nine months of 2004, primarily from net borrowings under our revolving credit facility to fund vehicle inventory purchases and acquisitions. Partially offsetting the funds obtained through borrowings was the use of $79.5 million to complete the redemption of all of our 10 7/8% senior subordinated notes. We also spent $7.0 million repurchasing our common stock in the first quarter of 2004.
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
     Revolving Credit Facility. This arrangement with a lending group comprised of 13 major financial institutions, including two manufacturer captive finance companies, matures in June 2006 and provides a total of $937.0 million of financing. We can further expand the facility to its maximum commitment of $1.0 billion, subject to participating lender approval. This facility consists of two tranches: $769.2 million for floorplan financing, which we refer to as the floorplan line, and $162.8 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the acquisition line. The floorplan line bears interest at rates equal to LIBOR plus 112.5 basis points for new vehicle inventory and LIBOR plus 125 basis points for used vehicle inventory. The acquisition line bears interest at LIBOR plus a margin that ranges from 175 to 325 basis points, depending on our leverage ratio.
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
     As of September 30, 2005, $126.8 million was available, after deducting $11.0 million for outstanding letters of credit, to be drawn under the acquisition line, and $276.5 million was available to be drawn under the floorplan line for inventory purchases.
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
     The following table summarizes the status of our credit facilities as of September 30, 2005:

	Total
Credit Facility	Commitment	Outstanding	Available
		(in thousands)
Floorplan Line	$769,247	$492,727	$276,520
Acquisition Line (1)(2)	162,753	36,000	126,753

Total Revolving Credit Facility	932,000	528,727	403,273

FMCC Facility	300,000	121,393	178,607

Total Credit Facilities	$1,232,000	$650,120	$581,880

(1)	The outstanding balance at September 30, 2005, includes $11.0 million of letters of credit.

(2)	The total commitment reflects the aggregate commitment of $167.8 million less $5.0 million of reserves as required by the lenders.
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
Cautionary Statement about Forward-Looking Statements
     This amended quarterly report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, beliefs or current expectations with respect to, among other things:
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
     These factors, as well as additional factors that could affect our operating results and performance are described in our amended Annual Report on Form 10-K/A under the headings “Business — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We urge you to carefully consider those factors.
     All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no duty to update the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information about our market sensitive financial instruments was provided as of December 31, 2004, in our amended Annual Report on Form 10-K/A. There have been no significant changes in our market risk from those disclosed at that time during the nine months ended September 30, 2005.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005, to ensure that material information was accumulated, and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     During the three months ended September 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. In addition, we have considered the restatement of our Consolidated Balance Sheets and Consolidated Statements of Cash Flows to comply with the guidance under the Securities and Exchange Commission’s rules and regulations and Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting.
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

Group 1 Automotive, Inc.

January 30, 2006	By:	/s/ John C. Rickel

Date		John C. Rickel, Senior Vice President,
Chief Financial Officer
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