Form 10-K
period 2005-12-31
GROUP 1 AUTOMOTIVE INC
filed 2006-03-02
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number: 1-13461
Group 1 Automotive, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	76-0506313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Echo Lane, Suite 100 Houston, Texas 77024 (Address of principal executive offices, including zip code)	(713) 647-5700 (Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which Registered

Common stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of ‘large accelerated filer and accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer     ☐          Accelerated Filer ☑          Non-accelerated Filer ☐
      Indicate by check mark whether the Registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act) Yes ☐          No ☑
      The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $523.1 million based on the reported last sale price of common stock on June 30, 2005, which is the last business day of the Registrant’s most recently completed second quarter.
      As of January 31, 2006, there were 24,041,433 shares of our common stock, par value $.01 per share, outstanding.
      Documents incorporated by reference: Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 25, 2006, which is incorporated into Part III of this Form 10-K.

i

Cautionary Statement About Forward-Looking Statements
      This annual report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases and dividends;

•	capital expenditures;

•	changes in sales volumes in the new and used vehicle and parts and service markets;

•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industrywide inventory levels; and

•	availability of financing for inventory and working capital.
      Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/ Lexus, Ford, DaimlerChrysler, General Motors, Honda/ Acura and Nissan/ Infiniti, because of financial distress or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, advertising or other assistance to us;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities and repurchase shares;

•	our cost of financing could increase significantly;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

ii

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.
      The information contained in this annual report, including the information set forth under the headings “Business — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies factors that could affect our operating results and performance. We urge you to carefully consider those factors.
      All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no responsibility to update our forward-looking statements.

iii

PART I

Item 1.	Business
General
      Group 1 Automotive, Inc. is a leading operator in the $1.0 trillion automotive retailing industry. We own and operate 139 franchises at 95 dealership locations and 30 collision centers as of February 28, 2006. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas.
      Prior to January 1, 2006, our retail network was organized into 13 regional dealership groups, or “platforms”. Effective January 1, 2006, we reorganized into five regions: (i) the Northeast (comprising 21 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (comprising 16 dealerships in Florida, Georgia and Louisiana), (iii) the South Central (comprising 36 dealerships in Oklahoma and Central and Southeast Texas), (iv) the West Central (comprising 12 dealerships in Colorado, New Mexico and West Texas) and (v) the California (comprising 10 dealerships in California). Each region is managed by a regional vice president reporting directly to our chief executive officer.
Business Strategy
      Our business strategy is to leverage one of our key strengths, the considerable talent of our people, to sell new and used vehicles; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts via an expanding network of franchised dealerships located in growing regions of the United States. We believe we have one of the strongest management teams in the industry — starting with our five regional vice presidents, with over 150 years of combined automotive retailing experience, down through the operators of our individual store locations.
      With this level of talent, we plan to continue empowering our operators to make appropriate decisions as close to our customers as possible. We believe this approach allows us to continue to attract and retain talented employees, as well as provide the best possible service to our customers. At the same time, however, we also recognize that the six-fold growth in revenues we have experienced since our inception in 1997 has brought us to a transition point.
      To fully leverage our scale, reduce costs, enhance internal controls and enable further growth, we are taking steps to standardize key operating processes. First, we effected the above discussed management consolidation. This move will support more rapid decision making and speed the roll-out of new processes. Additionally, in November 2005, we announced our plan to reduce the number of dealer management system suppliers and implement a standard general ledger layout throughout our dealerships. These actions represent key building blocks that will not only enable us to bring more efficiency to our accounting and information technology processes, but will also support further standardization of critical processes and more rapid integration of acquired operations going forward.
      We continue to believe that substantial opportunities for growth through acquisition remain in our industry. The top ten automotive retailers represent approximately 8% of the market. We intend to continue to focus on growing our portfolio of import and luxury brands, as well as targeting that growth to provide geographic diversity in areas with bright economic outlooks over the longer-term. We will continue to seek appropriate returns on all investments and intend to dispose of operations that do not deliver those returns over time. We are targeting acquisitions of at least $300 million in aggregated annualized revenues for 2006.
      We also believe further growth is available in our existing stores and plan to utilize technology to help our people deliver that growth. In particular, we are focused on growing our higher margin used vehicle and parts and service businesses, which support growth even in the absence of an expanding market for new vehicles. We are in the process of rolling out to all of our stores a software product to improve our used vehicle inventory selection and management. We expect this tool to help our people improve sales and margins in our used vehicle operations. We are also driving improved service revenue by further capital investment in facilities. We have also begun the use of customer interface software to increase sales in our service operations.
      We believe the combination of these actions should allow us to grow profitability over the next five years.
Dealership Operations
      Our operations are located in geographically diverse markets from New Hampshire to California. The following table sets forth our regions and the geographic market in which we operate, the percentage of new vehicle retail units sold in each region in 2005, and the number of dealerships and franchises in each region as of December 31, 2005:

		Percentage of Our
		New Vehicle
		Retail Units Sold	As of December 31, 2005
		During the Twelve
		Months Ended	Number of	Number of
Region	Geographic Market	December 31, 2005	Dealerships	Franchises

Northeast	Massachusetts	13.0%	11	14
	New Hampshire	0.3	1	1
	New Jersey	2.9	3	3
	New York	2.3	4	4

		18.5	19	22

Southeast	Florida	5.9	4	4
	Georgia	4.8	6	8
	Louisiana	5.8	6	9

		16.5	16	21

South Central	Oklahoma	11.5	13	21
	Central Texas	12.1	12	20
	Southeast Texas	15.4	11	18

		39.0	36	59

West Central	Colorado	0.8	1	1
	New Mexico	2.6	3	7
	West Texas	5.6	8	15

		9.0	12	23

California	California	17.0	11	16

Total		100.0%	94	141

      Each of our local operations has a management structure that promotes and rewards entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from his managers of new vehicle sales, used vehicle sales, parts and service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a high degree of autonomy within our organization. Our regional vice presidents are responsible for the overall performance of their regions and for overseeing the dealership general managers.

New Vehicle Sales
      In 2005, we sold or leased 126,108 new vehicles representing 33 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for approximately 28.0% of our gross profit in 2005. A typical new vehicle sale or lease transaction creates the following profit opportunities for a dealership:

•	from the retail transaction;

•	from the resale of any trade-in purchased by the dealership;

•	from the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale; and

•	from the service and repair of the vehicle both during and after the warranty period.
      Brand diversity is one of our strengths. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned as of, December 31, 2005:

			Franchises Owned
	New Vehicle	New Vehicle	As of
	Revenues	Unit Sales	December 31, 2005

	(In thousands)
Toyota	$718,377	28,849	11
Ford	560,778	19,398	14
Nissan	312,855	12,107	9
Lexus	252,790	5,726	2
Chevrolet	232,706	8,210	7
Honda	231,408	10,035	6
Dodge	219,384	7,832	11
Mercedes-Benz	195,223	3,474	3
BMW	183,716	3,840	5
Chrysler	111,157	4,190	11
Jeep	84,860	3,178	10
GMC	80,777	2,395	5
Acura	68,694	2,034	2
Infiniti	65,334	1,696	1
Volvo	42,478	1,177	2
Lincoln	40,136	922	5
Scion	35,722	2,267	N/A	(1)
Audi	29,079	671	1
Mitsubishi	24,769	1,061	4
Subaru	23,196	902	2
Mercury	23,136	873	6
Mazda	20,608	958	2
Pontiac	19,595	865	5
Volkswagen	18,413	765	2
Kia	12,528	592	3
Cadillac	12,380	272	2
Buick	11,860	441	4
Hyundai	11,559	604	2
Porsche	10,872	150	1
Mini	10,089	424	1
Hummer	7,137	152	1
Maybach	2,482	7	1
Isuzu	782	41	—

Total	$3,674,880	126,108	141

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at 10 of our Toyota franchised locations.

      Our mix of domestic, import and luxury franchises is also critical to our success. Our mix as of December 31, 2005, is set forth below:

			Franchises Owned
	New Vehicle	New Vehicle	As of
	Revenues	Unit Sales	December 31, 2005

	(In thousands)
Import	$1,410,217	58,181	41
Domestic	1,344,253	47,382	73
Luxury	920,410	20,545	27

	$3,674,880	126,108	141

      Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. These transactions are typically favorable from a dealership’s perspective. New vehicle leases generally have shorter terms, bringing the customer back to the market, and our dealerships specifically, sooner than if the purchase was debt financed. In addition, leasing provides our dealerships with a steady supply of late-model, off-lease vehicles to be inventoried as pre-owned vehicles. Generally, these vehicles remain under factory warranty, allowing the dealerships to provide repair services, for the contract term. We typically do not guarantee residual values on lease transactions.

Used Vehicle Sales
      We sell used vehicles at each of our franchised dealerships. In 2005, we sold or leased 68,286 used vehicles at our dealerships, and sold 50,489 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for approximately 14.6% of our gross profit in 2005, while losses from the sale of vehicles on wholesale markets reduced our gross profit by approximately 0.4%. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of our ability to acquire these vehicles at favorable prices due to their limited comparability and the subjective nature of their valuation, which is dependent on a vehicle’s age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, the availability of retail financing, and general economic conditions.
      Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, the best sources of high-quality used vehicles. Our dealerships supplement their used vehicle inventory from purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers, and from wholesalers. We have recently begun the installation of American Auto Exchange’s used vehicle management software in all of our dealerships. This tool enables our managers to make used vehicle inventory decisions with real-time, local market information on the demand for vehicle brands and models. It also allows us to leverage our size and local market presence by enabling the sale of used vehicles at a given dealership from our other dealerships in a local market, effectively broadening the demand for our used vehicle inventory. In addition, this software also supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time. Each of our dealerships attempts to maintain no more than a 37 days’ supply of used vehicles.
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

Parts and Service Sales
      We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 30 collision centers we own. Our parts and service business accounted for approximately 37.8% of our gross profit in 2005. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular dealership. We realize a slightly higher gross margin on warranty repairs than on customer-paid repairs. Warranty work accounted for approximately 20.8% of the revenues from our parts and service business in 2005. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a third party.
      The automotive repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles has made it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in obtaining and training qualified technicians to work in our service and repair facilities. Additionally, manufacturers permit warranty work to be performed only at franchised dealerships, and there is a trend in the automobile industry towards longer new vehicle warranty periods. As a result, we believe an increasing percentage of all repair work will be performed at franchised dealerships that have the sophisticated equipment and skilled personnel necessary to perform repairs and warranty work on today’s complex vehicles.
      Our strategy to capture an increasing share of the parts and service work performed by franchised dealerships includes the following elements:

•	Focus on Customer Relationships; Emphasize Preventative Maintenance. Our dealerships seek to retain new and used vehicle customers as customers of our parts and service departments. To accomplish this goal, we use systems that track customers’ maintenance records and notify owners of vehicles purchased or serviced at our dealerships when their vehicles are due for periodic service. Our use of computer-based customer relationship management tools increases the reach and effectiveness of our marketing efforts, allowing us to target our promotional offerings to areas in which service capacity is under-utilized or profit margins are greatest. Vehicle service contracts sold by our finance and insurance personnel also assist us in the retention of customers after the manufacturer’s warranty expires. We believe our parts and service activities are an integral part of the customer service experience, allowing us to create ongoing relationships with our dealerships’ customers thereby deepening customer loyalty to the dealership as a whole.

•	Efficient Management of Parts Inventory. Our dealerships’ parts departments support their sales and service departments, selling factory-approved parts for the vehicle makes and models sold by a particular dealership. Parts are either used in repairs made in the service department, sold at retail to customers, or sold at wholesale to independent repair shops and other franchised dealerships. Our dealerships employ parts managers who oversee parts inventories and sales. Our dealerships also frequently share parts with each other.

Finance and Insurance Sales
      Revenues from our finance and insurance operations consist primarily of fees for arranging financing, vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for approximately 20.0% of our gross profit in 2005. We offer a wide variety of third-party finance and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
      Financing. We arrange third-party purchase and lease financing for our customers. In return, we receive a fee from the third-party finance company upon completion of the financing. These third-party finance companies include manufacturers’ captive finance companies, selected commercial banks and a variety of other third-parties, including credit unions and regional auto finance companies. The fees we receive are subject to chargeback, or repayment to the finance company, if a customer defaults or prepays the retail installment contract, typically during some limited time period at the beginning of the contract term. We have negotiated incentive programs with some finance companies pursuant to which we receive additional fees upon reaching a certain volume of business. We do not own a finance company, and, generally, do not retain substantial credit risk after a customer has received financing, though we do retain limited credit risk in some circumstances.
      Extended Warranty, Vehicle Service and Insurance Products. We offer our customers a variety of vehicle warranty and extended protection products in connection with purchases of new and used vehicles, including:

•	extended warranties;

•	maintenance, or vehicle service, products and programs;

•	guaranteed asset protection, or “GAP,” insurance, which covers the shortfall between a customer’s contract balance and insurance payoff in the event of a total vehicle loss;

•	credit life and accident and disability insurance;

•	lease “wear and tear” insurance; and

•	theft protection.
      The products our dealerships currently offer are generally underwritten and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Under our arrangements with the providers of these products, we either sell these products on a straight commission basis, or we sell the product, recognize commission and participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. These commissions may be subject to chargeback, in full or in part, if the contract is terminated prior to its scheduled maturity. We own a company that reinsures the third-party credit life and accident and disability insurance policies we sell.

New and Used Vehicle Inventory Financing
      Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and separate floorplan arrangements with Ford Motor Credit Company and DaimlerChrysler Services North America. We renewed our revolving credit facility in December 2005 for a five-year term. The facility provides $712.5 million in floorplan financing capacity that we use to finance our used vehicle inventory and all new vehicle inventory other than new vehicles produced by Ford, DaimlerChrysler and their affiliates. Our separate floorplan arrangements with Ford Motor Credit Company and DaimlerChrysler Services North America each provide $300 million of floorplan financing capacity and were entered into in December 2005 for one-year terms. We use the funds available under these arrangements exclusively to finance our inventories of new vehicles produced by the lenders’ respective manufacturer affiliates. Most manufacturers also offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases.
Acquisition Program
      We pursue an acquisition program focused on the following objectives:

•	enhancing brand and geographic diversity with a focus on import and luxury brands;

•	creating economies of scale; and

•	delivering a targeted return on investment.
      We have grown our business primarily through acquisitions. From January 1, 2001, through December 31, 2005, we:

•	purchased 57 franchises with expected annual revenues, estimated at the time of acquisition, of approximately $2.4 billion;

•	disposed of 23 franchises with annual revenues of approximately $297.2 million; and

•	were granted 8 new franchises by vehicle manufacturers.
      Acquisition strategy. We acquire large, profitable, well-established megadealers that are leaders in their regional markets to expand into geographic areas we do not currently serve. We typically pursue megadealers with superior operational and financial management personnel whom we seek to retain. By retaining existing management personnel who have experience and in-depth knowledge of their local market, we seek to avoid the risks involved with employing and training new and untested personnel.
      We also make tuck-in acquisitions to expand our brand, product and service offerings and to capitalize on economies of scale by acquiring key single-point dealerships in our existing market areas. Tuck-in acquisitions allow us to increase operating efficiency and cost savings on a regional and/or national level in areas such as advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing.
      We continue to focus on the acquisition of dealerships or groups of dealerships that offer opportunities for higher returns, particularly import and luxury brands, and will enhance the geographic diversity of our operations in regions with attractive long-term economic prospects. In 2005, we began disposing of under-performing dealerships and expect this process to continue as we rationalize our dealership portfolio to increase the overall profitability of our operations.
      Recent Acquisitions and Dispositions. In 2005, we acquired seven franchises with expected annual revenues of approximately $118.4 million. These franchises were tuck-in acquisitions added to our existing groups in the Northeast and South Central regions. We paid approximately $20.6 million in cash, net of cash received and incurred approximately $15.2 million of inventory financing in completing our 2005 acquisition program. We sold three franchises in 2005 with annual revenues of approximately $56.8 million, in exchange for approximately $5.2 million in cash and the payment by the purchasers of approximately $5.7 million of inventory financing. Finally, during 2005 we terminated four franchise agreements.
      Outlook. Our acquisition target for 2006 is to complete acquisitions of dealerships that have at least $300 million in estimated aggregated annual revenues. In this regard, during January 2006, we acquired dealerships with total expected annual revenues of $127.1 million. Also in early 2006, we disposed of four franchises in separate transactions, one of which involved three franchises and a dealership facility and the other of which involved a single franchise. These franchises had combined annual revenues of $35.0 million. Based on market conditions, franchise performance and our overall strategy, we anticipate disposing of franchises and/or underlying dealerships from time to time.
Competition
      We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle or where to have a vehicle serviced. According to industry sources, there are approximately 19,000 franchised automobile dealerships and approximately 45,000 independent used vehicle dealers in the retail automotive industry.
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
      New and Used Vehicles. In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies, and Internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not sell in a particular market. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. In the used vehicle market, our dealerships compete with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies and private parties for the supply and resale of used vehicles. We believe the principal competitive factors in the automotive retailing business are location, the suitability of a franchise to the market in which it is located, service, price and selection.
      Parts and Service. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty repairs and with other automobile dealers, franchised and independent service center chains, and independent repair shops for non-warranty repair and maintenance business. We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, the competence of technicians, location, and price. A number of regional or national chains offer selected parts and services at prices that may be lower than ours.
      Finance and Insurance. In addition to competition for vehicle sales and service, we face competition in arranging financing for our customers’ vehicle purchases from a broad range of financial institutions. Many financial institutions now offer finance and insurance products over the Internet, which may reduce our profits from the sale of these products. We believe the principal competitive factors in the finance and insurance business are convenience, interest rates and flexibility in contract length.
      Acquisitions. We compete with other national dealer groups and individual investors for acquisitions. Increased competition may raise the cost of acquisitions. We cannot guarantee that we will be able to complete acquisitions on terms acceptable to us.
Relationships and Agreements with our Manufacturers
      Each of our dealerships operates under a franchise agreement with a vehicle manufacturer (or authorized distributor). The franchise agreements grant the franchised automobile dealership a non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our dealerships the right to use the manufacturer’s or distributor’s trademarks in connection with their operations, and impose numerous operational requirements and restrictions relating to, among other things:

•	inventory levels;

•	working capital levels;

•	the sales process;

•	minimum sales performance requirements;

•	customer satisfaction standards;

•	marketing and branding;

•	facilities and signage;

•	personnel;

•	changes in management; and

•	monthly financial reporting.
      Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite, and in most cases manufacturers have renewed such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. From time to time, certain manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. We generally work with these manufacturers to address the asserted performance issues.
      In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including on our ability to make acquisitions and obtain financing, and on our management and the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please read “— Risk Factors.”
      The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2005 that accounted for approximately 10% or more of our new vehicle retail unit sales:

Percentage of New
Vehicle Retail
Units Sold during
the Twelve
Months Ended
Manufacturer	December 31, 2005

Toyota/ Lexus	29.2%
Ford	18.5%
DaimlerChrysler	14.8%
Nissan/ Infiniti	10.9%
General Motors	9.8%
Honda/ Acura	9.6%
Governmental Regulations

Automotive and Other Laws and Regulations
      We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.
      Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws and regulations. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us, or our dealerships, by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.

      Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties, and in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.
      Our operations are subject to consumer protection laws known as Lemon Laws. These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer’s express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require various written disclosures to be provided on new vehicles, including mileage and pricing information.

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

      In January 2003, we, along with some 100 other parties, received a letter from a private party who sought all of our participation in a voluntary mediation with the EPA and the U.S. Department of Justice (DOJ) regarding the remedial liabilities of potentially responsible parties at the Double Eagle Refinery Superfund site in Oklahoma City, Oklahoma. During 2003, we joined some 42 other parties in a group that entered into negotiations with the EPA and DOJ regarding potential liability for costs of remediating contamination and natural resource damages at this Superfund site. Currently, negotiations between the parties are at an advanced stage, with both sides having agreed in principle to a settlement to resolve this matter. Based on the agreement in principle, we believe our pro rata share of any settlement will be no higher than $50,000. However, because no agreement has yet been finalized between the parties, we cannot make any assurances at this time as to our potential liability with respect to this matter.
Insurance and Bonding
      Our operations expose us to the risk of various liabilities, including:

•	claims by employees, customers or other third parties for personal injury or property damage resulting from our operations; and

•	fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.
      The automotive retailing business is also subject to substantial risk of property loss as a result of the significant concentration of property values at dealership locations. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of our various insurance programs, including property and casualty and employee medical benefits. In certain cases, we insure costs in excess of our retained risk per claim under various contracts with third-party insurance carriers. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience, adjusted for current trends and changes in claims-handling procedures. Risk retention levels may change in the future as a result of changes in the insurance market or other factors affecting the economics of our insurance programs. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Employees
      As of December 31, 2005, we employed approximately 8,400 people, of whom approximately:

•	1,059 were employed in managerial positions;

•	2,433 were employed in non-managerial vehicle sales department positions;

•	3,890 were employed in non-managerial parts and service department positions; and

•	1,018 were employed in administrative support positions.
      We believe our relationships with our employees are favorable. Sixty-nine of our employees in one region are represented by a labor union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.

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
      Our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. As a result, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would directly compete against us. The location of new dealerships near our existing dealerships could materially adversely affect our operations and reduce the profitability of our existing dealerships.

Manufacturers’ restrictions on acquisitions may limit our future growth.
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
      Our manufacturers attempt to measure customers’ satisfaction with automobile dealerships through systems generally known as the customer satisfaction index or CSI. Manufacturers may use these performance indicators, as well as sales performance numbers, as factors in evaluating applications for additional acquisitions. The manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems at any time. From time to time, we may not meet all of the manufacturers’ requirements to make acquisitions. We cannot assure you that all of our proposed future acquisitions will be approved.
      In addition, a manufacturer may limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. If we reach a limitation imposed by a manufacturer for a particular geographic market, we will be unable to make additional tuck-in acquisitions of that manufacturer’s franchises in that market, which could limit our ability to grow in that geographic area. In addition, geographic limitations imposed by manufacturers could restrict our ability to make geographic acquisitions involving markets that overlap with those we already serve. The following is a summary of the restrictions imposed by those manufacturers that accounted for approximately 10% or more of our new vehicle retail unit sales in 2005:
      Toyota/ Lexus. Toyota restricts the number of dealerships that we may own and the time frame over which we may acquire them. Under Toyota’s standard Multiple Ownership Agreement, we may acquire additional dealerships, over a minimum of seven semi-annual periods, up to a maximum number of dealerships equal to 5% of Toyota’s aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota dealerships that we may acquire in any Toyota-defined region and “Metro” market, as well as any contiguous market. We may acquire only four primary Lexus dealerships or six outlets nationally, including only two Lexus dealerships in any one of the four Lexus geographic areas. Our Lexus companion dealership located south of Houston is not considered by Lexus to be a primary Lexus dealership for purposes of the restriction on the number of Lexus dealerships we may acquire. At December 31, 2005, we owned 11 Toyota dealership franchises, representing approximately 1.6% of the national retail sales of Toyota for 2005, and two primary Lexus dealership franchises. We acquired a twelfth Toyota dealership and a third primary Lexus dealership in January 2006. Under the terms of our current agreement with Toyota, we own the maximum number of Toyota dealerships we are currently permitted to own in the Gulf States region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas. As a result of our January 2006 acquisition, we also now own the maximum number of Toyota dealerships we are currently permitted to own in the Boston region, which is comprised of Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
      Ford. Ford currently limits the number of dealerships that we may own to the greater of (a) 15 Ford and 15 Lincoln and Mercury dealerships and (b) that number of Ford, Lincoln and Mercury dealerships accounting for 5% of the preceding year’s total Ford, Lincoln and Mercury retail sales of those brands in the United States. At December 31, 2005, we owned a total of 25 Ford, Lincoln and Mercury dealership franchises, representing approximately 0.7% of the national retail sales of Ford, Lincoln and Mercury for 2005. In addition, Ford limits us to one Ford dealership in a Ford-defined market area having two or less authorized Ford dealerships and one-third of the Ford dealerships in any Ford-defined market area having more than three authorized Ford dealerships. In many of its dealership franchise agreements Ford has the right of first refusal to acquire, subject to applicable state law, a Ford franchised dealership when its ownership changes. Currently, Ford is emphasizing increased sales performance from all of its franchised dealers, including our Ford dealerships. To this end, Ford has requested that we focus on the performance of owned dealerships as opposed to acquiring additional Ford dealerships. We intend to comply with this request.
      DaimlerChrysler. Currently, we have no agreement with DaimlerChrysler restricting our ability to acquire Chrysler, Jeep or Dodge dealerships. DaimlerChrysler has advised us that, in determining whether to approve an acquisition of additional dealerships, they consider the number of dealerships the acquiring company already owns. DaimlerChrysler currently carefully considers, on a case-by-case basis, any acquisition that would cause the acquiring company to own more than 10 Chrysler, Jeep or Dodge dealerships nationally, six in the same DaimlerChrysler-defined zone and two in the same market. Our agreement with respect to Mercedes-Benz, in addition to limitations on the number of dealership franchises in particular metropolitan markets and regions, limits us to a maximum of the greater of four Mercedes-Benz dealership franchises or the number of dealership franchises that would account for up to 3% of the preceding year’s total Mercedes-Benz retail sales. At December 31, 2005, we owned 32 DaimlerChrysler (including Chrysler, Jeep and Dodge franchises), three Mercedes-Benz and one Maybach dealership franchise. Our three Mercedes-Benz dealership franchises represented approximately 1.5% of total Mercedes-Benz retail sales in 2005.
      Nissan/ Infiniti. Nissan currently limits the number of dealerships that we may own to a maximum number of dealerships that would equal 5% of Nissan’s (or Infiniti’s, as applicable) aggregate national annual vehicle registrations. In addition, Nissan restricts the number of dealerships that we may own in any Nissan-defined region to 20% of the aggregate regional registrations for the applicable area. At December 31, 2005, we owned nine Nissan franchises and one Infiniti franchise, representing approximately 1.3% of the combined national vehicle registrations for Nissan and Infiniti.
      General Motors. General Motors, or GM, currently evaluates our acquisitions of GM dealerships on a case-by-case basis. GM, however, limits the maximum number of GM dealerships that we may acquire at any time to 50% of the GM dealerships, by franchise line, in a GM-defined geographic market area. At December 31, 2005, we owned 24 GM dealership franchises. We disposed of one franchise in January 2006. Additionally, our current agreement with GM does not include Saturn dealerships and any future acquisition of a Saturn dealership will be subject to GM approval on a case-by-case basis.
      Honda/ Acura. American Honda currently limits the number of Honda dealerships that we may own to a maximum number in each of its ten zones in the United States. It also limits us to an agreed upon maximum percentage of its aggregate annual vehicle sales, both on national basis and in any single zone. Further, American Honda limits the number of Acura dealerships that we may own to five in total. At December 31, 2005, we did not approach any of these limitations. At December 31, 2005, we owned six Honda franchises and two Acura franchises.

Manufacturers’ restrictions could negatively impact our ability to obtain certain types of financings.
      Provisions in our agreements with our manufacturers may, in the future, restrict our ability to obtain certain types of financing. A number of our manufacturers prohibit pledging the stock of their franchised dealerships. For example, our agreement with GM contains provisions prohibiting pledging the stock of our GM franchised dealerships. Our agreement with Ford permits pledging our Ford franchised dealerships’ stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure, our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to our March 1999 and August 2003 senior subordinated notes offerings and the subsidiary guarantees of those notes. Certain of our manufacturers require us to meet certain financial ratios. Our failure to comply with these ratios gives the manufacturers the right to reject proposed acquisitions, and may give them the right to purchase their franchises for fair value.

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
      As a condition to granting their consent to our previous acquisitions and our initial public offering, some of our manufacturers have imposed other restrictions on us. These restrictions prohibit, among other things:

•	any one person, who in the opinion of the manufacturer is unqualified to own its franchised dealership or has interests incompatible with the manufacturer, from acquiring more than a specified percentage of our common stock (ranging from 20% to 50% depending on the particular manufacturer’s restrictions) and this trigger level can fall to as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest or voting rights;

•	certain material changes in our business or extraordinary corporate transactions such as a merger or sale of a material amount of our assets;

•	the removal of a dealership general manager without the consent of the manufacturer; and

•	a change in control of our Board of Directors or a change in management.
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
      We depend on our manufacturers for sales incentives, warranties and other programs that are intended to promote dealership sales or support dealership profitability. Manufacturers historically have made many changes to their incentive programs during each year. Some of the key incentive programs include:

•	customer rebates;

•	dealer incentives on new vehicles;

•	below-market financing on new vehicles and special leasing terms;

•	warranties on new and used vehicles; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.
      A discontinuation or change in our manufacturers’ incentive programs could adversely affect our business. Moreover, some manufacturers use a dealership’s CSI scores as a factor governing participation in incentive programs. Failure to comply with the CSI standards could adversely affect our participation in dealership incentive programs, which could have a material adverse effect on us.

Our manufacturers require us to meet certain image and facility guidelines and to maintain minimum working capital, which may require us to divert financial resources from uses that management believes may be of better value to our stockholders.
      Our franchise agreements specify that, in certain situations, we cannot operate a dealership franchised by another manufacturer in the same building as that manufacturer’s franchised dealership. In addition, some manufacturers, like GM, are in the process of realigning their franchised dealerships along defined “channels,” such as combining Pontiac, Buick and GMC in one dealership location. As a result, GM, as well as other manufacturers, may require us to move or sell some dealerships.
      Our manufacturers generally require that the dealership premises meet defined image and facility standards and may direct us to implement costly capital improvements to dealerships as a condition for renewing certain franchise agreements. All of these requirements could impose significant capital expenditures on us in the future. We anticipate spending approximately $9.2 million in 2006 in connection with various manufacturers’ required imaging projects and approximately $42.1 million to expand or relocate existing facilities as required by manufacturer facility guidelines.
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
      Toyota/ Lexus, Ford, DaimlerChrysler, Nissan/ Infiniti, General Motors and Honda/ Acura dealerships represented approximately 92.8% of our total new vehicle retail sales in 2005. As a result, demand for these manufacturers’ vehicles, as well as the financial condition, management, marketing, production and distribution capabilities, reputation and labor relations of these manufacturers may have a substantial effect on our business. Events such as labor disputes and other production disruptions that adversely affect one of these manufacturers may also have a material adverse effect on us. Similarly, the late delivery of vehicles from manufacturers, which sometimes occurs during periods of new product introductions, can lead to reduced sales during those periods. Moreover, any event that causes adverse publicity involving any of our manufacturers may have an adverse effect on us regardless of whether such event involves any of our dealerships. Finally, the well-publicized financial troubles of certain domestic manufactures, and, more generally, the inability of any manufacturer of vehicles we sell to continue operations, may not only impact our vehicle sales and profitability, but could also result in the partial or complete impairment, and a corresponding write-down, of our recorded goodwill and/or intangible franchise rights.

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
      In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management’s attention, delays, or other operational or financial problems. Acquisitions involve a number of special risks, including:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to integrate the operations and personnel of the acquired dealerships;

•	entering new markets with which we are not familiar;

•	incurring undiscovered liabilities at acquired dealerships;

•	disrupting our ongoing business;

•	failing to retain key personnel of the acquired dealerships;

•	impairing relationships with employees, manufacturers and customers; and

•	incorrectly valuing acquired entities,
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
      Acquiring legal entities, as opposed to only dealership assets, may subject us to unforeseen liabilities that we are unable to detect prior to completing the acquisition or liabilities that turn out to be greater than those we had expected. These liabilities may include liabilities that arise from non-compliance with environmental laws by prior owners for which we, as a successor owner, will be responsible. Until we actually assume operating control of such business assets, we may not be able to ascertain the actual value of the acquired entity.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements.
      State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or nonrenewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration.
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
      We believe our success depends to a significant extent upon the efforts and abilities of our executive officers, senior management and key employees, including our regional vice presidents. Additionally, our business is dependent upon our ability to continue to attract and retain qualified personnel, including the management of acquired dealerships. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We do not have employment agreements with most of our dealership general managers and other key dealership personnel.
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
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Based on the organization and management of our business during 2005, we determined that each of our groups of dealerships formerly referred to as platforms qualified as reporting units for the purpose of assessing goodwill for impairment. However, effective January 1, 2006, with our reorganization into five regions, we anticipate that changes in our management, operational and reporting structure and additional changes to be made during 2006 will ultimately lead us to the determination that goodwill will be evaluated at a regional level in the future.
      To determine the fair value of our reporting units in assessing the carrying value of our goodwill for impairment, we use a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and our weighted average cost of capital. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (a) our industry, (b) our recent transactions, and (c) reasonable performance expectations for our operations. If any one of the above assumptions changes, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the applicable reporting unit, especially with respect to those operations acquired prior to July 1, 2001.
      We are required to evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level. To test the carrying value of each individual intangible franchise right for impairment, we also use a discounted cash flow based approach. Included in this analysis are assumptions, at a dealership level, regarding revenue growth rates, future gross margin estimates and future selling, general and administrative expense rates. Using our weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, we calculate the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce. If any one of the above assumptions changes, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the intangible franchise right associated with the applicable dealership.
      We assess the carrying value of our other long-lived assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances indicate that an impairment may have occurred.

Changes in interest rates could adversely impact our profitability.
      All of the borrowings under our various credit facilities bear interest based on a floating rate. Therefore, our interest expense will rise with increases in interest rates. Rising interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. We receive credit assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations, and we have entered into derivative transactions to convert a portion of our variable rate debt to fixed rates to partially mitigate this risk. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

A decline of available financing in the sub-prime lending market has, and may continue to, adversely affect our sales of used vehicles.
      A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime finance companies have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of a down payment, do not have access to more traditional finance sources. Our recent experience suggests that sub-prime finance companies have tightened their credit standards and may continue to apply these higher standards in the future. This has adversely affected our used vehicle sales. If sub-prime finance companies continue to apply these higher standards, if there is any further tightening of credit standards used by sub-prime finance companies, or if there is any additional decline in the overall availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our used car business, revenues, cash flows and profitability.

Our insurance does not fully cover all of our operational risks, and changes in the cost of insurance or the availability of insurance could materially increase our insurance costs or result in a decrease in our insurance coverage.
      The operation of automobile dealerships is subject to compliance with a wide range of laws and regulations and is subject to a broad variety of risks. While we have insurance on our real property, comprehensive coverage for our vehicle inventory, general liability insurance, workers’ compensation insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with vehicle sales and financing activities, we are self-insured for a portion of our potential liabilities. In certain instances, our insurance may not fully cover an insured loss depending on the magnitude and nature of the claim. Additionally, changes in the cost of insurance or the availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase the portion of our risks that we self-insure.

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

The seasonality of the automobile retail business magnifies the importance of our second- and third-quarter results.
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
      The automotive retail industry is highly competitive. Depending on the geographic market, we compete with:

•	franchised automotive dealerships in our markets that sell the same or similar makes of new and used vehicles that we offer, occasionally at lower prices than we do;

•	other national or regional affiliated groups of franchised dealerships;

•	private market buyers and sellers of used vehicles;

•	Internet-based vehicle brokers that sell vehicles obtained from franchised dealers directly to consumers;

•	service center chain stores; and

•	independent service and repair shops.
      We also compete with regional and national vehicle rental companies that sell their used rental vehicles. In addition, automobile manufacturers may directly enter the retail market in the future, which could have a material adverse effect on us. As we seek to acquire dealerships in new markets, we may face significant competition as we strive to gain market share. Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs than we have. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers and typically rely on advertising, merchandising, sales expertise, service reputation and dealership location in order to sell new vehicles. Our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues and profitability may be materially and adversely affected if competing dealerships expand their market share or are awarded additional franchises by manufacturers that supply our dealerships.
      In addition to competition for vehicle sales, our dealerships compete with franchised dealerships to perform warranty repairs and with other automotive dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. Our dealerships compete with other automotive dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in service and parts sales are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, the competence of technicians, location, and price. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships’ prices. We also compete with a broad range of financial institutions in arranging financing for our customers’ vehicle purchases.
      Some automobile manufacturers have in the past acquired, and may in the future attempt to acquire, automotive dealerships in certain states. Our revenues and profitability could be materially adversely affected by the efforts of manufacturers to enter the retail arena.
      In addition, the Internet is becoming a significant part of the sales process in our industry. We believe that customers are using the Internet as part of the sales process to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits for related finance and insurance services. Some Web sites offer vehicles for sale over the Internet without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected. We would also be materially adversely affected to the extent that Internet companies acquire dealerships or align themselves with our competitors’ dealerships.
      Please see “Business — Competition” for more discussion of competition in our industry.

Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business.
      We will continue to be involved in legal proceedings in the ordinary course of business. A significant judgment against us, the loss of a significant license or permit, or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects. In addition, it is possible that we could suffer losses at individual dealerships due to fraud or theft.

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
      Our operations are subject to consumer protection laws known as Lemon Laws. These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer’s express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require various written disclosures to be provided on new vehicles, including mileage and pricing information.
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
      We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of underground and aboveground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials, and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. Operations involving the management of hazardous and non-hazardous materials are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Most of our dealerships utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. We may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act, and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
      Soil and groundwater contamination is known to exist at some of our current or former properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. We may be required to make material additional expenditures to comply with existing or future laws or regulations, or as a result of the future discovery of environmental conditions. Please see “Business — Governmental Regulations — Environmental, Health and Safety Laws and Regulations” for a discussion of the effect of such regulations on us.

Changes in accounting estimates could adversely impact our profitability.
      We are required to make estimates and assumptions in the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Accounting Estimates” for a discussion of what we believe are our critical accounting policies and accounting estimates.

Our significant indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures, and prevent us from fulfilling our financial obligations.
      As of December 31, 2005, our total outstanding indebtedness and lease and other obligations were approximately $1,607 million, including the following:

•	$407.4 million under the floorplan portion of our revolving credit facility;

•	$549.1 million of future commitments under various operating leases;

•	$156.6 million under our Ford Motor Credit Company floorplan facility;

•	$145.2 million in 8 1/4% senior subordinated notes due 2013;

•	$139.7 million under our DaimlerChrysler Services North America floorplan facility;

•	$19.8 million under floorplan notes payable to various manufacturer affiliates for rental vehicles;

•	$13.7 million of various notes payable;

•	$11.9 million of letters of credit, to collateralize certain obligations, issued under the acquisition portion of our revolving credit facility; and

•	$163.6 million of other short- and long-term purchase commitments.
      As of December 31, 2005, we had the following approximate amounts available for additional borrowings under our various credit facilities:

•	$305.1 million under the floorplan portion of our revolving credit facility;

•	$225.6 million under the acquisition portion of our revolving credit facility;

•	$143.4 million under our Ford Motor Credit Company floorplan facility; and

•	$160.3 million available for additional borrowings under the DaimlerChrysler Services North America floorplan facility.
      In addition, the indenture relating to our senior subordinated notes and other debt instruments allow us to incur additional indebtedness and enter into additional operating leases.
      Our significant amount of indebtedness and lease obligations could have important consequences to us, including the following:

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

•	a substantial portion of our current cash flow from operations must be dedicated to the payment of principal on our indebtedness, thereby reducing the funds available to us for our operations and other purposes;

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates; and

•	we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations.
      In addition, our debt instruments contain numerous covenants that limit our discretion with respect to business matters, including mergers or acquisitions, paying dividends, repurchasing our common stock, incurring additional debt or disposing of assets. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures under the cross default provisions in those agreements or indentures. If a default or cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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
      Our stockholder rights plan and certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of Group 1, even if such change of control would be beneficial to our stockholders. These include provisions:

•	providing for a board of directors with staggered, three-year terms, permitting the removal of a director from office only for cause;

•	allowing only the Board of Directors to set the number of directors;

•	requiring super-majority or class voting to affect certain amendments to our certificate of incorporation and bylaws;

•	limiting the persons who may call special stockholders’ meetings;

•	limiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholders’ meetings; and

•	allowing our Board of Directors to issue shares of preferred stock without stockholder approval.
      Certain of our franchise agreements prohibit the acquisition of more than a specified percentage of our common stock without the consent of the relevant manufacturer. These terms of our franchise agreements could also make it more difficult for a third party to acquire control of Group 1.
Internet Web Site and Availability of Public Filings
      Our Internet address is www.group1auto.com. We make the following information available free of charge on our Internet Web site:

•	Annual Report on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current Reports on Form 8-K;

•	Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

•	Our Corporate Governance Guidelines;

•	The charters for our Audit, Compensation, Finance/ Risk Management and Nominating/ Governance Committees;

•	Our Code of Conduct for Directors, Officers and Employees; and

•	Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller.
      We make our SEC filings available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make our SEC filings available via a link to our filings on the SEC Web site. The above information is available in print to anyone who requests it.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
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
      The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state court actions. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June 2005, the Company’s Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlements are contingent upon and subject to court approval. The settlement of the state court actions was preliminarily approved by the state court in December 2005. As a result of that settlement, the state court certified a settlement class of certain Texas automobile purchasers. Dealers participating in the settlement, including a number of the Company’s Texas dealership subsidiaries, are expected to issue certificates for discounts off future vehicle purchases, refund cash in some circumstances, pay attorneys’ fees, and make certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. In addition, participating dealers have funded and will fund certain costs of the settlement, including costs associated with notice of the settlement to the class members. The federal action settlement does not involve the certification of any additional classes. If final court approval is granted, the Company does not believe that these settlements will have a material adverse effect on the Company’s financial position, results of operations or cash flows. If the settlements are not approved, the Company will continue to vigorously assert available defenses in connection with these lawsuits. While the Company does not believe this litigation will have a material adverse effect on its financial position, results of operations or cash flows, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.
      On August 29, 2005, our Dodge dealership in Metairie, Louisiana, suffered severe damage due to Hurricane Katrina and subsequent flooding. The dealership facility was leased. Pursuant to its terms, we terminated the lease based on damages suffered at the facility. The lessor has disputed the termination as wrongful and has instituted arbitration proceedings against us. The lessor has demanded damages for alleged wrongful termination and other items related to alleged breaches of the lease agreement. We have answered the arbitration demand and have denied liability. We intend to vigorously assert available defenses in connection with the arbitration. We are unable to estimate the total potential exposure at this time; however, an adverse resolution of this matter in arbitration, or any potential settlement of this matter, could result in the payment of significant costs and/or damages.
      In addition to the foregoing cases, there are currently no legal proceedings pending against or involving us that, in our opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 100 holders of record of our common stock as of January 31, 2006.
      The following table presents the quarterly high and low sales prices for our common stock for 2004 and 2005, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI.”

	High	Low

2004:
First Quarter	$38.74	$34.30
Second Quarter	37.83	29.18
Third Quarter	33.27	26.32
Fourth Quarter	31.70	26.49
2005:
First Quarter	$31.78	$25.65
Second Quarter	27.55	24.04
Third Quarter	32.98	24.05
Fourth Quarter	32.94	25.87
      Prior to February 22, 2006, we had never declared or paid dividends on our common stock. On February 22, 2006, our Board of Directors declared a dividend of $0.13 per common share for the fourth quarter of 2005. We expect these dividend payments on our outstanding common stock and common stock equivalents to total approximately $3.1 million in the first quarter of 2006. The payment of any future dividend is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
      Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2005, our senior subordinated notes indenture, the most restrictive agreement with respect to such limits, limited future dividends and stock repurchases to $78.2 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly reporting period. Our revolving credit facility matures in 2010 and our senior subordinated notes mature in 2013.

Purchases of Equity Securities by the Issuer
      In March 2004, our Board of Directors authorized the Company to repurchase up to $25.0 million of our common stock, subject to management’s judgment and the restrictions of our credit facilities and senior subordinated notes. As of December 31, 2004, $18.9 million remained under the Board of Directors’ March 2004 authorization. During the fourth quarter of 2005, we repurchased 623,207 shares of our common stock for approximately $18.9 million. Below is a summary of stock repurchases for the quarter ended December 31, 2005.

			Maximum Value
			of Shares That
	Shares	Average Price	May be Purchased
Period	Repurchased	Paid per Share	Under the Plan

			(Thousands)
Beginning dollar amount available for repurchases as of October 1, 2005			$18,946
October 1-31, 2005	—	$—
November 1-30, 2005	515,400	$30.03
December 1-31, 2005	107,807	$32.18

Total shares repurchased	623,207		(18,946)

Ending dollar amount available for repurchases as of December 31, 2005			$—

      As noted previously, future repurchases of our common stock are subject to limitations of our credit facilities and senior subordinated notes and will be subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
Equity Compensation Plans
      We disclose information regarding our equity compensation plans as of December 31, 2005, in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data
      The following selected historical financial data as of December 31, 2005, 2004, 2003, 2002, and 2001, and for the five years in the period ended December 31, 2005, have been derived from our audited financial statements, subject to certain reclassifications to make prior years conform to the current year presentation. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.
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

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Income Statement Data:
Revenues	$5,969,590	$5,435,033	$4,518,560	$4,214,364	$3,996,374
Cost of sales	5,037,184	4,603,267	3,795,149	3,562,069	3,389,122

Gross profit	932,406	831,766	723,411	652,295	607,252
Selling, general and administrative expenses	741,471	672,210	561,078	503,336	458,734
Depreciation and amortization	18,927	15,836	12,510	10,137	15,739
Asset impairments	7,607	44,711	—	—	—

Income from operations	164,401	99,009	149,823	138,822	132,779
Other income and (expense):
Floorplan interest expense	(37,997)	(25,349)	(21,571)	(20,187)	(28,674)
Other interest expense, net	(18,122)	(19,299)	(15,191)	(10,578)	(14,555)
Loss on redemption of senior subordinated notes	—	(6,381)	—	(1,173)	—
Other income (expense), net	125	(28)	11	398	(128)

Income before income taxes	108,407	47,952	113,072	107,282	89,422
Provision for income taxes	38,138	20,171	36,946	40,217	33,980

Income before cumulative effect of a change in accounting principle	70,269	27,781	76,126	67,065	55,442
Cumulative effect of a change in accounting principle, net of tax	(16,038)	—	—	—	—

Net Income	$54,231	$27,781	$76,126	$67,065	$55,442

Earnings per share:
Basic:
Income before cumulative effect of a change in accounting principle	$2.94	$1.22	$3.38	$2.93	$2.75
Net Income	$2.27	$1.22	$3.38	$2.93	$2.75
Diluted:
Income before cumulative effect of a change in accounting principle	$2.90	$1.18	$3.26	$2.80	$2.59
Net Income	$2.24	$1.18	$3.26	$2.80	$2.59
Weighted average shares outstanding:
Basic	23,866	22,808	22,524	22,875	20,138
Diluted	24,229	23,494	23,346	23,968	21,415

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Working capital	$137,196	$155,453	$275,582	$95,704	$154,361
Inventories	756,838	877,575	671,279	622,205	454,961
Total assets	1,833,618	1,947,220	1,502,445	1,437,590	1,052,823
Floorplan notes payable — credit facility	407,396	632,593	297,848	642,588	356,830
Floorplan notes payable — manufacturer affiliates	316,189	215,667	195,720	9,950	8,124
Acquisition line	—	84,000	—	—	—
Long-term debt, including current portion	158,860	157,801	231,088	82,847	95,584
Stockholders’ equity	626,793	567,174	518,109	443,417	392,243
Long-term debt to capitalization(1)	20%	30%	31%	16%	20%

(1)	Includes long-term debt and acquisition line

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.
Overview
      During 2005, as throughout our eight-year history, we grew our business primarily through acquisitions. We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. Over the past five years, we have acquired 57 dealership franchises with annual revenues of approximately $2.4 billion, disposed of 23 dealership franchises with annual revenues of approximately $297.2 million, and been granted eight new dealership franchises by the manufacturers. Each acquisition has been accounted for as a purchase and is included in our financial statements from the date of acquisition. In the following discussion and analysis, we report certain performance measures of our newly acquired dealerships separately from those of our existing dealerships.
      Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services.
      For the years ended December 31, 2005, 2004 and 2003, we realized net income of $54.2 million, $27.8 million and $76.1 million, respectively, and diluted earnings per share of $2.24, $1.18 and $3.26, respectively. The following factors impacted our financial condition and results of operations in 2005, 2004 and 2003, and may cause our reported financial data not to be indicative of our future financial condition and operating results.

Year Ended December 31, 2005:

•	Hurricanes Katrina and Rita: On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, we operated six dealerships in the New Orleans area consisting of nine franchises. Two of the dealerships are located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and remain closed, although our Dodge store in Metairie has resumed limited operations from a satellite location. The West Bank stores reopened approximately two weeks after the storm.

On September 24, 2005, Hurricane Rita came ashore along the Texas/ Louisiana border, near Houston and Beaumont, Texas. The Company operates two dealerships in Beaumont, Texas, consisting of eleven franchises and nine dealerships in the Houston area consisting of seven franchises. As a result of the evacuation by many residents of Houston, and the aftermath of the storm in Beaumont, all of these dealerships were closed several days before and after the storm. All of these dealerships have since resumed normal operations.

Based on preliminary estimates of the damage sustained at our New Orleans-area and Beaumont dealership facilities and our inventory of new and used vehicles at those locations, we have estimated the total loss for such damage to be approximately $23.4 million. After we applied the terms of our underlying property and casualty insurance policies, we recorded an insurance recovery receivable totaling $19.2 million and reduced the above-noted estimated loss to $4.2 million. This loss is included in selling, general and administrative expenses in the consolidated statements of operations. The receivable was established based on our determination, given our experience with these type claims and discussions to date with our insurance carriers, that it is probable that recovery will occur for the amount of these losses and the cost to repair our leased facilities in excess of insurance policy deductibles. We made the determination of whether recovery was “probable” in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” which defines “probable” as being likely to occur. During the fourth quarter, we received total payments on these receivables of $14.6 million.

We maintain business interruption insurance coverage under which our insurance providers have advanced a total of $5.0 million; however, this amount is subject to final audit under the policies and also subject to settlement adjustments. During the fourth quarter of 2005, we recorded approximately $2.1 million of these proceeds, related to covered payroll and fixed cost expenditures since August 29, 2005, as a reduction to the above-noted loss accrual. Although we believe we may be eligible for greater amounts of recovery for loss of operations at all of our New Orleans-area and Beaumont dealerships, we are at this time unable to determine either the amount of, or nature of, additional covered items with any certainty. We have, therefore, not recorded any additional portion of these proceeds as a reduction of our loss for the period. Any part of these proceeds that we retain, and any additional recoveries under this coverage, will be recognized in the period in which all contingencies have been resolved.

•	Cumulative Effect of a Change in Accounting Principle: For some of our dealerships, our adoption of EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” resulted in intangible franchise rights having carrying values that were in excess of their fair values. This required us to write-off the excess value of $16.0 million, net of deferred taxes of $10.2 million, or $0.66 per diluted share, as the cumulative effect of a change in accounting principle in the first quarter of 2005.

•	Asset Impairments: In connection with the preparation and review of our third-quarter interim financial statements, we determined that recent events and circumstances in New Orleans indicated that an impairment of goodwill, intangible franchise rights and/or other long-lived assets may have occurred in the three months ended September 30, 2005. Therefore, we performed interim impairment assessments of these assets. As a result of these assessments, we determined that the carrying value of the intangible franchise right associated with our Dodge franchise in New Orleans was impaired and recorded a pretax charge of $1.3 million during the third quarter of 2005.

Due to the then pending disposals of two of our California franchises, a Kia and a Nissan franchise, we tested the respective asset groups for impairment during the third quarter of 2005. These tests resulted in impairments of long-lived assets totaling $3.7 million.

As required by SFAS No. 142, we performed an annual review of the fair value of our goodwill and indefinite-lived intangible assets at December 31, 2005. As a result of this assessment, we determined that the fair value of indefinite-lived intangible franchise rights related to three of our franchises, primarily a Pontiac/ GMC franchise in the South Central region, did not exceed their carrying value and impairment charges were required. Accordingly, we recorded a $2.6 million pretax impairment charge during the fourth quarter of 2005.

Year Ended December 31, 2004:

•	Impairment of Goodwill and Long-Lived Assets: As a result of the further deterioration of our Atlanta platform’s financial results, we concluded that the carrying amount of the reporting unit exceeded its fair value as of September 30, 2004. Accordingly, in the third quarter of 2004, we recorded a total pretax charge of $41.4 million related to the impairment of the carrying value of its goodwill and certain long-lived assets.

•	Loss on Redemption of Senior Subordinated Notes: In March 2004, we completed the redemption of all of our outstanding 10 7/8% senior subordinated notes and incurred a $6.4 million pretax charge.

•	Impairment of Indefinite-Lived Intangible Asset: During our annual assessment of the carrying value of our goodwill and indefinite-lived intangible assets in connection with our year-end financial statement preparation process, we determined that the carrying value of one of our Mitsubishi franchises in the California region was in excess of its fair market value. Accordingly, we recorded a pretax charge of $3.3 million.

Year Ended December 31, 2003:

•	Resolution of Tax Contingencies: During 2003, we recognized a $5.4 million reduction, or $0.23 per diluted share, in our estimated tax liabilities as a result of the favorable resolution of tax contingencies at the conclusion of various state and federal tax audits.
      These items, and other variances between the periods presented, are covered in the following discussion.
Key Performance Indicators
      The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	For the Year Ended December 31,

	2005	2004	2003

Unit Sales
Retail Sales
New Vehicle	126,108	117,971	99,971
Used Vehicle	68,286	66,336	62,721

Total Retail Sales	194,394	184,307	162,692
Wholesale Sales	50,489	49,372	43,616

Total Vehicle Sales	244,883	233,679	206,308
Gross Margin
New Vehicle Retail Sales	7.1%	7.1%	7.3%
Adjusted Used Vehicle Total(1)	12.3%	11.3%	11.3%
Parts and Service Sales	54.3%	54.8%	55.7%
Total Gross Margin	15.6%	15.3%	16.0%
SG&A(2) as a % of Gross Profit	79.5%	80.8%	77.6%
Operating Margin	2.8%	1.8%	3.3%
Pretax Margin	1.8%	0.9%	2.5%
Finance and Insurance Revenues per Retail Unit Sold	$957	$938	$1,003

(1)	We monitor a statistic we call “adjusted used vehicle gross margin” which equals total used vehicle gross profit, which includes the total net profit or loss from the wholesale sale of used vehicles, divided by retail used vehicle sales revenues. The net profit or loss on wholesale used vehicle sales are included in this number, as these transactions facilitate retail used vehicle sales and management of inventory levels.

(2)	Selling, general and administrative expenses.

      Since 2003, our retail unit sales have increased as a result of acquisitions, as same store new vehicle unit sales were relatively flat and same store retail unit sales of used vehicles decreased 4.5% from 2003 to 2004 and an additional 2.9% from 2004 to 2005.
      Over the past three years, our new vehicle gross margin has declined from 7.3% for the twelve months ended December 31, 2003, to 7.1% for both 2004 and 2005. At the same time, however, our consolidated gross profit per new retail unit sold has risen from $2,001 per unit in 2003, to $2,007 per unit in 2004 and $2,073 per unit in 2005. During 2005, while same store gross profit per retail unit sold was only up slightly, we saw a strong contribution from the full-year impact of franchises, primarily luxury and import, acquired in 2004.
      Our used vehicle results are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. Over the last three years, we have seen a decline in same store retail sales of used vehicle units, offset by the benefit received from acquisitions. During this same time period, however, we have seen pricing begin to stabilize and we have more aggressively wholesaled marginal vehicles. As a result, our adjusted used vehicle total margin has increased from 11.3% in 2003 and 2004 to 12.3% in 2005.
      Our consolidated parts and service gross margin decreased to 54.3% in 2005, from 54.8% in 2004 and 55.7% in 2003, as a result of an increase in contribution from our parts business in relation to our service business. Since our parts business has lower gross margins than our service business, this change in mix has caused our overall parts and service gross margin to decline. However, gross profit did rise 1.6% from 2003 to 2004 and 3.2% from 2004 to 2005, on a same store basis, as our overall level of activity has increased.
      Our finance and insurance revenues decreased from $1,003 per retail unit sold in 2003 to $938 in 2004, with a partial recovery in 2005 to $957 per unit, reflecting a decline in penetration rates of finance and insurance products for new and used vehicle sales and the dilutive effect of acquisitions, as their finance and insurance revenues per retail unit sold were significantly below our average.
      During 2005, our selling, general and administrative expenses (SG&A), as a percentage of gross profit, decreased from 80.8% during 2004, to 79.5% in 2005. This decrease came primarily from reductions in advertising costs. From 2003 to 2004, our SG&A increased as a percentage of gross profit from 77.6% to 80.8%. This increase resulted primarily from increases in same store, non-variable costs. For both comparative periods, our same store personnel-related items generally varied with changes in our gross profit. Acquisitions had a negative effect on our overall average for both comparative periods, as their SG&A levels were higher than our same store average.
      The combination of the above factors, together with the reduction in the level of impairment charges recorded in 2005, as compared to 2004, partially offset by an increase in our floorplan interest expense, contributed to a net increase in our operating margin to 2.8%, from 1.8% in 2004, and in our pretax margin to 1.8%, from 0.9% in 2004. Our floorplan interest expense increased primarily as a result of rising interest rates. For 2004, as compared to 2003, the above-noted variances, together with the 2004 impairment charges and increases in floorplan and other interest expense, caused the declines in our operating margin to 1.8% from 3.3% in 2003, and in our pretax margin to 0.9% from 2.5% in 2003.
      A factor that will impact our financial performance in 2006 is the adoption of a new accounting standard. Specifically, in accordance with SFAS 123(R), “Share-Based Payment,” which was issued by the Financial Accounting Standards Board in December 2004. As a result, we will begin recognizing compensation expense related to stock option and employee stock purchase plan grants in our statement of operations during the first quarter of 2006. We expect such expense to total approximately $3.2 million in the twelve months ended December 31, 2006.
      We believe that our future success depends, among other things, on our ability to successfully acquire and integrate new dealerships, while at the same time achieving optimum performance from our diverse franchise mix, attracting and retaining high-caliber employees and reinvesting as needed to maintain top-quality facilities. During 2006, we expect to spend approximately $83.7 million to construct new facilities and upgrade or expand existing facilities, although we expect to sell and lease back facilities accounting for approximately

$46.5 million of these expenditures, resulting in net expenditures of $37.2 million. In addition, we expect to complete acquisitions of dealerships with at least $300 million in expected aggregate annual revenues.
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
      Inventories. We carry our new, used and demonstrator vehicle inventories, as well as our parts and accessories inventories, at the lower of cost or market in our consolidated balance sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation. Additionally, we receive interest assistance from some of our manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our balance sheets and as a reduction to cost of sales in our statements of operation as the vehicles are sold. As the market value of our inventory typically declines over time, we establish reserves based on our historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is subjectively determined based on the industry expertise of the responsible used vehicle manager. Our valuation risk is mitigated, somewhat, by how quickly we turn this inventory. At December 31, 2005, our used vehicle days’ supply was 28 days.
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
      We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While our chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining our estimates of future amounts which might be charged back would have changed our reserve at December 31, 2005, by approximately $1.2 million.

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
      Goodwill. Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations.” Prior to our adoption of SFAS No. 141 on January 1, 2002, we recorded purchase prices in excess of the net tangible assets acquired as goodwill and did not separately record any intangible assets apart from goodwill as all were amortized over similar lives. During 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the treatment of goodwill to:

•	no longer permit the amortization of goodwill and indefinite-lived intangible assets;

•	require goodwill and intangible assets, of which franchise rights are our most significant, to be recorded separately; and

•	require, at least annually, an assessment for impairment of goodwill by reporting unit using a fair-value based, two-step test.
      We perform the annual impairment assessment at the end of each calendar year, or more frequently if events or circumstances at a reporting unit occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the organization and management of our business during 2005, we determined that each of our groups of dealerships formerly referred to as platforms qualified as reporting units for the purpose of assessing goodwill for impairment. However, with our reorganization into five regions, effective January 1, 2006, we anticipate that changes in our management, operational and reporting structure and additional changes to be made during 2006, will ultimately lead us to the determination that goodwill will be evaluated at a regional level in the future.
      To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated weighted average cost of capital. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions change, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit(s), especially with respect to those operations acquired prior to July 1, 2001.
      Intangible Franchise Rights. Our only significant identifiable intangible assets, other than goodwill, are rights under our franchise agreements with manufacturers. We expect these franchise agreements to continue for an indefinite period but, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period. Therefore, we do not amortize the carrying amount of our franchise rights. Franchise rights acquired in acquisitions prior to July 1, 2001, were not separately recorded, but were recorded and amortized as part of goodwill and remain a part of goodwill at December 31, 2005 and 2004, in the accompanying consolidated balance sheets. Like goodwill, and in accordance with SFAS No. 142, we test our franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment, using a fair-value method.
      At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), the SEC staff issued Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” which states that for business combinations after September 29, 2004, the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct value method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under SFAS No. 141, “Business Combinations.” Additionally, registrants who have applied a residual method to the valuation of intangible assets for purposes of impairment testing under SFAS No. 142, shall perform an impairment test using a direct value method on all intangible assets that were previously valued using a residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004.
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
      For some of our dealerships, the adoption of the annual impairment provisions as of January 1, 2005, resulted in a fair value that was less than the carrying value of their intangible franchise rights. As a result, a non-cash charge of $16.0 million, net of deferred taxes of $10.2 million, was recorded as a cumulative effect of a change in accounting principle in accordance with the transitional rules of EITF D-108 in the first quarter of 2005.
      If any one of the above assumptions change, including in some cases insignificantly, or fails to materialize, the resulting decline in our intangible franchise rights’ estimated fair value could result in a material impairment charge to the intangible franchise right associated with the applicable dealership. For example, if our assumptions regarding the future interest rates used in our estimated weighted average cost of capital change by 100 basis points, and all other assumptions remain constant, the resulting non-cash charge would be approximately $2.3 million.
      Self-Insured Property and Casualty Reserves. We are self-insured for a portion of the claims related to our property and casualty insurance programs, requiring us to make estimates regarding expected claims to be incurred.
      As a result of recent significant increases in the self insured portion of our worker’s compensation and general liability insurance programs, we engaged a third-party actuary to conduct a study of these exposures for all open policy years. Based on the results of this study, we recorded a $1.4 million reduction to our estimated workers compensation and general liability accruals during the third quarter of 2005. We intend to obtain an updated actuarial study on an annual basis and will make the appropriate adjustments to our accrual accordingly. Actuarial estimates for the portion of claims not covered by insurance are based on our historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the historical loss history used in determining our estimate of future losses would have changed our reserve for these losses at December 31, 2005, by $2.1 million.
      For workers’ compensation and general liability insurance policy years ended prior to October 31, 2005, this component of our insurance program included aggregate retention (stop loss) limits in addition to a per claim deductible limit. Due to our historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005. Our exposure per claim under this plan is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.
      Our maximum potential exposure under all of our self-insured property and casualty plans with aggregate retention limits originally totaled $48.9 million, before consideration of amounts previously paid or accruals we have recorded related to our loss projections. After consideration of these amounts, our remaining potential loss exposure under these plans totals approximately $19.2 million at December 31, 2005.
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
Results of Operations
      The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of the corporate office.

      For example, for a dealership acquired in June 2005, the results from this dealership will appear in our Same Store comparison beginning in 2006, for the period July 2006 through December 2006, when comparing to July 2005 through December 2005 results.
      The following table summarizes our combined Same Store results for the twelve months ended December 31, 2005 as compared to 2004 and the twelve months ended December 31, 2004 compared to 2003. You should note that depending on the periods being compared, the stores included in Same Store will vary. For this reason, the 2004 Same Store results that are compared to 2005 differ from those used in the comparison to 2003.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Revenues
New vehicle retail	$3,339,754	(0.2)%	$3,344,855	$2,783,249	2.4%	$2,717,746
Used vehicle retail	997,393	1.0%	987,542	870,301	(0.7)%	876,864
Used vehicle wholesale	352,880	(1.6)%	358,596	310,202	17.9%	263,055
Parts and Service	589,093	4.3%	564,683	477,558	3.2%	462,579
Finance, insurance and other	175,610	1.6%	172,812	153,886	(5.2)%	162,328

Total revenues	5,454,730	0.5%	5,428,488	4,595,196	2.5%	4,482,572
Cost of Sales
New vehicle retail	3,103,799	(0.1)%	3,108,407	2,587,503	2.7%	2,519,001
Used vehicle retail	870,263	0.4%	867,118	763,700	(1.0)%	771,081
Used vehicle wholesale	356,866	(2.7)%	366,827	317,942	18.1%	269,138
Parts and Service	269,453	5.6%	255,045	215,347	5.3%	204,573

Total cost of sales	4,600,381	0.1%	4,597,397	3,884,492	3.2%	3,763,793

Gross profit	$854,349	2.8%	$831,091	$710,704	(1.1)%	$718,779

Selling, general and administrative expenses	$678,527	1.1%	$671,037	$573,403	3.0%	$556,969
Depreciation and amortization expenses	$17,708	12.3%	$15,773	$13,987	12.4%	$12,442
Floorplan interest expense	$34,860	37.8%	$25,301	$21,832	2.0%	$21,414
Gross Margin
New Vehicle Retail Sales	7.1%		7.1%	7.0%		7.3%
Adjusted Used Vehicle Total	12.3%		11.4%	11.4%		11.4%
Parts and Service Sales	54.3%		54.8%	54.9%		55.8%
Total Gross Margin	15.7%		15.3%	15.5%		16.0%
SG&A as a % of Gross Profit	79.4%		80.7%	80.7%		77.5%
Operating Margin	2.8%		1.8%	1.7%		3.3%
Finance and Insurance Revenues per Retail Unit Sold	$971	3.4%	$939	$966	(4.0)%	$1,006

      The discussion that follows provides explanation for the variances noted above and each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the twelve months ended December 31, 2005, 2004 and 2003.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Retail Unit Sales
Same Stores	116,610	(1.0)%	117,838	99,862	0.6%	99,250
Transactions	9,498		133	18,109		721

Total	126,108	6.9%	117,971	117,971	18.0%	99,971
Retail Sales Revenues
Same Stores	$3,339,754	(0.2)%	$3,344,855	$2,783,249	2.4%	$2,717,746
Transactions	335,126		4,020	565,626		21,569

Total	$3,674,880	9.7%	$3,348,875	$3,348,875	22.3%	$2,739,315
Gross Profit
Same Stores	$235,955	(0.2)%	$236,448	$195,745	(1.5)%	$198,745
Transactions	25,412		287	40,990		1,251

Total	$261,367	10.4%	$236,735	$236,735	18.4%	$199,996
Gross Profit per Retail Unit Sold
Same Stores	$2,023	0.8%	$2,007	$1,960	(2.1)%	$2,002
Transactions	$2,676		$2,158	$2,264		$1,735
Total	$2,073	3.3%	$2,007	$2,007	0.3%	$2,001
Gross Margin
Same Stores	7.1%		7.1%	7.0%		7.3%
Transactions	7.6%		7.1%	7.2%		5.8%
Total	7.1%		7.1%	7.1%		7.3%
Inventory Days Supply(1)
Same Stores	56	(20.0)%	70	72	(4.0)%	75
Transactions	79			64
Total	56	(20.0)%	70	70	(6.7)%	75

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

      Our new vehicle unit sales, revenues and gross profit for the year ended December 31, 2005, outpaced 2004 due primarily to the current year contribution of our acquisitions completed throughout 2004. These gains were slightly offset by Same Store declines in each area. For the year ended December 31, 2004, as compared to 2003, we also saw increases in new vehicle unit sales, revenues and gross profit due to the acquisitions completed during 2004. Although Same Store unit sales increased in 2004 from 2003, our Same Store average gross profit per retail unit sold decreased, resulting in lower gross profit. We believe this decrease was largely due to high industry-wide inventory levels and intense competition. During 2005, as compared to 2004, we saw Same Store gross profit per unit rebound slightly, to an average of $2,023 per unit, which helped to mitigate the effect of lower sales volume. The following table sets forth our top ten Same Store brands, based on retail unit sales volume, the changes in which year to year we believe are consistent with the overall market in those areas we operate:
     Same Store New Vehicle Unit Sales

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Toyota/ Scion	29,088	7.1%	27,166	23,099	10.6%	20,894
Ford	19,398	(5.0)	20,410	20,278	(10.6)	22,676
Nissan	11,090	(0.3)	11,125	10,167	22.0	8,336
Honda	9,892	6.2	9,312	7,465	(6.9)	8,019
Chevrolet	8,026	(9.1)	8,832	6,563	2.1	6,430
Dodge	6,920	(14.5)	8,089	6,828	6.3	6,421
Lexus	5,726	3.1	5,552	5,552	5.6	5,259
Chrysler	3,917	23.1	3,182	2,941	34.8	2,181
Jeep	2,954	(3.1)	3,050	2,719	0.9	2,696
Mercedes-Benz	2,380	0.8	2,360	223	(3.9)	232
Other	17,219	(8.2)	18,760	14,027	(12.9)	16,106

Total	116,610	(1.0)	117,838	99,862	0.6	99,250

      In general, our variances between each comparable period above were consistent with the overall trend in retail new vehicle sales throughout the industry. However, due to competitive pressures, including new entrants into some of the markets in which our stores operate, our decreases in Dodge and Nissan unit sales were greater than industry average, when comparing 2005 to 2004. For 2004 as compared to 2003, our decreases in Ford and Honda unit sales were greater than industry average. Highlighting the cyclical nature of our business, our increases in Chrysler units during 2005 outpaced industry averages and our increases in Chrysler, Dodge and Jeep in 2004, as compared to 2003, exceeded the overall marketplace as well; thus highlighting the need to have a well balanced portfolio of new vehicle brands of which we sell. In 2006, we anticipate that total industry-wide sales of new vehicles will be comparable to 2005 and remain highly competitive. However, the level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict.
      Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 80% to 160% of our total floorplan interest expense over the past three years. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2005, 2004 and 2003, was $35.6 million, $33.2 million and $27.4 million, respectively.

      Finally, our days’ supply of new vehicle inventory continues to decrease, from 75 days’ supply at December 31, 2003, to 70 days’ supply at December 31, 2004, and 56 days’ supply at December 31, 2005. Our 56 days’ supply at December 31, 2005, was heavily weighted toward our domestic inventory, which stood at 84 days’ supply, versus our import and luxury brands in which we had a 44 days’ and 34 days’ supply, respectively. We remain focused on reducing our days’ supply of domestic vehicles. With respect to import and luxury brand vehicles, given the quick turn of these units which are often in high demand and low supply, we would like to increase our supply to facilitate higher overall unit sales, but we are dependent on the allocation allotments set by the applicable manufacturer.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Retail Unit Sales
Same Stores	64,300	(2.9)%	66,241	59,358	(4.5)%	62,177
Transactions	3,986		95	6,978		544

Total	68,286	2.9%	66,336	66,336	5.8%	62,721
Retail Sales Revenues
Same Stores	$997,393	1.0%	$987,542	$870,301	(0.7)%	$876,864
Transactions	78,213		1,255	118,496		7,955

Total	$1,075,606	8.8%	$988,797	$988,797	11.8%	$884,819
Gross Profit
Same Stores	$127,130	5.6%	$120,424	$106,601	0.8%	$105,783
Transactions	9,040		22	13,845		770

Total	$136,170	13.1%	$120,446	$120,446	13.0%	$106,553
Gross Profit per Retail
Unit Sold
Same Stores	$1,977	8.7%	$1,818	$1,796	5.6%	$1,701
Transactions	$2,268		$232	$1,984		$1,415
Total	$1,994	9.8%	$1,816	$1,816	6.9%	$1,699
Gross Margin
Same Stores	12.7%		12.2%	12.2%		12.1%
Transactions	11.6%		1.8%	11.7%		9.7%
Total	12.7%		12.2%	12.2%		12.0%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Wholesale Unit Sales
Same Stores	47,377	(3.9)%	49,290	43,276	(0.2)%	43,362
Transactions	3,112		82	6,096		254

Total	50,489	2.3%	49,372	49,372	13.2%	43,616
Wholesale Sales Revenues
Same Stores	$352,880	(1.6)%	$358,596	$310,202	17.9%	$263,055
Transactions	30,976		651	49,045		2,132

Total	$383,856	6.9%	$359,247	$359,247	35.5%	$265,187
Gross Profit (Loss)
Same Stores	$(3,986)	51.6%	$(8,231)	$(7,740)	(27.2)%	$(6,083)
Transactions	8		(35)	(526)		(58)

Total	$(3,978)	51.9%	$(8,266)	$(8,266)	(34.6)%	$(6,141)
Wholesale Profit (Loss) per Wholesale Unit Sold
Same Stores	$(84)	49.7%	$(167)	$(179)	(27.9)%	$(140)
Transactions	$3		$(427)	$(86)		$(228)
Total	$(79)	52.7%	$(167)	$(167)	(18.4)%	$(141)
Gross Margin
Same Stores	(1.1)%		(2.3)%	(2.5)%		(2.3)%
Transactions	0.0%		(5.4)%	(1.1)%		(2.7)%
Total	(1.0)%		(2.3)%	(2.3)%		(2.3)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Used Vehicle Unit Sales
Same Stores	111,677	(3.3)%	115,531	102,634	(2.8)%	105,539
Transactions	7,098		177	13,074		798

Total	118,775	2.7%	115,708	115,708	8.8%	106,337
Sales Revenues
Same Stores	$1,350,273	0.3%	$1,346,138	$1,180,503	3.6%	$1,139,919
Transactions	109,189		1,906	167,541		10,087

Total	$1,459,462	8.3%	$1,348,044	$1,348,044	17.2%	$1,150,006
Gross Profit
Same Stores	$123,144	9.8%	$112,193	$98,861	(0.8)%	$99,700
Transactions	9,048		(13)	13,319		712

Total	$132,192	17.8%	$112,180	$112,180	11.7%	$100,412
Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,103	13.6%	$971	$963	1.9%	$945
Transactions	$1,275		$(73)	$1,019		$892
Total	$1,113	14.7%	$970	$970	2.8%	$944
Gross Margin
Same Stores	9.1%		8.3%	8.4%		8.7%
Transactions	8.3%		(0.7)%	7.9%		7.1%
Total	9.1%		8.3%	8.3%		8.7%
Inventory Days Supply(1)
Same Stores	28	(3.4)%	29	29	(6.5)%	31
Transactions	38			32
Total	28	(3.4)%	29	29	(6.5)%	31
Adjusted Used Gross Profit per Retail Unit Sold(2)
Same Stores	$1,915	13.0%	$1,694	$1,666	3.9%	$1,603
Transactions	$2,270		$(137)	$1,909		$1,309
Total	$1,936	14.5%	$1,691	$1,691	5.6%	$1,601
Adjusted Used Gross Margin (3)
Same Stores	12.3%		11.4%	11.4%		11.4%
Transactions	11.6%		(1.0)%	11.2%		9.0%
Total	12.3%		11.3%	11.3%		11.3%

(1) Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
(2) Adjusted used gross profit per retail unit sold equals total used vehicle gross profit, which includes net wholesale profit or loss, divided by retail unit sales. The net profit or loss on wholesale vehicle sales is included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.
(3) Adjusted used gross margin equals total gross profit, which includes net wholesale profit or loss, divided by retail sales revenues. The net profit or loss on wholesale vehicle sales is included in this number, as these transactions facilitate retail vehicle sales and management of inventory levels.

      At times, including during each of the last three years, manufacturer incentives such as significant rebates and below-market retail financing rates on new vehicles, have resulted in a reduction of the price difference to the customer between a late model used vehicle and a new vehicle, resulting in more customers purchasing new vehicles.
      Over the same time period, we have experienced declines in our Same Store used vehicle sales volume. The impact of these declines in volume was partially offset by increases in both the average gross profit from retail sales of used vehicles as well as overall increases in total gross profit per retail unit sold (including the impact on total used vehicle gross profit from the losses incurred on wholesale vehicle transactions).
      For the twelve months ended December 31, 2005, compared to 2004, our Same Store locations sold 2.9% fewer retail used vehicles, but realized 8.7% higher average gross profit per retail unit sold. For the twelve months ended December 31, 2004, compared to 2003, our Same Store locations sold 4.5% fewer retail used vehicles, but realized 5.6% higher average gross profit per retail unit sold. Because of the overall softness in used vehicle unit sales, we have been focused on acquiring and retaining inventory of those units which are most likely to be sold to retail customers and which are expected to yield the highest gross profit. This, in turn, contributed to the 49.7% reduction in wholesale loss per wholesale unit sold from 2004 to 2005, which when taken together yielded the 13% increase in adjusted used gross profit per retail unit sold.
      The dealerships we acquired during 2004 and 2005, although yielding a lower used vehicle retail gross margin than our Same Stores, realized a higher average gross profit per retail vehicle sold than our Same Stores. We believe both of these factors result from the impact of luxury dealerships acquired, whose used vehicle businesses typically have higher retail sales prices and higher gross profit per unit.
      Finally, our days’ supply of used vehicle inventory has continued to decrease, from 31 days’ supply at December 31, 2003, to 29 days’ supply at December 31, 2004, and 28 days’ supply at December 31, 2005. As with new vehicles, although we continuously work to optimize our used vehicle inventory levels, the 28 days’ supply at December 31, 2005, was unusually low and, in all likelihood, will need to be increased in the coming months to provide adequate supply and selection for the spring and summer selling seasons. We target a 37 days’ supply for maximum operating efficiency.

Parts and Service Data
(dollars in thousands)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Parts and Service Revenues
Same Stores	$589,093	4.3%	$564,683	$477,558	3.2%	$462,579
Transactions	60,128		530	87,655		3,410

Total	$649,221	14.9%	$565,213	$565,213	21.3%	$465,989
Gross Profit
Same Stores	$319,640	3.2%	$309,638	$262,211	1.6%	$258,006
Transactions	33,180		312	47,739		1,747

Total	$352,820	13.8%	$309,950	$309,950	19.3%	$259,753
Gross Margin
Same Stores	54.3%		54.8%	54.9%		55.8%
Transactions	55.2%		58.9%	54.5%		51.2%
Total	54.3%		54.8%	54.8%		55.7%
      Our Same Store parts and service revenues increased 4.3% and gross profit increased 3.2% for the year ended December 31, 2005 versus 2004. For 2004, when comparing to 2003, we had increases in Same Store revenues of 3.2% and gross profit of 1.6%. These increases were primarily driven by improvements in our parts businesses, as well as our customer pay (non-warranty) service business during 2005.

      Our Same Store parts sales increased $21.0 million, or 6.4%, for the year ended December 31, 2005, as compared to 2004. These increases were driven by a 3.5% increase in retail sales and an 11.2% increase in our lower margin wholesale sales. For the year ended December 31, 2004, when comparing to 2003, the increases were fueled by a 2.7% increase in retail sales, a 4.6% increase in warranty-related parts sales and an 8.6% increase in wholesale parts sales, which again yield a lower margin. Despite increases in Same Store gross profit in both periods, this change in sales mix led to slight declines in our overall parts gross margin as our individual retail and wholesale parts margins were relatively constant between the periods.
      Our Same Store service business during 2005 also saw improvements in both revenues and gross profit. For this year, as compared to 2004, our service revenue increased 1.4%, while our gross profit increased 1.9%. These relative improvements were driven primarily by increases in customer pay, non-warranty work resulting from various facility expansion projects and focused marketing activities in several of our regions.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Retail New and Used Unit Sales
Same Stores	180,910	(1.7)%	184,079	159,220	(1.4)%	161,427
Transactions	13,484		228	25,087		1,265

Total	194,394	5.5%	184,307	184,307	13.3%	162,692
Retail Finance Fees
Same Stores	$65,627	(4.2)%	$68,508	$60,053	(4.3)%	$62,738
Transactions	4,539		29	8,484		472

Total	$70,166	2.4%	$68,537	$68,537	8.4%	$63,210
Vehicle Service Contract Fees
Same Stores	$67,140	2.2%	$65,702	$58,827	(3.7)%	$61,064
Transactions	3,592		36	6,911		251

Total	$70,732	7.6%	$65,738	$65,738	7.2%	$61,315
Insurance and Other
Same Stores	$42,843	11.0%	$38,602	$35,006	(9.1)%	$38,526
Transactions	2,286		24	3,620		199

Total	$45,129	16.8%	$38,626	$38,626	(0.3)%	$38,725
Total
Same Stores	$175,610	1.6%	$172,812	$153,886	(5.2)%	$162,328
Transactions	10,417		89	19,015		922

Total	$186,027	7.6%	$172,901	$172,901	5.9%	$163,250

Finance and Insurance Revenues per Unit Sold
Same Stores	$971	3.4%	$939	$966	(4.0)%	$1,006
Transactions	$773		$390	$758		$729
Total	$957	2.0%	$938	$938	(6.5)%	$1,003
      Our consolidated finance, insurance and other revenues increased 7.6% during 2005, as compared to 2004, due to Same Store growth of 1.6% plus the impact of our 2004 acquisitions. Total average finance and insurance revenues per retail unit sold improved during the year, despite the addition of our recent acquisitions, which generally had lower penetration of finance and insurance products on sales of new vehicles than our existing stores. We expect the sale of these products to increase over time as these newly acquired operations benefit from our standardized, menu-driven selling process. The impact of dealerships acquired in

2004, along with lower Same Store penetration of products on both new and used vehicles, also caused our finance and insurance revenues per retail unit sold to decrease 6.5% in 2004, as compared to 2003.
      With respect to Same Store retail finance fees, during 2005, as compared to 2004, we saw a 4.2% decrease in fee income on a 1.7% decline in total retail vehicle sales. This decrease, was due to a decline in penetration rates as the manufacturers shifted their incentives from zero-percent financing to employee pricing and customers became more selective in their financing choice. Our 2004 Same Store retail finance fees decreased 4.3%, as compared to 2003, due to a 1.4% decrease in unit sales and a 2.5% decline in penetration on total unit sales. This decline in penetration was primarily attributable to a decrease in penetration on unit sales of used vehicles as a result of an overall challenging credit market for these vehicles.
      With respect to Same Store vehicle service contract fees, during 2005, as compared to 2004, we experienced a 2.2% increase in income on the above noted decline in total retail vehicle unit sales. This increase was primarily attributable to a $3.6 million increase from higher revenues per contract on new and used vehicle transactions, net of a related increase in chargeback activity, partially offset by a slight decline in penetration of contract sales in used vehicle transactions. Our 2004 Same Store vehicle service contract fees decreased 3.7%, as compared to 2003, primarily as a result of the decrease in used vehicles sold, as well as a decline in the amount of previously deferred revenue recognized on contracts sold in prior years.
      With respect to Same Store insurance and other sales revenue, the increases during 2005, as compared to 2004, were primarily attributable to revenue associated with the sale of guaranteed asset protection and maintenance insurance products. The decline in our Same Store other finance and insurance revenues from $38.5 million in 2003, to $35.0 million in 2004, was primarily the result of a reduction in revenue associated with insurance policies and other ancillary products.

Selling, General and Administrative Data
(dollars in thousands)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Personnel
Same Stores	$410,677	3.0%	$398,856	$340,314	(0.2)%	$340,843
Transactions	37,766		546	59,088		2,220

Total	$448,443	12.3%	$399,402	$399,402	16.4%	$343,063
Advertising
Same Stores	$58,558	(13.1)%	$67,360	$57,582	(4.1)%	$60,046
Transactions	5,825		212	9,990		489

Total	$64,383	(4.7)%	$67,572	$67,572	11.6%	$60,535
Rent and Facility Costs
Same Stores	$81,004	1.4%	$79,889	$67,523	4.9%	$64,380
Transactions	8,224		232	12,598		439

Total	$89,228	11.4%	$80,121	$80,121	23.6%	$64,819
Other SG&A
Same Stores	$128,288	2.7%	$124,933	$107,984	17.8%	$91,700
Transactions	11,129		182	17,131		961

Total	$139,417	11.4%	$125,115	$125,115	35.0%	$92,661
Total SG&A
Same Stores	$678,527	1.1%	$671,038	$573,403	3.0%	$556,969
Transactions	62,944		1,172	98,807		4,109

Total	$741,471	10.3%	$672,210	$672,210	19.8%	$561,078

Total Gross Profit
Same Stores	$854,350	2.8%	$831,092	$710,704	(1.1)%	$718,779
Transactions	78,056		674	121,062		4,632

Total	$932,406	12.1%	$831,766	$831,766	15.0%	$723,411

SG&A as % of Gross Profit Same Stores	79.4%		80.7%	80.7%		77.5%
Transactions	80.6%		173.9%	81.6%		88.7%
Total	79.5%		80.8%	80.8%		77.6%
Employees	8,400		8,800	8,800		7,400
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
      The changes in Same Store personnel related costs from 2004 to 2005, and also from 2003 to 2004, are generally consistent with the changes noted in Same Store gross profit, as the compensation of our commissioned salespeople and local management is closely tied to gross profit.
      Advertising expense is managed locally and will vary period to period based upon current trends, market factors and other circumstances in each individual market. Throughout 2005, we have continued to closely scrutinize our advertising spending and, as a result, realized a 13.1% decrease during the year, as compared to 2004, on top of a 4.1% decrease in 2004 as compared to 2003.

      The increase in Same Store rent and facility costs across the periods presented is primarily due to rent increases associated with new facilities and scheduled rent increases, tied to changes in the consumer price or similar index, on existing facilities.
      Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. During 2005, as compared to 2004, we had a net increase of $3.4 million primarily attributable to the following:

•	a $2.2 million increase in our reserve for uncollectible accounts;

•	a $1.7 million increase in delivery related expenses, primarily as a result of higher fuel costs; and

•	a $1.3 million increase in professional fees, primarily consisting of legal fees and expenses, executive search fees, and Board of Director fees and expenses.
      These items were partially offset by a $2.3 million decrease in net losses from our property and casualty retained risk program.
      During 2004, as compared to 2003, our Same Store Other SG&A increased $16.3 million, primarily as a result of the following:

•	We incurred $3.5 million of higher losses from our property and casualty retained risk program, primarily from two significant events: (1) a hailstorm that damaged or destroyed more than 1,000 vehicles, or about 95% of the inventory, at our Amarillo, Texas, dealerships during the second quarter of 2004, and (2) the damage sustained at our Florida dealerships from hurricanes during the third quarter of 2004;

•	We had a $2.9 million increase in professional fees, primarily related to the assessment and testing of our internal control environment in accordance with Section 404 of the Sarbanes-Oxley Act;

•	During 2003, as a result of favorable collection activity on a portfolio of customer loans we guaranteed in prior years, we realized a $2.9 million benefit related to the reduction of a previously established required guarantee liability. During 2004, we further reduced this guarantee liability by $0.3 million;

•	We had a $1.8 million increase in vehicle delivery expenses, primarily due to higher fuel costs; and

•	We accrued an estimated $1.5 million for our expected settlement costs based on the progression of settlement discussions in the class action lawsuit regarding vehicle inventory tax charges to which we are a party in Texas.
      The remainder is attributable to numerous less significant items which in total increased by approximately $3.9 million on a net basis, or an increase of 4.2% as compared to Same Store Other SG&A for 2003. This increase is, on a percentage basis, approximately the same as our other less variable rent and facility costs.

Depreciation and Amortization Data
(dollars in thousands)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Same Stores	$17,708	12.3%	$15,773	$13,987	12.4%	$12,441
Transactions	1,219		63	1,849		69

Total	$18,927	19.5%	$15,836	$15,836	26.6%	$12,510

      Our Same Store depreciation and amortization expense increased between each period presented primarily as a result of a number of facility additions, including service bay expansions, facility upgrades and manufacturer required image renovations. Results for 2005 also include an approximate $1.0 million charge during the first quarter of 2005, resulting from an adjustment to the depreciable lives of certain of our leasehold improvements to better reflect their remaining useful lives.

Impairment of Assets
      In connection with the preparation and review of our 2005 third-quarter interim financial statements, we determined that recent events and circumstances in New Orleans indicated that an impairment of goodwill and/or other long-lived assets may have occurred in the three months ended September 30, 2005. As a result, we performed interim impairment assessments of certain of our dealerships in the New Orleans area, followed by an interim impairment assessment of the goodwill associated with our New Orleans operations, in connection with the preparation of our financial statements for the period ended September 30, 2005.
      As a result of these assessments, we recorded a pretax impairment charge of $1.3 million during the third quarter of 2005 relating to the intangible franchise right of our Dodge store located in Metairie, Louisiana, whose carrying value exceeded its fair value. Based on our goodwill assessment, no impairment of the carrying value of the recorded goodwill associated with our New Orleans operations had occurred. Our goodwill impairment analysis included an assumption that our business interruption insurance proceeds would allow the operations to maintain a level cash flow rate consistent with past operating performance until those operations return to normal. We are unable to determine at this time, and therefore have made no assumption regarding, whether a permanent decline in the New Orleans business economy has occurred. Such a permanent decline could have a material adverse effect on our operations and could result in the fair value of our New Orleans operations not exceeding the carrying value of its respective net assets.
      Due to the then pending disposal of two of our California franchises, a Kia and a Nissan franchise, we tested the dealerships for impairment during the third quarter of 2005. These tests resulted in impairments of long-lived assets totaling $3.7 million.
      As required by SFAS No. 142, we performed an annual review of the fair value of our goodwill and indefinite-lived intangible assets at December 31, 2005. As a result of this assessment, we determined that the fair value of indefinite-lived intangible franchise rights related to three of our franchises, primarily a Pontiac/ GMC franchise in the South Central region, did not exceed their carrying values and impairment charges were required. Accordingly, we recorded $2.6 million of pretax impairment charges during the fourth quarter of 2005.
      During October 2004, in connection with the preparation and review of our third-quarter 2004 interim financial statements, we determined that recent events and circumstances within our Atlanta operations, including further deterioration of its financial results and recent changes in management, indicated that an impairment of goodwill may have occurred in the three months ended September 30, 2004. As a result, we performed an interim impairment assessment of the goodwill associated with our Atlanta operations in accordance with SFAS No. 142. After analyzing the long-term potential of the Atlanta market and the expected pretax income of our dealership franchises in Atlanta, we determined that the carrying amount operations exceeded its fair value as of September 30, 2004, and recorded a pretax goodwill impairment charge of $40.3 million.
      In accordance with SFAS No. 144, we review long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. As a result of the factors noted above, we evaluated the long-lived assets of the dealerships within our Atlanta operations for impairment under the provisions of SFAS No. 144 and recorded a pretax impairment charge for certain leasehold improvements of $1.1 million at September 30, 2004.
      During our 2004 annual assessment of the carrying value of our goodwill and indefinite-lived intangible assets as part of our year-end financial statement preparation process, we determined that the carrying value of one of our Mitsubishi dealership’s intangible franchise rights was in excess of its fair market value and recorded a pretax impairment charge of $3.3 million at December 31, 2004.

Floorplan Interest Expense
(dollars in thousands)

	For the Year Ended December 31,

	2005	% Change	2004	2004	% Change	2003

Same Stores	$34,860	37.8%	$25,301	$21,832	2.0%	$21,414
Transactions	3,137		48	3,517		157

Total	$37,997	49.9%	$25,349	$25,349	17.5%	$21,571

Memo:
Manufacturer’s assistance	$35,610	7.2%	$33,206	$33,206	21.4%	$27,354
      Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense increased during the twelve months ended December 31, 2005, compared to 2004, as a result of a 186 basis point increase in weighted average interest rates, partially offset by a $38.1 million decrease in weighted average borrowings outstanding.
      Our Same Store floorplan interest expense increased during the twelve months ended December 31, 2004, compared to 2003, as a result of a $58.6 million increase in weighted average borrowings outstanding between the periods and a 15 basis point increase in weighted average interest rates. The increase in weighted average borrowings was primarily a result of the use of the proceeds from our 8 1/4% senior subordinated notes offering in August 2003 to temporarily pay down our floorplan notes payable. These funds were partially redrawn in March 2004 to fund the redemption of our 10 7/8% senior subordinated notes and in June 2004 to fund our 2004 acquisitions.
      Also impacting Same Store floorplan expense between each of the periods were changes attributable to our outstanding interest rate swaps. During 2003, we had two interest rate swaps outstanding during the year, each with notional amounts of $100.0 million and converting 30-day LIBOR to a fixed rate. One of the swaps expired in July 2003 (and therefore was outstanding for the first seven months of 2003 only) and the second expired in October 2004 (and therefore was outstanding for all of 2003 and for the first 10 months of 2004 only). During 2005, we had no interest rate swaps in place until December. As a result of their staggered expiration dates, and the impact on the expense attributable to the swaps resulting from changes in interest rates, our swap expense decreased from $4.3 million for the twelve months ended December 31, 2003, to $2.1 million for the twelve months ended December 31, 2004, and an insignificant amount in 2005.

Other Interest Expense, net
      Other net interest expense, which consists of interest charges on our long-term debt and on our acquisition line partially offset by interest income, decreased $1.2 million, or 6.0%, to $18.1 million for the year ended December 31, 2005, from $19.3 million for the year ended December 31, 2004. This decrease was due to an approximate $14.6 million decrease in weighted average borrowings outstanding between the periods, as we repaid the remaining balance of our acquisition line during the year. Our weighted average effective interest rates on these net borrowings were comparable between these periods.
      For the year ended December 31, 2004, as compared to 2003, other net interest expense increased $4.1 million, or 27.0%, to $19.3 million from $15.2 million for the year ended December 31, 2003. This increase was due to an approximate $78.3 million increase in weighted average borrowings outstanding between the periods, partially offset by a 183 basis point decrease in weighted average interest rates. During 2004, our average debt outstanding increased, as compared to the average for the twelve months ended December 31, 2003, as a result of borrowings under our acquisition line in 2004 and the issuance, in August 2003, of $150.0 million of 8 1/4% senior subordinated notes.

Loss on Redemption of Senior Subordinated Notes
      On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. We incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred cost.

Provision for Income Taxes
      Our provision for income taxes increased $17.9 million to $38.1 million for the year ended December 31, 2005, from $20.2 million for the year ended December 31, 2004. For the year ended December 31, 2003, our tax provision was $36.9 million.
      For the twelve months ended December 31, 2005, our effective tax rate decreased to 35.2%, from 42.1% for the year ended December 31, 2004. Our 2005 effective tax rate was positively impacted by adjustments to deferred tax items for certain assets and liabilities. Excluding these items, our 2005 effective tax rate would have been 36.9%.
      Our 2004 effective tax rate was negatively impacted as a result of the non-deductibility for tax purposes of certain portions of the goodwill impairment charge we recorded in September 2004 related to our Atlanta platform, and was positively impacted by certain other adjustments to reconcile differences between the tax and book basis of our assets. Excluding these items, our 2004 effective tax would have been approximately 37.3%.
      Finally, our 2003 effective tax rate of 32.7% benefited from a $5.4 million reduction in our estimated tax liabilities as a result of the favorable resolution of tax contingencies during 2003 when various state and federal tax audits were concluded, providing certainty and resolution on various formation, financing, acquisition and structural matters. In addition, various other tax exposures of acquired companies had been favorably resolved. Excluding these benefits, our 2003 effective tax rate would have been 37.5%.
      We expect our effective tax rate in 2006 to be approximately 37.0%.
Liquidity and Capital Resources
      Our liquidity and capital resources are primarily derived from cash on hand, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for 2006. If our capital expenditures or acquisition plans for 2006 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources
      Cash on Hand. As of December 31, 2005, our total cash on hand was $37.7 million.
      Cash Flows. The following table sets forth selected historical information from our statement of cash flows:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net cash provided by operating activities	$365,379	$27,253	$313,009
Net cash used in investing activities	(49,962)	(360,125)	(101,688)
Net cash provided by (used in) financing activities	(315,472)	344,139	(209,923)

Net increase in cash and cash equivalents	$(55)	$11,267	$1,398

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

•	Operating activities. For the year ended December 31, 2005, we generated $365.4 million in net cash from operating activities, primarily driven by net income, after adding back the non-cash cumulative effect of a change in accounting principle charge, current year asset impairments and depreciation and amortization, along with a $130.6 million decrease in inventory and a $102.5 million increase in borrowings from manufacturer-affiliated lenders. During 2005, we entered into a floorplan financing arrangement with DaimlerChrysler Services North America, which we refer to as the DaimlerChrysler Facility, to provide financing for our entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory. In accordance with SFAS No. 95, “Statement of Cash Flows,” the change in these borrowings is reflected as an item of cash flows from operating activities, whereas historically, when these model vehicles were financed under our revolving credit facility, such changes were shown as an item of cash flows from financing activities. Upon entering into the DaimlerChrysler Facility, we repaid approximately $157.0 million of floorplan borrowings under the revolving credit facility with funds provided by the DaimlerChrysler Facility. This repayment is reflected as a repayment on the credit facility in cash flows from financing activities and a borrowing in the floorplan notes payable — manufacturer affiliates in cash flows from operating activities.

For the year ended December 31, 2004, we generated $27.3 million in net cash from operating activities, primarily driven by net income. Non-cash charges, including depreciation and amortization and the $44.7 million of asset impairments, along with the $6.4 million pretax loss on the redemption of our 10 7/8% senior subordinated notes in March 2004, were offset by changes in operating assets and liabilities, consisting primarily of a $64.3 million increase in inventories.

For the year ended December 31, 2003, we generated $313.0 million of cash flow from operations, primarily driven by net income, after adding back depreciation and amortization, and a $183.4 million increase in floorplan borrowings from manufacturer-affiliated lenders. During 2003, we entered into a floorplan financing arrangement with Ford Motor Credit Company, which we refer to as the FMCC Facility, to provide financing for our entire Ford, Lincoln and Mercury new vehicle inventory. As with the DaimlerChrysler Facility noted above, the change in these borrowings is reflected as an item of cash flows from operating activities, whereas historically, when these model vehicles were financed under our revolving credit facility, such changes were shown as an item of cash flows from financing activities. Upon entering into the FMCC Facility, we repaid approximately $218.5 million of floorplan borrowings under the revolving credit facility with funds provided by FMCC. This repayment is reflected as a repayment on the credit facility in cash flows from financing activities and a borrowing in the floorplan notes payable — manufacturer affiliates in cash flows from operating activities.

•	Investing activities. During 2005, we used approximately $50.0 million in investing activities, of which $36.3 million was for acquisitions, net of cash received, and $58.6 million was for purchases of property and equipment. Approximately $46.1 million of the property and equipment purchases was for the purchase of land, existing buildings and construction of new or expanded facilities. We also received approximately $35.6 million in proceeds from sales of property and equipment, primarily of dealership facilities which we then leased back.

During 2004, we used approximately $360.1 million in investing activities, of which $331.5 million was for acquisitions, net of cash received, and $47.4 million was for purchases of property and equipment. Approximately $34.3 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. We also received approximately $12.3 million in proceeds from sales of property and equipment, primarily of dealership facilities which we then leased back.

During 2003, the $101.7 million of cash used for investing activities included $88.1 million of cash used in acquisitions, net of cash received, and $34.6 million for purchases of property and equipment. Approximately $22.9 million of the property and equipment purchases were for the purchase of land and construction of new or expanded facilities. Offsetting these uses was $11.6 million received from sales of property and equipment, including dealership facilities which we then leased back, and $12.6 million received from the sale of one dealership franchise during 2003.

•	Financing activities. During 2005, we used approximately $315.5 million in financing activities, primarily to repay borrowings under our revolving credit facility associated with the $157.0 million of proceeds from the aforementioned DaimlerChrysler Facility. We also net repaid $84.0 million of outstanding borrowings under the acquisition line portion of our revolving credit facility. Finally, we spent $19.3 million repurchasing our common stock.

We obtained approximately $344.1 million from financing activities during 2004, primarily from net borrowings under our revolving credit facility to fund vehicle inventory purchases and acquisitions. These proceeds were also used to complete the redemption of $79.5 million of our 10 7/8% senior subordinated notes in March 2004. Additionally, we spent $7.0 million repurchasing our common stock.

We used approximately $209.9 million in financing activities during 2003, primarily to repay borrowings under our revolving credit facility associated with the $218.5 million of proceeds from the aforementioned FMCC facility. We also repaid $144.1 million of floorplan borrowings under our revolving credit facility with the proceeds from our issuance of 8 1/4% senior subordinated notes in August 2003. Finally, we spent an additional $14.4 million repurchasing our common stock.
      Working Capital. At December 31, 2005, we had working capital of $137.2 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.
      Credit Facilities. Our various credit facilities are used to finance the purchase of inventory, provide acquisition funding and provide working capital for general corporate purposes. Our three facilities currently provide us with a total of $1.3 billion of borrowing capacity for inventory floorplan financing and an additional $237.5 million for acquisitions, capital expenditures and/or other general corporate purposes.

•	Revolving Credit Facility. This facility, which is comprised of 13 major financial institutions and three manufacturer captive finance companies, matures in December 2010 and currently provides a total of $950.0 million of financing. We can expand the facility to its maximum commitment of $1,250 million, subject to participating lender approval. This facility consists of two tranches: $712.5 million for floorplan financing, which we refer to as the Floorplan Line, and $237.5 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the Acquisition Line. The Floorplan Line bears interest at rates equal to LIBOR plus 100 basis points for new vehicle inventory and LIBOR plus 112.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on our leverage ratio.

Our revolving credit facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements.

• Ford Motor Credit Facility. The FMCC Facility, which matures in December 2006, provides for up to $300.0 million of financing for all of our Ford, Lincoln and Mercury new vehicle inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. We expect the net cost of our borrowings under the FMCC Facility, after all incentives, to approximate the cost of borrowing under the Floorplan Line.

• DaimlerChrysler Facility. The DaimlerChrysler Facility, which also matures in December 2006, provides for up to $300.0 million of financing for all of our Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory at an interest rate equal to LIBOR plus a spread of 175 to 225 basis points minus certain incentives. We expect the net cost of our borrowings under the DaimlerChrysler Facility, after all incentives, to approximate the cost of borrowing under the Floorplan Line.
      The following table summarizes the current position of our credit facilities as of December 31, 2005:

	Total
Credit Facility	Commitment	Outstanding	Available

	(In thousands)
Floorplan Line	$712,500	$407,396	$305,104
Acquisition Line(1)	237,500	11,900	225,600

Total Revolving Credit Facility	950,000	419,296	530,704
FMCC Facility	300,000	156,640	143,360
DaimlerChrysler Facility	300,000	139,743	160,257

Total Credit Facilities(2)	$1,550,000	$715,679	$834,321

(1) The outstanding balance at December 31, 2005 includes $11.9 million of letters of credit.

(2)	Outstanding balance excludes $19.8 million of borrowings with manufacturer-affiliates for rental vehicle financing not associated with any of the Company’s credit facilities.
      For a more detailed discussion of our credit facilities please see Note 8 to our consolidated financial statements.
      Senior Subordinated Notes. During August 2003, we completed a private offering of $150.0 million of 8 1/4% senior subordinated notes due 2013. The net proceeds from the offering of $144.1 million were used to temporarily pay down borrowings under the Floorplan Line. During 2004, we reborrowed these amounts to fund acquisitions and to redeem all of our outstanding 10 7/8% senior subordinated notes. The 8 1/4% senior subordinated notes are fully and unconditionally guaranteed by our dealership subsidiaries and contain various provisions that permit us to redeem the notes at our option and a requirement that we repurchase all of the notes upon a change of control. Additionally, the notes contain various financial and other covenants, such as limitations on the incurrence of debt, the payment of dividends, the repurchase of stock, and the disposition of assets, among others. As of December 31, 2005, we were in compliance with these covenants. For a more detailed discussion of these notes please see Note 9 to our consolidated financial statements.

Uses of Liquidity and Capital Resources
      Senior Subordinated Notes Redemption. On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, was $79.5 million.
      Capital Expenditures. Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, or manufacturer imaging programs. During 2006, we plan to invest approximately $83.7 million to expand or relocate ten existing facilities, including the purchase of land and related equipment, and to perform manufacturer required imaging projects at nine additional locations. We expect to sell and lease back seven of the projects scheduled for completion during 2006. Expected total proceeds from the sales of these construction projects are estimated at approximately $46.5 million, resulting in net capital expenditures for new and expanded operations of $37.2 million. Upon sale we will begin leasing the facilities from the buyers, resulting in an estimated incremental annual rent expense of $4.0 million per year.
      Acquisitions. From January 1, 2005, through December 31, 2005, we completed acquisitions of seven franchises with expected annual revenues of approximately $118.4 million. These franchises were acquired in tuck-in acquisitions that complement existing operations in Massachusetts, Oklahoma and Texas. The aggregate consideration paid in completing these acquisitions was approximately $20.6 million in cash, net of cash received and the incurrence of $15.2 million of inventory financing.
      Our acquisition target for 2006 is to complete acquisitions that have at least $300.0 million in expected aggregate annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities and our Acquisition Line. Depending on the market value of our common stock, we may use common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. Thus, our targeted acquisition budget of $300.0 million is expected to cost us between $60.0 and $75.0 million, excluding the amount incurred to finance vehicle inventories. Since December 31, 2005, we have completed the acquisition of two franchises.
      Stock Repurchases. In March 2004, our Board of Directors authorized us to repurchase up to $25.0 million of our stock, subject to management’s judgment and the restrictions of our various debt agreements. As of December 31, 2004, $18.9 million remained under the Board of Directors’ March 2004 authorization. During 2005, we repurchased 623,207 shares of our common stock for approximately $18.9 million, thereby completing the previously authorized repurchase program. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
      Dividends. Prior to February 22, 2006, we had never declared or paid dividends on our common stock. On February 22, 2006, our Board of Directors declared a dividend of $0.13 per common share for the fourth quarter of 2005. We expect these dividend payments on our outstanding common stock and common stock equivalents to total approximately $3.1 million in the first quarter of 2006. The payment of any future dividend is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
      Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2005, our senior subordinated notes indenture the most restrictive agreement with respect to such limits, limited future dividends and stock repurchases to $78.2 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2010 and our senior subordinated notes mature in 2013.

Contractual Obligations
      The following is a summary of our contractual obligations as of December 31, 2005:

	Payments Due by Period

Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	Thereafter

	(In thousands)
Floorplan notes payable	$723,585	$723,585	$—	$—	$—
Long-term debt obligations(1)	170,760	786	1,825	13,893	154,256
Estimated interest payments on floorplan notes payable(2)	5,779	5,779	—	—	—
Estimated interest payments on long-term debt obligations(3)	94,359	12,375	24,750	24,750	32,484
Operating leases	549,134	64,784	121,869	101,755	260,726
Purchase commitments(4)	163,581	135,819	27,762	—	—

Total	$1,707,198	$943,128	$176,206	$140,398	$447,466

(1)	Includes $11.9 million of outstanding letters of credit.

(2)	Estimated interest payments were calculated using the floorplan balance and weighted average interest rate at December 31, 2005, and the assumption that these liabilities would be settled within 53 days which approximates our weighted average inventory days supply.

(3)	Estimated interest payments on long-term debt obligations includes fixed rate interest on our 8 1/4% Senior Subordinated Notes due 2013.

(4)	Includes capital expenditures, acquisition commitments and other.
      We, acting through our subsidiaries, are the lessee under many real estate leases that provide for our use of the respective dealership premises. Generally, our real estate and facility leases have 30-year total terms with initial terms of 15 years and three additional five-year terms, at our option. Pursuant to these leases, our subsidiaries generally agree to indemnify the lessor and other parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, we enter into agreements in connection with the sale of assets or businesses in which we agree to indemnify the purchaser, or other parties, from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, we enter into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.
      From time to time, primarily in connection with dealership dispositions, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we and our subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we or our subsidiaries will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $22.1 million at December 31, 2005. We and our subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although we presently have no reason to believe that we or our subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of us or our subsidiaries required under these leases would not have a material adverse effect on our business, financial condition and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The following information about our market-sensitive financial instruments constitutes a “forward-looking statement.” Our major market-risk exposure is changing interest rates. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt.
      At December 31, 2005, fixed rate debt, primarily consisting of our senior subordinated notes outstanding, totaled $145.2 million and had a fair value of $141.8 million.
      At December 31, 2005, we had $723.6 million of variable-rate floorplan borrowings outstanding. Based on this amount, a 100 basis point change in interest rates would result in an approximate $7.2 million change to our interest expense. After consideration of the interest rate swaps described below, a 100 basis point increase would yield a net increase of $5.4 million.
      We received $34.5 million of interest assistance from certain automobile manufacturers during the year ended December 31, 2005. This assistance is reflected as a $35.6 million reduction of our new vehicle cost of sales for the year ended December 31, 2005, and reduced our new vehicle inventory by $6.1 million and $7.2 million at December 31, 2005 and 2004, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from approximately 80% to 160% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
      We may use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. In December 2005, we entered into two interest rate swaps with total notional value of $200.0 million. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our revolving credit facility to fixed rate debt. One swap, with $100.0 million in notional value, effectively locks in a rate of 4.9% and the second swap, also with $100.0 million in notional value, effectively locks in a rate of 4.8%. Both of these hedge instruments expire December 15, 2010. At December 31, 2005, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive loss totaled $0.4 million. We had no derivative financial instruments outstanding at December 31, 2004. For the years ended December 31, 2004 and 2003, the income statement impact from interest rate hedges was an additional expense of $2.1 million and $4.3 million, respectively. At December 31, 2005, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.
      In January 2006, we entered into one additional interest rate swap with a notional value of $50.0 million. This hedge instrument is designed to convert floating rate vehicle floorplan payables under our revolving credit facility to fixed rate debt. This swap effectively locks in a rate of 4.7% and expires December 15, 2010.

Item 8.	Financial Statements and Supplementary Data
      See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.

Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2005, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended December 31, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting was designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our evaluation under the framework in Internal Control-Integrated Framework, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005. Ernst & Young, the Company’s independent auditors, has issued a report on our assessment of the Company’s internal control over financial reporting. This report, dated February 20, 2006, appears on page 59.

/s/ Earl J. Hesterberg

Earl J. Hesterberg
Chief Executive Officer

/s/ John C. Rickel

John C. Rickel
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting, that Group 1 Automotive, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Group 1 Automotive, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Group 1 Automotive, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Group 1 Automotive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of Group 1 Automotive, Inc. and our report dated February 20, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 20, 2006

PART III
      Please see the definitive Proxy Statement of Group 1 Automotive, Inc. for the Annual Meeting of Stockholders to be held on May 25, 2006, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference for the information concerning:

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
      (b) Other Information

None.
      (c) Exhibits

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
3.2		—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
3.3		—	Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
4.1		—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
4.2		—	Subordinated Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 Registration No. 333-109080).
4.3		—	First Supplemental Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4 Registration No. 333-109080).
4.4		—	Form of Subordinated Debt Securities (included in Exhibit 4.3).
10	.1*	—	Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10	.2*	—	First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002 (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
Number			Description

10	.3*	—	Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10	.4*	—	Employment Agreement between the Company and Earl J. Hesterberg, Jr. dated April 9, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 9, 2005).
10	.5*	—	Compensation Arrangement between the Company and John C. Rickel (Incorporated by reference to the section titled “Executive Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K dated December 19, 2005 and to the section titled “EPS Goals” in Item 1.01 of the Company’s Current Report on Form 8-K/A dated December 19, 2005).
10	.6*	—	Separation Agreement and General Release by and between the Company and B.B. Hollingsworth, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10	.7*	—	Severance Agreement by and between the Company and Robert T. Ray dated December 5, 2005.
10	.8*	—	Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “Executive Officer Compensation — Adoption of Bonus Plan” in Item 1.01 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.9*	—	Group 1 Automotive, Inc. Director Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 17, 2004, and to the section titled “Director Compensation — Change in Director Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.10*	—	Executive Compensation Arrangement of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “Executive Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K dated December 19, 2005 and to the section titled “EPS Goals” in Item 1.01 of the Company’s Current Report on Form 8-K/A dated December 19, 2005).
10	.11*	—	Split Dollar Life Insurance Agreement, dated as of January 23, 2002, between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10	.12*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-83260).
10	.13*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-115962).
10	.14*	—	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.15*	—	First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.16*	—	Second Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10	.17*	—	Third Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-75784).
10	.18*	—	Fourth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-115961).
10	.19*	—	Fifth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.20*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
Number			Description

10	.21*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.22*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.23*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K Company’s Current Report on Form 8-K dated March 9, 2005).
10	.24*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.25*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.26*	—	Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.27*	—	First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.28*	—	Second Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-75754).
10	.29*	—	Third Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.30*	—	Fourth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.31*	—	Fifth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.32*	—	Sixth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.33		—	Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.34		—	Sixth Amended and Restated Revolving Credit Agreement, dated as of December 16, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2005).
10.35		—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.36		—	Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.37		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.38		—	Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc. dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).

Exhibit
Number		Description

10.39	—	Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.40	—	Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.41	—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.42	—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.43	—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.44	—	Form of Nissan Division Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.45	—	Form of Infiniti Division Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.46	—	Lease Agreement between Howard Pontiac GMC, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.47	—	Lease Agreement between Bob Howard Motors, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.48	—	Lease Agreement between Bob Howard Chevrolet, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.49	—	Lease Agreement between Bob Howard Automotive-East, Inc. and REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.50	—	Lease Agreement between Howard-H, Inc. and REHCO, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.51	—	Lease Agreement between Howard Pontiac-GMC, Inc. and North Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.52	—	Lease Agreement between Howard-Ford, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.53	—	Amendment and Assignment of Lease between Howard Ford, Inc., Howard-FLM, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.54	—	Lease Agreement between Bob Howard Motors, Inc. and REHCO, L.L.C., dated June 1, 2005.
11.1	—	Statement re: computation of earnings per share is included under Note 2 to the financial statements.
14.1	—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc., dated December 20, 2005.

Exhibit
Number		Description

16.1	—	Letter from Crowe Chizek and Company LLC to the Securities and Exchange Commission, dated April 28, 2005, regarding change in certifying accountants (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated January 19, 2005).
21.1	—	Group 1 Automotive, Inc. Subsidiary List.
23.1	—	Consent of Ernst & Young LLP.
31.1	—	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 2nd day of March, 2006.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg

Earl J. Hesterberg
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 2nd day of March, 2006.

Signature	Title

/s/ Earl J. Hesterberg Earl J. Hesterberg	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ John C. Rickel John C. Rickel	Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

/s/ John L. Adams John L. Adams	Chairman and Director

/s/ Robert E. Howard II Robert E. Howard II	Director

/s/ Louis E. Lataif Louis E. Lataif	Director

/s/ Stephen D. Quinn Stephen D. Quinn	Director

/s/ J. Terry Strange J. Terry Strange	Director

/s/ Max P. Watson, Jr. Max P. Watson, Jr.	Director

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 20, 2006

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands,
	except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,695	$37,750
Contracts-in-transit and vehicle receivables, net	187,769	172,402
Accounts and notes receivable, net	81,463	76,687
Inventories	756,838	877,575
Deferred income taxes	18,780	14,755
Prepaid expenses and other current assets	23,283	26,046

Total current assets	1,105,828	1,205,215

PROPERTY AND EQUIPMENT, net	161,317	160,297
GOODWILL	372,844	366,673
INTANGIBLE FRANCHISE RIGHTS	164,210	187,135
DEFERRED COSTS RELATED TO INSURANCE POLICY AND VEHICLE SERVICE CONTRACT SALES	6,217	7,996
OTHER ASSETS	23,202	19,904

Total assets	$1,833,618	$1,947,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$407,396	$632,593
Floorplan notes payable — manufacturer affiliates	316,189	215,667
Current maturities of long-term debt	786	1,054
Accounts payable	124,857	108,920
Accrued expenses	119,404	91,528

Total current liabilities	968,632	1,049,762

LONG-TERM DEBT, net of current maturities	158,074	156,747
ACQUISITION LINE — credit facility	—	84,000
DEFERRED INCOME TAXES	28,862	33,197
OTHER LIABILITIES	25,356	24,288

Total liabilities before deferred revenues	1,180,924	1,347,994

DEFERRED REVENUES	25,901	32,052
STOCKHOLDERS’ EQUITY:
Preferred stock, 1,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 24,588 and 23,916 issued, respectively	246	239
Additional paid-in capital	276,904	265,645
Retained earnings	373,162	318,931
Deferred stock-based compensation	(5,413)	—
Accumulated other comprehensive loss	(706)	(173)
Treasury stock, at cost; 572 and 607 shares, respectively	(17,400)	(17,468)

Total stockholders’ equity	626,793	567,174

Total liabilities and stockholders’ equity	$1,833,618	$1,947,220

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$3,674,880	$3,348,875	$2,739,315
Used vehicle retail sales	1,075,606	988,797	884,819
Used vehicle wholesale sales	383,856	359,247	265,187
Parts and service sales	649,221	565,213	465,989
Finance, insurance and other, net	186,027	172,901	163,250

Total revenues	5,969,590	5,435,033	4,518,560
COST OF SALES:
New vehicle retail sales	3,413,513	3,112,140	2,539,319
Used vehicle retail sales	939,436	868,351	778,266
Used vehicle wholesale sales	387,834	367,513	271,328
Parts and service sales	296,401	255,263	206,236

Total cost of sales	5,037,184	4,603,267	3,795,149

GROSS PROFIT	932,406	831,766	723,411
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	741,471	672,210	561,078
DEPRECIATION AND AMORTIZATION EXPENSE	18,927	15,836	12,510
ASSET IMPAIRMENTS	7,607	44,711	—

INCOME FROM OPERATIONS	164,401	99,009	149,823
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(37,997)	(25,349)	(21,571)
Other interest expense, net	(18,122)	(19,299)	(15,191)
Loss on redemption of senior subordinated notes	—	(6,381)	—
Other income (expense), net	125	(28)	11

INCOME BEFORE INCOME TAXES	108,407	47,952	113,072
PROVISION FOR INCOME TAXES	38,138	20,171	36,946

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	70,269	27,781	76,126
Cumulative effect of a change in accounting principle, net of tax benefit of $10,231	(16,038)	—	—

NET INCOME	$54,231	$27,781	$76,126

EARNINGS (LOSS) PER SHARE:
BASIC:
Income before cumulative effect of a change in accounting principle	$2.94	$1.22	$3.38
Cumulative effect of a change in accounting principle, net	(0.67)	—	—

Net Income	$2.27	$1.22	$3.38

DILUTED:
Income before cumulative effect of a change in accounting principle	$2.90	$1.18	$3.26
Cumulative effect of a change in accounting principle, net	(0.66)	—	—

Net Income	$2.24	$1.18	$3.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,866	22,808	22,524
Diluted	24,229	23,494	23,346
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated Other
						Comprehensive Loss

						Unrealized	Unrealized
	Common Stock		Additional		Deferred	Losses on	Losses on
			Paid-In	Retained	Stock-Based	Interest Rate	Marketable	Treasury
	Shares	Amount	Capital	Earnings	Compensation	Swaps	Securities	Stock	Total

BALANCE, December 31, 2002	23,183	$232	$254,145	$215,024	—	$(3,359)	—	$(22,625)	$443,417
Comprehensive income:
Net Income	—	—	—	76,126	—	—	—	—	76,126
Interest rate swap adjustment, net of taxes of $1,288	—	—	—	—	—	2,074	—	—	2,074

Total comprehensive income									78,200
Proceeds from sales of common stock under employee benefit plans	674	7	8,984	—	—	—	—	—	8,991
Issuance of treasury stock to employee benefit plans	(403)	(4)	(9,678)	—	—	—	—	9,682	—
Purchases of treasury stock	—	—	—	—	—	—	—	(14,404)	(14,404)
Tax benefit from options exercised	—	—	1,905	—	—	—	—	—	1,905

BALANCE, December 31, 2003	23,454	235	255,356	291,150	—	(1,285)	—	(27,347)	518,109
Comprehensive income:
Net Income	—	—	—	27,781	—	—	—	—	27,781
Interest rate swap adjustment, net of taxes of $771	—	—	—	—	—	1,285	—	—	1,285
Loss on investments, net of taxes of $104	—	—	—	—	—	—	$(173)	—	(173)

Total comprehensive income									28,893
Proceeds from sales of common stock under employee benefit plans	659	6	11,788	—	—	—	—	—	11,794
Issuance of treasury stock to employee benefit plans	(591)	(6)	(16,892)	—	—	—	—	16,898	—
Issuance of common stock in connection with acquisitions	394	4	12,892	—	—	—	—	—	12,896
Purchases of treasury stock	—	—	—	—	—	—	—	(7,019)	(7,019)
Tax benefit from options exercised	—	—	2,501	—	—	—	—	—	2,501

BALANCE, December 31, 2004	23,916	239	265,645	318,931	—	—	(173)	(17,468)	567,174
Comprehensive income:
Net Income	—	—	—	54,231	—	—	—	—	54,231
Interest rate swap adjustment, net of taxes of $230	—	—	—	—	—	(384)	—	—	(384)
Loss on investments, net of taxes of $90	—	—	—	—	—	—	(149)	—	(149)

Total comprehensive income									53,698
Proceeds from sales of common stock under employee benefit plans	1,151	12	19,146	—	—	—	—	—	19,158
Issuance of Treasury stock to employee benefit plans	(670)	(7)	(19,318)	—	—	—	—	19,325	—
Issuance of restricted stock	241	2	8,381	—	$(8,383)	—	—	—	—
Forfeiture of restricted stock	(50)	—	(1,394)	—	1,394	—	—	—	—
Restricted stock amortization	—	—	—	—	1,576	—	—	—	1,576
Purchases of treasury stock	—	—	—	—	—	—	—	(19,257)	(19,257)
Tax benefit from options exercised	—	—	4,444	—	—	—	—	—	4,444

BALANCE, December 31, 2005	24,588	$246	$276,904	$373,162	$(5,413)	$(384)	$(322)	$(17,400)	$626,793

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

		(Revised)	(Revised)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,231	$27,781	$76,126
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	16,038	—	—
Asset impairments	7,607	44,711	—
Depreciation and amortization	18,927	15,836	12,510
Amortization of debt discount and issue costs	1,949	1,834	1,871
Restricted share amortization	1,576	—	—
Deferred income taxes	3,872	(4,701)	11,951
Tax benefit from options exercised	4,444	2,501	1,905
Provision for doubtful accounts and uncollectible notes	3,848	1,529	(631)
(Gain) loss on sale of assets and uninsured losses	772	142	(622)
Loss on redemption of senior subordinated notes	—	6,381	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	(16,113)	(28,902)	36,704
Accounts and notes receivable	(2,845)	(14,204)	(2,799)
Inventories	130,584	(64,294)	4,709
Prepaid expenses and other assets	4,961	(2,015)	(2,565)
Floorplan notes payable — manufacturer affiliates	102,549	18,421	183,400
Accounts payable and accrued expenses	39,220	30,936	1,115
Deferred revenues	(6,241)	(8,703)	(10,665)

Net cash provided by operating activities	365,379	27,253	313,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	—	—	(2,958)
Collections on notes receivable	—	5,367	1,388
Purchases of property and equipment	(58,556)	(47,412)	(34,627)
Proceeds from sales of property and equipment	35,588	12,329	11,598
Proceeds from sales of dealership franchises	10,881	—	12,585
Purchases of restricted investments	(2,166)	(2,074)	(5,520)
Maturities of restricted investments	1,342	1,027	1,991
Decrease in restricted cash	(773)	2,095	1,967
Escrow deposits for acquisitions of franchises	(500)	—	—
Cash paid in acquisitions, net of cash received	(35,778)	(331,457)	(88,112)

Net cash used in investing activities	(49,962)	(360,125)	(101,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	3,260,946	3,645,162	2,531,629
Repayments on credit facility — Floorplan Line	(3,486,144)	(3,308,891)	(2,878,009)
Borrowings on credit facility — Acquisition Line	25,000	121,000	10,000
Repayments on credit facility — Acquisition Line	(109,000)	(37,000)	(10,000)
Borrowings on other facilities for acquisitions	—	—	3,895
Repayments on other facilities for divestitures	(2,027)	—	—
Principal payments of long-term debt	(1,276)	(1,219)	(1,253)
Proceeds from issuance of senior subordinated notes	—	—	144,131
Debt issue costs	(2,873)	(209)	(4,903)
Repurchase of senior subordinated notes	—	(79,479)	—
Proceeds from issuance of common stock to benefit plans	19,158	11,794	8,991
Repurchase of common stock, amounts based on settlement date	(19,256)	(7,019)	(14,404)

Net cash provided by (used in) financing activities	(315,472)	344,139	(209,923)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55)	11,267	1,398
CASH AND CASH EQUIVALENTS, beginning of period	37,750	26,483	25,085

CASH AND CASH EQUIVALENTS, end of period	$37,695	$37,750	$26,483

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:
      Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, and Texas. Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”
      Prior to January 1, 2006, our retail network was organized into 13 regional dealership groups, or “platforms”. Effective January 1, 2006, we reorganized our platforms into five regions: (i) the Northeast (comprising 21 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (comprising 16 dealerships in Florida, Georgia and Louisiana), (iii) the South Central (comprising 36 dealerships in Oklahoma and Central and Southeast Texas), (iv) the West Central (comprising 12 dealerships in Colorado, New Mexico and West Texas) and (v) the California (comprising 10 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer.

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
      In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company defers revenues received for products and services to be delivered at a later date. This relates primarily to the sale of various maintenance services, to be provided in the future, at the time of the sale of a vehicle. The amount of revenues deferred is based on the then current retail price of the service to be provided. The revenues are recognized over the period during which the services are to be delivered. The remaining residual purchase price is attributed to the vehicle and recognized as revenue at the time of the sale.
      In accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records the profit it receives for arranging vehicle fleet transactions net in other finance and insurance revenues, net. Since all sales of new vehicles must occur through franchised new vehicle dealerships, the dealerships effectively act as agents for the automobile manufacturers in completing sales of vehicles to fleet customers. As these customers typically order the vehicles, the Company has no significant general inventory risk. Additionally, fleet customers generally receive special purchase incentives from the automobile manufacturers and the Company receives only a nominal fee for facilitating the transactions.
      The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, the Company receives fees from the sale of vehicle service contracts to

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customers. The Company may be charged back a portion of the financing, insurance contract and vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future chargebacks is established based on the Company’s historical operating results and the termination provisions of the applicable contracts.
      The Company consolidates the operations of its reinsurance companies. The Company reinsures the credit life and accident and health insurance policies sold by its dealerships. All of the revenues and related direct costs from the sales of these policies are deferred and recognized over the life of the policies, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises.” Investment of the net assets of these companies are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are classified as available-for-sale and are carried at market value. These investments, along with restricted cash that is not invested, are classified as other long-term assets in the accompanying consolidated balance sheets.

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

Inventories
      New, used and demonstrator vehicles are stated at the lower of specific cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. The assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. At December 31, 2005 and 2004, inventory cost had been reduced by $6.1 million and $7.2 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales has been reduced by $35.6 million, $33.2 million and $27.4 million for interest assistance received related to vehicles sold for the years ended December 31, 2005, 2004 and 2003, respectively.
      Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.
      Market adjustments are provided against the inventory balances based on the historical loss experience and management’s considerations of current market trends.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” Prior to the adoption of SFAS No. 141 on January 1, 2002, the Company did not separately record intangible assets apart from goodwill as all were amortized over similar lives. In 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the treatment of goodwill. SFAS No. 142 no longer permits the amortization of goodwill, but instead requires, at least annually, an assessment for impairment of goodwill by reporting unit, defined by the Company as of December 31, 2005, as each of its groups of dealerships formerly referred to as platforms, using a fair-value based, two-step test. The Company performs the annual impairment assessment at the end of each calendar year, and performs an impairment assessment more frequently if events or circumstances occur at a reporting unit between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 5.
      In evaluating goodwill for impairment, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company is then required to proceed to step two of the impairment test. The second step involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. This allocation could result in assigning value to intangible assets not previously recorded separately from goodwill prior to the adoption of SFAS No. 141, which could result in less implied residual value assigned to goodwill (see discussion regarding franchise rights acquired prior to July 1, 2001, in “Intangible Franchise Rights” below). The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds the implied fair value, an impairment charge equal to the difference is recorded.
      In completing step one of the impairment analysis, the Company uses a discounted cash flow approach to estimate the fair value of each reporting unit. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and the Company’s weighted average cost of capital. The Company also estimates residual values at the end of the forecast period and future capital expenditure requirements. At December 31, 2005, 2004 and 2003, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test described above. However, if in future periods, the Company determines the carrying amount of its net assets exceed the respective fair value as a result of step one, the Company believes that the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s), especially with respect to those reporting units acquired prior to July 1, 2001.

Intangible Franchise Rights
      The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2005 and 2004 in the accompanying consolidated balance sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
separate intangible assets and, in accordance with SFAS No. 142, the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred. See Note 5.
      At the September 2004 meeting of the EITF, the SEC staff issued Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”) which states that for business combinations after September 29, 2004, the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct value method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under SFAS No. 141, “Business Combinations.” Additionally, registrants who have applied a residual method to the valuation of intangible assets for purposes of impairment testing under SFAS No. 142, shall perform an impairment test using a direct value method on all intangible assets that were previously valued using a residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004.
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

Income Taxes
      The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Self-Insured Medical and Property/ Casualty Plans
      The Company is self-insured for a portion of the claims related to its employee medical benefits and property/casualty insurance programs. Employee medical and property physical damage claims not subject to stop-loss insurance are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using the Company’s historical claims experience. Actuarial estimates for the portion of general

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability and workers’ compensation claims not covered by insurance are based on the Company’s historical claims experience adjusted for loss trending and loss development factors.
      See Note 4 for a discussion of the effects of Hurricanes Katrina and Rita on the Company’s 2005 results.

Fair Value of Financial Instruments
      The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, floorplan notes payable and long-term debt. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable and floorplan notes payable approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2005, the 8 1/4% Senior Subordinated Notes due 2013 had a carrying value, net of applicable discount, of $145.2 million and a fair value, based on quoted market prices, of $141.8 million.

Derivative Financial Instruments
      The Company’s primary market risk exposure is increasing interest rates. Interest rate derivatives are used to adjust interest rate exposures when appropriate based on market conditions.
      The Company follows the requirements of SFAS Nos. 133, 137, 138 and 149 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of the Company’s interest rate hedges are designated as cash flow hedges.
      In December 2005, the Company entered into two interest rate swaps with total notional value of $200.0 million. The hedge instruments are designed to convert floating rate vehicle floorplan payables under the Company’s revolving credit facility to fixed rate debt. One swap, with $100.0 million in notional value, effectively fixes a rate of 4.9% and the second swap, also with $100.0 million in notional value, effectively fixes a rate of 4.8%. Both of these hedge instruments expire December 15, 2010. At December 31, 2005, net unrealized losses, net of income taxes, related to hedges included in Accumulated Other Comprehensive Loss totaled $0.4 million. The Company had no derivative financial instruments outstanding at December 31, 2004. For the years ended December 31, 2004 and 2003, the income statement impact from interest rate hedges was an additional expense of $2.1 million and $4.3 million, respectively. At December 31, 2005, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising
      The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003, totaled $64.4 million, $67.6 million and $60.5 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in other accruals on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $19.8 million, $16.8 million and $13.9 million for advertising assistance received related to vehicles sold for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, accrued expenses included $3.2 million and $4.0 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

Business and Credit Risk Concentrations
      The Company owns and operates franchised automotive dealerships in the United States. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2005, Toyota (including Lexus, Scion and Toyota brands), Ford (including Ford, Lincoln, Mazda, Mercury, and Volvo brands), DaimlerChrysler (including Chrysler, Dodge, Jeep, Maybach and Mercedes-Benz brands), Nissan (including Infiniti and Nissan brands), General Motors (including Buick, Cadillac, Chevrolet, GMC, Hummer and Pontiac brands) and Honda (including Acura and Honda brands) accounted for 29.2%, 18.5%, 14.8%, 10.9%, 9.8% and 9.6% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 5.0% of the Company’s total new vehicle sales volume in 2005.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements relate to inventory market adjustments, reserves for future chargebacks on finance and vehicle service contract fees, self-insured property/ casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations and the valuation of goodwill and intangible franchise rights. Actual results could differ from those estimates.

Statements of Cash Flows
      With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing, the Company chooses which vehicles to finance and the funds flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to affiliated lenders participating in our syndicated lending

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
group) are presented within cash flows from operating activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under the revolving credit facility (including the cash flows from or to affiliated lenders participating in the facility) are presented within cash flows from financing activities.
      Upon entering into a new financing arrangement with Ford Motor Credit Company in June 2003, the Company repaid approximately $218.5 million of floorplan borrowings under the revolving credit facility with funds provided by this new facility. Upon entering into a new financing arrangement with DaimlerChrysler Services North America LLC in December 2005, the Company repaid approximately $157.0 million of floorplan borrowings under the revolving credit facility with funds provided by this new facility. These repayments are reflected as a source of cash within cash flows from operating activities and a use of cash within cash flows from financing activities for each respective period.
      Correction of prior period classification error — In connection with the preparation of the 2005 consolidated statement of cash flows, the Company’s management determined that certain information in the 2004 and 2003 consolidated statements of cash flows should be revised to correct an error in the classification of certain cash flows related to acquisitions and dispositions to comply with SFAS No. 95, “Statement of Cash Flows.” As a result, the Company has revised its 2004 and 2003 consolidated statements of cash flows to recognize the payment of seller floorplan payable obligations as cash paid in acquisitions, net of cash received within cash flows from investing activities with a corresponding borrowing under either its revolving credit facility or other facilities within cash flows from financing activities. Likewise, when disposing of dealerships, the Company has revised the 2004 and 2003 consolidated statements of cash flows to reflect the purchaser’s payment of the Company’s floorplan payable obligation as additional proceeds from sales of dealership franchises within cash flows from investing activities with a corresponding repayment under either its revolving credit facility or other facilities within cash flows from financing activities. Previously, all such activity was presented as non-cash acquisition of inventory and floorplan payable and excluded from the 2004 and 2003 consolidated statements of cash flows. A summary of the effects of these revision to the 2004 and 2003 consolidated statements of cash flows are as follows:
      Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004		2003

	Reported	Revised	Reported	Revised

	(In thousands)
Cash flows from investing activities:
Proceeds from sales of dealership franchises	$—	$—	$7,414	$12,585
Cash paid in acquisitions, net of cash received	(221,721)	(331,457)	(35,418)	(88,112)
Net cash used in investing activities	(250,389)	(360,125)	(54,165)	(101,688)

Cash flows from financing activities:
Borrowings on credit facility	3,619,426	—	2,482,830	—
Repayments on credit facility	(3,308,891)	—	(2,872,838)	—
Borrowings on credit facility — Floorplan Line	—	3,645,162	—	2,531,629
Repayments on credit facility — Floorplan Line	—	(3,308,891)	—	(2,878,009)
Borrowings on other facilities for acquisitions	—	—	—	3,895
Net cash provided by (used in) financing activities	234,403	344,139	(257,446)	(209,923)
      In addition, borrowings and repayments on the Company’s floorplan and acquisition tranches of its revolving credit facility have been separately reported within cash flows from financing activities. These

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts were previously presented combined as borrowings and repayments on credit facility within cash flows from financing activities.
      Cash paid for interest was $54.6 million, $43.5 million and $38.9 million in 2005, 2004 and 2003, respectively. Cash paid for income taxes was $16.9 million, $23.9 million and $32.0 million in 2005, 2004 and 2003, respectively.

Related-Party Transactions
      From time to time, the Company has entered into transactions with related parties. Related parties include officers, directors, five percent or greater stockholders and other management personnel of the Company.
      At times, the Company has purchased its stock from related parties. These transactions were completed at then current market prices. See Note 13 for a summary of related party lease commitments. There are no other significant related party transactions.

Stock-Based Compensation
      The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). Accordingly, compensation expense for stock-based awards is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the common stock. Typically, the Company grants options at prices equal to the market price of its common stock on the date of grant and therefore does not record compensation expense related to these grants. Additionally, no compensation expense is recorded for shares issued pursuant to the employee stock purchase plan as it is a “noncompensatory” plan, as that term is defined in APB No. 25.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost for stock-based compensation is determined based on fair values as of the dates of grant and compensation cost is amortized over the applicable vesting period.

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net income, as reported	$54,231	$27,781	$76,126
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	993	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,532	4,015	3,576

Pro forma net income	$51,692	$23,766	$72,550

Earnings per share:
Basic — as reported	$2.27	$1.22	$3.38
Basic — pro forma	$2.17	$1.04	$3.22
Diluted — as reported	$2.24	$1.18	$3.26
Diluted — pro forma	$2.13	$1.01	$3.11
      The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is not designed to measure not-for-sale options, but is the most widely used method for option valuation. The following table summarizes the weighted average assumptions used in determining the fair value of the Company’s stock-based compensation during the years ended December 31, 2005, 2004 and 2003, and the resulting weighted average fair values:

	2005	2004	2003

Risk-free interest rate	5.9%	4.2%	3.8%
Expected life of options	6.0 yrs	7.1 yrs	8.0 yr	s
Expected volatility	42.0%	47.7%	51.9%
Expected dividend yield	—	—	—
Fair value	$13.84	$16.14	$18.02

Business Segment Information
      The Company, through its operating companies, operates in the automotive retailing industry. All of the operating companies sell new and used vehicles, arrange financing, vehicle service, and insurance contracts, provide maintenance and repair services and sell replacement parts. The operating companies are similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. Additionally, the Company’s management evaluates performance and allocates resources based on the operating results of the individual operating companies. For the reasons discussed above, all of the operating companies represent one reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s reportable segment.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options and other

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share-based payments. The standard was initially to be effective beginning in the third quarter of 2005, but on April 15, 2005, the SEC changed the required adoption period to be the first interim period of a registrant’s fiscal year beginning after June 15, 2005. As a result, the Company must adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The Company has elected the modified prospective application method and, therefore, the impact on the Company’s net income will include the remaining amortization of the fair value of existing stock-based awards currently disclosed as pro forma expense above, plus the fair value of any future grants. The Company expects such expense to total approximately $3.2 million for the twelve months ended December 31, 2006.
      In October 2005, the FASB staff issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which, starting in the first reporting period beginning after December 15, 2005, will require companies to expense, versus capitalizing into the carrying costs, rental costs associated with ground or building operating leases that are incurred during a construction period. During the years ended December 31, 2005, 2004 and 2003, the Company capitalized rental costs incurred during construction of approximately $1.5 million, $1.2 million and $0.4 million, respectively.

Reclassifications
      Certain reclassifications have been made in the 2004 and 2003 financial statements to conform to the current year presentation.

3.	ACQUISITIONS:
      During 2005, the Company acquired seven automobile dealership franchises located in New Hampshire, Oklahoma and Texas. Total cash consideration paid included $20.6 million to the sellers and $15.2 million to the sellers’ financing sources to pay off outstanding floorplan borrowings. During 2004, the Company acquired 23 automobile dealership franchises located in California, Massachusetts, New Jersey, New York and Texas. Total cash consideration paid included $221.7 million to the sellers and $109.7 million to the sellers’ financing sources to pay off outstanding floorplan borrowings. During 2003, the Company acquired eight automobile dealership franchises in Louisiana, Oklahoma, and Texas, and completed a market consolidation project in conjunction with DaimlerChrysler’s Alpha Initiative in Dallas, Texas. Total cash consideration paid included $35.4 million to the sellers and $52.7 million to the sellers’ financing sources to pay off outstanding floorplan borrowings. The accompanying consolidated balance sheets include preliminary allocations of the purchase price for all of the acquired assets and liabilities assumed based on their estimated fair market values at the dates of acquisition and, for the dealerships acquired during 2005, are subject to final adjustment.

4.	HURRICANES KATRINA AND RITA:
      On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, the Company operated six dealerships in the New Orleans area, consisting of nine franchises. Two of the dealerships are located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and remain closed, although the Company’s Dodge store in Metairie has resumed limited operations from a satellite location. The West Bank stores reopened approximately two weeks after the storm.
      On September 24, 2005, Hurricane Rita came ashore along the Texas/ Louisiana border, near Houston and Beaumont, Texas. The Company operates two dealerships in Beaumont, Texas, consisting of eleven franchises and nine dealerships in the Houston area consisting of seven franchises. As a result of the evacuation by many residents in Houston, and the aftermath of the storm in Beaumont, all of these dealerships were closed several days before and after the storm. All of these dealerships have since resumed operations.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is self-insured for a portion of the claims related to its property and casualty insurance programs. As a result of insurable events that occurred earlier in 2005, the Company had exhausted most of its self-insurance exposure on its physical damage policies prior to the start of the third quarter. Therefore, the physical losses sustained as a result of Hurricanes Katrina and Rita were generally limited to deductibles required under the Company’s various insurance policies. Based on preliminary estimates of the damage sustained to its New Orleans-area and Beaumont dealership facilities and its inventory of new and used vehicles at those locations, the Company has estimated its total loss for such damage to be approximately $23.4 million. After the Company’s application of the terms of its underlying property and casualty insurance policies, the Company recorded an insurance recovery receivable totaling $19.2 million and reduced the above-noted estimated loss to $4.2 million. This loss is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The receivable was established based on the determination of management, given their experience with these type claims and discussions to date with its insurance carriers, that it is probable that recovery will occur for the amount of these losses and the cost to repair its leased facilities in excess of insurance policy deductibles. The Company made the determination of whether recovery was “probable” in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” which defines “probable” as being likely to occur. During the fourth quarter, the Company received total payments on these receivables of approximately $14.6 million.
      The Company maintains business interruption insurance coverage under which its insurance providers have advanced a total of $5.0 million; however, this amount is subject to final audit under the policies and also subject to settlement adjustments. During the fourth quarter of 2005, the Company recorded approximately $2.1 million of these proceeds, related to covered payroll and fixed cost expenditures since August 29, 2005, as a reduction to the above-noted loss accrual. Although the Company believes it may be eligible for greater amounts of recovery for loss of operations at all of its New Orleans-area and Beaumont dealerships, it is at this time unable to determine either the amount of, or nature of, additional covered items with any certainty. The Company has, therefore, not recorded any additional portion of these proceeds as a reduction of its loss for the period. Any part of these proceeds that the Company retains, and any additional recoveries under this coverage, will be recognized in the period in which all contingencies have been resolved.
      All of the amounts reflected to date are estimates based on information currently available to the Company. These estimates are preliminary and subject to change until the Company has finalized all amounts with its insurance carriers. Although the Company believes that any increase in the estimated loss would be offset by increases in estimated insurance recoveries, there can be no assurance that such offsetting occurs and any difference could be material to the Company’s financial position, results of operations or cash flows.

5.	ASSET IMPAIRMENTS:
      During 2005, the Company recorded the following six impairment charges, excluding the cumulative effect of a change in accounting principle discussed in Note 2, all of which are reflected in asset impairments in the accompanying statement of operations:

•	In connection with the preparation and review of its third-quarter of 2005 interim financial statements, the Company determined that recent events and circumstances in New Orleans indicated that an impairment of goodwill and/or other long-lived assets may have occurred in the three months ended September 30, 2005. As a result, the Company performed interim impairment assessments of its intangible franchise rights and other long-lived assets in the New Orleans area, followed by an interim impairment assessment of goodwill associated with its New Orleans operations, in connection with the preparation of its financial statements for the quarter ended September 30, 2005.

As a result of these interim assessments, the Company recorded a pretax impairment charge of $1.3 million during the third quarter of 2005 relating to the franchise value of its Dodge store located in Metairie, Louisiana, whose carrying value exceeded its estimated fair value. Based on the Company’s

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim goodwill assessment, no impairment of the carrying value of the recorded goodwill associated with the Company’s New Orleans operations was required. The Company’s goodwill impairment analysis included an assumption that the Company’s business interruption insurance proceeds would maintain a level cash flow rate consistent with past operating performance until those operations return to normal. The Company is unable to determine at this time, and therefore has made no assumption regarding, whether a permanent decline in the New Orleans business economy has occurred. Such a permanent decline could have a material adverse effect on the Company’s operations and could result in the fair value of the Company’s New Orleans operations not exceeding the carrying value of its respective net assets.

•	Due to the then pending disposal of two of the Company’s California franchises, a Kia and a Nissan franchise, the Company tested the respective intangible franchise rights and other long-lived assets for impairment during the third quarter of 2005. These tests resulted in two impairments of long-lived assets totaling $3.7 million.

•	As required by SFAS No. 142, the Company performed an annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2005. As a result of this annual assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to three of its franchises, primarily a Pontiac/ GMC franchise in the South Central region, did not exceed their carrying value and an impairment charge was required. Accordingly, the Company recorded a $2.6 million pretax impairment charge during the fourth quarter of 2005.
      During 2004, the Company recorded the following three impairment charges, all of which are also reflected in asset impairments in the accompanying statement of operations:

•	During October 2004, in connection with the preparation and review of the third-quarter interim financial statements, the Company determined that recent events and circumstances at its Atlanta operations, including further deterioration of its financial results and recent changes in its management, indicated that an impairment of goodwill may have occurred in the three months ended September 30, 2004. As a result, the Company performed an interim impairment assessment of goodwill associated with its Atlanta operations in accordance with SFAS No. 142. After analyzing the long-term potential of the Atlanta market and the expected future operating results of its dealership franchises in Atlanta, the Company estimated the fair value of the reporting unit as of September 30, 2004. As a result of the required evaluation, the Company determined that the carrying amount of the reporting unit’s goodwill exceeded its implied fair value as of September 30, 2004, and recorded a goodwill impairment charge of $40.3 million.

•	In connection with the required Atlanta goodwill evaluation, the Company determined that impairment of certain long-lived assets of the Atlanta operations may have occurred requiring an impairment assessment of these assets in accordance with SFAS No. 144. As a result of this assessment, the Company recorded a $1.1 million pretax impairment charge during the third quarter of 2004.

•	Finally, as a result of the Company’s annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2004, in accordance with SFAS No. 142, the Company determined that the fair value of indefinite-lived intangible franchise rights related to a Mitsubishi franchise in the California region did not exceed its carrying value and an impairment charge was required. Accordingly, the Company recorded a $3.3 million pretax impairment charge during the fourth quarter of 2004.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:
      Accounts and notes receivable consist of the following:

	December 31,

	2005	2004

	(In thousands)
Amounts due from manufacturers	$46,653	$49,285
Parts and service receivables	18,884	16,483
Finance and insurance receivables	8,065	8,808
Other(1)	10,369	4,286

Total accounts and notes receivable	83,971	78,862
Less allowance for doubtful accounts	2,508	2,175

Accounts and notes receivable, net	$81,463	$76,687

(1)	Included in the 2005 total Other accounts receivable of $10.4 million is a $4.6 million of insurance recovery receivable associated with the damages sustained as a result of Hurricanes Katrina and Rita. See Note 4.
      Inventories consist of the following:

	December 31,

	2005	2004

	(In thousands)
New vehicles	$580,044	$699,238
Used vehicles	101,976	108,506
Rental vehicles	27,490	24,085
Parts, accessories and other	47,328	45,746

Inventories	$756,838	$877,575

      Property and equipment consist of the following:

	Estimated	December 31,
	Useful Lives
	in Years	2005	2004

		(In thousands)
Land	—	$30,539	$28,417
Buildings	30 to 40	37,628	35,297
Leasehold improvements	7 to 15	49,455	49,303
Machinery and equipment	7 to 20	41,896	38,220
Furniture and fixtures	3 to 10	52,972	49,524
Company vehicles	3 to 5	9,336	7,318
Construction in progress		12,480	9,505

Total		234,306	217,584
Less accumulated depreciation and amortization		72,989	57,287

Property and equipment, net		$161,317	$160,297

      Depreciation and amortization expense totaled approximately $18.9 million, $15.8 million, and $12.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INTANGIBLE FRANCHISE RIGHTS AND GOODWILL:
      The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible
	Franchise Rights	Goodwill

	(In thousands)
Balance, December 31, 2003	$76,656	$328,491
Additions through acquisitions	113,817	79,172
Impairments	(3,338)	(40,255)
Realization of tax benefits	—	(735)

Balance, December 31, 2004	187,135	366,673
Additions through acquisitions	12,492	7,552
Disposals	(2,313)	(722)
Impairments	(33,104)	—
Realization of tax benefits	—	(659)

Balance, December 31, 2005	$164,210	$372,844

      The reduction in goodwill related to the realization of certain tax benefits is due to differences between the book and tax bases of the goodwill. All of the goodwill added through acquisition in 2005, and $75.2 million of the goodwill added in 2004, is expected to be deductible for tax purposes.

8.	CREDIT FACILITIES:
      The Company obtains its floorplan and acquisition financing through a $950.0 million revolving credit arrangement (the “Credit Facility”) with a lending group comprised of 13 major financial institutions, plus three manufacturer captive finance companies. The Company also has a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”) and a $300.0 million floorplan financing arrangement with DaimlerChrysler Services North America LLC (the “DaimlerChrysler Facility”), as well as arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable — credit facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Credit Facility. Floorplan notes payable — manufacturer affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the DaimlerChrysler Facility and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the accompanying balance sheets as current liabilities. The outstanding balances under these financing arrangements are as follows:

	December 31,

	2005	2004

	(In thousands)
Floorplan notes payable — credit facility
New vehicles	$334,630	$565,902
Used vehicles	64,880	63,053
Rental vehicles	7,886	3,638

Total	$407,396	$632,593

Floorplan notes payable — manufacturer affiliates
FMCC Facility	$156,640	$195,498
DaimlerChrysler Facility	139,743	—
Other — rental vehicles	19,806	20,169

Total	$316,189	$215,667

Acquisition Line	$—	$84,000

      The Credit Facility currently provides $712.5 million of floorplan financing capacity (the “Floorplan Line”). After considering the above outstanding balances, the Company had $305.1 million of available floorplan capacity under the Floorplan Line as of December 31, 2005. The Company pays a commitment fee of 0.20% per annum on the unused portion of its floorplan capacity. Floorplan borrowings under the Floorplan Line bear interest at the London Interbank Offer Rate (“LIBOR”) plus 100 basis points for new vehicle inventory and LIBOR plus 112.5 basis points for used vehicle inventory. As of December 31, 2005 and 2004, the weighted average interest rate on the Floorplan Line was 5.46% and 3.45%, respectively.
      The Credit Facility also currently provides $237.5 million of acquisition financing capacity (the “Acquisition Line”), which may be used to fund acquisitions, capital expenditures and/or other general corporate purposes. After considering the above outstanding balances, as well as $11.9 million of outstanding letters of credit, there was $225.6 million available under the Acquisition Line as of December 31, 2005. The Company pays a commitment fee on the unused portion of the Acquisition Line. The first $37.5 million of available funds carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.35% to 0.50% per annum, depending on the Company’s leverage ratio. Borrowings under the Acquisition Line bear interest based on LIBOR plus a margin that ranges from 150 to 225 basis points, also depending on the Company’s leverage ratio. As of December 31, 2004, the weighted average interest rate on borrowings under the Acquisition Line was 5.27%. The Company had no Acquisition Line borrowings outstanding at December 31, 2005.
      The Credit Facility contains various financial covenants that, among other things, require the Company to maintain certain financial ratios, including minimum equity, fixed-charge coverage, leverage and current ratios, as well as placing limitations on the Company’s ability to incur other debt obligations, pay cash dividends, and repurchase shares of its common stock. As of December 31, 2005, the Company was in compliance with these covenants and was limited to a total of $96.9 million for dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances. The Company’s obligations under the Credit Facility are collateralized by its entire inventory of new and used vehicles (other than its Ford and DaimlerChrysler new vehicle inventory detailed below), plus substantially all of its other non-real estate related assets. The Credit Facility matures on December 16, 2010.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2006. After considering the above outstanding balance, the Company had $143.4 million of available floorplan capacity under the FMCC Facility as of December 31, 2005. This facility bears interest at a rate of Prime plus 100 basis points minus certain incentives. As of December 31, 2005 and 2004, the interest rate on the FMCC Facility was 8.25% and 4.15%, respectively, before considering the applicable incentives. After considering all incentives received during 2005, the total cost to the Company of borrowings under the FMCC Facility approximates what the cost would be under the floorplan portion of the Credit Facility. The Company is required to maintain a $1.5 million balance in a restricted money market account as additional collateral under the FMCC Facility. This account is reflected in prepaid expenses and other current assets on the accompanying 2005 balance sheet and was reflected in other long-term assets at December 31, 2004.
      During 2005, the Company entered into the DaimlerChrysler Facility for the financing of its entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory, which collateralize the facility. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2006. After considering the above outstanding balance, the Company had $160.3 million of available floorplan capacity under the DaimlerChrysler Facility as of December 31, 2005. This facility bears interest at a rate of LIBOR plus 175 to 225 basis points minus certain incentives. As of December 31, 2005, the interest rate on the DaimlerChrysler Facility was 6.19% before considering the applicable incentives. After considering all incentives received during 2005, the total cost to the Company of borrowings under the DaimlerChrysler Facility also approximates what the cost would be under the floorplan portion of the Credit Facility. The Company will be required to maintain a $1.5 million balance in a restricted money market account as additional collateral, although such collateral had not yet been put in place as of December 31, 2005.
      Taken together, the Credit Facility, FMCC Facility and DaimlerChrysler Facility permit the Company to borrow up to $1.3 billion for inventory purchases and the Credit Facility provides for an additional $237.5 million for acquisitions, capital expenditures and/or other general corporate purposes.
      Excluding rental vehicles financed through the Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts between 2005 and 2007. The weighted average interest rate charged as of December 31, 2005 and 2004, was 5.6% and 4.1%, respectively. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
      As discussed more fully in Note 2, the Company receives interest assistance from certain automobile manufacturers. The assistance has ranged from approximately 80% to 160% of the Company’s floorplan interest expense over the past three years.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LONG-TERM DEBT:
      Long-term debt consists of the following:

	December 31,

	2005	2004

	(In thousands)
8 1/4% Senior Subordinated Notes due 2013	$145,156	$144,704
Various notes payable, maturing in varying amounts through August 2018 with a weighted average interest rate of 10.5% and 10.4%, respectively	13,704	13,097

	158,860	157,801
Less current maturities	786	1,054

	$158,074	$156,747

      During August 2003, the Company issued 8 1/4% Senior Subordinated Notes due 2013 (the “Notes”) with a face amount of $150.0 million. The Notes pay interest semi-annually on February 15 and August 15 each year, beginning February 15, 2004. Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The Notes have the following redemption provisions:

•	The Company may, prior to August 15, 2006, redeem up to $52.5 million of the Notes with the proceeds of certain public offerings of common stock at a redemption price of 108.250% of the principal amount plus accrued interest.

•	The Company may, prior to August 15, 2008, redeem all or a portion of the Notes at a redemption price equal to the principal amount plus a make-whole premium to be determined, plus accrued interest.

•	The Company may, during the twelve-month periods beginning August 15, 2008, 2009, 2010 and 2011, and thereafter, redeem all or a portion of the Notes at redemption prices of 104.125%, 102.750%, 101.375% and 100.000%, respectively, of the principal amount plus accrued interest.
      Group 1 Automotive, Inc. (the parent company) has no independent assets or operations and the Notes are jointly, severally, fully, and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company, other than certain minor subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are wholly-owned subsidiaries of the Company. Additionally, the Notes are subject to various financial and other covenants, including restrictions on paying cash dividends and repurchasing shares of its common stock, which must be maintained by the Company. As of December 31, 2005, the Company was in compliance with these covenants and was limited to a total of $78.2 million for dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances.
      On March 1, 2004, the Company completed the redemption of all its then outstanding 10 7/8% senior subordinated notes at a redemption price of 105.438% of the principal amount of the notes. The Company incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred costs. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, was $79.5 million.
      At the time of the issuance of the Notes, the Company incurred certain costs, which are included as deferred financing costs in long-term other assets on the accompanying balance sheets. Unamortized deferred financing costs at December 31, 2005 and 2004, totaled $0.7 million and $0.8 million, respectively. The Notes are recorded net of unamortized discount of $4.8 million and $5.3 million as of December 31, 2005 and 2004, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total interest expense on the Notes, and the previously outstanding 10 7/8% senior subordinated notes, for the years ended December 31, 2005, 2004 and 2003, was approximately $12.9 million, $14.4 million and $13.5 million, respectively.
      Total interest incurred on various other notes payable, which were included in long-term debt on the accompanying balance sheets, was approximately $1.4 million, $1.4 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company capitalized approximately $1.3 million, $0.6 million, and $1.0 million of interest on construction projects in 2005, 2004 and 2003, respectively.
      The aggregate annual maturities of long-term debt for the next five years are as follows (in thousands):

2006	$786
2007	863
2008	962
2009	962
2010	1,031

10.	STOCK-BASED COMPENSATION PLANS:
      In 1996, Group 1 adopted the 1996 Stock Incentive Plan, as amended, (the “Plan”), which provides for the granting or awarding of stock options, stock appreciation rights and restricted stock to employees and directors. The number of shares authorized and reserved for issuance under the Plan is 5,500,000 shares, of which 1,246,821 are available for future issuance as of December 31, 2005. The terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding options are exercisable over a period not to exceed 10 years and vest over periods ranging from three to eight years.
      The following table summarizes the Company’s outstanding stock options:

		Weighted
		Average
	Number	Exercise Price

Options outstanding, December 31, 2002	3,518,349	$18.00
Grants (exercise prices between $22.93 and $34.85 per share)	176,000	29.78
Exercised	(482,509)	10.60
Forfeited	(374,205)	23.28

Options outstanding, December 31, 2003	2,837,635	19.29
Grants (exercise prices between $28.20 and $29.94 per share)	218,400	29.35
Exercised	(478,258)	14.52
Forfeited	(140,700)	26.52

Options outstanding, December 31, 2004	2,437,077	20.71
Grants (exercise price of $27.83 per share)	17,000	27.83
Exercised	(961,032)	15.66
Forfeited	(178,485)	28.72

Options outstanding, December 31, 2005	1,314,560	$23.43

      At December 31, 2005, 2004 and 2003, 941,435, 1,707,950 and 1,767,339 options, respectively, were exercisable at weighted average exercise prices of $20.77, $17.77 and $15.44, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding as of December 31, 2005:

				Options Exercisable
	Options Outstanding
				Number
	Number	Weighted Average	Weighted	Exercisable	Weighted
Range of	Outstanding	Remaining	Average	at	Average
Exercise Prices	at 12/31/05	Contractual Life	Exercise Price	12/31/05	Exercise Price

$9.38 to $12.29	346,416	3.20	$11.64	346,416	$11.64
$14.81 to $22.93	277,925	3.96	17.68	238,175	17.37
$24.38 to $28.20	287,419	6.33	25.54	157,518	24.65
$28.97 to $34.84	243,100	7.37	30.19	99,266	29.99
$44.96	159,700	6.39	44.96	100,060	44.96

Total	1,314,560	5.20	$23.43	941,435	$20.77

      During 2005, the Company’s directors and certain employees were granted, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Company’s 1996 Stock Incentive Plan, as amended. During the year ended December 31, 2005, 190,902 shares of restricted stock were granted and remain outstanding as of December 31, 2005. These shares are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. During the year ended December 31, 2005, 60,210 phantom stock awards were issued and remain outstanding at December 31, 2005. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods ranging from six months to five years. As all of these awards are fixed, total compensation cost of $8.4 million was measured at each date of grant and recorded as a deferred charge to stockholders’ equity. This deferred stock-based compensation, net of the effect of forfeited awards, will be amortized ratably to income over the vesting periods of the individual awards.
      In September 1997, Group 1 adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.0 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after June 30, 2007. As of December 31, 2005, there were 257,967 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used to acquire shares of common stock at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During 2005, 2004 and 2003, the Company issued 189,550, 153,791 and 173,114 shares, respectively, of common stock to employees participating in the Purchase Plan.

11.	EMPLOYEE SAVINGS PLANS:
      The Company has a deferred compensation plan to provide select employees and members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis. Participants in the plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the plan are unsecured creditors of the Company. The balances due to participants of the deferred compensation plan as of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004, were $17.5 million and $15.4 million, respectively, and are included in other liabilities in the accompanying balance sheets.
      The Company offers a 401(k) plan to all of its employees and provides a matching contribution to those employees that participate. The matching contributions paid by the Company totaled $4.1 million, $3.7 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

12.	EARNINGS PER SHARE:
      Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net income	$54,231	$27,781	$76,126
Weighted average basic shares outstanding	23,866	22,808	22,524
Dilutive effect of stock options, net of assumed repurchase of treasury stock	337	686	822
Dilutive effect of restricted stock, net of assumed repurchase of treasury stock	26	—	—

Weighted average diluted shares outstanding	24,229	23,494	23,346

Earnings per share:
Basic	$2.27	$1.22	$3.38
Diluted	$2.24	$1.18	$3.26
      Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.3 million the year ended December 31, 2005 and 0.4 million for each of the years ended December 31, 2004 and 2003, respectively.

13.	OPERATING LEASES:
      The Company leases various facilities and equipment under long-term operating lease agreements. The facility leases typically have a minimum term of fifteen years with options that extend the term up to an additional fifteen years.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments for operating leases as of December 31, 2005, are as follows (in thousands):

	Related	Third
Year Ended December 31,	Parties	Parties	Total

2006	$16,913	$47,871	$64,784
2007	16,631	47,226	63,857
2008	14,452	43,560	58,012
2009	14,452	38,761	53,213
2010	14,374	34,168	48,542
Thereafter	98,641	162,085	260,726

Total	$175,463	$373,671	$549,134

      Total rent expense under all operating leases was approximately $63.2 million, $57.3 million and $46.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense on related party leases, which is included in the above total rent expense amounts, totaled approximately $16.0 million, $12.4 million and $9.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      During 2005, the Company sold and leased back three facilities, under long-term operating leases to unrelated third parties, for an aggregate sales price of approximately $21.2 million. One of the three leases expires in 2017 and the other two expire in 2020. The future minimum lease payments in aggregate for these three leases total approximately $28.4 million. During 2004, the Company completed construction of two new facilities and subsequently sold and leased these facilities back, under long-term operating leases with unrelated third parties, for an aggregate sales price of approximately $8.1 million. The resulting leases expire in 2019 and the future minimum lease payments total approximately $18.7 million. All these transactions have been accounted for as sale-leasebacks and the future minimum rentals are included in the above table, with the exception of one of the leases entered into during 2004 which was associated with a dealership facility sold in 2005. The Company remains a guarantor on this lease and the future minimum rentals are excluded from the above table. See discussion of lease guarantees in Note 15.
      During 2005 and 2004, the Company also entered into the following related-party real estate transactions with various entities, some of the partners of which are among the management of several of the Company’s dealership operations, on terms comparable to those in recent transactions between the Company and unrelated third parties and that the Company believes represent fair market value:

During 2005:

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

In Stratham, New Hampshire, the Company assigned its right to buy dealership land and facilities associated with its acquisition of a BMW franchise. The assignee purchased the dealership facility and related real estate at appraised value and entered into a 15-year lease with the Company. The lease has three five-year renewal options, exercisable at the Company’s sole discretion. Future minimum lease payments total approximately $4.9 million over the initial lease term.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Rockwall, Texas, the Company assigned its right to buy undeveloped land in connection with the acquisition of Chrysler and Jeep franchises. The assignee purchased the real estate at appraised value and entered into an-intent-to lease agreement with the Company pursuant to which the Company was expected to lease the property and a dealership facility to be constructed by the Company and sold to the landowner upon completion. Subsequent to the assignee’s purchase of the real estate, it was determined that construction of a new facility would not be required. The property is currently under contract and its sale is pending. In the event the current contract for sale does not close, the Company is obligated to purchase the real estate at the assignee’s cost of $1.9 million.

In Amarillo, Texas, the Company sold for $2.2 million and leased back a dealership facility housing Lincoln and Mercury franchises. The lease has a 15-year initial term, three five-year renewal options, exercisable at the Company’s sole discretion, and future minimum lease payments of approximately $2.8 million over the initial lease term.

In Danvers, Massachusetts, the Company executed a 15-year lease, to begin upon the completion of construction by the Company of a new collision center, inventory storage and service facility for existing Audi and Toyota franchises. The lease has three five-year renewal options, exercisable at the Company’s sole discretion. Upon completion, the Company contemplates selling the facility to the landowner and amending the lease accordingly. Prior to completion of construction, the Company is reimbursing the lessor for approximately $0.5 million per year of interest and other related land carrying costs.

In Oklahoma City, Oklahoma, the Company entered into a lease for undeveloped land with an entity in which Robert E. Howard II, a director of the Company, is majority partner, upon which the Company intends to construct a new dealership facility for its Toyota franchise. The lease has a 15-year initial term, three five-year renewal options, exercisable at the Company’s sole discretion, and future minimum lease payments of $3.5 million (based solely on the value of the undeveloped land under lease). Upon completion, the Company contemplates selling the facility to the landowner and amending the lease accordingly.

In Freeport (Long Island), New York, the Company completed construction of a new stand-alone BMW service center. This facility was constructed on land already under lease. The lease has a 15-year term with three five-year renewal options exercisable at the Company’s sole discretion. The lease term commenced upon the execution of the land lease in August 2004. Prior to completion of construction, the Company reimbursed the lessor approximately $1.1 million of interest and other related land carrying costs. Upon completion of construction the facility was sold to, and leased back from, the landowner at the Company’s cost of construction of approximately $5.3 million. This sale was treated as a sale-leaseback for accounting purposes. The Company’s future minimum lease payment obligation under this lease is approximately $12.8 million.

During 2004:

In Woburn, Massachusetts, the Company completed construction of a new Nissan sales and service facility. This facility was constructed on land already under lease. The lease has a 15-year term with three five-year renewal options exercisable at the Company’s sole discretion. The lease term commenced upon the completion of construction in October 2004. Prior to completion of construction, the Company reimbursed the lessor approximately $0.3 million of interest and other related land carrying costs. Upon completion of construction the facility was sold to, and leased back from, the landowner at the Company’s cost of construction of approximately $3.9 million. This sale was treated as a sale-leaseback for accounting purposes. The Company’s future minimum lease payment obligation under this lease is approximately $10.4 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	INCOME TAXES:
      Federal and state income taxes are as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Federal —
Current	$32,143	$22,967	$22,837
Deferred	3,060	(3,850)	11,091
State —
Current	2,123	1,904	2,158
Deferred	812	(850)	860

Provision for income taxes	$38,138	$20,171	$36,946

      Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 2005, 2004 and 2003 to income before income taxes as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Provision at the statutory rate	$37,943	$16,783	$39,575
Increase (decrease) resulting from —
State income tax, net of benefit for federal deduction	2,313	705	2,058
Non-deductible portion of goodwill impairment	—	3,253	—
Resolution of tax contingencies	—	—	(5,423)
Revisions to prior estimates	(2,168)	(766)	204
Changes in valuation allowances	(221)	(166)	—
Other	271	362	532

Provision for income taxes	$38,138	$20,171	$36,946

      During 2005, adjustments were made to deferred tax items for certain assets and liabilities. As a result of these items, and the impact of the items occurring in 2004 discussed below, the effective tax rate for 2005 decreased to 35.2%, as compared to 42.1% for 2004.
      During 2004, certain portions of the goodwill impairment charge recorded in September 2004 related to the Atlanta platform were non-deductible for tax purposes. In addition, certain other adjustments were made to reconcile differences between the tax and book basis of the Company’s assets and liabilities. As a result of these items, the effective tax rate for 2004 increased to 42.1%, as compared to 32.7% for 2003.
      During 2003, the Company resolved certain tax contingencies as various state and federal tax audits were concluded providing certainty and resolution on various formation, financing, acquisition, and structural matters. In addition, various other tax exposures of acquired companies have been favorably resolved. As a result, the Company recorded a reduction in its tax contingency accrual, which reduced the effective tax rate for 2003 to 32.7%.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,

	2005	2004

	(In thousands)
Loss reserves and accruals	$28,412	$25,158
Goodwill and intangible franchise rights	(29,988)	(31,690)
Depreciation expense	(6,761)	(9,870)
State net operating loss (NOL) carryforwards	5,152	4,514
Reinsurance operations	(919)	(1,180)
Interest rate swaps	230	—
Other	(1,444)	(1,027)

Deferred tax liability	(5,318)	(14,095)
Valuation allowance on state NOL’s	(4,764)	(4,347)

Net deferred tax liability	$(10,082)	$(18,442)

      As of December 31, 2005, the Company had state net operating loss carryforwards of $79.0 million that will expire between 2006 and 2026; however, as the Company expects that net income will not be sufficient to realize these net operating losses in certain state jurisdictions, a valuation allowance has been established.
      The net deferred tax assets (liabilities) are comprised of the following:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets —
Current	$21,097	$16,679
Long-term	18,633	11,464
Deferred tax liabilities —
Current	(2,317)	(1,924)
Long-term	(47,495)	(44,661)

Net deferred tax liability	$(10,082)	$(18,442)

      The Company believes it is more likely than not, that the net deferred tax assets will be realized, based primarily on the assumption of future taxable income.

15.	COMMITMENTS AND CONTINGENCIES:

Legal Proceedings
      From time to time, the Company’s dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.
      The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state court actions. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June 2005, the Company’s Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlements are contingent upon and subject to court approval. The settlement of the state court actions was preliminarily approved by the state court in December 2005. As a result of that settlement, the state court certified a settlement class of certain Texas automobile purchasers. Dealers participating in the settlement, including a number of the Company’s Texas dealership subsidiaries, are expected to issue certificates for discounts off future vehicle purchases, refund cash in some circumstances, pay attorneys’ fees, and make certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. In addition, participating dealers have funded and will fund certain costs of the settlement, including costs associated with notice of the settlement to the class members. The federal action settlement does not involve the certification of any additional classes. The estimated expense of the proposed settlements of $1.5 million has been included in accrued expenses in the accompanying consolidated financial statements. If the settlements are not approved, the Company will continue to vigorously assert available defenses in connection with these lawsuits. While the Company does not believe this litigation will have a material adverse effect on its financial position, results of operations or cash flows, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.
      On August 29, 2005, the Company’s Dodge dealership in Metairie, Louisiana, suffered severe damage due to Hurricane Katrina and subsequent flooding. The dealership facility was leased. Pursuant to its terms, the Company terminated the lease based on damages suffered at the facility. The lessor has disputed the termination as wrongful and has instituted arbitration proceedings against the Company. The lessor has demanded damages for alleged wrongful termination and other items related to alleged breaches of the lease agreement. The Company has answered the arbitration demand and has denied liability. The Company intends to vigorously assert available defenses in connection with the arbitration. The Company is unable to estimate the total potential exposure at this time; however, an adverse resolution of this matter in arbitration, or any potential settlement of this matter, could result in the payment of significant costs and/or damages.
      In addition to the foregoing cases, there are currently no legal proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position or results of operations.

Insurance
      Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. The Company’s insurance coverage includes umbrella policies, as well as insurance on its real property, comprehensive coverage for its vehicle inventory, general liability insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with its vehicle sales and financing activities. Additionally, the Company retains some risk of loss under its self-insured medical and property/casualty plans. See further discussion under Note 2. As of December 31, 2005, the Company has three letters of credit

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding totaling $11.8 million, supporting its obligations with respect to its property/ casualty insurance program.

Split-Dollar Life Insurance
      On January 23, 2002, the Company, with the approval of the Compensation Committee of the Board of Directors, entered into an agreement with a trust established by B.B. Hollingsworth, Jr., the Company’s former Chairman, President and Chief Executive Officer, and his wife (the “Split-Dollar Agreement”). Under the Split-Dollar Agreement, the Company committed to make advances of a portion of the insurance premiums on a life insurance policy purchased by the trust on the joint lives of Mr. and Mrs. Hollingsworth. Under the terms of the Split-Dollar Agreement, the Company committed to pay the portion of the premium on the policies not related to term insurance each year for a minimum of seven years. The obligations of the Company under the Split-Dollar Agreement to pay premiums on the split-dollar insurance are not conditional, contingent or terminable under the express terms of the contract. Premiums to be paid by the Company are approximately $300,000 per year. The face amount of the policy is $7.8 million. The Company is entitled to reimbursement of the amounts paid, without interest, upon the first to occur of (a) the death of the survivor of Mr. and Mrs. Hollingsworth or (b) the termination of the Split-Dollar Agreement. In no event will the Company’s reimbursement exceed the accumulated cash value of the insurance policy, which will be less than the premiums paid in the early years. The Split-Dollar Agreement terminates on January 23, 2017. The insurance policy has been assigned to the Company as security for repayment of the amounts which the Company contributes toward payments due on such policy.
      The Company has recorded the cash surrender value of the policy as a long-term other asset in the accompanying balance sheets.

Vehicle Service Contract Obligations
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

Other Matters
      The Company, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by the Company’s subsidiaries of their respective dealership premises. Pursuant to these leases, the Company’s subsidiaries generally agree to indemnify the lessor and other parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements in connection with the sale of assets or businesses in which it agrees to indemnify the purchaser, or other parties, from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.
      From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $22.1 million at December 31, 2005. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarter

Year Ended December 31,	First	Second	Third	Fourth	Full Year

	(In thousands, except per share data)
2005
Total revenues	$1,396,727	$1,577,333	$1,570,169	$1,425,361	$5,969,590
Gross profit	224,490	240,089	243,118	224,709	932,406
Income before cumulative effect of a change in accounting principle	14,400	18,089	21,626	16,154	70,269
Net income (loss)	(1,638)	18,089	21,626	16,154	54,231
Earnings (loss) per share:
Basic:
Income before cumulative effect of a change in accounting principle	0.61	0.76	0.89	0.67	2.94
Net income (loss)	(0.07)	0.76	0.89	0.67	2.27
Diluted:
Income before cumulative effect of a change in accounting principle	0.60	0.75	0.88	0.66	2.90
Net income (loss)	(0.07)	0.75	0.88	0.66	2.24

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter

Year Ended December 31,	First	Second	Third	Fourth	Full Year

	(In thousands, except per share data)
2004
Total revenues	$1,147,027	$1,314,901	$1,532,407	$1,440,698	$5,435,033
Gross profit	183,428	198,510	229,884	219,944	831,766
Net income (loss)	10,487	15,714	(9,615)	11,195	27,781
Basic earnings (loss) per share	0.47	0.70	(0.42)	0.48	1.22
Diluted earnings (loss) per share	0.45	0.67	(0.42)	0.47	1.18
      During the first quarter of 2005, the Company incurred a $16.0 million loss, net of $10.2 million of deferred taxes, from the impairment of certain intangible franchise rights upon adoption of EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” This loss was recorded as a change in accounting principle. See Note 2.
      During the third quarter of 2005, the Company sustained a loss of approximately $4.1 million, net of expected insurance recoveries, due to the effects of Hurricanes Katrina and Rita. This loss was subsequently reduced during the fourth quarter of 2005 to $2.1 million as a result of the recognition in income of business interruption insurance proceeds. See Note 4.
      Also during the third quarter of 2005, the Company incurred charges totaling $5.0 million due to the impairment of certain intangible franchise rights. See Note 5.
      During the fourth quarter of 2005, the Company incurred charges totaling $2.6 million due to the impairment of certain intangible franchise rights. See Note 5.
      During the first quarter of 2004, the Company incurred a $6.4 million loss on the redemption of its outstanding 10 7/8% senior subordinated notes. See Note 9.
      During the third quarter of 2004, the Company incurred goodwill and long-lived asset impairment charges totaling $41.4 million. See Note 5.
      During the fourth quarter of 2004, the Company incurred an intangible franchise right impairment charge of $3.3 million. See Note 5.

17.	SUBSEQUENT EVENTS (UNAUDITED):

Dividend
      On February 22, 2006, the Company’s Board of Directors declared a dividend of $0.13 per common share for the fourth quarter of 2005. The Company expects these dividend payments on its outstanding common stock and common stock equivalents to total approximately $3.1 million in the first quarter of 2006.

INDEX TO EXHIBITS

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
3.2		—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
3.3		—	Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
4.1		—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
4.2		—	Subordinated Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 Registration No. 333-109080).
4.3		—	First Supplemental Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4 Registration No. 333-109080).
4.4		—	Form of Subordinated Debt Securities (included in Exhibit 4.3).
10	.1*	—	Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10	.2*	—	First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002 (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.3*	—	Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10	.4*	—	Employment Agreement between the Company and Earl J. Hesterberg, Jr. dated April 9, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 9, 2005).
10	.5*	—	Compensation Arrangement between the Company and John C. Rickel (Incorporated by reference to the section titled “Executive Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K dated December 19, 2005 and to the section titled “EPS Goals” in Item 1.01 of the Company’s Current Report on Form 8-K/A dated December 19, 2005).
10	.6*	—	Separation Agreement and General Release by and between the Company and B.B. Hollingsworth, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10	.7*	—	Severance Agreement by and between the Company and Robert T. Ray dated December 5, 2005.
10	.8*	—	Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “Executive Officer Compensation — Adoption of Bonus Plan” in Item 1.01 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.9*	—	Group 1 Automotive, Inc. Director Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 17, 2004, and to the section titled “Director Compensation — Change in Director Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.10*	—	Executive Compensation Arrangement of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “Executive Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K dated December 19, 2005 and to the section titled “EPS Goals” in Item 1.01 of the Company’s Current Report on Form 8-K/A dated December 19, 2005).

Exhibit
Number			Description

10	.11*	—	Split Dollar Life Insurance Agreement, dated as of January 23, 2002, between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10	.12*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-83260).
10	.13*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-115962).
10	.14*	—	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.15*	—	First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.16*	—	Second Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10	.17*	—	Third Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-75784).
10	.18*	—	Fourth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-115961).
10	.19*	—	Fifth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.20*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.21*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.22*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.23*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K Company’s Current Report on Form 8-K dated March 9, 2005).
10	.24*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.25*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated March 9, 2005).
10	.26*	—	Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.27*	—	First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.28*	—	Second Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-75754).
10	.29*	—	Third Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.30*	—	Fourth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).

Exhibit
Number			Description

10	.31*	—	Fifth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.32*	—	Sixth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.33		—	Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.34		—	Sixth Amended and Restated Revolving Credit Agreement, dated as of December 16, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 19, 2005).
10.35		—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.36		—	Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.37		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.38		—	Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc. dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.39		—	Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.40		—	Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.41		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.42		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.43		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.44		—	Form of Nissan Division Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.45		—	Form of Infiniti Division Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.46		—	Lease Agreement between Howard Pontiac GMC, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.47		—	Lease Agreement between Bob Howard Motors, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).

Exhibit
Number		Description

10.48	—	Lease Agreement between Bob Howard Chevrolet, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.49	—	Lease Agreement between Bob Howard Automotive-East, Inc. and REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.50	—	Lease Agreement between Howard-H, Inc. and REHCO, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.51	—	Lease Agreement between Howard Pontiac-GMC, Inc. and North Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.52	—	Lease Agreement between Howard-Ford, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.53	—	Amendment and Assignment of Lease between Howard Ford, Inc., Howard-FLM, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.54	—	Lease Agreement between Bob Howard Motors, Inc. and REHCO, L.L.C., dated June 1, 2005.
11.1	—	Statement re: computation of earnings per share is included under Note 2 to the financial statements.
14.1	—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc., dated December 20, 2005.
16.1	—	Letter from Crowe Chizek and Company LLC to the Securities and Exchange Commission, dated April 28, 2005, regarding change in certifying accountants (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated January 19, 2005).
21.1	—	Group 1 Automotive, Inc. Subsidiary List.
23.1	—	Consent of Ernst & Young LLP.
31.1	—	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement