Form 10-Q
period 2006-03-31
GROUP 1 AUTOMOTIVE INC
filed 2006-05-08
CIK 1031203

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2006, the Company had 24,839,110 shares of common stock, par value $.01, outstanding.

Part I. Financial Information
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,232	$37,695
Contracts-in-transit and vehicle receivables, net	157,584	187,769
Accounts and notes receivable, net	74,803	81,463
Inventories	845,367	756,838
Deferred income taxes	18,053	18,780
Prepaid expenses and other current assets	21,614	23,283

Total current assets	1,152,653	1,105,828

PROPERTY AND EQUIPMENT, net	170,136	161,317
GOODWILL	386,452	372,844
INTANGIBLE FRANCHISE RIGHTS	176,892	164,210
OTHER ASSETS	34,094	29,419

Total assets	$1,920,227	$1,833,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$454,187	$407,396
Floorplan notes payable — manufacturer affiliates	334,692	316,189
Current maturities of long-term debt	788	786
Accounts payable	116,964	124,857
Accrued expenses	105,678	119,404

Total current liabilities	1,012,309	968,632

LONG-TERM DEBT, net of current maturities	158,000	158,074
DEFERRED INCOME TAXES	31,888	28,862
OTHER LIABILITIES	25,517	25,356

Total liabilities before deferred revenues	1,227,714	1,180,924

DEFERRED REVENUES	24,433	25,901
STOCKHOLDERS’ EQUITY:
Preferred stock, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 24,793 and 24,588 issued, respectively	248	246
Additional paid-in capital	274,082	276,904
Retained earnings	392,282	373,162
Accumulated other comprehensive income (loss)	1,468	(706)
Deferred stock-based compensation	—	(5,413)
Treasury stock, at cost; 0 and 572 shares, respectively	—	(17,400)

Total stockholders’ equity	668,080	626,793

Total liabilities and stockholders’ equity	$1,920,227	$1,833,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
REVENUES:
New vehicle retail sales	$860,128	$833,945
Used vehicle retail sales	265,920	261,545
Used vehicle wholesale sales	80,693	96,194
Parts and service sales	162,867	159,460
Finance, insurance and other, net	47,958	45,583

Total revenues	1,417,566	1,396,727

COST OF SALES:
New vehicle retail sales	795,614	774,833
Used vehicle retail sales	230,880	228,169
Used vehicle wholesale sales	79,714	96,076
Parts and service sales	74,533	73,159

Total cost of sales	1,180,741	1,172,237

GROSS PROFIT	236,825	224,490

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	180,477	182,290
DEPRECIATION AND AMORTIZATION EXPENSE	4,563	5,623

INCOME FROM OPERATIONS	51,785	36,577

OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(11,846)	(8,665)
Other interest expense, net	(3,989)	(5,124)
Other income and (expense), net	26	(3)

INCOME BEFORE INCOME TAXES	35,976	22,785
PROVISION FOR INCOME TAXES	13,665	8,385

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	22,311	14,400
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX BENEFIT OF $10,231	—	(16,038)

NET INCOME (LOSS)	$22,311	$(1,638)

EARNINGS (LOSS) PER SHARE:
BASIC:
Income before cumulative effect of a change in accounting principle	$0.93	$0.61
Cumulative effect of a change in accounting principle	—	(0.68)

Net income (loss)	$0.93	$(0.07)

DILUTED:
Income before cumulative effect of a change in accounting principle	$0.91	$0.60
Cumulative effect of a change in accounting principle	—	(0.67)

Net income (loss)	$0.91	$(0.07)

DIVIDENDS PER SHARE:	$0.13	$—

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,040	23,453
Diluted	24,453	23,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,311	$(1,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	16,038
Depreciation and amortization	4,563	5,623
Other	5,215	3,079
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	30,185	7,630
Accounts and notes receivable	7,363	(556)
Inventories	(82,806)	(28,497)
Prepaid expenses and other assets	2,103	6,096
Floorplan notes payable — manufacturer affiliates	18,503	15,147
Accounts payable and accrued expenses	(20,777)	5,793
Deferred revenues	(1,467)	(2,051)

Net cash provided by (used in) operating activities	(14,807)	26,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,318)	(12,145)
Cash paid in acquisitions, net of cash received	(40,642)	(17,088)
Proceeds from sales of franchises, property and equipment	10,643	6,263
Other	(2,072)	87

Net cash used in investing activities	(47,389)	(22,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	887,501	863,808
Repayments on credit facility — Floorplan Line	(840,709)	(873,887)
Borrowings on credit facility — Acquisition Line	15,000	20,000
Repayments on credit facility — Acquisition Line	(15,000)	(28,000)
Principal payments of long-term debt	(191)	(315)
Proceeds from issuance of common stock to benefit plans	14,406	4,306
Excess tax benefits from stock-based compensation	2,628	—
Repurchases of common stock, amounts based on settlement date	(711)	—
Dividends paid	(3,191)	—

Net cash provided by (used in) financing activities	59,733	(14,088)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,463)	(10,307)
CASH AND CASH EQUIVALENTS, beginning of period	37,695	37,750

CASH AND CASH EQUIVALENTS, end of period	$35,232	$27,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$17,748	$16,833
Income taxes, net of refunds received	$8,365	$594
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated Other
						Comprehensive Income (Loss)
						Unrealized	Unrealized
			Additional		Deferred	Gains (Losses)	Losses on
	Common Stock		Paid-in	Retained	Stock-Based	on Interest	Marketable	Treasury
	Shares	Amount	Capital	Earnings	Compensation	Rate Swaps	Securities	Stock	Total
BALANCE, December 31, 2005	24,588	$246	$276,904	$373,162	$(5,413)	$(384)	$(322)	$(17,400)	$626,793

Comprehensive income:
Net income	—	—	—	22,311	—	—	—	—	22,311
Interest rate swap adjustment, net of taxes of $1,312	—	—	—	—	—	2,186	—	—	2,186
Loss on investments, net of taxes of $7	—	—	—	—	—	—	(12)	—	(12)

Total comprehensive income									24,485
Reclassification resulting from adoption of FAS 123(R) on January 1, 2006	—	—	(5,413)	—	5,413	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(1,092)	(1,092)
Issuance of common shares to employee benefit plans	147	1	(4,087)	—	—	—	—	18,492	14,406
Issuance of restricted stock	76	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(18)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,318	—	—	—	—	—	1,318
Tax benefit from options exercised	—	—	5,361	—	—	—	—	—	5,361
Cash Dividends	—	—	—	(3,191)	—	—	—	—	(3,191)

BALANCE, March 31, 2006	24,793	$248	$274,082	$392,282	$—	$1,802	$(334)	$—	$668,080

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
     Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Intangible Franchise Rights
     The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill in the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred.
     At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), the SEC staff issued Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” which states that for business combinations after September 29, 2004, the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct value method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under SFAS No. 141, “Business Combinations.” Additionally, registrants who applied a residual method to the valuation of intangible assets for purposes of impairment testing under SFAS No. 142, were required to perform an impairment test using a direct value method by no later than the beginning of their first fiscal year beginning after December 15, 2004.
     In performing this transitional impairment test as of January 1, 2005, the Company tested the carrying value of each individual franchise right that had been recorded for impairment by using a discounted cash flow model. Included in this “direct” analysis were assumptions, at a dealership level, regarding which cash flow streams were directly attributable to each dealership’s franchise rights, revenue growth rates, future gross margins and future selling, general and administrative expenses. Using an estimated weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, the Company calculated the fair value of each dealership’s franchise rights after considering estimated

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     Stock Based Compensation
     Prior to January 1, 2006, we accounted for our stock option plans and our employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the employee stock purchase plan. However, stock-based compensation expense was recognized in periods prior to January 1, 2006, (and continues to be recognized) for restricted stock award issuances. Stock-based compensation expense using the fair value method under SFAS No. 123 was included as a pro forma disclosure in the financial statement footnotes and such disclosure continues to be provided for periods prior to 2006.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), and c) the fair value of the shares sold to employees subsequent to December 31, 2005, pursuant to the employee stock purchase plan. As permitted under the transition rules for SFAS 123(R), results for prior periods have not been restated. See Note 3.
     Statements of Cash Flows
     Floorplan borrowings
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
     Restatement for prior period classification errors
     Subsequent to the issuance of the Company’s March 31, 2005, consolidated financial statements, the Company’s management determined that certain information in the Consolidated Statements of Cash Flows for the three months ended March 31, 2005, should be restated to comply with the guidance set forth in the rules and regulations of the Securities and Exchange Commission and SFAS No. 95, “Statement of Cash Flows,” and as set forth above under Floorplan Borrowings. A summary of the restatement is as follows:
•	Cash flows relating to floorplan notes payable — Cash flows relating to floorplan notes payable to a party other than the manufacturer of a particular new vehicle, including the cash flows from or to manufacturer affiliated lenders participating in our syndicated credit facility, and all floorplan notes payable relating to used vehicles, have been reclassified from operating activities to financing activities.

•	Cash flows relating to acquisitions and dispositions — Upon acquiring dealership operations, cash flows related to the payment of the seller’s floorplan payable obligations have been revised to be reflected as cash paid in acquisitions, net of cash received within cash flows from investing activities with a corresponding borrowing under either the Company’s revolving credit facility or other facilities within cash flows from financing activities.

Likewise, when disposing of dealership operations, the Company will reflect the purchaser’s payment of the Company’s floorplan payable obligation as additional proceeds from sales of dealership franchises within cash flows from investing activities with a corresponding repayment under either its revolving credit facility or other facilities within cash flows from financing activities.

Previously, the Company treated all such activity as either a non-cash acquisition or disposition of inventory and related floorplan payable.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the effects of the restatement is as follows:
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2005
	Reported	Restated
	(in thousands)
Cash Flows From Operating Activities
Floorplan notes payable	$7,748	$—
Floorplan notes payable — manufacturer affiliates	—	15,147
Net cash provided by operating activities	19,265	26,664

Cash Flows From Investing Activities:
Cash paid in acquisitions, net of cash received	(7,476)	(17,088)
Net cash used in investing activities	(13,271)	(22,883)

Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facility	(20,292)	—
Borrowings on credit facility — Floorplan Line	—	863,808
Repayments on credit facility — Floorplan Line	—	(873,887)
Borrowings on credit facility — Acquisition Line	—	20,000
Repayments on credit facility — Acquisition Line	—	(28,000)
Net cash provided by (used in) financing activities	(16,301)	(14,088)
     Effect of SFAS No. 123(R) Adoption
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.6 million excess tax benefit classified as a financing cash inflow for the period ended March 31, 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).
     Income Taxes
     The Company operates in 12 different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each state.
     The effective income tax rate of 38.0% and 36.8% of pretax income for the three months ended March 31, 2006 and 2005, respectively, differed from the federal statutory rate of 35% due primarily to the adoption of SFAS No. 123(R) and the impact of a change in mix of the Company’s pre-tax income from taxable state jurisdictions.
     The Company’s option grants include options that qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options may cause variability in the Company’s effective tax rate in future periods. In the period the compensation cost related to incentive stock options is recorded in accordance with SFAS No. 123(R), a corresponding tax benefit is not recorded, as based on the design of these incentive stock options, the Company is not expected to receive a tax deduction related to such incentive stock options when exercised. However, if upon exercise such incentive stock options fail to continue to meet the qualifications for treatment as incentive stock options, the Company may be eligible for certain tax deductions in subsequent periods. In such cases, the Company would record a tax benefit for the lower of the actual income tax deduction or the amount of the corresponding cumulative stock compensation cost recorded in the financial statements for the particular options multiplied by the statutory tax rate.
     Recent Accounting Pronouncements
     In October 2005, the FASB staff issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which, starting prospectively in the first reporting period beginning after December 15, 2005, requires companies to expense, versus capitalizing into the carrying costs, rental costs associated with ground or building operating leases that are incurred during a construction period. The Company adopted the provisions of FAS 13-1 effective January 1, 2006. During the three months ended March 31, 2006, the Company expensed rental cost incurred during construction of approximately $0.4 million, versus approximately $0.4 million in rental costs capitalized during the three months ended March 31, 2005. The

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company is not required to restate prior year’s financial statements as a result of adopting this provision.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle, and therefore does not apply to the Company’s adoption of SFAS No. 123(R) or FAS 13-1. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company did not implement any voluntary changes in its accounting principles during the three months ended March 31, 2006. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its future results of operations or financial position.
     Reclassifications
     Certain reclassifications have been made to the prior period to conform to the current period presentation.
3. STOCK BASED COMPENSATION
     The Company provides compensation benefits to employees and non-employee directors pursuant to its 1996 Stock Option Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.
     1996 Stock Option Plan
     The Company’s 1996 Stock Option Plan, as amended, reserved 5.5 million shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options which are non-qualified), stock appreciation rights and restricted stock awards to directors, officers and other employees of the Company and its subsidiaries at the market price at the date of grant. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding awards are exercisable over a period not to exceed ten years and vest over periods ranging from three to eight years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under APB 25 and SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of March 31, 2006, there were 1,230,295 shares available under the 1996 Stock Option Plan for future grants of options, stock appreciation rights and restricted stock awards.
     Stock Option Awards
     The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly sensitive in the determination of stock-based compensation expense. The weighted average assumptions for the periods indicated are noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock option awards were granted during the three-month period ended March 31, 2006.

Three Months
Ended
March 31, 2005
Risk-free interest rate	5.9%
Expected life of options	6.0 yrs
Expected volatility	42.0%
Expected dividend yield	—
Fair Value	$13.84

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following summary presents information regarding outstanding options as of March 31, 2006, and the changes during the three months then ended:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares Under	Exercise Price	Contractual	Intrinsic
	Option	Per Share	Term	Value
				(in thousands)
Outstanding December 31, 2005	1,314,560	$23.43
Granted	—	—
Exercised	(700,322)	18.92
Canceled	(15,144)	27.60

Outstanding March 31, 2006	599,094	$28.60	6.4 years	$11,356

Vested or expected to vest at March 31, 2006	535,438	$28.44		$10,232

Exercisable at March 31, 2006	244,523	$25.93	5.1 years	$5,287

     The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $15.4 million and $3.2 million, respectively.
     Restricted Stock Awards
     Beginning in March 2005, the Company began granting directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Company’s 1996 Stock Incentive Plan, as amended. Restricted stock awards are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company.
     A summary of these awards as of March 31, 2006, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value
Nonvested at December 31, 2005	234,900	$27.83
Granted	49,270	36.98
Vested	(29,000)	27.83
Forfeited	(17,600)	28.41

Nonvested at March 31, 2006	237,570	29.69

     The total fair value of shares vested during the three months ended March 31, 2006, was $1.2 million. No shares vested during the three months ended March 31, 2005.
     Employee Stock Purchase Plan
     In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.0 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after June 30, 2007. As of March 31, 2006, there were 215,410 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During the three months ended March 31, 2006 and 2005, the Company issued 42,557 and 46,995 shares, respectively, of common stock to employees participating in the Purchase Plan.
     The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $6.45 and $7.73 during the three months ended March 31, 2006 and 2005, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     option and (c) the value of the embedded put option.
     All Stock-Based Payment Arrangements
     Total stock-based compensation cost was $1.3 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.2 million and $60.0 thousand for the three months ended March 31, 2006 and 2005, respectively.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized $0.6 million of additional stock-based compensation expense related to stock options and $0.3 million related to the employee stock purchase plan. The Company’s income before income taxes and net income for the period ended March 31, 2006, were therefore $0.9 million and $0.8 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the period ended March 31, 2006, would have been $0.96 and $0.95, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.93 and $0.91, respectively.
     As of March 31, 2006, there was $9.0 million of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.
     Cash received from option exercises and Purchase Plan purchases was $14.4 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises and Purchase Plan purchases totaled $5.4 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.
     The Company generally issues new shares when options are exercised, restricted stock vests or ESPP shares are issued or, at times, will use treasury shares if available. There were no modifications to the Company’s stock-based compensation plans during the three-month period ended March 31, 2006.
     Pro Forma Net Loss
     The following table provides pro forma net loss and net loss per share had the Company applied the fair value method of SFAS No. 123 for the three month period ended March 31, 2005. The pro forma effects for the period presented are not necessarily indicative of the pro forma effects in future years (amounts in thousands except per share amounts):

Net loss, as reported	$(1,638)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	95
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(643)

Pro forma net loss	$(2,186)

Loss per share:
Basic — as reported	$(0.07)
Basic — pro forma	$(0.09)

Diluted — as reported	$(0.07)
Diluted — pro forma	$(0.09)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. EARNINGS (LOSS) PER SHARE:
     Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Income before cumulative effect of a change in accounting principle	$22,311	$14,400
Cumulative effect of a change in accounting principle, net of tax benefit	—	(16,038)

Net income (loss)	$22,311	$(1,638)

Weighted average basic shares outstanding	24,040	23,453
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	413	433

Weighted average diluted shares outstanding	24,453	23,886

Earnings (loss) per share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.93	$0.61
Cumulative effect of a change in accounting principle	—	(0.68)

Net income (loss)	$0.93	$(0.07)

Diluted:
Income before cumulative effect of a change in accounting principle	$0.91	$0.60
Cumulative effect of a change in accounting principle	—	(0.67)
Net income (loss)	$0.91	$(0.07)

     The adoption of SFAS 123(R) results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the employee stock purchase plan. This is due to a modification required by SFAS 123(R) of the treasury stock method calculation utilized to compute the dilutive effect of stock options. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock based awards was 0.3 million for 2006 and 0.1 million for 2005.
5. COMMITMENTS AND CONTINGENCIES:
     Legal Proceedings
     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.
     The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state court actions. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June 2005, the Company’s Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlements are contingent upon and subject to court approval. The settlement of the state court actions was preliminarily approved by the state court in December 2005. As a result of that settlement, the state court certified a settlement class of certain Texas automobile purchasers. Dealers participating in the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement, including a number of the Company’s Texas dealership subsidiaries, are expected to issue certificates for discounts off future vehicle purchases, refund cash in some circumstances, pay attorneys’ fees, and make certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. In addition, participating dealers have funded and will fund certain costs of the settlement, including costs associated with notice of the settlement to the class members. The federal action settlement does not involve the certification of any additional classes. The estimated expense of the proposed settlements of $1.3 million has been included in accrued expenses in the accompanying consolidated financial statements. If the settlements are not approved, the Company will continue to vigorously assert available defenses in connection with these lawsuits. While the Company does not believe this litigation will have a material adverse effect on its financial position, results of operations or cash flows, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.
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
     Other Matters
     The Company, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by the Company’s subsidiaries of their respective dealership premises. Pursuant to these leases, the Company’s subsidiaries generally agree to indemnify the lessor and other parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements in connection with the sale of assets or businesses in which it agrees to indemnify the purchaser, or other parties, from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.
     From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $26.8 million at March 31, 2006. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

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
Overview
     We are a leading operator in the $1.0 trillion automotive retailing industry. We own and operate 140 franchises at 95 dealership locations and 30 collision centers as of March 31, 2006. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in California, Colorado, Florida, Georgia, Louisiana, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas.
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
     For the three months ended March 31, 2006, we reported net income of $22.3 million and diluted earnings per share of $0.91, compared to a net loss of $1.6 million and a diluted loss per share of $0.07 during the first three months of 2005. For some of our dealerships, our adoption of EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” in the first quarter of last year resulted in intangible franchise rights having carrying values that were in excess of their fair values. This required us to write-off the excess value of $16.0 million, net of deferred taxes of $10.2 million, or $0.67 per diluted share, as a cumulative effect of a change in accounting principle.

Key Performance Indicators
     The following table highlights certain of the key performance indicators we use to manage our business:
     Consolidated Statistical Data

	For the Three
	Months Ended March 31,
	2006	2005
Unit Sales
Retail Sales
New Vehicle	28,969	28,833
Used Vehicle	16,263	17,242

Total Retail Sales	45,232	46,075
Wholesale Sales	10,655	12,448

Total Vehicle Sales	55,887	58,523

Gross Margin
New Vehicle Retail	7.5%	7.1%
Used Vehicle	10.4%	9.4%
Parts and Service	54.2%	54.1%
Total Gross Margin	16.7%	16.1%
SG&A(1) as a % of Gross Profit	76.2%	81.2%
Operating Margin	3.7%	2.6%
Pretax Margin	2.5%	1.6%
Finance and Insurance Revenues per Retail Unit Sold	$1,060	$989

(1)	Selling, general and administrative expenses.
     Our overall retail unit sales have decreased as same store retail unit sales of new and used vehicles have decreased 0.7% and 4.6%, respectively, partially offset by the positive impact of recent acquisitions. With respect to same store new vehicle unit sales, we experienced a 4.5% increase in luxury brand sales and a 2.7% increase in import sales. These increases were, however, offset by a 7.2% decrease in domestic unit sales. We believe these results are consistent with the overall markets in which we operate and, specifically, reflect strong performance from our Houston and New Orleans market areas and weaker performance in our Oklahoma and Atlanta markets.
     Offsetting the decline in same store unit sales were across the board increases in new and used vehicle gross margin and gross profit per unit sold. Our new vehicle gross margin increased from 7.1% for the three months ended March 31, 2005, to 7.5% for 2006, resulting in our consolidated gross profit per new vehicle unit sold rising from $2,050 per unit in 2005, to $2,227 per unit in 2006. With respect to used vehicles, we experienced an 11.3% increase in gross profit per retail unit and realized a gross profit of $92 per wholesale unit, both contributing to a 100 basis point improvement in total used vehicle gross margin, to 10.4% for the three months ended March 31, 2006.
     Our consolidated parts and service gross margin increased slightly between the first quarter of 2005 and 2006, as the component (parts, service and collision) margins and mix stayed relatively consistent between the periods on a 2.1% increase in revenues.
     Our consolidated finance and insurance revenues increased from $989 per retail unit sold in the first quarter of 2005 to $1,060 in 2006, primarily due to a decrease in chargeback expense related to finance contracts, an increase in retroactive incentive monies earned on vehicle service contracts and an overall increase in the income from sales of guaranteed asset protection and other maintenance contracts sold.
     During 2006, our consolidated selling, general and administrative expenses (SG&A), as a percentage of gross profit, decreased from 81.2% during the first three months of 2005, to 76.2% in 2006. This decrease resulted from the combination of the increases in gross profit noted above as well as cost reductions implemented in late 2005 and early 2006.

     The combination of the above factors, partially offset by an increase in our floorplan interest expense, contributed to a net increase in our operating margin to 3.7%, from 2.6% in the first quarter of 2005, and in our pretax margin to 2.5%, from 1.6%. Our floorplan interest expense increased primarily as a result of rising interest rates.
     We address these items, and other variances between the periods presented, in the results of operations section below.
Critical Accounting Policies and Accounting Estimates
     Our condensed consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. We disclosed our critical accounting policies and estimates in our 2005 Annual Report on Form 10-K. With the exception of the discussion below regarding stock based compensation, no significant changes have occurred since that time.
     Stock Based Compensation
     We provide compensation benefits to employees and non-employee directors pursuant to our 1996 Stock Option Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended. Historically, we utilized stock options to provide long-term incentive to these individuals. However, beginning in March 2005, we began utilizing restricted stock awards or, at the recipient’s election, phantom stock awards, in lieu of stock options. Any future grants of either stock options or restricted stock awards are subject to the discretion of our board of directors.
     Prior to January 1, 2006, we accounted for our stock option plans and our employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the employee stock purchase plan. However, stock-based compensation expense was recognized in periods prior to January 1, 2006 (and continues to be recognized) for restricted stock award issuances. Stock-based compensation expense using the fair value method under SFAS No. 123 was included as a pro forma disclosure in the financial statement footnotes and such disclosure continues to be provided for periods prior to 2006.
     Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), and c) the fair value of the shares sold to employees subsequent to December 31, 2005 pursuant to the employee stock purchase plan. As permitted under the transition rules for SFAS 123(R), results for prior periods have not been restated. See Note 3.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, we recognized $0.6 million of additional stock-based compensation expense related to stock options and $0.3 million related to the employee stock purchase plan. Our income before income taxes and net income for the period ended March 31, 2006, were therefore $0.9 million and $0.8 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the period ended March 31, 2006, would have been $0.96 and $0.95, respectively, if we had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.93 and $0.91, respectively.
Results of Operations
     The following tables present comparative financial and non-financial data for the three months ended March 31, 2006 and 2005, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last month it was owned. Same Store results also include the activities of the corporate office, but exclude the results of our two New Orleans dealerships that remain closed as a result of Hurricane Katrina in August of 2005.
     The following table summarizes our combined Same Store results for the three months ended March 31, 2006, as compared to 2005.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2006	% Change	2005
Revenues
New vehicle retail	$828,251	1.6%	$814,904
Used vehicle retail	258,550	1.9%	253,631
Used vehicle wholesale	77,528	(16.8)%	93,206
Parts and Service	159,660	2.9%	155,227
Finance, insurance and other	46,787	5.2%	44,456

Total revenues	1,370,776	0.7%	1,361,424

Cost of Sales
New vehicle retail	765,975	1.2%	756,753
Used vehicle retail	224,247	1.3%	221,425
Used vehicle wholesale	76,569	(17.7)%	92,985
Parts and Service	73,263	2.9%	71,182

Total cost of sales	1,140,054	(0.2)%	1,142,345

Gross profit	$230,722	5.3%	$219,079

Selling, general and administrative expenses	$175,593	(0.4)%	$176,298
Depreciation and amortization expenses	$4,533	(16.9)%	$5,458
Floorplan interest expense	$11,495	38.6%	$8,296
Gross Margin
New Vehicle Retail	7.5%		7.1%
Used Vehicle	10.5%		9.3%
Parts and Service	54.1%		54.1%
Total Gross Margin	16.8%		16.1%
SG&A as a % of Gross Profit	76.1%		80.5%
Operating Margin	3.7%		2.7%
Finance and Insurance Revenues per Retail Unit Sold	$1,068	7.5%	$993
     The discussion that follows provides explanation for the variances noted above and each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three months ended March 31, 2006 and 2005.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2006	% Change	2005
Retail Unit Sales
Same Stores	27,900	(0.7)%	28,092
Transactions	1,069		741

Total	28,969	0.5%	28,833

Retail Sales Revenues
Same Stores	$828,251	1.6%	$814,904
Transactions	31,877		19,041

Total	$860,128	3.1%	$833,945

Gross Profit
Same Stores	$62,276	7.1%	$58,150
Transactions	2,238		962

Total	$64,514	9.1%	$59,112

Gross Profit per Retail
Unit Sold
Same Stores	$2,232	7.8%	$2,070
Transactions	$2,094		$1,298
Total	$2,227	8.6%	$2,050
Gross Margin
Same Stores	7.5%		7.1%
Transactions	7.0%		5.1%
Total	7.5%		7.1%

Inventory Days Supply (1)
Same Stores	63	(7.4)%	68
Transactions	51
Total	62	(10.1)%	69

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     New vehicle sales revenue increased 3.1%, as a result of acquisitions and an increase in Same Store revenues. On a Same Store basis, our new vehicle revenues increased 1.6%, and gross profit increased 7.1%. Although we experienced declines in our unit sales of domestic nameplates, our ability to retain more gross profit this period from our sales of these brands (including the realization and retention of higher manufacturer incentives) and increased unit sales of import and luxury brands, offset the impact of the overall unit decline and resulted in the increase in gross profit.

     The following table sets forth our top ten Same Store brands, based on retail unit sales volume:

	Same Store
	New Vehicle Units Sold for the
	Three Months Ended March 31,
	2006	2005	% Change
Toyota/Scion	7,537	6,995	7.7%
Ford	4,158	4,232	(1.7)
Nissan	2,689	2,931	(8.3)
Honda	2,306	2,209	4.4
Chevrolet	1,563	2,011	(22.3)
Dodge	1,545	1,509	2.4
Lexus	1,300	1,190	9.2
BMW	1,002	807	24.2
Mercedes-Benz	914	799	14.4
Chrysler	866	897	(3.5)
Other	4,020	4,512	(10.9)

Total	27,900	28,092	(0.7)

     Although certain of our Same Store brand sales experienced year over year declines, others exceeded prior year sales highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands of which we sell. We anticipate that total industry-wide sales of new vehicles throughout 2006 will be comparable to 2005 and remain highly competitive. However, the level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict.
     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 71.5%, which occurred this quarter, to 158.0% of our total floorplan interest expense over the past three years. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended March 31, 2006 and 2005, was $8.5 million and $8.2 million, respectively.
     Finally, although our days’ supply of new vehicle inventory increased from 56 days’ supply at December 31, 2005, to 62 days’ supply at March 31, 2006, due to seasonal building in advance of the spring and summer selling season, this represents a decrease from 69 days’ supply at March 31, 2005. Our 62 days’ supply at March 31, 2006, was heavily weighted toward our domestic inventory, which stood at 91 days’ supply, versus our import and luxury brands in which we had a 50 days’ and 40 days’ supply, respectively. We remain focused on reducing our days’ supply of domestic vehicles, although the uneven nature of domestic incentive programs makes this more challenging. With respect to import and luxury brand vehicles, given the quick turn of these units which are often in high demand and low supply, we would like to increase our supply to facilitate higher overall unit sales, but we are dependent on the allocation allotments set by the applicable manufacturer.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2006	% Change	2005
Retail Unit Sales
Same Stores	15,927	(4.6)%	16,691
Transactions	336		551

Total	16,263	(5.7)%	17,242

Retail Sales Revenues
Same Stores	$258,550	1.9%	$253,631
Transactions	7,370		7,914

Total	$265,920	1.7%	$261,545

Gross Profit
Same Stores	$34,303	6.5%	$32,206
Transactions	736		1,171

Total	$35,039	5.0%	$33,377

Gross Profit per Retail
Unit Sold
Same Stores	$2,154	11.6%	$1,930
Transactions	$2,190		$2,125
Total	$2,155	11.3%	$1,936

Gross Margin
Same Stores	13.3%		12.7%
Transactions	10.0%		14.8%
Total	13.2%		12.8%
Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2006	% Change	2005
Wholesale Unit Sales
Same Stores	10,249	(14.4)%	11,968
Transactions	406		480

Total	10,655	(14.4)%	12,448

Wholesale Sales Revenues
Same Stores	$77,528	(16.8)%	$93,206
Transactions	3,165		2,988

Total	$80,693	(16.1)%	$96,194

Gross Profit (Loss)
Same Stores	$960	334.4%	$221
Transactions	20		(104)

Total	$980	737.6%	$117

Wholesale Profit (Loss) per
Wholesale Unit Sold
Same Stores	$94	422.2%	$18
Transactions	$49		$(217)
Total	$92	922.2%	$9

Gross Margin
Same Stores	1.2%		0.2%
Transactions	0.6%		(3.5)%
Total	1.2%		0.1%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2006	% Change	2005
Used Vehicle Unit Sales
Same Stores	26,176	(8.7)%	28,659
Transactions	742		1,031

Total	26,918	(9.3)%	29,690

Sales Revenues
Same Stores	$336,078	(3.1)%	$346,837
Transactions	10,535		10,902

Total	$346,613	(3.1)%	$357,739

Gross Profit
Same Stores	$35,263	8.7%	$32,427
Transactions	756		1,067

Total	$36,019	7.5%	$33,494

Gross Profit per Used Vehicle
Unit Sold
Same Stores	$1,347	19.1%	$1,131
Transactions	$1,019		$1,035
Total	$1,338	18.6%	$1,128

Gross Margin
Same Stores	10.5%		9.3%
Transactions	7.2%		9.8%
Total	10.4%		9.4%

Inventory Days Supply (1)
Same Stores	28	7.7%	26
Transactions	23
Total	28	7.7%	26

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     Our used vehicle results are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our efforts to effectively manage the level and quality of our overall used vehicle inventory.
     During the first three months of 2006, as compared to 2005, we experienced a 1.9% increase in Same Store used vehicle retail revenues, on 4.6% lower unit volume. In addition, we had increases in both gross profit per retail unit sold and per wholesale unit sold, culminating in an 8.7% increase in Same Store used vehicle gross profit. Stronger vehicle pricing, especially in our Southeast Region and Houston market areas, and the strategic focus we have placed on this aspect of our business, including the implementation of American Auto Exchange’s used vehicle management software in all of our dealerships, and on acquiring and retaining inventory of high quality, in demand vehicles, all contributed to this quarter’s improved results.
     We have also maintained our days’ supply of used vehicle inventory at 28 days, consistent with the inventory on hand at December 31, 2005. This is an increase from the 26 days’ supply at March 31, 2005. As with new vehicles, although we continuously work to optimize our used vehicle inventory levels, the 28 days’ supply at March 31, 2006, remains unusually low and, in all likelihood, will need to be increased in the coming months to provide adequate supply and selection for the spring and summer selling seasons. We currently target a 37 days’ supply for maximum operating efficiency.

Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2006	% Change	2005
Parts and Service Revenues
Same Stores	$159,660	2.9%	$155,227
Transactions	3,207		4,233

Total	$162,867	2.1%	$159,460

Gross Profit
Same Stores	$86,397	2.8%	$84,045
Transactions	1,937		2,256

Total	$88,334	2.4%	$86,301

Gross Margin
Same Stores	54.1%		54.1%
Transactions	60.4%		53.3%
Total	54.2%		54.1%
     Our Same Store parts and service revenues increased 2.9% during the three months ended March 31, 2006, as compared to 2005, primarily because of increases in our parts business as well as in our customer pay (non-warranty) service businesses. These increases were partially offset by decreases in our warranty related service sales and our collision business.
     Our Same Store parts sales increased $3.5 million, or 3.8%, for the three months ended March 31, 2006, as compared to 2005. These increases were driven by a 5.6% increase in our lower margin wholesale sales and a 4.0% increase in our customer pay (non-warranty) parts sales. Despite an increase in Same Store gross profit during the period, this change in sales mix led to a slight decline in our overall parts gross margin as our individual retail and wholesale parts margins were relatively constant between the periods.
     Our Same Store overall service (including collision) revenue increased $1.0 million during 2006, as compared to 2005, as a 7.0% increase in customer pay (non-warranty) service sales was offset by a decrease of 7.2% in warranty related service revenue and an overall 3.5% decline in collision service revenues. The increase in customer pay revenues resulted from various facility expansion projects and focused marketing activities in several of our regions. The decline in warranty related service revenue was due to the benefit received in 2005 from some specific manufacturer quality issues that were remedied during late 2005, while the decline in collision service revenues was primarily attributable to the closing of three collision centers during 2005 and early 2006, partially offset by the opening of one new facility.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2006	% Change	2005
Retail New and Used Unit Sales
Same Stores	43,827	(2.1)%	44,783
Transactions	1,405		1,292

Total	45,232	(1.8)%	46,075

Retail Finance Fees
Same Stores	$16,484	4.2%	$15,824
Transactions	543		416

Total	$17,027	4.8%	$16,240

Vehicle Service Contract Fees
Same Stores	$19,086	3.8%	$18,384
Transactions	424		444

Total	$19,510	3.6%	$18,828

Insurance and Other
Same Stores	$11,217	9.5%	$10,248
Transactions	204		267

Total	$11,421	8.6%	$10,515

Total
Same Stores	$46,787	5.2%	$44,456
Transactions	1,171		1,127

Total	$47,958	5.2%	$45,583

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,068	7.6%	$993
Transactions	$833		$872
Total	$1,060	7.2%	$989
     Our finance and insurance revenues per retail unit sold increased during the first three months of 2006, as compared to 2005. The Same Store increases noted above were partially offset by the impact from recent acquisitions, which generally had lower penetration of finance and insurance products on sales of new and used vehicles than our existing stores.
     Although we saw a decrease in our Same Store penetration rate of finance products, from 72.4% in the first quarter of 2005 to 70.0% in the first quarter of 2006, and a 2.1% decline in retail unit sales, our 2006 Same Store retail finance fee income increased 4.2%, as compared to 2005, due primarily to a $0.8 million decrease in chargeback expense and a 4.7% increase in revenue per contract. The decrease in chargeback expense was due to a decrease in customer refinancing activity, in which a customer obtains a new, lower rate loan from a third-party source in order to replace the original loan chosen by the customer to obtain upfront manufacturer incentives. This activity declined during the latter part of 2005 as the manufactures moved towards employee pricing and away from other incentives during 2005. In addition, with the decline in manufacturer provided financing incentives, we were able to present a greater range of financing sources to our customers, thereby yielding an overall increase in finance fee income.
     Our 2006 Same Store vehicle service contract fees increased 3.8%, as compared to 2005, primarily because of a $0.8 million increase in retroactive performance payments received from certain providers of extended service contracts our dealerships have sold. These payments are generally received in the first and third quarter of each year. Our Same Store penetration rate remained relatively unchanged at 36.9% for the first quarter of 2006, as compared to 37.0% for the same period of 2005.
     Our 2006 Same Store insurance and other sales revenue increased 9.5%, as compared to 2005, primarily because of increases in income from the sale of guaranteed asset protection and maintenance insurance products.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2006	% Change	2005
Personnel
Same Stores	$105,904	(1.9)%	$108,003
Transactions	2,674		3,032

Total	$108,578	(2.2)%	$111,035

Advertising
Same Stores	$14,718	(7.5)%	$15,919
Transactions	657		651

Total	$15,375	(7.2)%	$16,570

Rent and Facility Costs
Same Stores	$23,937	13.4%	$21,108
Transactions	671		1,250

Total	$24,608	10.1%	$22,358

Other SG&A
Same Stores	$31,034	(0.7)%	$31,268
Transactions	882		1,059

Total	$31,916	(1.3)%	$32,327

Total SG&A
Same Stores	$175,593	(0.4)%	$176,298
Transactions	4,884		5,992

Total	$180,477	(1.0)%	$182,290

Total Gross Profit
Same Stores	$230,722	5.3%	$219,079
Transactions	6,103		5,411

Total	$236,825	5.5%	$224,490

SG&A as % of Gross Profit
Same Stores	76.1%		80.5%
Transactions	80.0%		110.7%
Total	76.2%		81.2%

Approximate Number of Employees at March 31,	8,400		8,600
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
     SG&A expenses decreased as a percentage of gross profit from 81.2% during the first three months of 2005 to 76.2% in 2006. This decrease resulted from the combination of an increase in overall gross profit, while at the same time realizing reductions in personnel related costs and advertising expenditures due to cost reduction efforts enacted during late 2005 and the first quarter of 2006. Although we expect our overall cost structure to remain lower than prior periods’, our SG&A as a percentage of gross profit statistic is strongly influenced by the level of gross profit we realize. In addition, our advertising expenditures will vary period to period based upon current trends, market factors and other circumstances in each individual market.
     The 13.4% increase in Same Store rent and facility costs is primarily due to rent increases associated with facilities which we sold and leased back in 2005 and index-adjusted rent increases on existing facilities as well as approximately $0.4 million of rent and other carrying costs on projects under construction which was expensed in the first quarter of 2006 and, under prior accounting guidance, was permitted to be capitalized.
     Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. During the first quarter of 2006, as compared to the same period of 2005, these Same Store expenses decreased $0.2 million primarily as a result of a $1.3 million gain on sale of one of our franchises during the first quarter of 2006.
     Impact of business interruption insurance recoveries
     On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, we operated six dealerships in the New Orleans area, consisting of nine franchises. Two of the dealerships are located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and remain closed, although our Dodge store in Metairie has resumed limited operations from a satellite location. The West Bank stores reopened approximately two weeks after the storm. On September 24, 2005, Hurricane Rita came ashore along the Texas/Louisiana border, near Houston and Beaumont, Texas. We operate two dealerships in Beaumont, Texas, consisting of eleven franchises and nine dealerships in the Houston area consisting of seven franchises. As a result of the evacuation by many residents in Houston, and the aftermath of the storm in Beaumont, all of these dealerships were closed several days before and after the storm. All of these dealerships have since resumed operations.
     We maintain business interruption insurance coverage under which we have filed claims totaling $9.1 million, after application of related deductibles, related to the effects of these two storms. Our insurance providers have advanced us a total of $5.0 million; however, these amounts are subject to final audit under the policies and settlement adjustments. During 2005, we recorded approximately $2.1 million of these proceeds, related to covered payroll and fixed cost expenditures incurred from August 29, 2005, to December 31, 2005. During the first quarter of 2006, we recorded approximately $0.3 million more of these proceeds, related to additional covered payroll and fixed cost expenditures, which we reflected as a reduction of other SG&A. Although we believe we are entitled to the remaining $6.7 million claimed, we are unable to recognize the additional amounts until all issues have been resolved. Any additional part of the monies advanced that we retain, and any additional recoveries under this coverage, will be recognized as a reduction of other SG&A in the period in which all contingencies have been resolved.
     Dealer Management System Conversion
     On March 30, 2006, we announced that the Dealer Services Group of Automatic Data Processing Inc. (“ADP”) would become the sole dealership management system (“DMS”) provider for our existing stores. Approximately 70% of our stores are currently operating on the ADP platform. The remaining stores, located in California, Florida, Georgia and Texas, will be converted to ADP over the next 18 months, further standardizing operational processes throughout our dealerships. This conversion will also be another key enabler in supporting efforts to standardize backroom processes and share best practices across all dealerships. We expect to incur some charges for exiting contracts with other system providers, with the majority of these charges to be incurred in 2006 as each store begins the conversion process. The amount of these charges has not yet been finally determined but is expected to be in the range of $3.0 million to $4.5 million.
Depreciation and Amortization Expense
(dollars in thousands)

	Three Months Ended March 31,
	2006	% Change	2005
Same Stores	$4,533	(16.9)%	$5,458
Transactions	30		165

Total	$4,563	(18.9)%	$5,623

     Our Same Store depreciation and amortization expense decreased primarily as a result of a $1.0 million charge during the first quarter of 2005, resulting from an adjustment to the depreciable lives of certain of our leasehold improvements to better reflect their remaining useful lives.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2006	% Change	2005
Same Stores	$11,495	38.6%	$8,296
Transactions	351		369

Total	$11,846	36.7%	$8,665

Memo:
Manufacturer’s assistance	$8,471	3.6%	$8,179

     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense increased during the three months ended March 31, 2006, compared to 2005, primarily as a result of an approximate 204 basis point increase in weighted average interest rates, partially offset by a $65.5 million decrease in weighted average floorplan borrowings outstanding between the periods.
Other Interest Expense, net
     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, decreased $1.1 million, or 22%, to $4.0 million for the three months ended March 31, 2006, from $5.1 million for the three months ended March 31, 2005. This decrease was due to an approximate $86.8 million decrease in weighted average borrowings outstanding between the periods, due to lower acquisition line borrowings, partially offset by a 170 basis point increase in weighted average interest rates.
Provision for Income Taxes
     Our provision for income taxes, excluding the 2005 tax benefit associated with the cumulative effect of a change in accounting principle discussed below, increased $5.3 million to $13.7 million for the three months ended March 31, 2006, from $8.4 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, our effective tax rate increased to 38.0%, from 36.8% for the three months ended March 31, 2005, due primarily to the impact of our adoption of SFAS No. 123(R) and changes to the distribution of our earnings in taxable state jurisdictions.
     With respect to the adoption of SFAS No. 123(R), our option grants include options that qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options may cause variability in our effective tax rate in future periods. In the period the compensation cost related to incentive stock options is recorded, a corresponding tax benefit is not recorded, as based on the design of these incentive stock options, we are not expected to receive a tax deduction related to the exercise of such incentive stock options. However, if upon exercise such incentive stock options fail to continue to meet the qualifications for treatment as incentive stock options, we may be eligible for certain tax deductions in subsequent periods. In such cases, we would record a tax benefit for the lower of the actual income tax deduction or the amount of the corresponding cumulative stock compensation cost recorded in the financial statements for the particular options multiplied by the statutory tax rate.
Cumulative Effect of a Change in Accounting Principle
     Our adoption of EITF D-108 in the first quarter of 2005 resulted in some of our dealerships having intangible franchise rights carrying values that were in excess of their estimated fair values. This required us to write-off the excess value of $16.0 million, net of deferred taxes of $10.2 million, as a cumulative effect of a change in accounting principle.
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

Sources of Liquidity and Capital Resources
     Cash on Hand. As of March 31, 2006, our total cash on hand was $35.2 million.
     Cash Flows. The following table sets forth selected information from our statements of cash flow:

	For the Three
	Months Ended March 31,
	2006	2005
	(In thousands)
Net cash provided by (used in) operating activities	$(14,807)	$26,664
Net cash used in investing activities	(47,389)	(22,883)
Net cash provided by (used in) financing activities	59,733	(14,088)

Net increase (decrease) in cash and cash equivalents	$(2,463)	$(10,307)

     Operating activities. For the three months ended March 31, 2006, we used $14.8 million in net cash from operating activities, primarily driven by an $82.8 million increase in inventories, a portion of which were not financed by floorplan notes payable with manufacturer affiliates. This cash used to increase inventories was partially offset by an increase in cash provided by net income, after adding back depreciation and amortization and other non-cash charges, and other working capital changes.
     For the three months ended March 31, 2005, we generated $26.7 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges, including the $16.0 million after-tax charge related to the change in accounting principle.
     Investing activities. During the first three months of 2006, we used approximately $47.4 million in investing activities. We used $40.6 million for acquisitions, net of cash received, and $15.3 million for purchases of property and equipment. Approximately $11.5 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $10.6 million in proceeds from sales of franchises and other property and equipment.
     During the first three months of 2005, we used approximately $22.9 million in investing activities. We used $17.1 million for acquisitions, net of cash received, and $12.1 million for purchases of property and equipment. Approximately $9.4 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $6.3 million in proceeds from sales of property and equipment.
     Financing activities. We obtained approximately $59.7 million in financing activities during the three months ended March 31, 2006, primarily from floorplan borrowings under our revolving credit facility and proceeds from the issuance of common stock related to exercises of stock options and employee stock purchase plan purchases.
     We used approximately $14.1 million in financing activities during the three months ended March 31, 2005, primarily to repay floorplan and acquisition line borrowings under our revolving credit facility.
     Working Capital. At March 31, 2006, we had working capital of $140.3 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, also subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures and/or general corporate purposes.
     Credit Facilities. Our various credit facilities are used to finance the purchase of inventory, provide acquisition funding and provide working capital for general corporate purposes. Our three facilities currently provide us with a total of $1.4 billion of borrowing capacity for inventory floorplan financing and an additional $200.0 million for acquisitions, capital expenditures and/or other general corporate purposes.
     Revolving Credit Facility. This facility, which is comprised of 13 major financial institutions and three manufacturer captive finance companies, matures in December 2010 and currently provides a total of $950.0 million of financing. We can expand the facility to its maximum commitment of $1,250 million, subject to participating lender approval. This facility consists of two tranches: $750.0 million for floorplan financing, which we refer to as the Floorplan Line, and $200.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the

Acquisition Line. The Floorplan Line bears interest at rates equal to LIBOR plus 100.0 basis points for new vehicle inventory and LIBOR plus 112.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on our leverage ratio.
     Our revolving credit facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements. We were in compliance with these covenants at March 31, 2006.
     Ford Motor Credit Facility. The Ford Motor Credit Company Facility, which we refer to as the FMCC Facility, provides financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The FMCC Facility, which matures in December 2006, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. We expect the net cost of our borrowings under the FMCC facility, after all incentives, to approximate the cost of borrowing under the Floorplan Line of our revolving credit facility.
     DaimlerChrysler Facility. The DaimlerChrysler Facility, which also matures in December 2006, provides for up to $300.0 million of financing for our entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory at an interest rate equal to LIBOR plus a spread of 175 to 225 basis points minus certain incentives. We expect the net cost of our borrowings under the DaimlerChrysler Facility, after all incentives, to approximate the cost of borrowing under the Floorplan Line.
     The following table summarizes the current position of our credit facilities as of March 31, 2006:

	Total
Credit Facility	Commitment	Outstanding	Available
	(in thousands)
Floorplan Line	$750,000	$454,187	$295,813
Acquisition Line (1)	200,000	13,100	186,900

Total Revolving Credit Facility	950,000	467,287	482,713

FMCC Facility	300,000	164,369	135,631
DaimlerChrysler Facility	300,000	145,045	154,955

Total Credit Facilities (2)	1,550,000	776,701	773,299

(1)	The outstanding balance at March 31, 2006, includes $13.1 million of letters of credit.

(2)	Outstanding balance excludes $25.3 million of borrowings with manufacturer-affiliates for rental vehicle financing not associated with any of the Company’s credit facilities.
Uses of Liquidity and Capital Resources
     Capital Expenditures. Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, or manufacturer imaging programs. During 2006, we plan to invest approximately $83.7 million to expand or relocate ten existing facilities, including the purchase of land and related equipment, and to perform manufacturer required imaging projects at nine additional locations. We expect to ultimately refinance, which may include selling and leasing back, seven of the projects scheduled for completion during 2006. Expected total proceeds, should we sell and leaseback, in refinancing these construction projects is estimated at approximately $46.5 million, resulting in net capital expenditures for new and expanded operations of $37.2 million. If we sell and leaseback, the resulting increase in estimated incremental annual rent expense is expected to be approximately $4.0 million per year.
     Acquisitions. Our acquisition target for 2006 is to complete strategic acquisitions that have approximately $300.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities and our Acquisition Line. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. Thus, our targeted acquisition budget of $300.0 million is expected to cost us between $60.0 and $75.0 million, excluding the amount incurred to finance vehicle inventories. Since December 31, 2005, we have completed the acquisition of three franchises.

     Stock Repurchases. In March 2006, our Board of Directors authorized us to repurchase up to $42.0 million of our common stock, subject to management’s judgment and the restrictions of our various debt agreements. During the three months ended March 31, 2006, we made no purchases under this authorization.
     In addition, under separate authorization, in March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan on a quarterly basis. The Company currently expects these approved repurchases to total approximately 190,000 shares during 2006. Pursuant to this authorization, a total of 15,000 shares were repurchased in March 2006, at a cost of approximately $0.7 million. Approximately $0.4 million of the funds for such repurchases came from employee contributions during the period.
     Dividends. Prior to February 22, 2006, we had never declared or paid dividends on our common stock. On February 22, 2006, our Board of Directors declared a dividend of $0.13 per common share for the fourth quarter of 2005. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $3.2 million in the first quarter of 2006. The payment of any future dividend is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
     Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of March 31, 2006, our senior subordinated notes indenture, the most restrictive agreement with respect to such limits, limited future dividends and stock repurchases to $105.6 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2010 and our senior subordinated notes mature in 2013.

Cautionary Statement about Forward-Looking Statements
     This quarterly report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding our plans, goals, or current expectations with respect to, among other things:
•	our future operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases and dividends;

•	capital expenditures;

•	changes in sales volumes in the new and used vehicle and parts and service markets;

•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels; and

•	availability of financing for inventory and working capital.
     Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
•	the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, DaimlerChrysler, General Motors, Honda/Acura and Nissan/Infiniti, because of financial distress or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, advertising or other assistance to us;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our cost of financing could increase significantly;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information about our market sensitive financial instruments updates was provided as of December 31, 2005, in our Annual Report on Form 10-K. There have been no significant changes in our market risk from those disclosed at that time during the three months ended March 31, 2006.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006, to ensure that material information was accumulated, and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the three months ended March 31, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 1A. Risk Factors
     There have been no material changes in our risk factors as previously disclosed in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From time to time, our Board of Directors authorizes us to repurchase shares of the Company’s common stock, subject to the restrictions of various debt agreements and our judgment. In March 2006, our Board of Directors authorized us to repurchase up to $42.0 million of the Company’s common stock.

			Maximum Value
			of Shares That
	Shares	Average Price	May be Purchased
Period	Repurchased	Paid per Share	Under the Plan
			thousands
Beginning dollar amount available for repurchases as of January 1, 2006			$42,000
January 1 — 31, 2006	—	$—
February 1 — 28, 2006	—	$—
March 1 — 31, 2006	9,322	$40.95

Total shares repurchased	9,322		—	(1)

Ending dollar amount available for repurchases as of March 31, 2006			$42,000

(1)	These shares were withheld from shares delivered pursuant to restricted stock awards to pay tax withholding when the awards vested. Although the Securities and Exchange Commission’s rules require the Company to report these transactions as stock repurchases, they are not considered as such for purposes of our Board of Directors authorization.
     In addition, under separate authorization, in March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan on a quarterly basis. The Company currently expects these approved repurchases to total approximately 190,000 shares during 2006.

	Shares	Average Price
Period	Repurchased	Paid per Share
January 1 — 31, 2006	—	$—
February 1 — 28, 2006	—	$—
March 1 — 31, 2006	15,000	$47.38

Total shares repurchased	15,000

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

Group 1 Automotive, Inc.

May 8, 2006	By:	/s/ John C. Rickel
Date		John C. Rickel
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits
11.1	Statement re: computation of earnings per share is included under Note 3 to the financial statements.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.