Form 10-Q
period 2006-06-30
GROUP 1 AUTOMOTIVE INC
filed 2006-08-08
CIK 1031203

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, the Company had 24,028,432 shares of common stock, par value $.01, outstanding.

Part I. Financial Information
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,454	$37,695
Contracts-in-transit and vehicle receivables, net	145,968	187,769
Accounts and notes receivable, net	73,954	81,463
Inventories	840,212	756,838
Deferred income taxes	17,600	18,780
Prepaid expenses and other current assets	16,926	23,283

Total current assets	1,172,114	1,105,828

PROPERTY AND EQUIPMENT, net	166,258	161,317
GOODWILL	386,234	372,844
INTANGIBLE FRANCHISE RIGHTS	176,892	164,210
DEFERRED INCOME TAXES	4,443	—
OTHER ASSETS	38,301	29,419

Total assets	$1,944,242	$1,833,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$227,649	$407,396
Floorplan notes payable — manufacturer affiliates	357,737	316,189
Current maturities of long-term debt	810	786
Accounts payable	113,587	124,857
Accrued expenses	106,043	119,404

Total current liabilities	805,826	968,632

LONG-TERM DEBT, net of current maturities	433,197	158,074
DEFERRED INCOME TAXES	—	28,862
OTHER LIABILITIES	27,812	25,356

Total liabilities before deferred revenues	1,266,835	1,180,924

DEFERRED REVENUES	22,895	25,901
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 24,980 and 24,588 issued, respectively	250	246
Additional paid-in capital	288,058	276,904
Retained earnings	413,678	373,162
Accumulated other comprehensive income (loss)	3,768	(706)
Deferred stock-based compensation	—	(5,413)
Treasury stock, at cost; 955 and 572 shares, respectively	(51,242)	(17,400)

Total stockholders’ equity	654,512	626,793

Total liabilities and stockholders’ equity	$1,944,242	$1,833,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
New vehicle retail sales	$968,399	$980,375	$1,828,527	$1,814,320
Used vehicle retail sales	289,760	278,787	555,680	540,332
Used vehicle wholesale sales	87,053	106,786	167,746	202,980
Parts and service sales	164,641	163,057	327,507	322,517
Finance, insurance and other, net	47,193	48,328	95,151	93,911

Total revenues	1,557,046	1,577,333	2,974,611	2,974,060

COST OF SALES:
New vehicle retail sales	898,087	911,815	1,693,701	1,686,648
Used vehicle retail sales	252,632	244,053	483,512	472,222
Used vehicle wholesale sales	87,783	107,378	167,497	203,454
Parts and service sales	74,882	73,998	149,415	147,157

Total cost of sales	1,313,384	1,337,244	2,494,125	2,509,481

GROSS PROFIT	243,662	240,089	480,486	464,579

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	182,944	192,347	363,420	374,637
DEPRECIATION AND AMORTIZATION EXPENSE	4,372	4,302	8,935	9,925

INCOME FROM OPERATIONS	56,346	43,440	108,131	80,017

OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(13,033)	(10,074)	(24,878)	(18,739)
Other interest expense, net	(3,997)	(4,706)	(7,987)	(9,830)
Other income and (expense), net	(271)	11	(245)	8

INCOME BEFORE INCOME TAXES	39,045	28,671	75,021	51,456
PROVISION FOR INCOME TAXES	14,173	10,582	27,838	18,967

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	24,872	18,089	47,183	32,489
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX BENEFIT OF $10,231	—	—	—	(16,038)

NET INCOME	$24,872	$18,089	$47,183	$16,451

EARNINGS PER SHARE:
BASIC:
Income before cumulative effect of a change in accounting principle	$1.01	$0.76	$1.94	$1.38
Cumulative effect of a change in accounting principle	—	—	—	(0.68)

Net income	$1.01	$0.76	$1.94	$0.70

DILUTED:
Income before cumulative effect of a change in accounting principle	$1.00	$0.75	$1.91	$1.36
Cumulative effect of a change in accounting principle	—	—	—	(0.67)

Net income	$1.00	$0.75	$1.91	$0.69

DIVIDENDS PER SHARE:	$0.14	$—	$0.27	$—

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,558	23,737	24,300	23,596
Diluted	24,840	23,985	24,647	23,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$47,183	$16,451
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	16,038
Depreciation and amortization	8,935	9,925
Other	13,559	8,130
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	41,801	(7,249)
Accounts and notes receivable	6,824	(2,800)
Inventories	(87,208)	31,942
Prepaid expenses and other assets	6,198	7,478
Floorplan notes payable — manufacturer affiliates	46,542	(2,232)
Accounts payable and accrued expenses	(26,441)	18,409
Deferred revenues	(3,005)	(3,704)

Net cash provided by operating activities	54,388	92,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,078)	(28,261)
Cash paid in acquisitions, net of cash received	(40,589)	(32,726)
Proceeds from sales of franchises, property and equipment	36,223	8,616
Other	(2,989)	113

Net cash used in investing activities	(37,433)	(52,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	1,770,611	1,797,007
Repayments on credit facility — Floorplan Line	(1,950,357)	(1,823,106)
Borrowings on credit facility — Acquisition Line	15,000	25,000
Repayments on credit facility — Acquisition Line	(15,000)	(59,000)
Repayments on other facilities for divestitures	(4,994)	—
Proceeds from issuance of 2.25% Convertible Notes	287,500	—
Debt issue costs on issuance of 2.25% Convertible Notes	(6,469)	—
Purchase of equity calls	(116,251)	—
Sale of equity warrants	80,551	—
Proceeds from issuance of common stock to benefit plans	19,647	11,572
Excess tax benefits from stock-based compensation	3,400	—
Repurchases of common stock, amounts based on settlement date	(53,665)	(310)
Dividends paid	(6,667)	—
Other	(502)	(594)

Net cash provided by (used in) financing activities	22,804	(49,431)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,759	(9,301)
CASH AND CASH EQUIVALENTS, beginning of period	37,695	37,750

CASH AND CASH EQUIVALENTS, end of period	$77,454	$28,449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$31,525	$28,065
Income taxes, net of refunds received	$12,799	$3,904
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated Other
						Comprehensive Income (Loss)
						Unrealized	Unrealized
			Additional		Deferred	Gains (Losses)	Losses on
	Common Stock		Paid-in	Retained	Stock-Based	on Interest	Marketable	Treasury
	Shares	Amount	Capital	Earnings	Compensation	Rate Swaps	Securities	Stock	Total
BALANCE, December 31, 2005	24,588	$246	$276,904	$373,162	$(5,413)	$(384)	$(322)	$(17,400)	$626,793

Comprehensive income:
Net income	—	—	—	47,183	—	—	—	—	47,183
Interest rate swap adjustment, net of taxes of $2,726	—	—	—	—	—	4,544	—	—	4,544
Loss on investments, net of taxes of $42	—	—	—	—	—	—	(70)	—	(70)

Total comprehensive income									51,657
Reclassification resulting from adoption of FAS 123(R) on January 1, 2006	—	—	(5,413)	—	5,413	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(54,045)	(54,045)
Issuance of common shares to employee benefit plans	294	3	(559)	—	—	—	—	20,203	19,647
Issuance of restricted stock	123	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(25)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,345	—	—	—	—	—	2,345
Tax benefit from options exercised	—	—	6,889	—	—	—	—	—	6,889
Purchase of equity calls	—	—	(116,251)	—	—	—	—	—	(116,251)
Sale of equity warrants	—	—	80,551	—	—	—	—	—	80,551
Deferred income tax benefit associated with purchase of equity calls	—	—	43,593	—	—	—	—	—	43,593
Cash dividends	—	—	—	(6,667)	—	—	—	—	(6,667)

BALANCE, June 30, 2006	24,980	$250	$288,058	$413,678	$—	$4,160	$(392)	$(51,242)	$654,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND ORGANIZATION:
     Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in California, Florida, Georgia, Louisiana, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas. Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”
     Prior to January 1, 2006, the Company’s retail network was organized into 13 regional dealership groups, or “platforms.” Effective January 1, 2006, the Company reorganized its operations into the following five regions (with the number of dealerships they currently comprise): (i) the Northeast (20 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (15 dealerships in Florida, Georgia and Louisiana), (iii) the South Central (36 dealerships in Oklahoma and Central and Southeast Texas), (iv) the West Central (11 dealerships in New Mexico and West Texas) and (v) the California (11 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s chief executive officer.
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
     Intangible Franchise Rights
     The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill in the accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred.
     At the September 2004 meeting of the Emerging Issues Task Force (“EITF”), the SEC staff issued Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” which states that for business combinations after September 29, 2004, the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct value method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under SFAS No. 141, “Business Combinations.” Additionally, registrants who applied a residual method to the valuation of intangible assets for purposes of impairment testing under SFAS 142, were required to perform an impairment test using a direct value method by no later than the beginning of their first fiscal year beginning after December 15, 2004.
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
     Stock Based Compensation
     Prior to January 1, 2006, we accounted for our stock option plan and our employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the employee stock purchase plan. However, stock-based compensation expense was recognized in periods prior to January 1, 2006, (and continues to be recognized) for restricted stock award issuances. Stock-based compensation expense using the fair value method under SFAS 123 was included as a pro forma disclosure in the financial statement footnotes and such disclosure continues to be provided herein for periods prior to 2006.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first six months of 2006 includes: (a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) the fair value of the shares sold to employees subsequent to December 31, 2005, pursuant to the employee stock purchase plan. As permitted under the transition rules for SFAS 123(R), results for prior periods have not been restated. See Note 3.
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
     Restatement for prior period classification errors
     Subsequent to the issuance of the Company’s June 30, 2005, consolidated financial statements, the Company’s management determined that certain information in the Consolidated Statements of Cash Flows for the six months ended June 30, 2005, should be restated to comply with the guidance set forth in the rules and regulations of the Securities and Exchange Commission and SFAS No. 95, “Statement of Cash Flows,” and as set forth above under Floorplan Borrowings. A summary of the restatement is as follows:
•	Cash flows relating to floorplan notes payable - Cash flows relating to floorplan notes payable to a party other than the manufacturer of a particular new vehicle, including the cash flows from or to manufacturer affiliated lenders participating in our syndicated credit facility, and all floorplan notes payable relating to used vehicles, have been reclassified from operating activities to financing activities.

•	Cash flows relating to acquisitions and dispositions - Upon acquiring dealership operations, cash flows related to the payment of the seller’s floorplan payable obligations have been revised to be reflected as cash paid in acquisitions, net of cash received within cash flows from investing activities with a corresponding borrowing under either the Company’s revolving credit facility or other facilities within cash flows from financing activities.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Likewise, when disposing of dealership operations, the Company reflects the purchaser’s payment of the Company’s floorplan payable obligation as additional proceeds from sales of dealership franchises within cash flows from investing activities with a corresponding repayment under either its revolving credit facility or other facilities within cash flows from financing activities.

Previously, the Company treated all such activity as either a non-cash acquisition or disposition of inventory and related floorplan payable.
     A summary of the effects of the restatement is as follows:
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2005
	Reported	Restated
	(in thousands)
Cash Flows From Operating Activities
Floorplan notes payable	$(40,300)	$—
Floorplan notes payable — manufacturer affiliates	—	(2,232)
Net cash provided by operating activities	54,320	92,388

Cash Flows From Investing Activities:
Cash paid in acquisitions, net of cash received	(18,989)	(32,726)
Net cash used in investing activities	(38,521)	(52,258)

Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facility	(35,768)	—
Borrowings on credit facility — Floorplan Line	—	1,797,007
Repayments on credit facility — Floorplan Line	—	(1,823,106)
Borrowings on credit facility — Acquisition Line	—	25,000
Repayments on credit facility — Acquisition Line	—	(59,000)
Net cash provided by (used in) financing activities	(25,100)	(49,431)
     Effect of SFAS 123(R) Adoption
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3.4 million excess tax benefit classified as a financing cash inflow for the period ended June 30, 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).
     Income Taxes
     Currently, the Company operates in 11 different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each state.
     The effective income tax rate of 36.3% and 37.1% of pretax income for the three and six months ended June 30, 2006, respectively, differed from the federal statutory rate of 35%, and the Company’s effective income tax rate of 36.9% for the three and six months ended June 30, 2005, due primarily to increases attributable to the adoption of SFAS 123(R) and the impact of a change in the mix of the Company’s pretax income from taxable state jurisdictions, partially offset by a decrease attributable to tax credits associated with the Company’s activities in the Hurricane Katrina and Hurricane Rita employment zones.
     The Company’s option grants include options that qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options may cause variability in the Company’s effective tax rate in future periods. In the period the compensation cost related to incentive stock options is recorded in accordance with SFAS 123(R), a corresponding tax benefit is not recorded, as based on the design of these incentive stock options, the Company is not expected to receive a tax deduction related to such incentive stock options when exercised. However, if upon exercise such incentive stock options fail to continue to meet the qualifications for treatment as incentive stock options, the Company may be

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eligible for certain tax deductions in subsequent periods. In such cases, the Company would record a tax benefit for the lower of the actual income tax deduction or the amount of the corresponding cumulative stock compensation cost recorded in the financial statements for the particular options multiplied by the statutory tax rate.
     Recent Accounting Pronouncements
     In October 2005, the FASB staff issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which, starting prospectively in the first reporting period beginning after December 15, 2005, requires companies to expense, versus capitalizing into the carrying costs, rental costs associated with ground or building operating leases that are incurred during a construction period. The Company adopted the provisions of FAS 13-1 effective January 1, 2006. During the three and six months ended June 30, 2006, the Company expensed rental cost incurred during construction of approximately $0.5 million and $0.9 million, respectively, versus approximately $0.4 million and $0.8 million in rental costs capitalized during the three and six months ended June 30, 2005, respectively. The Company is not required to restate prior year’s financial statements as a result of adopting this provision.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle, and therefore does not apply to the Company’s adoption of SFAS No. 123(R) or FAS 13-1. SFAS 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company did not implement any voluntary changes in its accounting principles during the six months ended June 30, 2006.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS 155 permits companies to elect, on a deal by deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS 155 to have a material effect on its future results of operations or financial position.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes. SFAS 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS 156 to have a material effect on its future results of operations or financial position.
     In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-03 will not impact the Company’s method for recording and reporting these type taxes in its consolidated financial statements, as the Company’s policy is to exclude all such taxes from revenue.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the interpretation on its future results of operations and financial position.
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
     1996 Stock Option Plan
     The Company’s 1996 Stock Option Plan, as amended, reserved 5.5 million shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options which are non-qualified), stock appreciation rights and restricted stock awards to directors, officers and other employees of the Company and its subsidiaries at the market price at the date of grant. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding awards are exercisable over a period not to exceed ten years and vest over periods ranging from three to eight years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under APB 25 and SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of June 30, 2006, there were 1,249,102 shares available under the 1996 Stock Option Plan for future grants of options, stock appreciation rights and restricted stock awards.
     Stock Option Awards
     The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly sensitive in the determination of stock-based compensation expense. The weighted average assumptions for the periods indicated are noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock option awards were granted during the six-month period ended June 30, 2006.

	Six Months
	Ended
	June 30, 2005
Risk-free interest rate		5.9%
Expected life of options	6.0	yrs
Expected volatility		42.0%
Expected dividend yield		—
Fair Value		$13.84
     The following summary presents information regarding outstanding options as of June 30, 2006, and the changes during the six months then ended:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares Under	Exercise Price	Contractual	Intrinsic
	Option	Per Share	Term	Value
				(in thousands)
Outstanding December 31, 2005	1,314,560	$23.43
Granted	—	—
Exercised	(847,982)	20.39
Canceled	(60,951)	34.17

Outstanding June 30, 2006	405,627	$28.13	6.4 years	$11,362

Vested or expected to vest at June 30, 2006	359,703	$27.98		$10,128

Exercisable at June 30, 2006	169,703	$27.21	5.2 years	$4,909

     The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $19.9 million and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$8.7 million, respectively.
     Restricted Stock Awards
     In March 2005, the Company began granting directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Company’s 1996 Stock Incentive Plan, as amended. Restricted stock awards are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period.
     A summary of these awards as of June 30, 2006, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value
Nonvested at December 31, 2005	234,900	$27.83
Granted	83,270	45.41
Vested	(29,000)	27.83
Forfeited	(24,600)	31.83

Nonvested at June 30, 2006	264,570	32.99

     The total fair value of shares vested during the six months ended June 30, 2006, was $1.2 million. During the six months ended June 30, 2005, 3,078 shares vested with a total fair value of $82,337.
     Employee Stock Purchase Plan
     In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan previously authorized the issuance of up to 2.0 million shares of common stock and provided that no options to purchase shares could be granted under the Purchase Plan after June 30, 2007. In May 2006, the Company’s shareholders approved an amendment to the Purchase Plan increasing the number of shares available for issuance to 2.5 million shares and extending the duration of the plan to March 6, 2016. As of June 30, 2006, there were 686,827 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During the six months ended June 30, 2006 and 2005, the Company issued 71,140 and 100,931 shares, respectively, of common stock to employees participating in the Purchase Plan.
     The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $10.34 and $6.06 during the three months ended June 30, 2006 and 2005, respectively, and $8.43 and $6.87 during the six months ended June 30, 2006 and 2005, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.
     All Stock-Based Payment Arrangements
     Total stock-based compensation cost was $1.0 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively, and $2.3 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.2 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized $0.3 million of additional stock-based compensation expense related to stock options and $0.3 million related to the Purchase Plan during the three months ended June 30, 2006. During the six months ended June 30, 2006, the Company recognized $0.9 million of additional stock-based compensation expense related to stock options and $0.6 million related to the Purchase Plan. The Company’s income before income taxes and net income for the three month period ended June 30, 2006, were therefore both $0.6 million lower than if the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company had continued to account for stock-based compensation under APB 25. For the six month period ended June 30, 2006, the Company’s income before income taxes and net income were both $1.5 million lower. Basic and diluted earnings per share were $0.02 and $0.06 lower for the three and six month periods ended June 30, 2006, respectively, than if the Company had continued to account for the stock-based compensation under APB 25.
     As of June 30, 2006, there was $9.4 million of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.1 years.
     Cash received from option exercises and Purchase Plan purchases was $19.6 million and $11.6 million for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises and Purchase Plan purchases totaled $6.9 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively.
     The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will use treasury shares if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the plan. With the exception of the changes made to the Purchase Plan discussed above, there were no modifications to the Company’s stock-based compensation plans during the three and six-month periods ended June 30, 2006.
     Pro Forma Net Income
     The following table provides pro forma net income and net income per share had the Company applied the fair value method of SFAS No. 123 for the three- and six-month periods ended June 30, 2005. The pro forma effects for the period presented are not necessarily indicative of the pro forma effects in future years (amounts in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$18,089	$16,451
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	363	458
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(978)	(1,621)

Pro forma net income	$17,474	$15,288

Earnings per share:
Basic — as reported	$0.76	$0.70
Basic — pro forma	$0.74	$0.65

Diluted — as reported	$0.75	$0.69
Diluted — pro forma	$0.73	$0.64

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. EARNINGS PER SHARE:
     Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Income before cumulative effect of a change in accounting principle	$24,872	$18,089	$47,183	$32,489
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(16,038)

Net income	$24,872	$18,089	$47,183	$16,451

Weighted average basic shares outstanding	24,558	23,737	24,300	23,596
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	282	248	347	339

Weighted average diluted shares outstanding	24,840	23,985	24,647	23,935

Earnings per share:
Basic:
Income before cumulative effect of a change in accounting principle	$1.01	$0.76	$1.94	$1.38
Cumulative effect of a change in accounting principle	—	—	—	(0.68)

Net income	$1.01	$0.76	$1.94	$0.70

Diluted:
Income before cumulative effect of a change in accounting principle	$1.00	$0.75	$1.91	$1.36
Cumulative effect of a change in accounting principle	—	—	—	(0.67)

Net income	$1.00	$0.75	$1.91	$0.69

     The adoption of SFAS 123(R) results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the employee stock purchase plan. This is due to a modification required by SFAS 123(R) of the treasury stock method calculation utilized to compute the dilutive effect of stock options. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards were 10,600 and 112,499 for the three months ended June 30, 2006 and 2005, respectively, and 169,633 and 93,236 for the six months ended June 30, 2006 and 2005, respectively.
5. LONG-TERM DEBT:
     On June 26, 2006, the Company issued $287.5 million aggregate principal amount of convertible senior notes (the “2.25% Notes”) at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933. The 2.25% Notes will bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes will be payable semiannually in arrears in cash on June 15th and December 15th of each year, beginning on December 15, 2006. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.
     The Company may not redeem the 2.25% Notes before June 20, 2011. On or after that date, but prior to June 15, 2016, the Company may redeem all or part of the 2.25% Notes if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which the Company mails the redemption notice. On or after June 15, 2016, the Company may redeem all or part of the 2.25% Notes at any time. Any redemption of the 2.25% Notes will be for cash at 100% of the principal amount of the 2.25% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Holders of the 2.25% Notes may require the Company to repurchase all or a portion of the 2.25% Notes on each of June 15, 2016, and June 15, 2026. In addition, if the Company experiences specified types of fundamental changes, holders of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the 2.25% Notes may require the Company to repurchase the 2.25% Notes. Any repurchase of the 2.25% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 2.25% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.
     The holders of the 2.25% Notes who convert their notes in connection with a change in control, or in the event that the Company’s common stock ceases to be listed, as defined in the Indenture for the 2.25% Notes (the “Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 2.25% Notes may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2.25% Notes, plus accrued and unpaid interest, if any.
     The 2.25% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 16.8267 shares of common stock per $1,000 principal amount of the 2.25% Notes (which is equal to an initial conversion price of approximately $59.43 per common share) subject to adjustment, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $77.259); (2) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate of the 2.25% Notes; (3) upon the occurrence of specified corporate transactions set forth in the Indenture; and (4) if the Company calls the 2.25% Notes for redemption. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the Indenture. Upon any conversion of the 2.25% notes, the Company will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of the Company’s common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of the Company’s common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock.
     The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of the Company’s Credit Facility, which may be re-borrowed; to repurchase 933,800 shares of the Company’s common stock for approximately $50 million; and to pay the approximate $35.7 million net cost of the purchased options and warrant transactions described below. Debt issue costs totaled approximately $6.5 million and are being amortized over a period of ten years (the point at which the holders can first require the Company to redeem the 2.25% Notes).
     The 2.25% Notes rank equal in right of payment to all of the Company’s other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of the Company’s subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of the Company’s subsidiaries.
     In connection with the issuance of the 2.25% Notes, the Company purchased ten-year call options on its common stock (the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to purchase a total of approximately 4.8 million shares of its common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million, which was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet at June 30, 2006, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and EITF No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’.” The cost of the Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2.25% Notes (ten years). Therefore, the Company has established a deferred tax asset, with a corresponding increase to additional paid-in capital, in the accompanying consolidated balance sheet at June 30, 2006.
     In addition to the purchase of the Purchased Options, the Company sold warrants in separate transactions (the “Warrants”). These Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The Warrants are exercisable for a maximum of 4.8 million shares of the Company’s common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions, including the failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the warrants is 9.7 million shares. On exercise of the Warrants, the Company will settle the difference between the then market price and the strike price of the Warrants in shares of its Common Stock. The proceeds from the sale of the Warrants were $80.6 million, which was recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheet at June 30, 2006, in accordance with SFAS 133, EITF No. 00-19 and EITF No. 01-6.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In accordance with EITF No. 00-19, future changes in the Company’s share price will have no effect on the carrying value of the Purchased Options or the Warrants. The Purchased Options and the Warrants are subject to early expiration upon the occurrence of certain events that may or may not be within the Company’s control. Should there be an early termination of the Purchased Options or the Warrants prior to the conversion of the 2.25% Notes from an event outside of the Company’s control, the amount of shares potentially due to or due from the Company under the Purchased Options or the Warrants will be based solely on the Company’s common stock price, and the amount of time remaining on the Purchased Options or the Warrants and will be settled in shares of the Company’s common stock. The Purchased Option and Warrant transactions were designed to increase the conversion price per share of the Company’s common stock from $59.43 to $80.31 (a 50% premium to the closing price of the Company’s common stock on the date that the 2.25% Convertible Notes were priced to investors) and, therefore, mitigate the potential dilution of the Company’s common stock upon conversion of the 2.25% Notes, if any.
6. COMMITMENTS AND CONTINGENCIES:
     Legal Proceedings
     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.
     The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state court actions. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June 2005, the Company’s Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlements are contingent upon and subject to court approval. The settlement of the state court actions was preliminarily approved by the state court in December 2005. As a result of that settlement, the state court certified a settlement class of certain Texas automobile purchasers. Dealers participating in the settlement, including a number of the Company’s Texas dealership subsidiaries, are expected to issue certificates for discounts off future vehicle purchases, refund cash in some circumstances, pay attorneys’ fees, and make certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. In addition, participating dealers have funded and will fund certain costs of the settlement, including costs associated with notice of the settlement to the class members. The federal action settlement does not involve the certification of any additional classes. The estimated remaining expense of the proposed settlements of $1.3 million has been included in accrued expenses in the accompanying consolidated financial statements. If the settlements are not approved, the Company will continue to vigorously assert available defenses in connection with these lawsuits. While the Company does not believe this litigation will have a material adverse effect on its financial position, results of operations or cash flows, no assurance can be given as to its ultimate outcome. A settlement on different terms or an adverse resolution of this matter in litigation could result in the payment of significant costs and damages.
     On August 29, 2005, the Company’s Dodge dealership in Metairie, Louisiana, suffered severe damage due to Hurricane Katrina and subsequent flooding. The dealership facility was leased. Pursuant to its terms, the Company terminated the lease based on damages suffered at the facility. The lessor disputed the termination as wrongful and instituted arbitration proceedings against the Company. The lessor demanded damages for alleged wrongful termination and other items related to alleged breaches of the lease agreement. In June 2006, the Company paid a total of $4.5 million in full and final settlement of all claims associated with the termination of the lease and in lieu of any further payments under the terms of the lease. At the time the lease was terminated, payments remaining due under the lease over the initial term thereof (155 months at the time of termination) totaled $16.3 million. The $4.5 million charge is reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.
     In addition to the foregoing cases, due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on its business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive-,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rebate- or warranty-related items. There are currently no legal or other proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position or results of operations.
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
     From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $36.7 million at June 30, 2006. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.
7. HURRICANE KATRINA AND HURRICANE RITA BUSINESS INTERRUPTION INSURANCE:
     On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, the Company operated six dealerships in the New Orleans area, consisting of nine franchises. Two of the dealerships are located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and remain closed, although the Dodge store in Metairie resumed limited operations from a satellite location. In June 2006, the Company terminated this franchise with DaimlerChrysler and ceased satellite operations. The West Bank stores reopened approximately two weeks after the storm. On September 24, 2005, Hurricane Rita came ashore along the Texas/Louisiana border, near Houston and Beaumont, Texas. The Company operated two dealerships in Beaumont, Texas, consisting of eleven franchises and nine dealerships in the Houston area consisting of seven franchises. As a result of the evacuation by many residents in Houston, and the aftermath of the storm in Beaumont, all of these dealerships were closed several days before and after the storm. All of these dealerships have since resumed operations.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company maintains business interruption insurance coverage under which it has filed claims totaling $7.8 million, after application of related deductibles, related to the effects of these two storms. During the second quarter of 2006, the Company settled all claims and received monies due with respect to $7.6 million of this amount. During 2005, the Company had recorded approximately $1.4 million of these proceeds, related to covered payroll and fixed cost expenditures incurred from August 29, 2005, to December 31, 2005. During the first quarter of 2006, the Company recorded approximately $0.2 million more of these proceeds, and during the second quarter recognized the remaining $6.0 million, all of which were reflected as a reduction of selling, general and administrative expense. Although the Company believes it is entitled to the remaining $0.2 million claimed, it is unable to recognize the additional amounts until all issues have been resolved. Any additional recoveries under this coverage, will be recognized as a reduction of selling, general and administrative expenses in the period in which all contingencies have been resolved.
     In addition to the business interruption recoveries noted above, the Company also incurred and has been reimbursed for approximately $0.8 million of expenses related to the clean-up and reopening of its affected dealerships. The Company recognized $0.7 million of these proceeds during 2005 and $0.1 million during the first quarter of 2006.
8. RELATED PARTY TRANSACTION:
     During the second quarter of 2006, the Company sold a Pontiac and GMC franchised dealership to a former employee for approximately $1.9 million, realizing a gain of approximately $0.8 million.

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
Overview
     We are a leading operator in the $1.0 trillion automotive retailing industry. We currently own and operate 134 franchises at 93 dealership locations and 29 collision centers. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in California, Florida, Georgia, Louisiana, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas.
     Prior to January 1, 2006, our retail network was organized into 13 regional dealership groups, or “platforms.” Effective January 1, 2006, we reorganized our operations into the following five regions (with the number of dealerships they currently comprise): (i) the Northeast (20 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (15 dealerships in Florida, Georgia and Louisiana), (iii) the South Central (36 dealerships in Oklahoma and Central and Southeast Texas), (iv) the West Central (11 dealerships in New Mexico and West Texas) and (v) the California (11 dealerships in California). Each region is managed by a regional vice president reporting directly to our chief executive officer.
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
     For the three and six months ended June 30, 2006, we reported net income of $24.9 million and $47.2 million and diluted earnings per share of $1.00 and $1.91, respectively, compared to net income of $18.1 million and $16.5 million and diluted earnings per share of $0.75 and $0.69, respectively, during the comparable periods of 2005. For some of our dealerships, our adoption of EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” in the first quarter of last year resulted in intangible franchise rights having carrying values that were in excess of their fair values. This required us to write-off the excess value of $16.0 million, net of deferred taxes of $10.2 million, or $0.67 per diluted share, as a cumulative effect of a change in accounting principle.

Key Performance Indicators
     The following table highlights certain of the key performance indicators we use to manage our business:
Consolidated Statistical Data

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2006	2005	2006	2005
Unit Sales
Retail Sales
New Vehicle	33,442	33,721	62,411	62,554
Used Vehicle	17,549	17,441	33,812	34,683

Total Retail Sales	50,991	51,162	96,223	97,237
Wholesale Sales	11,757	13,240	22,412	25,688

Total Vehicle Sales	62,748	64,402	118,635	122,925

Gross Margin
New Vehicle Retail	7.3%	7.0%	7.4%	7.0%
Used Vehicle	9.7%	8.9%	10.0%	9.1%
Parts and Service	54.5%	54.6%	54.4%	54.4%
Total Gross Margin	15.6%	15.2%	16.2%	15.6%
SG&A(1)as a % of Gross Profit	75.1%	80.1%	75.6%	80.6%
Operating Margin	3.6%	2.8%	3.6%	2.7%
Pretax Margin	2.5%	1.8%	2.5%	1.7%
Finance and Insurance
Revenues per Retail Unit Sold	$926	$945	$989	$966

(1)	Selling, general and administrative expenses.
     The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to same store results and variances, which are discussed in more detail in the Results of Operations section that follows.
     Our overall retail unit sales have decreased slightly as same store retail unit sales of new vehicles decreased 2.2% in the second quarter and 1.5% for the six-month period ended June 30, 2006, as compared to the comparable periods of 2005. Partially offsetting the second-quarter decline were a 2.2% increase in same store used vehicle retail unit sales and a slight contribution from newly acquired stores net of the loss of volume previously contributed from stores disposed. For the six months ended June 30, 2006, in addition to the decline in same store new vehicle units sales, we also experienced a 1.2% decline in retail used vehicle unit sales. These decreases were partially offset by the contribution from newly acquired stores net of the loss of volume previously contributed from stores disposed.
     With respect to same store new vehicle unit sales, for the three months ended June 30, 2006, as compared to 2005, we experienced a 1.0% increase in luxury brand sales and a 7.7% increase in import sales. These increases were, however, offset by a 15.4% decrease in domestic unit sales. We believe these results are consistent with the overall markets in which we operate and, specifically, reflect continued strong post-hurricane driven demand from our stores located in New Orleans and weaker performance in our other Southeast Region dealerships and West Central dealerships, most of which sell domestic brands. For the six months ended June 30, 2006, as compared to 2005, we experienced a 2.6% increase in luxury brand sales and a 5.3% increase in import sales. These increases were, however, offset by an 11.6% decrease in domestic unit sales. We believe these results are also consistent with the overall markets in which we operate.
     Offsetting the decline in same store unit sales were increases in same store new and used vehicle gross margin and gross profit per unit sold. Our new vehicle gross margin increased from 7.0% for the three months ended June 30, 2005, to 7.3% for the same period of 2006, resulting in our consolidated gross profit per new vehicle unit sold rising from $2,051 per unit in 2005, to $2,111 per unit in 2006. For the six months ended June 30, 2006, our same store new vehicle gross margin was 7.4%, as compared to 7.1% for the comparable period of 2005, and we saw a $107 increase in gross profit per unit sold from $2,060 in 2005, to $2,167 in 2006. With respect to used vehicles, during the second quarter we experienced a 6.0% increase in same store gross profit per retail unit sold, however we experienced a loss of $70 per wholesale unit compared to a loss of $36 per unit in 2005, resulting in an overall 90 basis-point improvement in total used vehicle gross margin, to 9.8% for the three months ended

June 30, 2006. For the six months ended June 30, 2006, as compared to 2005, we experienced an 8.7% increase in same store used vehicle gross profit per retail unit sold, and realized gross profit of $9 per wholesale unit compared to a loss of $9 per unit in 2005, resulting in an overall 100 basis-point improvement in total used vehicle gross margin, to 10.1% for the six months ended June 30, 2006.
     Our consolidated parts and service gross margin varied slightly between the second quarter and first six months of 2005 and the comparable periods of 2006, as the component (parts, service and collision) margins and mix stayed relatively consistent between the periods on a 1.0% and 1.5% increase in revenues for the three- and six-month periods, respectively.
     Our consolidated finance and insurance revenues decreased from $945 per retail unit sold in the second quarter of 2005 to $926 in 2006, primarily due a 2.9% decline in same store income per finance contract sold and a 0.9% decline in same store penetration of vehicle service contracts sold. We believe both of these declines resulted from increased subvented financing programs by the various manufacturers. For the six months ended June 30, 2006, we experienced an increase, to $989 per retail unit sold, from $966 per retail unit sold during the first six months of 2005. This increase was primarily due to a decrease in chargeback expense related to finance contracts, an increase in retroactive incentive monies earned on vehicle service contracts and an overall increase in the income from sales of guaranteed asset protection and other maintenance contracts sold.
     During 2006, our consolidated selling, general and administrative expenses (SG&A), as a percentage of gross profit, decreased from 80.1% and 80.6% for the three and six months ended June 30, 2005, to 75.1% and 75.6% for the comparable periods in 2006. This decrease resulted primarily from the combination of the increases in gross profit noted above, as well as cost reductions initiatives in personnel-related costs and advertising implemented in late 2005 and early 2006.
     The combination of the above factors contributed to a net increase in our operating margin to 3.6% for the three and six months ended June 30, 2006, from 2.8% and 2.7% for the three and six months ended June 30, 2005, respectively. After factoring in an increase in interest expense, primarily as a result of rising interest rates, our pretax margin increased to 2.5% for the three and six months ended June 30, 2006, from 1.8% and 1.7% for the three and six months ended June 30, 2005, respectively.
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
     Prior to January 1, 2006, we accounted for our stock option plans and our employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the employee stock purchase plan. However, stock-based compensation expense was recognized in periods prior to January 1, 2006, (and continues to be recognized) for restricted stock award issuances. Stock-based compensation expense using the fair value method under SFAS 123 was included as a pro forma disclosure in the financial statement footnotes and such disclosure continues to be provided for periods prior to 2006.
     Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first six months of 2006 includes: (a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) the fair value of the shares sold to employees subsequent to December 31, 2005, pursuant to the employee stock purchase plan. As permitted under the transition rules for SFAS 123(R), results for prior periods have not been restated. See Note 3.
     As a result of adopting SFAS 123(R) on January 1, 2006, we recognized $0.3 million of additional stock-based compensation expense related to stock options and $0.3 million related to the employee stock purchase plan during the three months ended June 30, 2006. During the six months ended June 30, 2006, we recognized $0.9 million of additional stock-based compensation expense related to stock options and $0.6 million related to the employee stock purchase plan. Income before income taxes and net income for the three-month period ended June 30, 2006, were therefore both $0.6 million lower than if we had continued to account for stock-based compensation under APB. For the six-month period ended June 30, 2006, income before income taxes and net income were both $1.5 million lower. Basic and diluted earnings per share were $0.02 and $0.06 lower for the three- and six-month periods ended June 30, 2006, respectively, than if we had continued to account for the stock-based compensation under APB 25.

Results of Operations
     The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2006 and 2005, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods, and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last month it was owned. Same Store results also include the activities of the corporate office, but exclude the results of our two New Orleans dealerships that remain closed as a result of Hurricane Katrina in August of 2005.
     The following table summarizes our combined Same Store results for the three and six months ended June 30, 2006, as compared to 2005.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Revenues
New vehicle retail	$928,882	(2.5)%	$952,251	$1,757,133	(0.6)%	$1,767,155
Used vehicle retail	281,681	4.7%	268,993	540,231	3.4%	522,624
Used vehicle wholesale	83,101	(18.3)%	101,747	160,630	(17.6)%	194,953
Parts and Service	160,982	2.6%	156,979	320,642	2.7%	312,206
Finance, insurance and other	45,653	(2.4)%	46,782	92,439	1.3%	91,238

Total revenues	1,500,299	(1.7)%	1,526,752	2,871,075	(0.6)%	2,888,176

Cost of Sales
New vehicle retail	861,329	(2.7)%	885,169	1,627,304	(0.9)%	1,641,923
Used vehicle retail	245,336	4.2%	235,441	469,583	2.8%	456,866
Used vehicle wholesale	83,876	(17.9)%	102,195	160,445	(17.8)%	195,180
Parts and Service	73,447	3.2%	71,173	146,710	3.1%	142,355

Total cost of sales	1,263,988	(2.3)%	1,293,978	2,404,042	(1.3)%	2,436,324

Gross profit	$236,311	1.5%	$232,774	$467,033	3.4%	$451,852

Selling, general and administrative expenses	$180,853	(2.2)%	$184,844	$356,712	(1.2)%	$361,142
Depreciation and amortization expenses	$4,316	5.2%	$4,103	$8,850	(7.4)%	$9,561
Floorplan interest expense	$12,595	31.5%	$9,580	$24,090	34.8%	$17,875
Gross Margin
New Vehicle Retail	7.3%		7.0%	7.4%		7.1%
Used Vehicle	9.8%		8.9%	10.1%		9.1%
Parts and Service	54.4%		54.7%	54.2%		54.4%
Total Gross Margin	15.8%		15.2%	16.3%		15.6%
SG&A as a % o f Gross Profit	76.5%		79.4%	76.4%		79.9%
Operating Margin	3.4%		2.9%	3.5%		2.8%
Finance and Insurance
Revenues per Retail Unit Sold	$929	(1.7)%	$945	$994	2.7%	$968
     The discussion that follows provides explanation for the variances noted above and each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three and six months ended June 30, 2006 and 2005.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Retail Unit Sales
Same Stores	32,001	(2.2)%	32,709	59,901	(1.5)%	60,801
Transactions	1,441		1,012	2,510		1,753

Total	33,442	(0.8)%	33,721	62,411	(0.2)%	62,554

Retail Sales Revenues
Same Stores	$928,882	(2.5)%	$952,251	$1,757,133	(0.6)%	$1,767,155
Transactions	39,517		28,124	71,394		47,165

Total	$968,399	(1.2)%	$980,375	$1,828,527	0.8%	$1,814,320

Gross Profit
Same Stores	$67,553	0.7%	$67,082	$129,830	3.7%	$125,232
Transactions	2,759		1,478	4,996		2,440

Total	$70,312	2.6%	$68,560	$134,826	5.6%	$127,672

Gross Profit per Retail Unit Sold
Same Stores	$2,111	2.9%	$2,051	$2,167	5.2%	$2,060
Transactions	$1,915		$1,460	$1,990		$1,392
Total	$2,103	3.4%	$2,033	$2,160	5.8%	$2,041

Gross Margin
Same Stores	7.3%		7.0%	7.4%		7.1%
Transactions	7.0%		5.3%	7.0%		5.2%
Total	7.3%		7.0%	7.4%		7.0%

Inventory Days Supply(1)
Same Stores	63	5.0%	60	63	5.0%	60
Transactions	47			47
Total	62	0.0%	62	62	0.0%	62

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multip lied by 30 days.
     New vehicle sales revenue decreased 1.2% for the three months ended June 30, 2006, as compared to 2005, as Same Store declines were partially offset by the net contribution from units sold at dealerships acquired and disposed. On a Same Store basis, our new vehicle revenues decreased 2.5%, while gross profit increased 0.7%. For the six months ended June 30, 2006, revenues increased 0.8% as Same Store declines were also offset by the net contribution from unit sold at dealerships acquired and disposed. On a Same Store basis, our new vehicle revenues decreased 0.6%, while gross profit increased 3.7%.
     Although we experienced declines in our unit sales of domestic nameplates throughout 2006, our ability to retain more gross profit from our sales of these brands (including the realization and retention of higher manufacturer incentives) and increased profit from sales of import brands, offset the impact of the overall unit decline and resulted in the increase in gross profit.

     The following table sets forth our top ten Same Store brands, based on retail unit sales volume:
Same Store New Vehicle Unit Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Toyota/Scion	9,102	9.5%	8,314	16,639	8.7%	15,309
Ford	4,312	(12.1)	4,906	8,470	(7.3)	9,138
Nissan	2,960	0.3	2,952	5,649	(4.0)	5,883
Honda	2,837	10.3	2,573	5,143	7.5	4,782
Chevrolet	2,038	(22.0)	2,613	3,601	(22.1)	4,624
Dodge	1,780	(4.8)	1,869	3,325	(1.6)	3,378
Lexus	1,546	7.3	1,441	2,846	8.2	2,631
BMW	1,068	(0.2)	1,070	2,070	10.3	1,877
Mercedes-Benz	1,026	18.8	864	1,940	16.7	1,663
Chrysler	811	(29.2)	1,146	1,677	(17.9)	2,043
Other	4,521	(8.9)	4,961	8,541	(9.8)	9,473

Total	32,001	(2.2)	32,709	59,901	(1.5)	60,801

     Although certain of our Same Store brand sales experienced year-over-year declines, others exceeded prior year sales highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands of which we sell. We anticipate that total industrywide sales of new vehicles throughout 2006 will be lower than 2005 and remain highly competitive. The level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict.
     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 71.5%, which occurred last quarter, to 158.0% of our total floorplan interest expense over the past three years. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total company assistance recognized in cost of goods sold during both the three months ended June 30, 2006 and 2005 was $9.7 million, while the assistance for the six months ended June 30, 2006 and 2005, was $18.2 million and $17.8 million, respectively.
     Finally, our total days’ supply of new vehicle inventory remained consistent with March 31, 2006 and June 30 2005, at 62 days’ supply. Our 62 days’ supply at June 30, 2006, was heavily weighted toward our domestic inventory, which stood at 93 days’ supply, versus our import and luxury brands in which we had a 43 days’ and 38 days’ supply, respectively. We remain focused on reducing our days’ supply of domestic vehicles, although the uneven nature of domestic incentive programs makes this more challenging. With respect to import and luxury brand vehicles, given the quick turn of these units which are often in high demand and low supply, we would like to increase our supply to facilitate higher overall unit sales, but we are dependent on the allocation allotments set by the applicable manufacturer.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Retail Unit Sales
Same Stores	17,141	2.2%	16,777	33,068	(1.2)%	33,468
Transactions	408		664	744		1,215

Total	17,549	0.6%	17,441	33,812	(2.5)%	34,683

Retail Sales Revenues
Same Stores	$281,681	4.7%	$268,993	$540,231	3.4%	$522,624
Transactions	8,079		9,794	15,449		17,708

Total	$289,760	3.9%	$278,787	$555,680	2.8%	$540,332

Gross Profit
Same Stores	$36,345	8.3%	$33,552	$70,647	7.4%	$65,758
Transactions	783		1,182	1,521		2,352

Total	$37,128	6.9%	$34,734	$72,168	6.0%	$68,110

Gross Profit per Retail Unit Sold
Same Stores	$2,120	6.0%	$2,000	$2,136	8.7%	$1,965
Transactions	$1,919		$1,780	$2,044		$1,936
Total	$2,116	6.2%	$1,992	$2,134	8.7%	$1,964

Gross Margin
Same Stores	12.9%		12.5%	13.1%		12.6%
Transactions	9.7%		12.1%	9.8%		13.3%
Total	12.8%		12.5%	13.0%		12.6%
     Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Wholesale Unit Sales
Same Stores	11,128	(11.1)%	12,524	21,377	(12.7)%	24,492
Transactions	629		716	1,035		1,196

Total	11,757	(11.2)%	13,240	22,412	(12.8)%	25,688

Wholesale Sales Revenues
Same Stores	$83,101	(18.3)%	$101,747	$160,630	(17.6)%	$194,953
Transactions	3,952		5,039	7,116		8,027

Total	$87,053	(18.5)%	$106,786	$167,746	(17.4)%	$202,980

Gross Profit (Loss)
Same Stores	$(775)	(73.0)%	$(448)	$185	181.5%	$(227)
Transactions	45		(144)	64		(247)

Total	$(730)	(23.3)%	$(592)	$249	152.5%	$(474)

Wholesale Profit (Loss ) per Wholesale Unit Sold
Same Stores	$(70)	(94.4)%	$(36)	$9	200.0%	$(9)
Transactions	$72		$(201)	$62		$(207)
Total	$(62)	(37.8)%	$(45)	$11	161.1%	$(18)

Gross Margin
Same Stores	(0.9)%		(0.4)%	0.1%		(0.1)%
Transactions	1.1%		(2.9)%	0.9%		(3.1)%
Total	(0.8)%		(0.6)%	0.1%		(0.2)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Used Vehicle Unit Sales
Same Stores	28,269	(3.5)%	29,301	54,445	(6.1)%	57,960
Transactions	1,037		1,380	1,779		2,411

Total	29,306	(4.5)%	30,681	56,224	(6.9)%	60,371

Sales Revenues
Same Stores	$364,782	(1.6)%	$370,740	$700,861	(2.3)%	$717,577
Transactions	12,031		14,833	22,565		25,735

Total	$376,813	(2.3)%	$385,573	$723,426	(2.7)%	$743,312

Gross Profit
Same Stores	$35,570	7.4%	$33,104	$70,832	8.1%	$65,531
Transactions	828		1,038	1,585		2,105

Total	$36,398	6.6%	$34,142	$72,417	7.1%	$67,636

Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,258	11.3%	$1,130	$1,301	15.0%	$1,131
Transactions	$798		$752	$891		$873
Total	$1,242	11.6%	$1,113	$1,288	15.0%	$1,120

Gross Margin
Same Stores	9.8%		8.9%	10.1%		9.1%
Transactions	6.9%		7.0%	7.0%		8.2%
Total	9.7%		8.9%	10.0%		9.1%

Inventory Days Supply (1)
Same Stores	30	3.4%	29	30	3.4%	29
Transactions	22			22
Total	29	0.0%	29	29	0.0%	29

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     Our used vehicle results are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our efforts to effectively manage the level and quality of our overall used vehicle inventory.
     During the second quarter of 2006, as compared to 2005, we experienced a 4.7% increase in Same Store used vehicle retail revenues, on 2.2% higher unit volume. In addition, we experienced increases in gross profit per retail unit sold, which were partially offset by higher losses per wholesale unit sold, culminating in a 7.4% increase in Same Store used vehicle gross profit. For the six months ended June 30, 2006, we experienced a 3.4% increase in Same Store used vehicle retail revenues, on 1.2% lower unit volume. However, we experienced increases in gross profit per retail unit sold and realized higher income from wholesale activity, culminating in an 8.1% increase in Same Store used vehicle gross profit.
     Stronger vehicle pricing, especially in our Southeast Region, driven by continued strong post-hurricane demand in New Orleans, and our South Central Region and the strategic focus we have placed on this aspect of our business, including the implementation of American Auto Exchange’s used vehicle management software in all of our dealerships, and on acquiring and retaining inventory of high quality, in demand vehicles, all contributed to improved results during the second quarter and first six months of 2006, as compared to 2005. Although we have experienced fluctuations in the volume and profitability of units wholesaled, we have increased the profitability of our retail sales, and therefore our overall used vehicle results, due in part to the aforementioned initiatives as well as an overall strength of the used vehicle market as compared to last year.
     Our used vehicle inventory stood at 29 days’ supply on June 30, 2006, an increase of one day from March 31, 2006, and consistent with June 30, 2005. As with new vehicles, although we continuously work to optimize our used vehicle inventory levels, the 29 days’ supply at June 30, 2006, remains low and, in all likelihood, will need to be increased in the coming months to provide adequate supply and selection. We currently target a 37 days’ supply for maximum operating efficiency.

Parts and Service Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Parts and Service Revenues
Same Stores	$160,982	2.6%	$156,979	$320,642	2.7%	$312,206
Transactions	3,659		6,078	6,865		10,311

Total	$164,641	1.0%	$163,057	$327,507	1.5%	$322,517

Gross Profit
Same Stores	$87,535	2.0%	$85,806	$173,932	2.4%	$169,851
Transactions	2,224		3,253	4,160		5,509

Total	$89,759	0.8%	$89,059	$178,092	1.6%	$175,360

Gross Margin
Same Stores	54.4%		54.7%	54.2%		54.4%
Transactions	60.8%		53.5%	60.6%		53.4%
Total	54.5%		54.6%	54.4%		54.4%
     Our Same Store parts and service revenues increased 2.6% and 2.7% during the three months and six months ended June 30, 2006, as compared to 2005, primarily because of increases in our parts business, as well as in our customer pay (non-warranty) service businesses. These increases were partially offset by decreases in our warranty related service sales and our collision business.
     Our Same Store parts sales increased $3.5 million and $7.0 million, or 3.8%, for the three and six months ended June 30, 2006, as compared to 2005. These increases were driven by a 7.6% and 6.6% increase in our lower margin wholesale sales and a 3.2% and 3.5% increase in our customer pay (non-warranty) parts sales, respectively. Despite increases in Same Store gross profit during the periods, this change in sales mix led to a slight decline in our overall parts gross margin as our individual retail and wholesale parts margins were relatively constant between the periods.
     Our Same Store overall service (including collision) revenue increased $0.5 million and $1.5 million during the three and six months ended June 30, 2006, as compared to 2005. The increase during the second quarter was attributable to a 5.0% increase in customer pay (non-warranty) service sales, which was partially offset by a decrease of 4.8% in warranty-related service revenue and an overall 4.9% decline in collision service revenues. The six-month increase, over 2005, was attributable to a 6.3% increase in customer pay (non-warranty) service sales, which was partially offset by a decrease of 6.2% in warranty-related service revenue and an overall 4.2% decline in collision service revenues. The increase in customer pay revenues resulted from various facility expansion projects and focused marketing activities in several of our regions. The decline in warranty-related service revenue was due to the benefit received in 2005 from some specific manufacturer quality issues that were remedied during late 2005, while the decline in collision service revenues was primarily attributable to the closing of three collision centers during 2005 and early 2006, partially offset by the opening of one new facility.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Retail New and Used Unit Sales
Same Stores	49,142	(0.7)%	49,486	92,969	(1.4)%	94,269
Transactions	1,849		1,676	3,254		2,968

Total	50,991	(0.3)%	51,162	96,223	(1.0)%	97,237

Retail Finance Fees
Same Stores	$17,827	(3.3)%	$18,443	$34,311	0.1%	$34,267
Transactions	644		663	1,187		1,078

Total	$18,471	(3.3)%	$19,106	$35,498	0.4%	$35,345

Vehicle Service Contract Fees
Same Stores	$16,161	(3.5)%	$16,742	$35,247	0.3%	$35,126
Transactions	568		506	993		951

Total	$16,729	(3.0)%	$17,248	$36,240	0.5%	$36,077

Insurance and Other
Same Stores	$11,665	0.6%	$11,597	$22,881	4.7%	$21,845
Transactions	328		377	532		644

Total	$11,993	0.2%	$11,974	$23,413	4.1%	$22,489

Total
Same Stores	$45,653	(2.4)%	$46,782	$92,439	1.3%	$91,238
Transactions	1,540		1,546	2,712		2,673

Total	$47,193	(2.3)%	$48,328	$95,151	1.3%	$93,911

Finance and Insurance Revenues per Unit Sold
Same Stores	$929	(1.7)%	$945	$994	2.7%	$968
Transactions	$833		$922	$833		$901
Total	$926	(2.0)%	$945	$989	2.4%	$966
     Our finance and insurance revenues per retail unit sold decreased 2.0% during the three months ended June 30, 2006, as compared to 2005, due to decreases in Same Store results. For the six months ended June 30, 2006, we experienced a 2.4% increase, resulting from a 2.7% increase in Same Store results, partially offset by the impact from recent acquisitions, which generally had lower penetration of finance and insurance products on sales of new and used vehicles than our existing stores.
     During the three months ended June 30, 2006, compared to 2005, Same Store retail finance fee income declined due to lower unit sales as well as a 2.9% decline in revenue per contract sold as various manufacturers moved toward subvented financing strategies. For the six months ended June 30, 2006, although we saw a decrease in our Same Store penetration rate of finance products, from 71.7% during 2005 to 70.3% in 2006, and a 1.4% decline in retail unit sales, our 2006 Same Store retail finance fee income increased slightly, due primarily to a $1.0 million decrease in chargeback expense. The decrease in chargeback expense was due to a decrease in customer refinancing activity, in which a customer obtains a new, lower rate loan from a third-party source in order to replace the original loan chosen by the customer to obtain upfront manufacturer incentives. This activity declined during the latter part of 2005 as the manufactures moved towards employee pricing and away from other incentives during 2005.
     During the three months ended June 30, 2006, as compared to 2005, our Same Store vehicle service contract fees decreased 3.5% due primarily to a decline in penetration rates from 37.0% in 2005 to 36.1% in 2006. We also believe that subvented financing offers, especially those with short-duration contracts, also limit our ability to sell other products. For the six months ended June 30, 2006, Same Store vehicle service contract fees were essentially flat as a $0.5 million reduction in chargeback expense and a 2.0% increase in revenue per contract were essentially offset by a 0.5% decline in penetration rates and lower unit sales.

     Our 2006 Same Store insurance and other sales revenue increased 0.6% and 4.7% for the three and six months ended June 30, 2006, as compared to the comparable periods of 2005, primarily because of increases in income from the sale of guaranteed asset protection and maintenance insurance products.
Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Personnel
Same Stores	$106,705	(5.1)%	$112,484	$212,609	(3.6)%	$220,487
Transactions	3,113		3,941	5,787		6,972

Total	$109,818	(5.7)%	$116,425	$218,396	(4.0)%	$227,459

Advertising
Same Stores	$16,120	(5.4)%	$17,036	$30,838	(6.4)%	$32,955
Transactions	706		699	1,363		1,350

Total	$16,826	(5.1)%	$17,735	$32,201	(6.1)%	$34,305

Rent and Facility Costs
Same Stores	$23,181	10.9%	$20,905	$47,117	12.1%	$42,013
Transactions	764		1,495	1,436		2,744

Total	$23,945	6.9%	$22,400	$48,553	8.5%	$44,757

Other SG&A
Same Stores	$34,847	1.2%	$34,419	$66,148	0.7%	$65,687
Transactions	(2,492)		1,368	(1,878)		2,429

Total	$32,355	(9.6)%	$35,787	$64,270	(5.6)%	$68,116

Total SG&A
Same Stores	$180,853	(2.2)%	$184,844	$356,712	(1.2)%	$361,142
Transactions	2,091		7,503	6,708		13,495

Total	$182,944	(4.9)%	$192,347	$363,420	(3.0)%	$374,637

Total Gross Profit
Same Stores	$236,311	1.5%	$232,774	$467,033	3.4%	$451,852
Transactions	7,351		7,315	13,453		12,727

Total	$243,662	1.5%	$240,089	$480,486	3.4%	$464,579

SG&A as % o f Gross Profit
Same Stores	76.5%		79.4%	76.4%		79.9%
Transactions	28.4%		102.6%	49.9%		106.0%
Total	75.1%		80.1%	75.6%		80.6%

Approximate Number of Employees at June 30,	8,200		8,600	8,200		8,600
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
     SG&A expenses decreased as a percentage of gross profit from 80.1% and 80.6% during the three and six months ended June 30, 2005, respectively, to 75.1% and 75.6% for the comparable periods of 2006. These decreases resulted primarily from the combination of increases in overall gross profit, while at the same time realizing reductions in personnel-related costs and advertising expenditures due to cost reduction efforts enacted during late 2005 and the first quarter of 2006. Although we expect our overall cost structure to remain lower than prior periods’, our SG&A as a percentage of gross profit statistic is strongly influenced by the level of gross profit we realize. In addition, our advertising expenditures will vary period to period based upon current trends, market factors and other circumstances in each individual market.
     The 10.9% and 12.1% increases in Same Store rent and facility costs for the three- and six-month periods are primarily due to rent increases associated with facilities which we sold and leased back in 2005. In addition, we incurred approximately $0.5 million and $0.9 million of rent and other carrying costs on projects under construction that were expensed in the three and six months ended June 30, 2006, respectively, which, under prior accounting guidance, was permitted to be capitalized.
     Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. The $2.5 million and $1.9 million benefit from Transactions during the three and six months ended June 30, 2006, resulted primarily from the business interruption insurance recoveries discussed below net of the $4.5 million legal settlement with respect to our New Orleans Dodge facility lease dispute. Excluding the impact of this legal settlement and business interruption insurance proceeds, our consolidated SG&A as a percentage of gross profit would have been 75.7% for the second quarter of 2006, or a 440 basis point decline from the second quarter of 2005.
     Impact of business interruption insurance recoveries
     On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, we operated six dealerships in the New Orleans area, consisting of nine franchises. Two of the dealerships are located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and remain closed, although our Dodge store in Metairie resumed limited operations from a satellite location. In June 2006, the Company terminated this franchise with DaimlerChrysler and ceased satellite operations. The West Bank stores reopened approximately two weeks after the storm. On September 24, 2005, Hurricane Rita came ashore along the Texas/Louisiana border, near Houston and Beaumont, Texas. We operated two dealerships in Beaumont, Texas, consisting of eleven franchises and nine dealerships in the Houston area consisting of seven franchises. As a result of the evacuation by many residents in Houston, and the aftermath of the storm in Beaumont, all of these dealerships were closed several days before and after the storm. All of these dealerships have since resumed operations.
     We maintain business interruption insurance coverage under which we have filed claims totaling $7.8 million, after application of related deductibles, related to the effects of these two storms. During the second quarter of 2006, we settled all claims and received monies due with respect to $7.6 million of this amount. During 2005, we had recorded approximately $1.4 million of these proceeds, related to covered payroll and fixed cost expenditures incurred from August 29, 2005, to December 31, 2005. During the first quarter of 2006, we recorded approximately $0.3 million more of these proceeds, and during the second quarter recognized the remaining $5.9 million, all of which we reflected as a reduction of other SG&A. Although we believe we are entitled to the remaining $0.2 million claimed, we are unable to recognize the additional amounts until all issues have been resolved. Any additional recoveries under this coverage, will be recognized as a reduction of other SG&A in the period in which all contingencies have been resolved.
     Dealer Management System Conversion
     On March 30, 2006, we announced that the Dealer Services Group of Automatic Data Processing Inc. (“ADP”) would become the sole dealership management system (“DMS”) provider for our existing stores. Approximately 70% of our stores are currently operating on the ADP platform. The remaining stores, located in California, Florida, Georgia and Texas, will be converted to ADP over the next 12 months, further standardizing operational processes throughout our dealerships. This conversion will also be another key enabler in supporting efforts to standardize backroom processes and share best practices across all dealerships. We expect to incur some charges for exiting contracts with other system providers, with the majority of these charges to be incurred in 2006 as each store begins the conversion process. The amount of these charges has not yet been finally determined but is expected to be in the range of $3.0 million to $4.5 million.
Depreciation and Amortization Expense
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005

Same Stores	$4,316	5.2%	$4,103	$8,850	(7.4)%	$9,561
Transactions	56		199	85		364

Total	$4,372	1.6%	$4,302	$8,935	(10.0)%	$9,925

     Our Same Store depreciation and amortization expense decreased during the six months ended June 30, 2006, primarily as a result of a $1.0 million charge taken during the first quarter of 2005, resulting from an adjustment to the depreciable lives of certain of our leasehold improvements to better reflect their remaining useful lives.

Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005

Same Stores	$12,595	31.5%	$9,580	$24,090	34.8%	$17,875
Transactions	438		494	788		864

Total	$13,033	29.4%	$10,074	$24,878	32.8%	$18,739

Memo:
Manufacturer’s assistance	$9,691	0.4%	$9,656	18,162	1.8%	17,835
     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense increased during the three months ended June 30, 2006, compared to 2005, primarily as a result of an approximate 206 basis-point increase in weighted average interest rates, partially offset by a $60.2 million decrease in weighted average floorplan borrowings outstanding between the periods. For the six months ended June 30, 2006, the increase in floorplan interest expense was primarily the result of an approximate 213 basis-point increase in weighted average interest rates, partially offset by a $71.7 million decrease in weighted average floorplan borrowings outstanding. Both the quarter and year-to-date periods ended June 30, 2006, benefited slightly from the paydown of floorplan borrowings with proceeds from the issuance of our 2.25% convertible senior notes (“2.25% Notes”) in late June.
Other Interest Expense, net
     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, decreased $0.7 million, or 15.1%, to $4.0 million for the three months ended June 30, 2006, from $4.7 million for the three months ended June 30, 2005. This decrease was primarily due to an approximate $50.7 million decrease in weighted average borrowings outstanding between the periods, due to lower acquisition line borrowings, partially offset by a 63 basis-point increase in weighted average interest rates. For the six months ended June 30, 2006, interest expense decreased $1.8 million, or 18.8%, to $8.0 million from $9.8 million for the six months ended June 30, 2005. This decrease was primarily due to an approximate $66.5 million decrease in weighted average borrowings outstanding between the periods, due to lower acquisition line borrowings, partially offset by an 86 basis-point increase in weighted average interest rates. Both periods of 2006 were slightly impacted by the issuance of the 2.25% Notes in late June 2006.
Provision for Income Taxes
     Our provision for income taxes increased $3.6 million to $14.2 million for the three months ended June 30, 2006, from $10.6 million for the three months ended June 30, 2005. Our effective tax rate decreased to 36.3%, from 36.9% for the three months ended June 30, 2005, due primarily to the benefit from tax credits associated with our employment activity in the Hurricane Katrina and Hurricane Rita impact zone. This benefit was partially offset by the impact of our adoption of SFAS 123(R) and changes to the distribution of our earnings in taxable state jurisdictions. For the six months ended June 30, 2006, our provision for income taxes increased, excluding the 2005 tax benefit associated with the cumulative effect of a change in accounting principle discussed below, $8.9 million to $27.8 million for the six months ended June 30, 2006, from $19.0 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, our effective tax rate increased to 37.1%, from 36.9% for the six months ended June 30, 2005, due primarily to the impact of our adoption of SFAS 123(R) and changes to the distribution of our earnings in taxable state jurisdictions, partially offset by the employment tax credits previously noted.
     With respect to the adoption of SFAS 123(R), our option grants include options that qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options may cause variability in our effective tax rate in future periods. In the period the compensation cost related to incentive stock options is recorded, a corresponding tax benefit is not recorded, as based on the design of these incentive stock options, we are not expected to receive a tax deduction related to the exercise of such incentive stock options. However, if upon exercise such incentive stock options fail to continue to meet the qualifications for treatment as incentive stock options, we may be eligible for certain tax deductions in subsequent periods. In such cases, we would record a tax benefit for the lower of the actual income tax deduction or the amount of the corresponding cumulative stock compensation cost recorded in the financial statements for the particular options multiplied by the statutory tax rate.

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
Sources of Liquidity and Capital Resources
     Cash on Hand. As of June 30, 2006, our total cash on hand was $77.5 million.
     Cash Flows. The following table sets forth selected information from our statements of cash flow:

	For the Six
	Months Ended June 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$54,388	$92,388
Net cash used in investing activities	(37,433)	(52,258)
Net cash provided by (used in) financing activities	22,804	(49,431)

Net increase (decrease) in cash and cash equivalents	$39,759	$(9,301)

     Operating activities. For six months ended June 30, 2006, we received $54.4 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges.
     For the six months ended June 30, 2005, we generated $92.4 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges, including the $16.0 million after-tax charge related to the change in accounting principle and a $31.9 million decrease in inventories, most of which were not financed by floorplan notes payable with manufacturer affiliates.
     Investing activities. During the first six months of 2006, we used approximately $37.4 million in investing activities. We used $40.6 million for acquisitions, net of cash received, and $30.1 million for purchases of property and equipment. Approximately $22.7 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $36.2 million in proceeds from sales of franchises and other property and equipment.
     During the first six months of 2005, we used approximately $52.3 million in investing activities. We used $32.7 million for acquisitions, net of cash received, and $28.3 million for purchases of property and equipment. Approximately $22.1 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $8.6 million in proceeds from sales of property and equipment.
     Financing activities. We obtained approximately $22.8 million from financing activities during the six months ended June 30, 2006, primarily from $281.0 million of net proceeds from the issuance of the 2.25% Notes, $80.6 million of proceeds from the sale of the warrants discussed below in Uses of Liquidity and Capital Resources, and $19.6 million of proceeds from the issuance of common stock to benefit plans. Offsetting these receipts was $116.3 million used to purchase the calls on our common stock discussed below in Uses of Liquidity and Capital Resources, $53.7 million used to repurchase outstanding common stock, and $179.7 million used to repay outstanding borrowings under the floorplan line of our syndicated credit facility.

     We used approximately $49.4 million in financing activities during the six months ended June 30, 2005, primarily to repay floorplan and acquisition line borrowings under our revolving credit facility. We received $11.6 million during this period in connection with the exercise of stock options and the sale of shares pursuant to our employee stock purchase plan.
     Working Capital. At June 30, 2006, we had working capital of $366.3 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, also subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures and/or general corporate purposes.
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
     Our revolving credit facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements. We were in compliance with these covenants at June 30, 2006.
     Ford Motor Credit Facility. The Ford Motor Credit Company Facility, which we refer to as the FMCC Facility, provides financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The FMCC Facility, which matures in December 2006, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. We expect the net cost of our borrowings under the FMCC facility, after all incentives, to approximate the cost of borrowing under the Floorplan Line of our revolving credit facility. We believe we will be able to negotiate renewal of the FMCC Facility when it matures in December 2006, on similar terms and conditions, however should we choose not to renew we believe we have sufficient other borrowing capacity to fund the acquisition of our Ford, Lincoln and Mercury new vehicle inventory.
     DaimlerChrysler Facility. The DaimlerChrysler Facility, which also matures in December 2006, provides for up to $300.0 million of financing for our entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory at an interest rate equal to LIBOR plus a spread of 175 to 225 basis points minus certain incentives. We expect the net cost of our borrowings under the DaimlerChrysler Facility, after all incentives, to approximate the cost of borrowing under the Floorplan Line. We believe we will be able to negotiate renewal of the DaimlerChyrsler Facility when it matures in December 2006, on similar terms and conditions, however should we choose not to renew we believe we have sufficient other borrowing capacity to fund the acquisition of our Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory.

     The following table summarizes the current position of our credit facilities as of June 30, 2006:

	Total
Credit Facility	Commitment	Outstanding	Available
		(in thousands)
Floorplan Line	$750,000	$227,649	$522,351
Acquisition Line (1)	200,000	14,400	185,600

Total Revolving Credit Facility	950,000	242,049	707,951
FMCC Facility	300,000	158,157	141,843
DaimlerChrysler Facility	300,000	173,255	126,745

Total Credit Facilities (2)	$1,550,000	$573,461	$976,539

(1)	The outs tanding balance at June 30, 2006, includes $14.4 million of letters of credit.

(2)	Outstanding balance excludes $26.3 million of borrowings with manufacturer-affiliates for rental vehicle financing not associated with any of the Company’s credit facilities.
     Long-Term Debt. On June 26, 2006, we issued $287.5 million aggregate principal amount of the 2.25% Notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933. The 2.25% Notes will bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes will be payable semiannually in arrears in cash on June 15th and December 15th of each year, beginning on December 15, 2006. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.
     We may not redeem the 2.25% Notes before June 20, 2011. On or after that date, but prior to June 15, 2016, we may redeem all or part of the 2.25% Notes if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which we mail the redemption notice. On or after June 15, 2016, we may redeem all or part of the 2.25% Notes at any time. Any redemption of the 2.25% Notes will be for cash at 100% of the principal amount of the 2.25% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Holders of the 2.25% Notes may require us to repurchase all or a portion of the 2.25% Notes on each of June 15, 2016, and June 15, 2026. In addition, if we experience specified types of fundamental changes, holders of the 2.25% Notes may require us to repurchase the 2.25% Notes. Any repurchase of the 2.25% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 2.25% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.
     The holders of the 2.25% Notes who convert their notes in connection with a change in control, or in the event that the our common stock ceases to be listed, as defined in the Indenture for the 2.25% Notes (the “Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 2.25% Notes may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2.25% Notes, plus accrued and unpaid interest, if any.
     The 2.25% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 16.8267 shares of common stock per $1,000 principal amount of the 2.25% Notes (which is equal to an initial conversion price of approximately $59.43 per common share) subject to adjustment, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $77.259); (2) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of our common stock and the conversion rate of the 2.25% Notes; (3) upon the occurrence of specified corporate transactions set forth in the Indenture; and (4) if we call the 2.25% Notes for redemption. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the Indenture. Upon any conversion of the 2.25% notes, we will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of our common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of our common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock.
     The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of our Credit Facility, which may be re-borrowed; to repurchase 933,800 shares of our common stock for approximately $50 million; and to pay the approximate $35.7 million net cost of the purchased options and warrant transactions described below in Uses of Liquidity and Capital Resources. Debt issue costs totaled approximately $6.5 million and are being amortized over a period of ten years (the point at which the holders can first require us to redeem the 2.25% Notes).

     The 2.25% Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries.
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
     Acquisitions. Our acquisition target for 2006 is to complete strategic acquisitions that have approximately $500.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities and our Acquisition Line. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. Thus, our targeted acquisition budget of $500.0 million is expected to cost us between $100.0 and $125.0 million, excluding the amount incurred to finance vehicle inventories. Since December 31, 2005, we have completed the acquisition of three franchises and have been granted two additional add-point franchises.
     Purchase of Convertible Note Hedge . In connection with the issuance of the 2.25% Notes, we purchased ten-year call options on our common stock (the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Notes, we have the right to purchase a total of approximately 4.8 million shares of our common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million. The cost of the Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.
     In addition to the purchase of the Purchased Options, we sold warrants in separate transactions (the “Warrants”). These Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The Warrants are exercisable for a maximum of 4.8 million shares of our common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the warrants is 9.7 million shares. The proceeds from the sale of the Warrants were $80.6 million.
     The Purchased Option and Warrant transactions were designed to increase the conversion price per share of our common stock from $59.43 to $80.31 (a 50% premium to the closing price of the Company’s common stock on the date that the 2.25% Convertible Notes were priced to investors) and, therefore, mitigate the potential dilution of our common stock upon conversion of the 2.25% Notes, if any.

     No shares of our common stock have been issued or received under the Purchased Options or the Warrants. Since the price of our common stock was less than $59.43 at June 30, 2006, the intrinsic value of both the Purchased Options and the Warrants, as expressed in shares of the Company’s common stock, was zero. Changes in the price of the Company’s common stock will impact the share settlement of the 2.25% Notes, the Purchased Options and the Warrants as illustrated below (shares in thousands):

	Net Shares Issuable	Share Entitlement	Shares		Potential
Company	Under the 2.25%	Under the Purchased	Issuable Under	Net Shares	EPS
Stock Price	Notes	Options	the Warrants	Issuable	Dilution
		(in thousands)
$57.00	—	—	—	—	—
$59.50	6	(6)	—	—	6
$62.00	201	(201)	—	—	201
$64.50	380	(380)	—	—	380
$67.00	547	(547)	—	—	547
$69.50	701	(701)	—	—	701
$72.00	845	(845)	—	—	845
$74.50	979	(979)	—	—	979
$77.00	1,104	(1,104)	—	—	1,104
$79.50	1,221	(1,221)	—	—	1,221
$82.00	1,332	(1,332)	100	100	1,431
$84.50	1,435	(1,435)	240	240	1,675
$87.00	1,533	(1,533)	372	372	1,905
$89.50	1,625	(1,625)	497	497	2,122
$92.00	1,713	(1,713)	615	615	2,327
$94.50	1,795	(1,795)	726	726	2,522
$97.00	1,874	(1,874)	832	832	2,706
$99.50	1,948	(1,948)	933	933	2,881
$102.00	2,019	(2,019)	1,029	1,029	3,048
     For dilutive earnings-per-share calculations, we will be required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the Warrants as depicted in the table above under the heading “Potential EPS Dilution.” Although the Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for earnings per share purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive.
     Stock Repurchases. In March 2006, our Board of Directors authorized us to repurchase up to $42.0 million of our common stock. In June 2006, this authorization was replaced with a $50.0 million authorization concurrent with the issuance of the 2.25% Notes. In conjunction with the issuance of the 2.25% Notes, we repurchased 933,800 shares of our common stock, exhausting the entire $50.0 million authorization.
     In addition, under separate authorization, in March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan on a quarterly basis. The Company currently expects these approved repurchases to total approximately 190,000 shares during 2006. Pursuant to this authorization, a total of 66,000 shares were repurchased during the first six months of 2006, at a cost of approximately $3.7 million. Approximately $1.6 million of the funds for such repurchases came from employee contributions during the period.
     Dividends. Prior to 2006, we had never declared or paid dividends on our common stock. During the first six months of 2006, our Board of Directors declared dividends of $0.13 per common share for the fourth quarter of 2005 and $0.14 per common share for the first quarter of 2006. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $6.7 million in the first six months of 2006. The payment of any future dividend is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
     Provisions of our credit facilities and our 8.25% senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of June 30, 2006, our 8.25% senior subordinated notes indenture, the most restrictive agreement with respect to such limits, limited future dividends and stock repurchases to $32.6 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2010 and our 8.25% senior subordinated notes mature in 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information about our market sensitive financial instruments updates was provided as of December 31, 2005, in our Annual Report on Form 10-K. There have been no significant changes in our market risk from those disclosed at that time during the three months ended June 30, 2006.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006, to ensure that material information was accumulated, and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the three months ended June 30, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
     On August 29, 2005, our Dodge dealership in Metairie, Louisiana, suffered severe damage due to Hurricane Katrina and subsequent flooding. The dealership facility was leased. Pursuant to its terms, we terminated the lease based on damages suffered at the facility. The lessor disputed the termination as wrongful and instituted arbitration proceedings. The lessor demanded damages for alleged wrongful termination and other items related to alleged breaches of the lease agreement. In June 2006, we paid a total of $4.5 million in full and final settlement of all claims associated with the termination of the lease and in lieu of any further payments under the terms of the lease. At the time the lease was terminated, payments remaining due under the lease over the initial term thereof (155 months at the time of termination) totaled $16.3 million. The $4.5 million charge is reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.
     In addition to the foregoing cases, due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business we are required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive-, rebate- or warranty-related items. There are currently no legal or other proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes in our risk factors as previously disclosed in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in the Company’s Form 8-K filed on June 19, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 26, 2006, the Company issued $287.5 million aggregate principal amount of the 2.25% Notes in a private offering to J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities, Inc. Morgan Stanley & co. Incorporated, Wachovia Capital Markets, LLC and U.S. Bancorp Investments, Inc. (collectively, the “Initial Purchasers”). The Company received net proceeds of $281.0 million after deducting the Initial Purchaser’s discount of $6.5 million.
     In connection with the issuance of the 2.25% Notes, the Company purchased the Purchased Options from J.P. Morgan Securities Inc. and Banc of America Securities LLC. Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to purchase a total of approximately 4.8 million shares of its common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million.
     In addition to the purchase of the Purchased Options, the Company sold the Warrants to J.P. Morgan Securities Inc. and Banc of America Securities LLC in separate transactions. These Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The Warrants are exercisable for a maximum of 4.8 million shares of the Company’s common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions, including the failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the warrants is 9.7 million shares. The proceeds from the sale of the Warrants were $80.6 million.
     The Company relied on Section 4(2) under the Securities Act of 1933 as an exemption from any requirement under the Securities Act to register the issuance and sale of the 2.25% Notes and the Warrants.
     From time to time, our Board of Directors authorizes us to repurchase shares of the Company’s common stock, subject to the restrictions of various debt agreements and our judgment. In March 2006, our Board of Directors authorized us to repurchase up to $42.0 million of the Company’s common stock. In June 2006, this authorization was replaced with a $50.0 million authorization.

			Maximum Value
			of Shares That
			May be
	Shares	Average Price	Purchased Under
Period	Repurchased	Paid per Share	the Plan
			(thousands)
Beginning dollar amount available for repurchases as of April 1, 2006			$50,000

April 1 - 30, 2006	—	$—
May 1 - 31, 2006	—	$—
June 1 - 30, 2006	933,800	$53.54	$(49,996)

Total shares repurchased	933,800		(49,996)

Ending dollar amount available for repurchases as of June 30, 2006			$4

     In addition, under separate authorization, in March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan on a quarterly basis. The Company currently expects these approved repurchases to total approximately 190,000 shares during 2006.

	Shares	Average Price
Period	Repurchased	Paid per Share
April 1 - 30, 2006	1,000	$47.92
May 1 - 31, 2006	30,000	$60.31
June 1 - 30, 2006	20,000	$55.02

Total shares repurchased	51,000

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the May 25, 2006, Annual Meeting of Stockholders, our stockholders voted on three matters.
1	Election of two directors: The stockholders elected two (2) nominees as directors for a three-year term based on the following voting results:

	Votes Cast:
Nominees Elected	For	Withheld
Earl J. Hesterberg	22,802,366	95,099
Robert E. Howard II	22,488,936	408,529
Our other continuing directors are:
John L. Adams
Louis E. Lataif
J. Terry Strange
Stephen D. Quinn
Max P. Watson, Jr.
2	Ratification of the appointment of Ernst & Young LLP as Independent Auditors:

The stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the year ended December 31, 2006. The results of the voting were as follows:

For	22,818,171
Against	77,658
Abstain	1,636
3	Approval to amend the 1998 Employee Stock Purchase Plan:

The stockholders approved an amendment to the 1998 Employee Stock Purchase Plan to (i) increase the number of shares available for issuance under the plan from 2,000,000 to 2,500,000 shares, and (ii) extend the duration of the plan to March 6, 2016. The results of the voting were as follows:

For	20,934,459
Against	43,263
Abstain	6,292
Item 5. Other Information
     None.

Item 6. Exhibits
11.1	Statement re: computation of earnings per share is included under Note 4 to the financial statements.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Group 1 Automotive, Inc.
August 8, 2006	By:	/s/ John C. Rickel
Date		John C. Rickel
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
11.1	Statement re: computation of earnings per share is included under Note 4 to the financial statements.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.