Form 10-K/A
period 2005-12-31
GROUP 1 AUTOMOTIVE INC
filed 2006-09-01
CIK 1031203

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
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑          No ☐
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of ‘large accelerated filer and accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer     ☐          Accelerated Filer ☑          Non-accelerated Filer ☐
      Indicate by check mark whether the Registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act) Yes ☐          No ☑
      The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $523.1 million based on the reported last sale price of common stock on June 30, 2005, which is the last business day of the Registrant’s most recently completed second quarter.
      As of July 31, 2006, there were 24,028,432 shares of our common stock, par value $.01 per share, outstanding.

Amendment No. 1 Explanatory Note
      This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2005 for Group 1 Automotive Inc. (the “Annual Report”) is filed solely for the purpose of revising page F-2 of Part IV, Item 15 Exhibits and Financial Statement Schedules, to include a revised Report of Independent Registered Public Accounting Firm. This report was revised to include an explanatory paragraph to refer to the Company’s change in method of accounting for indefinite lived intangible assets. The attached revised Report of Independent Registered Public Accounting Firm and accompanying financial statements and notes is substituted for the form of report and financial statements filed on March 2, 2006. Except as described above, no other changes have been made to the Annual Report. Other unaffected Items of the Annual Report have not been included in this Amendment No. 1.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this amended Annual Report on Form 10-K/A.
      (b) Other Information

None.
      (c) Exhibits

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
3.2		—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
3.3		—	Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
4.1		—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
4.2		—	Subordinated Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 Registration No. 333-109080).
4.3		—	First Supplemental Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4 Registration No. 333-109080).
4.4		—	Form of Subordinated Debt Securities (included in Exhibit 4.3).
10	.1*	—	Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2001).
10	.2*	—	First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002 (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).
10	.3*	—	Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1997).
10	.4*	—	Employment Agreement between the Company and Earl J. Hesterberg, Jr. dated April 9, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated April 9, 2005).

Exhibit
Number			Description

10	.5*	—	Compensation Arrangement between the Company and John C. Rickel (Incorporated by reference to the section titled “Executive Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated December 19, 2005 and to the section titled “EPS Goals” in Item 1.01 of the Company’s Current Report on Form 8-K/A (File No. 001-13461) dated December 19, 2005).
10	.6*	—	Separation Agreement and General Release by and between the Company and B.B. Hollingsworth, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2005).
10	.7*	—	Severance Agreement by and between the Company and Robert T. Ray dated December 5, 2005 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005).
10	.8*	—	Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “Executive Officer Compensation — Adoption of Bonus Plan” in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.9*	—	Group 1 Automotive, Inc. Director Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-13461) dated November 17, 2004, and to the section titled “Director Compensation — Change in Director Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.10*	—	Executive Compensation Arrangement of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “Executive Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated December 19, 2005 and to the section titled “EPS Goals” in Item 1.01 of the Company’s Current Report on Form 8-K/A (File No. 001-13461) dated December 19, 2005).
10	.11*	—	Split Dollar Life Insurance Agreement, dated as of January 23, 2002, between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002).
10	.12*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-83260).
10	.13*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-115962).
10	.14*	—	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.15*	—	First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.16*	—	Second Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 1999).
10	.17*	—	Third Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-75784).
10	.18*	—	Fourth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-115961).
10	.19*	—	Fifth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.20*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004).
10	.21*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004).
10	.22*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.23*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).

Exhibit
Number			Description

10	.24*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.25*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.26*	—	Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.27*	—	First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998).
10	.28*	—	Second Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-75754).
10	.29*	—	Third Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.30*	—	Fourth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.31*	—	Fifth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.32*	—	Sixth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004).
10.33		—	Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.34		—	Sixth Amended and Restated Revolving Credit Agreement, dated as of December 16, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated December 19, 2005).
10.35		—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003).
10.36		—	Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.37		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.38		—	Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc. dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.39		—	Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.40		—	Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.41		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.42		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998).

Exhibit
Number			Description

10.43		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998).
10.44		—	Form of Nissan Division Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).
10.45		—	Form of Infiniti Division Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).
10.46		—	Lease Agreement between Howard Pontiac GMC, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.47		—	Lease Agreement between Bob Howard Motors, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.48		—	Lease Agreement between Bob Howard Chevrolet, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.49		—	Lease Agreement between Bob Howard Automotive-East, Inc. and REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002).
10.50		—	Lease Agreement between Howard-H, Inc. and REHCO, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002).
10.51		—	Lease Agreement between Howard Pontiac-GMC, Inc. and North Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002).
10.52		—	Lease Agreement between Howard-Ford, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).
10.53		—	Amendment and Assignment of Lease between Howard Ford, Inc., Howard-FLM, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).
10.54		—	Lease Agreement between Bob Howard Motors, Inc. and REHCO, L.L.C., (Incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005).
11.1		—	Statement re: computation of earnings per share is included under Note 2 to the financial statements.
14.1		—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc., dated December 20, 2005.
16.1		—	Letter from Crowe Chizek and Company LLC to the Securities and Exchange Commission, dated April 28, 2005, regarding change in certifying accountants (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated January 19, 2005).
21.1		—	Group 1 Automotive, Inc. Subsidiary List.
23	.1**	—	Consent of Ernst & Young LLP.
31	.1**	—	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	—	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1***	—	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2***	—	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

**	Filed herewith

***	Furnished herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Houston, Texas, on the 31st day of August, 2006.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg

Earl J. Hesterberg
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 31st day of August, 2006.

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
As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed its method of accounting for indefinite lived intangibles.
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

INDEX TO EXHIBITS

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
3.2		—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
3.3		—	Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
4.1		—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
4.2		—	Subordinated Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 Registration No. 333-109080).
4.3		—	First Supplemental Indenture dated as of August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4 Registration No. 333-109080).
4.4		—	Form of Subordinated Debt Securities (included in Exhibit 4.3).
10	.1*	—	Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002 (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2001).
10	.2*	—	First Amendment to Employment Agreement between the Company and B.B. Hollingsworth, Jr., effective March 1, 2002 (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).
10	.3*	—	Employment Agreement between the Company and John T. Turner dated November 3, 1997 (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1997).
10	.4*	—	Employment Agreement between the Company and Earl J. Hesterberg, Jr. dated April 9, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated April 9, 2005).
10	.5*	—	Compensation Arrangement between the Company and John C. Rickel (Incorporated by reference to the section titled “Executive Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated December 19, 2005 and to the section titled “EPS Goals” in Item 1.01 of the Company’s Current Report on Form 8-K/A (File No. 001-13461) dated December 19, 2005).
10	.6*	—	Separation Agreement and General Release by and between the Company and B.B. Hollingsworth, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2005).
10	.7*	—	Severance Agreement by and between the Company and Robert T. Ray dated December 5, 2005 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005).
10	.8*	—	Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “Executive Officer Compensation — Adoption of Bonus Plan” in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.9*	—	Group 1 Automotive, Inc. Director Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-13461) dated November 17, 2004, and to the section titled “Director Compensation — Change in Director Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).

Exhibit
Number			Description

10	.10*	—	Executive Compensation Arrangement of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “Executive Compensation” in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated December 19, 2005 and to the section titled “EPS Goals” in Item 1.01 of the Company’s Current Report on Form 8-K/A (File No. 001-13461) dated December 19, 2005).
10	.11*	—	Split Dollar Life Insurance Agreement, dated as of January 23, 2002, between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002).
10	.12*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-83260).
10	.13*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-115962).
10	.14*	—	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.15*	—	First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.16*	—	Second Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 1999).
10	.17*	—	Third Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-75784).
10	.18*	—	Fourth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-115961).
10	.19*	—	Fifth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.20*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004).
10	.21*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004).
10	.22*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.23*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.24*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.25*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 9, 2005).
10	.26*	—	Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10	.27*	—	First Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998).

Exhibit
Number			Description

10	.28*	—	Second Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-75754).
10	.29*	—	Third Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.30*	—	Fourth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.31*	—	Fifth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 Registration No. 333-106486).
10	.32*	—	Sixth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004).
10.33		—	Rights Agreement between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated October 3, 1997 (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.34		—	Sixth Amended and Restated Revolving Credit Agreement, dated as of December 16, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated December 19, 2005).
10.35		—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003).
10.36		—	Form of Agreement between Toyota Motor Sales, U.S.A., and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.37		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.38		—	Supplemental Terms and Conditions between Ford Motor Company and Group 1 Automotive, Inc. dated September 4, 1997 (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.39		—	Toyota Dealer Agreement between Gulf States Toyota, Inc. and Southwest Toyota, Inc. dated April 5, 1993 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.40		—	Lexus Dealer Agreement between Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. dated August 21, 1995 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.41		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.42		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998).
10.43		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998).
10.44		—	Form of Nissan Division Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).

Exhibit
Number			Description

10.45		—	Form of Infiniti Division Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).
10.46		—	Lease Agreement between Howard Pontiac GMC, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.47		—	Lease Agreement between Bob Howard Motors, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.48		—	Lease Agreement between Bob Howard Chevrolet, Inc. and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 Registration No. 333-29893).
10.49		—	Lease Agreement between Bob Howard Automotive-East, Inc. and REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002).
10.50		—	Lease Agreement between Howard-H, Inc. and REHCO, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002).
10.51		—	Lease Agreement between Howard Pontiac-GMC, Inc. and North Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002).
10.52		—	Lease Agreement between Howard-Ford, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).
10.53		—	Amendment and Assignment of Lease between Howard Ford, Inc., Howard-FLM, Inc. and REHCO EAST, L.L.C. (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003).
10.54		—	Lease Agreement between Bob Howard Motors, Inc. and REHCO, L.L.C., (Incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005).
11.1		—	Statement re: computation of earnings per share is included under Note 2 to the financial statements.
14.1		—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc., dated December 20, 2005.
16.1		—	Letter from Crowe Chizek and Company LLC to the Securities and Exchange Commission, dated April 28, 2005, regarding change in certifying accountants (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K dated January 19, 2005).
21.1		—	Group 1 Automotive, Inc. Subsidiary List.
23	.1**	—	Consent of Ernst & Young LLP.
31	.1**	—	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	—	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1***	—	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2***	—	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

**	Filed herewith

***	Furnished herewith