Form 10-Q
period 2006-09-30
GROUP 1 AUTOMOTIVE INC
filed 2006-11-09
CIK 1031203

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, the Company had 24,089,584 shares of common stock, par value $.01, outstanding.

Part I. Financial Information
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,857	$37,695
Contracts-in-transit and vehicle receivables, net	145,667	187,769
Accounts and notes receivable, net	71,170	81,463
Inventories	769,965	756,838
Deferred income taxes	21,636	18,780
Prepaid expenses and other current assets	13,080	23,283

Total current assets	1,056,375	1,105,828

PROPERTY AND EQUIPMENT, net	204,729	161,317
GOODWILL	415,460	372,844
INTANGIBLE FRANCHISE RIGHTS	233,889	164,210
OTHER ASSETS	31,212	29,419

Total assets	$1,941,665	$1,833,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable - credit facility	$279,685	$407,396
Floorplan notes payable - manufacturer affiliates	293,119	316,189
Current maturities of long-term debt	823	786
Accounts payable	102,969	124,857
Accrued expenses	110,725	119,404

Total current liabilities	787,321	968,632

LONG-TERM DEBT, net of current maturities	428,641	158,074
DEFERRED INCOME TAXES	1,315	28,862
OTHER LIABILITIES	25,505	25,356

Total liabilities before deferred revenues	1,242,782	1,180,924

DEFERRED REVENUES	21,632	25,901
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 25,006 and 24,588 issued, respectively	250	246
Additional paid-in capital	289,495	276,904
Retained earnings	436,732	373,162
Accumulated other comprehensive income (loss)	399	(706)
Deferred stock-based compensation	—	(5,413)
Treasury stock, at cost; 927 and 572 shares, respectively	(49,625)	(17,400)

Total stockholders’ equity	677,251	626,793

Total liabilities and stockholders’ equity	$1,941,665	$1,833,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	hree Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
New vehicle retail sales	$1,009,300	$977,492	$2,837,827	$2,791,812
Used vehicle retail sales	292,931	279,484	848,611	819,816
Used vehicle wholesale sales	83,264	98,439	251,010	301,419
Parts and service sales	165,296	165,017	492,803	487,534
Finance, insurance and other, net	51,021	49,737	146,172	143,648

Total revenues	1,601,812	1,570,169	4,576,423	4,544,229

COST OF SALES:
New vehicle retail sales	937,629	907,731	2,631,330	2,594,379
Used vehicle retail sales	254,648	243,756	738,160	715,978
Used vehicle wholesale sales	84,757	100,248	252,254	303,702
Parts and service sales	74,930	75,316	224,345	222,473

Total cost of sales	1,351,964	1,327,051	3,846,089	3,836,532

GROSS PROFIT	249,848	243,118	730,334	707,697

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	188,043	186,216	551,463	560,853
DEPRECIATION AND AMORTIZATION EXPENSE	4,449	4,597	13,384	14,522
ASSET IMPAIRMENTS	—	4,987	—	4,987

INCOME FROM OPERATIONS	57,356	47,318	165,487	127,335

OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(10,065)	(9,259)	(34,943)	(27,998)
Other interest expense, net	(5,366)	(4,344)	(13,353)	(14,174)
Other income and (expense), net	(122)	87	(367)	95

INCOME BEFORE INCOME TAXES	41,803	33,802	116,824	85,258
PROVISION FOR INCOME TAXES	15,383	12,176	43,221	31,143

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	26,420	21,626	73,603	54,115
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX BENEFIT OF $10,231	—	—	—	(16,038)

NET INCOME	$26,420	$21,626	$73,603	$38,077

EARNINGS PER SHARE:
BASIC:
Income before cumulative effect of a change in accounting principle	$1.11	$0.89	$3.05	$2.27
Cumulative effect of a change in accounting principle	—	—	—	(0.67)

Net income	$1.11	$0.89	$3.05	$1.60

DILUTED:
Income before cumulative effect of a change in accounting principle	$1.10	$0.88	$3.01	$2.24
Cumulative effect of a change in accounting principle	—	—	—	(0.66)

Net income	$1.10	$0.88	$3.01	$1.58

DIVIDENDS PER SHARE:	$0.14	$—	$0.41	$—

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,796	24,185	24,131	23,794
Diluted	24,009	24,571	24,432	24,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,603	$38,077
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	16,038
Asset impairments	—	4,987
Depreciation and amortization	13,384	14,522
Other	17,402	12,809
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	42,102	35,402
Accounts and notes receivable	9,295	2,972
Inventories	12,708	191,689
Prepaid expenses and other assets	8,624	11,650
Floorplan notes payable - manufacturer affiliates	(18,190)	(73,564)
Accounts payable and accrued expenses	(27,259)	(3,803)
Deferred revenues	(4,268)	(5,081)

Net cash provided by operating activities	127,401	245,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(50,633)	(45,007)
Cash paid in acquisitions, net of cash received	(191,120)	(35,628)
Proceeds from sales of franchises, property and equipment	51,015	15,423
Other	(1,404)	(1,106)

Net cash used in investing activities	(192,142)	(66,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - Floorplan Line	2,742,447	2,643,641
Repayments on credit facility - Floorplan Line	(2,870,157)	(2,783,507)
Borrowings on credit facility - Acquisition Line	15,000	25,000
Repayments on credit facility - Acquisition Line	(15,000)	(84,000)
Repayments on other facilities for divestitures	(4,880)	—
Principal payments of long-term debt	(555)	(887)
Repurchase of senior subordinated notes	(10,827)
Proceeds from issuance of 2.25% Convertible Notes	287,500	—
Debt issue costs on issuance of 2.25% Convertible Notes	(6,721)	—
Purchase of equity calls	(116,251)	—
Sale of equity warrants	80,551	—
Proceeds from issuance of common stock to benefit plans	21,913	16,461
Excess tax benefits from stock-based compensation	3,498	—
Repurchases of common stock, amounts based on settlement date	(54,582)	(310)
Dividends paid	(10,033)	—

Net cash provided by (used in) financing activities	61,903	(183,602)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,838)	(4,222)
CASH AND CASH EQUIVALENTS, beginning of period	37,695	37,750

CASH AND CASH EQUIVALENTS, end of period	$34,857	$33,528

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$59,683	$44,899
Income taxes, net of refunds received	$22,659	$16,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated Other
						Comprehensive Income (Loss)
						Unrealized	Unrealized
			Additional		Deferred	Gains (Losses)	Losses on
	Common Stock		Paid-in	Retained	Stock-Based	on Interest	Marketable	Treasury
	Shares	Amount	Capital	Earnings	Compensation	Rate Swaps	Securities	Stock	Total
BALANCE, December 31, 2005	24,588	$246	$276,904	$373,162	$(5,413)	$(384)	$(322)	$(17,400)	$626,793

Comprehensive income:
Net income	—	—	—	73,603	—	—	—	—	73,603
Interest rate swap adjustment, net of taxes of $637	—	—	—	—	—	1,061	—	—	1,061
Gain on investments, net of taxes of $26	—	—	—	—	—	—	44	—	44

Total comprehensive income									74,708
Reclassification resulting from adoption of FAS 123(R) on January 1, 2006	—	—	(5,413)	—	5,413	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(54,964)	(54,964)
Issuance of common shares to employee benefit plans	319	3	(829)	—	—	—	—	22,739	21,913
Issuance of restricted stock	143	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(44)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,709	—	—	—	—	—	3,709
Tax benefit from options exercised	—	—	7,232	—	—	—	—	—	7,232
Purchase of equity calls	—	—	(116,251)	—	—	—	—	—	(116,251)
Sale of equity warrants	—	—	80,551	—	—	—	—	—	80,551
Deferred income tax benefit associated with purchase of equity calls	—	—	43,593	—	—	—	—	—	43,593
Cash dividends	—	—	—	(10,033)	—	—	—	—	(10,033)

BALANCE, September 30, 2006	25,006	$250	$289,495	$436,732	$—	$677	$(278)	$(49,625)	$677,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND ORGANIZATION:
     Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in Alabama, California, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas. Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”
     Prior to January 1, 2006, the Company’s retail network was organized into 13 regional dealership groups, or “platforms.” Effective January 1, 2006, the Company reorganized its operations and as of September 30, 2006, the retail network consisted of the following four regions (with the number of dealerships they comprised): (i) the Northeast (20 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (19 dealerships in Alabama, Florida, Georgia, Louisiana and Mississippi), (iii) the Central (47 dealerships in New Mexico, Oklahoma and Texas) and (iv) the West (12 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s chief executive officer.
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
     Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
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
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first nine months of 2006 includes: (a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) the fair value of the shares sold to employees subsequent to December 31, 2005, pursuant to the employee stock purchase plan. As permitted under the transition rules for SFAS 123(R), results for prior periods have not been restated. See Note 3.

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
     Restatement for prior period classification errors
     Subsequent to the issuance of the Company’s September 30, 2005, consolidated financial statements, the Company’s management determined that certain information in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2005, should be restated to comply with the guidance set forth in the rules and regulations of the Securities and Exchange Commission and SFAS No. 95, “Statement of Cash Flows.” Specifically, upon acquiring dealership operations, cash flows related to the payment of the seller’s floorplan payable obligations have been revised to be reflected as cash paid in acquisitions, net of cash received within cash flows from investing activities with a corresponding borrowing under either the Company’s revolving credit facility or other facilities within cash flows from financing activities. Likewise, when disposing of dealership operations, the Company reflects the purchaser’s payment of the Company’s floorplan payable obligation as additional proceeds from sales of dealership franchises within cash flows from investing activities with a corresponding repayment under either its revolving credit facility or other facilities within cash flows from financing activities. Previously, the Company treated all such activity as either a non-cash acquisition or disposition of inventory and related floorplan payable.
     A summary of the effects of the restatement is as follows:
             Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2005
	Reported	Restated
	(in thousands)
Cash Flows From Investing Activities:
Cash paid in acquisitions, net of cash received	$(20,456)	$(35,628)
Net cash used in investing activities	(51,146)	(66,318)

Cash Flows From Financing Activities:
Borrowings on revolving credit facility	2,653,469	—
Repayments on revolving credit facility	(2,867,507)	—
Borrowings on credit facility - Floorplan Line	—	2,643,641
Repayments on credit facility - Floorplan Line	—	(2,783,507)
Borrowings on credit facility - Acquisition Line	—	25,000
Repayments on credit facility - Acquisition Line	—	(84,000)
Net cash provided by (used in) financing activities	(198,774)	(183,602)
     Effect of SFAS 123(R) Adoption
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3.5 million excess tax benefit classified as a financing cash inflow for the period ended September 30, 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Income Taxes
     Currently, the Company operates in 13 different states, each of which has unique tax rates and payment calculations. As the amount of income generated in each state varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each state.
     The effective income tax rate of 36.8% and 37.0% of pretax income for the three and nine months ended September 30, 2006, respectively, differed from the federal statutory rate of 35%, and the Company’s effective income tax rate of 36.0% and 36.5% for the three and nine months ended September 30, 2005, respectively, due primarily to increases attributable to the adoption of SFAS 123(R) and the impact of a change in the mix of the Company’s pretax income from taxable state jurisdictions, partially offset, for the nine months ended September 30, 2006, by a decrease attributable to tax credits associated with the Company’s activities in the Hurricane Katrina and Hurricane Rita employment zones.
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
     Recent Accounting Pronouncements
     In October 2005, the FASB staff issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which, starting prospectively in the first reporting period beginning after December 15, 2005, requires companies to expense, versus capitalizing into the carrying costs, rental costs associated with ground or building operating leases that are incurred during a construction period. The Company adopted the provisions of FAS 13-1 effective January 1, 2006. During the three and nine months ended September 30, 2006, the Company expensed rental cost incurred during construction of approximately $0.5 million and $1.4 million, respectively, versus approximately $0.3 million and $1.1 million in rental costs capitalized during the three and nine months ended September 30, 2005, respectively. The Company is not required to restate prior year’s financial statements as a result of adopting this provision.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle, and therefore does not apply to the Company’s adoption of SFAS No. 123(R) or FAS 13-1. SFAS 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company did not implement any voluntary changes in its accounting principles during the nine months ended September 30, 2006.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation),” which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-03 will not impact the Company’s method for recording and reporting these type taxes in its consolidated financial statements, as the Company’s current policy is to report all such taxes net.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company does not expect SFAS 157 to have a material effect on its future results of operations or financial position.
3. STOCK BASED COMPENSATION
     The Company provides compensation benefits to employees and non-employee directors pursuant to its 1996 Stock Option Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.
     1996 Stock Option Plan
     The Company’s 1996 Stock Option Plan, as amended, reserved 5.5 million shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options which are non-qualified), stock appreciation rights and restricted stock awards to directors, officers and other employees of the Company and its subsidiaries at the market price at the date of grant. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding awards are exercisable over a period not to exceed ten years and vest over periods ranging from three to eight years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under APB 25 and SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of September 30, 2006, there were 1,252,902 shares available under the 1996 Stock Option Plan for future grants of options, stock appreciation rights and restricted stock awards.
     Stock Option Awards
     The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly sensitive in the determination of stock-based compensation expense. The weighted average assumptions for the periods indicated are noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock option awards were granted during the nine-month period ended September 30, 2006.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months
Ended
September 30, 2005
Risk-free interest rate	5.9%
Expected life of options	6.0 yrs
Expected volatility	42.0%
Expected dividend yield	—
Fair Value	$13.84
     The following summary presents information regarding outstanding options as of September 30, 2006, and the changes during the nine months then ended:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares Under	Exercise Price	Contractual	Intrinsic
	Option	Per Share	Term	Value
				(in thousands)
Outstanding December 31, 2005	1,314,560	$23.43
Granted	—	—
Exercised	(896,129)	20.62
Canceled	(66,251)	34.15

Outstanding September 30, 2006	352,180	$28.53	6.2	$7,693

Vested or expected to vest at September 30, 2006	314,919	$28.44		$6,907

Exercisable at September 30, 2006	158,806	$27.48	5.1	$3,634

     The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $21.0 million and $11.2 million, respectively.
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
     A summary of these awards as of September 30, 2006, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value
Nonvested at December 31, 2005	234,900	$27.83
Granted	102,770	46.07
Vested	(38,270)	30.35
Forfeited	(43,600)	31.79

Nonvested at September 30, 2006	255,800	34.11

     The total fair value of shares vested during the nine months ended September 30, 2006, was $1.6 million. During the nine months ended September 30, 2005, 16,212 shares vested with a total fair value of $0.5 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Employee Stock Purchase Plan
     In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan previously authorized the issuance of up to 2.0 million shares of common stock and provided that no options to purchase shares could be granted under the Purchase Plan after June 30, 2007. In May 2006, the Company’s shareholders approved an amendment to the Purchase Plan increasing the number of shares available for issuance to 2.5 million shares and extending the duration of the plan to March 6, 2016. As of September 30, 2006, there were 661,373 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During the nine months ended September 30, 2006 and 2005, the Company issued 96,594 and 152,699 shares, respectively, of common stock to employees participating in the Purchase Plan.
     The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $11.93 and $4.83 during the three months ended September 30, 2006 and 2005, respectively, and $9.53 and $6.19 during the nine months ended September 30, 2006 and 2005, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.
     All Stock-Based Payment Arrangements
     Total stock-based compensation cost was $1.4 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively, and $3.7 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.3 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized $0.4 million of additional stock-based compensation expense related to stock options and $0.3 million related to the Purchase Plan during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company recognized $1.4 million of additional stock-based compensation expense related to stock options and $0.8 million related to the Purchase Plan. The Company’s income before income taxes and net income for the three month period ended September 30, 2006, were therefore both $0.7 million lower than if the Company had continued to account for stock-based compensation under APB 25. For the nine month period ended September 30, 2006, the Company’s income before income taxes and net income were $2.2 million and $2.1 million, respectively, lower. Basic and diluted earnings per share were $0.03 and $0.09 lower for the three and nine month periods ended September 30, 2006, respectively, than if the Company had continued to account for the stock-based compensation under APB 25.
     As of September 30, 2006, there was $9.1 million of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.2 years.
     Cash received from option exercises and Purchase Plan purchases was $21.9 million and $16.5 million for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises and Purchase Plan purchases totaled $7.2 million and $4.0 million for the nine months ended September 30, 2006 and 2005, respectively.
     The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will use treasury shares if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the plan. With the exception of the changes made to the Purchase Plan discussed above, there were no modifications to the Company’s stock-based compensation plans during the three and nine-month periods ended September 30, 2006.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Pro Forma Net Income
     The following table provides pro forma net income and net income per share had the Company applied the fair value method of SFAS No. 123 for the three- and nine-month periods ended September 30, 2005. The pro forma effects for the period presented are not necessarily indicative of the pro forma effects in future years (amounts in thousands except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$21,626	$38,077
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	297	755
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(967)	(2,588)

Pro forma net income	$20,956	$36,244

Earnings per share:
Basic - as reported	$0.89	$1.60
Basic - pro forma	$0.87	$1.52

Diluted - as reported	$0.88	$1.58
Diluted - pro forma	$0.85	$1.50

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. EARNINGS PER SHARE:
     Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Income before cumulative effect of a change in accounting principle	$26,420	$21,626	$73,603	$54,115
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	—	(16,038)

Net income	$26,420	$21,626	$73,603	$38,077

Weighted average basic shares outstanding	23,796	24,185	24,131	23,794
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	213	386	301	356

Weighted average diluted shares outstanding	24,009	24,571	24,432	24,150

Earnings per share:
Basic:
Income before cumulative effect of a change in accounting principle	$1.11	$0.89	$3.05	$2.27
Cumulative effect of a change in accounting principle	—	—	—	(0.67)

Net income	$1.11	$0.89	$3.05	$1.60

Diluted:
Income before cumulative effect of a change in accounting principle	$1.10	$0.88	$3.01	$2.24
Cumulative effect of a change in accounting principle	—	—	—	(0.66)

Net income	$1.10	$0.88	$3.01	$1.58

     The adoption of SFAS 123(R) results in lower diluted shares outstanding than would have been calculated had compensation cost not been recorded for stock options and stock issuances under the employee stock purchase plan. This is due to a modification required by SFAS 123(R) of the treasury stock method calculation utilized to compute the dilutive effect of stock options. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards were 60,296 and 72,553 for the three months ended September 30, 2006 and 2005, respectively, and 132,787 and 86,226 for the nine months ended September 30, 2006 and 2005, respectively.
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
     The Company may not redeem the 2.25% Notes before June 20, 2011. On or after that date, but prior to June 15, 2016, the Company may redeem all or part of the 2.25% Notes if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which the Company mails the redemption notice. On or after June 15, 2016, the Company may redeem all or part of the 2.25% Notes at any time. Any redemption of the 2.25% Notes will be for cash at 100% of the principal amount of the 2.25% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redemption date. Holders of the 2.25% Notes may require the Company to repurchase all or a portion of the 2.25% Notes on each of June 15, 2016, and June 15, 2026. In addition, if the Company experiences specified types of fundamental changes, holders of the 2.25% Notes may require the Company to repurchase the 2.25% Notes. Any repurchase of the 2.25% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 2.25% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.
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
     The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of the Company’s Credit Facility, which may be re-borrowed; to repurchase 933,800 shares of the Company’s common stock for approximately $50 million; and to pay the approximate $35.7 million net cost of the purchased options and warrant transactions described below. Debt issue costs totaled approximately $6.7 million and are being amortized over a period of ten years (the point at which the holders can first require the Company to redeem the 2.25% Notes).
     The 2.25% Notes rank equal in right of payment to all of the Company’s other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of the Company’s subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of the Company’s subsidiaries.
     In connection with the issuance of the 2.25% Notes, the Company purchased ten-year call options on its common stock (the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to purchase a total of approximately 4.8 million shares of its common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million, which was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet at September 30, 2006, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and EITF No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’.” The cost of the Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2.25% Notes (ten years). Therefore, the Company has established a deferred tax asset, with a corresponding increase to additional paid-in capital, in the accompanying consolidated balance sheet at September 30, 2006.
     In addition to the purchase of the Purchased Options, the Company sold warrants in separate transactions (the “Warrants”). These Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The Warrants are exercisable for a maximum of 4.8 million shares of the Company’s common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions, including the failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the warrants is 9.7 million shares. On exercise of the Warrants, the Company will settle the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
difference between the then market price and the strike price of the Warrants in shares of its Common Stock. The proceeds from the sale of the Warrants were $80.6 million, which was recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheet at September 30, 2006, in accordance with SFAS 133, EITF No. 00-19 and EITF No. 01-6.
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
     On September 1, 2006, the Company registered resales of the 2.25% Notes and the issuance by the Company of the maximum number of shares which may be issued upon the conversion of the 2.25% Notes (4.8 million common shares) on a Form S-3 Registration Statement filed with the Securities and Exchange Commission in accordance with The Securities Act of 1933.
     During the three and nine months ended September 30, 2006, the Company repurchased approximately $4.8 million and $10.7 million par value of its outstanding 8.25% senior subordinated notes and incurred a loss on redemption of $0.2 million and $0.5 million, respectively. These losses are included in Other income and (expense), net within the Consolidated Statements of Operations.
6. COMMITMENTS AND CONTINGENCIES:
     Legal Proceedings
     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.
     The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state court actions. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June 2005, the Company’s Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlement of the state court actions was approved by the state court in August 2006. The court dismissed the state court actions in October 2006. As a result of that settlement, the state court certified a settlement class of certain Texas automobile purchasers. Dealers participating in the settlement, including a number of the Company’s Texas dealership subsidiaries, are expected to issue certificates for discounts off future vehicle purchases, refund cash in some circumstances, pay attorneys’ fees, and make certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. In addition, participating dealers have funded and will fund certain costs of the settlement, including costs associated with notice of the settlement to the class members. The federal action settlement does not involve the certification of any additional classes. The Company anticipates that a dismissal motion will be filed soon in the federal court action. The estimated remaining expense of the proposed settlements of $1.2 million has been included in accrued expenses in the accompanying consolidated financial statements.
     On August 29, 2005, the Company’s Dodge dealership in Metairie, Louisiana, suffered severe damage due to Hurricane Katrina and subsequent flooding. The dealership facility was leased. Pursuant to its terms, the Company terminated the lease based on damages suffered at the facility. The lessor disputed the termination as wrongful and instituted arbitration proceedings against the Company. The lessor demanded damages for alleged wrongful termination and other items related to alleged breaches of the lease agreement. In June 2006, the Company paid a total of $4.5 million in full and final settlement of all claims associated

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the termination of the lease and in lieu of any further payments under the terms of the lease and recorded the charge as a component of selling, general and administrative expense in the second quarter of 2006. At the time the lease was terminated, payments remaining due under the lease over the initial term thereof (155 months at the time of termination) totaled $16.3 million.
     In addition to the foregoing cases, due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on its business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive-, rebate- or warranty-related items and charge back the Company for amounts determined to be invalid rewards under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. In August 2006, one of the Company’s manufacturers notified the Company of the results of a recently completed incentive- and rebate-related audit at one of the Company’s dealerships, in which the manufacturer had assessed a $3.1 million claim against the Company for chargeback of alleged non-qualifying incentive and rebate awards. The Company believes that it has meritorious defenses against this claim that it will pursue under the manufacturer’s appeals process.
     Other than as noted above, there are currently no legal or other proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position or results of operations.
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
     From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $36.0 million at September 30, 2006. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.
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
     The Company maintains business interruption insurance coverage under which it filed claims, and received reimbursement, totaling $7.8 million, after application of related deductibles, related to the effects of these two storms. During 2005, the Company recorded approximately $1.4 million of these proceeds, related to covered payroll and fixed cost expenditures incurred from August 29, 2005, to December 31, 2005. The remaining $6.4 million, including $0.2 million in the quarter ended September 30, was recognized during 2006 as the claims were finalized, all of which were reflected as a reduction of selling, general and administrative expense.
     In addition to the business interruption recoveries noted above, the Company also incurred and has been reimbursed for approximately $0.9 million of expenses related to the clean-up and reopening of its affected dealerships. The Company recognized $0.7 million of these proceeds during 2005 and $0.2 million during 2006.
8. 2005 CHANGE IN ACCOUNTING PRINCIPLE AND ASSET IMPAIRMENTS:
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
     During October 2005, in connection with the preparation and review of the 2005 third-quarter interim financial statements, the Company determined that recent events and circumstances in New Orleans indicated that an impairment of goodwill and/or other long-lived assets may have occurred in the three months ended September 30, 2005. As a result, the Company performed interim impairment assessments of certain of its asset groups (dealerships) in the New Orleans area, followed by an interim impairment assessment of the New Orleans platform’s goodwill, in connection with the preparation of its financial statements for the period ended September 30, 2005.
     As a result of these assessments, the Company recorded a pretax impairment charge of $1.3 million during the third quarter of 2005 relating to the franchise value of its Dodge store located in Metairie, Louisiana, whose book value exceeded its fair value. Based on the Company’s goodwill assessment, no impairment of the carrying value of the recorded goodwill associated with the Company’s New Orleans platform was required. The Company’s goodwill impairment analysis included an assumption that the Company’s business interruption insurance proceeds would allow the platform to maintain a level cash flow rate consistent with past operating performance until those operations return to normal.
     Due to the pending disposals of two of the Company’s California franchises, a Kia and a Nissan franchise, the Company tested the respective asset groups (dealerships) of such franchises for impairment during the third quarter of 2005. These tests resulted in impairments of long-lived assets totaling $3.7 million.
9. RELATED PARTY TRANSACTION:
     During the second quarter of 2006, the Company sold a Pontiac and GMC franchised dealership to a former employee for approximately $1.9 million, realizing a gain of approximately $0.8 million. During the third quarter of 2006, the Company sold a Kia franchised dealership to a former employee for approximately $1.1 million, realizing a gain of approximately $1.0 million.

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
Overview
     We are a leading operator in the $1.0 trillion automotive retailing industry. As of September 30, 2006, we owned and operated 139 franchises at 98 dealership locations and 29 collision centers. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas.
     Prior to January 1, 2006, the Company’s retail network was organized into 13 regional dealership groups, or “platforms.” Effective January 1, 2006, the Company reorganized its operations and as of September 30, 2006, the retail network consisted of the following four regions (with the number of dealerships they comprised): (i) the Northeast (20 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (19 dealerships in Alabama, Florida, Georgia, Louisiana and Mississippi), (iii) the Central (47 dealerships in New Mexico, Oklahoma and Texas) and (iv) the West (12 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s chief executive officer.
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
     For the three and nine months ended September 30, 2006, we reported net income of $26.4 million and $73.6 million and diluted earnings per share of $1.10 and $3.01, respectively, compared to net income of $21.6 million and $38.1 million and diluted earnings per share of $0.88 and $1.58, respectively, during the comparable periods of 2005. For some of our dealerships, our adoption of EITF D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” in the first quarter of 2005 resulted in intangible franchise rights having carrying values that were in excess of their fair values. This required us to write-off the excess value of $16.0 million, net of deferred taxes of $10.2 million, or $0.66 per diluted share, as a cumulative effect of a change in accounting principle.

Key Performance Indicators
     The following table highlights certain of the key performance indicators we use to manage our business:
     Consolidated Statistical Data

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2006	2005	2006	2005
Unit Sales
Retail Sales
New Vehicle	35,182	34,355	97,593	96,909
Used Vehicle	18,064	17,826	51,876	52,509

Total Retail Sales	53,246	52,181	149,469	149,418
Wholesale Sales	12,211	13,832	34,623	39,520

Total Vehicle Sales	65,457	66,013	184,092	188,938

Gross Margin
New Vehicle Retail	7.1%	7.1%	7.3%	7.1%
Used Vehicle	9.8%	9.0%	9.9%	9.1%
Parts and Service	54.7%	54.4%	54.5%	54.4%
Total Gross Margin	15.6%	15.5%	16.0%	15.6%
SG&A(1) as a % of Gross Profit	75.3%	76.6%	75.5%	79.3%
Operating Margin	3.6%	3.0%	3.6%	2.8%
Pretax Margin	2.6%	2.2%	2.6%	1.9%
Finance and Insurance Revenues per Retail Unit Sold	$958	$953	$978	$961

(1)	Selling, general and administrative expenses.
     The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to same store results and variances, which are discussed in more detail in the Results of Operations section that follows, beginning on page 23.
     Our overall retail unit sales increased slightly for the three and nine months ended September 30, 2006, as compared to 2005, as increases in same store used vehicle sales, and the contribution from newly acquired stores, net of the loss of volume previously contributed from stores we disposed of, was partially offset by decreases in same store retail unit sales of new vehicles. Our same store used vehicle retail sales increased due to the strategic focus we have placed on this aspect of our business, including the implementation of American Auto Exchange’s used vehicle management software in all of our dealerships, and on acquiring and retaining inventory of high quality, in-demand vehicles.
     For the three months ended September 30, 2006, we experienced a 1.7% decline in same store new vehicle unit sales due to a 17.8% decline in domestic nameplates. The decline in domestic sales was partially offset, by a 9.6% increase in import sales and a 4.3% increase in luxury brand sales. We believe these results are generally consistent with the overall national performance of the brands we represent and, specifically, reflect the strength in our Toyota sales and continued strong post-hurricane driven demand from our stores located in New Orleans, offset by weaker performance in our domestic brands. For the nine months ended September 30, 2006, as compared to 2005, we experienced a 1.6% decline in same store new vehicle unit sales due to a 13.8% decline in the sale of domestic units partially offset by a 6.9% increase in import sales and a 3.2% increase in luxury brand sales. We believe these results are also generally consistent with the overall national performance of the franchises we represent.
     Offsetting the decline in same store unit sales were increases in same store new and used vehicle gross profit per unit sold and used vehicle total gross margin for both the three and nine months ended September 30, 2006, as well as new vehicle gross margin for the nine months ended September 30, 2006. Our new vehicle gross margin increased from 7.1% for the nine months ended September 30, 2005, to 7.3% for the same period of 2006, resulting in our consolidated gross profit per new vehicle unit sold rising from $2,053 per unit in 2005, to $2,130 per unit in 2006. With respect to used vehicles, during the third quarter we experienced a 4.5% increase in same store gross profit per retail unit sold, partially offset by a $41 increase in our loss per wholesale unit sold, resulting in an overall 60 basis-point improvement in total used vehicle gross margin, to 9.7% for the three months ended September 30, 2006. For the nine months ended September 30, 2006, as compared to 2005, we experienced a 7.3%

increase in same store used vehicle gross profit per retail unit sold, partially offset by a $3 per unit increase in our losses per wholesale unit sold, resulting in an overall 90 basis-point improvement in total used vehicle gross margin, to 10.0% for the nine months ended September 30, 2006.
     Our consolidated parts and service gross margin varied slightly between the third quarter and first nine months of 2005 and the comparable periods of 2006, as the component (parts, service and collision) margins and mix stayed relatively consistent between the periods on a 1.5% and 2.3% increase in same store revenues for the three and nine month periods, respectively.
     Our consolidated finance and insurance revenues increased from $953 per retail unit sold in the third quarter of 2005 to $958 in 2006, primarily due to a 9.2% increase in same store vehicle service contract fees resulting from increased contract penetrations and greater income per contract sold. This was partially offset by a 7.4% decline in same store retail finance fee income due to lower income per contract as a result of increased subvented financing programs by the various manufacturers. For the nine months ended September 30, 2006, we experienced an increase, to $978 per retail unit sold, from $961 per retail unit sold in consolidated finance and insurance revenues during the first nine months of 2005. This increase was primarily due to a decrease in same store chargeback expense related to finance contracts, an increase in same store retroactive incentive monies earned on vehicle service contracts and a same store increase in the income from sales of guaranteed asset protection and other maintenance contracts sold.
     During 2006, our consolidated selling, general and administrative expenses (SG&A), as a percentage of gross profit, decreased from 76.6% and 79.3% for the three and nine months ended September 30, 2005, to 75.3% and 75.5% for the comparable periods in 2006. This decrease resulted primarily from the combination of the increases in gross profit noted above, as well as cost reductions initiatives in personnel-related costs implemented in late 2005 and early 2006.
     The combination of the above factors contributed to a net increase in our operating margin to 3.6% for the three and nine months ended September 30, 2006, from 3.0% and 2.8% for the three and nine months ended September 30, 2005, respectively. After factoring in an increase in interest expense, primarily as a result of rising interest rates, our pretax margin increased to 2.6% for the three and nine months ended September 30, 2006, from 2.2% and 1.9% for the three and nine months ended September 30, 2005, respectively.
     We address these items, and other variances between the periods presented, in the Results of Operations section below.
Critical Accounting Policies and Accounting Estimates
     Our condensed consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. We disclosed our critical accounting policies and estimates in our 2005 Annual Report on Form 10-K/A. With the exception of the discussion below regarding stock based compensation, no significant changes have occurred since that time.
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
     Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first nine months of 2006 includes: (a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) the fair value of the shares sold to employees subsequent to December 31, 2005, pursuant to the employee stock purchase plan. As permitted under the transition rules for SFAS 123(R), results for prior periods have not been restated. See Note 3.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized $0.4 million of additional stock-based compensation expense related to stock options and $0.3 million related to the Purchase Plan during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company recognized $1.4 million of additional stock-based compensation expense related to stock options and $0.8 million related to the Purchase Plan. The Company’s income before income taxes and net income for the three-month period ended September 30, 2006, were therefore both $0.7 million lower than if the Company had continued to account for stock-based compensation under APB 25. For the nine-month period ended September 30, 2006, the Company’s income before income taxes and net income were $2.2 million and $2.1 million, respectively, lower. Basic and diluted earnings per share were $0.03 and $0.09 lower for the three- and nine-month periods ended September 30, 2006, respectively, than if the Company had continued to account for the stock-based compensation under APB 25.
Results of Operations
     The following tables present comparative financial and non-financial data for the three and nine months ended September 30, 2006 and 2005, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods, and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last full month it was owned. Same Store results also include the activities of the corporate office, but exclude the results of our one New Orleans Ford dealership that remains closed as a result of Hurricane Katrina in August of 2005, and our New Orleans Dodge dealership for which we terminated the franchise in June 2006, but which was closed since August of 2005. We have included, however, the results of our other four New Orleans dealerships within the Same Store results for all periods presented. These stores were closed for several weeks during late August and early September 2005 due to the approach and subsequent aftermath of Hurricane Katrina.
     The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2006, as compared to 2005.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Revenues
New vehicle retail	$943,383	(0.1)%	$944,298	$2,700,516	(0.4)%	$2,711,452
Used vehicle retail	279,540	4.9%	266,494	819,771	3.9%	789,118
Used vehicle wholesale	78,394	(15.5)%	92,824	239,024	(16.9)%	287,778
Parts and Service	158,437	1.5%	156,109	479,079	2.3%	468,316
Finance, insurance and other	47,998	(0.1)%	48,060	140,438	0.8%	139,298

Total revenues	1,507,752	(0.0)%	1,507,785	4,378,828	(0.4)%	4,395,962

Cost of Sales
New vehicle retail	876,333	(0.1)%	876,784	2,503,637	(0.6)%	2,518,706
Used vehicle retail	243,158	4.7%	232,267	712,742	3.4%	689,132
Used vehicle wholesale	80,048	(15.0)%	94,189	240,493	(16.9)%	289,371
Parts and Service	71,837	1.4%	70,846	218,547	2.5%	213,201

Total cost of sales	1,271,376	(0.2)%	1,274,086	3,675,419	(0.9)%	3,710,410

Gross profit	$236,376	1.1%	$233,699	$703,409	2.6%	$685,552

Selling, general and administrative expenses	$178,866	3.6%	$172,649	$536,877	0.6%	$533,791
Depreciation and amortization expenses	$4,335	0.7%	$4,305	$13,184	(4.9)%	$13,866
Floorplan interest expense	$9,397	8.7%	$8,644	$33,487	26.3%	$26,519
Gross Margin
New Vehicle Retail	7.1%		7.1%	7.3%		7.1%
Used Vehicle	9.7%		9.1%	10.0%		9.1%
Parts and Service	54.7%		54.6%	54.4%		54.5%
Total Gross Margin	15.7%		15.5%	16.1%		15.6%
SG&A as a % of Gross Profit	75.7%		73.9%	76.3%		77.9%
Operating Margin	3.5%		3.8%	3.5%		3.1%
Finance and Insurance Revenues per Retail Unit Sold	$965	0.4%	$961	$984	2.0%	$965
     The discussion that follows provides explanation for the variances noted above and each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three and nine months ended September 30, 2006 and 2005. As noted above, the unchanged third-quarter revenue and 0.4% decline in total revenues for the nine months ended September 30, 2006, included the results of our four New Orleans dealerships that reopened after Hurricane Katrina within the Same Store results for all periods presented.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Retail Unit Sales
Same Stores	32,515	(1.7)%	33,077	92,416	(1.6)%	93,878
Transactions	2,667		1,278	5,177		3,031

Total	35,182	2.4%	34,355	97,593	0.7%	96,909

Retail Sales Revenues
Same Stores	$943,383	(0.1)%	$944,298	$2,700,516	(0.4)%	$2,711,452
Transactions	65,917		33,194	137,311		80,360

Total	$1,009,300	3.3%	$977,492	$2,837,827	1.6%	$2,791,812

Gross Profit
Same Stores	$67,050	(0.7)%	$67,514	$196,879	2.1%	$192,746
Transactions	4,621		2,247	9,618		4,687

Total	$71,671	2.7%	$69,761	$206,497	4.6%	$197,433

Gross Profit per Retail
Unit Sold
Same Stores	$2,062	1.0%	$2,041	$2,130	3.8%	$2,053
Transactions	$1,733		$1,757	$1,858		$1,547
Total	$2,037	0.3%	$2,031	$2,116	3.9%	$2,037

Gross Margin
Same Stores	7.1%		7.1%	7.3%		7.1%
Transactions	7.0%		6.8%	7.0%		5.8%
Total	7.1%		7.1%	7.3%		7.1%

Inventory Days Supply (1)
Same Stores	57	1.8%	56	57	1.8%	56
Transactions	43			43
Total	55	(3.5)%	57	55	(3.5)%	57

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     New vehicle sales revenue increased 3.3% for the three months ended September 30, 2006, as compared to 2005, as a slight Same Store sales decline was partially offset by the net contribution from units sold at dealerships acquired and disposed. On a Same Store basis, our new vehicle revenues and gross profit decreased 0.1% and 0.7%, respectively. For the nine months ended September 30, 2006, revenues increased 1.6% as Same Store declines were also offset by the net contribution from units sold at dealerships acquired and disposed. On a Same Store basis, our new vehicle revenues decreased 0.4%, while gross profit increased 2.1%.
     Although we experienced Same Store declines in our unit sales of domestic nameplates throughout 2006, our ability to retain more gross profit from our sales of these brands (including the realization and retention of higher manufacturer incentives) and increased profit from sales of import brands, offset the impact of the overall unit decline and resulted in the increase in gross profit for the nine months ended, and mitigated the impact to the three months ended September 30, 2006.

     The following table sets forth our top ten Same Store brands, based on retail unit sales volume:
          Same Store New Vehicle Unit Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Toyota/Scion	9,755	16.3%	8,389	26,394	11.4%	23,698
Ford	4,441	(20.1)	5,557	12,911	(12.1)	14,695
Nissan	3,077	0.8	3,053	8,726	(2.4)	8,936
Honda	2,834	1.0	2,807	7,977	5.1	7,589
Chevrolet	1,867	(0.3)	1,873	5,468	(15.8)	6,497
Lexus	1,602	11.0	1,443	4,448	9.2	4,074
Dodge	1,500	(27.4)	2,067	4,825	(11.4)	5,445
BMW	1,089	(1.6)	1,107	3,159	5.9	2,984
Mercedez-Benz	1,010	21.2	833	2,950	18.2	2,496
Chrysler	858	(30.5)	1,234	2,535	(22.6)	3,277
Other	4,482	(4.9)	4,714	13,023	(8.2)	14,187

Total	32,515	(1.7)	33,077	92,416	(1.6)	93,878

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
     For the three months ended September 30, 2006, our Same Store domestic nameplates declined 17.8%, due to a 20.5% decline in truck sales. This decrease was significantly offset by a 9.6% increase in import nameplates and a 4.3% increase in luxury nameplates. For the nine months ended September 30, 2006, our Same Store domestic nameplates declined 13.8%, due to 16.0% decrease in truck sales and a 5.3% decline in car sales. This decrease was also significantly offset by a 6.9% increase in import nameplates and a 3.2% increase in luxury nameplates for the nine months ended September 30, 2006.
     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 71.5%, which occurred in the first quarter of 2006, to 158.0%, which occurred in the fourth quarter of 2003, of our total floorplan interest expense over the past three years. For the three months ended September 30, 2006, the interest assistance was approximately 103.0%. This ratio was positively affected by the impact of our paying down floorplan borrowings with the proceeds from the issuance of our 2.25% convertible senior notes in June 2006. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total company assistance recognized in cost of goods sold during the three months ended September 30, 2006 and 2005, was $10.4 million and $9.7 million, respectively, while the assistance for the nine months ended September 30, 2006 and 2005, was $28.5 million and $27.5 million, respectively.
     Finally, our total days’ supply of new vehicle inventory decreased to 55 days’ supply, as compared to 57 days’ supply at September 30, 2005, and 62 days’ supply at June 30, 2006. Our 55 days’ supply at September 30, 2006, was heavily weighted toward our domestic inventory, which stood at 100 days’ supply, versus our import and luxury brands in which we had a 38 and 40 days’ supply, respectively. We remain focused on reducing our days’ supply of domestic vehicles, although the uneven nature of domestic incentive programs makes this more challenging. With respect to import and luxury brand vehicles, given the quick turn of these units which are often in high demand and low supply, we would like to increase our supply to facilitate higher overall unit sales, but we are dependent on the allocation allotments set by the applicable manufacturer.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Retail Unit Sales
Same Stores	17,242	1.8%	16,942	50,310	(0.2)%	50,410
Transactions	822		884	1,566		2,099

Total	18,064	1.3%	17,826	51,876	(1.2)%	52,509

Retail Sales Revenues
Same Stores	$279,540	4.9%	$266,494	$819,771	3.9%	$789,118
Transactions	13,391		12,990	28,840		30,698

Total	$292,931	4.8%	$279,484	$848,611	3.5%	$819,816

Gross Profit
Same Stores	$36,382	6.3%	$34,227	$107,029	7.0%	$99,986
Transactions	1,901		1,501	3,422		3,852

Total	$38,283	7.1%	$35,728	$110,451	6.4%	$103,838

Gross Profit per Retail
Unit Sold
Same Stores	$2,110	4.5%	$2,020	$2,127	7.3%	$1,983
Transactions	$2,313		$1,699	$2,186		$1,836
Total	$2,119	5.7%	$2,004	$2,129	7.6%	$1,978

Gross Margin
Same Stores	13.0%		12.8%	13.1%		12.7%
Transactions	14.2%		11.6%	11.9%		12.6%
Total	13.1%		12.8%	13.0%		12.7%
Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Wholesale Unit Sales
Same Stores	11,363	(12.5)%	12,991	32,740	(12.7)%	37,483
Transactions	848		841	1,883		2,037

Total	12,211	(11.7)%	13,832	34,623	(12.4)%	39,520

Wholesale Sales Revenues
Same Stores	$78,394	(15.5)%	$92,824	$239,024	(16.9)%	$287,778
Transactions	4,870		5,615	11,986		13,641

Total	$83,264	(15.4)%	$98,439	$251,010	(16.7)%	$301,419

Gross Profit (Loss)
Same Stores	$(1,654)	(21.1)%	$(1,365)	$(1,469)	7.7%	$(1,593)
Transactions	161		(444)	225		(690)

Total	$(1,493)	17.5%	$(1,809)	$(1,244)	45.5%	$(2,283)

Wholesale Profit (Loss) per
Wholesale Unit Sold
Same Stores	$(146)	(39.0)%	$(105)	$(45)	(7.1)%	$(42)
Transactions	$190		$(527)	$119		$(339)
Total	$(122)	6.9%	$(131)	$(36)	37.9%	$(58)

Gross Margin
Same Stores	(2.1)%		(1.5)%	(0.6)%		(0.6)%
Transactions	3.3%		(7.9)%	1.9%		(5.1)%
Total	(1.8)%		(1.8)%	(0.5)%		(0.8)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Used Vehicle Unit Sales
Same Stores	28,605	(4.4)%	29,933	83,050	(5.5)%	87,893
Transactions	1,670		1,725	3,449		4,136

Total	30,275	(4.4)%	31,658	86,499	(6.0)%	92,029

Sales Revenues
Same Stores	$357,934	(0.4)%	$359,318	$1,058,795	(1.7)%	$1,076,896
Transactions	18,261		18,605	40,826		44,339

Total	$376,195	(0.5)%	$377,923	$1,099,621	(1.9)%	$1,121,235

Gross Profit
Same Stores	$34,728	5.7%	$32,862	$105,560	7.3%	$98,393
Transactions	2,062		1,057	3,647		3,162

Total	$36,790	8.5%	$33,919	$109,207	7.5%	$101,555

Gross Profit per Used Vehicle
Unit Sold
Same Stores	$1,214	10.6%	$1,098	$1,271	13.6%	$1,119
Transactions	$1,235		$614	$1,058		$765
Total	$1,215	13.4%	$1,071	$1,263	14.4%	$1,104

Gross Margin
Same Stores	9.7%		9.1%	10.0%		9.1%
Transactions	11.3%		5.7%	8.9%		7.1%
Total	9.8%		9.0%	9.9%		9.1%

Inventory Days Supply (1)
Same Stores	29	3.6%	28	29	3.6%	28
Transactions	28			28
Total	29	3.6%	28	29	3.6%	28

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     Our used vehicle results are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our efforts to effectively manage the level and quality of our overall used vehicle inventory.
     During the third quarter of 2006, as compared to 2005, we experienced a 4.9% increase in Same Store used vehicle retail revenues, on 1.8% higher unit volume. In addition, we experienced increases in gross profit per retail unit sold, which were partially offset by higher losses per wholesale unit sold, culminating in a 5.7% increase in Same Store used vehicle gross profit. For the nine months ended September 30, 2006, we experienced a 3.9% increase in Same Store used vehicle retail revenues and a 7.3% increase in gross profit per retail unit sold, on 0.2% lower unit volume.
     Stronger vehicle pricing, especially in our Central and Southeast Region, driven by continued strong post-hurricane demand in New Orleans, and the strategic focus we have placed on this aspect of our business, including the implementation of American Auto Exchange’s used vehicle management software in all of our dealerships, and on acquiring and retaining inventory of high quality, in-demand vehicles, all contributed to improved results during the third quarter and first nine months of 2006, as compared to 2005. Although we have experienced fluctuations in the volume and profitability of units wholesaled, we have increased the profitability of our retail sales, and therefore our overall used vehicle results, due in part to the aforementioned initiatives as well as an overall strength of the used vehicle market as compared to last year.
     Our used vehicle inventory stood at 29 days’ supply on September 30, 2006, consistent with June 30, 2006, and an increase of one day from September 30, 2005. As with new vehicles, although we continuously work to optimize our used vehicle inventory levels, the 29 days’ supply at September 30, 2006, remains low and, in all likelihood, will need to be increased in the coming months to provide adequate supply and selection. We currently target a 37 days’ supply for maximum operating efficiency.
Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Parts and Service Revenues
Same Stores	$158,437	1.5%	$156,109	$479,079	2.3%	$468,316
Transactions	6,859		8,908	13,724		19,218

Total	$165,296	0.2%	$165,017	$492,803	1.1%	$487,534

Gross Profit
Same Stores	$86,600	1.6%	$85,263	$260,532	2.1%	$255,115
Transactions	3,766		4,438	7,926		9,946

Total	$90,366	0.7%	$89,701	$268,458	1.3%	$265,061

Gross Margin
Same Stores	54.7%		54.6%	54.4%		54.5%
Transactions	54.9%		49.8%	57.8%		51.8%
Total	54.7%		54.4%	54.5%		54.4%
     Our Same Store parts and service revenues increased 1.5% and 2.3% during the three months and nine months ended September 30, 2006, as compared to 2005, primarily because of increases in our parts business and in our customer pay (non-warranty) service businesses. These increases were partially offset by decreases in our warranty related service sales and our collision business.
     Our Same Store parts sales increased $2.0 million and $9.0 million, or 2.2% and 3.3%, for the three and nine months ended September 30, 2006, as compared to 2005, respectively. These increases were driven by a 4.8% and 6.0% increase in our lower margin wholesale sales and a 4.5% and 3.8% increase in our customer pay (non-warranty) parts sales, respectively, partially offset by a 7.3% and 2.9% decline in warranty-related sales due to the benefit received in 2005 from some specific manufacturer quality issues that were remedied in late 2005. Despite increases in Same Store gross profit during the periods, this change in sales mix led to a slight decline in our overall parts gross margin for the nine months ended September 30, 2006, as compared to 2005, as our individual retail and wholesale parts margins were relatively constant between the periods. For the quarter ended September 30, 2006, our gross margin was unchanged from 2005.
     Our Same Store overall service (including collision) revenue increased $0.3 million and $1.8 million during the three and nine months ended September 30, 2006, as compared to 2005. The increase during the third quarter was attributable to a 5.5% increase in customer pay (non-warranty) service sales, which was partially offset by a decrease of 5.5% in warranty-related service revenue and an overall 6.7% decline in collision service revenues. The nine-month increase, over 2005, was attributable to a 6.0% increase in customer pay (non-warranty) service sales, which was partially offset by a decrease of 6.0% in warranty-related service revenue and an overall 5.0% decline in collision service revenues. The increase in customer pay revenues for both the three and nine months ended September 30, 2006, resulted from various facility expansion projects and focused marketing activities in several of our regions. The decline in warranty-related service revenue for both the three and nine months ended September 30, 2006, was also due to the benefit received in 2005 from some specific manufacturer quality issues remedied during late 2005, as noted above. The decline in collision service revenues for the three and nine months ended September 30, 2006, was primarily attributable to the loss of specific customer relationships in two of our collision centers, as well as the effect of a large hailstorm in Texas during 2005. Additionally, the decline in collision service revenues for the nine months ended September 30, 2006, was reflective of the closure of three collision centers during 2005 and early 2006, partially offset by the opening of one new facility.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Retail New and Used
Unit Sales
Same Stores	49,757	(0.5)%	50,019	142,726	(1.1)%	144,288
Transactions	3,489		2,162	6,743		5,130

Total	53,246	2.0%	52,181	149,469	0.0%	149,418

Retail Finance Fees
Same Stores	$16,128	(7.4)%	$17,416	$50,438	(2.4)%	$51,683
Transactions	875		608	2,063		1,686

Total	$17,003	(5.7)%	$18,024	$52,501	(1.6)%	$53,369

Vehicle Service Contract Fees
Same Stores	$20,741	9.2%	$18,999	$55,988	3.4%	$54,125
Transactions	1,457		688	2,450		1,639

Total	$22,198	12.8%	$19,687	$58,438	4.8%	$55,764

Insurance and Other
Same Stores	$11,129	(4.4)%	$11,645	$34,012	1.6%	$33,490
Transactions	691		381	1,221		1,025

Total	$11,820	(1.7)%	$12,026	$35,233	2.1%	$34,515

Total
Same Stores	$47,998	(0.1)%	$48,060	$140,438	0.8%	$139,298
Transactions	3,023		1,677	5,734		4,350

Total	$51,021	2.6%	$49,737	$146,172	1.8%	$143,648

Finance and Insurance
Revenues per Unit Sold
Same Stores	$965	0.4%	$961	$984	2.0%	$965
Transactions	$866		$776	$850		$848
Total	$958	0.5%	$953	$978	1.8%	$961
     Our finance and insurance revenues per retail unit sold increased 0.5% during the three months ended September 30, 2006, as compared to 2005, due primarily to increases in Same Store results. For the nine months ended September 30, 2006, we experienced a 1.8% increase, resulting from a 2.0% increase in Same Store results.
     During the three and nine months ended September 30, 2006, compared to 2005, Same Store retail finance fee income declined due to lower unit sales as well as a 10.3% and a 3.2% decline in revenue per contract sold, respectively, as various manufacturers moved toward subvented financing strategies. In addition, for the nine months ended September 30, 2006, we have experienced a $1.2 million decrease in chargeback expense. The reduction in chargeback expense was due to a decrease in customer refinancing activity, in which a customer obtains a new, lower rate loan from a third-party source in order to replace the original loan chosen by the customer to obtain upfront manufacturer incentives. This activity declined during the latter part of 2005 as the manufactures moved towards employee pricing and subvented financing and away from other incentives.
     During the three months ended September 30, 2006, as compared to 2005, our Same Store vehicle service contract fees increased 9.2% due primarily to an increase in penetration rates from 36.1% in 2005 to 37.7% in 2006, and a 3.8% increase in income per contract sold from the third quarter of 2005, due to retroactive incentive monies. For the nine months ended September 30, 2006, Same Store vehicle service contract fees increased 3.4% due primarily to a 2.7% increase in revenue per contract, as well as a $0.5 million decrease in chargeback expense.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Personnel
Same Stores	$105,248	0.2%	$105,014	$317,857	(2.3)%	$325,500
Transactions	7,586		6,069	13,373		13,043

Total	$112,834	1.6%	$111,083	$331,230	(2.2)%	$338,543

Advertising
Same Stores	$16,467	17.3%	$14,042	$47,305	0.7%	$46,997
Transactions	1,557		1,030	2,920		2,380

Total	$18,024	19.6%	$15,072	$50,225	1.7%	$49,377

Rent and Facility Costs
Same Stores	$22,704	8.7%	$20,896	$69,822	11.0%	$62,910
Transactions	1,144		478	2,579		3,222

Total	$23,848	11.6%	$21,374	$72,401	9.5%	$66,132

Other SG&A
Same Stores	$34,447	5.4%	$32,697	$101,893	3.6%	$98,384
Transactions	(1,110)		5,990	(4,286)		8,417

Total	$33,337	(13.8)%	$38,687	$97,607	(8.6)%	$106,801

Total SG&A
Same Stores	$178,866	3.6%	$172,649	$536,877	0.6%	$533,791
Transactions	9,177		13,567	14,586		27,062

Total	$188,043	1.0%	$186,216	$551,463	(1.7)%	$560,853

Total Gross Profit
Same Stores	$236,376	1.1%	$233,699	$703,409	2.6%	$685,552
Transactions	13,472		9,419	26,925		22,145

Total	$249,848	2.8%	$243,118	$730,334	3.2%	$707,697

SG&A as % of Gross Profit
Same Stores	75.7%		73.9%	76.3%		77.9%
Transactions	68.1%		144.0%	54.2%		122.2%
Total	75.3%		76.6%	75.5%		79.3%

Approximate Number of Employees at September 30,	8,800		8,900	8,800		8,900
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
     SG&A expenses decreased as a percentage of gross profit from 76.6% and 79.3% during the three and nine months ended September 30, 2005, respectively, to 75.3% and 75.5% for the comparable periods of 2006. These decreases resulted primarily from the increases in overall gross profit without a corresponding increase in personnel costs for the three- and nine-month periods and in advertising costs, for the nine months ended September 30, 2006. We also realized the benefit, in 2006, of business interruption recoveries and gains from the sale of franchises. These positive factors were partially offset by higher advertising expenses, in the third quarter of 2006, and higher rent and other facility costs throughout the year.
     For the three months ended September 30, 2006, Same Store personnel costs were essentially unchanged from prior year while for the nine months ended September 30, 2006, we experienced a 2.3% decline, in both cases while gross profit increased. This resulted primarily from changes in variable compensation pay plans and personnel reductions. The consolidated results for the three and nine months ended September 30, 2006, included severance payments totaling $1.9 million and $3.1 million, respectively.
     For the three and nine months ended September 30, 2006, Same Store advertising expense increased 17.3% and 0.7%, respectively, compared to 2005. These increases were due to a decline in the recognition of manufacturer provided advertising assistance, primarily on domestic brands, due to lower unit sales and also due to increased marketing efforts in select markets.

Our third quarter 2005 results were positively impacted as a result of reducing our advertising spending at our domestic stores during the manufacturers’ employee sales programs, as well as our decision to cease advertising in New Orleans following hurricane Katrina. Our advertising expenditures will vary period to period based upon current trends, market factors and other circumstances in each individual market.
     The 8.7% and 11.0% increases in Same Store rent and facility costs for the three- and nine-month periods are primarily due to rent increases associated with facilities which we sold and leased back in 2005. In addition, we incurred approximately $0.5 million and $1.4 million of rent and other carrying costs on projects under construction that were expensed in the three and nine months ended September 30, 2006, respectively, which, under prior accounting guidance, was permitted to be capitalized.
     Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. For the three months ended September 30, 2006, we experienced a $1.8 million increase in these costs on a Same Store basis, primarily attributable to the benefit recorded, in 2005, of a $1.4 million adjustment to our estimated obligations under our general liability policies based on an actuarial analysis completed during the third quarter of 2005. For the nine months ended September 30, 2006, we experienced a $3.5 million increase of these costs on a Same Store basis. This increase was primarily due to the above-noted insurance adjustment in 2005, as well as an increase in fuel and other delivery expenses during 2006.
     The $1.1 million benefit from Transactions during the three months ended September 30, 2006, resulted primarily from total gains of $3.3 million from the sale of three franchises, net of the other SG&A expenses incurred by dealerships acquired during the year. For the nine months ended September 30, 2006, the $4.3 million benefit from Transactions, resulted primarily from the third quarter gains on sale of franchises, $2.5 million from gains on sales of franchises earlier in 2006, the $6.4 million of business interruption insurance recoveries discussed below, all net of the $4.5 million legal settlement with respect to our New Orleans Dodge facility lease dispute and the other SG&A expenses incurred by dealerships acquired during the year. Excluding the impact of these items, our consolidated SG&A as a percentage of gross profit would have been 76.6% for both the three and nine months ended September 30, 2006. Our third quarter 2005 results were favorably impacted by the $1.4 million adjustment to our estimated obligations under our general liability policies during the third quarter of 2005. Excluding this benefit, our SG&A as a percentage of gross profit was 77.2% for the three months ended September 30, 2005.
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
     The Company maintains business interruption insurance coverage under which it filed claims, and received reimbursement, totaling $7.8 million, after application of related deductibles, related to the effects of these two storms. During 2005, the Company recorded approximately $1.4 million of these proceeds, related to covered payroll and fixed cost expenditures incurred from August 29, 2005, to December 31, 2005. The remaining $6.4 million, including $0.2 million in the quarter ended September 30, was recognized during 2006 as the claims were finalized, all of which were reflected as a reduction of selling, general and administrative expense.
     In addition to the business interruption recoveries noted above, the Company also incurred and has been reimbursed for approximately $0.9 million of expenses related to the clean-up and reopening of its affected dealerships. The Company recognized $0.7 million of these proceeds during 2005 and $0.2 million during 2006.
     Dealer Management System Conversion
     On March 30, 2006, we announced that the Dealer Services Group of Automatic Data Processing Inc. (“ADP”) would become the sole dealership management system (“DMS”) provider for our existing stores. Approximately 80% of our stores were operating on the ADP platform as of September 30, 2006. The remaining stores, located in California, Florida, Georgia and Texas, will be converted to ADP over the next nine months, further standardizing operational processes throughout our dealerships. This conversion will also be another key enabler in supporting efforts to standardize backroom processes and share best practices across all dealerships. We expect to incur charges for exiting contracts with other system providers, with the majority of these charges to be incurred in 2006 as each store begins the conversion process. As a result of conversions, during the three and nine months ended September 30, 2006, we accrued a total of $0.7 million, reflected in the Same Store results above, and expect to incur additional charges in the range of $1.3 million to $2.4 million over the remainder of 2006. We also anticipate additional charges will be incurred in the first half of 2007, as we complete the conversion of the remainder of our stores.
Depreciation and Amortization Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Same Stores	$4,335	0.7%	$4,305	$13,184	(4.9)%	$13,866
Transactions	114		292	200		656

Total	$4,449	(3.2)%	$4,597	$13,384	(7.8)%	$14,522

     Our Same Store depreciation and amortization expense decreased during the nine months ended September 30, 2006, primarily as a result of a $1.0 million charge taken during the first quarter of 2005, resulting from an adjustment to the depreciable lives of certain of our leasehold improvements to better reflect their remaining useful lives.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Same Stores	$9,397	8.7%	$8,644	$33,487	26.3%	$26,519
Transactions	668		615	1,456		1,479

Total	$10,065	8.7%	$9,259	$34,943	24.8%	$27,998

Memo:
Manufacturer’s assistance	$10,365	7.0%	$9,691	$28,527	3.6%	$27,527
     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense increased during the three months ended September 30, 2006, compared to 2005, primarily as a result of an approximate 218 basis-point increase in weighted average interest rates partially offset by a $133.0 million decrease in weighted average floorplan borrowings outstanding between the periods. For the nine months ended September 30, 2006, the increase in floorplan interest expense was primarily the result of an approximate 211 basis-point increase in weighted average interest rates, partially offset by a $86.4 million decrease in weighted average floorplan borrowings outstanding. The quarter and year-to-date period ended September 30, 2006, benefited from the paydown of floorplan borrowings with proceeds from the issuance of our 2.25% convertible senior notes (“2.25% Notes”) in late June.
Other Interest Expense, net
     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, increased $1.0 million, or 23.5%, to $5.4 million for the three months ended September 30, 2006, from $4.3 million for the three months ended September 30, 2005. This increase was primarily due to an approximate $237.5 million increase in weighted average borrowings outstanding between the periods, primarily resulting from the issuance of the 2.25% Notes in June 2006, partially offset by a 341 basis-point decrease in weighted average interest rates. For the nine months ended September 30, 2006, interest expense decreased $0.8 million, or 5.8%, to $13.4 million from $14.2 million for the nine months ended September 30, 2005. This decrease was primarily due to a 120 basis-point decrease in weighted average interest rates partially offset by an approximate $25.7 million increase in weighted average borrowings outstanding between the periods.
Provision for Income Taxes
     Our provision for income taxes increased $3.2 million to $15.4 million for the three months ended September 30, 2006, from $12.2 million for the three months ended September 30, 2005. Our effective tax rate increased to 36.8%, from 36.0% for the three months ended September 30, 2005, due primarily to the impact of our adoption of SFAS 123(R) and changes to the distribution of our earnings in taxable state jurisdictions. For the nine months ended September 30, 2006, our provision for income taxes increased, excluding the 2005 tax benefit associated with the cumulative effect of a change in accounting principle discussed below, $12.1 million to $43.2 million for the nine months ended September 30, 2006, from $31.1 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, our effective tax rate increased to 37.0%, from 36.5% for the nine months ended September 30, 2005, due primarily to the impact of our adoption of SFAS 123(R) and changes to the distribution of our earnings in taxable state jurisdictions, partially offset by the benefit from tax credits associated with our employment activity in the Hurricane Katrina and Hurricane Rita impact zones.
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
Sources of Liquidity and Capital Resources
     Cash on Hand. As of September 30, 2006, our total cash on hand was $34.9 million.
     Cash Flows. The following table sets forth selected information from our statements of cash flow:

	For the Nine
	Months Ended September 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$127,401	$245,698
Net cash used in investing activities	(192,142)	(66,318)
Net cash provided by (used in) financing activities	61,903	(183,602)

Net decrease in cash and cash equivalents	$(2,838)	$(4,222)

     Operating activities. For nine months ended September 30, 2006, we received $127.4 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges.
     For the nine months ended September 30, 2005, we generated $245.7 million in net cash from operating activities, primarily driven by a $191.7 million decrease in inventory, as well as net income, after adding back depreciation and amortization and other non-cash charges, including the $16.0 million after-tax charge related to the change in accounting principle. These were partially offset by a $73.6 million decrease in floorplan borrowings from manufacturer-affiliated lenders.
     Investing activities. During the first nine months of 2006, we used approximately $192.1 million in investing activities. We used $191.1 million for acquisitions, net of cash received, and $50.6 million for purchases of property and equipment. Approximately $41.8 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $51.0 million in proceeds from sales of franchises and other property and equipment.
     During the first nine months of 2005, we used approximately $66.3 million in investing activities. We used $35.6 million for acquisitions, net of cash received, and $45.0 million for purchases of property and equipment. Approximately $33.0 million of the property and equipment purchases was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $15.4 million in proceeds from sales of property and equipment.
     Financing activities. We obtained approximately $61.9 million from financing activities during the nine months ended September 30, 2006, primarily from $280.8 million of net proceeds from the issuance of the 2.25% Notes, $80.6 million of proceeds from the sale of the warrants discussed below in Uses of Liquidity and Capital Resources, and $21.9 million of proceeds from the issuance of common stock to benefit plans. Offsetting these receipts was $116.3 million used to purchase the calls on our common stock discussed below in Uses of Liquidity and Capital Resources, $54.6 million used to repurchase outstanding common stock, and $127.7 million used to repay outstanding borrowings under the floorplan line of our syndicated credit facility.

     We used approximately $183.6 million in financing activities during the nine months ended September 30, 2005, primarily to repay floorplan and acquisition line borrowings under our revolving credit facility. We received $16.5 million during this period in connection with the exercise of stock options and the sale of shares pursuant to our employee stock purchase plan.
     Working Capital. At September 30, 2006, we had working capital of $269.1 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, also subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures and/or general corporate purposes.
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
     Our revolving credit facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements. We were in compliance with these covenants at September 30, 2006.
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

     The following table summarizes the position of our credit facilities as of September 30, 2006:

	Total
Credit Facility	Commitment	Outstanding	Available
		(in thousands)
Floorplan Line (1)	$750,000	$279,685	$470,315
Acquisition Line (2)	200,000	15,619	184,381

Total Revolving Credit Facility	950,000	295,304	654,696

FMCC Facility	300,000	127,197	172,803
DaimlerChrysler Facility	300,000	140,591	159,409

Total Credit Facilities (3)	$1,550,000	$563,092	$986,908

(1)	The available balance at September 30, 2006, includes $177.3 million of immediately available funds from the temporary paydown of our Floorplan Line with excess cash on hand. See Working Capital discussion above.

(2)	The outstanding balance at September 30, 2006, includes $15.6 million of letters of credit.

(3)	Outstanding balance excludes $25.3 million of borrowings with manufacturer-affiliates for rental vehicle financing not associated with any of the Company’s credit facilities.
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

     The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of our Credit Facility, which may be re-borrowed; to repurchase 933,800 shares of our common stock for approximately $50 million; and to pay the approximate $35.7 million net cost of the purchased options and warrant transactions described below in Uses of Liquidity and Capital Resources. Debt issue costs totaled approximately $6.7 million and are being amortized over a period of ten years (the point at which the holders can first require us to redeem the 2.25% Notes).
     The 2.25% Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries.
Uses of Liquidity and Capital Resources
     Capital Expenditures. Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations and purchases of real estate, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, or manufacturer imaging programs. During 2006, we plan to invest approximately $83.7 million to expand or relocate ten existing facilities, including the purchase of land and related equipment, and to perform manufacturer required imaging projects at nine additional locations.
     Acquisitions. Our acquisition target for 2006 is to complete strategic acquisitions that have approximately $750.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities and our Acquisition Line. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. Thus, our targeted acquisition budget of $750.0 million is expected to cost us between $150.0 and $187.5 million, excluding the amount incurred to finance vehicle inventories. Since December 31, 2005, we have completed the acquisition of nine franchises and have been granted two additional add-point franchises through September 30, 2006, and incurred a total of $145.2 million, excluding the amount to finance vehicle inventories.
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

     No shares of our common stock have been issued or received under the Purchased Options or the Warrants. Since the price of our common stock was less than $59.43 at September 30, 2006, the intrinsic value of both the Purchased Options and the Warrants, as expressed in shares of the Company’s common stock, was zero. Changes in the price of the Company’s common stock will impact the share settlement of the 2.25% Notes, the Purchased Options and the Warrants as illustrated below (shares in thousands):

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
     8.25% Senior Subordinated Note Repurchases. During the three and nine months ended September 30, 2006, we repurchased approximately $4.8 million and $10.7 million par value of our outstanding 8.25% senior subordinate notes.
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
     In addition, under separate authorization, in March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan on a quarterly basis. Pursuant to this authorization, a total of 86,000 shares were repurchased during the first nine months of 2006, at a cost of approximately $4.6 million. Approximately $2.7 million of the funds for such repurchases came from employee contributions during the period.
     Dividends. Prior to 2006, we had never declared or paid dividends on our common stock. During the first nine months of 2006, our Board of Directors declared dividends of $0.13 per common share for the fourth quarter of 2005 and $0.14 per common share for the first and second quarters of 2006. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $10.0 million in the first nine months of 2006. The payment of any future dividend is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
     Provisions of our credit facilities and our 8.25% senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of September 30, 2006, our 8.25% senior subordinated notes indenture, the most restrictive agreement with respect to such limits, limited future dividends and stock repurchases to $45.7 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2010 and our 8.25% senior subordinated notes mature in 2013.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information about our market sensitive financial instruments updates was provided as of December 31, 2005, in our Annual Report on Form 10-K. There have been no significant changes in our market risk from those disclosed at that time during the three months ended September 30, 2006.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that material information was accumulated, and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the three months ended September 30, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.
     The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of our Texas dealership subsidiaries, have been named in two state court class action lawsuits and one federal court class action lawsuit. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, the state court in which two of the actions are pending certified classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state court actions. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June 2005, the Company’s Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlement of the state court actions was approved by the state court in August 2006. The court dismissed the state court actions in October 2006. As a result of that settlement, the state court certified a settlement class of certain Texas automobile purchasers. Dealers participating in the settlement, including a number of our Texas dealership subsidiaries, are expected to issue certificates for discounts off future vehicle purchases, refund cash in some circumstances, pay attorneys’ fees, and make certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. In addition, participating dealers have funded and will fund certain costs of the settlement, including costs associated with notice of the settlement to the class members. The federal action settlement does not involve the certification of any additional classes. We anticipate that a dismissal motion will be filed soon in the federal court action. The estimated remaining expense of the proposed settlements of $1.2 million has been included in accrued expenses in the accompanying consolidated financial statements.
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
     In addition to the foregoing cases, due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on its business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive-, rebate- or warranty-related items and charge us back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to our right to appeal any such decision. In August 2006, one of our manufacturers notified us of the results of a recently completed incentive- and rebate-related audit at one of our dealerships, in which the manufacturer had assessed a $3.1 million claim against us for chargeback of alleged non-qualifying incentive and rebate awards. We believe we have meritorious defenses against this claim that we will pursue under the manufacturer’s appeals process.
     Other than as noted above, there are currently no legal or other proceedings pending against or involving us that, in our opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes in our risk factors as previously disclosed in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in the Company’s Form 8-K filed on June 19, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan on a quarterly basis. There is no minimum or maximum quantity or valuation of shares associated with this authorization. The following table summarizes the share repurchases associated with the Company’s employee stock purchase plan, which occurred during the most recently completed quarter.

	Shares	Average Price
Period	Repurchased	Paid per Share
July 1 - 31, 2006	—	$—
August 1 - 31, 2006	20,000	$45.88
September 1 - 30, 2006	—	$—

Total shares repurchased	20,000

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

Group 1 Automotive, Inc.

November 9, 2006 Date	By:	/s/ John C. Rickel John C. Rickel
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

11.1	Statement re: computation of earnings per share is included under Note 4 to the financial statements.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.