Form 10-K
period 2006-12-31
GROUP 1 AUTOMOTIVE INC
filed 2007-02-27
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-13461
Group 1 Automotive, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0506313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Echo Lane, Suite 100 Houston, Texas 77024 (Address of principal executive offices, including zip code)	(713) 647-5700 (Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, par value $0.01 per share	New York Stock Exchange

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1,307.7 million based on the reported last sale price of common stock on June 30, 2006, which is the last business day of the registrant’s most recently completed second quarter.

As of February 23, 2007, there were 24,264,600 shares of our common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. We have attempted to identify forward-looking statements by terminology such as “expect,” “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “could,” “possible,” “plan,” “project,” “forecast” and similar expressions. These statements include statements regarding our plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases and dividends;

•	capital expenditures;

•	changes in sales volumes in the new and used vehicle and parts and service markets;

•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industrywide inventory levels; and

•	availability of financing for inventory, working capital and capital expenditures.

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

ii

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

The information contained in this Annual Report on Form 10-K, including the information set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” identifies factors that could affect our operating results and performance. We urge you to carefully consider those factors.

All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no responsibility to update our forward-looking statements.

iii

PART I

Item 1.	Business

General

Group 1 Automotive, Inc. is a leading operator in the $1.0 trillion automotive retail industry. We own and operate 143 franchises at 105 dealership locations and 30 collision centers as of December 31, 2006. Through our operating subsidiaries, we market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas.

Prior to January 1, 2006, our retail network was organized into 13 regional dealership groups, or “platforms”. In 2006, we reorganized our operations and as of December 31, 2006, the retail network consisted of the following four regions (with the number of dealerships they comprised): (i) Northeast (23 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) Southeast (19 dealerships in Alabama, Florida, Georgia, Louisiana and Mississippi), (iii) Central (51 dealerships in New Mexico, Oklahoma and Texas) and (iv) West (12 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer, as well as a regional chief financial officer reporting directly to the Company’s Chief Financial Officer.

Business Strategy

Our business strategy is to leverage one of our key strengths — the considerable talent of our people to sell new and used vehicles; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts via an expanding network of franchised dealerships located in growing regions of the United States. We believe over the last two years we have developed one of the strongest management teams in the industry, adding seasoned veterans with automotive retailing experience, starting with our:

•	President and Chief Executive Officer;

•	Senior Vice President, Operations and Corporate Development;

•	Senior Vice President and Chief Financial Officer;

•	Vice President, General Counsel and Corporate Secretary;

•	Vice President of Fixed Operations;

•	four regional vice presidents; and

•	operators of our individual store locations.

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

To fully leverage our scale, reduce costs, enhance internal controls and enable further growth, we are taking steps to standardize key operating processes. First, we effected the management consolidation through the reorganization described above. This move supports more rapid decision making and speeds the roll-out of new processes. Additionally, we are consolidating our dealer management system suppliers and implementing a standard general ledger layout throughout our dealerships. As of December 31, 2006, approximately 87% of our dealerships utilized the same dealer management system offered by Dealer Services Group of Automatic Data Processing Inc. We expect that all of our dealerships will be on the same dealer management system by June 30, 2007 and standard general ledger layout by December 31, 2007. These actions represent key building blocks that will not only enable us to bring more efficiency to our accounting and information technology processes, but will support further standardization of critical processes and more rapid integration of acquired operations going forward, and significantly reduce technology costs.

We continue to believe that substantial opportunities for growth through acquisition remain in our industry. We intend to continue focusing on growing our portfolio of import and luxury brands, as well as targeting that growth to provide geographic diversity in areas with bright economic outlooks over the longer-term. We completed acquisitions comprising in excess $700 million in estimated aggregated annualized revenues for 2006. We are targeting acquisitions of at least $600 million in estimated aggregated annualized revenues for 2007.

Despite our desire to continue to grow through acquisitions, we continue to primarily focus on the performance of our existing stores to achieve internal growth goals. We believe further revenue growth is available in our existing stores and plan to utilize enhancements to our technology to help our people deliver that anticipated growth. In particular, we continue to focus on growing our higher margin used vehicle and parts and service businesses, which support growth even in the absence of an expanding market for new vehicles. To this end, we implemented an internet based used vehicle inventory management system, American Auto Exchange or AAX, enabling us to:

•	make used vehicle inventory decisions based on real time market valuation data;

•	leverage our size and local market presence; and

•	better control our exposure to used vehicles.

The use of our software products tool in conjunction with our management focus in the used vehicle operations has helped to increase retail sales and improve margins. We are also continuing to improve service revenue by further capital investment in our facilities. In addition, in 2006, we hired a senior executive to oversee our parts and services operations.

To further strengthen our management team, we created two additional management positions late in the year, which we believe will lead to further efficiencies and streamlined management of costs. First, for the first time we formed the office of General Counsel, and empowered the office with the responsibility of managing our numerous legal matters, including our legal expenditures and monitoring the costs efficiency of our outside legal counsel fees. Secondly, we created the position of vice president — purchasing which will be responsible for centralizing our purchasing department in an attempt to fully utilize our buying power in the marketplace and to take advantage of certain economies of scale.

For 2007, we are focusing on four areas as we continue implementing steps to become a best-in-class automotive retailer. These areas are:

•	Greater emphasis on increasing same-store revenue growth;

•	Completion of the transition to an operating model with greater commonality of key operating processes and systems that support the extension of best practices and the leveraging of scale;

•	Continued emphasis on cost reduction and operating efficiency efforts; and

•	Increased ownership of our real estate holdings.

We believe the combination of these actions should allow us to grow profitability over the next five years.

Dealership Operations

Our operations are located in geographically diverse markets from New Hampshire to California. The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2006, and the number of dealerships and franchises in each region:

		Percentage of Our
		New Vehicle
		Retail Units Sold
		During the Twelve	As of December 31, 2006
		Months Ended	Number of	Number of
Region	Geographic Market	December 31, 2006	Dealerships	Franchises

Northeast	Massachusetts	12.5%	10	11
	New Hampshire	3.8	3	3
	New Jersey	3.3	6	7
	New York	2.3	4	4

		21.9	23	25
Southeast	Louisiana	5.0	5	8
	Florida	4.5	4	4
	Georgia	3.8	6	8
	Mississippi	0.6	3	3
	Alabama	0.3	1	1

		14.2	19	24
Central	Texas	33.4	35	52
	Oklahoma	10.6	13	20
	New Mexico	2.1	3	7
	Colorado(1)	0.2	—	—

		46.3	51	79
West	California	17.6	12	15

Total		100.0%	105	143

(1)	We disposed of our only Colorado dealership during 2006.

Each of our local operations has a management structure that promotes and rewards entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts and service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization. Our regional vice presidents are responsible for the overall performance of their regions and for overseeing the dealership general managers.

New Vehicle Sales

In 2006, we sold or leased 129,198 new vehicles representing 34 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for approximately 28.2% of our gross profit in 2006. In addition to the profit related to the transactions, a typical new vehicle sale or lease creates the following additional profit opportunities for a dealership:

•	manufacturer rebates and incentives, if any;

•	the resale of any trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale; and

•	the service and repair of the vehicle both during and after the warranty period.

Brand diversity is one of our strengths. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned as of, December 31, 2006:

			Franchises Owned
			as of
	New Vehicle	New Vehicle	December 31,
	Revenues	Unit Sales	2006
	(In thousands)

Toyota	$910,582	37,063	13
Ford	484,757	16,032	14
Nissan	333,459	13,004	12
Lexus	293,066	6,748	3
Honda	255,914	10,817	8
Mercedes-Benz	237,621	4,121	3
BMW	210,281	4,304	6
Chevrolet	201,582	7,184	6
Dodge	186,520	6,363	9
Chrysler	82,925	3,200	10
Acura	77,109	2,293	4
Jeep	76,568	2,814	9
GMC	61,845	1,872	4
Infiniti	54,337	1,406	1
Scion	42,502	2,666	N/A	(1)
Volvo	39,721	1,134	2
Audi	28,726	637	1
Lincoln	28,514	665	5
Mitsubishi	28,015	1,180	4
Mazda	21,905	1,011	2
Volkswagen	18,542	749	2
Mercury	18,540	679	6
Subaru	14,589	573	1
Pontiac	14,468	659	4
Cadillac	13,228	265	2
Kia	11,337	522	2
Porsche	10,843	147	1
Mini	9,000	361	1
Buick	8,758	318	4
Hyundai	6,762	317	1
Maybach	3,919	9	1
Suzuki	1,396	80	1
Lotus	210	4	1
Hummer	37	1	—

Total	$3,787,578	129,198	143

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at 12 of our Toyota franchised locations.

Our mix of domestic, import and luxury franchises is also critical to our success. Over the past two years, we have strategically managed our exposure to the declining domestic market and emphasized the fast growing luxury and import markets, shifting our revenue mix from 41% domestic and 59% luxury and import in 2004 to 30% and 70% in 2006, respectively. Our mix for the year ended December 31, 2006, is set forth below:

	New Vehicle	New Vehicle	Percentage of
	Revenues	Unit Sales	Total Units Sold
	(In thousands)

Import	$1,645,001	67,982	53%
Domestic	1,135,963	39,121	30
Luxury	1,006,614	22,095	17

	$3,787,578	129,198	100%

Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the market, and our dealerships specifically, sooner than if the purchase was debt financed. In addition, leasing provides our dealerships with a steady supply of late-model, off-lease vehicles to be inventoried as pre-owned vehicles. Generally, these vehicles remain under factory warranty, allowing the dealerships to provide repair services, for the contract term. However, the penetration of finance and insurance product sales on leases tends to be less than in other financing arrangements. We typically do not guarantee residual values on lease transactions.

Used Vehicle Sales

We sell used vehicles at each of our franchised dealerships. In 2006, we sold or leased 67,868 used vehicles at our dealerships, and sold 45,706 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for approximately 14.9% of our gross profit in 2006, while losses from the sale of vehicles on wholesale markets reduced our gross profit by approximately 0.3%. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of our ability to acquire these vehicles at favorable prices due to their limited comparability and the nature of their valuation, which is dependent on a vehicle’s age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, the availability of retail financing, and general economic conditions.

Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, the best sources of high-quality used vehicles. Our dealerships supplement their used vehicle inventory from purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers, and from wholesalers. During 2006, we enhanced our management of used vehicle inventory, focusing on the more profitable retail used vehicle business and deliberately reducing our wholesale used vehicle business. To facilitate, we completed installation of American Auto Exchange’s used vehicle management software in all of our dealerships. This internet based software tool enables our managers to make used vehicle inventory decisions based on real time market valuation data, and is an integral part of acquisition integration. It also allows us to leverage our size and local market presence by enabling the sale of used vehicles at a given dealership from our other dealerships in a local market, effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time. Each of our dealerships attempts to maintain no more than a 37 days’ supply of used vehicles.

In addition to active management of the quality and age of our used vehicle inventory, we have attempted to increase the profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned vehicles typically sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Certified pre-owned vehicles are eligible for new vehicle benefits such as new vehicle finance rates and, in some cases, extension of the manufacturer warranty. Our certified pre-owned vehicle sales have increased from 15.8% of total used retail sales in 2005 to 16.9% in 2006.

Parts and Service Sales

We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 30 collision centers we operate. Our parts and service business accounted for approximately 37.3% of our gross profit in 2006. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular dealership. Warranty work accounted for approximately 19.4% of the revenues from our parts and service business in 2006. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a retail customer.

The automotive repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles has made it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in obtaining, training and retaining qualified technicians to work in our service and repair facilities and in state of the art repair equipment to be utilized by these technicians. Additionally, manufacturers permit warranty work to be performed only at franchised dealerships, and there is a trend in the automobile industry towards longer new vehicle warranty periods. As a result, we believe an increasing percentage of all repair work will be performed at franchised dealerships that have the sophisticated equipment and skilled personnel necessary to perform repairs and warranty work on today’s complex vehicles.

Our strategy to capture an increasing share of the parts and service work performed by franchised dealerships includes the following elements:

•	Focus on Customer Relationships; Emphasize Preventative Maintenance. Our dealerships seek to retain new and used vehicle customers as customers of our parts and service departments. To accomplish this goal, we use systems that track customers’ maintenance records and notify owners of vehicles purchased or serviced at our dealerships in advance when their vehicles are due for periodic service. Our use of computer-based customer relationship management tools increases the reach and effectiveness of our marketing efforts, allowing us to target our promotional offerings to areas in which service capacity is under-utilized or profit margins are greatest. We continue to train our service personnel to establish relationships with their service customers to promote a long-term business relationship. Vehicle service contracts sold by our finance and insurance personnel also assist us in the retention of customers after the manufacturer’s warranty expires. We believe our parts and service activities are an integral part of the customer service experience, allowing us to create ongoing relationships with our dealerships’ customers thereby deepening customer loyalty to the dealership as a whole.

•	Sell Vehicle Service Contracts in Conjunction with Vehicle Sales. Our finance and insurance sales departments attempt to connect new and used vehicle customers with vehicle service contracts and secure repeat customer business for our parts and service departments.

•	Efficient Management of Parts Inventory. Our dealerships’ parts departments support their sales and service departments, selling factory-approved parts for the vehicle makes and models sold by a particular dealership. Parts are either used in repairs made in the service department, sold at retail to customers, or sold at wholesale to independent repair shops and other franchised dealerships. Our dealerships employ parts managers who oversee parts inventories and sales. Our dealerships also frequently share parts with each other. Modern day software programs are used to monitor parts inventory to avoid obsolete and unused parts to maximize sales and to take advantage of manufacturer return procedures.

Finance and Insurance Sales

Revenues from our finance and insurance operations consist primarily of fees for arranging financing, vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for approximately 20.0% of our gross profit in 2006. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.

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

Extended Warranty, Vehicle Service and Insurance Products.  We offer our customers a variety of vehicle warranty and extended protection products in connection with purchases of new and used vehicles, including:

•	extended warranties;

•	maintenance, or vehicle service, products and programs;

•	guaranteed asset protection, or “GAP,” insurance, which covers the shortfall between a customer’s contract balance and insurance payoff in the event of a total vehicle loss;

•	credit life and accident and disability insurance; and

•	lease “wear and tear” insurance.

The products our dealerships currently offer are generally underwritten and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Under our arrangements with the providers of these products, we either sell these products on a straight commission basis, or we sell the product, recognize commission and participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. These commissions may be subject to chargeback, in full or in part, if the contract is terminated prior to its scheduled maturity. We own a company that reinsures a portion of the third-party credit life and accident and disability insurance policies we sell.

New and Used Vehicle Inventory Financing

Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and separate floorplan arrangements with Ford Motor Credit Company and DaimlerChrysler Services North America. We renewed our revolving credit facility in December 2005 for a five-year term. The facility provides $750.0 million in floorplan financing capacity that we use to finance our used vehicle inventory and all new vehicle inventory other than new vehicles produced by Ford, DaimlerChrysler and their affiliates. During 2006, we had separate floorplan arrangements with Ford Motor Credit Company and DaimlerChrysler Services North America. Each provided $300 million of floorplan financing capacity. We use the funds available under these arrangements exclusively to finance our inventories of new vehicles produced by the lenders’ respective manufacturer affiliates. The DaimlerChrysler Facility was initially set to mature on December 16, 2006; however, we reached an agreement with DaimlerChrysler, extending the maturity date to February 28, 2007. We do not anticipate renewing this facility past its maturity date, and plan to use borrowings under the Credit Facility to pay off the balance at that time. The Ford Facility was also initially set to mature in December 2006; however, we reached an agreement with Ford to extend the maturity date of this facility to December 2007. Most manufacturers also offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases.

Acquisition and Divestiture Program

We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a focus on import and luxury brands;

•	creating economies of scale;

•	delivering a targeted return on investment; and

•	eliminating underperforming dealerships.

We have grown our business primarily through acquisitions. From January 1, 2002 through December 31, 2006, we:

•	purchased 66 franchises with expected annual revenues, estimated at the time of acquisition, of approximately $3.0 billion;

•	disposed of 28 franchises with annual revenues of approximately $391.4 million; and

•	were granted 10 new franchises by vehicle manufacturers.

Acquisition strategy.  We seek to acquire large, profitable, well-established dealerships that are leaders in their markets to:

•	expand into geographic areas we do not currently serve;

•	expand our brand, product and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets; and/or

•	increase operating efficiency and cost savings in areas such as advertising, purchasing, data processing, personnel utilization and the cost of floorplan financing.

We typically pursue dealerships with superior operational management personnel whom we seek to retain. By retaining existing management personnel who have experience and in-depth knowledge of their local market, we seek to avoid the risks involved with employing and training new and untested personnel.

We continue to focus on the acquisition of dealerships or groups of dealerships that offer opportunities for higher returns, particularly import and luxury brands, and will enhance the geographic diversity of our operations in regions with attractive long-term economic prospects. In 2006, we continued disposing of under-performing dealerships and expect this process to continue throughout 2007 as we rationalize our dealership portfolio to increase the overall profitability of our operations.

Recent Acquisitions.  In 2006, we acquired 13 franchises, 12 import and one domestic, with expected annual revenues of approximately $725.5 million. The new franchises included (i) a Toyota/Scion franchise and a Nissan franchise in the Los Angeles metro market, (ii) a Honda, Kia and two Nissan franchises in Alabama and Mississippi, (iii) a BMW, Honda and two Acura franchises in New Jersey, (iv) a Toyota and Lexus franchises in Manchester, New Hampshire and (v) a Buick franchise in Oklahoma City that is operated out of an existing Pontiac-GMC dealership. In addition, during 2006 Suzuki granted us a dealership in the Los Angeles area.

Divestiture Strategy.  We continually review our capital investments in dealership operations for disposition opportunities, based upon a number of criteria, including:

•	the rate of return over a period of time;

•	location of the dealership in relation to existing markets and our ability to leverage our cost structure; and

•	the dealership franchise brand.

While it is our desire to only acquire profitable, well-established dealerships, at times we must acquire stores that do not fit our investment profile as a part of a particular dealership group. We acquire such dealerships with the understanding that we may need to divest ourselves of them in the near or immediate future. The costs associated with such divestiture are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors such as (i) change in management, (ii) increase or improvement in facility operations, (iii) relocation of facility based on demographic changes, or (iv) reduction in costs and sales training. If, after a period of time, a dealership’s profitability does not respond in a positive nature, management will make the decision to sell the dealership to a third party, or, in the rare case, surrender the dealership back to the manufacturer. Management constantly monitors the performance of all of its stores, and routinely assesses the need for divestiture.

Recent Dispositions.  During 2006, we sold 13 franchises with annual revenues of approximately $197.8 million. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations, or accounting charges related to the impairment of assets. For 2007, we have estimated charges related to divestitures to be between $5 million and $10 million.

Outlook.  Our acquisition target for 2007 is to complete acquisitions of dealerships that have at least $600 million in estimated aggregated annual revenues. In this regard, during January 2007, we acquired BMW, Mini and Volkswagen franchises with total expected annual revenues of $123.1 million. Also in early 2007, we disposed of two Ford franchises and a Chrysler franchise with annual revenues of $48.2 million. Based on market conditions, franchise performance and our overall strategy, we continue to anticipate disposing of franchises and/or underlying dealerships from time to time.

Competition

We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and where to have a vehicle serviced. According to industry sources, there are approximately 21,500 franchised automobile dealerships and approximately 45,000 independent used vehicle dealers in the retail automotive industry.

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

New and Used Vehicles.  In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies, and Internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not sell in a particular market. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. In the used vehicle market, our dealerships compete with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies and private parties for the supply and resale of used vehicles. We believe the principal competitive factors in the automotive retailing business are location, on-site management, the suitability of a franchise to the market in which it is located, service, price and selection.

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

Finance and Insurance.  In addition to competition for vehicle sales and service, we face competition in arranging financing for our customers’ vehicle purchases from a broad range of financial institutions. Many financial institutions now offer finance and insurance products over the Internet, which may reduce our profits from the sale of these products. We believe the principal competitive factors in the finance and insurance business are convenience, interest rates, product availability and flexibility in contract length.

Acquisitions.  We compete with other national dealer groups and individual investors for acquisitions. Increased competition, especially in certain of the luxury and foreign brands, may raise the cost of acquisitions. We cannot guarantee that there will be sufficient opportunities to complete desired acquisitions, nor are we able to guarantee that we will be able to complete acquisitions on terms acceptable to us.

Financing Arrangements

As of December 31, 2006, our total outstanding indebtedness and lease and other obligations were approximately $1,841.8 million, including the following:

•	$437.3 million under the floorplan portion of our revolving credit facility;

•	$477.6 million of future commitments under various operating leases;

•	$281.3 million in 2 1/4% under our convertible senior notes due 2036;

•	$135.2 million in 8 1/4% senior subordinated notes due 2013;

•	$133.0 million under our Ford Motor Credit Company floorplan facility;

•	$131.8 million under our DaimlerChrysler Services North America floorplan facility;

•	$23.2 million under floorplan notes payable to various manufacturer affiliates for rental vehicles;

•	$12.9 million of various notes payable;

•	$18.1 million of letters of credit, to collateralize certain obligations, issued under the acquisition portion of our revolving credit facility; and

•	$191.4 million of other short- and long-term purchase commitments.

As of December 31, 2006, we had the following approximate amounts available for additional borrowings under our various credit facilities:

•	$312.7 million under the floorplan portion of our revolving credit facility;

•	$181.9 million under the acquisition portion of our revolving credit facility;

•	$167.0 million under our Ford Motor Credit Company floorplan facility; and

•	$168.2 million available for additional borrowings under the DaimlerChrysler Services North America floorplan facility.

In addition, the indenture relating to our senior subordinated notes and other debt instruments allow us to incur additional indebtedness and enter into additional operating leases.

Stock Repurchase Program

In March 2006, our Board of Directors authorized us to repurchase up to $42.0 million of our common stock, subject to management’s judgment and the restrictions of our various debt agreements. In June 2006, this authorization was replaced with a $50.0 million authorization concurrent with the issuance of the 2.25% Notes. In conjunction with the issuance of the 2.25% Notes, we repurchased 933,800 shares of our common stock at an average price of $53.54 per share, exhausting the entire $50.0 million authorization.

In addition, under separate authorization, in March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan on a quarterly basis. Pursuant to this authorization, a total of 86,000 shares were repurchased during 2006, at an average price of $53.33 per share, or approximately $4.6 million. Approximately $2.7 million of the funds for such repurchases came from employee contributions during the period.

Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

Dividends

During 2006, our Board of Directors approved four quarterly cash dividends totaling $0.55 per share. On February 20, 2007, our Board of Directors approved a dividend of $0.14 per share for shareholders of record on March 6, 2007, that will be paid on March 15, 2007. We intend to pay dividends in the future based on cash flows, covenant compliance, tax laws and other factors. See Note 9 to our consolidated financial statements for a description of restrictions on the payment of dividends.

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

Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite, and in most cases manufacturers have renewed such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including manufacturer inability to produce vehicles attractive to our consumers, unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. While historically in the automotive retail industry, dealership franchise agreements were rarely involuntarily terminated or not renewed by the manufacturer, recent difficult economic times of certain manufacturers have led to reconsideration by some manufacturers of the scope of their respective dealership networks. From time to time, certain manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. We generally work with these manufacturers to address the asserted performance issues.

Our dealership service departments perform vehicle repairs and service for customers under manufacturer warranties. We are reimbursed for such service directly from the manufacturer. Some manufacturers offer rebates to new vehicle customers that we are required, under specific program rules, to adequately document, support and typically are responsible for collecting. In addition, some manufacturers provide us with incentives to sell certain models and levels of inventory over designated periods of time. Under the terms of our dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive and rebate audits and charge us back for unsupported or non-qualifying warranty repairs, rebates or incentives.

In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including on our ability to make acquisitions and obtain financing, and on our management and change of control provisions related to the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please read “Risk Factors.”

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers that accounted for approximately 10% or more of our new vehicle retail unit sales:

Percentage of New
Vehicle Retail
Units Sold during
the Twelve
Months Ended
Manufacturer	December 31, 2006

Toyota/Lexus	36.0%
Ford	15.1%
DaimlerChrysler	12.8%
Nissan/Infiniti	11.2%
Honda/Acura	10.1%

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

Our operations are subject to consumer protection laws known as Lemon Laws. These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer’s express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require various written disclosures to be provided on new vehicles, including mileage and pricing information. We are aware that several states are considering enacting consumer “bill-of-rights” statutes to provide further protection to the consumer which could affect our profitability in such states.

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

We generally obtain environmental studies on dealerships to be acquired and, as necessary, implement environmental management or remedial activities to reduce the risk of noncompliance with environmental laws and regulations. Nevertheless, we currently own or lease, and in connection with our acquisition program will in the future own or lease, properties that in some instances have been used for auto retailing and servicing for many years. These laws apply regardless of whether we lease or purchase the land and facilities. Although we have utilized operating and disposal practices that were standard in the industry at the time, it is possible that environmentally sensitive materials such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels may have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. Further, we believe that structures found on some of these properties may contain suspect asbestos-containing materials, albeit in an undisturbed condition. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials were not under our control.

We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. Finally, we generally obtain environmental studies on dealerships to be disposed of for the purpose of determining our ongoing liability after the sale, if any.

Insurance and Bonding

Our operations expose us to the risk of various liabilities, including:

•	claims by employees, customers or other third parties for personal injury or property damage resulting from our operations; and

•	fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.

The automotive retailing business is also subject to substantial risk of property loss as a result of the significant concentration of property values at dealership locations. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of our various insurance programs, including property and casualty and employee medical benefits. In certain cases, we insure costs in excess of our retained risk per claim under various contracts with third-party insurance carriers. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience, adjusted for current trends and changes in claims-handling procedures. Risk retention levels may change in the future as a result of changes in the insurance market or other factors affecting the economics of our insurance programs. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Employees

As of December 31, 2006, we employed approximately 8,785 people, of whom approximately:

•	1,251 were employed in managerial positions;

•	2,483 were employed in non-managerial vehicle sales department positions;

•	4,091 were employed in non-managerial parts and service department positions; and

•	960 were employed in administrative support positions.

We believe our relationships with our employees are favorable. Seventy-eight of our employees in one region are represented by a labor union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.

Seasonality

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the United States, vehicle purchases decline during the winter months. As a result, our revenues, cash flows and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.

Executive Officers

Our executive officers serve at the pleasure of our Board of Directors and are subject to annual appointment by our Board of Directors at its first meeting following each annual meeting of stockholders.

The following table sets forth certain information as of the date of this Annual Report on Form 10-K regarding our current executive officers:

Name	Age	Position

Earl J. Hesterberg	53	President and Chief Executive Officer
John C. Rickel	45	Senior Vice President and Chief Financial Officer
Randy L. Callison	53	Senior Vice President, Operations and Corporate Development
Darryl M. Burman	48	Vice President, General Counsel and Corporate Secretary

Earl J. Hesterberg

Mr. Hesterberg has served as our President and Chief Executive Officer and as a director since April 9, 2005. Prior to joining us, Mr. Hesterberg served as Group Vice President, North America Marketing, Sales and Service for Ford Motor Company since October 2004. From July 1999 to September 2004, he served as Vice President, Marketing, Sales and Service for Ford of Europe. Mr. Hesterberg has also served as President and Chief Executive Officer of Gulf States Toyota, and held various senior sales, marketing, general management, and parts and service positions with Nissan Motor Corporation in U.S.A. and Nissan Europe.

John C. Rickel

Mr. Rickel was appointed Senior Vice President and Chief Financial Officer in December 2005. From 1984 until joining us, Mr. Rickel held a number of executive and managerial positions of increasing responsibility with Ford Motor Company. He most recently served as controller of Ford Americas, where he was responsible for the financial management of Ford’s western hemisphere automotive operations. Immediately prior to that, he was chief financial officer of Ford Europe, where he oversaw all accounting, financial planning, information services, tax and investor relations activities. From 2002 to 2004, Mr. Rickel was chairman of the board of Ford Russia and a member of the board and the audit committee of Ford Otosan, a publicly traded automotive company located in Turkey and owned 41% by Ford Motor Company. Mr. Rickel received his BSBA in 1982 and MBA in 1984 from the Ohio State University.

Randy L. Callison

Mr. Callison has served as Senior Vice President, Operations and Corporate Development since May 2006 and as our Vice President, Operations and Corporate Development from January 2006 until May 2006. From August 1998 until January 2006, Mr. Callison served as Vice President, Corporate Development. Mr. Callison has been involved as a key member of our acquisition team and has been largely responsible for building our dealership network since joining us in 1997. Prior to joining us, Mr. Callison served for a number of years as a general manager for a Nissan/Oldsmobile dealership and subsequently as chief financial officer for the Mossy Companies, a large Houston-based automotive retailer.

Mr. Callison began his automotive career as a dealership controller after spending nine years with Arthur Andersen as a CPA in its audit practice, where his client list included Houston-area automotive dealerships.

Darryl M. Burman

Mr. Burman was appointed Vice President, General Counsel and Corporate Secretary in December 2006. Prior to joining us, Mr. Burman was a partner and head of the corporate and securities practice in the Houston office of Epstein Becker Green Wickliff & Hall, P.C. From September 1995 until September 2005, Mr. Burman served as the head of the corporate and securities practice of Fant & Burman, L.L.P. in Houston, Texas. Mr. Burman graduated from the University of South Florida in 1980 and received his J.D. from South Texas College of Law in 1983.

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York stock Exchange. We filed last year’s certification in March 2006. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Annual Report on Form 10-K.

Item 1A.  Risk Factors

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

Fuel prices during 2006 reached historically high levels. Fuel prices may continue to affect consumer preferences in connection with the purchase of our vehicles. Consumers may be less likely to purchase larger, more expensive vehicles, such as sports utility vehicles or luxury automobiles and more likely to purchase smaller, less expensive vehicles. Further increases in fuel prices could have a material adverse effect on our business, revenues, cash flows and profitability.

In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our revenues, cash flows and profitability depend substantially on general economic conditions and spending habits in those regions of the United States where we maintain most of our operations.

If we fail to obtain a desirable mix of popular new vehicles from manufacturers our profitability can be affected.

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

We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer. Toyota/Lexus, Ford, DaimlerChrysler, Nissan/Infiniti, Honda/Acura and General

Motors dealerships represented approximately 93.1% of our total new vehicle retail units sold in 2006. In particular, sales of Ford and General Motors new vehicles represented 23.1% of our new vehicle unit sales in 2006.

In the event of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (4) consumer demand for such manufacturer’s products could be materially adversely affected.

These events may result in a partial or complete write-down of our goodwill and/or intangible franchise rights with respect to any terminated franchises and cause us to incur impairment charges related to operating leases and/or receivables due from such manufacturers. In addition, vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects.

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

Our manufacturers attempt to measure customers’ satisfaction with automobile dealerships through systems generally known as the customer satisfaction index or CSI. Manufacturers may use these performance indicators, as well as sales performance numbers, as conditions for certain payments and as factors in evaluating applications for additional acquisitions. The manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems at any time. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions. To date, there have been no acquisition opportunities which have been denied by any manufacturer. However, we cannot assure you that all of our proposed future acquisitions will be approved. In the event this was to occur, this could materially adversely affect our acquisition strategy.

In addition, a manufacturer may limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. If we reach a limitation imposed by a manufacturer for a particular geographic market, we will be unable to make additional acquisitions of that manufacturer’s franchises in that market, which could limit our ability to grow in that geographic area. In addition, geographic limitations imposed by manufacturers could restrict our ability to make geographic acquisitions involving markets that overlap with those we already serve.

We may acquire only four primary Lexus dealerships or six outlets nationally, including only two Lexus dealerships in any one of the four Lexus geographic areas. We own three primary Lexus dealership franchises. Also, we own the maximum number of Toyota dealerships we are currently permitted to own in the Gulf States region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas, and in the Boston region, which is comprised of Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. Currently, Ford is emphasizing increased sales performance from all of its franchised dealers, including our Ford dealerships. As such, Ford has requested that we focus on the performance of owned dealerships as opposed to acquiring additional Ford dealerships. We intend to comply with this request.

Manufacturers’ restrictions could negatively impact our ability to obtain certain types of financings.

Provisions in our agreements with our manufacturers may, in the future, restrict our ability to obtain certain types of financing. A number of our manufacturers prohibit pledging the stock of their franchised dealerships. For example, our agreement with GM contains provisions prohibiting pledging the stock of our GM franchised dealerships. Our agreement with Ford permits us to pledge our Ford franchised dealerships’ stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure, our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to our March 1999 and August 2003 senior subordinated notes offerings and the subsidiary guarantees of those notes. Certain of our manufacturers require us to meet certain financial ratios. Our failure to comply with these ratios gives the manufacturers the right to reject proposed acquisitions, and may give them the right to purchase their franchises for fair value.

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

If manufacturers discontinue or change sales incentives, warranties and other promotional programs, our results of operations may be materially adversely affected.

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

We currently intend to finance future acquisitions by using cash and, in rare situations, issuing shares of our common stock as partial consideration for acquired dealerships. The use of common stock as consideration for acquisitions will depend on three factors: (1) the market value of our common stock at the time of the acquisition, (2) the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses, and (3) our determination of what is in our best interests. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock is depressed.

In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management’s attention, delays, or other operational or financial problems. Acquisitions involve a number of special risks, including:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to integrate the operations and personnel of the acquired dealerships;

•	entering new markets with which we are not familiar;

•	incurring undiscovered liabilities at acquired dealerships, in the case of stock acquisitions;

•	disrupting our ongoing business;

•	failing to retain key personnel of the acquired dealerships;

•	impairing relationships with employees, manufacturers and customers; and

•	incorrectly valuing acquired entities,

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Based on the organization and management of our business during 2006, we determined that each region qualified as reporting units for the purpose of assessing goodwill for impairment.

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

In addition, the Internet is becoming a significant part of the advertising and sales process in our industry. We believe that customers are using the Internet as part of the sales process to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits for related finance and insurance services. Some Web sites offer vehicles for sale over the Internet without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected. We would also be materially adversely affected to the extent that Internet companies acquire dealerships or align themselves with our competitors’ dealerships.

Please see “Business — Competition” for more discussion of competition in our industry.

We are subject to substantial regulation which may adversely affect our profitability and significantly increase our costs in the future.

A number of state and federal laws and regulations affect our business. We are also subject to laws and regulations relating to business corporations generally. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of remedial obligations or the issuance of injunctions limiting or prohibiting our operations. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance-related licenses issued by state authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include state franchise laws and regulations and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as federal and state wage-hour, anti-discrimination and other employment practices laws. Furthermore, some states have initiated consumer “bill of rights” statutes which involve increases in our costs associated with the sale of vehicles, or decreases in some of our profit centers.

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

Our indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures, and prevent us from fulfilling our financial obligations.

Our indebtedness and lease obligations could have important consequences to us, including the following:

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

We can issue preferred stock without stockholder approval, which could materially adversely affect the rights of common stockholders.

Our restated certificate of incorporation authorizes us to issue “blank check” preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by our board of directors. Accordingly, the board of directors has the authority, without stockholder approval, to issue preferred stock with rights that could materially adversely affect the voting power or other rights of the common stock holders or the market value of the common stock.

Internet Web Site and Availability of Public Filings

Our Internet address is www.group1auto.com. We make the following information available free of charge on our Internet Web site:

•	Annual Report on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current Reports on Form 8-K;

•	Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

•	Our Corporate Governance Guidelines;

•	The charters for our Audit, Compensation, Finance/Risk Management and Nominating/Governance Committees;

•	Our Code of Conduct for Directors, Officers and Employees; and

•	Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller.

We make our SEC filings available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make our SEC filings available via a link to our filings on the SEC Web site. The above information is available in print to anyone who requests it.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. In the past we tried to structure our operations so as to avoid the ownership of real property. In connection with our acquisitions, we generally sought to lease rather than acquire the facilities on which the acquired dealerships were located. We generally entered into lease agreements with respect to such facilities that have 30-year total terms with 15-year initial terms and three five-year option periods, at our option. As a result, we lease the majority of our facilities under long-term operating leases. See Note 13 to our consolidated financial statements.

During 2006, we actively pursued our revised business strategy of acquiring real estate on which our existing dealerships are currently located, or improved or unimproved property where we intend to relocate our existing or future dealerships. To date, we have acquired our real estate by utilizing our existing cash reserves. We have decided to pursue our preferred business model of having one of our subsidiaries, Group 1 Realty, Inc., act as the landlord of our dealership operations. To that end, we acquired approximately $89.5 million of real estate in conjunction with our dealership acquisitions and existing facility improvement and expansion actions in 2006, as well as, through the selective exercise of lease buy-out options. With these acquisitions, we now own $117.4 million in real estate holdings. We are currently negotiating a stand-alone credit facility for the purpose of acquiring real estate and not deplete our capital resources that are customarily used for acquisition of desired dealerships. However, there can be no guaranty that we will ultimately enter into such credit facility.

Item 3.	Legal Proceedings

From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.

The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of our Texas dealership subsidiaries, were named in two state court class action lawsuits and one federal court class action lawsuit. The three actions alleged that since January 1994, Texas dealers deceived customers with respect to a vehicle inventory tax and violated federal antitrust laws. In April 2002, the state court in which two of the actions were pending certified classes of consumers and the Texas Court of Appeals affirmed the trial court’s order of class certifications in October 2002. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June 2005, the Company’s Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlement of the state court actions was approved by the state court in August 2006. The court dismissed the state court actions in October 2006. As a result of that settlement, the state court certified a settlement class of certain Texas automobile purchasers. Dealers participating in the settlement, including all of our Texas dealership subsidiaries, agreed to issue certificates for discounts off future vehicle purchases, refund cash in some circumstances, pay attorneys’ fees, and make certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. In addition, participating dealers have funded certain costs of the settlement, including costs associated with notice of the settlement to the class members. The federal action did not involve the certification of any additional classes. The federal court action was dismissed December 29, 2006. The Company paid the remaining expenses of its portion of the settlements in December 2006, which were approximately $1.1 million.

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

In addition to the foregoing matters, due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive-, rebate-or warranty-related items and charge back the Company for amounts determined to be invalid rewards under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. In August 2006, one of the Company’s manufacturers notified the Company of the results of a recently completed incentive and rebate-related audit at one of the Company’s dealerships, in which the manufacturer had assessed a $3.1 million claim against the Company for chargeback of alleged non-qualifying incentive and rebate awards. The Company believes that it has meritorious defenses against this claim that it will pursue under the manufacturer’s appeals process.

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

The common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 73 holders of record of our common stock as of February 23, 2007.

The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2005 and 2006.

	High	Low	Dividends Paid

2005:
First Quarter	$31.78	$25.65	$—
Second Quarter	27.55	24.04	—
Third Quarter	32.98	24.05	—
Fourth Quarter	32.94	25.87	—
2006:
First Quarter	$50.17	$30.94	$0.13
Second Quarter	63.97	47.54	0.14
Third Quarter	61.73	43.27	0.14
Fourth Quarter	58.68	47.80	0.14

In February 2007, our Board of Directors declared a dividend of $0.14 per common share. We expect these dividend payments on our outstanding common stock and common stock equivalents to total approximately $3.4 million in the first quarter of 2007. The payment of any future dividend is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2006, our credit facility, the most restrictive agreement with respect to such limits, limited future dividends and stock repurchases to $45.6 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2010 and our 8.25% senior subordinated notes mature in 2013.

Purchases of Equity Securities by the Issuer

No shares of our common stock were repurchased during the three months ended December 31, 2006. See “Business — Stock Repurchase Program” for more information.

Securities Authorized by Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected historical financial data as of December 31, 2006, 2005, 2004, 2003, and 2002, and for the five years in the period ended December 31, 2006, have been derived from our audited financial statements, subject to certain reclassifications to make prior years conform to the current year presentation. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share amounts)

Income Statement Data:
Revenues	$6,083,484	$5,969,590	$5,435,033	$4,518,560	$4,214,364
Cost of sales	5,118,684	5,037,184	4,603,267	3,795,149	3,562,069

Gross profit	964,800	932,406	831,766	723,411	652,295
Selling, general and administrative expenses	739,765	741,471	672,210	561,078	503,336
Depreciation and amortization	18,138	18,927	15,836	12,510	10,137
Asset impairments	2,241	7,607	44,711	—	—

Income from operations	204,656	164,401	99,009	149,823	138,822
Other income and (expense):
Floorplan interest expense	(46,682)	(37,997)	(25,349)	(21,571)	(20,187)
Other interest expense, net	(18,783)	(18,122)	(19,299)	(15,191)	(10,578)
Loss on redemption of senior subordinated notes	(488)	—	(6,381)	—	(1,173)
Other income (expense), net	645	125	(28)	11	398

Income before income taxes	139,348	108,407	47,952	113,072	107,282
Provision for income taxes	50,958	38,138	20,171	36,946	40,217

Income before cumulative effect of a change in accounting principle	88,390	70,269	27,781	76,126	67,065
Cumulative effect of a change in accounting principle, net of tax	—	(16,038)	—	—	—

Net Income	$88,390	$54,231	$27,781	$76,126	$67,065

Earnings per share:
Basic:
Income before cumulative effect of a change in accounting principle	$3.66	$2.94	$1.22	$3.38	$2.93
Net Income	$3.66	$2.27	$1.22	$3.38	$2.93
Diluted:
Income before cumulative effect of a change in accounting principle	$3.62	$2.90	$1.18	$3.26	$2.80
Net Income	$3.62	$2.24	$1.18	$3.26	$2.80
Dividends per share	$0.55	$—	$—	$—	$—
Weighted average shares outstanding:
Basic	24,146	23,866	22,808	22,524	22,875
Diluted	24,446	24,229	23,494	23,346	23,968

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Working capital	$237,054	$137,196	$155,453	$275,582	$95,704
Inventories	830,628	756,838	877,575	671,279	622,205
Total assets	2,113,955	1,833,618	1,947,220	1,502,445	1,437,590
Floorplan notes payable — credit facility	437,288	407,396	632,593	297,848	642,588
Floorplan notes payable — manufacturer affiliates	287,978	316,189	215,667	195,720	9,950
Acquisition line	—	—	84,000	—	—
Long-term debt, including current portion	429,493	158,860	157,801	231,088	82,847
Stockholders’ equity	692,840	626,793	567,174	518,109	443,417
Long-term debt to capitalization(1)	38%	20%	30%	31%	16%

(1)	Includes long-term debt and acquisition line

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion in conjunction with Part I, including the matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading operator in the $1.0 trillion automotive retail industry. As of December 31, 2006, we owned and operated 143 franchises at 105 dealership locations and 30 collision centers. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, and Texas.

Prior to January 1, 2006, our retail network was organized into 13 regional dealership groups, or “platforms”. In 2006, the Company reorganized its operations and as of December 31, 2006, the retail network consisted of the following four regions (with the number of dealerships they comprised): (i) the Northeast (23 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (19 dealerships in Alabama, Florida, Georgia, Louisiana and Mississippi), (iii) the Central (51 dealerships in New Mexico, Oklahoma and Texas), and (iv) the West (12 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer, as well as a regional chief financial officer reporting directly to the Company’s Chief Financial Officer.

During 2006, as throughout our nine-year history, we grew our business primarily through acquisitions. We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. Over the past five years, we have acquired 66 dealership franchises with annual revenues of approximately $3.0 billion, disposed of or terminated 28 dealership franchises with annual revenues of approximately $391.4 million, and been granted ten new dealership franchises by the manufacturers. Each acquisition has been accounted for as a purchase and the corresponding results of operations of these dealerships are included in our financial statements from the date of acquisition. In the following discussion and analysis, we report certain performance measures of our newly acquired dealerships separately from those of our existing dealerships.

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

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the United States, vehicle purchases decline during the winter months. As a result, our revenues, cash flows and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.

For the years ended December 31, 2006, 2005 and 2004, we realized net income of $88.4 million, $54.2 million and $27.8 million, respectively, and diluted earnings per share of $3.62, $2.24 and $1.18, respectively. The following factors impacted our financial condition and results of operations in 2006, 2005 and 2004, and may cause our reported financial data not to be indicative of our future financial condition and operating results.

Year Ended December 31, 2006:

•	Asset Impairments: In conjunction with our annual impairment assessment of goodwill and indefinite-lived intangible assets, we determined the carrying value of indefinite-lived intangible franchise rights associated with two of our domestic franchises to be impaired. Accordingly, we recognized a $1.4 million pretax impairment charge in the fourth quarter of 2006. In addition, during the fourth quarter of 2006, we entered into an agreement to sell one of our Ford dealership franchises and, as a result, identified the carrying value of certain fixed assets associated with the dealership to be impaired. In connection therewith, we recorded a pretax impairment charge of $0.8 million.

•	Hurricanes Katrina and Rita Insurance Settlements and New Orleans Recovery: We settled all building, content and vehicle damage and business interruption insurance claims with our insurance carriers in 2006. As a result, we recognized an additional $6.4 million of business interruption proceeds related to covered payroll and fixed cost expenditures incurred during 2006, as a reduction of selling, general and administrative expenses in the consolidated statements of operations.

•	Lease Terminations: On March 30, 2006, we announced that the Dealer Services Group of Automatic Data Processing Inc. (“ADP”) would become the sole dealership management system provider for our existing stores. We converted a number of our stores from other systems to ADP in 2006 and settled the lease termination agreement with one of our other system providers for all stores converted as of December 31, 2006.

In June 2006, as a result of the significant damage sustained at our Dodge store on the East Bank of New Orleans during Hurricane Katrina, we terminated our franchise with DaimlerChrylser, dealership operations at this store and the associated facilities lease agreement. As a result of the lease termination, we recognized a $4.5 million charge.

•	Dealership Disposals: We disposed of 13 franchises during 2006, resulting in an aggregate gain on sale of $5.8 million.

•	Severance Costs: In conjunction with our management realignment from platform to regional structures, we entered into severance agreements with several employees. In aggregate, these severance costs amounted to $3.5 million in 2006.

•	Stock Based Compensation: We provide compensation benefits to employees and non-employee directors pursuant to our 1996 Stock Option Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended. Historically, we utilized stock options to provide long-term incentive to these individuals. However, beginning in March 2005, we began utilizing restricted stock awards or, at the recipient’s election, phantom stock awards, in lieu of stock options. Any future grants of either stock options or restricted stock awards are subject to the discretion of our board of directors.

As a result of adopting FASB Statement No. 123(R), “Share-Based Payment,” on January 1, 2006, we recognized $1.8 million of additional stock-based compensation expense related to stock options and $1.1 million related to the Purchase Plan during the year ended December 31, 2006. Our income before income taxes and net income for the year ended December 31, 2006, were therefore $2.9 million and $2.8 million lower than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share were both $0.11 lower for the year ended December 31, 2006, than if we had continued to account for the stock-based compensation under APB 25.

Year Ended December 31, 2005:

•	Hurricanes Katrina and Rita: On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, we operated six dealerships in the New Orleans area consisting of nine franchises. Two of the dealerships were located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and were ultimately closed in 2006 and the respective franchises terminated. The West Bank stores reopened approximately two weeks after the storm.

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

At the time of the incidents, we estimated the damage sustained at our New Orleans-area and Beaumont dealership facilities and our inventory of new and used vehicles at those locations to be approximately $23.4 million. After we applied the terms of our underlying property and casualty insurance policies, we recorded an insurance recovery receivable totaling $19.2 million and reduced the above-noted estimated loss to $4.2 million. This loss is included in selling, general and administrative expenses in the consolidated statements of operations. The receivable was established based on our determination, given our experience with these type claims and discussions to date with our insurance carriers, that it is probable that recovery will occur for the amount of these losses and the cost to repair our leased facilities in excess of insurance policy deductibles. We made the determination of whether recovery was “probable” in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” which defines “probable” as being likely to occur. During the fourth quarter, we received total payments on these receivables of $14.6 million.

We maintain business interruption insurance coverage under which our insurance providers advanced a total of $5.0 million, subject to final audit under the policies and also subject to settlement adjustments. During the fourth quarter of 2005, we recorded approximately $1.4 million of these proceeds, related to covered payroll and fixed cost expenditures since August 29, 2005, as a reduction to the above-noted loss accrual. Final audits and settlement adjustments were made during 2006, resulting in an additional $2.8 million in insurance proceeds received. We recorded the remaining $6.4 million of business interruption insurance proceeds in 2006 as a reduction of selling, general and administrative expenses.

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

During our annual review of the fair value of our goodwill and indefinite-lived intangible assets at December 31, 2005, we determined that the fair value of indefinite-lived intangible franchise rights related to three of our franchises, primarily a Pontiac/GMC franchise in the South Central region, did not exceed their carrying value and impairment charges were required. Accordingly, we recorded a $2.6 million pretax impairment charge during the fourth quarter of 2005.

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

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	For the Year Ended December 31,
	2006	2005	2004

Unit Sales
Retail Sales
New Vehicle	129,198	126,108	117,971
Used Vehicle	67,868	68,286	66,336

Total Retail Sales	197,066	194,394	184,307
Wholesale Sales	45,706	50,489	49,372

Total Vehicle Sales	242,772	244,883	233,679
Gross Margin
New Vehicle Retail Sales	7.2%	7.1%	7.1%
Adjusted Used Vehicle Total(1)	12.6%	12.3%	11.3%
Parts and Service Sales	54.4%	54.3%	54.8%
Total Gross Margin	15.9%	15.6%	15.3%
SG&A(2) as a % of Gross Profit	76.7%	79.5%	80.8%
Operating Margin	3.4%	2.8%	1.8%
Pretax Margin	2.3%	1.8%	0.9%
Finance and Insurance Revenues per Retail Unit Sold	$977	$957	$938

(1)	We monitor a statistic we call “adjusted used vehicle gross margin” which equals total used vehicle gross profit, which includes the total net profit or loss from the wholesale sale of used vehicles, divided by retail used vehicle sales revenues. The net profit or loss on wholesale used vehicle sales are included in this number, as these transactions facilitate retail used vehicle sales and management of inventory levels.

(2)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to same store results and variances, which are discussed in more detail in the Results of Operations section that follows.

Since 2004, our retail unit sales have increased as the impact of our acquisitions were offset by slight declines in same store unit sales. While our new vehicle retail sales have increased each year, our used vehicle retail sales increased from 2004 to 2005, but declined slightly from 2005 to 2006. We experienced a decline in same store new vehicle retail sales from 2004 to 2005 and from 2005 to 2006 as production in our domestic brands weakened, consistent with their overall national performance. The domestic downturn was offset by improvements in our year-over-year same store import and luxury brands results and, on a consolidated basis, was further compensated each year by substantial increases in new vehicle retail sales as a result of acquisitions. The decline in our same store used vehicle retail sales from 2004 to 2005 was offset by a substantial escalation in used vehicle retail sales from acquisitions. Conversely, from 2005 to 2006, the decline in same store used vehicle retail sales was only partially counterbalanced by the results from our transactions. Our same store used vehicle retail sales have declined from 2004 to 2006, as we have taken intentional steps toward better managing our used vehicle inventory and becoming more critical of the used vehicles we purchase and retain for resale, resulting in better overall performance of our used vehicle business.

Despite the decline in same store new vehicle retail sales over the past three years, we have maintained our new vehicle gross margin at 7.1% for the twelve months ended December 31, 2004 and 2005, with a slight increase to 7.2% in 2006. At the same time, we have improved our same store gross profit per new retail unit sold to $2,023 per unit in 2005 as compared to $2,007 per unit in 2004, and to $2,126 per unit in 2006 as compared to $2,088 per unit in 2005. In addition, our consolidated gross profit per new retail unit sold has risen from $2,007 per unit in 2004, to $2,073 per unit in 2005 and $2,105 per unit in 2006. Our same store gross profit per retail unit sold was up slightly in 2005, as we experienced a strong contribution from the full-year impact of franchises, primarily luxury and import, acquired in 2004. In 2006, we benefited from higher gross profits per retail units sold, primarily attributable to our domestic and import brands.

Our used vehicle results are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. Over the last three years, we have seen a decline in same store retail sales of used vehicle units, partially offset by the benefit received from acquisitions. During this same time period, however, we have seen pricing begin to stabilize, we have initiated efforts to better manage our used vehicle inventory and taken deliberate action to maximize our retail used vehicle profits. As a result, our same store retail and consolidated wholesale volumes have declined from 2004 to 2006, but adjusted used vehicle total margin has increased from 11.3% in 2004, to 12.3% in 2005 and 12.6% in 2006.

Our consolidated parts and service gross margin decreased slightly from 54.8% in 2004, to 54.3% in 2005, and remained relatively flat from 2005 to 2006. Our same store parts and service gross margin mirrored our consolidated results. A shift from 2004 to 2005 in our business mix of lower margin wholesale parts business and higher margin customer pay and warranty-related service business caused our overall parts and service gross margin to decline in 2005. As manufacturer quality issues were resolved in 2005 and our warranty-related service business declined, we intensified our focus on customer pay (non-warranty) service and maintained our gross margin between 2005 and 2006. Our same store gross profit rose 3.2% from 2004 to 2005, and 1.5% from 2005 to 2006, as our overall level of sales activity increased.

Overall, our consolidated gross margin has steadily improved from 15.3% in 2004 to 15.6% in 2005 and 15.9% in 2006.

Our consolidated finance and insurance revenues per retail unit sold have continued to increase from $938 per retail unit sold in 2004 to $957 in 2005, and $977 in 2006, reflecting improvements in our penetration rates and the partial dilutive effect of our acquisitions during those periods. Our same store finance and insurance revenues per unit sold paralleled our consolidated results, increasing from $939 per retail unit sold in 2004 as compared to $971 in 2005, and from $960 in 2005 as compared to $986 in 2006.

During the past three years, our consolidated selling, general and administrative expenses (SG&A) as a percentage of gross profit, have continued to decline from 80.8% during 2004, to 79.5% in 2005 and 76.7% in 2006. The decrease in SG&A as a percentage of gross profit from 2005 to 2006 was the combined result of the increases in gross profit noted above and personnel-related cost reduction initiatives implemented in late 2005 and early 2006. These reductions were partially offset by the 2006 adoption of SFAS 123(R), “Share-Based Payment,” resulting in compensation expense being recognized related to stock option and employee stock purchase grants. The decline in SG&A as a percentage of gross profit from 2004 to 2005 came primarily from reductions in advertising costs. Our same store results in SG&A as a percentage of gross profit emulated the consolidated results, as the 2004 ratio of 80.7% declined to 79.4% when compared to 2005, and from 78.4% to 77.3% when comparing 2005 to 2006.

The combination of the above factors, together with the reduction in the level of impairment charges recorded in 2006 and 2005, as compared to 2004, partially offset by an increase in our floorplan interest expense over the three-year period, contributed to a net improvement in our operating margin to 3.4% in 2006 and 2.8% in 2005, as compared to 1.8% in 2004, and in our pretax margin to 2.3% in 2006 and 1.8% in 2005, as compared to 0.9% in 2004. Our floorplan interest expense increased primarily as a result of rising interest rates.

We believe that our continued growth depends on, among other things, our ability to successfully acquire and integrate new dealerships, while at the same time achieving optimum performance from our diverse franchise mix, attracting and retaining high-caliber employees and reinvesting as needed to maintain top-quality facilities. During 2007, we expect to spend approximately $80.0 million to construct new facilities and upgrade or expand existing facilities, although we expect to finance some of this construction with a new mortgage facility as well as with funds from sell and lease back transactions. In addition, we expect to complete acquisitions of dealerships with at least $600 million in expected aggregate annual revenues.

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

Inventories.  We carry our new, used and demonstrator vehicle inventories, as well as our parts and accessories inventories, at the lower of cost or market in our consolidated balance sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation. Additionally, we receive interest assistance from some of our manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our balance sheets and as a reduction to cost of sales in our statements of operation as the vehicles are sold. As the market value of our inventory typically declines over time, we establish reserves based on our historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Our valuation risk is mitigated, somewhat, by how quickly we turn this inventory. At December 31, 2006, our used vehicle days’ supply was 31 days.

Retail Finance, Insurance and Vehicle Service Contract Revenues Recognition.  We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, we receive fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements that we have with certain vehicle service contract administrators, we earn volume incentive rebates and interest income on reserves, as well as participate in the underwriting profits of the products.

We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While our chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining our estimates of future amounts which might be charged back would have changed our reserve at December 31, 2006, by approximately $1.3 million.

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

We perform the annual impairment assessment at the end of each calendar year, or more frequently if events or circumstances at a reporting unit occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the organization and management of our business prior to 2006, each of our groups of dealerships formerly referred to as platforms qualified as reporting units for the purpose of assessing goodwill for impairment. However, with our reorganization into four regions in 2006, and the corresponding changes in our management, operational and reporting structure we determined that goodwill should be evaluated at a regional level.

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

Intangible Franchise Rights.  Our only significant identifiable intangible assets, other than goodwill, are rights under our franchise agreements with manufacturers. Our dealerships’ franchise agreements are for various terms, ranging from one year to an indefinite period. We expect these franchise agreements to continue indefinitely and, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period. Therefore, we do not amortize the carrying amount of our franchise rights. Franchise rights acquired in acquisitions prior to July 1, 2001, were not separately recorded, but were recorded and amortized as part of goodwill and remain a part of goodwill at December 31, 2006 and 2005, in the accompanying consolidated balance sheets. Like goodwill, and in accordance with SFAS No. 142, we test our franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment, using a fair-value method.

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

If any one of the above assumptions change, including in some cases insignificantly, or fails to materialize, the resulting decline in our intangible franchise rights’ estimated fair value could result in a material impairment charge to the intangible franchise right associated with the applicable dealership. For example, if our assumptions regarding the future interest rates used in our estimated weighted average cost of capital increased by 100 basis points, and all other assumptions remain constant, the resulting non-cash charge would be approximately $3.4 million.

Self-Insured Property and Casualty Reserves.  We are self-insured for a portion of the claims related to our property and casualty insurance programs, requiring us to make estimates regarding expected losses to be incurred.

As a result of recent significant increases in the self insured portion of our worker’s compensation and general liability insurance programs, we engaged a third-party actuary to conduct a study of these exposures for all open policy years. Based on the results of this study, we recorded a $1.4 million reduction to our estimated workers compensation and general liability accruals during the third quarter of 2005. We update this actuarial study on an annual basis and make the appropriate adjustments to our accrual. Actuarial estimates for the portion of claims not covered by insurance are based on our historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the historical loss history used in determining our estimate of future losses would have changed our reserve for these losses at December 31, 2006, by $3.1 million.

For workers’ compensation and general liability insurance policy years ended prior to October 31, 2005, this component of our insurance program included aggregate retention (stop loss) limits in addition to a per claim deductible limit. Due to our historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy years beginning November 1, 2006 and 2005. Our exposure per claim under the 2005/2006 and 2006/2007 plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.

Our maximum potential exposure under all of our self-insured property and casualty plans with aggregate retention limits originally totaled $47.2 million, before consideration of amounts previously paid or accruals we have recorded related to our loss projections. After consideration of these amounts, our remaining potential loss exposure under these plans totals approximately $17.5 million at December 31, 2006.

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

For example, for a dealership acquired in June 2005, the results from this dealership will appear in our Same Store comparison beginning in 2006 for the period July 2006 through December 2006, when comparing to July 2005 through December 2005 results.

The following table summarizes our combined Same Store results for the twelve months ended December 31, 2006 as compared to 2005 and the twelve months ended December 31, 2005 compared to 2004. Depending on the periods being compared, the stores included in Same Store will vary. For this reason, the 2005 Same Store results that are compared to 2006 differ from those used in the comparison to 2004.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2006	Change	2005	2005	Change	2004
Revenues
New vehicle retail	$3,542,274	(1.0)%	$3,578,174	$3,339,754	(0.2)%	$3,344,855
Used vehicle retail	1,058,082	2.0%	1,037,638	997,393	1.0%	987,542
Used vehicle wholesale	309,502	(15.8)%	367,412	352,880	(1.6)%	358,596
Parts and Service	635,423	1.9%	623,654	589,093	4.3%	564,683
Finance, insurance and other	182,206	0.9%	180,582	175,610	1.6%	172,812

Total revenues	5,727,487	(1.0)%	5,787,460	5,454,730	0.5%	5,428,488
Cost of Sales
New vehicle retail	3,287,339	(1.1)%	3,322,394	3,103,799	(0.1)%	3,108,407
Used vehicle retail	920,967	1.6%	906,404	870,263	0.4%	867,118
Used vehicle wholesale	312,881	(15.6)%	370,533	356,866	(2.7)%	366,827
Parts and Service	290,765	2.4%	284,055	269,453	5.6%	255,045

Total cost of sales	4,811,952	(1.5)%	4,883,386	4,600,381	0.1%	4,597,397

Gross profit	$915,535	1.3%	$904,074	$854,349	2.8%	$831,091

Selling, general and administrative expenses	$708,059	(0.1)%	$708,814	$678,527	1.1%	$671,038
Depreciation and amortization expenses	$17,442	(3.9)%	$18,157	$17,708	12.3%	$15,773
Floorplan interest expense	$43,947	21.9%	$36,062	$34,860	37.8%	$25,301
Gross Margin
New Vehicle Retail	7.2%		7.1%	7.1%		7.1%
Used Vehicle	9.8%		9.1%	9.1%		8.3%
Parts and Service	54.2%		54.5%	54.3%		54.8%
Total Gross Margin	16.0%		15.6%	15.7%		15.3%
SG&A as a % of Gross Profit	77.3%		78.4%	79.4%		80.7%
Operating Margin	3.3%		3.0%	2.8%		1.8%
Finance and Insurance Revenues per Retail Unit Sold	$986	2.7%	$960	$971	3.4%	$939

The discussion that follows provides explanation for the variances noted above and each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the twelve months ended December 31, 2006, 2005 and 2004.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2006	Change	2005	2005	Change	2004
Retail Unit Sales
Same Stores	119,912	(2.1)%	122,484	116,610	(1.0)%	117,838
Transactions	9,286		3,624	9,498		133

Total	129,198	2.5%	126,108	126,108	6.9%	117,971
Retail Sales Revenues
Same Stores	$3,542,274	(1.0)%	$3,578,174	$3,339,754	(0.2)%	$3,344,855
Transactions	245,304		96,706	335,126		4,020

Total	$3,787,578	3.1%	$3,674,880	$3,674,880	9.7%	$3,348,875
Gross Profit
Same Stores	$254,935	(0.3)%	$255,780	$235,955	(0.2)%	$236,448
Transactions	17,075		5,587	25,412		287

Total	$272,010	4.1%	$261,367	$261,367	10.4%	$236,735
Gross Profit per Retail
Unit Sold
Same Stores	$2,126	1.8%	$2,088	$2,023	0.8%	$2,007
Transactions	$1,839		$1,542	$2,676		$2,158
Total	$2,105	1.5%	$2,073	$2,073	3.3%	$2,007
Gross Margin
Same Stores	7.2%		7.1%	7.1%		7.1%
Transactions	7.0%		5.8%	7.6%		7.1%
Total	7.2%		7.1%	7.1%		7.1%
Inventory Days Supply(1)
Same Stores	64	18.5%	54	56	(20.0)%	70
Transactions	59			79
Total	63	12.5%	56	56	(20.0)%	70

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

Our total new vehicle retail unit sales and revenues improved from 2005 to 2006 and from 2004 to 2005, due primarily to the contributions of our acquisitions completed in each period. These gains in total new vehicle retail unit sales and revenues were slightly offset by Same Store declines in each period, primarily attributable to continued declines in our sales of domestic nameplates. For the year ended December 31, 2006, as compared to 2005, our Same Store domestic nameplates declined 13.8%, due to a 14.6% decline in truck sales and a 9.7% decline in car sales. This decrease was substantially offset by a 5.9% increase in Same Store import nameplates and a 1.6% increase in Same Store luxury nameplates. For the year ended December 31, 2005, as compared to 2004, our Same Store domestic nameplates declined 4.9%, due to 14.0% decrease in truck sales offset by an increase of 3.2% in car sales. This decrease was also offset by a 1.8% increase in Same Store import nameplates and a 1.0% increase in Same Store luxury nameplates. In 2007, we anticipate that total industrywide sales of new vehicles will be slightly lower than 2006 and remain highly competitive. However, the level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict.

The following table sets forth our top ten Same Store brands, based on retail unit sales volume, the changes in which year to year we believe are generally consistent with the overall market in those areas we operate.

Same Store New Vehicle Unit Sales

	For the Year Ended December 31,
		%			%
	2006	Change	2005	2005	Change	2004
Toyota/Scion	34,290	10.2%	31,116	29,088	7.1%	27,166
Ford	16,032	(15.5)	18,965	19,398	(5.0)	20,410
Nissan	11,335	(1.2)	11,475	11,090	(0.3)	11,125
Honda	10,214	1.8	10,035	9,892	6.2	9,312
Chevrolet	7,152	(9.3)	7,886	8,026	(9.1)	8,832
Dodge	6,287	(10.5)	7,021	6,920	(14.5)	8,089
Lexus	6,129	7.0	5,726	5,726	3.1	5,552
BMW	4,319	1.6	4,249	2,092	5.8	1,978
Mercedes-Benz	4,116	18.8	3,466	2,380	0.8	2,360
Chrysler	3,163	(23.7)	4,144	3,917	23.1	3,182
Other	16,875	(8.3)	18,401	18,081	(8.8)	19,832

Total	119,912	(2.1)	122,484	116,610	(1.0)	117,838

Certain of our Same Store brand sales experienced year-over-year declines, while others exceeded prior year sales, highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands of which we sell. The level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict.

Our gross margin on new vehicle retail sales remained consistent from 2004 through 2006 on a total and Same Store basis. Overall, our total new vehicle gross profit improved in 2006 from 2005 and in 2005 over 2004, while our Same Store gross profit remained relatively consistent between the same periods. During 2006, as compared to 2005, we saw Same Store gross profit per retail unit improve slightly, to an average of $2,126 per unit from $2,088, mitigating the effect of lower sales volume on our gross margin. Although we experienced Same Store declines in our unit sales of domestic nameplates throughout 2006, our ability to retain more gross profit from our sales of these brands (including the realization and retention of higher manufacturer incentives) and increased profit from sales of import brands, offset the impact of the overall unit decline. Our Same Store gross profit per retail unit also increased from $2,007 in 2004 to $2,023 in 2005, reflecting an improvement in import and luxury brands.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 70% to 140% of our total floorplan interest expense over the past three years. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2006, 2005 and 2004, was $38.1 million, $35.6 million and $33.2 million, respectively.

Finally, our total days’ supply of new vehicle inventory decreased, from 70 days’ supply at December 31, 2004 to 56 days’ supply at December 31, 2005, but increased to 63 days’ supply at December 31, 2006. Our 63 days’ supply at December 31, 2006, was heavily weighted toward our domestic inventory, which stood at 99 days’ supply, versus our import and luxury brands in which we had a 57 days’ and 37 days’ supply, respectively. We remain focused on reducing our days’ supply of domestic vehicles. With respect to import and luxury brand vehicles, given the quick turn of these units which are often in high demand and low supply, we would like to increase our supply to facilitate higher overall unit sales, but we are dependent on the allocation allotments set by the applicable manufacturer.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2006	Change	2005	2005	Change	2004
Retail Unit Sales
Same Stores	64,874	(1.2)%	65,689	64,300	(2.9)%	66,241
Transactions	2,994		2,597	3,986		95

Total	67,868	(0.6)%	68,286	68,286	2.9%	66,336
Retail Sales Revenues
Same Stores	$1,058,082	2.0%	$1,037,638	$997,393	1.0%	$987,542
Transactions	53,590		37,968	78,213		1,255

Total	$1,111,672	3.4%	$1,075,606	$1,075,606	8.8%	$988,797
Gross Profit
Same Stores	$137,115	4.5%	$131,234	$127,130	5.6%	$120,424
Transactions	6,293		4,936	9,040		22

Total	$143,408	5.3%	$136,170	$136,170	13.1%	$120,446
Gross Profit per Retail
Unit Sold
Same Stores	$2,114	5.8%	$1,998	$1,977	8.7%	$1,818
Transactions	$2,102		$1,901	$2,268		$232
Total	$2,113	6.0%	$1,994	$1,994	9.8%	$1,816
Gross Margin
Same Stores	13.0%		12.6%	12.7%		12.2%
Transactions	11.7%		13.0%	11.6%		1.8%
Total	12.9%		12.7%	12.7%		12.2%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2006	Change	2005	2005	Change	2004
Wholesale Unit Sales
Same Stores	42,500	(11.5)%	48,022	47,377	(3.9)%	49,290
Transactions	3,206		2,467	3,112		82

Total	45,706	(9.5)%	50,489	50,489	2.3%	49,372
Wholesale Sales Revenues
Same Stores	$309,502	(15.8)%	$367,412	$352,880	(1.6)%	$358,596
Transactions	20,167		16,444	30,976		651

Total	$329,669	(14.1)%	$383,856	$383,856	6.9%	$359,247
Gross Profit (Loss)
Same Stores	$(3,379)	(8.3)%	$(3,121)	$(3,986)	51.6%	$(8,231)
Transactions	290		(857)	8		(35)

Total	$(3,089)	22.3%	$(3,978)	$(3,978)	51.9%	$(8,266)
Wholesale Profit (Loss) per
Wholesale Unit Sold
Same Stores	$(80)	(23.1)%	$(65)	$(84)	49.7%	$(167)
Transactions	$90		$(347)	$3		$(427)
Total	$(68)	13.9%	$(79)	$(79)	52.7%	$(167)
Gross Margin
Same Stores	(1.1)%		(0.8)%	(1.1)%		(2.3)%
Transactions	1.4%		(5.2)%	0.0%		(5.4)%
Total	(0.9)%		(1.0)%	(1.0)%		(2.3)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2006	Change	2005	2005	Change	2004
Used Vehicle Unit Sales
Same Stores	107,374	(5.6)%	113,711	111,677	(3.3)%	115,531
Transactions	6,200		5,064	7,098		177

Total	113,574	(4.4)%	118,775	118,775	2.7%	115,708
Sales Revenues
Same Stores	$1,367,584	(2.7)%	$1,405,050	$1,350,273	0.3%	$1,346,138
Transactions	73,757		54,412	109,189		1,906

Total	$1,441,341	(1.2)%	$1,459,462	$1,459,462	8.3%	$1,348,044
Gross Profit
Same Stores	$133,736	4.4%	$128,113	$123,144	9.8%	$112,193
Transactions	6,583		4,079	9,048		(13)

Total	$140,319	6.1%	$132,192	$132,192	17.8%	$112,180
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,246	10.6%	$1,127	$1,103	13.6%	$971
Transactions	$1,062		$805	$1,275		$(73)
Total	$1,235	11.0%	$1,113	$1,113	14.7%	$970
Gross Margin
Same Stores	9.8%		9.1%	9.1%		8.3%
Transactions	8.9%		7.5%	8.3%		(0.7)%
Total	9.7%		9.1%	9.1%		8.3%
Inventory Days Supply(1)
Same Stores	31	10.7%	28	28	(3.4)%	29
Transactions	28			38
Total	31	10.7%	28	28	(3.4)%	29

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

At times, including during each of the last three years, manufacturer incentives, such as significant rebates and below-market retail financing rates on new vehicles, have resulted in a reduction of the price difference to the customer between a late model used vehicle and a new vehicle, resulting in more customers purchasing new vehicles.

In our retail used vehicle business, our total revenues increased 3.4% on a slight decline in retail unit sales for 2006 as compared to 2005. Likewise, our Same Store results reflected a 2.0% improvement in used retail sales on 1.2% less retail units. Our total retail used vehicle gross profit improved 5.3% in 2006 as compared to 2005 on the increased revenues and a 6.0% increase in gross profit per retail unit sold. On a Same Store basis, the increased used retail revenues was complimented by a 5.8% increase in Same Store used vehicle gross profit per retail unit from $1,998 in 2005 to $2,114 in 2006. The total and Same Store retail used vehicle gross margin improved from 12.7% and 12.6%, respectively, in 2005 to 12.9% and 13.0% in 2006, respectively. Our 2005 total retail used vehicle sales improved 8.8% on 2.9% more units from 2004. On a Same Store basis, our 2005 retail unit sales declined 2.9% from 2004, but our revenues increased slightly over the same period by 1.0%. The increase in total retail used vehicle revenues and a 9.8% improvement in total gross profit per retail units resulted in a 13.1% increase in total retail used vehicle gross profit in 2005 as compared to 2004. On a Same Store basis, the moderate improvement in used retail revenues was complimented by a 8.7% increase in Same Store used vehicle gross profit per retail unit from $1,818 in 2004 to $1,977 in 2005. The total and Same Store retail used vehicle gross margin improved from 12.2% in 2004 to 12.7% in 2005.

Our total and Same Store wholesale unit sales declined in 2006 compared to 2005 by 9.5% and 11.5%, respectively, resulting in a 14.1% and 15.8% decrease in total and Same Store wholesale revenues, respectively. In total, however, a 13.9% improvement in our total wholesale loss per unit resulted in a 22.3% decrease in total wholesale gross loss. Our Same Store wholesale gross loss increased 8.3% in 2006 as compared to 2005, as our Same Store wholesale loss per unit declined 23.1% from $65 to $80. Our total and Same Store wholesale gross margins were relatively consistent between 2006 and 2005. For 2005 as compared to 2004, our total wholesale revenues improved 6.9% on 2.3% more wholesale units. On a Same Store basis for the same periods, however, our wholesale revenues declined 1.6% on 3.9% fewer wholesale units. Total and Same Store wholesale gross loss improved 51.9% and 51.6%, respectively, from 2004 to 2005, primarily as a result of a 52.7% and 49.7% improvement in total and Same Store wholesale loss per unit, respectively. The total and Same Store wholesale gross margins improved uniformly from 2004 to 2005.

In total, for the year ended December 31, 2006, compared to 2005, we realized a 1.2% decline in total used vehicle revenues on 4.4% fewer used vehicle units. For the same periods, our Same Store locations sold 5.6% fewer total used vehicle units, resulting in 2.7% less revenue. The decline in our Same Store total used vehicle revenues and unit sales is primarily attributable to our wholesale business where revenues decreased $57.9 million on 5,522 fewer units. Despite the decline in our 2006 total used vehicle unit sales and revenue, our total used vehicle gross profit improved 6.1% from 2005, primarily as a result of an 11.0% improvement in our total gross profit per used vehicle unit sold from $1,113 in 2005 to $1,235 in 2006. Our Same Store used vehicle gross profit improved 4.4% in 2006 on a 10.6% increase in Same Store gross profit per used vehicle unit sold from $1,127 in 2005 to $1,246 in 2006. Correspondingly, our total and Same Store used vehicle gross margin improved from 9.1% and 9.1% in 2005 to 9.7% and 9.8% in 2006, respectively. Stronger vehicle pricing, partially driven by continued strong post-hurricane demand in New Orleans, and the strategic focus we have placed on this aspect of our business, including the implementation of American Auto Exchange’s used vehicle management software in all of our dealerships, and on acquiring, managing and retaining inventory of high quality, in-demand vehicles, all contributed to improved results during 2006, as compared to 2005. Although we have experienced fluctuations in the volume and profitability of units wholesaled, we have increased the profitability of our retail sales, and therefore our overall used vehicle results, due in part to the aforementioned initiatives as well as an overall strength of the used vehicle market as compared to last year.

Our 2005 total used vehicle unit sales increased 2.7% from 2004 to 2005, producing 8.3% more revenue. However, our Same Store results for the periods reflected only a slight increase in total used vehicle revenues on 3.3% fewer units sold. Total used vehicle gross profit was further enhanced by a 14.7% improvement in total gross profit per used vehicle unit sold, resulting in a 17.8% increase in total used vehicle gross profit. Despite the decline in our 2005 Same Store used vehicle unit sales and the relatively flat revenues, our Same Store used vehicle gross profit improved 9.8% from 2004, primarily as a result of a 13.6% improvement in our Same Store gross profit per used vehicle unit sold from $971 in 2004 to $1,103 in 2005. Our total and Same Store used vehicle gross profit improved from 8.3% in 2004 to 9.1% in 2005.

Finally, our days’ supply of used vehicle inventory has decreased from 29 days’ supply at December 31, 2004 to 28 days’ supply at December 31, 2005, and increased to 31 days’ supply at December 31, 2006. As with new vehicles, although we continuously work to optimize our used vehicle inventory levels, the 31 days’ supply at December 31, 2006, remains low and, in all likelihood, will need to be increased in the coming months to provide adequate supply and selection for the spring and summer selling seasons. We target a 37 days’ supply for maximum operating efficiency.

Parts and Service Data
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2006	Change	2005	2005	Change	2004
Parts and Service Revenues
Same Stores	$635,423	1.9%	$623,654	$589,093	4.3%	$564,683
Transactions	26,513		25,567	60,128		530

Total	$661,936	2.0%	$649,221	$649,221	14.9%	$565,213
Gross Profit
Same Stores	$344,658	1.5%	$339,599	$319,640	3.2%	$309,638
Transactions	15,184		13,221	33,180		312

Total	$359,842	2.0%	$352,820	$352,820	13.8%	$309,950
Gross Margin
Same Stores	54.2%		54.5%	54.3%		54.8%
Transactions	57.3%		51.7%	55.2%		58.9%
Total	54.4%		54.3%	54.3%		54.8%

Our total and Same Store parts and service revenues reflect parallel improvements from 2005 to 2006 of 2.0% and 1.9%, respectively, primarily as a result of advancements in our parts business. Likewise, we experienced moderate improvement in our total and Same Store parts and service gross profit of 2.0% and 1.5%, respectively, for the year ended December 31, 2006 versus 2005. Total and Same Store gross margins for 2006 were consistent with comparative 2005 results. For 2005, when comparing to 2004, we experienced increases in total parts and service revenues and gross profit of 14.9% and 13.8%, respectively, primarily from transaction activity. Same Store parts and service revenues and gross profit improved 4.3% and 3.2%, respectively. These Same Store increases were primarily driven by improvements in our parts businesses, as well as our customer pay (non-warranty) service business during 2005.

Our Same Store parts sales increased $11.1 million, or 3.0%, for the year ended December 31, 2006, as compared to 2005. This increase was driven by a 6.7% increase in our lower margin wholesale sales and a 3.3% increase in our customer pay (non-warranty) parts sales, partially offset by a 4.3% decline in warranty-related sales due to the benefit received in 2005 from some specific manufacturer quality issues that were remedied in late 2005. Despite increases in Same Store gross profit during the period, this change in sales mix led to a slight decline in our overall parts gross margin for the year ended December 31, 2006, as compared to 2005, as our individual retail and wholesale parts margins were relatively constant between the periods. Our Same Store parts sales increased $21.0 million, or 6.4%, for the year ended December 31, 2005, as compared to 2004. These increases were driven by a 3.5% increase in retail sales and an 11.2% increase in our lower margin wholesale sales.

Our Same Store overall service (including collision) revenue increased $0.7 million during the year ended December 31, 2006, as compared to 2005. This was primarily attributable to a 4.8% increase in customer pay (non-warranty) service sales, which was partially offset by a decrease of 5.9% in warranty-related service revenue and an overall 5.1% decline in collision service revenues. The increase in customer pay revenues resulted from various facility expansion projects and focused marketing activities in several of our regions. The decline in warranty-related service revenue was also due to the benefit received in 2005 from some specific manufacturer quality issues remedied during late 2005, as noted above. The decline in collision service revenues was primarily attributable to the loss of specific customer relationships in two of our collision centers, as well as the effect of a large hailstorm in Texas during 2005. Additionally, the decline in collision service revenues was reflective of the closure of three collision centers during 2005 and early 2006, partially offset by the opening of one new facility. Our Same Store service business during 2005 also saw improvements in both revenues and gross profit. For this year, as compared to 2004, our service revenue increased 1.4%, while our gross profit increased 1.9%. These relative improvements were driven primarily by increases in customer pay, non-warranty work resulting from various facility expansion projects and focused marketing activities in several of our regions.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2006	Change	2005	2005	Change	2004
Retail New and Used Unit Sales
Same Stores	184,786	(1.8)%	188,173	180,910	(1.7)%	184,079
Transactions	12,280		6,221	13,484		228

Total	197,066	1.4%	194,394	194,394	5.5%	184,307
Retail Finance Fees
Same Stores	$66,922	(1.7)%	$68,112	$65,627	(4.2)%	$68,508
Transactions	3,766		2,054	4,539		29

Total	$70,688	0.7%	$70,166	$70,166	2.4%	$68,537
Vehicle Service Contract Fees
Same Stores	$71,830	4.6%	$68,663	$67,140	2.2%	$65,702
Transactions	4,419		2,069	3,592		36

Total	$76,249	7.8%	$70,732	$70,732	7.6%	$65,738
Insurance and Other
Same Stores	$43,454	(0.8)%	$43,807	$42,843	11.0%	$38,602
Transactions	2,238		1,322	2,286		24

Total	$45,692	1.2%	$45,129	$45,129	16.8%	$38,626
Total
Same Stores	$182,206	0.9%	$180,582	$175,610	1.6%	$172,812
Transactions	10,423		5,445	10,417		89

Total	$192,629	3.5%	$186,027	$186,027	7.6%	$172,901

Finance and Insurance Revenues per Unit Sold
Same Stores	$986	2.7%	$960	$971	3.4%	$939
Transactions	$849		$875	$773		$390
Total	$977	2.1%	$957	$957	2.0%	$938

Our total finance, insurance and other revenues increased 3.5% during 2006, as compared to 2005, primarily due to transaction activity. For 2005 as compared to 2004, our consolidated finance, insurance and other revenues increased 7.6% due to Same Store growth of 1.6%, plus the impact of our 2004 acquisitions. Total average finance and insurance revenues per retail unit sold improved during 2006 over 2005, and 2005 over 2004, despite the addition of our recent acquisitions, which generally had lower penetration of finance and insurance products on sales of new vehicles than our existing stores.

During 2006, compared to 2005, Same Store retail finance fee income declined 1.7% due to lower unit sales of 1.8% as well as a 2.4% decline in revenue per contract sold, as various manufacturers moved toward subvented financing strategies. This was partially offset by a $2.1 million decrease in chargeback expenses. The reduction in chargeback expense was due to a decrease in customer refinancing activity, in which a customer obtains a new, lower rate loan from a third-party source in order to replace the original loan chosen by the customer to obtain upfront manufacturer incentives. This activity declined during the latter part of 2005 as the manufactures moved towards employee pricing and subvented financing and away from other incentives. With respect to Same Store retail finance fees, during 2005, as compared to 2004, we saw a 4.2% decrease in fee income on a 1.7% decline in total retail vehicle sales and a decline in penetration rates as the manufacturers shifted their incentives from zero-percent financing to employee pricing and customers became more selective in their financing choice.

During 2006, as compared to 2005, our Same Store vehicle service contract fees increased 4.6% due primarily to a 4.7% increase in income per contract sold from 2005, as well as a $0.6 million decrease in chargeback expense, partially offset by a decrease in retail unit sales. During 2005, as compared to 2004, we experienced a 2.2% increase in Same Store vehicle service contract income on a decline in total retail vehicle unit sales. This increase in Same Store vehicle service contract revenue was primarily attributable to a $3.6 million increase from higher revenues per contract on new and used vehicle transactions, partially offset by a related increase in chargeback activity and a slight decline in penetration of contract sales in used vehicle transactions.

With respect to Same Store insurance and other sales revenue, the increases during 2005, as compared to 2004, were primarily attributable to revenue associated with the sale of guaranteed asset protection and maintenance insurance products.

Selling, General and Administrative Data
(dollars in thousands)

	For The Year Ended December 31,
		%			%
	2006	Change	2005	2005	Change	2004
Personnel
Same Stores	$414,549	(3.8)%	$431,079	$410,677	3.0%	$398,856
Transactions	23,338		17,364	37,766		546

Total	$437,887	(2.4)%	$448,443	$448,443	12.3%	$399,402
Advertising
Same Stores	$63,408	3.6%	$61,186	$58,558	(13.1)%	$67,360
Transactions	5,215		3,197	5,825		212

Total	$68,623	6.6%	$64,383	$64,383	(4.7)%	$67,572
Rent and Facility Costs
Same Stores	$91,194	8.0%	$84,470	$81,004	1.4%	$79,889
Transactions	4,607		4,758	8,224		232

Total	$95,801	7.4%	$89,228	$89,228	11.4%	$80,121
Other SG&A
Same Stores	$138,908	5.2%	$132,079	$128,288	2.7%	$124,933
Transactions	(1,454)		7,338	11,129		182

Total	$137,454	(1.4)%	$139,417	$139,417	11.4%	$125,115
Total SG&A
Same Stores	$708,059	(0.1)%	$708,814	$678,527	1.1%	$671,038
Transactions	31,706		32,657	62,944		1,172

Total	$739,765	(0.2)%	$741,471	$741,471	10.3%	$672,210

Total Gross Profit
Same Stores	$915,535	1.3%	$904,074	$854,349	2.8%	$831,091
Transactions	49,265		28,332	78,057		675

Total	$964,800	3.5%	$932,406	$932,406	12.1%	$831,766

SG&A as % of Gross Profit
Same Stores	77.3%		78.4%	79.4%		80.7%
Transactions	64.4%		115.3%	80.6%		173.6%
Total	76.7%		79.5%	79.5%		80.8%
Employees	8,800		8,400	8,400		8,800

Our selling, general and administrative expenses consist primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that our personnel and advertising expenses are variable and can be adjusted in response to changing business conditions; however, it may take us several months to adjust our cost structure, or we may elect not to fully adjust a variable component, such as advertising expenses.

Total SG&A expenses decreased as a percentage of gross profit from 79.5% to 76.7% during 2006 as compared to 2005, and from 80.8% to 79.5% for 2005 as compared to 2004. The decrease in total SG&A as a percent of gross profit for 2006 resulted primarily from the increases in overall gross profit without a corresponding increase in total SG&A, primarily personnel costs. Overall, SG&A remained relatively flat from 2005 to 2006, despite a 6.6% increase in advertising and a 7.4% increase rent and facilities cost, due largely to a 2.4% decline in personnel expenses and the benefit, in 2006, of business interruption recoveries and gains from the sale of franchises. The decrease from 2004 to 2005 of SG&A as a percent of gross profit resulted primarily from an increase in overall gross profit without a corresponding increase in total SG&A, primarily advertising costs. Total SG&A increased 10.3% in 2005 compared to 2004 as a result of increases of 12.3% in personnel costs and 11.4% in rent and facilities cost, offset by the decrease of 4.7% in advertising expense.

For the year ended December 31, 2006, we experienced a 3.8% decline in Same Store personnel costs while gross profit increased. This resulted primarily from changes in variable compensation pay plans and personnel reductions, partially offset by severance payments made during 2006. The changes in Same Store personnel related costs from 2004 to 2005, are generally consistent with the changes noted in Same Store gross profit, as the compensation of our commissioned salespeople and local management were more closely tied to gross profit in prior periods.

Advertising expense is managed locally and will vary period to period based upon current trends, market factors and other circumstances in each individual market. For the year ended December 31, 2006, Same Store advertising expense increased 3.6% as compared to 2005 due to lower unit sales on domestic brands, resulting in a decline in the recognition of manufacturer provided advertising assistance, the termination of advertising assistance programs in certain of our luxury brands, and also increased marketing efforts in select markets. Throughout 2005, we closely scrutinized our advertising spending and, as a result, realized a 13.1% decrease in our Same Store advertising expense during the year, as compared to 2004. Our 2005 results were also positively impacted as a result of reducing our advertising spending at our domestic stores during the manufacturers’ employee sales programs, as well as our decision to cease advertising in New Orleans following hurricane Katrina.

The 8.0% increase in Same Store rent and facility costs for the year ending December 31, 2006, over 2005 is primarily due to rent increases associated with facilities which we sold and leased back in 2005. In addition, we incurred approximately $2.0 million of rent and other carrying costs on projects under construction that were expensed in 2006, which, under prior accounting guidance, was permitted to be capitalized. Our Same Store rent and facility costs increase of 1.4% in 2005 over 2004 levels was primarily attributable to utility costs and property taxes.

Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. For the year ended December 31, 2006, we experienced a $6.8 million, or 5.2%, increase of these costs on a Same Store basis. This 2006 increase was primarily due to the DMS lease terminations, discussed below, the 2005 benefit of an adjustment to our estimated obligations under our general liability policies based on an actuarial analysis, and an increase in fuel and other delivery expenses during 2006. During 2005, as compared to 2004, we had a net increase of $3.4 million, or 2.7%, primarily attributable to an increase in our reserve for uncollectible accounts, an increase in delivery related expenses, primarily as a result of higher fuel costs, and an increase in professional fees, primarily consisting of legal fees and expenses, executive search fees, and Board of Director fees and expenses. These 2005 increases were partially offset by a decrease in net losses from our property and casualty retained risk program noted above.

The $1.5 million benefit from Transactions activity in other selling, general and administrative expense during the year ended December 31, 2006, resulted primarily from total gains of $5.8 million from the sale of franchises and the $6.4 million of business interruption insurance recoveries discussed below, net of the $4.5 million legal settlement with respect to our New Orleans Dodge facility lease dispute and the other SG&A expenses incurred by dealerships acquired during the year. Excluding the impact of these items, our consolidated SG&A as a percentage of gross profit would have been 77.5% for the year ended December 31, 2006.

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

The Company maintains business interruption insurance coverage under which it filed claims, and received reimbursement, totaling $7.8 million, after application of related deductibles, related to the effects of these two storms. During 2005, the Company recorded approximately $1.4 million of these proceeds, related to covered payroll and fixed cost expenditures incurred from August 29, 2005, to December 31, 2005. The remaining $6.4 million was recognized during 2006 as the claims were finalized, all of which were reflected as a reduction in the Transaction activity of selling, general and administrative expense.

In addition to the business interruption recoveries noted above, the Company also incurred and has been reimbursed for approximately $0.9 million of expenses related to the clean-up and reopening of its affected dealerships. The Company recognized $0.7 million of these proceeds during 2005 and $0.2 million during 2006.

Dealer Management System Conversion

On March 30, 2006, we announced that the Dealer Services Group of Automatic Data Processing Inc. (“ADP”) would become the sole dealership management system (“DMS”) provider for our existing stores. Approximately 87% of our stores were operating on the ADP platform as of December 31, 2006. The remaining stores, located in Georgia and Texas, will be converted to ADP over the next six months, further standardizing processes throughout our dealerships. This conversion will also be another key enabler in supporting efforts to standardize backroom processes and share best practices across all dealerships. As of December 31, 2006, we agreed to lease termination settlements for all converted dealerships. We expect to incur additional charges in the range of $1.5 million to $2.0 million over the first half of 2007, as we complete the conversion of the remainder of our stores.

Depreciation and Amortization Data
(dollars in thousands)

	For the Year Ended December 31,
	2006	% Change	2005	2005	% Change	2004
Same Stores	$17,442	(3.9)%	$18,157	$17,708	12.3%	$15,773
Transactions	696		770	1,219		63

Total	$18,138	(4.2)%	$18,927	$18,927	19.5%	$15,836

Our Same Store depreciation and amortization expense decreased from 2005 to 2006, primarily due to an approximate $1.0 million charge during the first quarter of 2005, resulting from an adjustment to the depreciable lives of certain of our leasehold improvements to better reflect their remaining useful lives. The increase between 2004 and 2005 is primarily a result of a number of facility additions, including service bay expansions, facility upgrades, manufacturer required image renovations, as well as the $1.0 million charged in 2005 mentioned above.

Impairment of Assets

We performed an annual review of the fair value of our goodwill and indefinite-lived intangible assets at December 31, 2006. As a result of this assessment, we determined that the fair values of indefinite-lived intangible franchise rights related to two of our domestic franchises do not exceed their carrying values and impairment charges were required. Accordingly, we recorded $1.4 million of pretax impairment charges during the fourth quarter of 2006.

We review long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In connection with the pending disposal of a Ford dealership franchise we determined in the fourth quarter of 2006 that the fair value of the fixed assets was less than their carrying values and impairment charges were required. Accordingly, we recorded pretax impairment charges of $0.8 million.

In connection with the preparation and review of our 2005 third-quarter interim financial statements, we determined that then recent events and circumstances in New Orleans indicated that an impairment of goodwill and/or other long-lived assets may have occurred in the three months ended September 30, 2005. As a result, we performed interim impairment assessments of certain of the recorded franchise values of our dealerships in the New Orleans area, followed by an interim impairment assessment of the goodwill associated with our New Orleans operations, in connection with the preparation of our financial statements for the period ended September 30, 2005.

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

We performed an annual review of the fair value of our goodwill and indefinite-lived intangible assets at December 31, 2005. As a result of this assessment, we determined that the fair value of indefinite-lived intangible franchise rights related to three of our franchises, primarily a Pontiac/GMC franchise in the South Central region, did not exceed their carrying values and impairment charges were required. Accordingly, we recorded $2.6 million of pretax impairment charges during the fourth quarter of 2005.

During October 2004, in connection with the preparation and review of our third-quarter 2004 interim financial statements, we determined that recent events and circumstances within our Atlanta operations, including further deterioration of its financial results and recent changes in management, indicated that an impairment of goodwill may have occurred in the three months ended September 30, 2004. As a result, we performed an interim impairment assessment of the goodwill associated with our Atlanta operations in accordance with SFAS No. 142. After analyzing the long-term potential of the Atlanta market and the expected pretax income of our dealership franchises in Atlanta, we determined that the carrying amount exceeded its fair value as of September 30, 2004, and recorded a pretax goodwill impairment charge of $40.3 million.

As a result of the factors noted above, we also evaluated the long-lived assets of the dealerships within our Atlanta operations for impairment under the provisions of SFAS No. 144 and recorded a pretax impairment charge for certain leasehold improvements of $1.1 million at September 30, 2004.

During our 2004 annual assessment of the carrying value of our goodwill and indefinite-lived intangible assets as part of our year-end financial statement preparation process, we determined that the carrying value of one of our Mitsubishi dealership’s intangible franchise rights was in excess of its fair value and recorded a pretax impairment charge of $3.3 million at December 31, 2004.

Floorplan Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2006	% Change	2005	2005	% Change	2004
Same Stores	$43,947	21.9%	$36,062	$34,860	37.8%	$25,301
Transactions	2,735		1,935	3,137		48

Total	$46,682	22.9%	$37,997	$37,997	49.9%	$25,349

Memo:
Manufacturer’s assistance	$38,129	7.1%	$35,610	$35,610	7.2%	$33,206

Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense increased during the twelve months ended December 31, 2006, compared to 2005, as a result of a 188 basis point increase in weighted average interest rates, partially offset by a $71.6 million decrease in weighted average borrowings outstanding. Our Same Store floorplan interest expense increased during the twelve months ended December 31, 2005, compared to 2004, as a result of a 186 basis point increase in weighted average interest rates, partially offset by a $38.1 million decrease in weighted average borrowings outstanding.

Also impacting Same Store floorplan expense between each of the periods were changes attributable to our outstanding interest rate swaps. During 2004, we had one interest rate swap outstanding during the year with notional amount of $100.0 million, converting 30-day LIBOR to a fixed rate. The swap expired in October 2004 (and therefore was outstanding for the first 10 months of 2004 only). During 2005, we had no interest rate swaps in place until December, which consisted of two swaps with notional amounts of $100 million each. In January 2006, we added a third swap with notional amount of $50.0 million. As a result of their staggered expiration dates, and the impact on the expense attributable to the swaps resulting from changes in interest rates, our swap expense decreased from $2.1 million for year ended December 31, 2004, to an insignificant amount in 2005, to a $0.5 million reduction in interest expense during 2006.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our long-term debt and on our acquisition line partially offset by interest income, increased $0.7 million, or 3.6%, to $18.8 million for the year ended December 31, 2006, from $18.1 million for the year ended December 31, 2005. This increase was due to an approximate $79.5 million increase in weighted average borrowings outstanding between the periods, primarily resulting from the issuance of the 2.25% Notes in June 2006, partially offset by a 188 basis-point decrease in weighted average interest rates.

For the year ended December 31, 2005, as compared to 2004, other net interest expense decreased $1.2 million, or 6.0%, to $18.1 million for the year ended December 31, 2005, from $19.3 million for the year ended December 31, 2004. This decrease was due to an approximate $14.6 million decrease in weighted average borrowings outstanding between the periods, as we repaid the remaining balance of our acquisition line during the year. Our weighted average effective interest rates on these net borrowings were comparable between these periods.

Loss on Redemption of Senior Subordinated Notes

During 2006, we repurchased approximately $10.7 million par value of our outstanding 8.25% senior subordinated notes. We incurred a $0.5 million pretax charge associated with the repurchase consisting of a $0.2 million redemption premium and a $0.3 million non-cash write off of unamortized bond discount and deferred costs. On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. We incurred a $6.4 million pretax charge in completing the redemption, consisting of a $4.1 million redemption premium and a $2.3 million non-cash write-off of unamortized bond discount and deferred cost.

Provision for Income Taxes

Our provision for income taxes increased, excluding the 2005 tax benefit associated with the cumulative effect of a change in accounting principle discussed below, $12.8 million to $51.0 million for the year ended December 31, 2006, from $38.1 million for the year ended December 31, 2005. For the year ended December 31, 2004, our tax provision was $20.2 million. For the year ended December 31, 2006, our effective tax rate increased to 36.6%, from 35.2% for 2005, due primarily to the impact of our adoption of SFAS 123(R) and changes to the distribution of our earnings in taxable state jurisdictions, partially offset by the benefit from tax credits associated with our employment activity in the Hurricane Katrina and Hurricane Rita impact zones.

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

For the year ended December 31, 2005, our effective tax rate decreased from 42.1% to 35.2%, for the year ended December 31, 2004. Our 2005 effective tax rate was positively impacted by adjustments to deferred tax items for certain assets and liabilities. Excluding these items, our 2005 effective tax rate would have been 36.9%.

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

We expect our effective tax rate in 2007 to be approximately 38.0% to 38.5%.

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

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for 2007. If our capital expenditures or acquisition plans for 2007 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of December 31, 2006, our total cash on hand was $39.3 million.

Cash Flows.  The following table sets forth selected historical information from our statement of cash flows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net cash provided by operating activities	$53,444	$365,379	$27,253
Net cash used in investing activities	(269,258)	(49,962)	(360,125)
Net cash provided by (used in) financing activities	217,432	(315,472)	344,139

Net increase in cash and cash equivalents	$1,618	$(55)	$11,267

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

•	Operating activities. For the year ended December 31, 2006, we generated $53.4 million in net cash from operating activities, primarily driven by net income. Non-cash charges, including depreciation and amortization and deferred taxes, were offset by changes in operating assets and liabilities, consisting primarily of a $33.1 million increase in inventories.

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

•	Investing activities. During 2006, we used approximately $269.3 million in investing activities, of which $246.3 million was for acquisitions, net of cash received, and $71.6 million was for purchases of property and equipment. Included in the amount paid for acquisitions was $30.6 million for related real estate and $58.9 million of inventory financing. Approximately $58.9 million of the property and equipment purchases was for the purchase of land, existing buildings and construction of new or expanded facilities. We also received approximately $38.0 million in proceeds from sales of franchises and $13.3 million from the sales of property and equipment.

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

•	Financing activities. During 2006, we obtained approximately $217.4 million from financing activities, primarily from $280.8 million of net proceeds from the issuance of the 2.25% Convertible Notes, $80.6 million of proceeds from the sale of the warrants and $23.7 million of proceeds from the issuance of common stock to benefit plans. Offsetting these receipts was $116.3 million used to purchase the calls on our common stock and $55.0 million used to repurchase outstanding common stock. See Uses of Liquidity and Capital Resources below.

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

Working Capital.  At December 31, 2006, we had working capital of $237.1 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

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

•	Revolving Credit Facility. The Revolving Credit Facility, which is comprised of 13 major financial institutions and three manufacturer captive finance companies, matures in December 2010 and currently provides a total of $950.0 million of financing. We can expand the Revolving Credit Facility to its maximum commitment of $1,250 million, subject to participating lender approval. This Revolving Credit Facility consists of two tranches: (1) $750.0 million for floorplan financing, which we refer to as the Floorplan Line, and (2) $200.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the Acquisition Line. The Floorplan Line bears interest at rates equal to LIBOR plus 100 basis points for new vehicle inventory and LIBOR plus 112.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on our leverage ratio.

The Revolving Credit Facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements. As of December 31, 2006, we were in compliance with these covenants.

•	Ford Motor Credit Facility. The Ford Motor Credit Facility, which we refer to as the FMCC Facility, provides financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The FMCC Facility, which matures in December 2007, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. We expect the net cost of our borrowings under the FMCC Facility, after all incentives, to approximate the cost of borrowing under the Floorplan Line of our revolving credit facility.

•	DaimlerChrysler Facility. The DaimlerChrysler Facility, which matures on February 28, 2007, provides for up to $300.0 million of financing for all of our Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory at an interest rate equal to LIBOR plus a spread of 175 to 225 basis points minus certain incentives. We expect the net cost of our borrowings under the DaimlerChrysler Facility, after all incentives, to exceed the cost of borrowing under the Floorplan Line. As a result, we have not chosen to renew this facility past its maturity date, and plan to use borrowings under the revolving credit facility to pay off the balance at that time.

The following table summarizes the current position of our credit facilities as of December 31, 2006:

	Total
Credit Facility	Commitment	Outstanding	Available
	(In thousands)

Floorplan Line(1)	$750,000	$437,288	$312,712
Acquisition Line(2)	200,000	18,144	181,856

Total Revolving Credit Facility	950,000	455,432	494,568
FMCC Facility	300,000	132,967	167,033
DaimlerChrysler Facility(3)	300,000	131,807	168,193

Total Credit Facilities(4)	$1,550,000	$720,206	$829,794

(1)	The available balance at December 31, 2006, includes $114.5 million of immediately available funds.

(2)	The outstanding balance at December 31, 2006 includes $18.1 million of letters of credit.

(3)	Facility matures on February 28, 2007.

(4)	Outstanding balance excludes $23.2 million of borrowings with manufacturer-affiliates for rental vehicle financing not associated with any of the Company’s credit facilities.

For a more detailed discussion of our credit facilities existing as of December 31, 2006 please see Note 8 to our consolidated financial statements.

2.25% Convertible Senior Notes.  On June 26, 2006, we issued $287.5 million aggregate principal amount of the 2.25% Notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933. The 2.25% Notes will bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes will be payable semiannually in arrears in cash on June 15th and December 15th of each year, beginning on December 15, 2006. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.

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

The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of our Credit Facility; to repurchase 933,800 shares of our common stock for approximately $50 million; and to pay the approximate $35.7 million net cost of the purchased options and warrant transactions described below in Uses of Liquidity and Capital Resources. Debt issue costs totaled approximately $6.7 million and are being amortized over a period of ten years (the point at which the holders can first require us to redeem the 2.25% Notes).

The 2.25% Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries. For a more detailed discussion of these notes please see Note 9 to our consolidated financial statements.

8.25% Senior Subordinated Notes.  During August 2003, we issued 8 1/4% Senior Subordinated Notes due 2013 with a face amount of $150.0 million. The 8.25% Notes pay interest semi-annually on February 15 and August 15 each year, beginning February 15, 2004. Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The 8.25% Notes have the following redemption provisions:

•	We could have redeemed, prior to August 15, 2006, up to $52.5 million of the 8.25% Notes with the proceeds of certain public offerings of common stock at a redemption price of 108.250% of the principal amount plus accrued interest.

•	We may, prior to August 15, 2008, redeem all or a portion of the 8.25% Notes at a redemption price equal to the principal amount plus a make-whole premium to be determined, plus accrued interest.

•	We may, during the twelve-month periods beginning August 15, 2008, 2009, 2010 and 2011, and thereafter, redeem all or a portion of the 8.25% Notes at redemption prices of 104.125%, 102.750%, 101.375% and 100.000%, respectively, of the principal amount plus accrued interest.

The 8.25% Notes are subject to various financial and other covenants, including restrictions on paying cash dividends and repurchasing shares of our common stock. As of December 31, 2006, we were in compliance with these covenants and were limited to a total of $51.3 million for dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances.

Uses of Liquidity and Capital Resources

Senior Subordinated Notes Redemption.  During 2006, we repurchased approximately $10.7 million par value of our outstanding 8.25% senior subordinated notes. Total cash used in completing the redemption, excluding accrued interest of $0.1 million, was $10.8 million. On March 1, 2004, we completed the redemption of all of our 10 7/8% senior subordinated notes. Total cash used in completing the redemption, excluding accrued interest of $4.1 million, was $79.5 million.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, or manufacturer imaging programs. During 2007, we plan to invest approximately $80.0 million to expand or relocate existing facilities, including the purchase of land and related equipment, and to perform manufacturer required imaging projects.

Acquisitions.  During 2006, we completed acquisitions of 13 franchises with expected annual revenues of approximately $725.5 million. These franchises were located in Alabama, California, Mississippi, New Hampshire, New Jersey and Oklahoma. Total cash consideration paid, net of cash received, of $246.3 million, included $30.6 million for related real estate and the incurrence of $58.9 million of inventory financing.

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

Our acquisition target for 2007 is to complete acquisitions that have at least $600.0 million in expected aggregate annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities and our Acquisition Line. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. Thus, our targeted acquisition budget of $600.0 million is expected to cost us between $120.0 and $150.0 million, excluding the amount incurred to finance vehicle inventories. Since December 31, 2006, we have completed the acquisition of three franchises with expected annual revenues of $123.1 million.

Purchase of Convertible Note Hedge.  In connection with the issuance of the 2.25% Notes, we purchased ten-year call options on our common stock (the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Notes, we have the right to purchase a total of approximately 4.8 million shares of our common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million. The cost of the Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.

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

No shares of our common stock have been issued or received under the Purchased Options or the Warrants. Since the price of our common stock was less than $59.43 at December 31, 2006, the intrinsic value of both the Purchased Options and the Warrants, as expressed in shares of the Company’s common stock, was zero. Changes in the price of the Company’s common stock will impact the share settlement of the 2.25% Notes, the Purchased Options and the Warrants as illustrated below (shares in thousands):

	Net	Share Entitlement	Shares
	Shares Issuable	Under the	Issuable		Potential
Company	Under the 2.25%	Purchased	Under	Net Shares	EPS
Stock Price	Notes	Options	the Warrants	Issuable	Dilution
	(In thousands)

$57.00	—	—	—	—	—
$59.50	6	(6)	—	—	6
$62.00	201	(201)	—	—	201
$64.50	380	(380)	—	—	380
$67.00	547	(547)	—	—	547
$69.50	701	(701)	—	—	701
$72.00	845	(845)	—	—	845
$74.50	979	(979)	—	—	979
$77.00	1,104	(1,104)	—	—	1,104
$79.50	1,221	(1,221)	—	—	1,221
$82.00	1,332	(1,332)	100	100	1,432
$84.50	1,435	(1,435)	240	240	1,675
$87.00	1,533	(1,533)	372	372	1,905
$89.50	1,625	(1,625)	497	497	2,122
$92.00	1,713	(1,713)	615	615	2,328
$94.50	1,795	(1,795)	726	726	2,521
$97.00	1,874	(1,874)	832	832	2,706
$99.50	1,948	(1,948)	933	933	2,881
$102.00	2,019	(2,019)	1,029	1,029	3,048

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

Stock Repurchases.  In March 2006, our Board of Directors authorized us to repurchase up to $42.0 million of our common stock, subject to management’s judgment and the restrictions of our various debt agreements. In June 2006, this authorization was replaced with a $50.0 million authorization concurrent with the issuance of the 2.25% Notes. In conjunction with the issuance of the 2.25% Notes, we repurchased 933,800 shares of our common stock at an average price of $53.54 per share, exhausting the entire $50.0 million authorization.

In addition, under separate authorization, in March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan on a quarterly basis. Pursuant to this authorization, a total of 86,000 shares were repurchased during 2006, at a cost of approximately $4.6 million. Approximately $2.7 million of the funds for such repurchases came from employee contributions during the period.

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

Dividends.  Prior to 2006, we had never declared or paid dividends on our common stock. During 2006, our Board of Directors declared dividends of $0.13 per common share for the fourth quarter of 2005 and $0.14 per common share for the first, second and third quarters of 2006. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $13.4 million for the year ended December 31, 2006. The payment of any future dividend is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2006, our revolving credit facility, the most restrictive agreement with respect to such limits, limited future dividends and stock repurchases to $45.6 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2010 and our 8.25% senior subordinated notes mature in 2013.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Floorplan notes payable	$725,266	$725,266	$—	$—	$—
Long-term debt obligations(1)	447,593	854	1,920	2,158	442,661
Estimated interest payments on floorplan notes payable(2)	7,689	7,689	—	—	—
Estimated interest payments on long-term debt obligations(3)	252,604	17,963	35,926	35,926	162,789
Operating leases	477,648	58,936	106,383	96,794	215,535
Purchase commitments(4)	191,370	124,224	67,146	—	—

Total	$2,102,170	$934,932	$211,375	$134,878	$820,985

(1)	Includes $18.1 million of outstanding letters of credit.

(2)	Estimated interest payments were calculated using the floorplan balance and weighted average interest rate at December 31, 2006, and the assumption that these liabilities would be settled within 60 days which approximates our weighted average inventory days supply.

(3)	Estimated interest payments on long-term debt obligations includes fixed rate interest on our 8 1/4% Senior Subordinated Notes due 2013, and our 2 1/4% Convertible Notes due 2036.

(4)	Includes capital expenditures, acquisition commitments and other.

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

From time to time, primarily in connection with dealership dispositions, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we and our subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we or our subsidiaries will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $25.6 million at December 31, 2006. We and our subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although we presently have no reason to believe that we or our subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of us or our subsidiaries required under these leases would not have a material adverse effect on our business, financial condition and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The following information about our market-sensitive financial instruments constitutes a “forward-looking statement.” Our major market-risk exposure is changing interest rates. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt.

At December 31, 2006, fixed rate debt, primarily consisting of our 2.25% Convertible Senior Notes and 8.25% Senior Subordinated Notes outstanding, totaled $416.6 million and had a fair value of $436.8 million.

At December 31, 2006, we had $725.3 million of variable-rate floorplan borrowings outstanding. Based on this amount, a 100 basis point change in interest rates would result in an approximate $7.3 million change to our interest expense. After consideration of the interest rate swaps described below, a 100 basis point increase would yield a net increase of $4.8 million.

We received $39.2 million of interest assistance from certain automobile manufacturers during the year ended December 31, 2006. This assistance is reflected as a $38.1 million reduction of our new vehicle cost of sales for the year ended December 31, 2006, and reduced our new vehicle inventory by $7.2 million and $6.1 million at December 31, 2006 and 2005, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from approximately 72% to 158% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We may use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. In December 2005, we entered into two interest rate swaps with notional values of $100.0 million each, and in January 2006, we entered into a third interest rate swap with a notional value of $50 million. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our revolving credit facility to fixed rate debt. One swap, with $100.0 million in notional value, effectively locks in a rate of 4.9%, the second swap, also with $100.0 million in notional value, effectively locks in a rate of 4.8%, and the third swap, with $50.0 million in notional value, effectively locks in a rate of 4.7%. All three of these hedge instruments expire December 15, 2010. At December 31,

2006, net unrealized gains, net of income taxes, related to hedges included in Accumulated other comprehensive income (loss) totaled $0.8 million. At December 31, 2005, net unrealized losses, net of income taxes, related to hedges included in Accumulated other comprehensive income (loss) totaled $0.4 million. For the year ended December 31, 2004, the income statement impact from interest rate hedges was an additional expense of $2.1 million. At December 31, 2006 and 2005, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

Item 8.	Financial Statements and Supplementary Data

See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of the end of the period covered by this report to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three months ended December 31, 2006, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting was designed by management, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006. Ernst & Young, the Company’s independent auditors, has issued a report on our assessment of the Company’s internal control over financial reporting. This report, dated February 21, 2007, appears on page 59.

/s/  Earl J. Hesterberg
Earl J. Hesterberg
Chief Executive Officer

/s/  John C. Rickel
John C. Rickel
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls over Financial Reporting, that Group 1 Automotive, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Group 1 Automotive, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Group 1 Automotive, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Group 1 Automotive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of Group 1 Automotive, Inc. and our report dated February 21, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 21, 2007

Item 9B.	Other Information

None.

PART III

Pursuant to Instruction G to Form 10-K, we incorporate by reference into Items 10-14 below the information to be disclosed in our definitive proxy statement prepared in connection with the 2007 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2006.

Item 10.	Directors, Executive Officers and Corporate Governance

See also “Business — Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Index to Exhibits

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3	.2†	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.3		—	Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.3 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.1		—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2		—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)

Exhibit
Number		Description

4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.14	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1	—	Rights Agreement dated October 3, 1997 between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent (Incorporated by reference to Exhibit 10.10 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit
Number			Description

10.2		—	Sixth Amended and Restated Revolving Credit Agreement dated December 16, 2005 between Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 21, 2005)
10	.3*	—	Severance Agreement dated December 5, 2005 between Group 1 Automotive, Inc. and Robert T. Ray (Incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005)
10.4		—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.5		—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.6		—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.7		—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.8		—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.9		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.10		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.11		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.13		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.14		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.15		—	Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.16		—	Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.17		—	Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit
Number			Description

10.18		—	Lease Agreement between Bob Howard Automotive-East, Inc. and REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.19		—	Lease Agreement between Howard-H, Inc. and REHCO, L.L.C. (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.20		—	Lease Agreement between Howard Pontiac-GMC, Inc. and North Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.21		—	Lease Agreement between Bob Howard Motors, Inc. and REHCO, L.L.C., (Incorporated by reference to Exhibit 10.54 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005)
10	.22*†	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc.
10	.23*†	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005
10	.24*	—	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10	.25*	—	First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10	.26*	—	Second Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 1999)
10	.27*	—	Third Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-8 Registration No. 333-75784)
10	.28*	—	Fourth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-8 Registration No. 333-115961)
10	.29*	—	Fifth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.30*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.31*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.32*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.33*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.34*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.35*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.36*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan

Exhibit
Number			Description

10	.37*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.38*	—	Employment Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.39*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.40*	—	Employment Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.41*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.42*†	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated December 31, 2006, between Group 1 Automotive, Inc. and Randy L. Callison
10	.43*†	—	Severance Agreement effective December 31, 2006 between Group 1 Automotive, Inc. and Joe Herman
10	.44*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10	.45*	—	Separation Agreement and General Release dated May 9, 2005 between Group 1 Automotive, Inc. and B.B. Hollingsworth, Jr. (Incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2005)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 12 to the financial statements)
14	.1†	—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc. dated November 6, 2006
21	.1†	—	Group 1 Automotive, Inc. Subsidiary List 2006
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2007.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of February, 2007.

Signature	Title

/s/ Earl J. Hesterberg Earl J. Hesterberg	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ John C. Rickel John C. Rickel	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John L. Adams John L. Adams	Chairman and Director

/s/ Robert E. Howard II Robert E. Howard II	Director

/s/ Louis E. Lataif Louis E. Lataif	Director

/s/ Stephen D. Quinn Stephen D. Quinn	Director

/s/ J. Terry Strange J. Terry Strange	Director

/s/ Max P. Watson, Jr. Max P. Watson, Jr.	Director

GROUP 1 AUTOMOTIVE, AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Group 1 Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed its method of accounting for indefinite lived intangibles.

As discussed in Notes 2 and 10 to the consolidated financial statements, in 2006 the Company changed its methods of accounting for stock based compensation and rental costs incurred during a construction period.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 21, 2007

GROUP 1 AUTOMOTIVE, AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,313	$37,695
Contracts-in-transit and vehicle receivables, net	189,004	187,769
Accounts and notes receivable, net	76,793	81,463
Inventories	830,628	756,838
Deferred income taxes	17,176	18,780
Prepaid expenses and other current assets	25,098	23,283

Total current assets	1,178,012	1,105,828

PROPERTY AND EQUIPMENT, net	230,385	161,317
GOODWILL	426,439	372,844
INTANGIBLE FRANCHISE RIGHTS	249,886	164,210
OTHER ASSETS	29,233	29,419

Total assets	$2,113,955	$1,833,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$437,288	$407,396
Floorplan notes payable — manufacturer affiliates	287,978	316,189
Current maturities of long-term debt	854	786
Accounts payable	117,536	124,857
Accrued expenses	97,302	119,404

Total current liabilities	940,958	968,632

LONG-TERM DEBT, net of current maturities	428,639	158,074
DEFERRED INCOME TAXES	2,787	28,862
OTHER LIABILITIES	27,826	25,356

Total liabilities before deferred revenues	1,400,210	1,180,924

DEFERRED REVENUES	20,905	25,901
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 25,165 and 24,588 issued, respectively	252	246
Additional paid-in capital	292,278	276,904
Retained earnings	448,115	373,162
Accumulated other comprehensive income (loss)	591	(706)
Deferred stock-based compensation	—	(5,413)
Treasury stock, at cost; 904 and 572 shares, respectively	(48,396)	(17,400)

Total stockholders’ equity	692,840	626,793

Total liabilities and stockholders’ equity	$2,113,955	$1,833,618

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$3,787,578	$3,674,880	$3,348,875
Used vehicle retail sales	1,111,672	1,075,606	988,797
Used vehicle wholesale sales	329,669	383,856	359,247
Parts and service sales	661,936	649,221	565,213
Finance, insurance and other, net	192,629	186,027	172,901

Total revenues	6,083,484	5,969,590	5,435,033
COST OF SALES:
New vehicle retail sales	3,515,568	3,413,513	3,112,140
Used vehicle retail sales	968,264	939,436	868,351
Used vehicle wholesale sales	332,758	387,834	367,513
Parts and service sales	302,094	296,401	255,263

Total cost of sales	5,118,684	5,037,184	4,603,267

GROSS PROFIT	964,800	932,406	831,766
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	739,765	741,471	672,210
DEPRECIATION AND AMORTIZATION EXPENSE	18,138	18,927	15,836
ASSET IMPAIRMENTS	2,241	7,607	44,711

INCOME FROM OPERATIONS	204,656	164,401	99,009
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(46,682)	(37,997)	(25,349)
Other interest expense, net	(18,783)	(18,122)	(19,299)
Loss on redemption of senior subordinated notes	(488)	—	(6,381)
Other income and (expense), net	645	125	(28)

INCOME BEFORE INCOME TAXES	139,348	108,407	47,952
PROVISION FOR INCOME TAXES	50,958	38,138	20,171

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	88,390	70,269	27,781
Cumulative effect of a change in accounting principle, net of a tax benefit of $10,231	—	(16,038)	—

NET INCOME	$88,390	$54,231	$27,781

EARNINGS PER SHARE:
BASIC:
Income before cumulative effect of a change in accounting principle	$3.66	$2.94	$1.22
Cumulative effect of a change in accounting principle	—	(0.67)	—

Net income	$3.66	$2.27	$1.22

DILUTED:
Income before cumulative effect of a change in accounting principle	$3.62	$2.90	$1.18
Cumulative effect of a change in accounting principle	—	(0.66)	—

Net income	$3.62	$2.24	$1.18

CASH DIVIDENDS PER COMMON SHARE	$0.55	$—	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,146	23,866	22,808
Diluted	24,446	24,229	23,494

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated Other
						Comprehensive Income (Loss)
						Unrealized	Unrealized
			Additional		Deferred	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	Stock-Based	on Interest	on Marketable	Treasury
	Shares	Amount	Capital	Earnings	Compensation	Rate Swaps	Securities	Stock	Total
	(In thousands)

BALANCE, December 31, 2003	23,454	$235	$255,356	$291,150	$—	$(1,285)	$—	$(27,347)	$518,109
Comprehensive income:
Net income	—	—	—	27,781	—	—	—	—	27,781
Interest rate swap adjustment, net of taxes of $771	—	—	—	—	—	1,285	—	—	1,285
Loss on investments, net of taxes of $104	—	—	—	—	—	—	(173)	—	(173)

Total comprehensive income									28,893
Purchases of treasury stock	—	—	—	—	—	—	—	(7,019)	(7,019)
Issuance of treasury stock to employee benefit plans	(591)	(6)	(16,892)	—	—	—	—	16,898	—
Proceeds from sales of common stock under employee benefit plans	659	6	11,788	—	—	—	—	—	11,794
Issuance of common stock in connection with acquisitions	394	4	12,892	—	—	—	—	—	12,896
Tax benefit from options exercised	—	—	2,501	—	—	—	—	—	2,501

BALANCE, December 31, 2004	23,916	239	265,645	318,931	—	—	(173)	(17,468)	567,174
Comprehensive income:
Net income	—	—	—	54,231	—	—	—	—	54,231
Interest rate swap adjustment, net of taxes of $230	—	—	—	—	—	(384)	—	—	(384)
Loss on investments, net of taxes of $90	—	—	—	—	—	—	(149)	—	(149)

Total comprehensive income									53,698
Purchases of treasury stock	—	—	—	—	—	—	—	(19,257)	(19,257)
Issuance of treasury stock to employee benefit plans	(670)	(7)	(19,318)	—	—	—	—	19,325	—
Proceeds from sales of common stock under employee benefit plans	1,151	12	19,146	—	—	—	—	—	19,158
Issuance of restricted stock	241	2	8,381	—	(8,383)	—	—	—	—
Forfeiture of restricted stock	(50)	—	(1,394)	—	1,394	—	—	—	—
Restricted stock amortization	—	—	—	—	1,576	—	—	—	1,576
Tax benefit from options exercised	—	—	4,444	—	—	—	—	—	4,444

BALANCE, December 31, 2005	24,588	246	276,904	373,162	(5,413)	(384)	(322)	(17,400)	626,793
Comprehensive income:
Net income	—	—	—	88,390	—	—	—	—	88,390
Interest rate swap adjustment, net of taxes of $709	—	—	—	—	—	1,181	—	—	1,181
Gain on investments, net of taxes of $70	—	—	—	—	—	—	116	—	116

Total comprehensive income									89,687
Reclassification resulting from adoption of FAS 123(R) on January 1, 2006	—	—	(5,413)	—	5,413	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(54,964)	(54,964)
Issuance of common shares to employee benefit plans	346	3	(279)	—	—	—	—	23,968	23,692
Issuance of restricted stock	303	3	(3)	—	—	—	—	—	—
Forfeiture of restricted stock	(72)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,086	—	—	—	—	—	5,086
Tax benefit from options exercised and the vesting of restricted shares	—	—	8,089	—	—	—	—	—	8,089
Purchase of equity calls	—	—	(116,251)	—	—	—	—	—	(116,251)
Sale of equity warrants	—	—	80,551	—	—	—	—	—	80,551
Deferred income tax benefit associated with purchase of equity calls	—	—	43,594	—	—	—	—	—	43,594
Cash dividends	—	—	—	(13,437)	—	—	—	—	(13,437)

BALANCE, December 31, 2006	25,165	$252	$292,278	$448,115	$—	$797	$(206)	$(48,396)	$692,840

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,390	$54,231	$27,781
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	16,038	—
Asset impairments	2,241	7,607	44,711
Depreciation and amortization	18,138	18,927	15,836
Amortization of debt discount and issue costs	1,601	1,949	1,834
Stock based compensation	5,086	1,576	—
Deferred income taxes	20,073	3,872	(4,701)
Tax benefit from options exercised and the vesting of restricted shares	8,088	4,444	2,501
Excess tax benefits from stock-based compensation	(3,657)	—	—
Provision for doubtful accounts and uncollectible notes	1,609	3,848	1,529
(Gains) losses on sales of assets	(5,849)	772	142
Loss on repurchase of senior subordinated notes	488	—	6,381
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	(1,235)	(16,113)	(28,902)
Accounts and notes receivable	3,067	(2,845)	(14,204)
Inventories	(33,128)	130,584	(64,294)
Prepaid expenses and other assets	1,215	4,961	(2,015)
Floorplan notes payable — manufacturer affiliates	(23,342)	102,549	18,421
Accounts payable and accrued expenses	(24,346)	39,220	30,936
Deferred revenues	(4,995)	(6,241)	(8,703)

Net cash provided by operating activities	53,444	365,379	27,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on notes receivable	—	—	5,367
Purchases of property and equipment	(71,550)	(58,556)	(47,412)
Cash paid in acquisitions, net of cash received	(246,322)	(35,778)	(331,457)
Proceeds from sales of franchises	38,024	10,881	—
Proceeds from sales of property and equipment	13,289	35,588	12,329
Other	(2,699)	(2,097)	1,048

Net cash used in investing activities	(269,258)	(49,962)	(360,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	3,942,148	3,260,946	3,645,162
Repayments on credit facility — Floorplan Line	(3,912,244)	(3,486,144)	(3,308,891)
Borrowings on credit facility — Acquisition Line	15,000	25,000	121,000
Repayments on credit facility — Acquisition Line	(15,000)	(109,000)	(37,000)
Repayments on other facilities for divestitures	(4,880)	(2,027)	—
Principal payments of long-term debt	(787)	(1,276)	(1,219)
Repurchase of senior subordinated notes	(10,827)	—	(79,479)
Proceeds from issuance of 2.25% Convertible Notes	287,500	—	—
Debt issue costs	(6,726)	(2,873)	(209)
Purchase of equity calls	(116,251)	—	—
Sale of equity warrants	80,551	—	—
Proceeds from issuance of common stock to benefit plans	23,692	19,158	11,794
Excess tax benefits from stock-based compensation	3,657	—	—
Repurchases of common stock, amounts based on settlement date	(54,964)	(19,256)	(7,019)
Dividends paid	(13,437)	—	—

Net cash provided by (used in) financing activities	217,432	(315,472)	344,139

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,618	(55)	11,267
CASH AND CASH EQUIVALENTS, beginning of period	37,695	37,750	26,483

CASH AND CASH EQUIVALENTS, end of period	$39,313	$37,695	$37,750

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in Alabama, California, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, and Texas. Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”

Prior to January 1, 2006, our retail network was organized into 13 regional dealership groups, or “platforms”. In 2006, the Company reorganized its operations and as of December 31, 2006, the retail network consisted of the following four regions (with the number of dealerships they comprised): (i) the Northeast (23 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (19 dealerships in Alabama, Florida, Georgia, Louisiana and Mississippi), (iii) the Central (51 dealerships in New Mexico, Oklahoma and Texas), (iv) the West (12 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. Included in Prepaid Expenses and Other Current Assets is approximately $6.0 million of cash restricted for specific purposes.

Contracts-in-Transit and Vehicle Receivables

Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales. Also included are amounts receivable from vehicle wholesale sales.

Inventories

New, used and demonstrator vehicles are stated at the lower of specific cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. The assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. At December 31, 2006 and 2005, inventory cost had been reduced by $7.2 million and $6.1 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales has been reduced by $38.1 million, $35.6 million and $33.2 million for interest assistance received related to vehicles sold for the years ended December 31, 2006, 2005 and 2004, respectively.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” Prior to the adoption of SFAS No. 141 on January 1, 2002, the Company did not separately record intangible assets apart from goodwill as all were amortized over similar lives. In 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the treatment of goodwill. SFAS No. 142 no longer permits the amortization of goodwill, but instead requires, at least annually, an assessment for impairment of goodwill by reporting unit, defined by the Company as of December 31, 2006, as each of its four regions, using a fair-value based, two-step test. The Company performs the annual impairment assessment at the end of each calendar year, and performs an impairment assessment more frequently if events or circumstances occur at a reporting unit between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 5.

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

In completing step one of the impairment analysis, the Company uses a discounted cash flow approach to estimate the fair value of each reporting unit. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and the Company’s weighted average cost of capital. The Company also estimates residual values at the end of the forecast period and future capital expenditure requirements. At December 31, 2006, 2005 and 2004, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test described above. However, if in future periods, the Company determines the carrying amount of its net assets exceed the respective fair value as a result of step one, the Company believes that the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s), especially with respect to those reporting units acquired prior to July 1, 2001.

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2006 and 2005 in the accompanying consolidated balance sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with SFAS No. 142, the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred. See Note 5.

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

Self-Insured Medical and Property/Casualty Plans

The Company is self-insured for a portion of the claims related to its employee medical benefits and property/casualty insurance programs. Employee medical and property physical damage claims not subject to stop-loss insurance are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using the Company’s historical claims experience. Actuarial estimates for the portion of general liability and workers’ compensation claims not covered by insurance are based on the Company’s historical claims experience adjusted for loss trending and loss development factors. For workers’ compensation and general liability insurance policy years ended prior to October 31, 2005, this component of our insurance program included aggregate retention (stop loss) limits in addition to a per claim deductible limit. Our exposure per claim subsequent to October 31, 2005 is

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.

See Note 4 for a discussion of the effects of Hurricanes Katrina and Rita on the Company’s 2006 and 2005 results.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, floorplan notes payable and long-term debt. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable and floorplan notes payable approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2006, the Company’s 8 1/4% Senior Subordinated Notes due 2013 had a carrying value, net of applicable discount, of $135.2 million and a fair value, based on quoted market prices, of $142.8 million. The Company’s 2 1/4% Convertible Senior Notes due 2036 had a carrying value, net of applicable discount, of $281.3 million and a fair value, based on quoted market prices, of $294.0 million.

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

Advertising

The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004, totaled $68.6 million, $64.4 million and $67.6 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in other accruals on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $17.6 million, $19.8 million and $16.8 million for advertising assistance received related to vehicles sold for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, accrued expenses included $3.8 million and $3.2 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business and Credit Risk Concentrations

The Company owns and operates franchised automotive dealerships in the United States. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2006, Toyota (including Lexus, Scion and Toyota brands), Ford (including Ford, Lincoln, Mazda, Mercury, and Volvo brands), DaimlerChrysler (including Chrysler, Dodge, Jeep, Maybach and Mercedes-Benz brands), Nissan (including Infiniti and Nissan brands), Honda (including Acura and Honda brands), and General Motors (including Buick, Cadillac, Chevrolet, GMC, Hummer and Pontiac brands) accounted for 36.0%, 15.1%, 12.8%, 11.2%, 10.1% and 8.0% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 5.0% of the Company’s total new vehicle sales volume in 2006. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2006, the Company was due $45.1 million from various manufacturers (see Note 6). Receivable balances from DaimlerChrysler, Ford, Toyota, Nissan, General Motors and Honda represented 24.5%, 21.4%, 14.0%, 11.4%, 11.0% and 8.9%, respectively, of this total balance due from manufacturers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements relate to inventory market adjustments, reserves for future chargebacks on finance and vehicle service contract fees, self-insured property/casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation. Actual results could differ from those estimates.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3.7 million excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

During 2006, the Company issued $287.5 million of convertible senior notes. In association with the issuance of these notes, the Company purchased ten-year call options on its common stock totaling $116.3 million. As a result of purchasing these options, a $43.6 million deferred tax asset was recorded as a $43.6 million increase to additional paid in capital on the accompanying consolidated balance sheet. There was no cash inflow or outflow associated with the recording of this tax benefit. See Note 9 for a description of the issuance of the convertible senior notes and the purchase of the call options.

Cash paid for interest was $75.1, $54.6 million and $43.5 million in 2006, 2005 and 2004, respectively. Cash paid for income taxes was $37.1 million, $16.9 million and $23.9 million in 2006, 2005 and 2004, respectively.

Related-Party Transactions

From time to time, the Company has entered into transactions with related parties. Related parties include officers, directors, five percent or greater stockholders and other management personnel of the Company.

At times, the Company has purchased its stock from related parties. These transactions were completed at then current market prices. See Note 13 for a summary of related party lease commitments. See Note 16 for a summary of other related party transactions.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the employee stock purchase plan. However, stock-based compensation expense was recognized in periods prior to January 1, 2006, (and continues to be recognized) for restricted stock award issuances. Stock-based compensation expense using the fair value method under SFAS 123 was included as a pro forma disclosure in the financial statement footnotes and such disclosure continues to be provided herein for periods prior to 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) the fair value of the shares sold to employees subsequent to December 31, 2005, pursuant to the employee stock purchase plan. As permitted under the transition rules for SFAS 123(R), results for prior periods have not been restated. See Note 10.

Rental Costs Associated with Construction

In October 2005, the FASB staff issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which, starting prospectively in the first reporting period beginning after December  15, 2005, requires companies to expense, versus capitalizing into the carrying costs, rental costs associated with ground or building operating leases that are incurred during a construction period. The Company

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted the provisions of FAS 13-1 effective January 1, 2006. During the year ended December 31, 2006, the Company expensed rental cost incurred during construction of approximately $2.0 million, versus approximately $1.5 million and $1.2 million in rental costs capitalized during the years ended December 31, 2005 and 2004, respectively. As permitted by FAS 13-1, the Company has not restated prior year’s financial statements as a result of adopting FAS 13-1.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of 2007. The Company does not expect this interpretation to have a material effect on its future results of operations or financial position.

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

Reclassifications

Certain reclassifications have been made in the 2005 and 2004 financial statements to conform to the current year presentation.

3.	ACQUISITIONS:

During 2006, the Company acquired 13 automobile dealership franchises located in Alabama, California, Mississippi, New Hampshire, New Jersey, Oklahoma and Texas. Total cash consideration paid included $187.4 million to the sellers and $58.9 million to the sellers’ financing sources to pay off outstanding floorplan borrowings. During 2005, the Company acquired seven automobile dealership franchises located in New Hampshire, Oklahoma and Texas. Total cash consideration paid included $20.6 million to the sellers and $15.2 million to the sellers’ financing sources to pay off outstanding floorplan borrowings. During 2004, the Company acquired 23 automobile dealership franchises located in California, Massachusetts, New Jersey, New York and Texas. Total cash consideration paid included $221.7 million to the sellers and $109.7 million to the sellers’ financing sources to pay off outstanding floorplan borrowings. The accompanying December 31, 2006, consolidated balance sheet includes preliminary allocations of the purchase price for all of the 2006 acquisitions based on their estimated fair values at the dates of acquisition and are subject to final adjustment.

4.	HURRICANES KATRINA AND RITA BUSINESS INTERRUPTION INSURANCE:

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, the Company operated six dealerships in the New Orleans area, consisting of nine franchises. Two of the dealerships were located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and were closed, although the Company’s Dodge store in Metairie temporarily resumed limited operations from a satellite location. In June 2006, the Company terminated this franchise with DaimlerChrysler and ceased satellite operations. The West Bank stores reopened approximately two weeks after the storm.

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

The Company maintains business interruption insurance coverage under which it filed claims, and received reimbursement, totaling $7.8 million, after application of related deductibles, related to the effects of these two storms. During 2005, the Company recorded approximately $1.4 million of these proceeds, related to covered payroll and fixed cost expenditures incurred from August 29, 2005, to December 31, 2005. The remaining $6.4 million was recognized during 2006 as the claims were finalized, all of which were reflected as a reduction of selling, general and administrative expense in the accompanying statements of operations.

In addition to the business interruption recoveries noted above, the Company also incurred and has been reimbursed for approximately $0.9 million of expenses related to the clean-up and reopening of its affected dealerships. The Company recognized $0.7 million of these proceeds during 2005 and $0.2 million during 2006.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ASSET IMPAIRMENTS:

During 2006, the Company recorded the following two impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	As required by SFAS No. 142, the Company performed an annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2006. As a result of this assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to two of its domestic franchises did not exceed their carrying values and impairment charges were required. Accordingly, the Company recorded $1.4 million of pretax impairment charges during the fourth quarter of 2006.

•	In accordance with SFAS No. 144, the Company reviews long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In connection with the pending disposal of a dealership franchise, the Company determined that the fair value of certain of the fixed assets was less than their carrying values and impairment charges were required. Accordingly, the Company recorded $0.8 million of pretax impairment charges during the fourth quarter of 2006.

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

As a result of these interim assessments, the Company recorded a pretax impairment charge of $1.3 million during the third quarter of 2005 relating to the franchise value of its Dodge store located in Metairie, Louisiana, whose carrying value exceeded its estimated fair value. Based on the Company’s interim goodwill assessment, no impairment of the carrying value of the recorded goodwill associated with the Company’s New Orleans operations was required. The Company’s goodwill impairment analysis included an assumption that the Company’s business interruption insurance proceeds would maintain a level cash flow rate consistent with past operating performance until those operations return to normal.

•	Due to the then pending disposal of two of the Company’s California franchises, a Kia and a Nissan franchise, the Company tested the respective intangible franchise rights and other long-lived assets for impairment during the third quarter of 2005. These tests resulted in two impairments of long-lived assets totaling $3.7 million.

•	As required by SFAS No. 142, the Company performed an annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2005. As a result of this annual assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to three of its franchises, primarily a Pontiac/GMC franchise in the South Central region, did not exceed their carrying value and an impairment charge was required. Accordingly, the Company recorded a $2.6 million pretax impairment charge during the fourth quarter of 2005.

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

•	In connection with the required Atlanta goodwill evaluation, the Company determined that impairment of certain long-lived assets of the Atlanta operations may have occurred requiring an impairment assessment of these assets in accordance with SFAS No. 144. As a result of this assessment, the Company recorded a $1.1 million pretax impairment charge during the third quarter of 2004.

•	Finally, as a result of the Company’s annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2004, in accordance with SFAS No. 142, the Company determined that the fair value of indefinite-lived intangible franchise rights related to a Mitsubishi franchise in the California region did not exceed its carrying value and an impairment charge was required. Accordingly, the Company recorded a $3.3 million pretax impairment charge during the fourth quarter of 2004.

6.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Accounts and notes receivable consist of the following:

	December 31,
	2006	2005
	(In thousands)

Amounts due from manufacturers	$45,103	$46,653
Parts and service receivables	18,068	18,884
Finance and insurance receivables	7,838	8,065
Other(1)	8,323	10,369

Total accounts and notes receivable	79,332	83,971
Less allowance for doubtful accounts	2,539	2,508

Accounts and notes receivable, net	$76,793	$81,463

(1)	Included in the 2005 total Other accounts receivable of $10.4 million is a $4.6 million insurance recovery receivable associated with the damages sustained as a result of Hurricanes Katrina and Rita. See Note 4.

Inventories consist of the following:

	December 31,
	2006	2005
	(In thousands)

New vehicles	$645,559	$580,044
Used vehicles	105,955	101,976
Rental vehicles	29,237	27,490
Parts, accessories and other	49,877	47,328

Inventories	$830,628	$756,838

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consist of the following:

	Estimated
	Useful Lives	December 31,
	in Years	2006	2005
	(In thousands)

Land	—	$66,383	$30,539
Buildings	30 to 40	51,056	37,628
Leasehold improvements	7 to 15	57,526	49,455
Machinery and equipment	7 to 20	43,798	41,896
Furniture and fixtures	3 to 10	56,099	52,972
Company vehicles	3 to 5	9,980	9,336
Construction in progress		30,163	12,480

Total		315,005	234,306
Less accumulated depreciation and amortization		84,620	72,989

Property and equipment, net		$230,385	$161,317

During 2006, the Company acquired $33.5 million of fixed assets associated with dealership acquisitions, including $15.2 million for land and $15.4 million for buildings. In addition to these acquisitions, the Company purchased $71.6 million of property and equipment, including $58.9 million for land, existing buildings and construction of new or expanded facilities. Depreciation and amortization expense totaled approximately $18.1 million, $18.9 million, and $15.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	INTANGIBLE FRANCHISE RIGHTS AND GOODWILL:

The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible
	Franchise Rights	Goodwill
	(In thousands)

Balance, December 31, 2004	$187,135	$366,673
Additions through acquisitions	12,492	7,552
Disposals	(2,313)	(722)
Impairments	(33,104)	—
Realization of tax benefits	—	(659)

Balance, December 31, 2005	164,210	372,844
Additions through acquisitions	87,842	56,681
Disposals	(766)	(2,427)
Impairments	(1,400)	—
Realization of tax benefits	—	(659)

Balance, December 31, 2006	$249,886	$426,439

The reduction in goodwill related to the realization of certain tax benefits is due to differences between the book and tax bases of the goodwill. All of the goodwill added through acquisitions in 2006 and 2005 is expected to be deductible for tax purposes.

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

	December 31,
	2006	2005
	(In thousands)

Floorplan notes payable — credit facility
New vehicles	$372,973	$334,630
Used vehicles	59,061	64,880
Rental vehicles	5,254	7,886

Total	$437,288	$407,396

Floorplan notes payable — manufacturer affiliates
FMCC Facility	$132,967	$156,640
DaimlerChrysler Facility	131,807	139,743
Other — rental vehicles	23,204	19,806

Total	$287,978	$316,189

The Credit Facility currently provides $750.0 million of floorplan financing capacity (the “Floorplan Line”). After considering the above outstanding balances, the Company had $312.7 million of available floorplan capacity under the Floorplan Line as of December 31, 2006. The Company pays a commitment fee of 0.20% per annum on the unused portion of its floorplan capacity. Floorplan borrowings under the Floorplan Line bear interest at the London Interbank Offer Rate (“LIBOR”) plus 100 basis points for new vehicle inventory and LIBOR plus 112.5 basis points for used vehicle inventory. As of December 31, 2006 and 2005, the weighted average interest rate on the Floorplan Line was 6.35% and 5.46%, respectively.

The Credit Facility also currently provides $200.0 million of acquisition financing capacity (the “Acquisition Line”), which may be used to fund acquisitions, capital expenditures and/or other general corporate purposes. After considering $18.1 million of outstanding letters of credit, there was $181.9 million available under the Acquisition Line as of December 31, 2006. The Company pays a commitment fee on the unused portion of the Acquisition Line. The first $37.5 million of available funds carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.35% to 0.50% per annum, depending on the Company’s leverage ratio. Borrowings under the Acquisition Line bear interest based on LIBOR plus a margin that ranges from 150 to 225 basis points, also depending on the Company’s leverage ratio. The Company had no Acquisition Line borrowings outstanding at December 31, 2006 or 2005.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains various financial covenants that, among other things, require the Company to maintain certain financial ratios, including minimum equity, fixed-charge coverage, leverage and current ratios, as well as placing limitations on the Company’s ability to incur other debt obligations, pay cash dividends, and repurchase shares of its common stock. As of December 31, 2006, the Company was in compliance with these covenants and was limited to a total of $45.6 million for dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances. The Company’s obligations under the Credit Facility are collateralized by its entire inventory of new and used vehicles (other than its Ford and DaimlerChrysler new vehicle inventory detailed below), plus substantially all of its other non-real estate related assets. The Credit Facility matures on December 16, 2010.

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2007. After considering the above outstanding balance, the Company had $167.0 million of available floorplan capacity under the FMCC Facility as of December 31, 2006. This facility bears interest at a rate of Prime plus 100 basis points minus certain incentives. As of December 31, 2006 and 2005, the interest rate on the FMCC Facility was 9.25% and 8.25%, respectively, before considering the applicable incentives. After considering all incentives received during 2006, the total cost to the Company of borrowings under the FMCC Facility approximates what the cost would be under the floorplan portion of the Credit Facility. The Company is required to maintain a $1.5 million balance in a restricted money market account as additional collateral under the FMCC Facility. This amount is reflected in prepaid expenses and other current assets on the accompanying 2006 and 2005 consolidated balance sheets.

During 2005, the Company entered into the DaimlerChrysler Facility for the financing of its entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory, which collateralize the facility. This arrangement provides for $300.0 million of floorplan financing and matures on February 28, 2007. After considering the above outstanding balance, the Company had $168.2 million of available floorplan capacity under the DaimlerChrysler Facility as of December 31, 2006. This facility bears interest at a rate of LIBOR plus 175 to 225 basis points minus certain incentives. As of December 31, 2006 and 2005, the interest rate on the DaimlerChrysler Facility was 7.08% and 6.19%, respectively, before considering the applicable incentives. Even after considering all incentives received during 2006, the total cost to the Company of borrowings under the DaimlerChrysler Facility exceeded what the cost would be under the floorplan portion of the Credit Facility. The DaimlerChrysler Facility was initially set to mature on December 16, 2006, however an agreement was reached between the Company and DaimlerChrysler extending the maturity date to February 28, 2007. Because of these higher costs, the Company does not anticipate renewing this facility past its maturity date, and plans to use borrowings under the Credit Facility to pay off the balance at that time.

Taken together, the Credit Facility, FMCC Facility and DaimlerChrysler Facility permit the Company to borrow up to $1.4 billion for inventory purchases and the Credit Facility provides for an additional $200.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

Excluding rental vehicles financed through the Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts between 2006 and 2008. The weighted average interest rate charged as of December 31, 2006 and 2005, was 5.5% and 5.6%, respectively. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

As discussed more fully in Note 2, the Company receives interest assistance from certain automobile manufacturers. The assistance has ranged from approximately 70% to 140% of the Company’s floorplan interest expense over the past three years.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2005, the Company entered into two interest rate swaps with notional values of $100.0 million each, and in January 2006 entered into an additional interest rate swap with a notional value of $50.0 million. The hedge instruments are designed to convert floating rate vehicle floorplan payables under the Company’s revolving credit facility to fixed rate debt. One of the swaps with $100.0 million in notional value effectively fixes a rate of 4.9%, while the second swap, also with $100.0 million in notional value, effectively fixes a rate of 4.8%. The third swap, with $50.0 million in notional value, effectively fixes a rate of 4.7%. All of these hedge instruments expire December 15, 2010. At December 31, 2006, unrealized gains, net of income taxes, related to hedges included in Accumulated Other Comprehensive Gains totaled $0.8 million, and at December 31, 2005, net unrealized losses, net of income taxes, related to hedges included in Accumulated Other Comprehensive Losses totaled $0.4 million. The income statement impact from interest rate hedges was a $0.5 million reduction in interest expense for the year ended December 31, 2006, an insignificant addition to interest expense in 2005, and an additional expense of $2.1 million in 2004. At December 31, 2006 and 2005, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

9.	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,
	2006	2005
	(In thousands)

2 1/4% Convertible Senior Notes due 2036	$281,327	$—
8 1/4% Senior Subordinated Notes due 2013	135,248	145,156
Various notes payable, maturing in varying amounts through August 2018 with a weighted average interest rate of 9.2% and 10.5%, respectively	12,918	13,704

	$429,493	$158,860
Less current maturities	854	786

	$428,639	$158,074

2.25% Convertible Senior Notes

On June 26, 2006, the Company issued $287.5 million aggregate principal amount of convertible senior notes (the “2.25% Notes”) at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933. The 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes are payable semiannually in arrears in cash on June 15th and December 15th of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.

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

The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of the Company’s Credit Facility, which may be re-borrowed; to repurchase 933,800 shares of the Company’s common stock for approximately $50 million; and to pay the approximate $35.7 million net cost of the purchased options and warrant transactions described below. Underwriter’s fees, recorded as a reduction of the 2.25% Notes balance, totaled approximately $6.4 million and are being amortized over a period of ten years (the point at which the holders can first require the Company to redeem the 2.25% Notes). The amount to be amortized each period is calculated using the effective interest method. Debt issue costs, recorded in Other Assets on the consolidated balance sheets, totaled $0.3 million and are also being amortized over a period of ten years using the effective interest method.

The 2.25% Notes rank equal in right of payment to all of the Company’s other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of the Company’s subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of the Company’s subsidiaries.

In connection with the issuance of the 2.25% Notes, the Company purchased ten-year call options on its common stock (the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to purchase a total of approximately 4.8 million shares of its common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million, which was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet at December 31, 2006, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and EITF No. 01-6, “The Meaning of ’Indexed to a Company’s Own Stock’.” The cost of the Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2.25% Notes (ten years). Therefore, the Company has established a

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax asset, with a corresponding increase to additional paid-in capital, in the accompanying consolidated balance sheet at December 31, 2006.

In addition to the purchase of the Purchased Options, the Company sold warrants in separate transactions (the “Warrants”). These Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The Warrants are exercisable for a maximum of 4.8 million shares of the Company’s common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions, including the failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the warrants is 9.7 million shares. On exercise of the Warrants, the Company will settle the difference between the then market price and the strike price of the Warrants in shares of its Common Stock. The proceeds from the sale of the Warrants were $80.6 million, which were recorded as an increase to additional paid-in capital in the accompanying consolidated balance sheet at December 31, 2006, in accordance with SFAS 133, EITF No. 00-19 and EITF No. 01-6.

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

For dilutive earnings per share calculations, we will be required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the Warrants. Since the average price of the Company’s common stock from the date of issuance through December 31, 2006, was less than $59.43, no net shares were issuable under the 2.25% Notes and the Warrants. Although the Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, such shares are excluded from our dilutive shares outstanding as the impact would be anti-dilutive.

On September 1, 2006, the Company registered the 2.25% Notes and the issuance by the Company of the maximum number of shares which may be issued upon the conversion of the 2.25% Notes (4.8 million common shares) on a Form S-3 Registration Statement filed with the Securities and Exchange Commission in accordance with The Securities Act of 1933.

8.25% Senior Subordinated Notes

During August 2003, the Company issued 8 1/4% Senior Subordinated Notes due 2013 (the “8.25% Notes”) with a face amount of $150.0 million. The 8.25% Notes pay interest semi-annually on February 15 and August 15 each year, beginning February 15, 2004. Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The 8.25% Notes have the following redemption provisions:

•	The Company could have redeemed, prior to August 15, 2006, up to $52.5 million of the 8.25% Notes with the proceeds of certain public offerings of common stock at a redemption price of 108.250% of the principal amount plus accrued interest.

•	The Company may, prior to August 15, 2008, redeem all or a portion of the 8.25% Notes at a redemption price equal to the principal amount plus a make-whole premium to be determined, plus accrued interest.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company may, during the twelve-month periods beginning August 15, 2008, 2009, 2010 and 2011, and thereafter, redeem all or a portion of the 8.25% Notes at redemption prices of 104.125%, 102.750%, 101.375% and 100.000%, respectively, of the principal amount plus accrued interest.

Group 1 Automotive, Inc. (the parent company) has no independent assets or operations and the 8.25% Notes are jointly, severally, fully, and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company, other than certain minor subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are wholly-owned subsidiaries of the Company. Additionally, the 8.25% Notes are subject to various financial and other covenants, including restrictions on paying cash dividends and repurchasing shares of its common stock, which must be maintained by the Company. As of December 31, 2006, the Company was in compliance with these covenants and was limited to a total of $51.3 million for dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances.

At the time of the issuance of the 8.25% Notes, the Company incurred certain costs, which are included as deferred financing costs in Other Assets on the accompanying consolidated balance sheets. Unamortized deferred financing costs at December 31, 2006 and 2005, totaled $0.6 million and $0.7 million, respectively. The 8.25% Notes are recorded net of unamortized discount of $4.1 million and $4.8 million as of December 31, 2006 and 2005, respectively.

During 2006, the Company repurchased approximately $10.7 million par value of the 8.25% Notes and incurred a loss on redemption of $0.5 million.

10 7/8% Senior Subordinated Notes

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

All Long-Term Debt

Total interest expense on the 2.25% Notes, the 8.25% Notes, and the previously outstanding 10 7/8% senior subordinated notes, for the years ended December 31, 2006, 2005 and 2004, was approximately $16.2 million, $12.9 million and $14.4 million, respectively.

Total interest incurred on various other notes payable, which were included in long-term debt on the accompanying balance sheets, was approximately $1.2 million, $1.4 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company capitalized approximately $0.7 million, $1.3 million, and $0.6 million of interest on construction projects in 2006, 2005 and 2004, respectively.

The aggregate annual maturities of long-term debt for the next five years are as follows (in thousands):

2007	$854
2008	960
2009	960
2010	1,031
2011	1,128

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION PLANS:

The Company provides compensation benefits to employees and non-employee directors pursuant to its 1996 Stock Option Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan, as amended, reserved 5.5 million shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options which are non-qualified), stock appreciation rights and restricted stock awards to directors, officers and other employees of the Company and its subsidiaries at the market price at the date of grant. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding awards are exercisable over a period not to exceed ten years and vest over periods ranging from three to eight years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under APB 25 and SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of December 31, 2006, there were 1,183,702 shares available under the 1996 Stock Option Plan for future grants of options, stock appreciation rights and restricted stock awards.

Stock Option Awards

The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly sensitive in the determination of stock-based compensation expense. The weighted average assumptions for the periods indicated are noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; employees with unusual historical exercise behavior are similarly grouped and separately considered for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock option awards were granted during the twelve-month period ended December 31, 2006.

	2005	2004

Risk-free interest rate	5.9%	4.2%
Expected life of options	6.0 yrs	7.1 yrs
Expected volatility	42.0%	47.7%
Expected dividend yield	—	—
Fair value	$13.84	$16.14

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s outstanding stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise Price	Term	Value
				(In thousands)

Options outstanding, December 31, 2005	1,314,560	$23.43
Grants	—	—
Exercised	(923,139)	20.88
Forfeited	(120,251)	32.41

Options outstanding, December 31, 2006	271,170	$28.10	5.7	$6,518

Vested or expected to vest at December 31, 2006	252,367	$28.04	5.3	$6,081

Exercisable at December 30, 2006	168,150	$27.11	5.0	$4,208

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $21.7 million, $12.6 million and $7.8 million, respectively.

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

A summary of these awards as of December 31, 2006, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2005	234,900	$27.83
Granted	262,970	52.29
Vested	(38,270)	30.35
Forfeited	(79,600)	33.69

Nonvested at December 31, 2006	380,000	43.28

The total fair value of shares vested during the years ended December 31, 2006 and 2005, was $1.6 million and $0.5 million, respectively.

Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan previously authorized the issuance of up to 2.0 million shares of common stock and provided that no options to purchase shares could be granted under the Purchase Plan after June 30, 2007. In May 2006, the Company’s shareholders approved an amendment to the Purchase Plan increasing

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the number of shares available for issuance to 2.5 million shares and extending the duration of the plan to March 6, 2016. As of December 31, 2006, there were 638,052 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During the years ended December 31, 2006, 2005 and 2004, the Company issued 119,915, 189,550 and 153,791 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $9.85, $6.05 and $9.25 during the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

All Stock-Based Payment Arrangements

Total stock-based compensation cost was $5.1 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $1.0 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively. No stock-based compensation costs were incurred during the year ended December 31, 2004.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized $1.8 million of additional stock- based compensation expense related to stock options and $1.1 million related to the Purchase Plan during the year ended December 31, 2006. The Company’s income from operations, income before income taxes and net income for the year ended December 31, 2006, were therefore $2.9 million, $2.9 million and $2.8 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share were both $0.11 lower for the year ended December 31, 2006, than if the Company had continued to account for the stock-based compensation under APB 25.

As of December 31, 2006, there was $15.0 million of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.7 years.

Cash received from option exercises and Purchase Plan purchases was $23.7 million, $19.2 million and $11.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The actual tax benefit realized for the tax deductions from option exercises, vesting of restricted shares and Purchase Plan purchases totaled $8.1 million, $4.4 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented as an operating activity on the Company’s consolidated statements of cash flow. SFAS 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as a financing cash inflow. Consistent with the requirements of SFAS 123(R), for the year ended December 31, 2006, the Company classified $3.7 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the consolidated statement of cash flows. Cash flows from operating activities were also $2.8 million lower as a result of the lower net income associated with the adoption of FAS 123(R).

The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will use treasury shares if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the plan. With the exception of the changes made to the Purchase Plan discussed above, there were no modifications to the Company’s stock-based compensation plans during the year ended December 31, 2006.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Net Income

The following table provides pro forma net income and net income per share had the Company applied the fair value method of SFAS No. 123 for the years ended December 31, 2005 and 2004 (amounts in thousands except per share amounts):

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net income, as reported	$54,231	$27,781
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	993	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,532	4,015

Pro forma net income	$51,692	$23,766

Earnings per share:
Basic — as reported	$2.27	$1.22
Basic — pro forma	$2.17	$1.04
Diluted — as reported	$2.24	$1.18
Diluted — pro forma	$2.13	$1.01

11.	EMPLOYEE SAVINGS PLANS:

The Company has a deferred compensation plan to provide select employees and members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis. Participants in the plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the plan are unsecured creditors of the Company. The balances due to participants of the deferred compensation plan as of December 31, 2006 and 2005, were $18.0 million and $17.5 million, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

The Company offers a 401(k) plan to all of its employees and provides a matching contribution to those employees that participate. The matching contributions paid by the Company totaled $3.7 million, $4.1 million and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12. EARNINGS PER SHARE:

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table sets forth the calculation of earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net income	$88,390	$54,231	$27,781
Weighted average basic shares outstanding	24,146	23,866	22,808
Dilutive effect of stock options, net of assumed repurchase of treasury stock	216	337	686
Dilutive effect of restricted stock, net of assumed repurchase of treasury stock	84	26	—

Weighted average diluted shares outstanding	24,446	24,229	23,494

Earnings per share:
Basic	$3.66	$2.27	$1.22
Diluted	$3.62	$2.24	$1.18

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.1 million, 0.3 million and 0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As discussed in Note 9 above, we will be required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the Warrants. As of December 31, 2006, no net shares were issuable under the 2.25% Notes and the Warrants.

13.	OPERATING LEASES:

The Company leases various facilities and equipment under long-term operating lease agreements. The facility leases typically have a minimum term of fifteen years with options that extend the term up to an additional fifteen years.

Future minimum lease payments for operating leases as of December 31, 2006, are as follows (in thousands):

	Related	Third
Year Ended December 31,	Parties	Parties	Total

2007	$15,790	$43,146	$58,936
2008	13,611	41,201	54,812
2009	13,611	37,960	51,571
2010	13,601	35,151	48,752
2011	13,497	34,545	48,042
Thereafter	79,828	135,707	215,535

Total	$149,938	$327,710	$477,648

Total rent expense under all operating leases was approximately $69.9 million, $63.2 million and $57.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense on related party leases, which is included in the above total rent expense amounts, totaled approximately $14.6 million, $16.0 million and $12.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company sold and leased back three facilities, under long-term operating leases to unrelated third parties, for an aggregate sales price of approximately $21.2 million. One of the three leases expires in 2017 and the other two expire in 2020. The future minimum lease payments in aggregate for these three leases total approximately $26.9 million. During 2004, the Company completed construction of two new facilities and subsequently sold and leased these facilities back, under long-term operating leases with unrelated third parties, for an aggregate sales price of approximately $8.1 million. These leases were ultimately assigned and sub-leased to third parties, however the Company remains a guarantee on these leases. All these transactions have been accounted for as sale-leasebacks and the future minimum rentals are included in the above table, with the exception of the two leases mentioned above and one of the leases entered into during 2004 which was associated with a dealership facility sold in 2005. The Company remains a guarantor on this lease and the future minimum rentals are now excluded from the above table. See discussion of lease guarantees in Note 15.

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

In Stratham, New Hampshire, the Company assigned its right to buy dealership land and facilities associated with its acquisition of a BMW franchise. The assignee purchased the dealership facility and related real estate at appraised value and entered into a 15-year lease with the Company. The lease has three five-year renewal options, exercisable at the Company’s sole discretion. Future minimum lease payments total approximately $4.5 million over the initial lease term.

In Amarillo, Texas, the Company sold for $2.2 million and leased back a dealership facility housing Lincoln and Mercury franchises. The lease has a 15-year initial term, three five-year renewal options, exercisable at the Company’s sole discretion, and future minimum lease payments of approximately $2.6 million over the initial lease term.

In Danvers, Massachusetts, the Company executed a 15-year lease, to begin upon the completion of construction by the Company of a new collision center, inventory storage and service facility for existing Audi and Toyota franchises. The lease has three five-year renewal options, exercisable at the Company’s sole discretion. Upon completion, the Company contemplates selling the facility to the landowner and amending the lease accordingly. Prior to completion of construction, the Company is reimbursing the lessor for approximately $0.7 million per year of interest and other related land carrying costs.

In Oklahoma City, Oklahoma, the Company entered into a lease for undeveloped land with an entity in which Robert E. Howard II, a director of the Company, is majority partner, upon which the Company intends to construct a new dealership facility for its Toyota franchise. The lease has a 15-year initial term, three five-year renewal options, exercisable at the Company’s sole discretion, and future minimum lease payments of $3.3 million (based solely on the value of the undeveloped land under lease). Upon completion, the Company contemplates selling the facility to the landowner and amending the lease accordingly.

In Freeport (Long Island), New York, the Company completed construction of a new stand-alone BMW service center. This facility was constructed on land already under lease. The lease has a 15-year term with

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three five-year renewal options exercisable at the Company’s sole discretion. The lease term commenced upon the execution of the land lease in August 2004. Prior to completion of construction, the Company reimbursed the lessor approximately $1.1 million of interest and other related land carrying costs. Upon completion of construction the facility was sold to, and leased back from, the landowner at the Company’s cost of construction of approximately $5.3 million. This sale was treated as a sale-leaseback for accounting purposes. The Company’s future minimum lease payment obligation under this lease is approximately $12.1 million.

During 2004:

In Woburn, Massachusetts, the Company completed construction of a new Nissan sales and service facility. This facility was constructed on land already under lease. The lease has a 15-year term with three five-year renewal options exercisable at the Company’s sole discretion. The lease term commenced upon the completion of construction in October 2004. Prior to completion of construction, the Company reimbursed the lessor approximately $0.3 million of interest and other related land carrying costs. Upon completion of construction the facility was sold to, and leased back from, the landowner at the Company’s cost of construction of approximately $3.9 million. This sale was treated as a sale-leaseback for accounting purposes. The Company’s future minimum lease payment obligation under this lease is approximately $9.6 million.

14.	INCOME TAXES:

Federal and state income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Federal —
Current	$29,194	$32,143	$22,967
Deferred	19,592	3,060	(3,850)
State —
Current	1,689	2,123	1,904
Deferred	483	812	(850)

Provision for income taxes	$50,958	$38,138	$20,171

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 2006, 2005 and 2004 to income before income taxes as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Provision at the statutory rate	$48,772	$37,943	$16,783
Increase (decrease) resulting from —
State income tax, net of benefit for federal deduction	3,023	2,313	705
Non-deductible portion of goodwill impairment	—	—	3,253
Revisions to prior estimates	—	(1,908)	(719)
Employment credits	(1,194)	—	—
Changes in valuation allowances	(1,227)	(221)	(166)
Stock-based compensation	790	—	—
Other	794	11	315

Provision for income taxes	$50,958	$38,138	$20,171

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, certain expenses for stock-based compensation recorded in accordance with SFAS 123(R) were non-deductible for tax purposes. In addition, the Company adjusted its valuation allowances in respect of certain state net operating losses. As a result of these items, and the impact of the items occurring in 2005 discussed below, the effective tax rate for 2006 increased to 36.6%, as compared to 35.2% for 2005.

During 2005, adjustments were made to deferred tax items for certain assets and liabilities. As a result of these items, and the impact of the items occurring in 2004 discussed below, the effective tax rate for 2005 decreased to 35.2%, as compared to 42.1% for 2004.

During 2004, certain portions of the goodwill impairment charge recorded in September 2004 related to the Atlanta platform were non-deductible for tax purposes. In addition, certain other adjustments were made to reconcile differences between the tax and book basis of the Company’s assets and liabilities. As a result of these items, the effective tax rate for 2004 was 42.1%.

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2006	2005
	(In thousands)

Convertible note hedge	$42,151	$—
Loss reserves and accruals	23,275	28,412
Goodwill and intangible franchise rights	(46,063)	(29,988)
Depreciation expense	(3,729)	(6,761)
State net operating loss (NOL) carryforwards	6,548	5,152
Reinsurance operations	(1,179)	(919)
Interest rate swaps	(478)	230
Other	(1,203)	(1,444)

Deferred tax asset (liability)	19,322	(5,318)
Valuation allowance on state NOL’s	(4,933)	(4,764)

Net deferred tax asset (liability)	$14,389	$(10,082)

As of December 31, 2006, the Company had state net operating loss carryforwards of $98.0 million that will expire between 2007 and 2027; however, as the Company expects that net income will not be sufficient to realize these net operating losses in certain state jurisdictions, a valuation allowance has been established.

The net deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets —
Current	$19,462	$21,097
Long-term	57,104	18,633
Deferred tax liabilities —
Current	(2,286)	(2,317)
Long-term	(59,891)	(47,495)

Net deferred tax asset (liability)	$14,389	$(10,082)

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

The Texas Automobile Dealers Association (“TADA”) and certain new vehicle dealerships in Texas that are members of the TADA, including a number of the Company’s Texas dealership subsidiaries, were named in two state court class action lawsuits and one federal court class action lawsuit. The three actions alleged that since January 1994, Texas dealers deceived customers with respect to a vehicle inventory tax and violated federal antitrust laws. In April 2002, the state court in which two of the actions were pending certified classes of consumers and the Texas Court of Appeals affirmed the trial court’s order of class certifications in October 2002. The defendants requested that the Texas Supreme Court review that decision, and the Court declined that request on March 26, 2004. The defendants petitioned the Texas Supreme Court to reconsider its denial, and that petition was denied on September 10, 2004. In the federal antitrust action, in March 2003, the federal district court also certified a class of consumers. Defendants appealed the district court’s certification to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, the plaintiffs in the federal action sought a writ of certiorari to the United States Supreme Court in order to obtain review of the Fifth Circuit’s order, which request the Court denied. In June 2005, the Company’s Texas dealerships and certain other defendants in the lawsuits entered settlements with the plaintiffs in each of the cases. The settlement of the state court actions was approved by the state court in August 2006. The court dismissed the state court actions in October 2006. As a result of that settlement, the state court certified a settlement class of certain Texas automobile purchasers. Dealers participating in the settlement, including a number of the Company’s Texas dealership subsidiaries, agreed to issue certificates for discounts off future vehicle purchases, refund cash in some circumstances, pay attorneys’ fees, and make certain disclosures regarding inventory tax charges when itemizing such charges on customer invoices. In addition, participating dealers have funded certain costs of the settlement, including costs associated with notice of the settlement to the class members. The federal action did not involve the certification of any additional classes. The federal court action was dismissed December 29, 2006. The Company paid the remaining expenses of its portion of the settlements in December 2006, which were approximately $1.1 million.

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

In addition to the foregoing matters, due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive-, rebate-or warranty-related items and charge back the Company for amounts determined to be invalid rewards under the manufacturers’ programs, subject

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Company’s right to appeal any such decision. In August 2006, one of the Company’s manufacturers notified the Company of the results of a recently completed incentive and rebate-related audit at one of the Company’s dealerships, in which the manufacturer had assessed a $3.1 million claim against the Company for chargeback of alleged non-qualifying incentive and rebate awards. The Company believes that it has meritorious defenses against this claim that it will pursue under the manufacturer’s appeals process.

Other than as noted above, there are currently no legal or other proceedings pending against or involving the Company that, in the Company’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position or results of operations.

Insurance

Because of their vehicle inventory and nature of business, automobile dealerships generally require significant levels of insurance covering a broad variety of risks. The Company’s insurance coverage includes umbrella policies, as well as insurance on its real property, comprehensive coverage for its vehicle inventory, general liability insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with its vehicle sales and financing activities. Additionally, the Company retains some risk of loss under its self-insured medical and property/casualty plans. See further discussion under Note 2. As of December 31, 2006, the Company has three letters of credit outstanding totaling $18.0 million, supporting its obligations with respect to its property/casualty insurance program.

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

The Company has recorded the cash surrender value of the policy as a long-term other asset in the accompanying consolidated balance sheets.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $25.6 million at December 31, 2006. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

16.	RELATED PARTY TRANSACTION:

During the second quarter of 2006, the Company sold a Pontiac and GMC franchised dealership to a former employee for approximately $1.9 million, realizing a gain of approximately $0.8 million. During the third quarter of 2006, the Company sold a Kia franchised dealership to a former employee for approximately $1.1 million, realizing a gain of approximately $1.0 million. These transactions were entered into on terms comparable with those in recent transactions between the Company and unrelated third parties and that the Company believes represent fair market value.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarter
Year Ended December 31,	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)

2006
Total revenues	$1,417,566	$1,557,046	$1,601,812	$1,507,060	$6,083,484
Gross profit	236,825	243,662	249,848	234,465	964,800
Net income	22,311	24,872	26,420	14,787	88,390
Basic earnings per share	0.93	1.01	1.11	0.62	3.66
Diluted earnings per share	0.91	1.00	1.10	0.61	3.62
2005
Total revenues	$1,396,727	$1,577,333	$1,570,169	$1,425,361	$5,969,590
Gross profit	224,490	240,089	243,118	224,709	932,406
Income before cumulative effect of a change in accounting principle	14,400	18,089	21,626	16,154	70,269
Net income (loss)	(1,638)	18,089	21,626	16,154	54,231
Earnings (loss) per share:
Basic:
Income before cumulative effect of a change in accounting principle	0.61	0.76	0.89	0.67	2.94
Net income (loss)	(0.07)	0.76	0.89	0.67	2.27
Diluted:
Income before cumulative effect of a change in accounting principle	0.60	0.75	0.88	0.66	2.90
Net income (loss)	(0.07)	0.75	0.88	0.66	2.24

In the fourth quarter of 2006, the Company revised its process for recording rebates and other related income related to certain contracts with third-party finance, insurance and vehicle service contract vendors. This revision resulted in the recording of approximately $2.2 million of rebate related income that previously would have been recorded in the first quarter of 2007. This revision is not material to the Company’s statement of operations for the year ended December 31, 2006 or any other prior statement of operations.

During the fourth quarter of 2006, the Company incurred charges of $1.4 million related to the impairment of certain intangible franchise rights, and $0.8 million related to the impairment of certain fixed assets. See Note 5.

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

18.	SUBSEQUENT EVENTS (UNAUDITED):

Acquisitions and Dispositions

In January 2007, the Company terminated a franchise agreement with Ford for one of its dealerships located on the East Bank of New Orleans, Louisiana. In connection with this franchise termination, the Company entered into a lease termination agreement with the lessor of the related facilities. The lessor is the current general manager of one of the Company’s Ford stores located on the West Bank of New Orleans, Louisiana. Also in January 2007, the Company acquired three franchises in Kansas City, Kansas. In February 2007, the Company sold its Sandy Springs Ford store in Atlanta, Georgia and terminated the related facilities lease with the lessor. In connection with the termination of its lease obligation, the Company recognized a $3.0 million pretax charge in the first quarter of 2007.

Dividends

On February 20, 2007, the Company’s Board of Directors declared a dividend of $0.14 per common share. The Company expects these dividend payments on its outstanding common stock and common stock equivalents to total approximately $3.4 million in the first quarter of 2007.

INDEX TO EXHIBITS

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3	.2†	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.3		—	Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.3 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.1		—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2		—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.3		—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4		—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5		—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6		—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7		—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8		—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9		—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10		—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11		—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12		—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.13		—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)

4.14		—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15		—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1		—	Rights Agreement dated October 3, 1997 between Group 1 Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent (Incorporated by reference to Exhibit 10.10 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.2		—	Sixth Amended and Restated Revolving Credit Agreement dated December 16, 2005 between Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 21, 2005)
10	.3*	—	Severance Agreement dated December 5, 2005 between Group 1 Automotive, Inc. and Robert T. Ray (Incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005)
10.4		—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.5		—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.6		—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.7		—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.8		—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.9		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.10		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.11		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.13		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.14		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.15		—	Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

10.16		—	Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.17		—	Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.18		—	Lease Agreement between Bob Howard Automotive-East, Inc. and REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.19		—	Lease Agreement between Howard-H, Inc. and REHCO, L.L.C. (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.20		—	Lease Agreement between Howard Pontiac-GMC, Inc. and North Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.21		—	Lease Agreement between Bob Howard Motors, Inc. and REHCO, L.L.C., (Incorporated by reference to Exhibit 10.54 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005)
10	.22*†	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc.
10	.23*†	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005
10	.24*	—	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10	.25*	—	First Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10	.26*	—	Second Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 1999)
10	.27*	—	Third Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-8 Registration No. 333-75784)
10	.28*	—	Fourth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-8 Registration No. 333-115961)
10	.29*	—	Fifth Amendment to 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.30*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.31*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.32*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.33*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.34*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.35*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.36*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan

10	.37*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.38*	—	Employment Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.39*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.40*	—	Employment Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.41*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.42*†	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated December 31, 2006, between Group 1 Automotive, Inc. and Randy L. Callison
10	.43*†	—	Severance Agreement effective December 31, 2006 between Group 1 Automotive, Inc. and Joe Herman
10	.44*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10	.45*	—	Separation Agreement and General Release dated May 9, 2005 between Group 1 Automotive, Inc. and B.B. Hollingsworth, Jr. (Incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2005)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 12 to the financial statements)
14	.1†	—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc. dated November 6, 2006
21	.1†	—	Group 1 Automotive, Inc. Subsidiary List 2006
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith