Form 10-Q
period 2007-03-31
GROUP 1 AUTOMOTIVE INC
filed 2007-05-08
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☑
     As of April 30, 2007, the Company had 24,279,442 shares of common stock, par value $.01, outstanding.

Part I. Financial Information
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,023	$39,313
Contracts-in-transit and vehicle receivables, net	182,161	189,004
Accounts and notes receivable, net	79,860	76,793
Inventories	851,190	830,628
Deferred income taxes	19,173	17,176
Prepaid expenses and other current assets	20,922	25,098

Total current assets	1,190,329	1,178,012

PROPERTY AND EQUIPMENT, net	293,443	230,385
GOODWILL	445,181	426,439
INTANGIBLE FRANCHISE RIGHTS	260,889	249,886
OTHER ASSETS	30,544	29,233

Total assets	$2,220,386	$2,113,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$587,600	$437,288
Floorplan notes payable — manufacturer affiliates	134,781	287,978
Current maturities of long-term debt	8,501	854
Accounts payable	135,012	117,536
Accrued expenses	99,903	97,302

Total current liabilities	965,797	940,958

LONG-TERM DEBT, net of current maturities	490,083	428,639
DEFERRED INCOME TAXES	10,750	2,787
OTHER LIABILITIES	28,293	27,826

Total liabilities before deferred revenues	1,494,923	1,400,210

DEFERRED REVENUES	19,595	20,905
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 25,239 and 25,165 issued, respectively	252	252
Additional paid-in capital	293,582	292,278
Retained earnings	462,164	448,115
Accumulated other comprehensive income (loss)	(131)	591
Treasury stock, at cost; 944 and 904 shares, respectively	(49,999)	(48,396)

Total stockholders’ equity	705,868	692,840

Total liabilities and stockholders’ equity	$2,220,386	$2,113,955

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
REVENUES:
New vehicle retail sales	$932,094	$860,128
Used vehicle retail sales	289,714	265,920
Used vehicle wholesale sales	74,644	80,693
Parts and service sales	175,839	162,867
Finance, insurance and other, net	50,447	47,958

Total revenues	1,522,738	1,417,566

COST OF SALES:
New vehicle retail sales	867,614	795,614
Used vehicle retail sales	252,941	230,880
Used vehicle wholesale sales	73,475	79,714
Parts and service sales	81,551	74,533

Total cost of sales	1,275,581	1,180,741

GROSS PROFIT	247,157	236,825

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	198,163	180,477
DEPRECIATION AND AMORTIZATION EXPENSE	4,848	4,563

INCOME FROM OPERATIONS	44,146	51,785

OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(12,238)	(11,846)
Other interest expense, net	(5,207)	(3,989)
Other income, net	95	26

INCOME BEFORE INCOME TAXES	26,796	35,976
PROVISION FOR INCOME TAXES	9,349	13,665

NET INCOME	$17,447	$22,311

EARNINGS PER SHARE:
Basic	$0.73	$0.93
Diluted	$0.72	$0.91

CASH DIVIDENDS PER COMMON SHARE	$0.14	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,895	24,040
Diluted	24,081	24,453
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,447	$22,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,848	4,563
Other	8,303	5,215
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	6,843	30,185
Accounts and notes receivable	(593)	7,363
Inventories	17,572	(82,806)
Prepaid expenses and other assets	1,902	2,103
Floorplan notes payable — manufacturer affiliates	(150,688)	18,503
Accounts payable and accrued expenses	8,805	(20,777)
Deferred revenues	(1,310)	(1,467)

Net cash used in operating activities	(86,871)	(14,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,882)	(15,318)
Cash paid in acquisitions, net of cash received (see Note 9)	(107,839)	(40,642)
Proceeds from sales of franchises, property and equipment	6,693	10,643
Other	2,452	(2,072)

Net cash used in investing activities	(121,576)	(47,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	1,336,124	887,501
Repayments on credit facility — Floorplan Line	(1,185,823)	(840,709)
Borrowings on credit facility — Acquisition Line	—	15,000
Repayments on credit facility — Acquisition Line	—	(15,000)
Repayments on other facilities for divestitures	(2,498)	—
Principal payments of long-term debt	(212)	(191)
Borrowings of long-term debt	63,650	—
Debt issue costs	(319)	—
Proceeds from issuance of common stock to benefit plans	1,549	14,406
Excess tax benefits from stock-based compensation	87	2,628
Repurchases of common stock, amounts based on settlement date	(3,003)	(711)
Dividends paid	(3,398)	(3,191)

Net cash provided by financing activities	206,157	59,733

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,290)	(2,463)
CASH AND CASH EQUIVALENTS, beginning of period	39,313	37,695

CASH AND CASH EQUIVALENTS, end of period	$37,023	$35,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$22,151	$17,748
Income taxes, net of refunds received	$—	$8,365
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains(Losses)	Gains on
	Common Stock		Paid-in	Retained	on Interest	on Marketable	Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
BALANCE, December 31, 2006	25,165	$252	$292,278	$448,115	$797	$(206)	$—	$(48,396)	$692,840
Comprehensive income:
Net income	—	—	—	17,447	—	—	—	—	17,447
Interest rate swap adjustment, net of tax benefit of $464	—	—	—	—	(773)	—	—	—	(773)
Gain on investments, net of taxes of $27	—	—	—	—	—	44	—	—	44
Unrealized Gain on Currency Translation	—	—	—	—	—	—	7		7

Total comprehensive income									16,725
Purchases of treasury stock	—	—	—	—	—	—	—	(3,003)	(3,003)
Issuance of common & treasury shares to employee benefit plans	17	—	149	—	—	—	—	1,400	1,549
Issuance of restricted stock	63	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	996	—	—	—	—	—	996
Tax benefit from options exercised and the vesting of restricted shares	—	—	159	—	—	—	—	—	159
Cash dividends	—	—	—	(3,398)	—	—	—	—	(3,398)

BALANCE, March 31, 2007	25,239	$252	$293,582	$462,164	$24	$(162)	$7	$(49,999)	$705,868

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND ORGANIZATION:
     Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom. Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”
     As of March 31, 2007, the Company’s retail network consisted of the following four regions (with the number of dealerships they comprised): (i) the Northeast (23 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (17 dealerships in Alabama, Florida, Georgia, Louisiana and Mississippi), (iii) the Central (51 dealerships in Kansas, New Mexico, Oklahoma and Texas), and (iv) the West (12 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer and a regional chief financial officer reporting directly to the Company’s Chief Financial Officer. In addition, our international operations consists of three dealerships in the United Kingdom also managed locally with direct reporting responsibilities to the Company’s corporate management team.
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
     Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Income Taxes
     Currently, the Company operates in 14 different states in the U.S. and one country internationally, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
     The effective income tax rate of 34.9% and 38.0% of pretax income for the three months ended March 31, 2007 and 2006, respectively, differed from the federal statutory rate of 35% due primarily to increases attributable to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and the impact of a change in the mix of the Company’s pretax income from taxable state jurisdictions, offset in 2007 primarily by the benefit received from tax-deductible goodwill related to a dealership disposition.
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
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements (See Note 5 for additional information).
     Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.
3. STOCK BASED COMPENSATION
     The Company provides compensation benefits to employees and non-employee directors pursuant to its 1996 Stock Option Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.
     1996 Stock Option Plan
     The Company’s 1996 Stock Option Plan, as amended, reserved 5.5 million shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options which are non-qualified), stock appreciation rights and restricted stock awards to directors, officers and other employees of the Company and its subsidiaries at the market price at the date of grant. As of March 31, 2007, there were 1,122,421 shares available under the 1996 Stock Option Plan for future grants of options, stock appreciation rights and restricted stock awards. On March 8, 2007, the Company’s Board of Directors adopted an amendment and restatement of the 1996 Stock Option Plan to, among other things, rename the plan as “Group 1 Automotive, Inc. 2007 Long-Term Incentive Plan,” increase the number of shares of common stock available for issuance under the plan from 5.5 million to 6.5 million shares and extend the duration of the plan from March 9, 2014, to March 8, 2017. The proposed amendment and restatement of the 1996 Stock Option Plan is contingent upon receiving the affirmative vote of the holders of a majority of the Company’s common stock cast with respect to the proposal at the Company’s annual stockholders’ meeting on May 17, 2007.
     Stock Option Awards
     The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company has not issued stock option awards since November 2005. The following summary presents information regarding outstanding options as of March 31, 2007, and the changes during the three months then ended:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Shares Under	Exercise Price
	Option	Per Share
Outstanding December 31, 2006	271,170	$28.10
Grants	—	—
Exercised	(17,075)	21.50
Canceled	(5,771)	34.13

Outstanding March 31, 2007	248,324	$28.41

Vested or expected to vest at March 31, 2007	222,330	$28.28

Exercisable at March 31, 2007	158,304	$27.70

     Restricted Stock Awards
     Beginning in 2005, the Company began granting directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Company’s 1996 Stock Incentive Plan, as amended. Restricted stock awards are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company.
     A summary of these awards as of March 31, 2007, and the changes during the three months then ended is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value
Nonvested at December 31, 2006	380,000	$43.28
Granted	68,552	43.37
Vested	(2,920)	27.83
Forfeited	(1,500)	57.63

Nonvested at March 31, 2007	444,132	43.34

     Employee Stock Purchase Plan
     In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. As of March 31, 2007, there were 603,076 shares remaining in reserve for future issuance under the Purchase Plan. During the three months ended March 31, 2007 and 2006, the Company issued 34,976 and 42,557 shares, respectively, of common stock to employees participating in the Purchase Plan.
     All Stock-Based Payment Arrangements
     Total stock-based compensation cost was $1.0 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.
     Cash received from option exercises and Purchase Plan purchases was $1.5 million and $14.4 million for the three months ended March 31, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises and Purchase Plan purchases totaled $159 thousand and $5.4 million for the three months ended March 31, 2007 and 2006, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. EARNINGS (LOSS) PER SHARE:
     Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Net income	$17,447	$22,311
Weighted average basic shares outstanding	23,895	24,040
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	186	413

Weighted average diluted shares outstanding	24,081	24,453

Earnings per share:
Basic	$0.73	$0.93
Diluted	$0.72	$0.91
     Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock based awards was 0.2 million for 2007 and 0.3 million for 2006.
     The Company will be required to include the dilutive effect, if applicable, of the net shares issuable under its 2.25% Convertible Notes and the warrants sold in connection with the Convertible Notes. Since the average price of the Company’s common stock for the three months ended March 31, 2007, was less than $59.43, no net shares were issuable under the Convertible Notes or the warrants.
5. INCOME TAXES:
     As discussed in Note 2, the Company adopted FIN 48 on January 1, 2007. No cumulative adjustment was required to effect the adoption of FIN 48. As of March 31, 2007, approximately $0.6 million of unrecognized tax benefits, including $0.1 million of interest, remained unrecognized. All of the unrecognized tax benefits could potentially be recognized in the next 12 months based upon resolution of these with the relevant tax authorities.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. In addition, the Company is subject to income tax in the United Kingdom as result of its dealership acquisitions in March 2007. Taxable years 2002-2006 remain open for examination by the Company’s major taxing jurisdictions.
     Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
6. CREDIT FACILITIES:
     Revolving Credit Facility
     Effective March 19, 2007, the Company entered into an amended and restated five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The facility matures in March 2012 and provides a total of $1.35 billion of financing. The Company can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing, which we refer to as the Floorplan Line, and $350.0 million for working capital, including acquisitions, which we refer to as the Acquisition Line. Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, the Company capitalized $2.7 million of related costs that will be amortized over the term of the facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     All of the Company’s dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company.
     The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.
     On February 28, 2007, the Company’s floorplan facility with DaimlerChrysler matured and was not renewed. The facility provided for up to $300.0 million of financing for Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory. The Company used available funds from our Revolving Credit Facility to pay off the outstanding balance on the maturity date. Consistent with its accounting policies, the Company has presented the payment of the $112.1 million of outstanding floorplan borrowings with DaimlerChrysler as of February 28, 2007, as an operating cash outflow and the corresponding borrowing from the Revolving Credit Facility as a financing cash inflow in the accompanying consolidated statement of cash flows.
     The Company will continue to use the Revolving Credit Facility to finance our Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory. The Company’s Ford and Lincoln-Mercury dealerships will continue to obtain new vehicle floorplan financing from Ford Motor Credit Company under its $300 million floorplan credit facility.
     As of March 31, 2007, borrowings outstanding under the Floorplan Line and the Acquisition Line totaled $587.6 million and $18.0 million, respectively. The $18.0 million of borrowings outstanding under the Acquisition Line represents letters of credit issued & outstanding. Borrowings available under the Floorplan Line and the Acquisition Line totaled $412.4 million and 332.0 million, respectively, for an aggregate available under the Revolving Credit Facility of $744.4 million. Included in the $412.4 million available balance under the Floorplan Line is $116.1 million of immediately available funds, resulting from payments made on our floorplan Notes Payable with excess cash.
     Real Estate Credit Facility
     On March 30, 2007, the Company entered into a five-year term real estate credit facility with Bank of America, N.A. (the “Mortgage Facility”), initially providing $75 million of financing for real estate expansions. The proceeds of the Mortgage Facility will be used primarily for acquisitions of real property and vehicle dealerships. The facility matures in March 2012. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount. The Company can expand the facility to its maximum commitment of $175 million, provided that certain agreed upon terms and conditions are complied with. Initial borrowings under the facility totaled $63.7 million, with $3.2 million recorded as a current payable. The Company capitalized $0.3 million of related debt financing costs that will be amortized over the term of the facility.
     The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company which guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of March 31, 2007, available borrowings from the Mortgage Facility totaled $11.3 million.
     The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property.
     On April 27, 2007, the Company amended the Mortgage Facility expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. PROPERTY AND EQUIPMENT:
     The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	March 31,	December 31,
	in Years	2007	2006
		(In thousands)
Land	—	$83,216	$66,383
Buildings	30 to 40	79,067	51,056
Leasehold improvements	7 to 15	58,900	57,526
Machinery and equipment	7 to 20	53,634	43,798
Furniture and fixtures	3 to 10	59,502	56,099
Company vehicles	3 to 5	10,347	9,980
Construction in progress		44,734	30,163

Total		389,400	315,005
Less accumulated depreciation and amortization		95,957	84,620

Property and equipment, net		$293,443	$230,385

     During the three months ended March 31, 2007, the Company acquired $45.7 million of fixed assets associated with dealership acquisitions, including $11.9 million for land and $28.0 million for buildings. In addition to these acquisitions, the Company incurred $22.9 million of capital expenditures, including $4.9 million for land, and $14.1 million for construction of new or expanded facilities, of which $11.7 million can be drawn against our Mortgage Facility based upon the applicable Loan to Value Ratio.
8. COMMITMENTS AND CONTINGENCIES:
     Legal Proceedings
     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.
     Due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge back the Company for amounts determined to be invalid rewards under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. In August 2006, a manufacturer notified the Company of the results of a recently completed incentive and rebate-related audit at one of the Company’s dealerships. The manufacturer initially assessed a $3.1 million claim against the dealership for chargeback of alleged non-qualifying incentive and rebate awards. The dealership contested the alleged audit chargeback, and provided formal written notice to the manufacturer of the facts and circumstances surrounding such incentive and rebate programs. On April 5, 2007, the manufacturer rejected the dealership’s response to the allegations and notified the dealership in writing of its findings and the dealership’s contractual rights to appeal the results of such audit. While the dealership intends to assert its meritorious defenses to substantially reduce or eliminate such chargeback, it has entered into settlement negotiations with the manufacturer and, as of March 31, 2007, has accrued an estimate of the probable costs for the resolution of this claim.
     Other than the foregoing, there are currently no legal or other proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. As required, the Company has accrued its estimate of the probable costs for the resolution of such claims.
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
     From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublease to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $26.4 million at March 31, 2007. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.
9. ACQUISITIONS AND DISPOSITIONS:
     During the three months ended March 31, 2007, the Company acquired three automobile dealership franchises located in Kansas and six franchises located in the United Kingdom. Total consideration paid of $107.8 million consisted of $75.2 million to the sellers and $32.6 million to the sellers’ financing sources to pay off outstanding floorplan borrowings, which we replaced with borrowings from our Revolving Credit Facility. Of the $75.2 million paid to the sellers, $39.9 million was for land and buildings. The accompanying consolidated balance sheet as of March 31, 2007, includes preliminary allocations of the purchase price for all of the acquired assets and liabilities assumed based on their estimated fair market values at the dates of acquisition and, are subject to final adjustment. Also during the three months ended March 31, 2007, the Company disposed of two automobile dealership franchises for total consideration of $6.3 million. In January 2007, the Company sold its Maxwell Chrysler store in Austin, Texas. In February 2007, the Company sold its Sandy Springs Ford store in Atlanta, Georgia and terminated the related facilities and dealer management system software leases with the respective lessors resulting in a $3.3 million charge.

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
Overview
     We are a leading operator in the $1.0 trillion automotive retailing industry. We own and operate 103 automotive dealerships, 142 franchises, and 28 collision service centers in the United States and three dealerships, six franchises and two collision centers in the United Kingdom as of March 31, 2007. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom.
     As of March 31, 2007, the Company’s retail network consisted of the following four regions (with the number of dealerships they comprised): (i) the Northeast (23 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (17 dealerships in Alabama, Florida, Georgia, Louisiana and Mississippi), (iii) the Central (51 dealerships in Kansas, New Mexico, Oklahoma and Texas), and (iv) the West (12 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer and a regional chief financial officer reporting directly to the Company’s Chief Financial Officer. In addition, our international operations consists of three dealerships in the United Kingdom also managed locally with direct reporting responsibilities to the Company’s corporate management team.
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
     For the three months ended March 31, 2007, we reported net income of $17.4 million and diluted earnings per share of $0.72, compared to net income of $22.3 million and a diluted earnings per share of $0.91 during the first three months of 2006. Our 2007 results were negatively impacted by a $2.5 million after-tax charge for payments made during the quarter in conjunction with the sale & lease termination of one of our domestic brand stores, as well as a charge for the estimated cost to buy out the lease of another domestic brand store.

Key Performance Indicators
     The following table highlights certain of the key performance indicators we use to manage our business:
     Consolidated Statistical Data

	For the Three
	Months Ended March 31,
	2007	2006
Unit Sales
Retail Sales
New Vehicle	31,236	28,969
Used Vehicle	17,541	16,263

Total Retail Sales	48,777	45,232
Wholesale Sales	10,772	10,655

Total Vehicle Sales	59,549	55,887

Gross Margin
New Vehicle Retail	6.9%	7.5%
Used Vehicle	10.4%	10.4%
Parts and Service	53.6%	54.2%
Total Gross Margin	16.2%	16.7%
SG&A(1) as a % of Gross Profit	80.2%	76.2%
Operating Margin	2.9%	3.7%
Pretax Margin	1.8%	2.5%
Finance and Insurance
Revenues per Retail Unit Sold	$1,034	$1,060

(1)	Selling, general and administrative expenses.
     Our overall retail unit sales increased, primarily impacted by recent acquisitions. We believe our results are generally consistent with the national retail performance of the brands we represent and the overall markets in which we operate, specifically, reflecting strong performance from our Houston market area and weaker performance in our New Orleans market following the post-Hurricane Katrina recovery efforts that bolstered our 2006 results.
     Our new vehicle gross margin decreased from 7.5% for the three months ended March 31, 2006, to 6.9% for 2007, resulting in our consolidated gross profit per new vehicle unit sold decreasing from $2,227 per unit in 2006, to $2,064 per unit in 2007. Contributing to our new vehicle gross margin decline, we continued to experience pressure on margins of all brands in our West Region. In addition, we saw further reductions in our Ford F-Series sales, which carry better than average margins. And, our margins within the Chrysler Brands declined as the mix of manufacturer-offered incentives contained a lower lever of dealer cash as compared to prior year.
     With respect to used vehicles, our used retail units sales & revenues increased 7.9% & 8.9%, respectively, in 2007, but our gross profit per retail unit declined 2.7%. Our used wholesale revenues declined 7.5% on slightly more units, while our profit per wholesale unit improved 18.5%. As a result of this shift in used vehicle revenue mix to more retail business & the decline in retail profit per unit, total used vehicle gross margins remained flat at 10.4% for the three months ended March 31, 2007, compared with the same period a year ago.
     Our consolidated parts and service gross margin decreased slightly between the first quarter of 2006 and 2007, as our lower margin wholesale businesses grew more quickly than our higher margin retail businesses. The component (parts, service and collision) margins stayed relatively constant between the periods on an 8.0% increase in revenues.
     Our consolidated finance and insurance revenues decreased from $1,060 per retail unit sold in the first quarter of 2006 to $1,034 in 2007, primarily due to a decrease in vehicle service contract penetration, income per finance and vehicle service contract, as well as a decrease in fleet volume, which is recognized as finance and insurance business.
     Our consolidated selling, general and administrative expenses (SG&A), as a percentage of gross profit, increased from 76.2% during the first three months of 2006, to 80.2% in 2007. This increase from 2006 to 2007 is primarily the combination of the decreases in gross margin noted above, as well as costs incurred associated with lease terminations in 2007, accrued expenses associated with the standardization of our employee vacation policies as of January 1, 2007 and the gain on the sale of a franchise in 2006.
      Our floorplan interest expense increased primarily as a result of rising interest rates, partially offset by a reduction in inventory levels. The combination of all of these factors contributed to a net decrease in our operating margin from 3.7% to 2.9% in the first quarter of 2007, and in our pretax margin from 2.5% to 1.8%.

     We address these items, and other variances between the periods presented, in the results of operations section below.
Critical Accounting Policies and Accounting Estimates
     Our consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. We disclosed our critical accounting policies and estimates in our 2006 Annual Report on Form 10-K. No significant changes have occurred since that time.
Results of Operations
     The following tables present comparative financial and non-financial data for the three months ended March 31, 2007 and 2006, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the three months ended March 31, 2007, and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last month it was owned. Same Store results also include the activities of the corporate office.
     The following table summarizes our combined Same Store results for the three months ended March 31, 2007, as compared to 2006.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2007	% Change	2006
Revenues
New vehicle retail	$820,017	(2.3)%	$838,950
Used vehicle retail	256,545	0.9%	254,159
Used vehicle wholesale	63,861	(17.8)%	77,650
Parts and Service	159,293	2.6%	155,197
Finance, insurance and other	46,439	0.2%	46,344

Total revenues	1,346,155	(1.9)%	1,372,300

Cost of Sales
New vehicle retail	763,518	(1.6)%	775,984
Used vehicle retail	222,944	1.0%	220,810
Used vehicle wholesale	63,100	(17.6)%	76,582
Parts and Service	74,244	5.3%	70,523

Total cost of sales	1,123,806	(1.8)%	1,143,899

Gross profit	$222,349	(2.6)%	$228,401

Selling, general and administrative expenses	$176,471	2.7%	$171,798
Depreciation and amortization expenses	$4,383	(0.3)%	$4,395
Floorplan interest expense	$10,871	(3.8)%	$11,299
Gross Margin
New Vehicle Retail	6.9%		7.5%
Used Vehicle	10.7%		10.4%
Parts and Service	53.4%		54.6%
Total Gross Margin	16.5%		16.6%
SG&A as a % of Gross Profit	79.4%		75.2%
Operating Margin	3.1%		3.8%
Finance and Insurance Revenues per Retail Unit Sold	$1,085	2.4%	$1,060
      The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item, comparative financial and non-financial data for our Same Store locations, Transactions and the consolidated company for the three months ended March 31, 2007 and 2006.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2007	% Change	2006
Retail Unit Sales
Same Stores	27,280	(3.3)%	28,200
Transactions	3,956		769

Total	31,236	7.8%	28,969

Retail Sales Revenues
Same Stores	$820,017	(2.3)%	$838,950
Transactions	112,077		21,178

Total	$932,094	8.4%	$860,128

Gross Profit
Same Stores	$56,499	(10.3)%	$62,966
Transactions	7,981		1,548

Total	$64,480	(0.1)%	$64,514

Gross Profit per Retail
Unit Sold
Same Stores	$2,071	(7.3)%	$2,233
Transactions	$2,017		$2,013
Total	$2,064	(7.3)%	$2,227

Gross Margin
Same Stores	6.9%		7.5%
Transactions	7.1%		7.3%
Total	6.9%		7.5%

Inventory Days Supply (1)
Same Stores	58	(4.9)%	61
Transactions	51
Total	57	(8.1)%	62

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
      New vehicle unit sales and revenue increased 7.8% and 8.4%, respectively, as a result of acquisitions, partially offset by a decrease in Same Store results. On a Same Store basis, our new vehicle units, revenues and gross profit decreased 3.3%, 2.3% and 10.3%, respectively, driven by lower volumes and gross profits in the New Orleans market as post-Hurricane Katrina recovery efforts bolstered our 2006 results. With respect to same store new vehicle unit sales, we experienced a 12.9% decrease in our domestic nameplates, partially offset by a 3.0% and 0.9% increase in luxury and import unit sales, respectively. On a Same Store basis, excluding our New Orleans stores, our new vehicle revenues and gross profit decreased 0.4% and 8.1%, respectively. Excluding these New Orleans stores, domestic brand sales were down 10.1%, while our import and luxury brand sales were up 1.8% and 7.1%, respectively. The 8.1% decline in Same Store gross profit, excluding the New Orleans results, is primarily related to the lower sales volume discussed above, as well as lower profits realized per retail unit sold. We believe our results are generally consistent with the national retail performance of the brands we represent and the overall markets in which we operate. Contributing to our new vehicle gross profit decline, we continued to experience margin pressure on all of our brands in the West Region. In addition, we saw further reductions in our Ford F-Series sales, which carry better than average margins, as well as declines in our profits within the Chrysler brands as the mix of manufacturer-offered incentives contained a lower level of dealer cash as compared to prior year.

     The following table sets forth our top ten Same Store brands, based on retail unit sales volume:
Same Store New Vehicle Unit Sales

	Three Months Ended March 31,
	2007	% Change	2006
Toyota/Scion	8,157	0.1%	8,146
Ford	3,358	(18.4)	4,115
Nissan	2,736	1.7	2,689
Honda	2,357	2.2	2,306
Lexus	1,554	10.0	1,413
Chevrolet	1,546	5.5	1,465
Dodge	1,297	(14.5)	1,517
BMW	1,070	(7.4)	1,155
Mercedes-Benz	989	8.2	914
Jeep	657	(1.2)	665
Other	3,559	(6.7)	3,815

Total	27,280	(3.3)	28,200

     Although certain of our Same Store brand sales experienced year-over-year declines, others exceeded prior year sales highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands of which we sell. We anticipate that total industrywide sales of new vehicles throughout 2007 will be lower than 2006 and remain highly competitive. The level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict.
     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 71.5% to 139.5% of our total floorplan interest expense over the past three years, with the current quarter’s assistance totaling 74.3%. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended March 31, 2007 and 2006, was $9.1 million and $8.5 million, respectively.
     Finally, our days’ supply of new vehicle inventory decreased from 62 days’ supply at March 31, 2006, and 63 days’ supply at December 31, 2006, to 57 days’ supply at March 31, 2007, primarily reflecting planned reductions in domestic nameplates. Our domestic inventory was reduced to 69 days’ supply at March 31, 2007, while our import and luxury brands were at 58 days’ and 40 days’ supply, respectively.
     The following table sets forth the inventory days’ supply for our top ten brands, based on retail unit sales volume:
Inventory Days Supply

	March 31, 2007	December 31, 2006	March 31, 2006
Lexus	18	14	31
BMW	21	31	25
Mercedes-Benz	46	39	44
Honda	50	55	40
Toyota	54	47	45
Jeep	54	71	69
Dodge	63	74	100
Nissan	65	68	67
Ford	69	114	86
Chevrolet	75	89	95
Total	57	63	62

Import	58	57	50
Domestic	69	99	91
Luxury	40	37	40

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2007	% Change	2006
Retail Unit Sales
Same Stores	15,508	0.0%	15,506
Transactions	2,033		757

Total	17,541	7.9%	16,263

Retail Sales Revenues
Same Stores	$256,545	0.9%	$254,159
Transactions	33,169		11,761

Total	$289,714	8.9%	$265,920

Gross Profit
Same Stores	$33,601	0.8%	$33,349
Transactions	3,172		1,691

Total	$36,773	4.9%	$35,040

Gross Profit per Retail
Unit Sold
Same Stores	$2,167	0.7%	$2,151
Transactions	$1,560		$2,234
Total	$2,096	(2.7)%	$2,155

Gross Margin
Same Stores	13.1%		13.1%
Transactions	9.6%		14.4%
Total	12.7%		13.2%
Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2007	% Change	2006
Wholesale Unit Sales
Same Stores	9,440	(7.7)%	10,223
Transactions	1,332		432

Total	10,772	1.1%	10,655

Wholesale Sales Revenues
Same Stores	$63,861	(17.8)%	$77,650
Transactions	10,783		3,043

Total	$74,644	(7.5)%	$80,693

Gross Profit (Loss)
Same Stores	$761	(28.7)%	$1,068
Transactions	408		(89)

Total	$1,169	19.4%	$979

Wholesale Profit (Loss) per
Wholesale Unit Sold
Same Stores	$81	(22.1)%	$104
Transactions	$306		$(206)
Total	$109	18.5%	$92

Gross Margin
Same Stores	1.2%		1.4%
Transactions	3.8%		(2.9)%
Total	1.6%		1.2%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2007	% Change	2006
Used Vehicle Unit Sales
Same Stores	24,948	(3.0)%	25,729
Transactions	3,365		1,189

Total	28,313	5.2%	26,918

Sales Revenues
Same Stores	$320,406	(3.4)%	$331,809
Transactions	43,952		14,804

Total	$364,358	5.1%	$346,613

Gross Profit
Same Stores	$34,362	(0.2)%	$34,417
Transactions	3,580		1,602

Total	$37,942	5.3%	$36,019

Gross Profit per Used Vehicle
Unit Sold
Same Stores	$1,377	2.9%	$1,338
Transactions	$1,064		$1,347
Total	$1,340	0.1%	$1,338

Gross Margin
Same Stores	10.7%		10.4%
Transactions	8.1%		10.8%
Total	10.4%		10.4%

Inventory Days Supply (1)
Same Stores	28	3.7%	27
Transactions	26
Total	28	0.0%	28

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     Our used vehicle results are affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our efforts to effectively manage the level and quality of our overall used vehicle inventory. Overall, our used vehicle unit sales and revenues increased 5.2% and 5.1%, respectively, reflecting the strong performance in our recent acquisitions, offset by volume and revenue declines of 3.0% and 3.4%, respectively, in our Same Store results. Our used vehicle gross profit increased 5.3% overall, while our Same Store results were relatively flat. Conversely, our total used vehicle gross profit per unit sold and gross margin remained consistent between periods, while our Same Store results improved 2.9% and 30 basis points, respectively.
     As we continue to implement our strategy of identifying used retail inventory, using our software as an enabler, and improving our overall used vehicle business, our same store used vehicle mix shifted toward retail, and our used retail revenues increased $2.4 million, or 0.9%, while wholesale sales decreased $13.8 million, or 17.8%. Our used retail gross profit improved 0.8% on flat unit volume, while wholesale profits declined $0.3 million, or 28.7%. As discussed in our new vehicle results, our New Orleans market experienced unusually strong activity in the first quarter of 2006 as a result of post-hurricane recovery efforts. Excluding our New Orleans stores, our Same Store used vehicle retail revenues and gross profit increased 2.5% and 2.1%, respectively.
     Our days’ supply of used vehicle inventory was at 28 days at March 31, 2007, slightly down from our 31 days’ supply on hand at December 31, 2006, but consistent with the 28 days’ supply at March 31, 2006. Although we continuously work to optimize our used vehicle inventory levels, the 28 days’ supply at March 31, 2007, remains unusually low and, in all likelihood, will need to be increased in the coming months to provide adequate supply and selection for the spring and summer selling seasons. We currently target a 37 days’ supply for maximum operating efficiency.

Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2007	% Change	2006
Parts and Service Revenues
Same Stores	$159,293	2.6%	$155,197
Transactions	16,546		7,670

Total	$175,839	8.0%	$162,867

Gross Profit
Same Stores	$85,049	0.4%	$84,674
Transactions	9,239		3,660

Total	$94,288	6.7%	$88,334

Gross Margin
Same Stores	53.4%		54.6%
Transactions	55.8%		47.7%
Total	53.6%		54.2%
     Our Same Store parts and service revenues increased 2.6% during the three months ended March 31, 2007, as compared to 2006, primarily because of increases in our parts business, as well as in our customer pay (non-warranty) service businesses. These increases were partially offset by decreases in our warranty-related service sales and our collision business. Overall, our gross profit improved 6.7%, but our gross margin declined 60 basis points.
     Our Same Store parts sales increased $4.9 million, or 5.3%, for the three months ended March 31, 2007, as compared to 2006. These increases were driven by a $3.3 million, or 10.1%, increase in our lower margin wholesale sales and a $1.9 million, or 4.7%, increase in our customer pay (non-warranty) parts sales. Despite an increase in Same Store parts gross profit during the period, this disproportionate increase in our lower margin wholesale parts business led to a decline in our overall parts gross margin.
     Our Same Store overall service (including collision) revenue decreased $0.8 million during 2007, as compared to 2006, as a 0.6% increase in customer pay (non-warranty) service sales was offset by a decrease of 5.0% in warranty-related service revenue and an overall 2.0% decline in collision service revenues. The decline in warranty service revenue was due to the benefit received in 2006 from some specific manufacturer quality issues, primarily Mercedes-Benz, Nissan and Ford, that were remedied during 2006. The decline in collision service revenues was primarily attributable to the closing of one collision center during early 2007.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2007	% Change	2006
Retail New and Used
Unit Sales
Same Stores	42,788	(2.1)%	43,706
Transactions	5,989		1,526

Total	48,777	7.8%	45,232

Retail Finance Fees
Same Stores	$18,075	10.5%	$16,354
Transactions	1,728		673

Total	$19,803	16.3%	$17,027

Vehicle Service Contract Fees
Same Stores	$17,837	(5.7)%	$18,918
Transactions	1,275		592

Total	$19,112	(2.0)%	$19,510

Insurance and Other
Same Stores	$10,527	(4.9)%	$11,072
Transactions	1,005		349

Total	$11,532	1.0%	$11,421

Total
Same Stores	$46,439	0.2%	$46,344
Transactions	4,008		1,614

Total	$50,447	5.2%	$47,958

Finance and Insurance
Revenues per Unit Sold
Same Stores	$1,085	2.4%	$1,060
Transactions	$669		$1,058
Total	$1,034	(2.5)%	$1,060
     Overall, our finance and insurance revenues improved 5.2% between 2006 and 2007 on lower revenues per unit sold and a 7.8% increase in retail new and used unit sales.
     Our finance and insurance revenues per retail unit sold decreased 2.5% during the first three months of 2007, as compared to 2006. Same Store increases of 2.4% were offset by the impact from recent acquisitions, which generally had lower penetration of finance and insurance products on sales of new and used vehicles than our existing stores.
     Although we saw a decrease in our Same Store retail unit sales of 2.1%, our 2007 Same Store retail finance fee income increased 10.5%, as compared to 2006, due primarily to a 10.2% increase in revenue per contract and a $0.3 million decrease in chargeback expense. The decrease in chargeback expense was due to a decrease in customer refinancing activity, in which a customer obtains a new, lower rate loan from a third-party source in order to replace the original loan chosen by the customer to obtain upfront manufacturer incentives. In addition, with the decline in manufacturer provided financing incentives, we were able to present a greater range of financing sources to our customers, thereby yielding an overall increase in finance fee income.
     Our 2007 Same Store vehicle service contract fees decreased 5.7%, as compared to 2006, primarily because of a decrease of 120 basis points in our penetration rates and lower retail unit sales.
     Our 2007 Same Store insurance and other sales revenue decreased 4.9%, as compared to 2006, primarily because of decreases in retail unit sales and lower fleet volumes, which is recognized as finance and insurance business.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2007	% Change	2006
Personnel
Same Stores	$106,104	1.9%	$104,132
Transactions	11,416		4,446

Total	$117,520	8.2%	$108,578

Advertising
Same Stores	$13,491	(5.3)%	$14,253
Transactions	1,845		1,122

Total	$15,336	(0.3)%	$15,375

Rent and Facility Costs
Same Stores	$23,280	1.6%	$22,913
Transactions	1,179		1,695

Total	$24,459	(0.6)%	$24,608

Other SG&A
Same Stores	$33,596	10.2%	$30,500
Transactions	7,252		1,416

Total	$40,848	28.0%	$31,916

Total SG&A
Same Stores	$176,471	2.7%	$171,798
Transactions	21,692		8,679

Total	$198,163	9.8%	$180,477

Total Gross Profit
Same Stores	$222,349	(2.6)%	$228,401
Transactions	24,808		8,424

Total	$247,157	4.4%	$236,825

SG&A as % of Gross Profit
Same Stores	79.4%		75.2%
Transactions	87.4%		103.0%
Total	80.2%		76.2%

Approximate Number of Employees at March 31,	8,800		8,400
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
     SG&A expenses increased as a percentage of gross profit from 76.2% during the first three months of 2006 to 80.2% in 2007. This increase resulted from the combination of a decrease in overall gross margin, a pretax charge of $3.8 million related to the lease termination costs at two of our dealership facilities, a $2.3 million pretax accrual related to the standardization of our employee vacation policies as of January 1, 2007, and a $1.3 million pretax gain on the disposal of a franchise during the first quarter of 2006, partially offset by reductions in advertising expenditures. Although we expect our overall cost structure to remain lower than prior periods’, our SG&A as a percentage of gross profit ratio is strongly influenced by the level of gross profit we realize.
     Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. During the first quarter of 2007, as compared to the same period of 2006, these Same Store expenses increased $3.1 million primarily as a result of a $0.5 million charge related to a lease termination in 2007 and a $1.3 million gain recognized on the sale of one of our franchises during the first quarter of 2006. The 2007 balance of $7.3 million in Transactions includes $3.3 million related to lease terminations associated with the sale of a dealership in the Southeast region.

Depreciation and Amortization Expense
(dollars in thousands)

	Three Months Ended March 31,
	2007	% Change	2006
Same Stores	$4,383	(0.3)%	$4,395
Transactions	465		168

Total	$4,848	6.2%	$4,563

     Our Same Store depreciation and amortization expense remained relatively consistent between periods.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2007	% Change	2006
Same Stores	$10,871	(3.8)%	$11,299
Transactions	1,367		547

Total	$12,238	3.3%	$11,846

Memo:
Manufacturer’s assistance	$9,088	7.3%	$8,471
     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense decreased during the three months ended March 31, 2007, compared to 2006, primarily as a result of an approximate $74.0 million decrease in weighted average floorplan borrowings outstanding between the periods partially offset by a 72 basis-point increase in weighted average interest rates.
Other Interest Expense, net
     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, increased $1.2 million, or 30.5%, to $5.2 million for the three months ended March 31, 2007, from $4.0 million for the three months ended March 31, 2006. This increase was due to a $271.2 million increase in weighted average borrowings outstanding between the periods, due to the Convertible Notes issued during the second quarter of 2006, partially offset by a 442 basis-point decrease in weighted average interest rates, also primarily related to the lower interest bearing Convertible Notes.
Provision for Income Taxes
     Our provision for income taxes decreased $4.3 million to $9.3 million for the three months ended March 31, 2007, from $13.7 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, our effective tax rate decreased to 34.9%, from 38.0% for the three months ended March 31, 2006, due primarily to the benefit received from tax-deductible goodwill related to a dealership disposition.
Liquidity and Capital Resources
     Our liquidity and capital resources are primarily derived from cash on hand, cash from operations, borrowings under our credit facilities, which provide floorplan, real estate, working capital and acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for 2007. If our capital expenditures or acquisition plans for 2007 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources
     Cash on Hand. As of March 31, 2007, our total cash on hand was $37.0 million.
     Cash Flows. The following table sets forth selected information from our statements of cash flow:

	For the Three
	Months Ended March 31,
	2007	2006
	(In thousands)
Net cash used in operating activities	$(86,871)	$(14,807)
Net cash used in investing activities	(121,576)	(47,389)
Net cash provided by financing activities	206,157	59,733

Net decrease in cash and cash equivalents	$(2,290)	$(2,463)

     Operating activities. For the three months ended March 31, 2007, we used $84.1 million in net cash, primarily driven by a $150.7 million decrease in floorplan notes payable associated with manufacturer affiliates. This was driven by our decision not to renew the DaimlerChrysler Facility during the period, whereas $112.1 million was paid to close the facility with borrowings from our revolving credit facility. The cash used to pay down our floorplan notes payable was partially offset by an increase in cash provided by net income, after adding back depreciation and amortization and other non-cash charges, and other working capital changes, including a $17.6 million reduction in inventories (excluding investing activities).
     For the three months ended March 31, 2006, we used $14.8 million in net cash from operating activities, primarily driven by an $82.8 million increase in inventories, a portion of which were not financed by floorplan notes payable with manufacturer affiliates. The cash used to increase inventories was partially offset by an increase in cash provided by net income, after adding back depreciation and amortization and other non-cash charges, and other working capital changes.
     Investing activities. During the first three months of 2007, we used approximately $121.6 million in investing activities. We used $107.8 million for acquisitions, net of cash received, and $22.9 million for capital expenditures. Of the $107.8 million used for acquisitions, $75.2 million was paid to the sellers, including $39.9 million for land and buildings, and $32.6 million was used to pay off the sellers’ floorplan borrowings. Approximately $4.9 million of the capital expenditures was for the purchase of land and $14.1 million was for construction of new or expanded facilities (see Note 7 to the consolidated financial statements). Partially offsetting these uses was approximately $6.7 million in proceeds from sales of franchises and other property and equipment.
     During the first three months of 2006, we used approximately $47.4 million in investing activities. We used $40.6 million for acquisitions, net of cash received, and $15.3 million for capital expenditures. Of the $40.6 million used for acquisitions, $29.3 million was paid to the sellers and $11.3 million was used to pay off the sellers’ floorplan borrowings. Approximately $11.5 million of the capital expenditures was for the purchase of land and construction of new or expanded facilities. Partially offsetting these uses was approximately $10.6 million in proceeds from sales of franchises and other property and equipment.
     Financing activities. We obtained approximately $203.4 million in financing activities during the three months ended March 31, 2007, primarily from floorplan borrowings under our revolving credit facility. As discussed above, $112.1 million was borrowed to pay off our DaimlerChrysler Facility. We also obtained $63.7 million from a new mortgage facility.
     We obtained approximately $59.7 million in financing activities during the three months ended March 31, 2006, primarily from floorplan borrowings under our revolving credit facility and proceeds from the issuance of common stock related to exercises of stock options and employee stock purchase plan purchases.
     Working Capital. At March 31, 2007, we had $224.5 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, also subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures and/or general corporate purposes. At March 31, 2007, we had $116.1 million of immediately available funds as a result of payments made on our floorplan notes payable with excess cash.
     Credit Facilities. Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. As of March 31, 2007, we had three facilities providing us $1.3 billion of borrowing capacity for inventory floorplan financing, $75.0 million for real estate purchases, and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

     Revolving Credit Facility. In March 2007, we amended our revolving credit facility, expanding it by $400.0 million to a total of $1.35 billion. This facility, which is now comprised of 19 major financial institutions and three manufacturer captive finance companies, matures in March 2012. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for floorplan financing, which we refer to as the Floorplan Line, and $350.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the Acquisition Line. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150.0 to 225.0 basis points, depending on our leverage ratio.
     Our Revolving Credit Facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements. We were in compliance with these covenants at March 31, 2007. Additionally, under the terms of our Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company.
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
     Real Estate Credit Facility. In March 2007, we completed an initial $75.0 million, five-year real estate credit facility with Bank of America, N.A. We refer to this facility as the Mortgage Facility. The facility will be used for general working capital, capital expenditures, and acquisitions of real estate and dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel of property. Our initial borrowing under the facility totaled $63.7 million. On April 27, 2007, we amended the Mortgage Facility, expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions. The Mortgage Facility matures in March 2012 and bears interest at a rate equal to LIBOR plus 105.0 basis points.
     DaimlerChrysler Facility. On February 28, 2007, the DaimlerChrysler Facility matured and we chose not to renew this facility past its maturity date. The facility provided for up to $300.0 million of financing for our entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory. We used available funds from our Floorplan Line to pay off the outstanding balance on the maturity date and will continue to use the Floorplan Line to finance our Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory.
     The following table summarizes the current position of our credit facilities as of March 31, 2007:

	Total
Credit Facility	Commitment	Outstanding	Available
	(in thousands)
Floorplan Line(1)	$1,000,000	$587,600	$412,400
Acquisition Line(2)	350,000	18,000	332,000

Total Revolving Credit Facility	1,350,000	605,600	744,400
FMCC Facility	300,000	106,107	193,893
Mortgage Facility	75,000	63,650	11,350

Total Credit Facilities(3)	$1,725,000	$775,357	$949,643

(1)	The available balance at March 31, 2007, includes $116.1 million of immediately available funds.

(2)	The outstanding balance at March 31, 2007, includes $18.0 million of letters of credit.

(3)	Outstanding balance excludes $28.7 million of borrowings with manufacturer-affiliates for rental vehicle financing not associated with any of the Company’s credit facilities.
Uses of Liquidity and Capital Resources
     Capital Expenditures. Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity significant growth in sales at an existing facility, manufacturer imaging programs or new franchises being granted to us by a manufacturer. During 2007, we plan to invest approximately $80.0 million, primarily to expand or relocate existing facilities, including the purchase of land and related equipment, and to perform manufacturer required imaging projects at some locations.
     Acquisitions. Our acquisition target for 2007 is to complete strategic acquisitions that have approximately $600.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, our Mortgage Facility and our Acquisition Line. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. Thus, our acquisition target of $600.0 million in revenues is expected to cost us between $120.0 and $150.0 million, excluding the amount incurred to finance vehicle inventories. Since January 1, 2007, we have completed the acquisition of nine franchises with expected annual revenues of approximately $303.0 million.
     Stock Repurchases. In March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan. The Company currently expects these approved repurchases to total approximately 130,000 shares during 2007. Pursuant to this authorization, a total of 75,000 shares were repurchased in March 2007, at a cost of approximately $3.0 million. Approximately $1.2 million of the funds for such repurchases came from employee contributions during the period. Further, on April 24, 2007, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of its common shares.
     Dividends. In February 2007, our Board of Directors declared a dividend of $0.14 per common share for the fourth quarter of 2006. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $3.4 million in the first quarter of 2007. The payment of any future dividend is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
     Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2012 and our senior subordinated notes mature in 2013.

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
     Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
•	the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, DaimlerChrysler, Nissan/Infiniti, Honda/Acura, General Motors & BMW, because of financial distress or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, advertising or other assistance to us;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information about our market sensitive financial instruments updates was provided as of December 31, 2006, in our Annual Report on Form 10-K. There have been no significant changes in our market risk from those disclosed at that time during the three months ended March 31, 2007.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, to ensure that information was accumulated, and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the three months ended March 31, 2007, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business.
     Due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge back the Company for amounts determined to be invalid rewards under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. In August 2006, a manufacturer notified the Company of the results of a recently completed incentive and rebate-related audit at one of the Company’s dealerships. The manufacturer initially assessed a $3.1 million claim against the dealership for chargeback of alleged non-qualifying incentive and rebate awards. The dealership contested the alleged audit chargeback, and provided formal written notice to the manufacturer of the facts and circumstances surrounding such incentive and rebate programs. On April 5, 2007, the manufacturer rejected the dealership’s response to the allegations and notified the dealership in writing of its findings and the dealership’s contractual rights to appeal the results of such audit. While the dealership intends to assert its meritorious defenses to substantially reduce or eliminate such chargeback, it has entered into settlement negotiations with the manufacturer and, as of March 31, 2007, has accrued an estimate of the probable costs for the resolution of this claim.
     Other than the foregoing, there are currently no legal or other proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes in our risk factors as previously disclosed in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

	Shares	Average Price
Period	Repurchased	Paid per Share
January 1 - 31, 2007	—	$—
February 1 - 28, 2007	—	$—
March 1 - 31, 2007	75,000	$40.04

Total shares repurchased	75,000

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.3	Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.3 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

10.1	Seventh Amended and Restated Revolving Credit Agreement, effective as of March 19, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 21, 2007).

10.2	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment has been requested for portions of this document).

10.3	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders.

11.1	Statement re: computation of earnings per share is included under Note 3 to the financial statements.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Group 1 Automotive, Inc.

May 7, 2007	By:	/s/ John C. Rickel

Date		John C. Rickel Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Item 6. Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.3	Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.3 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

10.1	Seventh Amended and Restated Revolving Credit Agreement, effective as of March 19, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13461) dated March 21, 2007).

10.2	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment has been requested for portions of this document).

10.3	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders.

11.1	Statement re: computation of earnings per share is included under Note 3 to the financial statements.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.