Form 10-Q
period 2007-06-30
GROUP 1 AUTOMOTIVE INC
filed 2007-08-07
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer  ☑      Accelerated filer ☐     Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, the Company had 24,039,112 shares of common stock, par value $.01, outstanding.

Part I. Financial Information
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,502	$39,313
Contracts-in-transit and vehicle receivables, net	174,260	189,004
Accounts and notes receivable, net	83,258	76,793
Inventories	861,631	830,628
Deferred income taxes	19,032	17,176
Prepaid expenses and other current assets	15,025	25,098

Total current assets	1,204,708	1,178,012

PROPERTY AND EQUIPMENT, net	324,166	230,385
GOODWILL	445,257	426,439
INTANGIBLE FRANCHISE RIGHTS	260,953	249,886
OTHER ASSETS	34,594	29,233

Total assets	$2,269,678	$2,113,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$595,070	$437,288
Floorplan notes payable — manufacturer affiliates	134,745	287,978
Current maturities of long-term debt	9,191	854
Accounts payable	136,424	117,536
Accrued expenses	111,326	97,302

Total current liabilities	986,756	940,958

LONG-TERM DEBT, net of current maturities	500,863	428,639
DEFERRED INCOME TAXES	15,373	2,787
OTHER LIABILITIES	28,878	27,826

Total liabilities before deferred revenues	1,531,870	1,400,210

DEFERRED REVENUES	18,525	20,905
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 25,250 and 25,165 issued, respectively	253	252
Additional paid-in capital	293,683	292,278
Retained earnings	483,003	448,115
Accumulated other comprehensive income	2,793	591
Treasury stock, at cost; 1,208 and 904 shares, respectively	(60,449)	(48,396)

Total stockholders’ equity	719,283	692,840

Total liabilities and stockholders’ equity	$2,269,678	$2,113,955

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
New vehicle retail sales	$1,056,581	$968,399	$1,988,675	$1,828,527
Used vehicle retail sales	306,774	289,760	596,488	555,680
Used vehicle wholesale sales	83,412	87,053	158,056	167,746
Parts and service sales	179,335	164,641	355,174	327,507
Finance, insurance and other, net	53,487	47,193	103,934	95,151

Total revenues	1,679,589	1,557,046	3,202,327	2,974,611

COST OF SALES:
New vehicle retail sales	986,170	898,087	1,853,784	1,693,701
Used vehicle retail sales	270,416	252,632	523,357	483,512
Used vehicle wholesale sales	84,057	87,783	157,532	167,497
Parts and service sales	80,972	74,882	162,523	149,415

Total cost of sales	1,421,615	1,313,384	2,697,196	2,494,125

GROSS PROFIT	257,974	243,662	505,131	480,486
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	196,773	182,944	394,936	363,420
DEPRECIATION AND AMORTIZATION EXPENSE	5,217	4,372	10,065	8,935
ASSET IMPAIRMENTS	356	—	356	—

INCOME FROM OPERATIONS	55,628	56,346	99,774	108,131

OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(11,802)	(13,033)	(24,040)	(24,878)
Other interest expense, net	(6,830)	(3,997)	(12,037)	(7,987)
Other income and (expenses), net	97	(271)	192	(245)

INCOME BEFORE INCOME TAXES	37,093	39,045	63,889	75,021
PROVISION FOR INCOME TAXES	12,877	14,173	22,226	27,838

NET INCOME	$24,216	$24,872	$41,663	$47,183

EARNINGS PER SHARE:
Basic	$1.02	$1.01	$1.75	$1.94
Diluted	$1.01	$1.00	$1.74	$1.91

CASH DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.28	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,744	24,558	23,819	24,300
Diluted	23,888	24,840	23,984	24,647
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$41,663	$47,183
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	356	—
Depreciation and amortization	10,065	8,935
Other	13,579	13,559
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	14,794	41,801
Accounts and notes receivable	(4,756)	6,824
Inventories	6,127	(87,208)
Prepaid expenses and other assets	10,078	6,198
Floorplan notes payable — manufacturer affiliates	(150,735)	46,542
Accounts payable and accrued expenses	21,907	(26,441)
Deferred revenues	(2,380)	(3,005)

Net cash provided by (used in) operating activities	(39,302)	54,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(55,835)	(30,078)
Cash paid in acquisitions, net of cash received (See Note 9)	(111,116)	(40,589)
Proceeds from sales of franchises, property and equipment	9,667	36,223
Other	2,479	(2,989)

Net cash used in investing activities	(154,805)	(37,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	2,877,836	1,770,611
Repayments on credit facility — Floorplan Line	(2,720,231)	(1,950,357)
Borrowings on credit facility — Acquisition Line	—	15,000
Repayments on credit facility — Acquisition Line	—	(15,000)
Repayments on other facilities for divestitures	(2,498)	(4,994)
Principal payments of long-term debt	(521)	(386)
Borrowings of long-term debt	75,050	—
Proceeds from issuance of 2.25% Convertible Notes	—	287,500
Debt issue costs	(3,550)	(6,469)
Purchase of equity calls	—	(116,251)
Sale of equity warrants	—	80,551
Proceeds from issuance of common stock to benefit plans	2,894	19,647
Excess tax benefits from stock-based compensation	103	3,400
Repurchases of common stock, amounts based on settlement date	(16,003)	(53,665)
Dividends paid	(6,775)	(6,667)
Repurchase of senior subordinated notes	—	(116)

Net cash provided by financing activities	206,305	22,804
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	12,189	39,759
CASH AND CASH EQUIVALENTS, beginning of period	39,313	37,695

CASH AND CASH EQUIVALENTS, end of period	$51,502	$77,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$40,090	$31,525
Income taxes, net of refunds received	$—	$12,799
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains on	Losses on	Gains on
	Common Stock		Paid-in	Retained	Interest	Marketable	Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
BALANCE, December 31, 2006	25,165	$252	$292,278	$448,115	$797	$(206)	$—	$(48,396)	$692,840

Comprehensive income:
Net income	—	—	—	41,663	—	—	—	—	41,663
Interest rate swap adjustment, net of taxes of $862	—	—	—	—	1,437	—	—	—	1,437
Loss on investments, net of tax benefit of $3	—	—	—	—	—	(5)	—	—	(5)
Unrealized gain on currency translation	—	—	—	—	—	—	770	—	770

Total comprehensive income									43,865
Purchases of treasury stock	—	—	—	—	—	—	—	(16,003)	(16,003)
Issuance of common and treasury shares to employee benefit plans	8	—	(1,056)	—	—	—	—	3,950	2,894
Issuance of restricted stock	94	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(17)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,265	—	—	—	—	—	2,265
Tax benefit from options exercised and the vesting of restricted shares	—	—	197	—	—	—	—	—	197
Cash dividends	—	—	—	(6,775)	—	—	—	—	(6,775)

BALANCE, June 30, 2007	25,250	$253	$293,683	$483,003	$2,234	$(211)	$770	$(60,449)	$719,283

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
     As of June 30, 2007, the Company’s retail network consisted of the following four regions (with the number of dealerships they comprised): (i) the Northeast (23 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (15 dealerships in Alabama, Florida, Georgia, Louisiana and Mississippi), (iii) the Central (51 dealerships in Kansas, New Mexico, Oklahoma and Texas), and (iv) the West (12 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer and a regional chief financial officer reporting directly to the Company’s Chief Financial Officer. In addition, our international operations consists of three dealerships in the United Kingdom also managed locally with direct reporting responsibilities to the Company’s corporate management team.
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
     Income Taxes
     Currently, the Company operates in 14 different states in the U.S. and one other country, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
     The effective income tax rate of 34.7% and 34.8% of pretax income for the three and six months ended June 30, 2007, respectively, differed from the federal statutory rate of 35%, and the Company’s effective income tax rate of 36.3% and 37.1% for the three and six months ended June 30, 2006, due primarily to increases attributable to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and the impact of a change in the mix of the Company’s pretax income from taxable state jurisdictions, offset in 2007 primarily by the benefit received from tax-deductible goodwill related to dealership dispositions.
     The Company’s option grants include options that qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options may cause variability in the Company’s effective tax rate in future periods. In the period the compensation cost related to incentive stock options is recorded in accordance with

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements (See Note 5 for additional information).
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
3. STOCK-BASED COMPENSATION
     The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.
     2007 Long Term Incentive Plan
     In March 2007, the Company’s Board of Directors adopted an amendment and restatement of the 1996 Stock Incentive Plan to, among other things, rename the plan as “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan,” increase the number of shares of common stock available for issuance under the plan from 5.5 million to 6.5 million shares and extend the duration of the plan from March 9, 2014, to March 8, 2017. The 2007 Long Term Incentive Plan, as amended, reserves shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options which are non-qualified), stock appreciation rights, restricted stock and phantom stock awards to directors, officers and other employees of the Company and its subsidiaries at the market price at the date of grant. As of June 30, 2007, there were 2,111,263 shares available under the 2007 Long Term Incentive Plan for future grants of options, stock appreciation rights, restricted stock and phantom stock awards.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Stock Option Awards
     The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company has not issued stock option awards since November 2005. The following summary presents information regarding outstanding options as of June 30, 2007, and the changes during the six months then ended:

		Weighted Average
	Shares Under	Exercise Price
	Option	Per Share
Outstanding December 31, 2006	271,170	$28.10
Grants	—	—
Exercised	(24,325)	22.56
Canceled	(12,271)	34.97

Outstanding June 30, 2007	234,574	$28.31

Vested or expected to vest at June 30, 2007	213,562	$28.4

Exercisable at June 30, 2007	163,294	$28.75

     Restricted Stock Awards
     Beginning in 2005, the Company began granting directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Company’s 2007 Long Term Incentive Plan, as amended. Restricted stock awards are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company.
     A summary of these awards as of June 30, 2007, and the changes during the six months then ended is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value
Nonvested at December 31, 2006	380,000	$43.28
Granted	99,052	42.26
Vested	(22,920)	26.50
Forfeited	(14,342)	47.09

Nonvested at June 30, 2007	441,790	43.79

     Employee Stock Purchase Plan
     In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. As of June 30, 2007, there were 568,590 shares remaining in reserve for future issuance under the Purchase Plan. During the six months ended June 30, 2007 and 2006, the Company issued 69,462 and 71,140 shares, respectively, of common stock to employees participating in the Purchase Plan.
     All Stock-Based Payment Arrangements
     Total stock-based compensation cost was $1.3 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million for both the six months ended June 30, 2007 and 2006. Total income tax benefit recognized for stock-based compensation arrangements was $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.4 million for both the six months ended June 30, 2007 and 2006.
     Cash received from option exercises and Purchase Plan purchases was $2.9 million and $19.6 million for the six months

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
ended June 30, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises and Purchase Plan purchases totaled $0.2 million and $6.9 million for the six months ended June 30, 2007 and 2006, respectively.
4. EARNINGS PER SHARE:
     Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(In thousands, except per share amounts)
Net income	$24,216	$24,872	$41,663	$47,183
Weighted average basic shares outstanding	23,744	24,558	23,819	24,300
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	144	282	165	347

Weighted average diluted shares outstanding	23,888	24,840	23,984	24,647

Earnings per share:
Basic	$1.02	$1.01	$1.75	$1.94
Diluted	$1.01	$1.00	$1.74	$1.91
     Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was 226,842 and 10,600 for the three months ended June 30, 2007 and 2006, respectively, and 193,110 and 169,633 for the six months ended June 30, 2007 and 2006, respectively.
     The Company will be required to include the dilutive effect, if applicable, of the net shares issuable under its 2.25% Convertible Notes and the warrants sold in connection with the Convertible Notes. Since the average price of the Company’s common stock for the three and six months ended June 30, 2007, was less than $59.43, no net shares were issuable under the Convertible Notes or the warrants.
5. INCOME TAXES:
     As discussed in Note 2, the Company adopted FIN 48 on January 1, 2007. No cumulative adjustment was required to effect the adoption of FIN 48. As of June 30, 2007, approximately $0.6 million of unrecognized tax benefits, including $0.1 million of interest, remained unrecognized. All of the unrecognized tax benefits could potentially be recognized in the next 12 months based upon resolution of these with the relevant tax authorities.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. In addition, the Company is subject to income tax in the United Kingdom as a result of its dealership acquisitions in March 2007. Taxable years 2002-2006 remain open for examination by the Company’s major taxing jurisdictions.
     Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
6. CREDIT FACILITIES:
     Revolving Credit Facility
     Effective March 19, 2007, the Company entered into an amended and restated five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The facility matures in March 2012 and provides a total of $1.35 billion of financing. The Company can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing, which we refer to as the Floorplan Line, and $350.0 million for working capital, including acquisitions, which we refer to as the Acquisition Line. Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, the Company capitalized $2.3 million of related costs that will be amortized over the term of the facility.
     All of the Company’s dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company.
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
     As of June 30, 2007, borrowings outstanding under the Floorplan Line and the Acquisition Line totaled $595.1 million and $18.0 million, respectively. The $18.0 million of borrowings outstanding under the Acquisition Line represents letters of credit issued and outstanding. Borrowings available under the Floorplan Line and the Acquisition Line totaled $404.9 million and $332.0 million, respectively, for an aggregate available under the Revolving Credit Facility of $736.9 million. Included in the $404.9 million available balance under the Floorplan Line is $124.1 million of immediately available funds, resulting from payments made on our floorplan notes payable with excess cash.
     Real Estate Credit Facility
     On March 30, 2007, the Company entered into a five-year term real estate credit facility with Bank of America, N.A. (the “Mortgage Facility”), initially providing $75.0 million of financing for real estate expansion. In April 2007, the Company amended the Mortgage Facility expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions. The proceeds of the Mortgage Facility will be used primarily for acquisitions of real property and vehicle dealerships. The facility matures in March 2012. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount. As of June 30, 2007, borrowings under the facility totaled $75.1 million, with $3.8 million recorded as a current payable. The Company capitalized $1.2 million of related debt financing costs that will be amortized over the term of the facility.
     The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company which guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of June 30, 2007, available borrowings from the Mortgage Facility totaled $160.0 million.
     The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of June 30, 2007, the Company was in compliance with all such covenants.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7. PROPERTY AND EQUIPMENT:
     The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	June 30,	December 31,
	in Years	2007	2006
		(In thousands)
Land	—	$96,312	$66,383
Buildings	30 to 40	82,352	51,056
Leasehold improvements	7 to 15	62,429	57,526
Machinery and equipment	7 to 20	54,570	43,798
Furniture and fixtures	3 to 10	59,436	56,099
Company vehicles	3 to 5	10,775	9,980
Construction in progress		57,993	30,163

Total		423,867	315,005
Less accumulated depreciation and amortization		99,701	84,620

Property and equipment, net		$324,166	$230,385

     During the six months ended June 30, 2007, the Company acquired $48.9 million of fixed assets associated with dealership acquisitions, including $15.2 million for land and $28.0 million for buildings. In addition to these acquisitions, the Company incurred $55.8 million of capital expenditures, including $9.5 million for land and $37.1 million for construction of new or expanded facilities, of which a portion can be drawn against our Mortgage Facility based upon the applicable loan to value ratio.
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
     In August 2006, a manufacturer notified the Company of the results of a recently completed incentive and rebate-related audit at one of the Company’s dealerships. The manufacturer initially assessed a $3.1 million claim against the dealership for chargeback of alleged non-qualifying incentive and rebate awards. The dealership contested the alleged audit chargeback, and provided formal written notice to the manufacturer of the facts and circumstances surrounding such incentive and rebate programs. During the second quarter of 2007, the Company settled this claim with the manufacturer for the amount estimated and accrued as of March 31, 2007.
     Through relationships with insurance companies, the Company’s dealerships sell credit life insurance policies to its vehicle customers and receives payments for these services. Recently, allegations have been made against insurance companies with which the Company does business for failing to remit to credit life insurance policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of the Company’s Texas dealerships have received notice from one such insurance company indicating that the insurance company expects the dealerships to pay a portion of a settlement reached by the insurance company as a result of the allegations. The Company believes that it has meritorious defenses, which it will pursue.
     There are currently no legal or other proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Vehicle Service Contract Obligations
     While the Company is not an obligor under the vehicle service contracts it currently sells, it is an obligor under vehicle service contracts previously sold in two states. The contracts were sold to retail vehicle customers with terms, typically, ranging from two to seven years. The purchase price paid by the customer, net of the fee the Company received, was remitted to an administrator. The administrator set the pricing at a level adequate to fund expected future claims and their profit. Additionally, the administrator purchased insurance to further secure its ability to pay the claims under the contracts. The Company can become liable if the administrator and the insurance company are unable to fund future claims. Though the Company has never had to fund any claims related to these contracts, and reviews the credit worthiness of the administrator and the insurance company, it is unable to estimate the maximum potential claim exposure, but believes that it is unlikely that there will be any future obligation to fund claims on the contracts. The Company’s revenues related to these contracts were deferred at the time of sale and are being recognized over the life of the contracts. The amounts deferred are presented on the face of the balance sheets as deferred revenues.
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
     From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublease to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $24.3 million at June 30, 2007. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.
9. ACQUISITIONS AND DISPOSITIONS:
     During the six months ended June 30, 2007, the Company acquired three automobile dealership franchises located in Kansas and six franchises located in the United Kingdom. Total consideration paid of $111.1 million consisted of $78.5 million to the sellers and $32.6 million to the sellers’ financing sources to pay off outstanding floorplan borrowings, which we replaced with borrowings from our Revolving Credit Facility. Of the $78.5 million paid to the sellers, $43.2 million was for land and buildings. The accompanying consolidated balance sheet as of June 30, 2007, includes preliminary allocations of the purchase price for all of the acquired assets and liabilities assumed based on their estimated fair market values at the dates of acquisition and, are subject to final adjustment.
     Also during the six months ended June 30, 2007, the Company disposed of seven automobile dealership franchises for total consideration of $8.8 million. In January 2007, the Company terminated a franchise agreement with Ford for one of its dealerships located on the East Bank of New Orleans, Louisiana. Also in January 2007, the Company sold its Maxwell Chrysler store in Austin, Texas. In February 2007, the Company sold its Sandy Springs Ford store in Atlanta, Georgia and terminated the related facilities and dealer management system software leases with the respective lessors resulting in a $3.3 million charge. In March 2007, the Company terminated a Lotus franchise in Houston, Texas. In April 2007, the Company terminated a Lincoln and a Mercury franchise located in Atlanta, Georgia. In June 2007, the Company sold its Cadillac franchise in Lubbock, Texas.

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
Overview
     We are a leading operator in the $1.0 trillion automotive retailing industry. We own and operate 101 automotive dealerships, 139 franchises, and 28 collision service centers in the United States and three dealerships, six franchises and two collision centers in the United Kingdom as of June 30, 2007. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom.
     As of June 30, 2007, the Company’s retail network consisted of the following four regions (with the number of dealerships they comprised): (i) the Northeast (23 dealerships in Massachusetts, New Hampshire, New Jersey and New York), (ii) the Southeast (15 dealerships in Alabama, Florida, Georgia, Louisiana and Mississippi), (iii) the Central (51 dealerships in Kansas, New Mexico, Oklahoma and Texas), and (iv) the West (12 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer and a regional chief financial officer reporting directly to the Company’s Chief Financial Officer. In addition, our international operations consists of three dealerships in the United Kingdom also managed locally with direct reporting responsibilities to the Company’s corporate management team.
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
     For the three and six months ended June 30, 2007, we reported net income of $24.2 million and $41.7 million and diluted earnings per share of $1.01 and $1.74, respectively, compared to net income of $24.9 million and $47.2 million and diluted earnings per share of $1.00 and $1.91, respectively, during the comparable periods of 2006. Our 2007 results were negatively impacted by a $2.8 million after-tax charge for payments made during the first and second quarters in conjunction with the sale and lease termination of two of our domestic brand stores and a $0.2 million after-tax charge for the impairment of assets associated with one of the two stores.

Key Performance Indicators
     The following table highlights certain of the key performance indicators we use to manage our business:
     Consolidated Statistical Data

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2007	2006	2007	2006
Unit Sales
Retail Sales
New Vehicle	35,313	33,442	66,549	62,411
Used Vehicle	17,688	17,549	35,016	33,812

Total Retail Sales	53,001	50,991	101,565	96,223
Wholesale Sales	12,467	11,757	23,239	22,412

Total Vehicle Sales	65,468	62,748	124,804	118,635

Gross Margin
New Vehicle Retail	6.7%	7.3%	6.8%	7.4%
Used Vehicle	9.2%	9.7%	9.8%	10.0%
Parts and Service	54.8%	54.5%	54.2%	54.4%
Total Gross Margin	15.4%	15.6%	15.8%	16.2%
SG&A(1) as a % of Gross Profit	76.3%	75.1%	78.2%	75.6%
Operating Margin	3.3%	3.6%	3.1%	3.6%
Pretax Margin	2.2%	2.5%	2.0%	2.5%
Finance and Insurance
Revenues per Retail Unit Sold	$1,009	$926	$1,023	$989

(1)	Selling, general and administrative expenses.
     Our new vehicle retail unit sales increased for the three and six month periods ending June 30, 2007, as compared to the comparable periods of 2006, primarily impacted by recent acquisitions. We believe our results are generally consistent with the national retail performance of the brands we represent and the overall markets in which we operate, specifically reflecting strong performance from our Northeast region and Houston market area and weaker performance in our West region, reflective of market conditions. Our 2007 comparable unit sales were also negatively impacted by the New Orleans market, which bolstered our 2006 results following the post-Hurricane Katrina recovery efforts. New vehicle gross margin decreased from 7.3% for the three months ended June 30, 2006, to 6.7% for 2007, resulting in consolidated gross profit per new vehicle unit sold decreasing from $2,103 per unit in 2006, to $1,994 per unit in 2007. For the six months ended June 30, 2007, new vehicle gross margin declined 60 basis points to 6.8%, and gross profit per retail unit decreased 6.2% to $2,027. Contributing to our new vehicle gross margin decline, we continued to experience pressure on margins of all brands in our West region, as well as in our predominantly domestic markets. In addition, import margins were also lower, reflecting normal product aging and wider product availability.
     With respect to used vehicles, our used retail unit sales and revenues increased 0.8% and 5.9%, respectively, for the three months ended June 30, 2007, primarily impacted by recent acquisitions and offset, primarily, by volume declines in our predominantly domestic brand markets. Used retail gross profit declined 2.1% as a result of a 2.8% decrease in profit per used retail unit, primarily due to margin pressures on used trucks. Our used wholesale revenues declined 4.2% on 6.0% more units, while our loss per wholesale unit improved 16.1%. Despite the shift in used vehicle revenue mix to more retail business, the decline in retail profit per unit resulted in a 4.7% decrease in total gross profit per used vehicle unit sold for the quarter ended June 30, 2007, compared to 2006, and a 50 basis point decline in total used vehicle margins. Used retail units and sales were up for the six-month period ending June 30, 2007, 3.6% and 7.3%, respectively. Despite a 2.1% decline in gross profit per retail unit in first half of 2007, retail gross profit improved 1.3% primarily on the volume increase. Total used vehicle gross margin for the six months of 2007 declined 20 basis points from the prior year.
     Our consolidated parts and service gross margin improved 30 basis points between the second quarter of 2006 and 2007, as margins were positively impacted by the mix of our recent acquisitions and by recent pricing initiatives. For the first half of 2007, our consolidated parts and service margin decreased 20 basis points as our parts business grew at a faster rate than our service and collision businesses.

     Our consolidated finance and insurance (F&I) revenues improved from $926 per retail unit sold in the second quarter of 2006 to $1,009 in 2007, and from $989 in the first half of 2006 to $1,023 in 2007, due in large part to improvements in finance income, our cost structure for vehicle service contracts and other F&I products, and our chargeback experience.
     Our consolidated selling, general and administrative expenses (SG&A), as a percentage of gross profit, increased from 75.1% during the second three months of 2006, to 76.3% in 2007. This increase from 2006 to 2007 is primarily the combination of the decreases in gross margin noted above, $1.0 million in lease termination costs during the second quarter of 2007, as well as the benefit realized in the second quarter of 2006 from hurricane-related insurance proceeds, partially offset by a legal settlement. For the six months ended June 30, 2007, SG&A increased from 75.6% in 2006 to 78.2%. This increase is attributable to $4.9 million in lease termination costs during the first half of 2007, as well as accrued expenses associated with the standardization of our employee vacation policies as of January 1, 2007, and the net benefit in 2006 from the hurricane-related insurance proceeds and from gains on the sale of a franchises during the first half of 2006.
     The combination of all of these factors contributed to a 30 and 50 basis points decline in our operating margin in the second quarter and first half of 2007, respectively. Improvements in floorplan interest expense were offset by increases in other interest costs for both the three and six-month periods ended June 30, 2007, and, as a result, our pretax margin declined 30 and 50 basis points, respectively.
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

Results of Operations
     The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2007 and 2006, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods, and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last month it was owned. Same Store results also include the activities of the corporate office.
     The following table summarizes our combined Same Store results for the three and six months ended June 30, 2007, as compared to 2006.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Revenues
New vehicle retail	$932,294	(1.8)%	$949,528	$1,752,311	(2.0)%	$1,788,478
Used vehicle retail	265,114	(4.3)%	276,936	521,659	(1.8)%	531,095
Used vehicle wholesale	70,294	(15.4)%	83,065	134,155	(16.5)%	160,715
Parts and service	160,747	2.0%	157,666	320,040	2.3%	312,862
Finance, insurance and other	49,590	7.6%	46,097	96,028	3.9%	92,441

Total revenues	1,478,039	(2.3)%	1,513,292	2,824,193	(2.1)%	2,885,591
Cost of Sales
New vehicle retail	870,869	(1.1)%	880,567	1,634,387	(1.3)%	1,656,551
Used vehicle retail	232,905	(3.6)%	241,568	455,850	(1.4)%	462,379
Used vehicle wholesale	70,942	(15.2)%	83,616	134,042	(16.3)%	160,199
Parts and service	73,113	2.7%	71,217	147,357	4.0%	141,740

Total cost of sales	1,247,829	(2.3)%	1,276,968	2,371,636	(2.0)%	2,420,869

Gross Profit	$230,210	(2.6)%	$236,324	$452,557	(2.6)%	$464,722

Selling, General and Administrative Expenses	$176,070	(1.1)%	$178,020	$352,541	0.8%	$349,819
Depreciation and Amortization expenses	$4,223	0.6%	$4,199	$8,606	0.1%	$8,594
Floorplan Interest Expense	$10,344	(17.2)%	$12,486	$21,216	(10.8)%	$23,784
Gross Margin
New vehicle retail	6.6%		7.3%	6.7%		7.4%
Used vehicle	9.4%		9.7%	10.1%		10.0%
Parts and service	54.5%		54.8%	54.0%		54.7%
Total gross margin	15.6%		15.6%	16.0%		16.1%
SG&A as a % of Gross Profit	76.5%		75.3%	77.9%		75.3%
Operating Margin	3.4%		3.6%	3.2%		3.7%
Finance and Insurance
Revenues per Retail Unit Sold	$1,057	13.4%	$932	$1,071	8.0%	$992
     The discussion that follows provides explanation for the variances noted above. Each table presents, by primary income statement line item, comparative financial and non-financial data for our Same Store locations, Transactions and the consolidated company for the three and six months ended June 30, 2007 and 2006.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Retail Unit Sales
Same Stores	31,266	(4.6)%	32,761	58,546	(4.0)%	60,961
Transactions	4,047		681	8,003		1,450

Total	35,313	5.6%	33,442	66,549	6.6%	62,411

Retail Sales Revenues
Same Stores	$932,294	(1.8)%	$949,528	$1,752,311	(2.0)%	$1,788,478
Transactions	124,287		18,871	236,364		40,049

Total	$1,056,581	9.1%	$968,399	$1,988,675	8.8%	$1,828,527

Gross Profit
Same Stores	$61,425	(10.9)%	$68,961	$117,924	(10.6)%	$131,927
Transactions	8,986		1,351	16,967		2,899

Total	$70,411	0.1%	$70,312	$134,891	0.0%	$134,826

Gross Profit per Retail Unit Sold
Same Stores	$1,965	(6.7)%	$2,105	$2,014	(6.9)%	$2,164
Transactions	$2,220		$1,984	$2,120		$1,999
Total	$1,994	(5.2)%	$2,103	$2,027	(6.2)%	$2,160
Gross Margin
Same Stores	6.6%		7.3%	6.7%		7.4%
Transactions	7.2%		7.2%	7.2%		7.2%
Total	6.7%		7.3%	6.8%		7.4%
Inventory Days’ Supply (1)
Same Stores	58	(4.9)%	61	58	(4.9)%	61
Transactions	58			58
Total	58	(6.5)%	62	58	(6.5)%	62

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     For the three months ended June 30, 2007, as compared to 2006, new vehicle unit sales and sales revenue increased 5.6% and 9.1%, respectively, as Same Store declines were offset by the net contribution from units sold at dealerships acquired and disposed. Same Store comparisons continued to be challenging as post-Hurricane Katrina recovery efforts in the New Orleans market bolstered our comparable 2006 results. Further, economic trends in the California market continued to negatively affect our results in that region. On a Same Store basis, our new vehicle units decreased by 1,495 units, or 4.6%, reflecting continued weakness in the domestic brands and declines in import and domestic truck volume. Overall, our Same Store domestic and import nameplates experienced a 12.1% and 1.9% decrease in unit sales, respectively, partially offset by a 1.1% increase in luxury unit sales. Same Store revenues declined $17.2 million, or 1.8%, driven by the lower truck volumes and price pressure in many of our predominantly domestic markets. Same Store gross profit and gross margin declined 10.9% and 70 basis points, respectively, primarily reflecting margin pressures in our import brands, including Toyota and Honda, as a result of normal product aging and wider product availability.
     For the six months ended June 30, 2007, new vehicle unit sales and sales revenues increased 6.6% and 8.8%, respectively, as Same Store declines were again offset by the net contribution from units sold at dealerships acquired and disposed. With respect to Same Store new vehicle unit sales, we experienced a 12.5% and 0.7% decrease in our domestic and import nameplates, respectively, partially offset by a 2.0% increase in luxury unit sales. Truck volume was the primary driver of the decline in both domestic and import volume declines, while decreases in domestic car volume further contributed to the decline. Revenues and gross profit decreased 2.0% and 10.6%, respectively, as volume declines were amplified by price pressure in several of our import and domestic car brands. We believe our results are generally consistent with the national retail performance of the brands we represent and the overall markets in which we operate.

     The following table sets forth our top ten Same Store brands, based on retail unit sales volume:
     Same Store New Vehicle Unit Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Toyota/Scion	9,972	(2.2)%	10,192	18,129	(1.1)%	18,338
Ford	3,642	(14.5)	4,259	7,000	(16.4)	8,375
Nissan	2,931	(1.0)	2,960	5,667	0.3	5,649
Honda	2,897	2.1	2,837	5,254	2.2	5,143
Lexus	1,791	4.9	1,708	3,345	7.2	3,121
Chevrolet	1,549	(18.3)	1,897	3,095	(7.9)	3,362
Dodge	1,603	(8.5)	1,752	2,895	(11.4)	3,269
BMW	1,305	11.5	1,170	2,406	3.5	2,325
Mercedez-Benz	959	(6.5)	1,026	1,948	0.4	1,940
Jeep	812	28.9	630	1,464	13.1	1,295
Other	3,805	(12.1)	4,330	7,343	(9.8)	8,144

Total	31,266	(4.6)	32,761	58,546	(4.0)	60,961

     Although certain of our Same Store brand sales experienced year-over-year declines, others exceeded prior year sales highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands of which we sell. We anticipate that total industrywide sales of new vehicles throughout 2007 will be lower than 2006 and remain highly competitive. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.
     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 71.5% to 139.4% of our total floorplan interest expense over the past three years, with the current quarter’s assistance totaling 84.3%. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended June 30, 2007 and 2006, was $9.9 million and $9.7 million, respectively, while the assistance for the six months ended June 30, 2007 and 2006, was $19.0 million and $18.2 million, respectively.

     Finally, our days’ supply of new vehicle inventory decreased from 62 days’ supply at June 30, 2006, and 63 days’ supply at December 31, 2006, to 58 days’ supply at June 30, 2007, primarily reflecting planned reductions in domestic nameplates. Our domestic inventory was reduced to 82 days’ supply at June 30, 2007, while our import and luxury brands were at 52 days’ and 41 days’ supply, respectively. The following table sets forth the inventory days’ supply for our top ten brands, based on retail unit sales volume:
     Inventory Days’ Supply

	June 30,	December 31,	June 30,
	2007	2006	2006
Lexus	23	14	31
BMW	33	31	36
Mercedez-Benz	38	39	33
Toyota	45	47	36
Honda	49	55	36
Acura	60	45	68
Ford	70	114	96
Nissan	72	68	79
Dodge	80	74	120
Chevrolet	126	89	67
Total	58	63	62

Import	52	57	45
Domestic	82	99	100
Luxury	41	37	41

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Retail Unit Sales
Same Stores	15,636	(6.5)%	16,717	31,144	(3.3)%	32,223
Transactions	2,052		832	3,872		1,589

Total	17,688	0.8%	17,549	35,016	3.6%	33,812

Retail Sales Revenues
Same Stores	$265,114	(4.3)%	$276,936	$521,659	(1.8)%	$531,095
Transactions	41,660		12,824	74,829		24,585

Total	$306,774	5.9%	$289,760	$596,488	7.3%	$555,680

Gross Profit
Same Stores	$32,209	(8.9)%	$35,368	$65,809	(4.2)%	$68,716
Transactions	4,149		1,760	7,322		3,452

Total	$36,358	(2.1)%	$37,128	$73,131	1.3%	$72,168

Gross Profit per Retail Unit Sold
Same Stores	$2,060	(2.6)%	$2,116	$2,113	(0.9)%	$2,133
Transactions	$2,022		$2,115	$1,891		$2,172
Total	$2,056	(2.8)%	$2,116	$2,089	(2.1)%	$2,134

Gross Margin
Same Stores	12.1%		12.8%	12.6%		12.9%
Transactions	10.0%		13.7%	9.8%		14.0%
Total	11.9%		12.8%	12.3%		13.0%

Used Vehicle Wholesale Data (dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Wholesale Unit Sales
Same Stores	10,940	(2.8)%	11,252	20,380	(5.1)%	21,475
Transactions	1,527		505	2,859		937

Total	12,467	6.0%	11,757	23,239	3.7%	22,412

Wholesale Sales Revenues
Same Stores	$70,294	(15.4)%	$83,065	$134,155	(16.5)%	$160,715
Transactions	13,118		3,988	23,901		7,031

Total	$83,412	(4.2)%	$87,053	$158,056	(5.8)%	$167,746

Gross Profit (Loss)
Same Stores	$(648)	(17.6)%	$(551)	$113	(78.1)%	$516
Transactions	3		(179)	411		(267)

Total	$(645)	11.6%	$(730)	$524	110.4%	$249

Wholesale Profit (Loss) per Wholesale Unit Sold
Same Stores	$(59)	(20.4)%	$(49)	$6	(75.0)%	$24
Transactions	$2		$(354)	$144		$(285)
Total	$(52)	16.1%	$(62)	$23	109.1%	$11

Gross Margin
Same Stores	(0.9)%		(0.7)%	0.1%		0.3%
Transactions	0.0%		(4.5)%	1.7%		(3.8)%
Total	(0.8)%		(0.8)%	0.3%		0.1%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Used Vehicle Unit Sales
Same Stores	26,576	(5.0)%	27,969	51,524	(4.0)%	53,698
Transactions	3,579		1,337	6,731		2,526

Total	30,155	2.9%	29,306	58,255	3.6%	56,224

Sales Revenues
Same Stores	$335,408	(6.8)%	$360,001	$655,814	(5.2)%	$691,810
Transactions	54,778		16,812	98,730		31,616

Total	$390,186	3.5%	$376,813	$754,544	4.3%	$723,426

Gross Profit
Same Stores	$31,561	(9.4)%	$34,817	$65,922	(4.8)%	$69,232
Transactions	4,152		1,581	7,733		3,185

Total	$35,713	(1.9)%	$36,398	$73,655	1.7%	$72,417

Gross Profit per Used Vehicle
Unit Sold
Same Stores	$1,188	(4.6)%	$1,245	$1,279	(0.8)%	$1,289
Transactions	$1,160		$1,182	$1,149		$1,261
Total	$1,184	(4.7)%	$1,242	$1,264	(1.9)%	$1,288

Gross Margin
Same Stores	9.4%		9.7%	10.1%		10.0%
Transactions	7.6%		9.4%	7.8%		10.1%
Total	9.2%		9.7%	9.8%		10.0%

Inventory Days’ Supply (1)
Same Stores	28	(3.4)%	29	28	(3.4)%	29
Transactions	31			31
Total	29	0.0%	29	29	0.0%	29

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     Our used vehicle results are affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our efforts to effectively manage the level and quality of our overall used vehicle inventory. We continue to use our software as an enabler to implement our strategy to improve our overall used vehicle business by better managing our used vehicle inventory and identifying used retail units, and as a result our used vehicle mix continues to shift toward retail business. For the three months ended June 30, 2007, our overall used vehicle unit sales and revenues increased 2.9% and 3.5%, respectively, reflecting our recent acquisition activity, offset by volume and revenue declines of 5.0% and 6.8%, respectively, in our Same Store results. Our used vehicle gross profit decreased 1.9% overall, while Same Store gross profit decreased 9.4%. Total and Same Store used vehicle gross profit per unit sold declined 4.7% and 4.6%, respectively, while total and Same Store gross margin declined 50 and 30 basis points, respectively, as lower wholesale sales were more than offset by reduced retail margins on used trucks, which were impacted by higher manufacturer incentives on new trucks.
     As discussed in our new vehicle results, our New Orleans market experienced unusually strong activity in the second quarter and first half of 2006, as a result of post-hurricane recovery efforts, contributing to difficult comparisons with 2007 Same Store results. In the second quarter of 2007, our Same Store used retail units declined 6.5%, or 1,081 units, as used car and truck volume declined primarily in our predominant domestic markets. This domestic market volume decline also is the primary explanation of our used retail revenues declines of 4.3% to $265.1 million in the second quarter, partially offset by improvements in our certified pre-owned units. Same Store used retail gross profit decreased 8.9% from 2006, primarily explained by domestic car and truck volume decreases, as well as truck profit per unit declines. Our Same Store used retail gross margin decreased 70 basis points. Same Store wholesale sales decreased $12.8 million, or 15.4%, as we continued to implement our strategy of retailing a larger portion of our used units, resulting in a $0.1 million increase in our wholesale gross losses.
     Our days’ supply of used vehicle inventory was at 29 days at June 30, 2007, consistent with supply at June 30, 2006, and down from 31 days at December 31, 2006. Although we continuously work to optimize our used vehicle inventory levels, the 29 days’ supply at June 30, 2007, remains low and, in all likelihood, will need to be increased in the coming months to provide adequate supply and selection for the remainder of the summer selling season. We currently target a 37 days’ supply for maximum operating efficiency.
Parts and Service Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Parts and Service Revenues
Same Stores	$160,747	2.0%	$157,666	$320,040	2.3%	$312,862
Transactions	18,588		6,975	35,134		14,645

Total	$179,335	8.9%	$164,641	$355,174	8.4%	$327,507

Gross Profit
Same Stores	$87,634	1.4%	$86,449	$172,683	0.9%	$171,122
Transactions	10,729		3,310	19,968		6,970

Total	$98,363	9.6%	$89,759	$192,651	8.2%	$178,092

Gross Margin
Same Stores	54.5%		54.8%	54.0%		54.7%
Transactions	57.7%		47.5%	56.8%		47.6%
Total	54.8%		54.5%	54.2%		54.4%
     Overall, our parts and service revenues increased 8.9% and 8.4%, and gross profit improved 9.6% and 8.2%, for the three and six month periods, respectively, with the overall gross margin remaining relatively flat for both periods.
     During the three and six months ended June 30, 2007, our Same Store parts and service revenues increased 2.0% and 2.3%, respectively, as compared to 2006, primarily explained by increases in our customer pay (non-warranty) business, as well as increases in our wholesale parts business. These increases were partially offset by decreases in our warranty-related sales and our collision business. Same Store gross profit for the three and six months ended June 30, 2007, improved 1.4% and 0.9%, respectively, reflecting the increases and decreases in sales noted above. Declines in Same Store parts and service margins reflected the continued growth of our lower margin parts business at a faster pace than the growth in our higher margin service business.
     Our Same Store customer pay (non-warranty) sales, including collision, increased $2.8 million, or 3.0%, during the three months ended June 30, 2007, and $4.6 million, or 2.5%, during the six months ended June 30, 2007. We experienced increases in our customer pay (non-warranty) parts and service business, reflecting the impact of the initial implementation of several key internal initiatives. Further, the improvements in our customer pay (non-warranty) parts and service business correlate with the brand mix of our new vehicle sales that is heavily weighted towards import and luxury lines, including Toyota, Honda, Mercedes-Benz, Lexus and BMW, and was partially driven by the increases in previous years that we have experienced in new vehicle volume in these brands. These increases were partially offset by a decline in collision revenues, which was primarily attributable to the closing of two collision centers during 2007.
     We experienced declines in our Same Store warranty sales, of $1.3 million, or 4.2%, for the three months ended June 30, 2007, and $2.3 million, or 3.8%, for the six months ended June 30, 2007. The decline in warranty business was primarily the result of changes in free service programs offered by some luxury brands suspended in late-2006 and 2007 and the financial benefit received in 2006 from some specific manufacturer quality issues, primarily Mercedes-Benz, Nissan and Ford, that were remedied during 2006.
     Our Same Store wholesale parts sales improved $1.5 million, or 4.5%, for the three months ended June 30, 2007, and $4.9 million, or 7.3%, for the six months ended June 30, 2007, as we continue to expand our wholesale parts operations in Oklahoma.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Retail New and Used
Unit Sales
Same Stores	46,902	(5.2)%	49,478	89,690	(3.7)%	93,184
Transactions	6,099		1,513	11,875		3,039

Total	53,001	3.9%	50,991	101,565	5.6%	96,223

Retail Finance Fees
Same Stores	$19,602	8.6%	$18,045	$37,676	9.5%	$34,399
Transactions	1,774		426	3,504		1,099

Total	$21,376	15.7%	$18,471	$41,180	16.0%	$35,498

Vehicle Service Contract Fees
Same Stores	$17,069	4.1%	$16,393	$34,906	(1.1)%	$35,311
Transactions	1,186		336	2,461		929

Total	$18,255	9.1%	$16,729	$37,367	3.1%	$36,240

Insurance and Other
Same Stores	$12,919	10.8%	$11,659	$23,446	3.1%	$22,731
Transactions	937		334	1,941		682

Total	$13,856	15.5%	$11,993	$25,387	8.4%	$23,413

Total
Same Stores	$49,590	7.6%	$46,097	$96,028	3.9%	$92,441
Transactions	3,897		1,096	7,906		2,710

Total	$53,487	13.3%	$47,193	$103,934	9.2%	$95,151

Finance and Insurance
Revenues per Unit Sold
Same Stores	$1,057	13.4%	$932	$1,071	8.0%	$992
Transactions	$639		$724	$666		$892
Total	$1,009	9.0%	$926	$1,023	3.4%	$989
     Overall, our finance and insurance revenues improved 13.3% and 9.2% for the three and six month periods ending June 30, 2007, as compared to 2006, on higher revenues per unit sold and a 3.9% and 5.6% increase, respectively, in retail unit sales.
     Our finance and insurance revenues per retail unit sold increased 9.0% during the three months ended June 30, 2007, as compared to 2006, due to a 13.4% increase in Same Store results, partially offset by the net impact of recent acquisitions and dispositions, which generally had lower penetration of finance and insurance products on sales of new and used vehicles than our existing stores. For the six months ended June 30, 2007, we experienced a 3.4% increase in finance and insurance revenues per retail unit sold, resulting from a 8.0% increase in Same Store results, also offset by the impact from recent acquisitions and dispositions.
     During the three and six months ended June 30, 2007, although we saw decreases in our Same Store retail unit sales of 5.2% and 3.7%, respectively, our Same Store retail finance fee income increased 8.6% and 9.5%, respectively, as compared to 2006. The three month increase was due primarily to an 11.9% increase in revenue per contract sold and a $0.5 million decrease in chargeback expense, whereas the six month increase was due primarily to an 11.1% increase in revenue per contract sold and a $0.8 million decrease in chargeback expense. The decrease in chargeback expense was due to a decrease in customer refinancing activity, in which a customer obtains a new, lower rate loan from a third-party source in order to replace the original loan chosen by the customer to obtain upfront manufacturer incentives. In addition, with the decline in manufacturer provided financing incentives, we were able to present a greater range of financing sources to our customers, thereby yielding an overall increase in finance fee income.
     Our Same Store vehicle service contract fees increased 4.1% during the three months ended June 30, 2007, as compared to 2006, primarily due to a 12.8% increase in revenue per contract sold and a $0.4 million decrease in chargeback expense. The increase in revenue per contract sold for the second quarter of 2007 is attributable to an improved pricing structure that was negotiated with one of our major service contract vendors and implemented in our Central region during the quarter. This improved pricing structure will be rolled out to the rest of the regions during the second half of 2007. For the six month period,

Same Store vehicle service contract fees decreased 1.1% primarily due to a 150 basis point reduction in our penetration rates and lower retail unit sales.
Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Personnel
Same Stores	$105,155	(0.7)%	$105,929	$211,259	0.6%	$210,061
Transactions	13,012		3,889	24,428		8,335

Total	$118,167	7.6%	$109,818	$235,687	7.9%	$218,396

Advertising
Same Stores	$13,497	(14.0)%	$15,699	$26,988	(9.9)%	$29,951
Transactions	1,892		1,127	3,737		2,250

Total	$15,389	(8.5)%	$16,826	$30,725	(4.6)%	$32,201

Rent and Facility Costs
Same Stores	$22,468	1.1%	$22,227	$45,748	1.3%	$45,140
Transactions	1,762		1,718	2,941		3,413

Total	$24,230	1.2%	$23,945	$48,689	0.3%	$48,553

Other SG&A
Same Stores	$34,950	2.3%	$34,165	$68,546	6.0%	$64,667
Transactions	4,037		(1,810)	11,289		(397)

Total	$38,987	20.5%	$32,355	$79,835	24.2%	$64,270

Total SG&A
Same Stores	$176,070	(1.1)%	$178,020	$352,541	0.8%	$349,819
Transactions	20,703		4,924	42,395		13,601

Total	$196,773	7.6%	$182,944	$394,936	8.7%	$363,420

Total Gross Profit
Same Stores	$230,210	(2.6)%	$236,324	$452,557	(2.6)%	$464,722
Transactions	27,764		7,338	52,574		15,764

Total	$257,974	5.9%	$243,662	$505,131	5.1%	$480,486

SG&A as % of Gross Profit
Same Stores	76.5%		75.3%	77.9%		75.3%
Transactions	74.6%		67.1%	80.6%		86.3%
Total	76.3%		75.1%	78.2%		75.6%

Approximate Number of Employees at June 30,	9,200		8,200	9,200		8,200
     Our selling, general and administrative (SG&A) expenses consist primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that our personnel and advertising expenses are variable and can be adjusted in response to changing business conditions. In such a case, however, it may take us several months to adjust our cost structure, or we may elect not to alter a variable component, such as advertising expenses.
     Although we expect our overall cost structure to remain lower than prior periods’, our SG&A as a percentage of gross profit ratio is strongly influenced by the level of gross profit we realize. SG&A expenses increased as a percentage of gross profit from 75.1% and 75.6% during the three and six months ended June 30, 2006, respectively, to 76.3% and 78.2% for the comparable periods of 2007. This increase for the second quarter of 2007 resulted from the combination of a decrease in overall gross margin, a 2007 pretax charge of $1.0 million related to lease termination costs, offset by a $0.6 million gain on disposals, and 2006 benefits of $6.5 million in insurance related adjustments and $1.2 million from gain on disposals, offset by a $1.1 million charge for severance costs and a $4.5 million legal settlement. Excluding these items, SG&A was 76.1% of gross profit for the second quarter of 2007 compared to 76.0% in 2006. Lease termination costs for the six months ended June 30, 2007, totaled $4.9 million and the Company recognized a $2.3 million pretax accrual related to the standardization of our employee vacation policies as of January 1, 2007, during the first half of 2007. The Company recorded an additional $1.3 million pretax gain on the disposal of a franchise during the first quarter of 2006. Excluding all of these items from the first half of each respective period, SG&A as a percent of gross profit was 76.9% for the six months ended June 30, 2007, compared to 76.4% in 2006.
     Same Store advertising expenses declined 14.0% for the second quarter of 2007 and 9.9% for the first half of 2007 compared to 2006, primarily as a result of initiatives designed to maximize our buying power and our market concentration. Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities.
Depreciation and Amortization Expense
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Same Stores	$4,223	0.6%	$4,199	$8,606	0.1%	$8,594
Transactions	994		173	1,459		341

Total	$5,217	19.3%	$4,372	$10,065	12.6%	$8,935

     Our Same Store depreciation and amortization expense remained relatively consistent between periods.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Same Stores	$10,344	(17.2)%	$12,486	$21,216	(10.8)%	$23,784
Transactions	1,458		547	2,824		1,094

Total	$11,802	(9.4)%	$13,033	$24,040	(3.4)%	$24,878

Memo:
Manufacturer’s assistance	$9,947	2.6%	$9,691	$19,035	4.8%	$18,162
     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. Our Same Store floorplan interest expense decreased during the three months ended June 30, 2007, compared to 2006, primarily as a result of an approximate $102.3 million decrease in weighted average floorplan borrowings outstanding between the periods, as we continue to emphasize effective management of our inventory levels, in addition to a 15 basis-point decrease in weighted average interest rates. For the six months ended June 30, 2007, the decrease in floorplan interest expense was primarily the result of a $92.5 million decrease in weighted average floorplan borrowings outstanding, partially offset by an approximate 33 basis-point increase in weighted average interest rates. Both the quarter and year-to-date periods ended June 30, 2007, benefited from the paydown of floorplan borrowings with excess cash on hand.
Other Interest Expense, net
     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, increased $2.8 million, or 70.9%, to $6.8 million for the three months ended June 30, 2007, from $4.0 million for the three months ended June 30, 2006. This increase was primarily due to an approximate $316.1 million increase in weighted average borrowings outstanding between the periods resulting from the issuance of the Convertible Notes at the end of the second quarter of 2006, as well as the additional borrowings associated with the Mortgage Facility initiated at the end of the first quarter of 2007. These increases were partially offset by a 312 basis-point decrease in weighted average interest rates, which is primarily related to the lower interest bearing Convertible Notes. For the six months ended June 30, 2007, interest expense increased $4.1 million, or 50.7%, to $12.0 million from $8.0 million for the six months ended June 30, 2006. This increase was primarily due to an approximate $296.5 million increase in weighted average borrowings outstanding between the periods, also relating to the Convertible Notes and the Mortgage Facility, partially offset by a 374 basis-point decrease in weighted average interest rates, primarily related to the lower interest bearing Convertible Notes.
Provision for Income Taxes
     Our provision for income taxes decreased $1.3 million and $5.6 million for the three and six months ended June 30, 2007, from 2006. For the three and six months ended June 30, 2007, our effective tax rate decreased to 34.7% and 34.8%, respectively from 36.3% and 37.1% for the three and six months ended June 30, 2006, respectively, due primarily to the benefit received from tax-deductible goodwill related to dealership dispositions.

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
Sources of Liquidity and Capital Resources
     Cash on Hand. As of June 30, 2007, our total cash on hand was $51.5 million. In addition, we have paid down an additional $124.1 million on our Floorplan Line of our Revolving Credit Facility that is immediately available.
     Cash Flows. The following table sets forth selected information from our statements of cash flow:

	For the Six
	Months Ended June 30,
	2007	2006
	(In thousands)
Net cash provided by (used in) operating activities	$(39,302)	$54,388
Net cash used in investing activities	(154,805)	(37,433)
Net cash provided by financing activities	206,305	22,804
Effect of interest rate changes on cash	(9)	—

Net increase in cash and cash equivalents	$12,189	$39,759

     Operating activities. For the six months ended June 30, 2007, we used $39.3 million in net cash, primarily driven by a $150.7 million decrease in floorplan notes payable associated with manufacturer affiliates. This was driven by our decision not to renew the DaimlerChrysler Facility during the period, whereas $112.1 million was paid to close the facility with borrowings from our revolving credit facility. The cash used to pay down our floorplan notes payable was partially offset by an increase in cash provided by net income, after adding back depreciation and amortization and other non-cash charges, and other working capital changes.
     For the six months ended June 30, 2006, we received $54.4 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges.
     Investing activities. During the first six months of 2007, we used approximately $154.8 million in investing activities. We used $111.1 million for acquisitions, net of cash received, and $55.8 million for capital expenditures. Of the $111.1 million used for acquisitions, $78.5 million was paid to the sellers, including $43.2 million for land and buildings, and $32.6 million was used to pay off the sellers’ floorplan borrowings. Approximately $9.5 million of the capital expenditures was for the purchase of land and $37.1 million was for the purchase or construction of new or expanded facilities (see Note 7 to the consolidated financial statements). Partially offsetting these uses was approximately $9.7 million in proceeds from sales of franchises and other property and equipment.
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
     Financing activities. We obtained approximately $206.3 million in financing activities during the six months ended June 30, 2007, primarily from floorplan borrowings under our Revolving Credit Facility. As discussed above, $112.1 million was borrowed to pay off our DaimlerChrysler Facility. We also obtained $75.1 million from a new mortgage facility.
     We obtained approximately $22.8 million from financing activities during the six months ended June 30, 2006, primarily from $281.0 million of net proceeds from the issuance of our 2.25% Convertible Notes, $80.6 million of proceeds from the sale of warrants, and $19.6 million of proceeds from the issuance of common stock to benefit plans. Offsetting these receipts was $116.3 million used to purchase calls on our common stock, $53.7 million used to repurchase outstanding common stock, and $179.7 million used to repay outstanding borrowings under the floorplan line of our syndicated credit facility.
     Working Capital. At June 30, 2007, we had $218.0 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, also subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures and/or general corporate purposes. At June 30, 2007, we had $124.1 million of immediately available funds as a result of payments made on our floorplan notes payable with excess cash.
     Credit Facilities. Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. As of June 30, 2007, we had three facilities providing us $1.35 billion of borrowing capacity for inventory floorplan financing, $235.0 million for real estate purchases, and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.
     Revolving Credit Facility. In March 2007, we amended our revolving credit facility, expanding it by $400.0 million to a total of $1.3 billion, in order to increase our inventory borrowing capacity and reduce our overall cost of capital. This facility, which is now comprised of 19 major financial institutions and three manufacturer captive finance companies (Toyota, Nissan and BMW), matures in March 2012. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for floorplan financing, which we refer to as the Floorplan Line, and $350.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the Acquisition Line. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150.0 to 225.0 basis points, depending on our leverage ratio.
     Our Revolving Credit Facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements. We were in compliance with these covenants at June 30, 2007. Additionally, under the terms of our Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company.
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
     Real Estate Credit Facility. In March 2007, we completed an initial $75.0 million, five-year real estate credit facility with Bank of America, N.A. In April 2007, we amended this facility expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions. We refer to this facility as the Mortgage Facility. The Mortgage Facility will be used for general working capital, capital expenditures, and acquisitions of real estate and dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel of property. Current borrowings under the facility total $75.1 million. The Mortgage Facility matures in March 2012 and bears interest at a rate equal to LIBOR plus 105.0 basis points.
     DaimlerChrysler Facility. On February 28, 2007, the DaimlerChrysler Facility matured. The facility provided for up to $300.0 million of financing for our entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory. We used available funds from our Floorplan Line to pay off the outstanding balance on the maturity date and will continue to use the Floorplan Line to finance our Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory.

     The following table summarizes the current position of our credit facilities as of June 30, 2007:

	Total
Credit Facility	Commitment	Outstanding	Available
		(in thousands)
Floorplan Line(1)	$1,000,000	$595,070	$404,930
Acquisition Line(2)	350,000	18,000	332,000

Total Revolving Credit Facility	1,350,000	613,070	736,930
FMCC Facility	300,000	104,865	195,135
Mortgage Facility	235,000	75,050	159,950

Total Credit Facilities(3)	$1,885,000	$792,985	$1,092,015

(1)	The available balance at June 30, 2007, includes $124.1 million of immediately available funds.

(2)	The outstanding balance at June 30, 2007, includes $18.0 million of letters of credit.

(3)	Outstanding balance excludes $29.9 million of borrowings with manufacturer-affiliates for rental vehicle financing not associated with any of the Company’s credit facilities.
Uses of Liquidity and Capital Resources
     Capital Expenditures. Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, significant growth in sales at an existing facility, manufacturer imaging programs, or new franchises being granted to us by a manufacturer. During 2007, we plan to invest approximately $80.0 million, primarily to expand or relocate existing facilities, add service capacity and perform manufacturer required imaging projects at some locations.
     Acquisitions. Our acquisition target for 2007 is to complete strategic acquisitions that have approximately $600.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, our Mortgage Facility and our Acquisition Line. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. Thus, our acquisition target of $600.0 million in revenues is expected to cost us between $120.0 and $150.0 million, excluding the amounts incurred to finance vehicle inventories and purchase related real estate. Since January 1, 2007, we have completed the acquisition of nine franchises with expected annual revenues of approximately $303.0 million.
     Stock Repurchases. In March 2006, the Company’s Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to the Company’s employee stock purchase plan. The Company currently expects these approved repurchases to total approximately 130,000 shares during 2007. Pursuant to this authorization, a total of 75,000 shares were repurchased in March 2007, at a cost of approximately $3.0 million. Approximately $2.3 million of the funds for such repurchases came from employee contributions during the six month period. Further, in April 2007, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of its common shares. Pursuant to this authorization, a total of 321,400 shares were repurchased during the first six months of 2007, at a cost of approximately $13.0 million.
     Dividends. During the first six months of 2007, our Board of Directors declared dividends of $0.14 per common share for both the fourth quarter of 2006 and the first quarter of 2007. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $6.8 million in the first six months of 2007. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
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

Cautionary Statement about Forward-Looking Statements
     This quarterly report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information includes statements regarding our plans, goals, or current expectations with respect to, among other things:
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
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
•	the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, DaimlerChrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, advertising or other assistance to us;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.
     These factors, as well as additional factors that could affect our operating results and performance are described in our Form 10-K for the year ended December 31, 2006, under the headings “Business – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere within this quarterly report.
     We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information about our market sensitive financial instruments updates was provided as of December 31, 2006, in our Annual Report on Form 10-K. There have been no significant changes in our market risk from those disclosed at that time during the three months ended June 30, 2007.
Item 4. Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
     During the three months ended June 30, 2007, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
     In August 2006, a manufacturer notified the Company of the results of a recently completed incentive and rebate-related audit at one of the Company’s dealerships. The manufacturer initially assessed a $3.1 million claim against the dealership for chargeback of alleged non-qualifying incentive and rebate awards. The dealership contested the alleged audit chargeback, and provided formal written notice to the manufacturer of the facts and circumstances surrounding such incentive and rebate programs. During the second quarter of 2007, the Company settled this claim with the manufacturer for the amount estimated and accrued as of March 31, 2007.
     Through relationships with insurance companies, the Company’s dealerships sell credit life insurance policies to its vehicle customers and receives payments for these services. Recently, allegations have been made against insurance companies with which the Company does business for failing to remit to credit life insurance policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of the Company’s Texas dealerships have received notice from one such insurance company indicating that the insurance company expects the dealerships to pay a portion of a settlement reached by the insurance company as a result of the allegations. The Company believes that it has meritorious defenses, which it will pursue.
     There are currently no legal or other proceedings pending against or involving the Company that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors
     There have been no material changes in our risk factors as previously disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In April 2007, our Board of Directors authorized us to repurchase up to $30.0 million of common stock. The following table summarizes the share repurchases, which occurred during the most recently completed quarter.

			Total Number of	Maximum Value of
			Shares Purchased	Shares That May be
	Total Number of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Repurchased	Paid per Share	Announced Plan	the Plan
				(thousands)
Beginning dollar amount available for repurchases as of April 1, 2007				$30,000
April 1 - 30, 2007	15,900	$41.80	15,900	(665)
May 1 - 31, 2007	232,000	$40.24	232,000	(9,336)
June 1 - 30, 2007	73,500	$40.69	73,500	(2,991)

Total shares repurchased	321,400		321,400	(12,992)

Ending dollar amount available for repurchases as of June 30, 2007				$17,008

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the May 17, 2007, Annual Meeting of Stockholders, our stockholders voted on three matters.
1.	Election of three directors:

The stockholders elected three (3) nominees as directors for a three-year term based on the following voting results:

	Votes Cast:
Nominees Elected	For	Withheld
John L. Adams	20,867,503	1,812,805
J. Terry Strange	20,048,102	2,632,206
Max P. Watson, Jr.	20,791,533	1,888,775
Our other continuing directors are:
Earl J. Hesterberg
Louis E. Lataif
Stephen D. Quinn
2.	Ratification of the appointment of Ernst & Young LLP as Independent Auditors:

The stockholders ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ended December 31, 2007. The results of the voting were as follows:

For	22,671,380
Against	4,830
Abstain	4,099

3.	Approval to amend and restate the Group 1 Automotive, Inc. 1996 Stock Incentive Plan:

The stockholders approved an amendment and restatement to the Group 1 Automotive, Inc. 1996 Stock Incentive Plan, subsequently renamed the Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, to, among other things, (i) increase the number of shares available for issuance under the plan from 5,500,000 to 6,500,000 shares, and (ii) extend the duration of the plan to March 8, 2017. The results of the voting were as follows:

For	18,554,078
Against	2,937,570
Broker Non-votes	1,177,684
Abstain	10,976
Item 5. Other Information
     None.
Item 6. Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

3.2	Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.3 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

10.1†	Amended and Restated Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on May 17, 2007).

10.2	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007).

10.3†*	Form of Performance-Based Restricted Stock Agreement.

11.1	Statement re: computation of earnings per share is included under Note 4 to the financial statements.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement

*	Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Group 1 Automotive, Inc.

August 7, 2007	By:	/s/ John C. Rickel

Date		John C. Rickel
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

3.2	Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.3 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

10.1†	Amended and Restated Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on May 17, 2007).

10.2	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007).

10.3†*	Form of Performance-Based Restricted Stock Agreement.

11.1	Statement re: computation of earnings per share is included under Note 4 to the financial statements.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement

*	Filed or furnished herewith