Form 10-Q
period 2007-09-30
GROUP 1 AUTOMOTIVE INC
filed 2007-11-08
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, the Company had 22,777,750 shares of common stock, par value $.01, outstanding.

Part I. Financial Information
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,579	$39,313
Contracts-in-transit and vehicle receivables, net	158,965	189,004
Accounts and notes receivable, net	81,192	76,793
Inventories	793,563	830,628
Deferred income taxes	20,132	17,176
Prepaid expenses and other current assets	12,558	25,098

Total current assets	1,144,989	1,178,012

PROPERTY AND EQUIPMENT, net	380,162	230,385
GOODWILL	445,496	426,439
INTANGIBLE FRANCHISE RIGHTS	261,021	249,886
OTHER ASSETS	25,728	29,233

Total assets	$2,257,396	$2,113,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$598,167	$437,288
Floorplan notes payable — manufacturer affiliates	143,044	287,978
Current maturities of long-term debt	11,350	854
Accounts payable	134,719	117,536
Accrued expenses	108,622	97,302

Total current liabilities	995,902	940,958

LONG-TERM DEBT, net of current maturities	509,351	428,639
DEFERRED INCOME TAXES	17,662	2,787
OTHER LIABILITIES	29,111	27,826

Total liabilities before deferred revenues	1,552,026	1,400,210

DEFERRED REVENUES	17,224	20,905
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 25,272 and 25,165 issued, respectively	253	252
Additional paid-in capital	294,478	292,278
Retained earnings	500,417	448,115
Accumulated other comprehensive income (loss)	(1,434)	591
Treasury stock, at cost; 2,496 and 904 shares, respectively	(105,568)	(48,396)

Total stockholders’ equity	688,146	692,840

Total liabilities and stockholders’ equity	$2,257,396	$2,113,955

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
New vehicle retail sales	$1,042,442	$1,009,300	$3,031,117	$2,837,827
Used vehicle retail sales	298,257	292,931	894,745	848,611
Used vehicle wholesale sales	86,833	83,264	244,889	251,010
Parts and service sales	179,416	165,296	534,590	492,803
Finance, insurance and other, net	54,357	51,021	158,291	146,172

Total revenues	1,661,305	1,601,812	4,863,632	4,576,423

COST OF SALES:
New vehicle retail sales	972,547	937,629	2,826,331	2,631,330
Used vehicle retail sales	263,717	254,648	787,074	738,160
Used vehicle wholesale sales	88,304	84,757	245,836	252,254
Parts and service sales	79,482	74,930	242,005	224,345

Total cost of sales	1,404,050	1,351,964	4,101,246	3,846,089

GROSS PROFIT	257,255	249,848	762,386	730,334

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	198,368	188,043	593,304	551,463
DEPRECIATION AND AMORTIZATION EXPENSE	5,506	4,449	15,571	13,384
ASSET IMPAIRMENTS	345	—	701	—

INCOME FROM OPERATIONS	53,036	57,356	152,810	165,487

OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(11,842)	(10,065)	(35,882)	(34,943)
Other interest expense, net	(6,380)	(5,366)	(18,417)	(13,353)
Other income and (expenses), net	(1,410)	(122)	(1,218)	(367)

INCOME BEFORE INCOME TAXES	33,404	41,803	97,293	116,824
PROVISION FOR INCOME TAXES	12,588	15,383	34,814	43,221

NET INCOME	$20,816	$26,420	$62,479	$73,603

EARNINGS PER SHARE:
Basic	$0.90	$1.11	$2.65	$3.05
Diluted	$0.90	$1.10	$2.63	$3.01

CASH DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.42	$0.41

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,110	23,796	23,580	24,131
Diluted	23,229	24,009	23,730	24,432
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,479	$73,603
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	701	—
Depreciation and amortization	15,571	13,384
Other	22,031	17,402
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	30,152	42,102
Accounts and notes receivable	(3,609)	9,295
Inventories	77,899	12,708
Prepaid expenses and other assets	13,179	8,624
Floorplan notes payable — manufacturer affiliates	(142,827)	(18,190)
Accounts payable and accrued expenses	17,495	(27,259)
Deferred revenues	(3,681)	(4,268)

Net cash provided by operating activities	89,390	127,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(119,021)	(50,633)
Cash paid in acquisitions, net of cash received (See Note 9)	(111,394)	(191,120)
Proceeds from sales of franchises, property and equipment	16,888	51,015
Other	2,633	(1,404)

Net cash used in investing activities	(210,894)	(192,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	4,114,854	3,407,021
Repayments on credit facility — Floorplan Line	(3,953,975)	(3,534,731)
Borrowings on credit facility — Acquisition Line	—	15,000
Repayments on credit facility — Acquisition Line	—	(15,000)
Repayments on other facilities for divestitures	(2,498)	(4,880)
Principal payments of long-term debt	(2,445)	(555)
Borrowings of long-term debt	114,285	—
Proceeds from issuance of 2.25% Convertible Notes	—	287,500
Debt issue costs	(3,630)	(6,721)
Purchase of equity calls	—	(116,251)
Sale of equity warrants	—	80,551
Proceeds from issuance of common stock to benefit plans	4,150	21,913
Excess tax benefits from stock-based compensation	136	3,498
Repurchases of common stock, amounts based on settlement date	(63,038)	(54,582)
Dividends paid	(10,177)	(10,033)
Repurchase of senior subordinated notes	(36,865)	(10,827)

Net cash provided by financing activities	160,797	61,903
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(27)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,266	(2,838)
CASH AND CASH EQUIVALENTS, beginning of period	39,313	37,695

CASH AND CASH EQUIVALENTS, end of period	$78,579	$34,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$69,383	$59,683
Income taxes, net of refunds received	$8,357	$22,659
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Losses on	Gains on	Gains on
	Common Stock		Paid-in	Retained	Interest	Marketable	Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
BALANCE, December 31, 2006	25,165	$252	$292,278	$448,115	$797	$(206)	$—	$(48,396)	$692,840

Comprehensive income:
Net income	—	—	—	62,479	—	—	—	—	62,479
Interest rate swap adjustment, net of tax benefit of $2,189	—	—	—	—	(3,648)	—	—	—	(3,648)
Gain on investments, net of tax expense of $20	—	—	—	—	—	34	—	—	34
Unrealized gain on currency translation	—	—	—	—	—	—	1,589	—	1,589

Total comprehensive income									60,454
Purchases of treasury stock	—	—	—	—	—	—	—	(63,038)	(63,038)
Issuance of common and treasury shares to employee benefit plans	6	—	(1,716)	—	—	—	—	5,866	4,150
Issuance of restricted stock	129	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(28)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,678	—	—	—	—	—	3,678
Tax benefit from options exercised and the vesting of restricted shares	—	—	239	—	—	—	—	—	239
Cash dividends	—	—	—	(10,177)	—	—	—	—	(10,177)

BALANCE, September 30, 2007	25,272	$253	$294,478	$500,417	$(2,851)	$(172)	$1,589	$(105,568)	$688,146

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
     As of September 30, 2007, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (36 dealerships in Alabama, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey and New York), (ii) the Central (50 dealerships in Kansas, New Mexico, Oklahoma and Texas), and (iii) the Western (10 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer and a regional chief financial officer reporting directly to the Company’s Chief Financial Officer. In addition, our international operations consist of three dealerships in the United Kingdom also managed locally with direct reporting responsibilities to the Company’s corporate management team.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Basis of Presentation
     All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The initial allocations of purchase price to the assets acquired and liabilities assumed are preliminary and are assigned and recorded based on estimates of fair value at the dates of acquisition. These initial allocations are subject to final adjustment. All intercompany balances and transactions have been eliminated in consolidation.
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
     Statements of Cash Flows
     With respect to all new vehicle floorplan borrowings, vehicle manufacturers draft the Company’s credit facilities directly with no cash flow to or from the Company.  With respect to borrowings for used vehicle financing, the Company chooses which vehicles to finance and the funds flow directly to the Company from the lender.  All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to affiliated lenders participating in our syndicated lending group) are presented within cash flows from operating activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under the revolving credit facility (including the cash flows from or to affiliated lenders participating in the facility) are presented within cash flows from financing activities.
     Income Taxes
     Currently, the Company operates in 14 different states in the U.S. and one other country, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
     The effective income tax rate of 37.7% of pretax income for the three months ended September 30, 2007, differed from the federal statutory rate of 35%, and the Company’s effective income tax rate of 36.8% for the three months ended September 30, 2006, due primarily to increases attributable to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and the impact of a change in the mix of the Company’s pretax income from taxable state jurisdictions. The effective tax rate of 35.8% for the nine months ended September 30, 2007, differed from the federal statutory rate and the Company’s effective income tax rate of 37.0% for the nine months ended September 30, 2006, due primarily to the increases noted above, and offset for the nine months ended September 30, 2007, primarily by the benefit received from tax-deductible goodwill related to dealership dispositions.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s option grants include options that qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options may cause variability in the Company’s effective tax rate in future periods. In the period in which compensation cost related to incentive stock options is recorded in accordance with SFAS 123(R), a corresponding tax benefit is not recorded, as based on the design of these incentive stock options, the Company is not expected to receive a tax deduction related to such incentive stock options when exercised. However, if upon exercise the incentive stock options fail to continue to meet the qualifications for treatment as incentive stock options, the Company may be eligible for certain tax deductions in subsequent periods. In those cases, the Company would record a tax benefit for the lower of the actual income tax deduction or the amount of the corresponding cumulative stock compensation cost recorded in the financial statements for the particular options multiplied by the statutory tax rate.
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
     Foreign Currency Translation
     The functional currency for our foreign subsidiaries is the Pounds Sterling. The financial statements of all our foreign subsidiaries have been translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.
     Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on its future results of operations or financial position.
     In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including the Company’s 2.25% Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the Company’s 2.25% Convertible Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on the Company’s balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25%

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Convertible Notes using an effective interest rate method of amortization. This Proposed FSP, if issued in its current state, would be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented. The Company is currently evaluating the proposed new rules and its impact on the Company’s current accounting for the 2.25% Convertible Notes. However, if the Proposed FSP is adopted in its current form, the Company expects to recognize additional interest expense starting in 2008 due to the interest expense accretion associated with the 2.25% Convertible Notes and to report greater than previously reported interest expense in all prior periods presented due to retrospective application.
     Reclassifications
     Certain reclassifications have been made to the prior period to conform to the current period presentation.
3. STOCK-BASED COMPENSATION
     The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan and 1998 Employee Stock Purchase Plan, as amended.
     2007 Long Term Incentive Plan
     In March 2007, the Company’s Board of Directors adopted an amendment and restatement of the 1996 Stock Incentive Plan to, among other things, rename the plan as the “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan,” increase the number of shares of common stock available for issuance under the plan from 5.5 million to 6.5 million shares and extend the duration of the plan from March 9, 2014, to March 8, 2017. The 2007 Long Term Incentive Plan reserves shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards to directors, officers and other employees of the Company and its subsidiaries at the market price at the date of grant. As of September 30, 2007, there were 2,095,534 shares available under the 2007 Long Term Incentive Plan for future grants of these awards.
     Stock Option Awards
     The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company has not issued stock option awards since November 2005. The following summary presents information regarding outstanding options as of September 30, 2007, and the changes during the nine months then ended:

		Weighted Average
	Shares Under	Exercise Price
	Option	Per Share
Outstanding December 31, 2006	271,170	$28.10

Grants	—	—
Exercised	(32,975)	23.25
Canceled	(21,631)	33.84

Outstanding September 30, 2007	216,564	$28.26

Vested or expected to vest at September 30, 2007	202,664	$28.30

Exercisable at September 30, 2007	171,144	$28.61

     Restricted Stock Awards
     Beginning in 2005, the Company began granting directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Company’s 2007 Long Term Incentive Plan, as amended. In November 2006, the Company began to grant certain employees, at no cost to the recipient, performance awards pursuant to the Company’s 2007 Long Term Incentive Plan, as amended. Restricted stock awards are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. Performance awards are considered outstanding at the date of grant, but are restricted from disposition based on time and the achievement of certain performance criteria established by the Company. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of these awards as of September 30, 2007, and the changes during the nine months then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value
Non-vested at December 31, 2006	380,000	$43.28
Granted	134,061	40.28
Vested	(29,630)	32.30
Forfeited	(24,262)	46.55

Non-vested at September 30, 2007	460,169	42.94

     Employee Stock Purchase Plan
     In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. As of September 30, 2007, there were 532,114 shares remaining in reserve for future issuance under the Purchase Plan. During the nine months ended September 30, 2007 and 2006, the Company issued 105,938 and 96,594 shares, respectively, of common stock to employees participating in the Purchase Plan.
     All Stock-Based Payment Arrangements
     Total stock-based compensation cost was $1.4 million for both the three months ended September 30, 2007 and 2006, and $3.7 million for both the nine months ended September 30, 2007 and 2006. Total income tax benefit recognized for stock-based compensation arrangements was $0.3 million for both the three months ended September 30, 2007 and 2006, and $0.7 million for both the nine months ended September 30, 2007 and 2006.
     Cash received from option exercises and Purchase Plan purchases was $4.2 million and $21.9 million for the nine months ended September 30, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises and Purchase Plan purchases totaled $0.2 million and $7.2 million for the nine months ended September 30, 2007 and 2006, respectively.
4. EARNINGS PER SHARE:
     Basic earnings per share is computed by dividing net income by the weighted average shares outstanding (excluding dilutive securities). Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net income	$20,816	$26,420	$62,479	$73,603

Weighted average basic shares outstanding	23,110	23,796	23,580	24,131
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	119	213	150	301

Weighted average diluted shares outstanding	23,229	24,009	23,730	24,432

Earnings per share:
Basic	$0.90	$1.11	$2.65	$3.05
Diluted	$0.90	$1.10	$2.63	$3.01
     Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was 234,487 and 60,296 for the three months ended September 30, 2007 and 2006, respectively, and 207,054 and 132,787 for the nine months ended September 30, 2007 and 2006, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company will be required to include the dilutive effect, if applicable, of the net shares issuable under its 2.25% Convertible Notes and the warrants sold in connection with the Convertible Notes. Since the average price of the Company’s common stock for the three and nine months ended September 30, 2007, was less than $59.43, no net shares were issuable under the Convertible Notes or the warrants.
5. INCOME TAXES:
     As discussed in Note 2, the Company adopted FIN 48 on January 1, 2007. No cumulative adjustment was required to effect the adoption of FIN 48. As of September 30, 2007, approximately $0.7 million of unrecognized tax benefits, including $0.1 million of interest, remained unrecognized. All of the unrecognized tax benefits could potentially be recognized in the next 12 months based upon resolution of these with the relevant tax authorities.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. In addition, the Company is subject to income tax in the United Kingdom as a result of its dealership acquisitions in March 2007. Taxable years 2003 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
     Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
6. CREDIT FACILITIES:
     Revolving Credit Facility
     Effective March 19, 2007, the Company entered into an amended and restated five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The facility matures in March 2012 and provides a total of $1.35 billion of financing. The Company can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing, which we refer to as the Floorplan Line, and $350.0 million for working capital, including acquisitions, which we refer to as the Acquisition Line. Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility.
     All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company.
     The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.
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
     As of September 30, 2007, borrowings outstanding under the Floorplan Line and the Acquisition Line totaled $598.2 million and $18.0 million, respectively. The $18.0 million of borrowings outstanding under the Acquisition Line represents letters of credit issued and outstanding. Borrowings available under the Floorplan Line and the Acquisition Line totaled $401.8 million and $332.0 million, respectively, for an aggregate available under the Revolving Credit Facility of $733.8 million. Included in the $401.8 million available balance under the Floorplan Line is $39.7 million of immediately available funds, resulting from

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments made on our floorplan notes payable with excess cash.
     Real Estate Credit Facility
     On March 30, 2007, the Company entered into a five-year term real estate credit facility with Bank of America, N.A. (the “Mortgage Facility”), initially providing $75.0 million of financing for real estate expansion. In April 2007, the Company amended the Mortgage Facility expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions. The proceeds of the Mortgage Facility will be used primarily for acquisitions of real property and vehicle dealerships. The facility matures in March 2012. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount. As of September 30, 2007, borrowings under the facility totaled $113.3 million, with $5.7 million recorded as a current maturity. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.
     The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company which guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of September 30, 2007, available borrowings from the Mortgage Facility totaled $121.7 million.
     The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of September 30, 2007, the Company was in compliance with all such covenants.
7. PROPERTY AND EQUIPMENT:
     The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	September 30,	December 31,
	in Years	2007	2006
		(In thousands)
Land	—	$126,446	$66,383
Buildings	30 to 40	121,259	51,056
Leasehold improvements	7 to 15	63,675	57,526
Machinery and equipment	7 to 20	56,444	43,798
Furniture and fixtures	3 to 10	60,951	56,099
Company vehicles	3 to 5	11,207	9,980
Construction in progress		42,731	30,163

Total		482,713	315,005
Less accumulated depreciation and amortization		102,551	84,620

Property and equipment, net		$380,162	$230,385

     During the nine months ended September 30, 2007, the Company acquired $48.4 million of fixed assets associated with dealership acquisitions, including $15.2 million for land and $28.0 million for buildings. In addition to these acquisitions, the Company incurred $119.0 million of capital expenditures, including $39.3 million for land and $64.9 million for existing buildings and construction of new or expanded facilities, of which $50.6 million was drawn against our Mortgage Facility based upon the applicable loan to value ratio.
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
     Through relationships with insurance companies, the Company’s dealerships sell credit life insurance policies to its vehicle customers and receive payments for these services. Recently, allegations have been made against insurance companies with which the Company does business for failing to remit to credit life insurance policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of the Company’s dealerships have received notice from three (3) insurance companies advising us that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to either pay a portion of a settlement reached by the insurance companies as a result of the allegations or require the return of commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. The Company believes that it has meritorious defenses, which it will pursue.
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
     From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublease to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $24.2 million at September 30, 2007. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effect on the Company’s business, financial condition and cash flows.
9. ACQUISITIONS AND DISPOSITIONS:
     During the nine months ended September 30, 2007, the Company acquired three automobile dealership franchises located in Kansas and six franchises located in the United Kingdom. Total consideration paid of $111.4 million consisted of $78.8 million to the sellers and $32.6 million to the sellers’ financing sources to pay off outstanding floorplan borrowings, which we replaced with borrowings from our Revolving Credit Facility. Of the $78.8 million paid to the sellers, $43.2 million was for land and buildings. The accompanying consolidated balance sheet as of September 30, 2007, includes preliminary allocations of the purchase price for all of the acquired assets and liabilities assumed based on their estimated fair market values at the dates of acquisition and, are subject to final adjustment. Also during the nine months ended September 30, 2007, the Company disposed of 15 automobile dealership franchises for total consideration of $10.2 million.

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
Overview
     We are a leading operator in the $1.0 trillion automotive retailing industry. As of September 30, 2007, we own and operate 96 automotive dealerships, 131 franchises, and 24 collision service centers in the United States and three dealerships, six franchises and two collision centers in the United Kingdom. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom.
     As of September 30, 2007, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (36 dealerships in Alabama, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey and New York), (ii) the Central (50 dealerships in Kansas, New Mexico, Oklahoma and Texas), and (iii) the Western (10 dealerships in California). Each region is managed by a regional vice president reporting directly to the Chief Executive Officer and a regional chief financial officer reporting directly to the our Chief Financial Officer. In addition, our international operations consist of three dealerships in the United Kingdom also managed locally with direct reporting responsibilities to our corporate management team.
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
     For the three and nine months ended September 30, 2007, we reported net income of $20.8 million and $62.5 million and diluted earnings per share of $0.90 and $2.63, respectively, compared to net income of $26.4 million and $73.6 million and diluted earnings per share of $1.10 and $3.01, respectively, during the comparable periods of 2006. Our 2007 results have been negatively impacted by a $1.0 million after-tax loss related to the redemption of $36.4 million of our senior subordinated notes and a $0.2 million after-tax charge for the impairment of assets associated with one of our terminated domestic brand stores in the third quarter, a $2.8 million after-tax charge for payments made during the first and second quarters in conjunction with the sale and lease termination of two of our domestic brand stores and a $0.2 million after-tax charge for the impairment of assets associated with one of the two stores.

Key Performance Indicators
     The following table highlights certain of the key performance indicators we use to manage our business:
     Consolidated Statistical Data

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2007	2006	2007	2006
Unit Sales
Retail Sales
New Vehicle	34,863	35,182	101,412	97,593
Used Vehicle	17,011	18,064	52,027	51,876

Total Retail Sales	51,874	53,246	153,439	149,469
Wholesale Sales	12,361	12,211	35,293	34,623

Total Vehicle Sales	64,235	65,457	188,732	184,092
Gross Margin
New Vehicle Retail	6.7%	7.1%	6.8%	7.3%
Used Vehicle	8.6%	9.8%	9.4%	9.9%
Parts and Service	55.7%	54.7%	54.7%	54.5%
Total Gross Margin	15.5%	15.6%	15.7%	16.0%
SG&A(1) as a % of Gross Profit	77.1%	75.3%	77.8%	75.5%
Operating Margin	3.2%	3.6%	3.1%	3.6%
Pretax Margin	2.0%	2.6%	2.0%	2.6%
Finance and Insurance Revenues per Retail Unit Sold	$1,048	$958	$1,032	$978

(1)	Selling, general and administrative expenses.
     Our new vehicle retail unit sales for the three months ended September 30, 2007, were negatively impacted by the decline in our high volume brands and the sustained market weakness in several of the areas that we operate. For the nine months ended September 30, 2007, this decline in our unit sales was more than offset by the impact of recent acquisitions. We believe our performance is generally consistent with the national retail results of the brands we represent and the overall markets in which we operate, specifically reflecting strong performance from our Houston market area and weaker performance in our California and Florida markets. New vehicle gross margin decreased 40 basis points from 7.1% for the three months ended September 30, 2006, to 6.7% for 2007. Consolidated gross profit per new vehicle unit sold decreased from $2,037 per unit in 2006, to $2,005 per unit in 2007. For the nine months ended September 30, 2007, new vehicle gross margin declined 50 basis points to 6.8%, and gross profit per retail unit decreased 4.6% to $2,019.
     With respect to used vehicles, our used retail unit sales decreased 5.8%, while revenues increased 1.8%, for the three months ended September 30, 2007, as the general decline in retail vehicle market conditions in our new vehicle business negatively pressured our used vehicle unit sales, while the contribution of our net acquisition and disposition activity offset Same Store declines in revenue. Used retail gross profit declined 9.8% and profit per used retail unit declined 4.2%, as our retail margin declined 150 basis points to 11.6%. Our used wholesale revenues increased 4.3% on 1.2% more units, while our loss per wholesale unit improved 2.5%. Used retail units and sales were up for the nine-month period ending September 30, 2007, 0.3% and 5.4%, respectively. Gross profit per retail unit decreased 2.8%, while total used retail gross profit declined 2.5% for the nine months ended September 30, 2007. In total, for the first nine months of 2007, our used vehicle revenues improved 3.6%, while our profits declined 2.3% and our profits per unit decreased 3.2%. Total used vehicle margin declined 50 basis points to 9.4% for the nine months ended September 30, 2007.
     Our consolidated parts and service margin improved 100 basis points between the third quarter of 2006 and 2007, as our revenues improved 8.5%, and our consolidated parts and service gross profit improved 10.6%. Our parts and service margins and profits were positively impacted by our recent pricing structure enhancements and other initiatives designed to enhance our customers’ service experience. For the nine months ended September 30, 2007, our consolidated parts and service revenues improved 8.5%. Our gross profit for the nine months ended September 30, 2007 improved 9.0% and our margin increased 20 basis points to 54.7%.

     Our consolidated finance and insurance (F&I) revenues improved 6.5% from $958 per retail unit sold in the third quarter of 2006 to $1,048 in 2007, and 8.3% from $978 in the first nine months of 2006 to $1,032 in 2007, reflecting improvements in finance income, our cost structure for vehicle service contracts and other F&I products, and our chargeback experience.
     Our consolidated selling, general and administrative expenses (SG&A), as a percentage of gross profit, increased from 75.3% during the third quarter of 2006, to 77.1% in 2007. This increase from 2006 to 2007 is primarily the combination of the decreases in gross margin previously discussed, coupled with additional costs for legal and other outside services engaged in the execution of our business strategies. For the nine months ended September 30, 2007, SG&A increased from 75.5% in 2006 to 77.8%. This increase is attributable to $4.9 million in lease termination costs during the first half of 2007, as well as accrued expenses associated with the standardization of our employee vacation policies as of January 1, 2007, and the net benefit in 2006 from the hurricane-related insurance proceeds and from gains on the sale of a franchises during the first half of 2006.
     The combination of all of these factors contributed to a 40 and 50 basis points decline in our operating margin in the three and nine month periods ended September 30, 2007, respectively. Our floorplan and other interest expenses increased 17.7% and 18.9% for the three months ended September 30, 2007, and 2.7% and 37.9% for the nine months ended September 30, 2007. As a result, our pretax margin declined 60 basis points in both periods.
     We further address these items, and other variances between the periods presented, in the results of operations section below.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We do not expect SFAS 157 to have a material effect on our future results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material effect on our future results of operations or financial position.
     In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our 2.25% Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 2.25% Convertible Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. This Proposed FSP, if issued in its current state, would be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented. We are currently evaluating the proposed new rules and its impact on our current accounting for the 2.25% Convertible Notes. However, if the Proposed FSP is adopted in its current form, we expect to recognize additional interest expense starting in 2008 due to the interest expense accretion associated with the 2.25% Convertible Notes and to report greater than previously reported interest expense in all prior periods presented due to retrospective application.

Critical Accounting Policies and Accounting Estimates
     Our consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. We disclosed our critical accounting policies and estimates in our 2006 Annual Report on Form 10-K. No significant changes have occurred since that time.
Results of Operations
     The following tables present comparative financial and non-financial data for the three and nine months ended September 30, 2007 and 2006, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods, and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last month it was owned. Same Store results also include the activities of the corporate office.
     The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2007, as compared to 2006.
     Total Same Store Data
     (dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Revenues
New vehicle retail	$944,950	(4.1)%	$985,571	$2,697,261	(2.8)%	$2,774,048
Used vehicle retail	262,935	(6.4)%	280,974	784,594	(3.4)%	812,069
Used vehicle wholesale	74,262	(7.2)%	80,062	208,417	(13.4)%	240,776
Parts and service	163,270	2.5%	159,306	483,310	2.4%	472,170
Finance, insurance and other	51,080	2.9%	49,623	147,109	3.6%	142,064

Total revenues	1,496,497	(3.8)%	1,555,536	4,320,691	(2.7)%	4,441,127

Cost of Sales
New vehicle retail	882,323	(3.7)%	915,876	2,516,710	(2.2)%	2,572,427
Used vehicle retail	231,728	(5.2)%	244,365	687,578	(2.7)%	706,744
Used vehicle wholesale	75,474	(7.1)%	81,225	209,516	(13.2)%	241,423
Parts and service	72,792	1.1%	72,015	220,149	3.0%	213,755

Total cost of sales	1,262,317	(3.9)%	1,313,481	3,633,953	(2.7)%	3,734,349

Gross Profit	$234,180	(3.3)%	$242,055	$686,738	(2.8)%	$706,778

Selling, General and Administrative Expenses	$181,649	0.8%	$180,128	$534,190	0.8%	$529,946
Depreciation and Amortization expenses	$4,352	3.0%	$4,224	$12,959	1.1%	$12,818
Floorplan Interest Expense	$10,581	11.7%	$9,469	$31,797	(4.4)%	$33,253
Gross Margin
New vehicle retail	6.6%		7.1%	6.7%		7.3%
Used vehicle	8.9%		9.8%	9.7%		9.9%
Parts and service	55.4%		54.8%	54.4%		54.7%
Total gross margin	15.6%		15.6%	15.9%		15.9%
SG&A as a % of Gross Profit	77.6%		74.4%	77.8%		75.0%
Operating Margin	3.2%		3.7%	3.2%		3.7%
Finance and Insurance Revenues per Retail Unit Sold	$1,078	12.2%	$961	$1,073	9.4%	$981
     The discussion that follows provides explanation for the variances noted above. Each table presents, by primary income statement line item, comparative financial and non-financial data for our Same Store locations, Transactions and the consolidated company for the three and nine months ended September 30, 2007 and 2006.

     New Vehicle Retail Data
     (dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Retail Unit Sales
Same Stores	31,929	(7.1)%	34,365	90,475	(5.1)%	95,326
Transactions	2,934		817	10,937		2,267

Total	34,863	(0.9)%	35,182	101,412	3.9%	97,593

Retail Sales Revenues
Same Stores	$944,950	(4.1)%	$985,571	$2,697,261	(2.8)%	$2,774,048
Transactions	97,492		23,729	333,856		63,779

Total	$1,042,442	3.3%	$1,009,300	$3,031,117	6.8%	$2,837,827

Gross Profit
Same Stores	$62,627	(10.1)%	$69,695	$180,551	(10.5)%	$201,621
Transactions	7,268		1,976	24,235		4,876

Total	$69,895	(2.5)%	$71,671	$204,786	(0.8)%	$206,497

Gross Profit per Retail Unit Sold
Same Stores	$1,961	(3.3)%	$2,028	$1,996	(5.6)%	$2,115
Transactions	$2,477		$2,419	$2,216		$2,151
Total	$2,005	(1.6)%	$2,037	$2,019	(4.6)%	$2,116

Gross Margin
Same Stores	6.6%		7.1%	6.7%		7.3%
Transactions	7.5%		8.3%	7.3%		7.6%
Total	6.7%		7.1%	6.8%		7.3%

Inventory Days’ Supply (1)
Same Stores	55	1.9%	54	55	1.9%	54
Transactions	50			50
Total	55	0.0%	55	55	0.0%	55

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     For the three months ended September 30, 2007, as compared to 2006, Same Store new vehicle unit sales and revenues declined 7.1% and 4.1%, respectively. Soft market conditions, especially in the California and Florida markets, continued to negatively affect our new vehicle results. Further, we experienced a decline in both unit volume and revenues in our high volume brands, with the largest impact from our Ford and Toyota franchises. Our Same Store new vehicle domestic and import revenues decreased 10.3% and 4.8%, respectively. Partially offsetting this decline, Same Store new vehicle revenues in our luxury brands improved 4.5% over 2006 levels. Same Store gross profit per retail unit and gross margin declined 3.3% and 50 basis points, respectively, as the market conditions for our domestic and import stores resulted in margin pressures for the major brands. As a partial offset, we generated improvements in both gross profit per retail unit and gross margin in our luxury segment.
     For the nine months ended September 30, 2007, new vehicle unit sales and sales revenues increased 3.9% and 6.8%, respectively, as Same Store declines were offset by the net contribution from units sold at dealerships acquired and disposed. With respect to Same Store new vehicle revenues, we experienced a 10.4% and 2.3% decrease in our domestic and import nameplates, respectively, partially offset by a 5.4% increase in luxury unit sales. Our Same Store profits per retail unit and margins experienced similar pressures from the volume declines.

     The following table sets forth our top ten Same Store brands, based on retail unit sales volume:
     Same Store New Vehicle Unit Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Toyota/Scion	10,761	(6.7)%	11,529	28,890	(3.3)%	29,867
Ford	3,498	(20.0)	4,371	10,498	(17.6)	12,746
Nissan	3,286	(6.4)	3,509	8,953	(2.2)	9,158
Honda	2,935	0.1	2,932	8,189	1.4	8,075
Lexus	1,856	5.2	1,764	5,201	6.5	4,885
Chevrolet	1,520	(18.6)	1,867	4,615	(11.7)	5,229
Dodge	1,479	2.6	1,441	4,371	(7.3)	4,716
BMW	1,210	11.1	1,089	3,557	4.2	3,414
Mercedez-Benz	929	(8.0)	1,010	2,877	(2.5)	2,950
Jeep	745	4.6	712	2,222	10.7	2,007
Other	3,710	(10.4)	4,141	11,102	(9.6)	12,279

Total	31,929	(7.1)	34,365	90,475	(5.1)	95,326

     Although our overall Same Store brand sales experienced year-over-year declines, certain nameplates exceeded prior year sales highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands of which we sell. We anticipate that total industrywide sales of new vehicles throughout 2007 will be lower than 2006 and remain highly competitive. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.
     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 71.5% to 113.8% of our total floorplan interest expense over the past three years, with the current quarter’s assistance totaling 86.7%. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended September 30, 2007 and 2006, was $10.3 million and $10.4 million, respectively, while the assistance for the nine months ended September 30, 2007 and 2006, was $29.3 million and $28.5 million, respectively.

     Finally, our days’ supply of new vehicle inventory decreased from 63 days’ supply at December 31, 2006, to 55 days’ supply at September 30, 2007, remaining constant at 55 days’ supply from September 30, 2006, levels. Our domestic and import inventory levels were reduced 14 days’ and 10 days’, respectively, from December 31, 2006 levels, to 85 days’ and 47 days’ supply, respectively, at September 30, 2007, while our luxury vehicles increased by 1 day to 38 days’ at September 30, 2007. The following table sets forth the inventory days’ supply for our top ten brands, based on retail unit sales volume:
     Inventory Days’ Supply

	September 30,	December 31,	September 30,
	2007	2006	2006
Lexus	16	14	21
Toyota	33	47	27
BMW	35	31	30
Mercedez-Benz	47	39	54
Honda	51	55	36
Acura	59	45	47
Nissan	64	68	60
Ford	82	114	88
Chevrolet	98	89	100
Dodge	110	74	134
Total	55	63	55

Import	47	57	38
Domestic	85	99	100
Luxury	38	37	40

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Retail Unit Sales
Same Stores	15,456	(10.5)%	17,278	46,600	(5.9)%	49,501
Transactions	1,555		786	5,427		2,375

Total	17,011	(5.8)%	18,064	52,027	0.3%	51,876

Retail Sales Revenues
Same Stores	$262,935	(6.4)%	$280,974	$784,594	(3.4)%	$812,069
Transactions	35,322		11,957	110,151		36,542

Total	$298,257	1.8%	$292,931	$894,745	5.4%	$848,611

Gross Profit
Same Stores	$31,207	(14.8)%	$36,609	$97,016	(7.9)%	$105,325
Transactions	3,333		1,674	10,655		5,126

Total	$34,540	(9.8)%	$38,283	$107,671	(2.5)%	$110,451

Gross Profit per Retail Unit Sold
Same Stores	$2,019	(4.7)%	$2,119	$2,082	(2.2)%	$2,128
Transactions	$2,143		$2,130	$1,963		$2,158
Total	$2,030	(4.2)%	$2,119	$2,070	(2.8)%	$2,129

Gross Margin
Same Stores	11.9%		13.0%	12.4%		13.0%
Transactions	9.4%		14.0%	9.7%		14.0%
Total	11.6%		13.1%	12.0%		13.0%
Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Wholesale Unit Sales
Same Stores	11,024	(6.0)%	11,728	31,097	(6.3)%	33,203
Transactions	1,337		483	4,196		1,420

Total	12,361	1.2%	12,211	35,293	1.9%	34,623

Wholesale Sales Revenues
Same Stores	$74,262	(7.2)%	$80,062	$208,417	(13.4)%	$240,776
Transactions	12,571		3,202	36,472		10,234

Total	$86,833	4.3%	$83,264	$244,889	(2.4)%	$251,010

Gross Profit (Loss)
Same Stores	$(1,212)	(4.2)%	$(1,163)	$(1,099)	(69.9)%	$(647)
Transactions	(259)		(330)	152		(597)

Total	$(1,471)	1.5%	$(1,493)	$(947)	23.9%	$(1,244)

Wholesale Profit (Loss) per Wholesale Unit Sold
Same Stores	$(110)	(11.1)%	$(99)	$(35)	(84.2)%	$(19)
Transactions	$(194)		$(683)	$36		$(420)
Total	$(119)	2.5%	$(122)	$(27)	25.0%	$(36)

Gross Margin
Same Stores	(1.6)%		(1.5)%	(0.5)%		(0.3)%
Transactions	(2.1)%		(10.3)%	0.4%		(5.8)%
Total	(1.7)%		(1.8)%	(0.4)%		(0.5)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Used Vehicle Unit Sales
Same Stores	26,480	(8.7)%	29,006	77,697	(6.1)%	82,704
Transactions	2,892		1,269	9,623		3,795

Total	29,372	(3.0)%	30,275	87,320	0.9%	86,499

Sales Revenues
Same Stores	$337,197	(6.6)%	$361,036	$993,011	(5.7)%	$1,052,845
Transactions	47,893		15,159	146,623		46,776

Total	$385,090	2.4%	$376,195	$1,139,634	3.6%	$1,099,621

Gross Profit
Same Stores	$29,995	(15.4)%	$35,446	$95,917	(8.4)%	$104,678
Transactions	3,074		1,344	10,807		4,529

Total	$33,069	(10.1)%	$36,790	$106,724	(2.3)%	$109,207

Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,133	(7.3)%	$1,222	$1,235	(2.4)%	$1,266
Transactions	$1,063		$1,059	$1,123		$1,193
Total	$1,126	(7.3)%	$1,215	$1,222	(3.2)%	$1,263

Gross Margin
Same Stores	8.9%		9.8%	9.7%		9.9%
Transactions	6.4%		8.9%	7.4%		9.7%
Total	8.6%		9.8%	9.4%		9.9%
Inventory Days’ Supply (1)
Same Stores	32	14.3%	28	32	14.3%	28
Transactions	28			28
Total	31	6.9%	29	31	6.9%	29

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     The weak overall new vehicle market and the associated new vehicle incentives contributed to declines in our used vehicle business. Incentives offered by manufacturers on new vehicles made used vehicles less attractive, particularly in our predominantly domestic brand markets. Further, our used vehicle business is affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our efforts to effectively manage the level and quality of our overall used vehicle inventory. Because of the deterioration in our new vehicle segment for much of 2007, including the three months ended September 30, 2007, we have encountered difficulty sourcing sufficient, quality trades for our used vehicle business. However, we continue to see improvements in our certified pre-owned (CPO) unit volume. On a consolidated basis, CPO units increased from 2,870 units, or 15.9% of total used retail units, for the three months ended September 30, 2006, to 4,243 units, or 24.9% of total used retail units for the three months ended September 30, 2007. In total, for the three months ended September 30, 2007, our consolidated used retail unit sales declined 3.0%, while revenues improved 2.4%, as the contribution of our net acquisition and disposition activity was partially offset by Same Store declines. Same Store used vehicle unit sales and revenues decreased 8.7% and 6.6%, respectively. Our Same Store used vehicle gross profit decreased 15.4%, to $30.0 million or $1,113 per unit sold, and gross margin declined 90 basis points, reflecting the pricing pressures resulting from reduced volumes and the impact of new vehicle incentives.
     For the nine months ended September 30, 2007, the net contribution to unit volume and revenues from our acquisition and disposition activity more than offset Same Store year-to-date declines in both. As a result, our consolidated unit sales improved 0.9% and our consolidated revenues increased 3.6%. Same Store volume and revenues declined 6.1% and 5.7%, respectively, primarily driven by decreases in our markets with heavy domestic brand exposure. Same Store used vehicle gross profit decreased 8.4% from 2006, while our Same Store used vehicle gross margin decreased 20 basis points. On a per unit basis, our used vehicle gross profit declined 2.4% to $1,235 for the nine months ended September 30, 2007.
     Our days’ supply of used vehicle inventory was at 31 days at September 30, 2007, a 2 day increase from September 30, 2006, and consistent with levels at December 31, 2006. Although we continuously work to optimize our used vehicle inventory levels, the 31 days’ supply at September 30, 2007, remains low and, in all likelihood, will need to be increased in the coming months to provide adequate supply and selection. We currently target a 37 days’ supply for maximum operating efficiency.
Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Parts and Service Revenues
Same Stores	$163,270	2.5%	$159,306	$483,310	2.4%	$472,170
Transactions	16,146		5,990	51,280		20,633

Total	$179,416	8.5%	$165,296	$534,590	8.5%	$492,803

Gross Profit
Same Stores	$90,478	3.7%	$87,291	$263,161	1.8%	$258,415
Transactions	9,456		3,075	29,424		10,043

Total	$99,934	10.6%	$90,366	$292,585	9.0%	$268,458

Gross Margin
Same Stores	55.4%		54.8%	54.4%		54.7%
Transactions	58.6%		51.3%	57.4%		48.7%
Total	55.7%		54.7%	54.7%		54.5%
     Overall, our parts and service revenues increased 8.5% for the three and nine month periods ended September 30, 2007, while our gross profit improved 10.6% and 9.0%, respectively. Consolidated gross margin improved in both periods by 100 and 20 basis points, respectively.
     Same Store parts and service revenues increased 2.5% and 2.4% for the three and nine months ended September 30, 2007, respectively, as compared to 2006, primarily as a result of improvements in our customer pay (non-warranty) business, as well as in our wholesale parts business. These increases were partially offset by declines in our warranty-related sales, as manufacturers have corrected quality issues during 2007 and one manufacturer revised its warranty program by eliminating the free service component. Same Store gross profit for the three and nine months ended September 30, 2007, improved 3.7% and 1.8%, respectively, as improvements in customer pay and wholesale parts profits outpaced the decline in profits within our warranty-related business. Our Same Store parts and service margins improved 60 basis points for the three months ended September 30, 2007, mirroring our gross profit results. Our year-to-date margins declined 30 basis points, as the growth of our lower margin parts business outpaced the growth in our higher margin service business.
     Our Same Store customer pay (non-warranty) sales, including collision, increased $4.2 million, or 4.5%, during the three months ended September 30, 2007, and $8.9 million, or 3.2%, during the nine months ended September 30, 2007. For the third quarter of 2007, we realized improvements in customer pay revenues for domestic, import and luxury brands. Year to date, our customer pay (non-warranty) revenues reflected improvement primarily in our BMW, Toyota and Mercedes-Benz brands. Such increases generally reflect the positive impact of the several key internal initiatives that we are in the process of implementing throughout the organization and the new vehicle volume increases that we have realized in these brands in previous years.
     We experienced declines in our Same Store warranty sales, of $1.7 million, or 5.4%, for the three months ended September 30, 2007, and $4.0 million, or 4.3%, for the nine months ended September 30, 2007. The decline in warranty business was primarily the result of changes in free service programs offered by some luxury brands suspended in late-2006 and 2007 and the financial benefit received in 2006 from some specific manufacturer quality issues that were remedied during 2006. These declines were partially offset by improvements in our warranty sales from our BMW nameplates due to increased unit sales.
     Our Same Store wholesale parts sales improved $1.4 million, or 4.2%, for the three months ended September 30, 2007, and $6.3 million, or 6.2%, for the nine months ended September 30, 2007, as we continue to expand our wholesale parts operations in Oklahoma.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Retail New and Used Unit Sales
Same Stores	47,385	(8.2)%	51,643	137,075	(5.4)%	144,827
Transactions	4,489		1,603	16,364		4,642

Total	51,874	(2.6)%	53,246	153,439	2.7%	149,469

Retail Finance Fees
Same Stores	$17,397	5.1%	$16,556	$55,073	8.1%	$50,955
Transactions	1,547		447	5,051		1,546

Total	$18,944	11.4%	$17,003	$60,124	14.5%	$52,501

Vehicle Service Contract Fees
Same Stores	$21,639	0.4%	$21,557	$56,545	(0.6)%	$56,868
Transactions	854		641	3,315		1,570

Total	$22,493	1.3%	$22,198	$59,860	2.4%	$58,438

Insurance and Other
Same Stores	$12,044	4.6%	$11,510	$35,491	3.7%	$34,241
Transactions	876		310	2,816		992

Total	$12,920	9.3%	$11,820	$38,307	8.7%	$35,233

Total
Same Stores	$51,080	2.9%	$49,623	$147,109	3.6%	$142,064
Transactions	3,277		1,398	11,182		4,108

Total	$54,357	6.5%	$51,021	$158,291	8.3%	$146,172

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,078	12.2%	$961	$1,073	9.4%	$981
Transactions	$730		$872	$683		$885
Total	$1,048	9.4%	$958	$1,032	5.5%	$978
     Overall, our finance and insurance revenues improved 6.5% for the three months ended September 30, 2007, as compared to 2006, on a 9.4% increase in revenues per unit sold, despite a decline in retail vehicle unit volume. For the nine months ended September 30, 2007, our finance and insurance revenues improved 8.3% on a 2.7% increase in retail vehicle unit volume and a 5.5% increase in our revenues per unit.
     During the three and nine months ended September 30, 2007, although we saw decreases in our Same Store retail unit sales of 8.2% and 5.4%, respectively, our Same Store retail finance fee income increased 5.1% and 8.1%, respectively, as compared to 2006. The three month increase was due primarily to a 9.7% increase in revenue per contract sold. The nine month increase was due primarily to a 10.7% increase in revenue per contract sold. With the decline in manufacturer provided financing incentives, we have been able to present a greater range of financing sources to our customers, thereby yielding an overall increase in finance fee income.
     Our Same Store vehicle service contract fees increased 0.4% during the three months ended September 30, 2007, as compared to 2006, primarily due to a 15.3% increase in revenue per contract sold, substantially offset by a 240 basis point decline in our penetration rates and the decline in our retail vehicle unit volume. The increase in revenue per contract sold for the third quarter of 2007 is attributable to an improved pricing structure that was negotiated with one of our major service contract vendors and implemented during the second and third quarters of this year. For the nine month period, Same Store vehicle service contract fees decreased 0.6% primarily due to a 180 basis point reduction in our penetration rates and lower retail unit sales, substantially offset by an 8.9% increase in our revenue per contract sold.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Personnel
Same Stores	$106,543	(0.6)%	$107,223	$317,802	0.2%	$317,284
Transactions	10,429		5,611	34,858		13,946

Total	$116,972	3.7%	$112,834	$352,660	6.5%	$331,230

Advertising
Same Stores	$12,909	(24.3)%	$17,047	$39,897	(15.1)%	$46,999
Transactions	1,185		977	4,923		3,226

Total	$14,094	(21.8)%	$18,024	$44,820	(10.8)%	$50,225

Rent and Facility Costs
Same Stores	$22,489	1.0%	$22,274	$68,238	1.2%	$67,414
Transactions	1,756		1,574	4,696		4,987

Total	$24,245	1.7%	$23,848	$72,934	0.7%	$72,401

Other SG&A
Same Stores	$39,708	18.2%	$33,584	$108,253	10.2%	$98,249
Transactions	3,349		(247)	14,637		(642)

Total	$43,057	29.2%	$33,337	$122,890	25.9%	$97,607

Total SG&A
Same Stores	$181,649	0.8%	$180,128	$534,190	0.8%	$529,946
Transactions	16,719		7,915	59,114		21,517

Total	$198,368	5.5%	$188,043	$593,304	7.6%	$551,463

Total Gross Profit
Same Stores	$234,180	(3.3)%	$242,055	$686,738	(2.8)%	$706,778
Transactions	23,075		7,793	75,648		23,556

Total	$257,255	3.0%	$249,848	$762,386	4.4%	$730,334

SG&A as % of Gross Profit
Same Stores	77.6%		74.4%	77.8%		75.0%
Transactions	72.5%		101.6%	78.1%		91.3%
Total	77.1%		75.3%	77.8%		75.5%

Approximate Number of Employees at September 30,	9,000		8,800	9,000		8,800
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
     Total SG&A expenses increased 5.5% to $198.4 million in the third quarter of 2007, and 7.6% to $593.3 million for the nine months ended September 30, 2007. As a percentage of gross profit, total SG&A increased from 75.3% and 75.5% for the three and nine months ended September 30, 2006, respectively, to 77.1% and 77.8% for the comparable 2007 periods.
     On a Same Store basis, SG&A expense increased 0.8% for the three and nine month periods ended September 30, 2007, to $181.6 million and $534.2 million, respectively. Our Same Store SG&A for the third quarter was positively impacted by a 24.3% decrease in advertising costs and a 0.6% decrease in personnel costs, as we were able to flex these variable costs based upon the market trends and have begun to realize cost savings from advertising initiatives designed to maximize our buying power and our market concentration. Offsetting these expense declines, our Same Store other SG&A expenses increased 18.2% to $39.7 million in the third quarter. This increase was primarily attributable to additional legal fees and settlements incurred during the quarter, as well as costs associated with other outside services as we implement our business strategies. Specifically, during the third quarter, we made investments in our customer service-related technology, including tools designed to improve customer retention management, facilitate online service scheduling and increase service call capacity. In addition, our increase in other SG&A costs was impacted by a $1.0 million gain that we recognized in the third quarter of 2006 on the sale of a dealership franchise. Our year-to-date improvements of 15.1% in Same Store advertising expenses was offset by a 10.2% increase in other SG&A, primarily reflecting the increases in legal expenses and outside services described above, as well as the impact of $2.3 million in gains recognized in 2006 related to the disposition of two dealership franchises.
     As a percentage of gross profit, Same Store SG&A increased from 74.4% and 75.0% during the three and nine months ended September 30, 2006, respectively, to 77.6% and 77.8% for the comparable periods of 2007. The increases resulted from the combination of a decrease in gross margin and the net increase in SG&A explained above.
Depreciation and Amortization Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Same Stores	$4,352	3.0%	$4,224	$12,959	1.1%	$12,818
Transactions	1,154		225	2,612		566

Total	$5,506	23.8%	$4,449	$15,571	16.3%	$13,384

     Our Same Store depreciation and amortization expense increased 3.0% to $4.4 million and is expected to increase further on a go-forward basis as we execute our strategy to own more of the real estate associated with our dealership operations.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	% Change	2006	2007	% Change	2006
Same Stores	$10,581	11.7%	$9,469	$31,797	(4.4)%	$33,253
Transactions	1,261		596	4,085		1,690

Total	$11,842	17.7%	$10,065	$35,882	2.7%	$34,943

Memo:
Manufacturer’s assistance	$10,263	(1.0)%	$10,365	$29,297	2.7%	$28,527
     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Our Same Store floorplan interest expense increased $1.1 million, or 11.7%, during the three months ended September 30, 2007, compared to 2006. This increase reflects a $61.6 million increase in weighted average floorplan borrowings outstanding between the periods, as we initially used the proceeds from our 2.25% convertible note offering in June 2006 to temporarily pay down our floorplan line of credit. For the nine months ended September 30, 2007, the 4.4% decrease in Same Store floorplan interest expense was primarily the result of a $25.5 million decrease in weighted average floorplan borrowings outstanding.
Other Interest Expense, net
     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, increased $1.0 million, or 18.9%, to $6.4 million for the three months ended September 30, 2007, from $5.4 million for the comparable period of 2006. This increase was primarily due to an approximate $79.0 million increase in weighted average borrowings outstanding between the periods primarily resulting from the borrowings associated with the Mortgage Facility initiated at the end of the first quarter of 2007 and partially offset by the redemption of $36.4 million of our 8.25% Senior Subordinated Notes. For the nine months ended September 30, 2007, interest expense increased $5.1 million, or 37.9%, to $18.4 million from $13.4 million for the nine months ended June 30, 2006. This increase was primarily due to an approximate $231.6 million increase in weighted average borrowings outstanding between the periods, relating to the 2.25% Convertible Notes offering completed in June 2006 and the Mortgage Facility, partially offset by a 182 basis-point decrease in weighted average interest rates, primarily related to the lower interest bearing Convertible Notes.
Provision for Income Taxes
     Our provision for income taxes decreased $2.8 million and $8.4 million for the three and nine months ended September 30, 2007, from 2006. For the three months ended September 30, 2007, our effective tax rate increased to 37.7% from 36.8% for 2006. Our effective tax rate decreased to 35.8% from 37.0% for the nine months ended September 30, 2007, as compared to 2006, due primarily to the benefit received from tax-deductible goodwill related to dealership dispositions.

Liquidity and Capital Resources
     Our liquidity and capital resources are primarily derived from cash on hand, cash from operations, borrowings under our credit facilities, which provide floorplan, real estate, working capital and acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for the remainder of 2007 and 2008. If our capital expenditures or acquisition plans for 2007 and/or 2008 change, we may need to access the private or public capital markets to obtain additional funding.
Sources of Liquidity and Capital Resources
     Cash on Hand. As of September 30, 2007, our total cash on hand was $78.6 million. In addition, we have paid down an additional $39.7 million on our Floorplan Line of our Revolving Credit Facility that is immediately available.
     Cash Flows. The following table sets forth selected information from our statements of cash flow:

	For the Nine
	Months Ended September 30,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$89,390	$127,401
Net cash used in investing activities	(210,894)	(192,142)
Net cash provided by financing activities	160,797	61,903
Effect of interest rate changes on cash	(27)	—

Net increase (decrease) in cash and cash equivalents	$39,266	$(2,838)

     Operating activities. For the nine months ended September 30, 2007, we received $89.4 million in net cash, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges, as well as reductions in inventory. These increases were offset by a $142.8 million decrease in floorplan notes payable associated with manufacturer affiliates. This was driven by our decision not to renew the DaimlerChrysler Facility during the period, whereas $112.1 million was paid to close the facility with borrowings from our revolving credit facility.
     For the nine months ended September 30, 2006, we received $127.4 million in net cash from operating activities, primarily driven by net income, after adding back depreciation and amortization and other non-cash charges.
     Investing activities. During the first nine months of 2007, we used approximately $210.9 million in investing activities. We used $111.4 million for acquisitions, net of cash received, and $119.0 million for capital expenditures. Of the $111.4 million used for acquisitions, $78.8 million was paid to the sellers, including $43.2 million for land and buildings, and $32.6 million was used to pay off the sellers’ floorplan borrowings. Approximately $39.3 million of the capital expenditures was for the purchase of land and $64.9 million was for the purchase or construction of new or expanded facilities (see Note 7 to the consolidated financial statements). Partially offsetting these uses was approximately $16.9 million in proceeds from sales of franchises and other property and equipment.
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
     Financing activities. We obtained approximately $160.8 million in financing activities during the nine months ended September 30, 2007, primarily from floorplan borrowings under our Revolving Credit Facility. As discussed above, $112.1 million was borrowed to pay off our DaimlerChrysler Facility. We also obtained $114.3 million from the Mortgage Facility. Offsetting these receipts was $63.0 million used to repurchase shares of our outstanding common stock, $36.9 million used to repurchase a portion of our outstanding 8.25% Notes, and $10.2 million used to pay dividends to our shareholders.
     We obtained approximately $61.9 million from financing activities during the nine months ended September 30, 2006, primarily from $280.8 million of net proceeds from the issuance of our 2.25% Convertible Notes, $80.6 million of proceeds from the sale of warrants, and $21.9 million of proceeds from the issuance of common stock to benefit plans. Offsetting these receipts was $116.3 million used to purchase calls on our common stock, $54.6 million used to repurchase outstanding common stock, and $127.7 million used to repay outstanding borrowings under the floorplan line of our syndicated credit facility.

     Working Capital. At September 30, 2007, we had $149.1 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, also subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures and/or general corporate purposes. At September 30, 2007, we had $39.7 million of immediately available funds as a result of payments made on our floorplan notes payable with excess cash. Including the $78.6 million of cash on hand and the $332.0 million of borrowing capacity available under the Acquisition Line of our Revolving Credit Facility, we had a total of $450.3 million of funds immediately available for corporate needs.
     Credit Facilities. Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. As of September 30, 2007, we had three facilities providing us $1.3 billion of borrowing capacity for inventory floorplan financing, $235.0 million for real estate purchases, and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.
     Revolving Credit Facility. In March 2007, we amended our revolving credit facility, expanding it by $400.0 million to a total of $1.35 billion, in order to increase our inventory borrowing capacity and reduce our overall cost of capital. This facility, which is now comprised of 19 major financial institutions and three manufacturer captive finance companies (Toyota, Nissan and BMW), matures in March 2012. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for floorplan financing, which we refer to as the Floorplan Line, and $350.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the Acquisition Line. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150.0 to 225.0 basis points, depending on our leverage ratio.
     Our Revolving Credit Facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements. We were in compliance with these covenants at September 30, 2007. Additionally, under the terms of our Revolving Credit Facility, we are limited in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding stock. The amount available for cash dividends and share repurchases will increase in future periods by 50% of our cumulative net income (as defined in terms of the Revolving Credit Facility), the net proceeds from stock option exercises and certain other items, and decrease by subsequent payments for cash dividends and share repurchases.
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
     Real Estate Credit Facility. In March 2007, we completed an initial $75.0 million, five-year real estate credit facility with Bank of America, N.A. In April 2007, we amended this facility expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions. We refer to this facility as the Mortgage Facility. The Mortgage Facility will be used for general working capital, capital expenditures, and acquisitions of real estate and dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel of property. Current borrowings under the facility total $113.3 million. The Mortgage Facility matures in March 2012 and bears interest at a rate equal to LIBOR plus 105.0 basis points.
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

     The following table summarizes the current position of our credit facilities as of September 30, 2007:

	Total
Credit Facility	Commitment	Outstanding	Available
		(in thousands)
Floorplan Line(1)	$1,000,000	$598,167	$401,833
Acquisition Line(2)	350,000	18,000	332,000

Total Revolving Credit Facility	1,350,000	616,167	733,833
FMCC Facility	300,000	106,822	193,178
Mortgage Facility	235,000	113,347	121,653

Total Credit Facilities(3)	$1,885,000	$836,336	$1,048,664

(1)	The available balance at September 30, 2007, includes $39.7 million of immediately available funds.

(2)	The outstanding balance at September 30, 2007, includes $18.0 million of letters of credit.

(3)	Outstanding balance excludes $36.2 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.
Uses of Liquidity and Capital Resources
     Capital Expenditures. Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, significant growth in sales at an existing facility, manufacturer imaging programs, or new franchises being granted to us by a manufacturer. We project that our full year 2007 capital expenditures will be between $65.0 and $70.0 million, as we expand or relocate existing facilities, add service capacity and perform manufacturer required imaging projects at some locations. This projection excludes acquisition related expenditures, as well as the cost to buy out leases on existing dealership sites and to repurchase real estate for future dealership sites.
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
     Stock Repurchases. In March 2006, our Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to our employee stock purchase plan. Pursuant to this authorization, a total of 75,000 shares were repurchased in March 2007, at a cost of approximately $3.0 million. All funds for these repurchases came from employee contributions during the nine month period. Further, in April 2007, our Board of Directors authorized the repurchase of up to $30.0 million of our common shares, and in August 2007, authorized the repurchase of up to an additional $30 million of our common shares. Pursuant to these authorizations, a total of 1,653,777 shares were repurchased during the first nine months of 2007, at a cost of approximately $60.0 million.
     Dividends. During the first nine months of 2007, our Board of Directors declared dividends of $0.14 per common share for each of the fourth quarter of 2006 and the first and second quarters of 2007. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $10.2 million in the first nine months of 2007. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
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
     These factors, as well as additional factors that could affect our operating results and performance are described in our Annual Report on Form 10-K for the year ended December 31, 2006, under the headings “Business – Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere within this quarterly report.
     We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information about our market sensitive financial instruments updates was provided as of December 31, 2006, in our Annual Report on Form 10-K. There have been no material changes in our market risk from those disclosed at that time during the three months ended September 30, 2007.
Item 4. Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures were designed to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level.
     During the three months ended September 30, 2007, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time, our dealerships are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge us back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to our right to appeal any such decision.
     Through relationships with insurance companies, our dealerships sell credit life insurance policies to our vehicle customers and receive payments for these services. Recently, allegations have been made against insurance companies with which we do business for failing to remit to credit life insurance policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of our dealerships have received notice from three (3) insurance companies advising us that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to either pay a portion of a settlement reached by the insurance company as a result of the allegations or require the return of commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. We believe that we have meritorious defenses, which we will pursue.
     There are currently no legal or other proceedings pending against or involving us that, in management’s opinion, based on current known facts and circumstances, are expected to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     There have been no material changes in our risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In April 2007, our Board of Directors authorized us to repurchase up to $30.0 million of common stock. In addition to this authorization, in August 2007, our Board of Directors authorized us to repurchase up to an additional $30.0 million of our common stock. The following table summarizes the share repurchases that occurred during our most recently completed quarter.

				Maximum Value of	Maximum Value of
			Total Number of	Shares That May be	Shares That May be
	Total Number of	Average	Shares Purchased	Purchased Under	Purchased Under
	Shares	Price Paid	as Part of Publicly	April 2007	August 2007
Period	Repurchased	per Share	Announced Plan	Authorization	Authorization
				(thousands)	(thousands)
Beginning dollar amount available for repurchases as of July 1, 2007				$17,008	$30,000
July 1 - 31, 2007	—	$—	—	—	—
August 1 - 31, 2007	722,800	$35.91	722,800	(17,008)	(8,947)
September 1 - 30, 2007	609,577	$34.54	609,577	—	(21,053)

Total shares repurchased	1,332,377		1,332,377	(17,008)	(30,000)

Ending dollar amount available for repurchases as of September 30, 2007				$—	$—

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

3.2	Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.3 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

11.1	Statement re: computation of earnings per share is included under Note 4 to the financial statements.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Group 1 Automotive, Inc.
November 8, 2007	By:	/s/ John C. Rickel
Date		John C. Rickel
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

3.2	Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.3 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

11.1	Statement re: computation of earnings per share is included under Note 4 to the financial statements.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith