Form 10-K
period 2007-12-31
GROUP 1 AUTOMOTIVE INC
filed 2008-02-28
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission file number: 1-13461
Group 1 Automotive, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0506313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Echo Lane, Suite 100 Houston, Texas 77024	(713) 647-5700 (Registrant’s telephone
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑                                                 Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $957.6 million based on the reported last sale price of common stock on June 30, 2007, which is the last business day of the registrant’s most recently completed second quarter.

As of February 26, 2007, there were 23,111,827 shares of our common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

PART I		1
Item 1.	Business	1
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	29

PART II		29
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	69

PART III		69
Item 10.	Directors, Executive Officers and Corporate Governance	69
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions, and Director Independence	69
Item 14.	Principal Accounting Fees and Services	69

PART IV		69
Item 15.	Exhibits, Financial Statement Schedules	69
First Amendment to Revolving Credit Agreement
Amendment No. 2 to Credit Agreement and Joinder Agreement
Amendment No. 3 to Credit Agreement
Description of Non-Employee Director Compensation Plan for 2008
Deferred Compensation Plan, as Amended and Restated
First Amendment to the Employment Agreement - Earl J. Hesterberg
First Amendment to Restricted Stock Agreement
First Amendment to the Employment Agreement - John C. Rickel
First Amendment to the Employment Agreement - Darryl M. Burman
First Amendment to the Employment Agreement
First Amendment to the Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement
Statement re Computation of Ratios
2007 Subsidiary List
Consent of Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have attempted to identify forward-looking statements by terminology such as “expect,” “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “could,” “possible,” “plan,” “project,” “forecast” and similar expressions. These statements include statements regarding our plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases and dividends;

•	capital expenditures;

•	changes in sales volumes in the new and used vehicle and parts and service markets;

•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industrywide inventory levels; and

•	availability of financing for inventory, working capital, real estate and capital expenditures.

Our forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	the ability of our principal automobile manufacturers, especially Toyota/Lexus, Ford, Chrysler, General Motors, Honda/Acura, BMW, Daimler and Nissan/Infiniti to continue to produce or make available to us vehicles that are in high demand by our customers or to provide financing, advertising or other assistance to us;

•	facility requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities and repurchase shares;

•	new accounting standards could materially impact our reported earnings per share;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

ii

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions or changes in the pace of acquisitions;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance;

•	fluctuations in foreign currencies; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

The information contained in this Annual Report on Form 10-K, including the information set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” identifies factors that could affect our operating results and performance. We urge you to carefully consider those factors, as well as factors described in our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”) and other announcements we make from time to time.

All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. All forward-looking statements speak only as of the date hereof, and we undertake no responsibility to update our forward-looking statements.

iii

PART I

Item 1.	Business

General

Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the $1.0 trillion automotive retail industry. We owned and operated 142 franchises at 104 dealership locations and 26 collision centers as of December 31, 2007. Through our operating subsidiaries, we market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, South Carolina and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom (the “U.K.”).

As of December 31, 2007, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (50 dealerships in Kansas, New Mexico, Oklahoma and Texas) and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to our Chief Executive Officer, as well as a regional chief financial officer reporting directly to our Chief Financial Officer. In addition, our international operations consist of three dealerships in the U.K. also managed locally with direct reporting responsibilities to our corporate management team.

As discussed in more detail in Note 2 to our consolidated financial statements, all of our operating subsidiaries operate as one reportable segment. Our financial information, including our revenues, is included in our consolidated financial statements and related notes beginning on page F-1.

Business Strategy

Our business strategy is to leverage one of our key strengths — the considerable talent of our people to: (i) sell new and used vehicles; (ii) arrange related financing, vehicle service and insurance contracts; (iii) provide maintenance and repair services; and (iv) sell replacement parts via an expanding network of franchised dealerships located primarily in growing regions of the United States and the U.K., as well as acquire new dealerships in existing or new markets that provide acceptable return of investment. We believe that over the last three years we have developed one of the strongest management teams in the industry.

With this level of talent, we plan to continue empowering our operators to make appropriate decisions to grow their respective dealership operations and to control fixed and variable cost and expenses. We believe this approach allows us to continue to attract and retain talented employees, as well as provide the best possible service to our customers. At the same time, however, we also recognize that the growth in revenues we have experienced since our inception in 1997 has brought us to a transition point.

To fully leverage our scale, reduce costs, enhance internal controls and enable further growth, we are taking steps to standardize key operating processes. Our management structure supports more rapid decision making and speeds the roll-out of new processes. Additionally, in 2007, we successfully completed the conversion of all of our dealerships to the same dealer management system offered by Dealer Services Group of Automatic Data Processing Inc. (“ADP”) and put in place a standard general ledger layout. These actions represent key building blocks that will not only enable us to bring more efficiency to our accounting and information technology processes, but will support further standardization of critical processes and more rapid integration of acquired operations going forward, significantly reducing technology costs and increasing the speed in which we can achieve the full potential of our newly acquired stores.

We believe that substantial opportunities for growth through acquisition remain in our industry. In light of the current economic downturn, we will selectively grow our portfolio of import and luxury brands, as well as target that growth in geographically diverse areas with bright economic outlooks over the longer-term. We completed acquisitions comprising in excess of $700.0 million in estimated aggregated annualized revenues for 2007. We are targeting acquisitions of $300.0 million in estimated aggregated annualized revenues for 2008. Further, we will continue to critically evaluate our return on capital invested in our dealership operations for disposition opportunities.

While we desire to continue to grow through acquisitions, we continue to primarily focus on the performance of our existing stores to achieve internal growth goals. We believe further revenue growth is available in our existing stores and plan to utilize enhancements to our technology to help our people deliver that anticipated growth. In particular, we continue to focus on growing our higher margin used vehicle and parts and service businesses, which support growth even in the absence of an expanding market for new vehicles. The use of software tools in conjunction with our management focus on used vehicle and parts and service operations have helped to increase retail sales and improve margins over the past several years. We are also continuing to improve service revenue by investing further capital in our facilities.

For 2008, we will primarily focus on five key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	Greater emphasis on improving same-store results, especially in the parts and service and finance and insurance business;

•	Completion of the transition to an operating model with greater commonality of key operating processes and systems that support the extension of best practices and the leveraging of scale;

•	Continued emphasis on cost reduction and operating efficiency efforts;

•	Increased ownership of our real estate holdings; and

•	Improving or disposing of underperforming dealerships in our current portfolio.

Dealership Operations

Our operations are located in geographically diverse markets that extend domestically from New Hampshire to California and, beginning in 2007, internationally in the U.K. By geographic area, our revenues from external customers for the year ended December 31, 2007, were $6,219.7 million and $173.3 million from our domestic and foreign operations, respectively. Our domestic and foreign long-lived assets other than financial instruments as of December 31, 2007, were $420.2 million and $28.4 million, respectively. The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2007, and the number of dealerships and franchises in each region:

		Percentage of Our
		New Vehicle
		Retail Units Sold
		During the Twelve	As of December 31, 2007
		Months Ended	Number of	Number of
Region	Geographic Market	December 31, 2007	Dealerships	Franchises

Eastern	Massachusetts	11.7%	9	10
	New Jersey	5.5	6	7
	Louisiana	3.9	3	7
	New Hampshire	3.7	3	3
	Georgia	3.5	4	4
	Florida	3.4	4	4
	New York	2.6	5	5
	Mississippi	1.5	3	3
	Alabama	0.8	1	1
	South Carolina	—	2	2

		36.6	40	46
Central	Texas	32.0	32	46
	Oklahoma	9.6	13	20
	New Mexico	1.9	3	7
	Kansas	1.0	2	3

		44.5	50	76

Western	California	17.4	11	14

International	U.K.	1.5	3	6

Total		100.0%	104	142

Each of our local operations has a management structure that promotes and rewards entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts and service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization. Each general manager reports to one of our market directors or one of three regional vice presidents. Our regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them.

New Vehicle Sales

In 2007, we sold or leased 131,719 new vehicles representing 33 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for approximately 26.8% of our gross profit in 2007. In addition to the profit related to the transactions, a typical new vehicle sale or lease creates the following additional profit opportunities for a dealership:

•	manufacturer incentives, if any;

•	the resale of any trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale; and

•	the service and repair of the vehicle both during and after the warranty period.

Brand diversity is one of our strengths. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned as of, December 31, 2007:

			Franchises Owned
			as of
	New Vehicle	New Vehicle	December 31,
	Revenues	Unit Sales	2007
	(In thousands)

Toyota	$938,061	38,103	13	(1)
Ford	407,606	13,292	12
BMW	380,115	7,439	11
Nissan	379,925	14,941	12
Lexus	315,428	7,063	3
Honda	305,538	12,983	8
Mercedes-Benz	246,910	4,178	6
Chevrolet	177,303	5,914	6
Dodge	170,388	5,757	8
Acura	111,979	3,098	4
Jeep	77,567	2,862	8
GMC	62,621	1,783	4
Chrysler	60,411	2,184	8
Infiniti	49,156	1,277	1
Volvo	41,601	1,160	2
Scion	37,231	2,077	N/A	(1)
Mini	35,977	1,262	5
Audi	25,998	550	1
Mazda	23,612	1,046	2
Volkswagen	20,533	870	4
Lincoln	19,317	449	3
Mitsubishi	16,833	731	2
Subaru	15,034	623	1
Mercury	11,241	433	4
Porsche	10,211	136	1
Pontiac	9,671	465	4
Maybach	7,664	19	1
Cadillac	7,202	145	1
Hyundai	6,948	316	1
Buick	6,452	209	4
Kia	6,322	314	2
Suzuki	697	37	—
Lotus	142	3	—

Total	$3,985,694	131,719	142

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at 12 of our Toyota franchised locations.

Our mix of domestic, import and luxury franchises is also critical to our success. Over the past four years, we have strategically managed our exposure to the declining domestic market and emphasized the fast growing luxury and import markets, shifting our revenue mix from 41% domestic and 59% luxury and import in 2004 to 25% and 75% in 2007, respectively. Our mix for the year ended December 31, 2007, is set forth below:

	New Vehicle	New Vehicle	Percentage of
	Revenues	Unit Sales	Total Units Sold
	(In thousands)

Import	$1,750,735	72,041	55%
Domestic	983,260	32,899	25
Luxury	1,251,699	26,779	20

	$3,985,694	131,719	100%

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

Used Vehicle Sales

We sell used vehicles at each of our franchised dealerships. In 2007, we sold or leased 67,286 used vehicles at our dealerships, and sold 45,524 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for approximately 13.6% of our gross profit in 2007, while losses from the sale of vehicles on wholesale markets reduced our gross profit by approximately 0.4%. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of our ability to acquire these vehicles at favorable prices due to their limited comparability and the nature of their valuation, which is dependent on a vehicle’s age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, the availability of retail financing, and general economic conditions.

Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, the best sources of high-quality used vehicles. Our dealerships supplement their used vehicle inventory from purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers, and from wholesalers. During 2007, we enhanced our management of used vehicle inventory, focusing on the more profitable retail used vehicle business and deliberately reducing our wholesale used vehicle business. We continue to extensively utilize the American Auto Exchange’s used vehicle management software in all of our dealerships. This internet-based software tool enables our managers to make used vehicle inventory decisions based on real time market valuation data, and is an integral part of acquisition integration. It also allows us to leverage our size and local market presence by enabling the sale of used vehicles at a given dealership from our other dealerships in a local market, effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time. Each of our dealerships attempts to maintain no more than a 37 days’ supply of used vehicles.

In addition to active management of the quality and age of our used vehicle inventory, we have attempted to increase the profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned vehicles typically sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Certified pre-owned vehicles are eligible for new vehicle benefits such as new vehicle finance rates and, in some cases, extension of the manufacturer warranty. Our certified pre-owned vehicle sales have increased from 16.9% of total used retail sales in 2006 to 23.3% in 2007.

Parts and Service Sales

We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 26 collision centers we operate. Our parts and service business accounted for approximately 39.0% of our gross profit in 2007. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular dealership. Warranty work accounted for approximately 18.6% of the revenues from our parts and service business in 2007. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a retail customer.

The automotive repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles, especially in the area of electronics, has made it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in obtaining, training and retaining qualified technicians to work in our service and repair facilities and in state of the art diagnostic and repair equipment to be utilized by these technicians. Additionally, manufacturers permit warranty work to be performed only at franchised dealerships, and there is a trend in the automobile industry towards longer new vehicle warranty periods. As a result, we believe an increasing percentage of all repair work will be performed at franchised dealerships that have the sophisticated equipment and skilled personnel necessary to perform repairs and warranty work on today’s complex vehicles.

Our strategy to capture an increasing share of the parts and service work performed by franchised dealerships includes the following elements:

•	Focus on Customer Relationships; Emphasize Preventative Maintenance. Our dealerships seek to retain new and used vehicle customers as customers of our parts and service departments. To accomplish this goal, we use computer systems that track customers’ maintenance records and provide advance notice to owners of vehicles purchased or serviced at our dealerships when their vehicles are due for periodic service. Our use of computer-based customer relationship management tools increases the reach and effectiveness of our marketing efforts, allowing us to target our promotional offerings to areas in which service capacity is under-utilized or profit margins are greatest. We continue to train our service personnel to establish relationships with their service customers to promote a long-term business relationship. Vehicle service contracts sold by our finance and insurance personnel also assist us in the retention of customers after the manufacturer’s warranty expires. To further enhance access to our service facilities, we are rolling out technology that allows customers to schedule service appointments utilizing the internet. We believe our parts and service activities are an integral part of the customer service experience, allowing us to create ongoing relationships with our dealerships’ customers thereby deepening customer loyalty to the dealership as a whole.

•	Sell Vehicle Service Contracts in Conjunction with Vehicle Sales. Our finance and insurance sales departments attempt to connect new and used vehicle customers with vehicle service contracts and secure repeat customer business for our parts and service departments.

•	Efficient Management of Parts Inventory. Our dealerships’ parts departments support their sales and service departments, selling factory-approved parts for the vehicle makes and models sold by a particular dealership. Parts are either used in repairs made in the service department, sold at retail to customers, or sold at wholesale to independent repair shops and other franchised dealerships. Our dealerships employ parts managers who oversee parts inventories and sales. Our dealerships also frequently share parts with each other. Software programs are used to monitor parts inventory to avoid obsolete and unused parts to maximize sales and to take advantage of manufacturer return procedures.

Finance and Insurance Sales

Revenues from our finance and insurance operations consist primarily of fees for arranging financing, vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for approximately 21.0% of our gross profit in 2007. We offer a wide variety of third-

party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.

Financing.  We arrange third-party purchase and lease financing for our customers. In return, we receive a fee from the third-party finance company upon completion of the financing. These third-party finance companies include manufacturers’ captive finance companies, selected commercial banks and a variety of other third-parties, including credit unions and regional auto finance companies. The fees we receive are subject to chargeback, or repayment to the finance company, if a customer defaults or prepays the retail installment contract, typically during some limited time period at the beginning of the contract term. We have negotiated incentive programs with some finance companies pursuant to which we receive additional fees upon reaching a certain volume of business. Generally, we do not retain substantial credit risk after a customer has received financing, though we do retain limited credit risk in some circumstances.

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

The products our dealerships currently offer are generally underwritten and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Under our arrangements with the providers of these products, we either sell these products on a straight commission basis, or we sell the product, recognize commission and participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. These commissions may be subject to chargeback, in full or in part, if the contract is terminated prior to its scheduled maturity. We own a company that reinsures a portion of the third-party credit life and accident and disability insurance policies we sell. We have decided to terminate our offerings of credit life and accident and disability insurance policies in light of the significant decline in profitability and popularity.

New and Used Vehicle Inventory Financing

Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and a separate floorplan credit facility arrangement with Ford Motor Credit Company (the “FMCC Facility”). In March 2007, we entered into an amended and restated five-year revolving syndicated credit arrangement (the “Revolving Credit Facility”) that matures in March 2012 and provides a total of $1.35 billion of financing. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. The revolving credit facility consists of two tranches: $1.0 billion for vehicle inventory financing (the “Floorplan Line”), and $350.0 million for acquisitions, capital expenditures and working capital (the “Acquisition Line”). We utilize the $1.0 billion tranche of our Floorplan Line to finance up to 70% of the value of our used vehicle inventory and up to 100% of the value of all new vehicle inventory other than new vehicles produced by Ford and some of their affiliates. The capacity under these two tranches can be redesignated within the overall $1.35 billion commitment. On January 16, 2008, we redistributed $150.0 million of borrowing capacity from our Acquisition Line to our Floorplan Line. During 2007, our floorplan arrangement with Ford Motor Credit Company provided $300 million of floorplan financing capacity. We use the funds available under this arrangement to exclusively finance our inventories of new Ford vehicles produced by the lender’s manufacturer affiliate. The FMCC Facility is set to mature annually in December; we recently renewed the FMCC Facility to extend the maturity date to December 2008. Previously, we had a similar arrangement with DaimlerChrysler Services North America to exclusively finance our inventories of new DaimlerChrysler vehicles produced by the lender’s manufacturer affiliate but, on February 28, 2007, the DaimlerChrysler Facility matured and was not renewed. We used borrowings under our Revolving Credit Facility to pay off the outstanding Daimler facility balance at that time. Most manufacturers also offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases, which we recognize as a reduction of cost of new vehicle sales.

Acquisition and Divestiture Program

We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a focus on import and luxury brands;

•	creating economies of scale;

•	delivering a targeted return on investment; and

•	eliminating underperforming dealerships.

We have grown our business primarily through acquisitions. From January 1, 2003, through December 31, 2007, we:

•	purchased 65 franchises with expected annual revenues, estimated at the time of acquisition, of $3.0 billion;

•	disposed of 38 franchises with annual revenues of $0.5 billion; and

•	have been granted four new franchises by vehicle manufacturers.

Acquisition strategy.  We seek to acquire large, profitable, well-established dealerships that are leaders in their markets to:

•	expand into geographic areas we do not currently serve;

•	expand our brand, product and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets;

•	acquire the real estate to provide maximum operating flexibility; and/or

•	increase operating efficiency and cost savings in areas such as advertising, purchasing, data processing, personnel utilization and the cost of floorplan financing.

We typically pursue dealerships with superior operational management personnel whom we seek to retain. By retaining existing management personnel who have experience and in-depth knowledge of their local market, we seek to avoid the risks involved with employing and training new and untested personnel.

We continue to focus on the acquisition of dealerships or groups of dealerships that offer opportunities for higher returns, particularly import and luxury brands, and will strengthen our operations in geographic regions in which we currently operate with attractive long-term economic prospects.

Recent Acquisitions.  In 2007, we acquired 14 import franchises with expected annual revenues of approximately $702.4 million. The new franchises included (i) a BMW and Mini dealership and a Volkswagen franchise in Kansas City, Kansas, (ii) the international acquisition of three BMW and three Mini franchises located in the southeastern England towns of Brighton, Worthing, and Hailsham, (iii) a Mercedes-Benz franchise in Georgia and BMW and Volkswagen franchises in Columbia, South Carolina, (iv) a Mercedes-Benz dealership in Escondido California, and (v) a Mercedes-Benz franchise in Amityville, New York.

Divestiture Strategy.  We continually review our capital investments in dealership operations for disposition opportunities, based upon a number of criteria, including:

•	the rate of return over a period of time;

•	location of the dealership in relation to existing markets and our ability to leverage our cost structure; and

•	the dealership franchise brand.

While it is our desire to only acquire profitable, well-established dealerships, at times we have been requested, in connection with the acquisition of a particular dealership group, to acquire stores that do not fit our investment profile. We acquire such dealerships with the understanding that we may need to divest ourselves of them in the near or immediate future. The costs associated with such divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors such as (i) change in management, (ii) increase or improvement in facility operations, (iii) relocation of facility based on demographic changes, or (iv) reduction in costs and sales training. If, after a period of time, a dealership’s profitability does not respond in a positive nature, management will make the decision to sell the dealership to a third party, or, in a rare case, surrender the dealership back to the manufacturer. Management constantly monitors the performance of all of its stores, and routinely assesses the need for divestiture. In 2007, we continued disposing of under-performing dealerships and have made this a primary focus for 2008 as we rationalize our dealership portfolio to increase the overall profitability of our operations.

Recent Dispositions.  During 2007, we sold 15 franchises with annual revenues of approximately $154.8 million. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations, or accounting charges related to the impairment of assets.

Outlook.  Our acquisition target for 2008 is to complete acquisitions of dealerships that have $300.0 million in estimated aggregated annual revenues. Based on market conditions, franchise performance and our overall strategy, we also anticipate further disposition of underperforming franchises, but are unable to estimate an amount at this time. For 2008, we could incur charges related to divestitures and associated exit costs in the range of $10.0 million to $15.0 million.

Competition

We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and where to have a vehicle serviced. According to industry sources, there are approximately 21,200 franchised automobile dealerships and approximately 44,300 independent used vehicle dealers in the retail automotive industry.

Our competitive success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. Conditions and competitive pressures affecting the markets in which we operate, or in any new markets we enter, could adversely affect us, although the retail automobile industry as a whole might not be affected. Some of our competitors may have greater financial, marketing and personnel resources, and lower overhead and sales costs than we do. We cannot guarantee that our operating performance and our acquisition or disposition strategies will be more effective than the strategies of our competitors.

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

Parts and Service.  In the parts and service market, our dealerships compete with other franchised dealers to perform warranty repairs and with other automobile dealers, franchised and independent service center chains, and independent repair shops for non-warranty repair and maintenance business. We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, access to technology required for certain repairs and services (e.g., software patches, diagnostic equipment, etc.), location, price, the competence of technicians and the availability of training programs to enhance such expertise. A number of regional or national chains offer selected parts and services at prices that may be lower than ours.

Finance and Insurance.  We face competition in arranging financing for our customers’ vehicle purchases from a broad range of financial institutions. Many financial institutions now offer finance and insurance products over the Internet, which may reduce our profits from the sale of these products. We believe the principal competitive factors in the finance and insurance business are convenience, interest rates, product availability, product knowledge and flexibility in contract length.

Acquisitions.  We compete with other national dealer groups and individual investors for acquisitions. Increased competition, especially in certain of the luxury and import brands, may raise the cost of acquisitions. We cannot guarantee that there will be sufficient opportunities to complete desired acquisitions, nor are we able to guarantee that we will be able to complete acquisitions on terms acceptable to us.

Financing Arrangements

As of December 31, 2007, our total outstanding indebtedness and lease and other obligations were $2,207.4 million, including the following:

•	$670.8 million under the Floorplan Line of our Revolving Credit Facility;

•	$135.0 million under the Acquisition Line of our Revolving Credit Facility;

•	$601.5 million of future commitments under various operating leases;

•	$281.9 million in 2.25% convertible senior notes due 2036 (the “2.25% Convertible Notes”);

•	$100.3 million in 8.25% senior subordinated notes due 2013 (the “8.25% Notes”);

•	$124.9 million under our FMCC Facility;

•	$131.3 million under our real estate credit facility (our “Mortgage Facility”);

•	$46.1 million under floorplan notes payable to various manufacturer affiliates for foreign and rental vehicles;

•	$24.9 million of various notes payable;

•	$18.0 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line of our Revolving Credit Facility; and

•	$72.7 million of other short- and long-term purchase commitments.

As of December 31, 2007, we had the following amounts available for additional borrowings under our various credit facilities:

•	$329.2 million under the Floorplan Line of our Revolving Credit Facility, including $64.5 million of immediately available funds;

•	$197.0 million under the Acquisition Line of our Revolving Credit Facility, which may be limited from time to time based upon certain debt covenants;

•	$175.1 million under our FMCC Facility; and

•	$103.7 million available for additional borrowings under the Mortgage Facility.

In addition, the indentures relating to our 8.25% Notes, 2.25% Convertible Notes and other debt instruments allow us to incur additional indebtedness and enter into additional operating leases, subject to certain conditions.

Stock Repurchase Program

In April 2007, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock and, in August 2007, authorized the repurchase of up to an additional $30.0 million of our common stock, subject to management’s judgment and the restrictions of our various debt agreements. Pursuant to these authorizations, we repurchased 1,653,777 shares of our common stock at an average price of $36.28 per share, exhausting both $30.0 million authorizations.

In addition, under separate authorization, in March 2006, our Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to our employee stock purchase plan on a quarterly basis. Pursuant to this authorization, a total of 75,000 shares were repurchased during 2007, at an average price of $40.00 per share, or approximately $3.0 million. All funds for these repurchases came from employee contributions during 2007.

Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Dividends

During 2007, our Board of Directors approved four quarterly cash dividends totaling $0.56 per share. On February 26, 2008, our Board of Directors approved a dividend of $0.14 per share for shareholders of record on March 7, 2008, that will be paid on March 17, 2008. We intend to pay dividends in the future based on cash flows, covenant compliance, tax laws and other factors; however, there is no guarantee that dividends will be paid at any time in the future. See Note 9 to our consolidated financial statements for a description of restrictions on the payment of dividends.

Relationships and Agreements with our Manufacturers

Each of our dealerships operates under a franchise agreement with a vehicle manufacturer (or authorized distributor). The franchise agreements grant the franchised automobile dealership a non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our dealerships the right to use the manufacturer’s or distributor’s trademarks in connection with their operations, and impose numerous operational requirements and restrictions relating to, among other things:

•	inventory levels;

•	working capital levels;

•	the sales process;

•	minimum sales performance requirements;

•	customer satisfaction standards;

•	marketing and branding;

•	facility standards and signage;

•	personnel;

•	changes in management; and

•	monthly financial reporting.

Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite, and in most cases manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. From time to time, certain manufacturers may assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. We work with these manufacturers to address any asserted performance issues.

Our dealership service departments perform vehicle repairs and service for customers under manufacturer warranties. We are reimbursed for the repairs and service directly from the manufacturer. Some manufacturers offer rebates to new vehicle customers that we are required, under specific program rules, to adequately document, support and typically are responsible for collecting. In addition, some manufacturers provide us with incentives to sell certain models and levels of inventory over designated periods of time. Under the terms of our dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive and rebate audits and charge us back for unsupported or non-qualifying warranty repairs, rebates or incentives.

In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including our ability to make acquisitions and obtain financing, and our management and change of control provisions related to the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please read “Risk Factors.”

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers that accounted for approximately 10% or more of our new vehicle retail unit sales:

Percentage of New
Vehicle Retail
Units Sold
during the
Twelve Months Ended
December 31,
Manufacturer	2007

Toyota/Lexus	35.9%
Ford	12.4%
Nissan/Infiniti	12.3%
Honda/Acura	12.2%

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

Environmental, Health and Safety Laws and Regulations

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of federal, state and local laws and regulations governing management and disposal of materials and wastes, protection of the environment and public health and safety. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations. We may not be able to recover some or any of these costs from insurance.

Most of our dealerships utilize aboveground storage tanks and, to a lesser extent, underground storage tanks primarily for petroleum-based products. Storage tanks are subject to testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act, as amended, and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the federal Water Pollution Control Act, as amended, (commonly known as the Clean Water Act) and comparable state and local programs govern certain discharges from our operations. Similarly, certain air emissions from our operations such as auto body painting may be subject to the federal Clean Air Act, as amended, and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.

A very few of our dealerships are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, or comparable state laws typically in connection with materials that were sent offsite to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. CERCLA and comparable state laws impose strict joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons, referred to as “potentially responsible parties,” who are alleged to have released hazardous substances into the environment. Under CERCLA, these potentially responsible parties may be responsible for the costs of cleaning up the released hazardous substances, for damages to natural resources, and for the costs of certain health studies and it is not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the release of the hazardous substances into the environment. We do not believe the proceedings in which a few of our dealerships are currently involved are material to our results of operations or financial condition.

We generally conduct environmental studies on dealerships to be acquired regardless of whether we are leasing or acquiring in fee the underlying real property, and as necessary, implement environmental management practices or remedial activities to reduce the risk of noncompliance with environmental laws and regulations. Nevertheless, we currently own or lease, and in connection with our acquisition program will in the future own or lease, properties that in some instances have been used for auto retailing and servicing for many years. These laws apply regardless of whether we lease or purchase the land and facilities. Although we have utilized operating and disposal practices that were standard in the industry at the time, environmentally sensitive materials such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels may have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for recycling or disposal. Further, we believe that structures found on some of these properties may contain suspect asbestos-containing materials, albeit in an undisturbed condition. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials were not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws, pursuant to which we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations or financial condition. For example, in response to recent studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, the current session of the U.S. Congress is considering climate change-related legislation to restrict greenhouse gas emissions and at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Of significance to the automotive retail industry, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in its first climate-change decision, Massachusetts, et al. v. EPA, it is clear that the U.S. Environmental Protection Agency, or “EPA,” may regulate greenhouse gas emissions from mobile sources such as cars and trucks. The EPA has publicly stated its goal of issuing a proposed rule to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels but the timing for issuance of this proposed rule has not been finalized by the agency. New federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels in the United States could adversely affect demand for the vehicles that we sell.

We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. Finally, we generally conduct environmental studies on dealerships to be sold for the purpose of determining our ongoing liability after the sale, if any.

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

Employees

As of December 31, 2007, we employed 8,932 people, of whom:

•	1,355 were employed in managerial positions;

•	2,193 were employed in non-managerial vehicle sales department positions;

•	3,819 were employed in non-managerial parts and service department positions; and

•	1,565 were employed in administrative support positions.

We believe our relationships with our employees are favorable. Seventy-nine of our employees in one region are represented by a labor union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.

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

The following table sets forth certain information as of the date of this Annual Report on Form 10-K regarding our current executive officers:

Name	Age	Position

Earl J. Hesterberg	54	President and Chief Executive Officer
John C. Rickel	46	Senior Vice President and Chief Financial Officer
Randy L. Callison	54	Senior Vice President, Operations and Corporate Development
Darryl M. Burman	49	Vice President, General Counsel and Corporate Secretary

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

Internet Web Site and Availability of Public Filings

Our Internet address is www.group1auto.com. We make the following information available free of charge on our Internet Web site:

•	Annual Report on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current Reports on Form 8-K;

•	Amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act;

•	Our Corporate Governance Guidelines;

•	The charters for our Audit, Compensation, Finance/Risk Management and Nominating/Governance Committees;

•	Our Code of Conduct for Directors, Officers and Employees; and

•	Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller.

We make our filings with the Securities and Exchange Commission (the “SEC”) available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

We make our SEC filings available via a link to our filings on the SEC Web site. The above information is available in print to anyone who requests it. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange. We filed last year’s certification in March 2007. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Annual Report on Form 10-K.

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

Fuel prices during 2007 continued to reach historically high levels. Fuel prices may continue to affect consumer preferences in connection with the purchase of our vehicles. Consumers may be less likely to purchase larger, more expensive vehicles, such as sports utility vehicles or luxury automobiles and more likely to purchase smaller, less expensive and more fuel efficient vehicles. Further increases in fuel prices could have a material adverse effect on our business, revenues, cash flows and profitability.

In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our revenues, cash flows and profitability depend substantially on general economic conditions and spending habits in those regions of the United States where we maintain most of our operations.

Governmental Regulation pertaining to fuel economy (CAFE) standards may affect the manufacturer’s ability to produce cost effective vehicles.

The “Energy Policy Conservation Act”, enacted into law by Congress in 1975, added Title V, “Improving Automotive Efficiency”, to the Motor Vehicle Information and Cost Savings Act and established Corporate Average Fuel Economy (CAFE) standards for passenger cars and light trucks. CAFE is the sales weighted average fuel economy, expressed in miles per gallon (mpg) of a manufacturer’s fleet of passenger cars or light trucks with a gross vehicle weight rating of 8,500 pounds or less, manufactured for sale in the United States, for any given model year. The Secretary of Transportation has delegated authority to establish CAFE standards to the Administrator of the National Highway Traffic Safety Administration (NHTSA). NHTSA is responsible for establishing and amending the CAFE standards; promulgating regulations concerning CAFE procedures, definitions and reports; considering petitions for exemptions from standards for low volume manufacturers and establishing unique standards for them; enforcing fuel economy standards and regulations; responding to petitions concerning domestic production by foreign manufacturers and all other aspects of CAFE.

The primary goal of CAFE was to substantially increase passenger car fuel efficiency. Congress has continuously increased the standards since 1974, and, since mid-year 1990, the passenger car standard was increased to 27.5 miles per gallon, which it has remained at this level through 2007. The new law requires passenger car fuel economy to rise to an industry average of 35 miles per gallon by 2020. Likewise, light truck CAFE standards have been established over the years and significant changes were adopted in November 2006. As of mid-year 2007, the standard was increased to 22.2 miles per gallon and is expected to be increased to about 24 miles per gallon by 2011.

The penalty for a manufacturer’s failure to meet the CAFE standards is currently $5.50 per tenth of a mile per gallon for each tenth under the target volume times the total volume of those vehicles manufactured for a given model year. Manufacturers can earn CAFE “credits” to offset deficiencies in their CAFE performances. These credits can be applied to any three consecutive model years immediately prior to or subsequent to the model year in which the credits are earned.

Failure of a manufacturer to develop passenger vehicles and light trucks that meet CAFE standards could subject the manufacturer to substantial penalties, increase the costs of vehicles sold to us, and adversely affect our ability to market and sell vehicles to meet consumer needs and desires. Furthermore, Congress may continue to increase CAFE standards in the future and such additional legislation may have an adverse impact on the manufacturers and our business operations.

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

Each of our dealerships operates under a franchise agreement with one of our manufacturers (or authorized distributors). Without a franchise agreement, we cannot obtain new vehicles from a manufacturer, access the manufacturers’ certified pre-owned programs, perform warranty-related services or purchase parts at manufacturer pricing. As a result, we are significantly dependent on our relationships with these manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management and other material breaches of the franchise agreements. Manufacturers may also have a right of first refusal if we seek to sell dealerships. We cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.

Our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. Subject to state laws that are generally designed to protect dealers, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would more directly compete against us. The location of new dealerships near our existing dealerships could materially adversely affect our operations and reduce the profitability of our existing dealerships.

Our success depends upon the continued viability and overall success of a limited number of manufacturers.

We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer. Toyota/Lexus, Ford, DaimlerChrysler, Nissan/Infiniti, Honda/Acura and General

Motors dealerships represented approximately 87.5% of our total new vehicle retail units sold in 2007. In particular, sales of Ford and General Motors new vehicles represented 18.9% of our new vehicle unit sales in 2007.

In the event or threat of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (4) consumer demand for such manufacturer’s products could be materially adversely affected.

These events may result in a partial or complete write-down of our goodwill and/or intangible franchise rights with respect to any terminated franchises and cause us to incur impairment charges related to operating leases and/or receivables due from such manufacturers. In addition, vehicle manufacturers may be adversely impacted by economic downturns or recessions, adverse fluctuations in currency exchange rates, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects.

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

Our manufacturers attempt to measure customers’ satisfaction with automobile dealerships through systems generally known as the customer satisfaction index or CSI. Manufacturers may use these performance indicators, as well as sales performance numbers, as conditions for certain payments and as factors in evaluating applications for additional acquisitions. The manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems at any time. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions. To date, there have been no acquisition opportunities that have been denied by any manufacturer. However, we cannot assure you that all of our proposed future acquisitions will be approved. In the event this was to occur, this could materially adversely affect our acquisition strategy.

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

Restrictions in our agreements with manufacturers could negatively impact our ability to obtain certain types of financings.

Provisions in our agreements with our manufacturers may, in the future, restrict our ability to obtain certain types of financing. A number of our manufacturers prohibit pledging the stock of their franchised dealerships. For example, our agreement with General Motors contains provisions prohibiting pledging the stock of our General Motors franchised dealerships. Our agreement with Ford permits us to pledge our Ford franchised dealerships’ stock and assets, but only for Ford dealership-related debt. Moreover, our Ford agreement permits our Ford franchised dealerships to guarantee, and to use Ford franchised dealership assets to secure, our debt, but only for Ford dealership-related debt. Ford waived that requirement with respect to our March 1999 and August 2003 senior subordinated notes offerings and the subsidiary guarantees of those notes. Certain of our manufacturers require us to meet certain financial ratios. Our failure to comply with these ratios gives the manufacturers the right to reject proposed acquisitions, and may give them the right to purchase their franchises for fair value.

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

Our manufacturers may also impose additional similar restrictions on us in the future. Actions by our stockholders or prospective stockholders, which would violate any of the above restrictions are generally outside our control. If we are unable to comply with or renegotiate these restrictions, we may be forced to terminate or sell one or more franchises, which could have a material adverse effect on us. These restrictions may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. These restrictions also may impede our ability to acquire dealership groups, to raise required capital or to issue our stock as consideration for future acquisitions.

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

In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management’s attention, delays, or other operational or financial problems. Acquisitions involve a number of special risks, including, among other things:

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Based on the organization and management of our business, we determined that each region qualified as reporting units for the purpose of assessing goodwill for impairment.

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

All of the borrowings under our various credit facilities bear interest based on a floating rate. Therefore, our interest expense would rise with any increase in interest rates. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. We receive credit assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations, and we have entered into derivative transactions to convert a portion of our variable rate debt to fixed rates to partially mitigate this risk. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

Our U.K. operations are subject to risks associated with foreign currency and exchange rate fluctuations.

In 2007, we expanded our operations into the U.K. As such, we are exposed to additional risks related to such foreign operations, including:

•	currency and exchange rate fluctuations;

•	foreign government regulative and potential changes;

•	lack of franchise protection creating greater competition; and

•	tariffs, trade restrictions, prohibition on transfer of funds, and international tax laws and treaties.

Our consolidated financial statements reflect that our results of operations and financial position are reported in local currency and are converted into U.S. dollars at the applicable currency rate. Fluctuations in such currency rates may have a material effect on our results of operations or financial position as reported in U.S. dollars.

A decline of available financing in the sub-prime lending market may adversely affect our sales of used vehicles.

A significant portion of vehicle buyers, particularly in the used car market, finance their vehicle purchases. Sub-prime finance companies have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of a down payment, do not have access to more traditional finance sources. Recent economic developments suggest that sub-prime finance companies may tighten their credit standards. We believe that this could adversely affect our used vehicle sales. If sub-prime finance companies apply higher standards, if there is any further tightening of credit standards used by sub-prime finance companies, or if there is additional decline in the overall availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our used car business, revenues, cash flows and profitability.

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

The automotive retail industry is highly competitive. Depending on the geographic market, we compete with:

•	franchised automotive dealerships in our markets that sell the same or similar makes of new and used vehicles that we offer, occasionally at lower prices than we do;

•	other national or regional affiliated groups of franchised dealerships and/or of used vehicle dealerships;

•	private market buyers and sellers of used vehicles;

•	Internet-based vehicle brokers that sell vehicles obtained from franchised dealers directly to consumers;

•	service center chain stores; and

•	independent service and repair shops.

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

In addition to competition for vehicle sales, our dealerships compete with franchised dealerships to perform warranty repairs and with other automotive dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. Our dealerships compete with other automotive dealers, service stores and auto parts retailers in their parts operations. We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, access to technology required for certain repairs and services, location, price, the competence of technicians and the availability of training programs to enhance such expertise. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships’ prices. We also compete with a broad range of financial institutions in arranging financing for our customers’ vehicle purchases.

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

Our automotive dealerships are subject to stringent federal, state and local environmental laws and regulations that may result in claims and liabilities, which could be material.

We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, spills or releases onto soils and into ground water, the operation and removal of underground and aboveground storage tanks, and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous substances or wastes and other environmentally sensitive materials. These environmental laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from our storage tanks and other equipment that we operate, and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, also known as the “EPA,” and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

There is risk of incurring significant environmental costs and liabilities in the operation of our automotive dealerships due to our handling of petroleum products and other materials characterized as hazardous substances or hazardous wastes, the threat of spills and releases arising in the course of operations, especially from storage tanks, and the threat of contamination arising from historical operations and waste disposal practices, some of which may have been performed by third parties not under our control. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Moreover, the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and, as a result, we may be required to make material additional expenditures to comply with existing or future laws or regulations, or as a result of the future discovery of environmental conditions not in compliance with then applicable law. Please see “Business — Governmental Regulations — Environmental, Health and Safety Laws and Regulations” for more discussion of the effect of such laws and regulations on us.

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

Our certificate of incorporation, bylaws and franchise agreements contain provisions that make a takeover of us difficult.

Our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if such change of control would be beneficial to our stockholders. These include provisions:

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

Certain of our franchise agreements prohibit the acquisition of more than a specified percentage of our common stock without the consent of the relevant manufacturer. These terms of our franchise agreements could also make it more difficult for a third party to acquire control of us.

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

Natural disasters and adverse weather events can disrupt our business.

Our stores are concentrated in states and regions in the United States in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We presently lease our corporate headquarters, which is located at 950 Echo Lane, Houston, Texas. However, our lease expires on February 29, 2008, at which time we will relocate our corporate headquarters to another leased office space in Houston, Texas. In addition, as of December 31, 2007, we had 142 franchises situated in 104 dealership locations throughout 15 states and in the U.K. As of December 31, 2007, we leased 77 of these locations and owned the remainder. We have three locations in Massachusetts and one location in Oklahoma where we lease the land but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased

Eastern	Massachusetts	4	5
	New Hampshire	—	3
	New Jersey	4	3
	New York	1	3
	Louisiana	—	3
	Florida	2	2
	Georgia	3	1
	Mississippi	—	3
	Alabama	—	1
	South Carolina	2	—

		16	24
Central	Texas	2	32
	Oklahoma	3	8
	New Mexico	—	3
	Kansas	2	—

		7	43
Western	California	2	9
International	U.K.	3	—

Total		28	76

We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. In the past, we tried to structure our operations so as to avoid the ownership of real property. In connection with our acquisitions, we generally sought to lease rather than acquire the facilities on which the acquired dealerships were located. We generally entered into lease agreements with respect to such facilities that have 30-year total terms with 15-year initial terms and three five-year option periods, at our option. As a result, we lease the majority of our facilities under long-term operating leases. See Note 13 to our consolidated financial statements.

During 2007, we revised our business strategy to actively pursue the acquisition of real estate in conjunction with dealership purchases, as well as, in select cases, the property on which our existing dealerships are currently located, or improved or unimproved property where we intend to relocate our existing or future dealerships. Prior to 2007, we acquired our real estate by utilizing our existing cash reserves. In March of 2007, we established a Mortgage Facility for the primary purpose of acquiring existing land and buildings on which our dealerships are located or for newly acquired land and buildings in which a new dealership is located. One of our subsidiaries, Group 1 Realty, Inc., typically acquires the property and acts as the landlord of our dealership operations. In 2007, we acquired $129.5 million of real estate in conjunction with our dealership acquisitions and existing facility improvement and expansion actions, as well as, through the selective exercise of lease buy-out options. With these acquisitions, the capitalized value of the real estate that we owned was $278.7 million as of December 31, 2007.

Item 3.	Legal Proceedings

From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as, claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge us back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to our right to appeal any such decision.

Through relationships with insurance companies, our dealerships sold credit insurance policies to our vehicle customers and received payments for these services. Recently, allegations have been made against insurance companies with which we do business that they did not have adequate monitoring processes in place and, as a result, failed to remit to credit insurance policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of our dealerships have received notice from insurance companies advising us that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. To date, we have paid out in the aggregate $1.5 million to settle our contractual obligations with two insurance companies. The commissions received on sale of credit insurance products is deferred and recognized as revenue over the life of the policies, in accordance with SFAS No. 60. As such, a portion of this pay-out was offset against deferred revenue, while the remainder was recognized as a finance and insurance chargeback expense in 2007. We anticipate paying additional claims in the future, though, the exact amounts can not be determined with any certainty at this time.

Notwithstanding the foregoing, we are not a party to any legal proceedings, including class action lawsuits to which we are a party that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 78 holders of record of our common stock as of February 26, 2008.

The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2006 and 2007.

	High	Low	Dividends Paid

2006:
First Quarter	$50.17	$30.94	$0.13
Second Quarter	63.97	47.54	0.14
Third Quarter	61.73	43.27	0.14
Fourth Quarter	58.68	47.80	0.14
2007:
First Quarter	$55.37	$39.16	$0.14
Second Quarter	43.41	39.14	0.14
Third Quarter	42.96	32.57	0.14
Fourth Quarter	35.38	23.59	0.14

In February 2008, our Board of Directors declared a dividend of $0.14 per common share. We expect these dividend payments on our outstanding common stock and common stock equivalents to total approximately $3.3 million in the first quarter of 2008. The payment of any future dividend is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2007, our 8.25% Notes, the most restrictive agreement with respect to such limits, limited future dividends and stock repurchases to $13.4 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2012 and our 8.25% Notes mature in 2013.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing. The graph compares the performance of our common stock to the S&P 500 Index and to a peer group for our last five fiscal years. The members of the peer group are Asbury Automotive Group, Inc., AutoNation, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc. and Sonic Automotive, Inc. The source for the information contained in this table is Zack’s Investment Research, Inc.

The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2002, and that all dividends were reinvested. Performance data for Group 1, the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

	Group 1
Measurement Date	Automotive, Inc.	S&P 500	Peer Group

December 2002	$100.00	$100.00	$100.00
December 2003	151.52	128.68	160.31
December 2004	131.88	142.67	163.45
December 2005	131.59	149.65	186.52
December 2006	217.10	173.28	202.66
December 2007	101.30	182.67	143.96

Purchases of Equity Securities by the Issuer

No shares of our common stock were repurchased during the three months ended December 31, 2007. See “Business — Stock Repurchase Program” for more information.

Securities Authorized by Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following selected historical financial data as of December 31, 2007, 2006, 2005, 2004, and 2003, and for the five years in the period ended December 31, 2007, have been derived from our audited financial statements, subject to certain reclassifications to make prior years conform to the current year presentation. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date we acquired them. As a result of the effects of our acquisitions and other potential factors in the future, the historical financial information described in the selected financial data is not necessarily indicative of our results of operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected financial data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share amounts)

Income Statement Data:
Revenues	$6,392,997	$6,083,484	$5,969,590	$5,435,033	$4,518,560
Cost of sales	5,396,618	5,118,684	5,037,184	4,603,267	3,795,149

Gross profit	996,379	964,800	932,406	831,766	723,411
Selling, general and administrative expenses	778,061	739,765	741,471	672,210	561,078
Depreciation and amortization	20,897	18,138	18,927	15,836	12,510
Asset impairments	16,784	2,241	7,607	44,711	—

Income from operations	180,637	204,656	164,401	99,009	149,823
Other income and (expense):
Floorplan interest expense	(48,117)	(46,682)	(37,997)	(25,349)	(21,571)
Other interest expense, net	(25,471)	(18,783)	(18,122)	(19,299)	(15,191)
Loss on redemption of senior subordinated notes	(1,598)	(488)	—	(6,381)	—
Other income (expense), net	572	645	125	(28)	11

Income before income taxes	106,023	139,348	108,407	47,952	113,072
Provision for income taxes	38,071	50,958	38,138	20,171	36,946

Income before cumulative effect of a change in accounting principle	67,952	88,390	70,269	27,781	76,126
Cumulative effect of a change in accounting principle, net of tax	—	—	(16,038)	—	—

Net income	$67,952	$88,390	$54,231	$27,781	$76,126

Earnings per share:
Basic:
Income before cumulative effect of a change in accounting principle	$2.92	$3.66	$2.94	$1.22	$3.38
Net income	$2.92	$3.66	$2.27	$1.22	$3.38
Diluted:
Income before cumulative effect of a change in accounting principle	$2.90	$3.62	$2.90	$1.18	$3.26
Net income	$2.90	$3.62	$2.24	$1.18	$3.26
Dividends per share	$0.56	$0.55	$—	$—	$—
Weighted average shares outstanding:
Basic	23,270	24,146	23,866	22,808	22,524
Diluted	23,406	24,446	24,229	23,494	23,346

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Working capital	$190,553	$237,054	$137,196	$155,453	$275,582
Inventories	899,792	830,628	756,838	877,575	671,279
Total assets	2,505,297	2,113,955	1,833,618	1,947,220	1,502,445
Floorplan notes payable — credit facility	670,820	437,288	407,396	632,593	297,848
Floorplan notes payable — manufacturer affiliates	170,911	287,978	316,189	215,667	195,720
Acquisition line	135,000	—	—	84,000	—
Mortgage facility	131,317	—	—	—	—
Long-term debt, including current portion	420,781	429,493	158,860	157,801	231,088
Stockholders’ equity	684,481	692,840	626,793	567,174	518,109
Long-term debt to capitalization(1)	50%	38%	20%	30%	31%

(1)	Includes, the acquisition line, mortgage facility and other long-term debt

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion in conjunction with Part I, including the matters set forth in the “Risk Factors” section, and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading operator in the $1.0 trillion automotive retail industry. As of December 31, 2007, we owned and operated 142 franchises at 104 dealership locations and 26 collision centers. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, South Carolina and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom.

As of December 31, 2007, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (50 dealerships in Kansas, New Mexico, Oklahoma and Texas), and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to the Chief Executive Officer and a regional chief financial officer reporting directly to our Chief Financial Officer. In addition, our international operations consist of three dealerships in the United Kingdom also managed locally with direct reporting responsibilities to our corporate management team.

During 2007, as throughout our 10-year history, we grew our business primarily through acquisitions. We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2003, through December 31, 2007, we have acquired 65 dealership franchises with annual revenues of $3.0 billion, disposed of or terminated 38 dealership franchises with annual revenues of $0.5 billion, and been granted four new dealership franchises by our manufacturers. In 2007 alone, we acquired 14 import franchises with expected annual revenues of $702.4 million. Each acquisition has been accounted for as a purchase and the corresponding results of operations of these dealerships are included in our financial statements from the date of acquisition. In the following discussion and analysis, we report certain performance measures of our newly acquired dealerships separately from those of our existing dealerships.

Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services.

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

For the years ended December 31, 2007, 2006 and 2005, we realized net income of $68.0 million, $88.4 million and $54.2 million, respectively, and diluted earnings per share of $2.90, $3.62 and $2.24, respectively. The following factors impacted our financial condition and results of operations in 2007, 2006 and 2005, and may cause our reported financial data not to be indicative of our future financial condition and operating results.

Year Ended December 31, 2007:

•	Asset Impairments: In conjunction with our annual impairment assessment of goodwill and indefinite-lived intangible assets, we determined the carrying value of indefinite-lived intangible franchise rights associated with six of our dealerships to be impaired. Accordingly, we recognized a $9.2 million pretax impairment charge in the fourth quarter of 2007. Further, in conjunction with the sale of real estate associated with one of our dealerships, we recognized a $5.4 million pretax impairment charge. In addition, we recognized a total of $2.2 million in additional pretax impairment charges related to the impairment of fixed assets, primarily associated with sold stores and terminated franchises.

•	Lease Terminations: During the first half of 2007, our results were negatively impacted by $4.3 million of pretax charges as we terminated real estate leases associated with the sale or termination of two of our domestic brand franchises. In addition, during 2007, we successfully completed the conversion of all of our stores to operate on the Dealer Services Group of Automatic Data Processing Inc. (“ADP”) platform for dealership management services. As a result, we recognized an additional $0.7 million in lease termination costs related to these conversions.

•	Loss on Bond Redemption: During the third quarter 2007, we recognized a $1.6 million pretax charge on the redemption of $36.4 million of our 8.25% Notes.

Year Ended December 31, 2006:

•	Asset Impairments: In conjunction with our annual impairment assessment of goodwill and indefinite-lived intangible assets, we determined the carrying value of indefinite-lived intangible franchise rights associated with two of our domestic franchises to be impaired. Accordingly, we recognized a $1.4 million pretax impairment charge in the fourth quarter of 2006. In addition, during the fourth quarter of 2006, we entered into an agreement to sell one of our Ford dealership franchises and, as a result, identified the carrying value of certain fixed assets associated with the dealership to be impaired. In connection therewith, we recorded a pretax impairment charge of $0.8 million.

•	Hurricanes Katrina and Rita Insurance Settlements and New Orleans Recovery: We settled all building, content and vehicle damage and business interruption insurance claims with our insurance carriers in 2006. As a result, we recognized an additional $6.4 million of business interruption proceeds related to covered payroll and fixed cost expenditures incurred during 2006, as a reduction of selling, general and administrative expenses in the consolidated statements of operations.

•	Lease Terminations: On March 30, 2006, we announced that ADP would become the sole dealership management system provider for our existing stores. We converted a number of our stores from other systems to ADP in 2006 and settled the lease termination agreement with one of our other system providers for all stores converted as of December 31, 2006.

In June 2006, as a result of the significant damage sustained at our Dodge store on the East Bank of New Orleans during Hurricane Katrina, we terminated our franchise with DaimlerChrylser, dealership operations at this store and the associated facilities lease agreement. As a result of the lease termination, we recognized a $4.5 million pretax charge.

•	Dealership Disposals: We disposed of 13 franchises during 2006, resulting in an aggregate pretax gain on sale of $5.8 million.

•	Severance Costs: In conjunction with our management realignment from platform to regional structures, we entered into severance agreements with several employees. In aggregate, these severance costs amounted to $3.5 million in 2006.

•	Stock-Based Compensation: We provide compensation benefits to employees and non-employee directors pursuant to our 1996 Stock Option Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended. Historically, we utilized stock options to provide long-term incentive to these individuals. However, beginning in March 2005, we began utilizing restricted stock awards or, at the recipient’s election, phantom stock awards, in lieu of stock options. Any future grants of either stock options or restricted stock awards are subject to the discretion of our board of directors.

As a result of adopting Financial Accounting Standards Board or FASB Statement No. 123(R), “Share-Based Payment,” on January 1, 2006, we recognized $1.8 million of additional stock-based compensation expense related to stock options and $1.1 million related to the Employee Stock Purchase Plan during the year ended December 31, 2006. Our income before income taxes and net income for the year ended December 31, 2006, were $2.9 million and $2.8 million lower than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion (“APB”) 25. Basic and diluted earnings per share were both $0.11 lower for the year ended December 31, 2006, than if we had continued to account for the stock-based compensation under APB 25.

Year Ended December 31, 2005:

•	Hurricanes Katrina and Rita: On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, we operated six dealerships in the New Orleans area consisting of nine franchises. Two of the dealerships were located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four were located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and were ultimately closed in 2006 and the respective franchises terminated. The West Bank stores reopened approximately two weeks after the storm.

On September 24, 2005, Hurricane Rita came ashore along the Texas/Louisiana border, near Houston and Beaumont, Texas. At that time, we operated two dealerships in Beaumont, Texas, consisting of 11 franchises, and nine dealerships in the Houston area consisting of seven franchises. As a result of the evacuation by many residents of Houston, and the aftermath of the storm in Beaumont, all of these dealerships were closed several days before and after the storm. All of these dealerships have since resumed normal operations.

At the time of the hurricanes, we estimated the damage sustained at our New Orleans-area and Beaumont dealership facilities and our inventory of new and used vehicles at those locations to be approximately $23.4 million. After we applied the terms of our underlying property and casualty insurance policies, we recorded an insurance recovery receivable totaling $19.2 million and reduced the above-noted estimated loss to $4.2 million. This loss is included in selling, general and administrative expenses in the consolidated statements of operations. The receivable was established based on our determination, given our experience with these type claims and discussions to date with our insurance carriers, that it is probable that recovery will occur for the amount of these losses and the cost to repair our leased facilities in excess of insurance policy deductibles. We made the determination of whether recovery was “probable” in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” which defines “probable” as being likely to occur. During the fourth quarter, we received total payments on these receivables of $14.6 million.

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

•	Cumulative Effect of a Change in Accounting Principle: For some of our dealerships, our adoption of Emerging Issues Task Force (“EITF”) D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill,” resulted in intangible franchise rights having carrying values that were in excess of their fair values. This required us to write-off the excess value of $16.0 million, net of deferred taxes of $10.2 million, or $0.66 per diluted share, as the cumulative effect of a change in accounting principle in the first quarter of 2005.

•	Asset Impairments: In connection with the preparation and review of our third-quarter interim financial statements, we determined that recent events and circumstances in New Orleans indicated that an impairment of goodwill, intangible franchise rights and/or other long-lived assets may have occurred in the three months ended September 30, 2005. Therefore, we performed interim impairment assessments of these assets. As a result of these assessments, we determined that the carrying value of the intangible franchise right associated with our Dodge franchise in New Orleans was impaired and recorded a pretax charge of $1.3 million during the third quarter of 2005.

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

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	For the Year Ended December 31,
	2007	2006	2005

Unit Sales
Retail Sales
New Vehicle	131,719	129,198	126,108
Used Vehicle	67,286	67,868	68,286

Total Retail Sales	199,005	197,066	194,394
Wholesale Sales	45,524	45,706	50,489

Total Vehicle Sales	244,529	242,772	244,883
Gross Margin
New Vehicle Retail Sales	6.7%	7.2%	7.1%
Adjusted Used Vehicle Total(1)	11.3%	12.6%	12.3%
Parts and Service Sales	54.6%	54.4%	54.3%
Total Gross Margin	15.6%	15.9%	15.6%
SG&A(2) as a % of Gross Profit	78.1%	76.7%	79.5%
Operating Margin	2.8%	3.4%	2.8%
Pretax Margin	1.7%	2.3%	1.8%
Finance and Insurance Revenues per Retail Unit Sold	$1,050	$977	$957

(1)	We monitor a statistic we call “adjusted used vehicle gross margin” which equals total used vehicle gross profit, which includes the total net profit or loss from the wholesale sale of used vehicles, divided by retail used vehicle sales revenues. The net profit or loss on wholesale used vehicle sales are included in this number, as these transactions facilitate retail used vehicle sales and management of inventory levels.

(2)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to same store results and variances, which are discussed in more detail in the Results of Operations section that follows.

Since 2005, our consolidated retail unit sales have increased as improvements in new vehicle sales, as a result of our dealership acquisition activity in each year, outpaced declines in our used retail sales. We experienced a decline in same store new vehicle retail sales from 2005 to 2007 as sales at our domestic brand stores weakened, largely consistent with the overall national performance of those brands. The domestic downturn was partially offset by improvements in our same store import and luxury brands results. The decrease in our consolidated used vehicle retail sales from 2005 to 2007 stemmed from a decline in our same store used vehicle sales, partially offset by the impact of our acquisitions. We continue to take additional steps toward better managing our used vehicle inventory and becoming more critical of the used vehicles we purchase and retain for resale, resulting in decreases in our used wholesale sales from 2005 to 2007.

Weakening market conditions spread during 2007 from the California and Florida markets to a broader portion of the country, including the Northeast, which negatively impacted new vehicle gross margins. Overall, new vehicle margins declined from 2005 and 2006 levels of more than 7.0% to 6.7% in 2007, representing declines in both our new car and new truck businesses. Consistent with the gross margin trend, our new vehicle profit per retail unit improved 1.5% from 2005 to 2006, but declined 3.8% in 2007 to $2,025. Overall, our same store new vehicle margin and profit results were consistent with our consolidated patterns. Our same store new vehicle gross profit per retail unit sold improved for our luxury lines in 2007, but declines in our domestic and import stores offset this improvement. Our 2007 same store new vehicle gross margins decreased in both our car and truck lines, as well as across our luxury, import and domestic offerings.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. Declining new vehicle markets and manufacturer efforts to stimulate new vehicle sales through incentives created margin pressure in our used vehicle business and contributed to a weaker used vehicle market in 2007 as compared to 2006 and 2005. The variances from 2005 to 2007 in our adjusted used vehicle gross margin were primarily driven by our retail used vehicle margin, which declined from 12.7% in 2005 and 12.9% in 2006 to 11.6% in 2007. Our gross profit per used retail unit decreased in 2007 to $2,021 from $2,113 in 2006, but was up from $1,994 in 2005.

Our consolidated parts and service gross margin has steadily increased from 54.3% in 2005 to 54.6% in 2007. During 2007, we implemented initiatives designed to enhance our customers’ service experience and improve our pricing structure.

Our consolidated finance and insurance revenues per retail unit sold have increased year-over-year from 2005 to 2007, substantially attributable to improvements in both our retail finance and vehicle service contract segments. Negotiated enhancements to our vehicle service contract pricing structure were implemented during the second and third quarters of 2007, driving an increase in our vehicle service contract income per contract.

Our consolidated selling, general and administrative expenses (SG&A) as a percentage of gross profit increased 140 basis points to 78.1% in 2007, as compared to 2006. While total gross profit increased 3.3% from 2006 to 2007, our consolidated SG&A increased 5.2%, as a 0.2% decrease in same store SG&A was offset by the impact of our acquisitions. SG&A as a percentage of gross profit decreased from 79.5% in 2005 to 76.7% in 2006, as a result of the combination of an increase in gross profit and cost reduction initiatives implemented in late 2005 and early 2006 that were focused on personnel related expenses. These reductions were partially offset by the 2006 adoption of SFAS 123(R), “Share-Based Payment,” resulting in compensation expense being recognized related to stock option and employee stock purchase grants.

In addition to the above items, our operating margin for 2007 was negatively impacted by a $14.5 million increase in asset impairments over 2006. As a result, operating margin decreased 60 basis points from 3.4% in 2006 to 2.8% in 2007. Our 2006 operating margin benefited from a $5.4 million decrease in asset impairments from 2005, resulting in a 60 basis point increase. In each period, the asset impairments were primarily attributable to identified shortfalls in the fair value of certain intangible franchise rights when compared to the respective capitalized value. Our pretax margin declined from 2.3% in 2006 to 1.7% in 2007. In addition to the factors noted above, the 2007 pretax margin as compared to 2006 was negatively impacted by an increase in other interest expense, attributable to an additional six months of interest expense on our 2.25% Convertible Notes that were issued in June 2006 and interest incurred on 2007 borrowings under our mortgage facility. Our 2006 pretax margin improved 50 basis points from 1.8% in 2005 as a result of the items previously noted and despite an $8.7 million increase in floorplan interest expense, which was primarily caused by rising interest rates between the two periods.

We believe that our continued growth depends on, among other things, our ability to successfully acquire and integrate new dealerships, while at the same time achieving optimum performance from our diverse franchise mix, attracting and retaining high-caliber employees and reinvesting as needed to maintain top-quality facilities. During 2008, we expect to spend $60.0 million to construct new facilities and upgrade or expand existing facilities, although we expect to finance some of this construction with our mortgage facility as well as with funds from sale and lease back transactions. In addition, we expect to complete acquisitions of dealerships with $300.0 million in expected aggregate annual revenues.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. In making this shift to a market-based measure of fair value, our annual impairment assessment of indefinite lived intangible assets could be significantly impacted. If changes to our inputs used in determining the estimated weighted average cost of capital (the “WACC”) increased the WACC by 100 basis points, and all other assumptions remain constant, the resulting non-cash charge for impairment of indefinite-lived intangible franchise rights would be approximately $3.7 million. No impairment of goodwill would result. In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for non-financial assets and liabilities. We anticipate the adoption of SFAS No. 157 for financial assets and financial liabilities will not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do no expect SFAS 159 to have a material effect on our future results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. The more significant changes in the accounting for acquisitions which could impact our business are:

•	certain transaction costs, which are presently treated as cost of the acquisition, will be expensed;

•	restructuring costs associated with a business combination, which are presently capitalized, will be expensed subsequent to the acquisition date;

•	contingencies, including contingent consideration, which is presently accounted for as an adjustment of purchase price, will be recorded at fair value with subsequent adjustments recognized in operations; and

•	valuation allowances on acquired deferred tax assets, which are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, will be recognized up front and in operations.

SFAS No. 141 (R) is effective for us on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. We are currently assessing the impact of SFAS No. 141 (R) on our business and have not yet determined its impact on our consolidated financial statements.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our 2.25% Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 2.25% Convertible Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. We are currently evaluating the proposed new rules and the impact on our current accounting for the 2.25% Convertible Notes. However, if the Proposed FSP is adopted in its current form, we expect to recognize additional interest expense in the period implemented due to the interest expense accretion associated with the 2.25% Convertible Notes and to report greater than previously reported interest expense in all prior periods presented due to retrospective application.

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

Inventories.  We carry our new, used and demonstrator vehicle inventories, as well as our parts and accessories inventories, at the lower of cost or market in our consolidated balance sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, added equipment and transportation. Additionally, we receive interest assistance from some of our manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our balance sheets and as a reduction to cost of sales in our statements of operation as the vehicles are sold. As the market value of our inventory typically declines over time, we establish reserves based on our historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Our valuation risk is mitigated, somewhat, by how quickly we turn this inventory. At December 31, 2007, our used vehicle days’ supply was 35 days.

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

We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While our chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining our estimates of future amounts which might be charged back would have changed our reserve at December 31, 2007, by approximately $1.7 million.

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

We perform the annual impairment assessment at the end of each calendar year, or more frequently if events or circumstances at a reporting unit occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the organization and management of our business prior to 2006, each of our groups of dealerships formerly referred to as platforms qualified as reporting units for the purpose of assessing goodwill for impairment. However, with our reorganization into three regions in 2007, and the corresponding changes in our management, operational and reporting structure we determined that goodwill should be evaluated at a regional level.

To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated weighted average cost of capital. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions change, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Intangible Franchise Rights.  Our only significant identifiable intangible assets, other than goodwill, are rights under our franchise agreements with manufacturers. Our dealerships’ franchise agreements are for various terms, ranging from one year to an indefinite period. We expect these franchise agreements to continue indefinitely and, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period. Therefore, we do not amortize the carrying amount of our franchise rights. Franchise rights acquired in acquisitions prior to July 1, 2001, were not separately recorded, but were recorded and amortized as part of goodwill and remain a part of goodwill at December 31, 2007 and 2006, in the accompanying consolidated balance sheets. Like goodwill, and in accordance with SFAS No. 142, we test our franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment, using a fair-value method.

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

If any one of the above assumptions change, including in some cases insignificantly, or fails to materialize, the resulting decline in our intangible franchise rights’ estimated fair value could result in a material impairment charge to the intangible franchise right associated with the applicable dealership. For example, if our assumptions regarding the future interest rates used in our estimated weighted average cost of capital used in our 2007 impairment analysis increased by 100 basis points, and all other assumptions remain constant, the resulting non-cash impairment charge would increase by $3.7 million.

Self-Insured Property and Casualty Reserves.  We are self-insured for a portion of the claims related to our property and casualty insurance programs, requiring us to make estimates regarding expected losses to be incurred.

We engage a third-party actuary to conduct a study of the exposures under the self insured portion of our worker’s compensation and general liability insurance programs for all open policy years. We update this actuarial study on an annual basis and make the appropriate adjustments to our accrual. Actuarial estimates for the portion of claims not covered by insurance are based on our historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the historical loss history used in determining our estimate of future losses would have changed our reserve for these losses at December 31, 2007, by $3.4 million.

For workers’ compensation and general liability insurance policy years ended prior to October 31, 2005, this component of our insurance program included aggregate retention (stop loss) limits in addition to a per claim deductible limit. Due to our historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy years beginning November 1, 2007, 2006 and 2005. Our exposure per claim under the 2007/2008, 2006/2007 2005/2006 plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.

Our maximum potential exposure under all of our self-insured property and casualty plans with aggregate retention limits originally totaled $42.9 million, before consideration of amounts previously paid or accruals we have recorded related to our loss projections. After consideration of these amounts, our remaining potential loss exposure under these plans totals approximately $18.0 million at December 31, 2007.

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

Results of Operations

The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

For example, for a dealership acquired in June 2006, the results from this dealership will appear in our Same Store comparison beginning in 2007 for the period July 2007 through December 2007, when comparing to July 2006 through December 2006 results.

The following table summarizes our combined Same Store results for the twelve months ended December 31, 2007 as compared to 2006 and the twelve months ended December 31, 2006 compared to 2005. Depending on the periods being compared, the stores included in Same Store will vary. For this reason, the 2006 Same Store results that are compared to 2007 differ from those used in the comparison to 2005.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2007	Change	2006	2006	Change	2005
Revenues
New vehicle retail	$3,599,205	(2.7)%	$3,698,628	$3,542,274	(1.0)%	$3,578,174
Used vehicle retail	1,035,880	(2.7)%	1,064,560	1,058,082	2.0%	1,037,638
Used vehicle wholesale	273,348	(13.8)%	317,049	309,502	(15.8)%	367,412
Parts and Service	649,414	2.3%	634,997	635,423	1.9%	623,654
Finance, insurance and other	196,261	4.7%	187,535	182,206	0.9%	180,582

Total revenues	5,754,108	(2.5)%	5,902,769	5,727,487	(1.0)%	5,787,460
Cost of Sales
New vehicle retail	3,360,665	(2.1)%	3,433,422	3,287,339	(1.1)%	3,322,394
Used vehicle retail	912,537	(1.6)%	927,626	920,967	1.6%	906,404
Used vehicle wholesale	277,361	(13.1)%	319,316	312,881	(15.6)%	370,533
Parts and Service	296,241	2.7%	288,531	290,765	2.4%	284,055

Total cost of sales	4,846,804	(2.5)%	4,968,895	4,811,952	(1.5)%	4,883,386

Gross profit	$907,304	(2.8)%	$933,874	$915,535	1.3%	$904,074

Selling, general and administrative expenses	$708,255	(0.2)%	$710,006	$708,059	(0.1)%	$708,814
Depreciation and amortization expenses	$18,118	6.2%	$17,063	$17,442	(3.9)%	$18,157
Floorplan interest expense	$43,323	(2.4)%	$44,371	$43,947	21.9%	$36,062
Gross Margin
New Vehicle Retail	6.6%		7.2%	7.2%		7.1%
Used Vehicle	9.1%		9.7%	9.8%		9.1%
Parts and Service	54.4%		54.6%	54.2%		54.5%
Total Gross Margin	15.8%		15.8%	16.0%		15.6%
SG&A as a % of Gross Profit	78.1%		76.0%	77.3%		78.4%
Operating Margin	3.0%		3.5%	3.3%		3.0%
Finance and Insurance Revenues per Retail Unit Sold	$1,086	10.6%	$982	$986	2.7%	$960

The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the twelve months ended December 31, 2007, 2006 and 2005.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2007	Change	2006	2006	Change	2005
Retail Unit Sales
Same Stores	119,565	(5.2)%	126,118	119,912	(2.1)%	122,484
Transactions	12,154		3,080	9,286		3,624

Total	131,719	2.0%	129,198	129,198	2.5%	126,108
Retail Sales Revenues
Same Stores	$3,599,205	(2.7)%	$3,698,628	$3,542,274	(1.0)%	$3,578,174
Transactions	386,489		88,950	245,304		96,706

Total	$3,985,694	5.2%	$3,787,578	$3,787,578	3.1%	$3,674,880
Gross Profit
Same Stores	$238,540	(10.1)%	$265,206	$254,935	(0.3)%	$255,780
Transactions	28,142		6,804	17,075		5,587

Total	$266,682	(2.0)%	$272,010	$272,010	4.1%	$261,367
Gross Profit per Retail
Unit Sold
Same Stores	$1,995	(5.1)%	$2,103	$2,126	1.8%	$2,088
Transactions	$2,315		$2,209	$1,839		$1,542
Total	$2,025	(3.8)%	$2,105	$2,105	1.5%	$2,073
Gross Margin
Same Stores	6.6%		7.2%	7.2%		7.1%
Transactions	7.3%		7.6%	7.0%		5.8%
Total	6.7%		7.2%	7.2%		7.1%
Inventory Days Supply(1)	63	0.0%	63	63	12.5%	56

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

Our total new vehicle retail unit sales and revenues improved from 2006 to 2007 and from 2005 to 2006, due to the contributions of our acquisitions completed in each period, with declines in our Same Store retail unit sales and revenues partially offsetting these improvements. Same Store new vehicle unit sales declined from 2005 to 2006 and from 2006 to 2007, primarily due to results experienced within our domestic nameplates. For the year ended December 31, 2007, as compared to 2006, our Same Store domestic unit sales decreased 12.0% and, for the year ended December 31, 2006, as compared to 2005, our Same Store domestic nameplates declined 13.8%. Further, from 2006 to 2007, our Same Store sales of import units decreased 3.7%, primarily driven by the sales declines in our Western region. Partially offsetting the decrease in Same Store domestic and import unit sales, our luxury brands improved from 2006 to 2007 by 1.8%. In 2007, Same Store unit sales in our car lines declined 0.7%, while truck lines decreased 9.5%. The decrease from 2005 to 2006 in Same Store domestic unit sales of new vehicles was substantially offset by a 5.9% increase in Same Store import nameplates and a 1.6% increase in Same Store luxury nameplates. Our Same Store car sales improved 3.3% from 2005 to 2006, while our Same Store truck sales decreased 6.7%.

In 2008, we anticipate that total industrywide sales of new vehicles will be lower than 2007 and remain highly competitive. However, the level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict and subject to the factors discussed in “Risk Factors.”

The following table sets forth our top 10 Same Store brands, based on retail unit sales volume, and the percentage changes from year to year, which we believe are generally consistent with the overall market performance of those brands in the areas where we operate.

Same Store New Vehicle Unit Sales

	For The Year Ended December 31,
		%			%
	2007	Change	2006	2006	Change	2005
Toyota/Scion	37,713	(4.8)%	39,615	34,290	10.2%	31,116
Ford	13,290	(15.9)	15,812	16,032	(15.5)	18,965
Nissan	12,335	(4.1)	12,859	11,335	(1.2)	11,475
Honda	11,055	2.9	10,740	10,214	1.8	10,035
Chevrolet	5,914	(14.5)	6,913	7,152	(9.3)	7,886
Dodge	5,732	(6.1)	6,102	6,287	(10.5)	7,021
Lexus	7,019	4.3	6,728	6,129	7.0	5,726
BMW	4,907	5.6	4,645	4,319	1.6	4,249
Mercedes-Benz	4,069	(1.1)	4,116	4,116	18.8	3,466
Acura	2,037	(7.4)	2,200	1,940	(4.6)	2,034
Other	15,494	(5.5)	16,388	18,098	(11.8)	20,511

Total	119,565	(5.2)	126,118	119,912	(2.1)	122,484

Certain of our Same Store brand sales experienced year-over-year declines, while others exceeded prior year sales, highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands of which we sell. The level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict.

Our Same Store gross margin on new vehicle retail sales decreased 60 basis points from 2006 to 2007 to 6.6%. The sustained slowdown in the national economy, and in certain markets in which we operate, continued to depress new retail vehicle sales and increase competitive pressure on all of our brands, causing the shrinkage in margins. From 2006 to 2007, a decrease in Same Store gross margin on new vehicle retail sales was experienced in all three of our brand groups: domestic, import and luxury. Our Same Store gross margin on new vehicle retail sales remained relatively consistent from 2005 through 2006 in total and in each of our three brand groups. For the year ended December 31, 2007, compared to 2006, our Same Store gross profit per retail unit declined 5.1% to $1,995 per unit. While we improved our Same Store gross profit per retail unit in our luxury nameplates from 2006 to 2007, declines of 10.4% and 5.8% in our import and domestic brands, respectively, more than offset these positive results. During 2006, as compared to 2005, we experienced a Same Store gross profit per retail unit improvement to $2,126 per unit from $2,088. Although we experienced Same Store declines in our unit sales of domestic nameplates in 2006 versus 2005 levels, our ability to retain more gross profit per unit from our sales of these brands (including the realization and retention of higher manufacturer incentives) and increased profit per unit from sales of import nameplates, largely offset the impact on gross profit of the Same Store total unit decline.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the mix of units being sold, as domestic brands tend to provide more assistance, and the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 70% to 105% of our total floorplan interest expense over the past three years. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2007, 2006 and 2005, was $38.2 million, $38.1 million and $35.6 million, respectively.

Finally, our total days’ supply of new vehicle inventory remained constant at 63 days’ from December 31, 2006 to December 31, 2007, and increased from 56 days’ supply at December 31, 2005. At December 31, 2007, our days’ supply of domestic vehicles totaled 96 days’ and was counterbalanced by import and luxury brands, which equaled 59 days’ and 39 days’ supply, respectively. Our 63 days’ supply at December 31, 2006, was heavily weighted toward our domestic inventory, which stood at 99 days’ supply, versus our import and luxury brands in which we had a 57 days’ and 37 days’ supply, respectively. We remain focused on reducing our days’ supply of domestic vehicles.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
		%			%
	2007	Change	2006	2006	Change	2005
Retail Unit Sales
Same Stores	61,073	(5.8)%	64,828	64,874	(1.2)%	65,689
Transactions	6,213		3,040	2,994		2,597

Total	67,286	(0.9)%	67,868	67,868	(0.6)%	68,286
Retail Sales Revenues
Same Stores	$1,035,880	(2.7)%	$1,064,560	$1,058,082	2.0%	$1,037,638
Transactions	132,988		47,112	53,590		37,968

Total	$1,168,868	5.1%	$1,111,672	$1,111,672	3.4%	$1,075,606
Gross Profit
Same Stores	$123,343	(9.9)%	$136,934	$137,115	4.5%	$131,234
Transactions	12,661		6,474	6,293		4,936

Total	$136,004	(5.2)%	$143,408	$143,408	5.3%	$136,170
Gross Profit per Retail
Unit Sold
Same Stores	$2,020	(4.4)%	$2,112	$2,114	5.8%	$1,998
Transactions	$2,038		$2,130	$2,102		$1,901
Total	$2,021	(4.4)%	$2,113	$2,113	6.0%	$1,994
Gross Margin
Same Stores	11.9%		12.9%	13.0%		12.6%
Transactions	9.5%		13.7%	11.7%		13.0%
Total	11.6%		12.9%	12.9%		12.7%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
		%			%
	2007	Change	2006	2006	Change	2005
Wholesale Unit Sales
Same Stores	40,764	(7.2)%	43,930	42,500	(11.5)%	48,022
Transactions	4,760		1,776	3,206		2,467

Total	45,524	(0.4)%	45,706	45,706	(9.5)%	50,489
Wholesale Sales Revenues
Same Stores	$273,348	(13.8)%	$317,049	$309,502	(15.8)%	$367,412
Transactions	44,530		12,620	20,167		16,444

Total	$317,878	(3.6)%	$329,669	$329,669	(14.1)%	$383,856
Gross Profit (Loss)
Same Stores	$(4,013)	(77.0)%	$(2,267)	$(3,379)	(8.3)%	$(3,121)
Transactions	5		(822)	290		(857)

Total	$(4,008)	(29.8)%	$(3,089)	$(3,089)	22.3%	$(3,978)
Wholesale Profit (Loss) per
Wholesale Unit Sold
Same Stores	$(98)	(88.5)%	$(52)	$(80)	(23.1)%	$(65)
Transactions	$1		$(463)	$90		$(347)
Total	$(88)	(29.4)%	$(68)	$(68)	13.9%	$(79)
Gross Margin
Same Stores	(1.5)%		(0.7)%	(1.1)%		(0.8)%
Transactions	0.0%		(6.5)%	1.4%		(5.2)%
Total	(1.3)%		(0.9)%	(0.9)%		(1.0)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2007	Change	2006	2006	Change	2005
Used Vehicle Unit Sales
Same Stores	101,837	(6.4)%	108,758	107,374	(5.6)%	113,711
Transactions	10,973		4,816	6,200		5,064

Total	112,810	(0.7)%	113,574	113,574	(4.4)%	118,775
Sales Revenues
Same Stores	$1,309,228	(5.2)%	$1,381,609	$1,367,584	(2.7)%	$1,405,050
Transactions	177,518		59,732	73,757		54,412

Total	$1,486,746	3.2%	$1,441,341	$1,441,341	(1.2)%	$1,459,462
Gross Profit
Same Stores	$119,330	(11.4)%	$134,667	$133,736	4.4%	$128,113
Transactions	12,666		5,652	6,583		4,079

Total	$131,996	(5.9)%	$140,319	$140,319	6.1%	$132,192
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,172	(5.3)%	$1,238	$1,246	10.6%	$1,127
Transactions	$1,154		$1,174	$1,062		$805
Total	$1,170	(5.3)%	$1,235	$1,235	11.0%	$1,113
Gross Margin
Same Stores	9.1%		9.7%	9.8%		9.1%
Transactions	7.1%		9.5%	8.9%		7.5%
Total	8.9%		9.7%	9.7%		9.1%
Inventory Days Supply(1)	35	12.9%	31	31	10.7%	28

(1)	Inventory days supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

Our new vehicle business is a significant source of inventory supply for our used retail operations. Depressed economic conditions in many of the markets that we serve not only negatively impacted our new vehicle results, but also had a detrimental effect on our used vehicle operations as we experienced a deterioration in the number and quality of trade-ins and lease turns-ins. We began to see the impact in 2006, when our Same Store used retail units decreased 1.2% from 2005. Despite the reduced volume from 2005 to 2006, we were able to increase our Same Store used retail revenues by 2.0%. In 2007, our Same Store used retail unit sales declined another 5.8% and, as a result, our Same Store used retail revenues declined 2.7% from 2006 levels. These 2007 declines were primarily attributable to our markets with heavy domestic exposure, as well as our Western region.

At times during each of the last three years, manufacturer rebates and below-market retail financing rates offered by manufacturers on new vehicles have resulted in a reduction of the price difference to the customer between a late model used vehicle and a new vehicle. This trend has challenged our used vehicle business to sustain improvement in year-over-year profitability levels and our Same Store retail used vehicle gross profit decreased 9.9% to $123.3 million in 2007 when compared to 2006. Further, our Same Store gross profit per retail unit declined 4.4% and our Same Store gross margin shrank 100 basis points.

We experienced increases from 2005 to 2006 in our Same Store retail gross profit of 4.5%, our Same Store gross profit per retail unit of 5.8% and our Same Store gross margin of 40 basis points, with our 2006 retail used vehicle results benefiting from post-hurricane demand in New Orleans and the gulf coast region, which stabilized between 2006 and 2007.

For 2007, our sales of manufacturer certified pre-owned units improved from 16.9% of total used retail sales in 2006 to 23.3% in 2007.

We continued to use our disciplined operating procedures supported by data from our American Auto Exchange software system to improve our overall used vehicle business by better managing our used vehicle inventory and identifying used retail units. As a result, our used vehicle mix continued to shift toward retail business and our wholesale business decreased. Thus, our Same Store wholesale unit sales and revenues declined 7.2% and 13.8%, respectively, from 2006 to 2007, and 11.5% and 15.8%, respectively, from 2005 to 2006. The change in strategy also meant that marginally profitable used units that were historically sold as wholesale units and partially offset our wholesale losses were sold as retail units. As such, our Same Store gross loss and gross loss per wholesale unit increased in both 2007 as compared to 2006 and in 2006 as compared to 2005, while our Same Store used wholesale gross margin deteriorated for both periods.

In aggregate, our Same Store used vehicle revenues declined 5.2% to $1.3 billion for the year ended December 31, 2007, as compared to 2006, on 6.4% less units. Same Store used vehicle gross profit decreased 11.4% in 2007 to $119.3 million, or $1,172 per used vehicle sold. Also, our Same Store used vehicle gross margin for the year ended December 31, 2007, shrank 60 basis points to 9.1%. For the year ended December 31, 2006, compared to 2005, our Same Store locations sold 5.6% fewer total used vehicle units, resulting in 2.7% less revenue. Despite the decline in our 2006 total used vehicle unit sales and revenue, we experienced a 6.1% improvement in our total used vehicle gross profit from 2005, as our Same Store gross profit per used vehicle unit sold increased 10.6% from $1,127 in 2005 to $1,246 in 2006. Correspondingly, Same Store used vehicle gross margin improved from 9.1% in 2005 to 9.8% in 2006.

Finally, our days’ supply of used vehicle inventory has increased in each of the last three years from 28 days’ supply at December 31, 2005, and to 31 days’ supply at December 31, 2006, and 35 days’ supply at December 31, 2007. As with new vehicles, although we continuously work to optimize our used vehicle inventory levels, the 35 days’ supply at December 31, 2007, is slightly below our target and, in all likelihood, will need to be increased in the coming months to provide adequate supply and selection for the spring and summer selling seasons. We target a 37 days’ supply for maximum operating efficiency.

Parts and Service Data
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2007	Change	2006	2006	Change	2005
Parts and Service Revenues
Same Stores	$649,414	2.3%	$634,997	$635,423	1.9%	$623,654
Transactions	62,236		26,939	26,513		25,567

Total	$711,650	7.5%	$661,936	$661,936	2.0%	$649,221
Gross Profit
Same Stores	$353,173	1.9%	$346,466	$344,658	1.5%	$339,599
Transactions	35,621		13,376	15,184		13,221

Total	$388,794	8.0%	$359,842	$359,842	2.0%	$352,820
Gross Margin
Same Stores	54.4%		54.6%	54.2%		54.5%
Transactions	57.2%		49.7%	57.3%		51.7%
Total	54.6%		54.4%	54.4%		54.3%

Overall, our parts and service revenues and gross profit increased 7.5% and 8.0%, respectively, for the year ended December 31, 2007, as compared to 2006. For 2006, both parts and service revenues and gross profit improved 2.0% from 2005 levels. The overall gross margin improved 20 basis points from 2006 to 2007 and 10 basis points between 2005 and 2006.

During 2007, our Same Store parts and service revenues increased 2.3% as compared to 2006, primarily explained by increases in our customer pay (non-warranty) business, as well as increases in our wholesale parts business that was largely offset by declines in our warranty-related sales. Same Store gross profit improved 1.9% for 2007 as compared to 2006, reflecting the impact of key initiatives designed to improve profitability of our parts and service business and, specifically, the increase in our customer pay (non-warranty) business, which was partially offset by a decline in our warranty business. Our Same Store parts and service gross margin declined 20 basis points from 2006 to 2007, primarily as a result of the increase in our lower margin wholesale parts business. For the year ended December 31, 2006, our Same Store parts and service revenue improved 1.9% from 2005, as increases in sales from our customer pay (non-warranty) parts and service and wholesale parts businesses outpaced declines in sales from our warranty-related parts and service and collision businesses. While our Same Store parts and service gross profit improved 1.5% from 2005 to 2006, declines in Same Store parts and service margins of 30 basis points reflected the dilutive impact of the growth in our lower margin wholesale parts business to the overall parts and service margin.

Our Same Store customer pay (non-warranty) parts and service revenues increased $13.1 million, or 4.4%, in 2007 as compared to 2006, reflecting the impact of the initial implementation of several key internal initiatives during 2007. Further, the improvements in our customer pay (non-warranty) parts and service business correlate with the brand mix of our new vehicle sales that is heavily weighted towards import and luxury lines, including Toyota, Mercedes-Benz, Lexus and BMW. For 2006, our Same Store customer pay (non-warranty) parts and service revenues improved $13.0 million, or 4.6%, as increases from our import and luxury dealerships outpaced a decline in our domestic stores.

We experienced a $5.7 million, or 4.6%, decline in our Same Store warranty sales for the year ended December 31, 2007 as compared to 2006. The decline in warranty business was primarily the result of the suspension in late-2006 and 2007 of free service programs offered by some luxury brands and the financial benefit received in 2006 from some specific manufacturer quality issues that were remedied during 2006. Same Store warranty-related sales also declined between 2005 and 2006, primarily from decreases in our luxury and domestic brands.

Our Same Store wholesale parts sales improved 5.0% from 2006 to 2007 and 6.7%, and from 2005 to 2006, as we continue to expand our wholesale parts operations in Oklahoma.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2007	Change	2006	2006	Change	2005
Retail New and Used Unit Sales
Same Stores	180,638	(5.4)%	190,946	184,786	(1.8)%	188,173
Transactions	18,367		6,120	12,280		6,221

Total	199,005	1.0%	197,066	197,066	1.4%	194,394
Retail Finance Fees
Same Stores	$68,323	(0.5)%	$68,641	$66,922	(1.7)%	$68,112
Transactions	6,016		2,047	3,766		2,054

Total	$74,339	5.2%	$70,688	$70,688	0.7%	$70,166
Vehicle Service Contract Fees
Same Stores	$84,148	13.1%	$74,387	$71,830	4.6%	$68,663
Transactions	3,412		1,862	4,419		2,069

Total	$87,560	14.8%	$76,249	$76,249	7.8%	$70,732
Insurance and Other
Same Stores	$43,790	(1.6)%	$44,507	$43,454	(0.8)%	$43,807
Transactions	3,218		1,185	2,238		1,322

Total	$47,008	2.9%	$45,692	$45,692	1.2%	$45,129
Total
Same Stores	$196,261	4.7%	$187,535	$182,206	0.9%	$180,582
Transactions	12,646		5,094	10,423		5,445

Total	$208,907	8.5%	$192,629	$192,629	3.5%	$186,027

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,086	10.6%	$982	$986	2.7%	$960
Transactions	$689		$832	$849		$875
Total	$1,050	7.5%	$977	$977	2.1%	$957

Our Same Store finance, insurance and other revenues increased 4.7% in 2007 when compared to 2006 and 0.9% during 2006, as compared to 2005. Same Store finance and insurance revenues per retail unit sold improved in 2007 by 10.6% to $1,086 per unit and 2.7% during 2006 to $986 per unit over 2005 levels. Generally, our acquisitions have lower penetration of finance and insurance products on sales of new and used vehicles than our existing stores and, thus, dilute the total finance and insurance revenues per unit sold results.

Same Store retail finance fees declined 0.5% in 2007 as compared to 2006, primarily due to the 5.4% decrease in Same Store new and used retail unit sales. Our Same Store retail finance fees decreased 1.7% from 2006 to 2005 due to lower unit sales of 1.8%, as well as a 2.4% decline in revenue per contract sold. This decline was partially offset by a $2.1 million reduction in chargeback expenses between 2006 and 2005. The emphasis that various manufacturers place on employee pricing and sub-vented financing strategies during 2005 and 2006 served to deteriorate our retail finance fees per contract. But, at the same time, this trend produced better chargeback experience as customer refinancing activity, in which a customer obtains a new, lower rate loan from a third-party source in order to replace the original loan chosen by the customer to obtain upfront manufacturer incentives, waned.

During 2007, we negotiated and implemented an enhanced pricing structure for the majority of our vehicle service contract products with one of our major service contract vendors. The result was a substantial improvement in our 2007 income per contract as compared to 2006. Partially offsetting this improvement, our 2007 penetration rates on vehicle services contracts declined 180 basis points and our total new and used retail unit sales decreased

5.4%. In 2006, as compared to 2005, our Same Store vehicle service contract fees increased 4.6% due primarily to a 4.7% increase in income per contract sold, as well as a $0.6 million decrease in chargeback expense, partially offset by a decrease in retail unit sales.

Same Store insurance and other revenues declined 1.6% from 2006 to 2007, primarily as a result of the decline in new and used retail unit sales.

Selling, General and Administrative Data
(dollars in thousands)

	For The Year Ended December 31,
		%			%
	2007	Change	2006	2006	Change	2005
Personnel
Same Stores	$418,460	(0.4)%	$419,957	$414,549	(3.8)%	$431,079
Transactions	41,262		17,930	23,338		17,364

Total	$459,722	5.0%	$437,887	$437,887	(2.4)%	$448,443
Advertising
Same Stores	$53,235	(17.3)%	$64,398	$63,408	3.6%	$61,186
Transactions	5,425		4,225	5,215		3,197

Total	$58,660	(14.5)%	$68,623	$68,623	6.6%	$64,383
Rent and Facility Costs
Same Stores	$90,783	1.9%	$89,133	$91,194	8.0%	$84,470
Transactions	5,621		6,668	4,607		4,758

Total	$96,404	0.6%	$95,801	$95,801	7.4%	$89,228
Other SG&A
Same Stores	$145,777	6.8%	$136,518	$138,908	5.2%	$132,079
Transactions	17,498		936	(1,454)		7,338

Total	$163,275	18.8%	$137,454	$137,454	(1.4)%	$139,417
Total SG&A
Same Stores	$708,255	(0.2)%	$710,006	$708,059	(0.1)%	$708,814
Transactions	69,806		29,759	31,706		32,657

Total	$778,061	5.2%	$739,765	$739,765	(0.2)%	$741,471

Total Gross Profit
Same Stores	$907,304	(2.8)%	$933,874	$915,535	1.3%	$904,074
Transactions	89,075		30,926	49,265		28,332

Total	$996,379	3.3%	$964,800	$964,800	3.5%	$932,406

SG&A as % of Gross Profit
Same Stores	78.1%		76.0%	77.3%		78.4%
Transactions	78.4%		96.2%	64.4%		115.3%
Total	78.1%		76.7%	76.7%		79.5%
Employees	8,900		8,800	8,800		8,400

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

Our Same Store SG&A expenses increased as a percentage of gross profit from 76.0% for the year ended December 31, 2006, to 78.1% for the year ended December 31, 2007. This increase in SG&A expenses as a percentage of gross profit was primarily the result of a 2.8% decline in Same Store gross profit, as our absolute Same Store SG&A expenses declined 0.2%. Same Store SG&A expenses decreased as a percentage of gross profit from 78.4% to 77.3% during 2006 as compared to 2005, primarily as a result of the increase in Same Store gross profit without a corresponding increase in Same Store costs. Same Store SG&A remained relatively flat from 2005 to 2006, despite a 3.6% increase in advertising and a 8.0% increase in rent and facilities cost, due largely to a 3.8% decline in personnel expenses and the benefit, in 2006, of business interruption recoveries and gains from the sale of franchises.

In response to the slowing economic conditions in many of our markets, we made adjustments to various aspects of our personnel structure, including changes in variable compensation pay plans and personnel reductions, partially offset by severance payments made in both periods. As a result, we realized a 0.4% and 3.8% Same Store decrease in this expense category in 2007 and 2006, respectively.

Advertising expense is managed locally and will vary period to period based upon current trends, market factors and other circumstances in each individual market. We have also made adjustments to our advertising spending based upon recent operating trends and, for the year ended December 31, 2007, our Same Store advertising expense decreased 17.3% from 2006. For the year ended December 31, 2006, Same Store advertising expense increased 3.6% as compared to 2005 due to lower unit sales on domestic brands, resulting in a decline in the recognition of manufacturer provided advertising assistance, the termination of advertising assistance programs in certain of our luxury brands, and also increased marketing efforts in select markets.

Our Same Store rent and facility costs increased $1.7 million, or 1.9%, from 2006 to 2007. Our Same Store rent expense did not vary significantly from 2006 to 2007, as increases resulting from the relocation of facilities, lease renewals and the addition of properties for operational expansion were offset by the impact of our purchase of real estate associated with several dealership locations during the period. Same Store building insurance costs rose from 2006 to 2007, reflecting higher market rates for insurance following the hurricanes in prior years, as well as significantly higher costs for earthquake coverage for our facilities. The 8.0% increase in Same Store rent and facility costs for the year ending December 31, 2006, over 2005 is primarily due to rent increases associated with facilities which we sold and leased back in 2005. In addition, we incurred approximately $2.0 million of rent and other carrying costs on projects under construction that were expensed in 2006, which, under prior accounting guidance, was permitted to be capitalized.

Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising or facilities. For 2007, we realized a $9.3 million, or 6.8%, increase in Same Store other SG&A expenses as compared to 2006. The increase relates primarily to outside services as we implement several key business strategies, fees for attorney services provided in conjunction with several legal matters in which we are involved and non-repeating gains associated with the disposition of two dealership franchises recognized in 2006. These increases were partially offset by declines in our insurance costs for workers’ compensation and garage liability coverages, as well as a reduction in our cost for electronic data processing services and non-repeating charges recognized in 2006 for the termination of several dealership management system leases. For the year ended December 31, 2006, we experienced a $6.8 million, or 5.2%, increase of other SG&A costs on a Same Store basis compared to 2005. This 2006 increase was primarily due to the DMS lease terminations, the 2005 benefit of an adjustment to our estimated obligations under our general liability policies based on an actuarial analysis, and an increase in fuel and other delivery expenses during 2006.

The $1.5 million benefit from Transactions activity in other SG&A expense during the year ended December 31, 2006, resulted primarily from total gains of $5.8 million from the sale of franchises and the $6.4 million of business interruption insurance recoveries discussed below, net of the $4.5 million legal settlement with respect to our New Orleans Dodge facility lease termination and the other SG&A expenses incurred by dealerships acquired during the year.

Impact of Business Interruption Insurance Recoveries

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, we operated six dealerships in the New Orleans area, consisting of nine franchises. Two of the dealerships were located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four were located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and remain closed, although our Dodge store in Metairie resumed limited operations from a satellite location. In June 2006, we terminated this franchise with DaimlerChrysler and ceased satellite operations. The West Bank stores reopened approximately two weeks after the storm. On September 24, 2005, Hurricane Rita came ashore along the Texas/Louisiana border, near Houston and Beaumont, Texas. We operated two dealerships in Beaumont, Texas, consisting of 11 franchises and nine dealerships in the Houston area consisting of seven franchises. As a result of the evacuation by many residents in Houston, and the aftermath of the storm in Beaumont, all of these dealerships were closed several days before and after the storm. All of these dealerships have since resumed operations.

We maintain business interruption insurance coverage under which we filed claims, and received reimbursement, totaling $7.8 million, after application of related deductibles, related to the effects of these two storms. During 2005, we recorded approximately $1.4 million of these proceeds, related to covered payroll and fixed cost expenditures incurred from August 29, 2005, to December 31, 2005. The remaining $6.4 million was recognized during 2006 as the claims were finalized, all of which were reflected as a reduction in the Transaction activity of selling, general and administrative expense.

In addition to the business interruption recoveries noted above, we also incurred and have been reimbursed for approximately $0.9 million of expenses related to the clean-up and reopening of our affected dealerships. We recognized $0.7 million of these proceeds during 2005 and $0.2 million during 2006.

Dealer Management System Conversion

On March 30, 2006, we announced that the Dealer Services Group of ADP would become the sole dealership management system (“DMS”) provider for our existing stores. As of December 31, 2007, we successfully completed the conversion of all of our stores to operate on the ADP platform. In 2007, we recognized an additional $0.7 million in lease termination costs related to these conversions. This conversion will be another key enabler in supporting efforts to standardize backroom processes and share best practices across all of our dealerships.

Depreciation and Amortization Data
(dollars in thousands)

	For The Year Ended December 31,
	2007	% Change	2006	2006	% Change	2005
Same Stores	$18,118	6.2%	$17,063	$17,442	(3.9)%	$18,157
Transactions	2,779		1,075	696		770

Total	$20,897	15.2%	$18,138	$18,138	(4.2)%	$18,927

Our Same Store depreciation and amortization expense increased 6.2% from 2006 to 2007, associated with the additional real estate owned as we continue to implement our strategy of buying and holding the properties connected with our dealership operations. The decrease between 2005 and 2006 is primarily due to an approximate $1.0 million charge during the first quarter of 2005, resulting from an adjustment to the depreciable lives of certain of our leasehold improvements to better reflect their remaining useful lives.

Impairment of Assets

We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets. We also perform interim reviews for impairment when evidence exists that the carrying value of such assets may not be recoverable. We performed our annual assessment of goodwill and indefinite-lived intangible assets for 2007 and determined that the fair values of indefinite-lived intangible franchise rights related to six of our dealerships did not exceed their carrying values and that impairment charges were required. Accordingly, we recorded a $9.2 million of pretax impairment charge during the fourth quarter of 2007. As a result of our 2006 annual assessment, we determined that the fair values of indefinite-lived intangible franchise rights related to two of our domestic franchises did not exceed their carrying values and impairment charges were required. Accordingly, we recorded a $1.4 million of pretax impairment charge during the fourth quarter of 2006. In connection with the preparation and review of our 2005 third-quarter interim financial statements, we determined that then recent events and circumstances in New Orleans indicated that an impairment of goodwill and/or other long-lived assets may have occurred in the three months ended September 30, 2005. As a result, we performed interim impairment assessments of certain of the recorded franchise values of our dealerships in the New Orleans area, followed by an interim impairment assessment of the goodwill associated with our New Orleans operations, in connection with the preparation of our financial statements for the period ended September 30, 2005. As a result of these assessments, we recorded a pretax impairment charge of $1.3 million during the third quarter of 2005 relating to the intangible franchise right of our Dodge store located in Metairie, Louisiana, whose carrying value exceeded its fair value. Based on our goodwill assessment, no impairment of the carrying value of the recorded goodwill associated with our New Orleans operations had occurred. Our goodwill impairment analysis included an assumption that our business interruption insurance proceeds would allow the operations to maintain a level cash flow rate consistent with past operating performance until those operations return to normal. We performed an annual review of the fair value of our goodwill and indefinite-lived intangible assets at December 31, 2005. As a result of this assessment, we determined that the fair value of indefinite-lived intangible franchise rights related to three of our franchises, primarily a Pontiac/GMC franchise in the South Central region, did not exceed their carrying values and impairment charges were required. Accordingly, we recorded $2.6 million of pretax impairment charges during the fourth quarter of 2005.

For long-lived assets, we review for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In connection with the sale of the real estate associated with one of our dealerships, we recognized a $5.4 million pretax impairment charge. Also, during 2007, we determined that the fair value of certain fixed assets was less than their respective carrying values and pretax impairment charges of $2.2 million were recognized. In connection with the disposal of a Ford dealership franchise, we determined in the fourth quarter of 2006 that the fair value of the fixed assets was less than their carrying values and impairment charges were required. Accordingly, we recorded a pretax impairment charge of $0.8 million in 2006. Further, due to the then pending disposal of two of our California franchises, a Kia and a Nissan franchise, we tested the dealerships for impairment during the third quarter of 2005. These tests resulted in impairments of long-lived assets totaling $3.7 million.

Floorplan Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2007	% Change	2006	2006	% Change	2005
Same Stores	$43,323	(2.4)%	$44,371	$43,947	21.9%	$36,062
Transactions	4,794		2,311	2,735		1,935

Total	$48,117	3.1%	$46,682	$46,682	22.9%	$37,997

Memo:
Manufacturer’s assistance	$38,183	0.1%	$38,129	$38,129	7.1%	$35,610

Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases) plus a spread.

Our Same Store floorplan interest expense decreased 2.4% during the twelve months ended December 31, 2007, compared to 2006, as a result of a 10 basis point decrease in weighted average interest rates. Our Same Store floorplan interest expense increased during the twelve months ended December 31, 2006, compared to 2005, as a result of a 188 basis point increase in weighted average interest rates, partially offset by a $71.6 million decrease in weighted average borrowings outstanding.

Also impacting Same Store floorplan expense between each of the periods were changes attributable to our outstanding interest rate swaps. During the year 2007, we entered into eight interest rate swaps with a total notional value of $225.0 million, comprised of one swap with a $50.0 million notional value and the remaining seven swaps each with a notional value of $25.0 million. In 2006, we added one swap with notional amount of $50.0 million. During 2005, we had no interest rate swaps in place until December, which consisted of two swaps with notional amounts of $100.0 million each. Our total weighted average rate on the $475.0 million in swaps is 4.89%.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our long-term debt, our acquisition line and our mortgage facility, partially offset by interest income, increased in 2007 compared to 2006 due to an additional six months of interest on our 2.25% Convertible Notes that were issued in June 2006 and interest incurred on 2007 borrowings under our mortgage facility. This increase was partially offset by the impact of our redemption of $36.4 million par value of our outstanding 8.25% Notes during the second half of 2007.

From 2005 to 2006, other net interest expense increased $0.7 million, or 3.6%, to $18.8 million. This increase was due to an approximate $79.5 million increase in weighted average borrowings outstanding between the periods, primarily resulting from the issuance of the 2.25% Convertible Notes in June 2006, partially offset by a 188 basis-point decrease in weighted average interest rates.

Loss on Redemption of Senior Subordinated Notes

For the year ended December 31, 2007, we repurchased $36.4 million par value of our outstanding 8.25% Notes. As a result, we recognized a $1.6 million pretax charge, consisting of a $0.4 million redemption premium and a $1.2 million non-cash write off of unamortized bond discount and deferred costs. During 2006, we repurchased approximately $10.7 million par value of our outstanding 8.25% Notes. We incurred a $0.5 million pretax charge associated with the repurchase consisting of a $0.2 million redemption premium and a $0.3 million non-cash write off of unamortized bond discount and deferred costs.

Provision for Income Taxes

For the year ended December 31, 2007, our provision for income taxes decreased $12.9 million from 2006 to $38.1 million, while the effective tax rate decreased 70 basis points to 35.9% in 2007 compared to 36.6% in 2006. This decrease was due primarily to the change attributable to the adoption of SFAS No. 123(R), “Shared Based Payment” and the impact of a change in the mix of the our pretax income from taxable state jurisdictions offset in 2007 primarily by the benefit received from tax-deductible goodwill related to dealership dispositions.

Excluding the 2005 tax benefit associated with the cumulative effect of a change in accounting principle discussed below, our provision for income taxes increased $12.8 million to $51.0 million for the year ended December 31, 2006, from $38.1 million for the year ended December 31, 2005. For the year ended December 31, 2006, our effective tax rate increased to 36.6%, from 35.2% for 2005, due primarily to the impact of our adoption of SFAS 123(R) and changes to the distribution of our earnings in taxable state jurisdictions, partially offset by the benefit from tax credits associated with our employment activity in the Hurricane Katrina and Hurricane Rita impact zones.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2008 to be approximately 38.0% to 38.5%.

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

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for 2008. If our capital expenditures or acquisition plans for 2008 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of December 31, 2007, our total cash on hand was $33.7 million. The balance of cash on hand excludes $64.5 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as our primary vehicle for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information from our statement of cash flows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$3,772	$53,444	$365,379
Net cash used in investing activities	(393,165)	(269,258)	(49,962)
Net cash provided by (used in) financing activities	383,862	217,432	(315,472)
Effect of exchange rate changes on cash	(33)	—	—

Net increase (decrease) in cash and cash equivalents	$(5,564)	$1,618	$(55)

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we choose which vehicles to finance and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to affiliated lenders participating in our syndicated lending group) are presented within cash flows from operating activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under our revolving credit facility (including the cash flows from or to affiliated lenders participating in the facility) are presented within cash flows from financing activities.

•	Operating activities. For the year ended December 31, 2007, we realized $3.8 million in net cash from operating activities, primarily driven by net income of $68.0 million and significant non-cash adjustments related to depreciation and amortization of $20.9 million, deferred income taxes of $18.1 million and asset impairments of $16.8 million. Substantially offsetting the positive cash flow from these operating activities, the net change in our operating assets and liabilities resulted in a cash outflow of $130.1 million, which was principally the result of our decision not to renew the floorplan financing arrangement with DaimlerChrysler in February 2007 and to use $112.1 million of borrowings from our revolving credit facility to close the DaimlerChrysler facility. The result of this decision was a decrease in operating cash flow and increase in financing cash flow.

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

•	Investing activities. During 2007, we used $393.2 million in investing activities, primarily as a result of $281.8 million paid for acquisitions, net of cash received, and $146.7 million for the purchase of property and equipment. The $281.8 million used for acquisitions consisted of $75.0 million to purchase the associated dealership real estate, of which $49.7 million was ultimately financed through our Mortgage Facility, and $72.9 million to pay off the sellers’ floorplan borrowings. The $146.7 million of the property and equipment purchases consisted of $76.3 million for the purchase of land and existing buildings, of which $66.6 million was financed through our Mortgage Facility, and $70.4 million for the construction of new or expanded facilities, imaging projects required by the manufacturer and replacement of dealership equipment.

During 2006, we used $269.3 million in investing activities, of which $246.3 million was for acquisitions, net of cash received, and $71.6 million was for purchases of property and equipment. Included in the amount paid for acquisitions was $30.6 million for related real estate and $58.9 million of inventory financing. Approximately $58.9 million of the property and equipment purchases was for the purchase of land, existing buildings and construction of new or expanded facilities. We also received approximately $38.0 million in proceeds from sales of franchises and $13.3 million from the sales of property and equipment.

During 2005, we used approximately $50.0 million in investing activities, of which $35.8 million was for acquisitions, net of cash received, and $58.6 million was for purchases of property and equipment. Approximately $46.1 million of the property and equipment purchases was for the purchase of land, existing buildings and construction of new or expanded facilities. We also received approximately $35.6 million in proceeds from sales of property and equipment, primarily of dealership facilities which we then leased back.

•	Financing activities. During 2007, we generated $383.9 million from financing activities, consisting of $233.5 million in net borrowings under the floorplan line of our credit facility, $135.0 million in net borrowings under the acquisition line of our credit facility utilized to fund the dealership acquisitions consummated in the fourth quarter of 2007 and $133.7 million of borrowings under our mortgage facility as we continue to implement our strategy of strategically acquiring the real estate associated with our dealership operations. Partially offsetting this positive cash flow, we used $63.0 million of cash to repurchase outstanding common stock and $36.9 million of cash to repurchase $36.4 million par value of our outstanding 8.25% Notes.

During 2006, we obtained $217.4 million from financing activities, primarily from $280.8 million of net proceeds from the issuance of the 2.25% Convertible Notes, $80.6 million of proceeds from the sale of the warrants and $23.7 million of proceeds from the issuance of common stock to benefit plans. Offsetting these receipts was $116.3 million used to purchase the calls on our common stock and $55.0 million used to repurchase outstanding common stock. See Uses of Liquidity and Capital Resources below.

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

Working Capital.  At December 31, 2007, we had working capital of $190.6 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Credit Facilities.  Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our three facilities currently provide us with a total of $1.3 billion of borrowing capacity for inventory floorplan financing, $235.0 million for real estate purchases, and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

•	Revolving Credit Facility. In March 2007, we amended our revolving credit facility, expanding it by $400.0 million to a total of $1.35 billion, in order to increase our inventory borrowing capacity and reduce our overall cost of capital. The facility, which is now comprised of 22 major financial institutions, including three manufacturer-affiliated finance companies (Toyota, Nissan and BMW), matures in March 2012. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This Revolving Credit Facility consists of two tranches: (1) $1.0 billion for floorplan financing, which we refer to as the Floorplan Line, and (2) $350.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the Acquisition Line. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150.0 to 225.0 basis points, depending on our leverage ratio. The capacity under these two tranches can be redesignated within the overall $1.35 billion commitment. On January 16, 2008, we redistributed $150.0 million of borrowing capacity from our Acquisition Line to our Floorplan Line.

Our Revolving Credit Facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements. As of December 31, 2007, we were in compliance with these covenants. Additionally, under the terms of our Revolving Credit Facility, we are limited in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding stock. The amount available for cash dividends and share repurchases will increase in future periods by 50% of our cumulative net income (as defined in terms of the Revolving Credit Facility), the net proceeds from stock option exercises and certain other items, and decrease by subsequent payments for cash dividends and share repurchases.

Effective January 17, 2008, we amended the Revolving Credit Facility to, among other things, increase the limit on both our senior secured leverage ratio and our total leverage ratio, as well as to add a borrowing base calculation that governs the amounts of borrowings available under the Acquisition Line.

•	Ford Motor Credit Facility. The FMCC Facility provides financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The FMCC Facility, which matures in December 2008, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 100 basis points minus certain incentives. We expect the net cost of our borrowings under the FMCC Facility, after all incentives, to approximate the cost of borrowing under the Floorplan Line of our revolving credit facility.

•	Real Estate Credit Facility. In March 2007, we completed an initial $75.0 million, five-year real estate credit facility with Bank of America, N.A. In April 2007, we amended this facility expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions. We refer to this facility as the Mortgage Facility. The Mortgage Facility will be used for general working capital, capital expenditures, and acquisitions of real estate and dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel or property. Borrowings under the facility totaled $131.3 million at December 31, 2007. The Mortgage Facility matures in March 2012 and bears interest at a rate equal to LIBOR plus 105.0 basis points.

Effective as of January 16, 2008, we amended our Real Estate Credit Facility to increase the senior secured leverage ratio. Also, in January 2008, we purchased the real estate associated with four of our existing dealership operations, financing the majority of the transactions through Mortgage Facility borrowings of $43.3 million.

•	DaimlerChrysler Facility. On February 28, 2007, the DaimlerChrysler Facility matured. The facility provided for up to $300.0 million of financing for our entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory. We elected not to renew the DaimlerChrysler Facility and used available funds from our Floorplan Line to pay off the outstanding balance on the maturity date. We continue to use the Floorplan Line to finance our Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory.

The following table summarizes the current position of our credit facilities as of December 31, 2007:

	Total
Credit Facility	Commitment	Outstanding	Available
	(In thousands)

Floorplan Line(1)	$1,000,000	$670,820	$329,180
Acquisition Line(2)	350,000	153,000	197,000

Total Revolving Credit Facility	1,350,000	823,820	526,180
FMCC Facility	300,000	124,866	175,134
Mortgage Facility	235,000	131,317	103,683

Total Credit Facilities(3)	$1,885,000	$1,080,003	$804,997

(1)	The available balance at December 31, 2007, includes $64.5 million of immediately available funds.

(2)	The outstanding balance at December 31, 2007 includes $135 million associated with acquisitions during the year and $18 million of letters of credit outstanding.

(3)	Outstanding balance excludes $46.1 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

For a more detailed discussion of our credit facilities existing as of December 31, 2007, please see Note 8 to our consolidated financial statements.

2.25% Convertible Notes.  On June 26, 2006, we issued $287.5 million aggregate principal amount of the 2.25% Convertible Notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933. The 2.25% Convertible Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Convertible Notes is payable semiannually in arrears in cash on June 15th and December 15th of each year. The 2.25% Convertible Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.

We may not redeem the 2.25% Convertible Notes before June 20, 2011. On or after that date, but prior to June 15, 2016, we may redeem all or part of the 2.25% Convertible Notes if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which we mail the redemption notice. On or after June 15, 2016, we may redeem all or part of the 2.25% Convertible Notes at any time. Any redemption of the 2.25% Convertible Notes will be for cash at 100% of the principal amount of the 2.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Holders of the 2.25% Convertible Notes may require us to repurchase all or a portion of the 2.25% Convertible Notes on each of June 15, 2016, and June 15, 2026. In addition, if we experience specified types of fundamental changes, holders of the 2.25% Convertible Notes may require us to repurchase the 2.25% Convertible Notes. Any repurchase of the 2.25% Convertible Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 2.25% Convertible Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The holders of the 2.25% Convertible Notes who convert their notes in connection with a change in control, or in the event that the our common stock ceases to be listed, as defined in the Indenture for the 2.25% Convertible Notes (the “Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 2.25% Convertible Notes may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2.25% Convertible Notes, plus accrued and unpaid interest, if any.

The 2.25% Convertible Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 16.8267 shares of common stock per $1,000 principal amount of the 2.25% Convertible Notes (which is equal to an initial conversion price of approximately $59.43 per common share) subject to adjustment, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $77.259); (2) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% Convertible Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of our common stock and the conversion rate of the 2.25% Convertible Notes; (3) upon the occurrence of specified corporate transactions set forth in the Indenture; and (4) if we call the 2.25% Convertible Notes for redemption. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the Indenture. Upon any conversion of the 2.25% Convertible Notes, we will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of our common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of our common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock.

The net proceeds from the issuance of the 2.25% Convertible Notes were used to repay borrowings under the Floorplan Line of our Credit Facility; to repurchase 933,800 shares of our common stock for approximately $50 million; and to pay the $35.7 million net cost of the purchased options and warrant transactions described below in Uses of Liquidity and Capital Resources. Debt issue costs totaled approximately $6.7 million and are being amortized over a period of ten years (the point at which the holders can first require us to redeem the 2.25% Convertible Notes).

The 2.25% Convertible Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 2.25% Convertible Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries. For a more detailed discussion of these notes please see Note 9 to our consolidated financial statements.

8.25% Notes.  During August 2003, we issued the 8.25% Notes with a face amount of $150.0 million. The 8.25% Notes pay interest semi-annually on February 15 and August 15 each year, beginning February 15, 2004. Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The 8.25% Notes have the following redemption provisions:

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

The 8.25% Notes are subject to various financial and other covenants, including restrictions on paying cash dividends and repurchasing shares of our common stock. As of December 31, 2007, we were in compliance with these covenants and were limited to a total of $13.4 million for dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances.

Uses of Liquidity and Capital Resources

8.25% Notes Redemption.  During 2007, we repurchased approximately $36.4 million par value of our outstanding 8.25% Notes. Total cash used in completing the redemption, excluding accrued interest of $0.4 million, was $36.9 million. During 2006, we repurchased approximately $10.7 million par value of our outstanding 8.25% Notes. Total cash used in completing the redemption, excluding accrued interest of $0.1 million, was $10.8 million.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. During 2008, we plan to invest approximately $60.0 million, generally funded from excess cash, to expand or relocate existing facilities, excluding the purchase of land and existing buildings, and to perform manufacturer required imaging projects.

Acquisitions.  In 2007, we completed acquisitions of 14 franchises with expected annual revenues of approximately $702.4 million. These franchises were located in California, Georgia, Kansas, New York, South Carolina and the U.K. Total cash consideration paid, net of cash received, of $281.8 million, included $75.0 million for related real estate and the incurrence of $72.9 million of inventory financing.

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

From January 1, 2005, through December 31, 2005, we completed acquisitions of seven franchises with expected annual revenues of approximately $118.4 million. These franchises were acquired in tuck-in acquisitions that complement existing operations in New Hampshire, Oklahoma and Texas. The aggregate consideration paid in completing these acquisitions was approximately $20.6 million in cash, net of cash received and the incurrence of $15.2 million of inventory financing.

Our acquisition target for 2008 is to complete acquisitions that have $300.0 million in expected aggregate annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities and our Acquisition Line. We purchase businesses based on expected return on investment. Generally, the purchase price, excluding real estate and floorplan liabilities, is approximately 20% to 25% of the annual revenue. Thus, our targeted acquisition budget of $300.0 million is expected to cost us between $60.0 million and $75.0 million, excluding the amount incurred to finance vehicle inventories. Subsequent to December 31, 2007, we have not completed the acquisition of any additional franchises.

Purchase of Convertible Note Hedge.  In connection with the issuance of the 2.25% Convertible Notes in 2006, we purchased ten-year call options on our common stock (the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Convertible Notes, we have the right to purchase a total of approximately 4.8 million shares of our common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million. The cost of the Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.

In addition to the purchase of the Purchased Options, we sold warrants in separate transactions (the “Warrants”). These Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The Warrants are exercisable for a maximum of 4.8 million shares of our common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of our company and other conditions. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the warrants is 9.7 million shares. The proceeds from the sale of the Warrants were $80.6 million.

The Purchased Option and Warrant transactions were designed to increase the conversion price per share of our common stock from $59.43 to $80.31 (a 50% premium to the closing price of our common stock on the date that the 2.25% Convertible Notes were priced to investors) and, therefore, mitigate the potential dilution of our common stock upon conversion of the 2.25% Convertible Notes, if any.

No shares of our common stock have been issued or received under the Purchased Options or the Warrants. Since the price of our common stock was less than $59.43 at December 31, 2007, the intrinsic value of both the Purchased Options and the Warrants, as expressed in shares of our common stock, was zero. Changes in the price of our common stock will impact the share settlement of the 2.25% Convertible Notes, the Purchased Options and the Warrants as illustrated below (shares in thousands):

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

For dilutive earnings-per-share calculations, we will be required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Convertible Notes and the Warrants as depicted in the table above under the heading “Potential EPS Dilution.” Although the Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Convertible Notes, for earnings per share purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive.

Stock Repurchases.  We generally fund our stock repurchases from excess cash. In April 2007, our Board of Directors authorized the repurchase of up to $30.0 million of our common shares, and in August 2007, authorized the repurchase of up to an additional $30.0 million of our common shares. Pursuant to these authorizations, a total of 1,653,777 shares were repurchased at a cost of approximately $60.0 million, effectively exhausting the combined authorizations.

In March 2006, our Board of Directors authorized us to repurchase up to $42.0 million of our common stock, subject to management’s judgment and the restrictions of our various debt agreements. In June 2006, this authorization was replaced with a $50.0 million authorization concurrent with the issuance of the 2.25% Convertible Notes. In conjunction with the issuance of the 2.25% Convertible Notes, we repurchased 933,800 shares of our common stock at an average price of $53.54 per share, exhausting the entire $50.0 million authorization.

In addition, under separate authorization, in March 2006, our Board of Directors authorized the repurchase of a number of shares equivalent to the shares issued pursuant to our employee stock purchase plan on a quarterly basis. Pursuant to this authorization, a total of 86,000 shares were repurchased during 2006, at a cost of approximately $4.6 million. Approximately $2.7 million of the funds for such repurchases came from employee contributions during the period. Further, a total of 75,000 shares were repurchased in March 2007, at a cost of approximately $3.0 million. All such funds came from employee contributions.

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

Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Dividends.  In 2007, our Board of Directors declared dividends of $0.14 per common share for each of the fourth quarter of 2006 and the first three quarters of 2007. These dividend payments on our outstanding common stock and common stock equivalents totaled $13.3 million. During 2006, our Board of Directors declared dividends of $0.13 per common share for the fourth quarter of 2005 and $0.14 per common share for the first, second and third quarters of 2006. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $13.4 million for the year ended December 31, 2006. Prior to 2006, we had never declared or paid dividends on our common stock.

The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors. Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2007, our 8.25% Notes, the most restrictive agreement with respect to such limits, limited future dividends and stock repurchases to $13.4 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2012 and our 8.25% Notes mature in 2013.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Floorplan notes payable	$841,731	$841,731	$—	$—	$—
Long-term debt obligations(1)	687,098	12,260	17,553	250,602	406,683
Estimated interest payments on floorplan notes payable(2)	7,770	7,770	—	—	—
Estimated interest payments on long-term debt obligations(3)	317,079	35,570	71,139	65,544	144,826
Operating leases	498,724	54,125	105,638	100,631	238,330
Purchase commitments(4)	72,668	72,668	—	—	—

Total	$2,425,070	$1,024,124	$194,330	$416,777	$789,839

(1)	Includes $18.0 million of outstanding letters of credit.

(2)	Estimated interest payments were calculated using the floorplan balance and weighted average interest rate at December 31, 2007, and the assumption that these liabilities would be settled within 60 days which approximates our weighted average inventory days outstandings

(3)	Estimated interest payments on long-term debt obligations includes fixed rate interest on our 8 1/4% Senior Subordinated Notes due 2013, and our 2 1/4% Convertible Notes due 2036 and variable rate interest on our real estate mortgage facility due 2012 and the Acquisition Line of our Revolving Credit Facility Due 2012.

(4)	Includes capital expenditures, acquisition commitments and other.

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

From time to time, primarily in connection with dealership dispositions, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we and our subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we or our subsidiaries will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $27.7 million at December 31, 2007. We and our subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although we presently have no reason to believe that we or our subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of us or our subsidiaries required under these leases would not have a material adverse effect on our business, financial condition and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following information about our market-sensitive financial instruments constitutes a “forward-looking statement.”

Interest Rates.  We have interest rate risk in our variable rate debt obligations and interest rate swaps. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt and interest rate swaps.

At December 31, 2007, fixed rate debt, primarily consisting of our 2.25% Convertible Notes and 8.25% Notes outstanding, totaled $382.2 million and had a fair value of $302.6 million.

At December 31, 2007, we had $841.7 million of variable-rate floorplan borrowings outstanding, $131.3 million of variable-rate mortgage facility borrowings outstanding and $135.0 million of variable-rate acquisition facility borrowings outstanding. Based on the aggregate amount, a 100 basis point change in interest rates would result in an $11.1 million change to our interest expense. After consideration of the interest rate swaps described below, a 100 basis point increase would yield a net increase of $6.4 million.

We received $37.6 million of interest assistance from certain automobile manufacturers during the year ended December 31, 2007. This assistance is reflected as a $38.2 million reduction of our new vehicle cost of sales for the year ended December 31, 2007, and reduced our new vehicle inventory by $6.6 million and $7.2 million at December 31, 2007 and 2006, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from approximately 70% to 105% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We may use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our revolving credit facility to fixed rate debt. During 2007, we entered into eight interest rate swaps with a total notional value of $225.0 million, comprised of one swap with a $50.0 million notional value that effectively locks in an interest rate of approximately 5.3% and the remaining seven swaps each with a notional value of $25.0 million that effectively lock in an interest rate ranging from 4.2% to 5.3%. All of the swaps entered into 2007 expire in the latter half of 2012. In December 2005, we entered into two interest rate swaps with notional values of $100.0 million each, and in January 2006, we entered into a third interest rate swap with a notional value of $50.0 million. One swap, with $100.0 million in notional value, effectively locks in a rate of 4.9%, the second swap, also with $100.0 million in notional value, effectively locks in a rate of 4.8%, and the third swap, with $50.0 million in notional value, effectively locks in a rate of 4.7%. All three of the 2005 hedge instruments expire December 15, 2010. At December 31, 2007, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive income (loss) totaled $10.1 million. At December 31, 2006, net unrealized gains, net of income taxes, related to hedges included in accumulated other comprehensive income (loss) totaled $0.8 million. The increase in net unrealized losses from 2006 to 2007 was primarily a result of the additional swaps added in 2007 and the decline in interest rates experienced during the year. At December 31, 2005 net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive income (loss) totaled $0.4 million. At December 31, 2007, 2006 and 2005, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

Foreign Currency Exchange Rates.  As of December 31, 2007, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10 percent change in average exchange rates versus the U.S. Dollar would have resulted in an $15.8 million change to our revenues for the year ended December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2007, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Our management, under the supervision and with the participation of our Chief Executive Officer & Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that as of December 31, 2007, our internal control over financial reporting was effective.

Ernst & Young LLP, independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting. This report, dated February 22, 2008, appears on page 68.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.

We have audited Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Group 1 Automotive, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Group 1 Automotive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Group 1 Automotive, Inc. and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 22, 2008

Item 9B.	Other Information

None.

PART III

Pursuant to Instruction G to Form 10-K, we incorporate by reference into Items 10-14 below the information to be disclosed in our definitive proxy statement prepared in connection with the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

See also “Business — Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

(3) Index to Exhibits

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)

Exhibit
Number			Description

4.4		—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5		—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6		—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7		—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8		—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9		—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10		—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11		—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12		—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.13		—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.14		—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15		—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1		—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)
10	.2†	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent

Exhibit
Number			Description

10.3		—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007
10.4		—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10	.5†	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders
10	.6†	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders
10.7		—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.8		—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.9		—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.10		—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.11		—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.14		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.16		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.17		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.18		—	Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.19		—	Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit
Number			Description

10.20		—	Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.21		—	Lease Agreement between Bob Howard Automotive-East, Inc. and REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.22		—	Lease Agreement between Howard-H, Inc. and REHCO, L.L.C. (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.23		—	Lease Agreement between Howard Pontiac-GMC, Inc. and North Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.24		—	Lease Agreement between Bob Howard Motors, Inc. and REHCO, L.L.C., (Incorporated by reference to Exhibit 10.54 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005)
10	.25*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.26*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.22 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
10	.27*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2008
10	.28*†	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008
10	.29*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)
10	.30*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.31*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.32*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.33*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.34*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.35*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.36*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.37*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)

Exhibit
Number			Description

10	.38*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.39*†	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007
10	.40*†	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg
10	.41*	—	Employment Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.42*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.43*†	—	First Amendment to the Employment Agreement dated effective as of June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel, effective as of November 8, 2007
10	.44*	—	Employment Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.45*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.46*†	—	First Amendment to the Employment Agreement dated effective as of December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman, effective as of November 8, 2007
10	.47*†	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated December 31, 2006, between Group 1 Automotive, Inc. and Randy L. Callison
10	.48*†	—	First Amendment to the Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated effective as of December 31, 2006 between Group 1 Automotive, Inc. and Randy L. Callison, effective as of November 8, 2007
10	.49*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 12 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
14.1		—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc. dated November 6, 2006 (Incorporated by reference to Exhibit 14.1 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
21	.1†	—	Group 1 Automotive, Inc. 2007 Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2008.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 28th day of February, 2008.

Signature	Title

/s/ Earl J. Hesterberg Earl J. Hesterberg	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ John C. Rickel John C. Rickel	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John L. Adams John L. Adams	Chairman and Director

/s/ Louis E. Lataif Louis E. Lataif	Director

/s/ Stephen D. Quinn Stephen D. Quinn	Director

/s/ Beryl Raff Beryl Raff	Director

/s/ J. Terry Strange J. Terry Strange	Director

/s/ Max P. Watson, Jr. Max P. Watson, Jr.	Director

INDEX TO FINANCIAL STATEMENTS

Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed its method of accounting for indefinite lived intangibles.

As discussed in Notes 2 and 10 to the consolidated financial statements, in 2006 the Company changed its methods of accounting for stock based compensation and rental costs incurred during a construction period.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 22, 2008

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands,
	except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,749	$39,313
Contracts-in-transit and vehicle receivables, net	193,401	189,004
Accounts and notes receivable, net	83,687	76,793
Inventories	899,792	830,628
Deferred income taxes	18,287	17,176
Prepaid expenses and other current assets	31,168	25,098

Total current assets	1,260,084	1,178,012

PROPERTY AND EQUIPMENT, net	429,238	230,385
GOODWILL	486,775	426,439
INTANGIBLE FRANCHISE RIGHTS	300,470	249,886
OTHER ASSETS	28,730	29,233

Total assets	$2,505,297	$2,113,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$670,820	$437,288
Floorplan notes payable — manufacturer affiliates	170,911	287,978
Current maturities of long-term debt	12,260	854
Accounts payable	113,589	117,536
Accrued expenses	101,951	97,302

Total current liabilities	1,069,531	940,958

LONG-TERM DEBT, net of current maturities	674,838	428,639
DEFERRED INCOME TAXES	14,711	2,787
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	16,188	—
OTHER LIABILITIES	29,017	27,826

Total liabilities before deferred revenues	1,804,285	1,400,210

DEFERRED REVENUES	16,531	20,905
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized; 25,532 and 25,165 issued, respectively	255	252
Additional paid-in capital	293,675	292,278
Retained earnings	502,783	448,115
Accumulated other comprehensive income (loss)	(9,560)	591
Treasury stock, at cost; 2,427 and 904 shares, respectively	(102,672)	(48,396)

Total stockholders’ equity	684,481	692,840

Total liabilities and stockholders’ equity	$2,505,297	$2,113,955

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$3,985,694	$3,787,578	$3,674,880
Used vehicle retail sales	1,168,868	1,111,672	1,075,606
Used vehicle wholesale sales	317,878	329,669	383,856
Parts and service sales	711,650	661,936	649,221
Finance, insurance and other, net	208,907	192,629	186,027

Total revenues	6,392,997	6,083,484	5,969,590
COST OF SALES:
New vehicle retail sales	3,719,012	3,515,568	3,413,513
Used vehicle retail sales	1,032,864	968,264	939,436
Used vehicle wholesale sales	321,886	332,758	387,834
Parts and service sales	322,856	302,094	296,401

Total cost of sales	5,396,618	5,118,684	5,037,184

GROSS PROFIT	996,379	964,800	932,406
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	778,061	739,765	741,471
DEPRECIATION AND AMORTIZATION EXPENSE	20,897	18,138	18,927
ASSET IMPAIRMENTS	16,784	2,241	7,607

INCOME FROM OPERATIONS	180,637	204,656	164,401
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(48,117)	(46,682)	(37,997)
Other interest expense, net	(25,471)	(18,783)	(18,122)
Loss on redemption of senior subordinated notes	(1,598)	(488)	—
Other income and (expense), net	572	645	125

INCOME BEFORE INCOME TAXES	106,023	139,348	108,407
PROVISION FOR INCOME TAXES	38,071	50,958	38,138

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	67,952	88,390	70,269
Cumulative effect of a change in accounting principle, net of a tax benefit of $10,231	—	—	(16,038)

NET INCOME	$67,952	$88,390	$54,231

EARNINGS PER SHARE:
BASIC:
Income before cumulative effect of a change in accounting principle	$2.92	$3.66	$2.94
Cumulative effect of a change in accounting principle	—	—	(0.67)

Net income	$2.92	$3.66	$2.27

DILUTED:
Income before cumulative effect of a change in accounting principle	$2.90	$3.62	$2.90
Cumulative effect of a change in accounting principle	—	—	(0.66)

Net income	$2.90	$3.62	$2.24

CASH DIVIDENDS PER COMMON SHARE	$0.56	$0.55	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,270	24,146	23,866
Diluted	23,406	24,446	24,229

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated Other
						Comprehensive Income (Loss)
						Unrealized	Unrealized	Unrealized
			Additional		Deferred	Gains (Losses)	Gains (Losses)	Gains on
	Common Stock		Paid-in	Retained	Stock-Based	on Interest	on Marketable	Currency	Treasury
	Shares	Amount	Capital	Earnings	Compensation	Rate Swaps	Securities	Translation	Stock	Total
	(In thousands)

BALANCE, December 31, 2004	23,916	$239	$265,645	$318,931	$—	$—	$(173)	$—	$(17,468)	$567,174
Comprehensive income:
Net income	—	—	—	54,231	—	—	—	—	—	54,231
Interest rate swap adjustment, net of taxes of $230	—	—	—	—	—	(384)	—	—	—	(384)
Loss on investments, net of taxes of $90	—	—	—	—	—	—	(149)	—	—	(149)

Total comprehensive income										53,698
Purchases of treasury stock	—	—	—	—	—	—	—	—	(19,257)	(19,257)
Issuance of common and treasury stock to employee benefit plans	(670)	(7)	(19,318)	—	—	—	—	—	19,325	—
Proceeds from sales of common stock under employee benefit plans	1,151	12	19,146	—	—	—	—	—	—	19,158
Issuance of restricted stock	241	2	8,381	—	(8,383)	—	—	—	—	—
Forfeiture of restricted stock	(50)	—	(1,394)	—	1,394	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,576	—	—	—	—	1,576
Tax benefit from options exercised	—	—	4,444	—	—	—	—	—	—	4,444

BALANCE, December 31, 2005	24,588	246	276,904	373,162	(5,413)	(384)	(322)	—	(17,400)	626,793
Comprehensive income:
Net income	—	—	—	88,390	—	—	—	—	—	88,390
Interest rate swap adjustment, net of taxes of $709	—	—	—	—	—	1,181	—	—	—	1,181
Gain on investments, net of taxes of $70	—	—	—	—	—	—	116	—	—	116

Total comprehensive income										89,687
Reclassification resulting from adoption of FAS 123(R) on January 1, 2006	—	—	(5,413)	—	5,413	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	(54,964)	(54,964)
Issuance of common and treasury stock to employee benefit plans	346	3	(279)	—	—	—	—	—	23,968	23,692
Issuance of restricted stock	303	3	(3)	—	—	—	—	—	—	—
Forfeiture of restricted stock	(72)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,086	—	—	—	—	—	—	5,086
Tax benefit from options exercised and the vesting of restricted shares	—	—	8,089	—	—	—	—	—	—	8,089
Purchase of equity calls	—	—	(116,251)	—	—	—	—	—	—	(116,251)
Sale of equity warrants	—	—	80,551	—	—	—	—	—	—	80,551
Deferred income tax benefit associated with purchase of equity calls	—	—	43,594	—	—	—	—	—	—	43,594
Cash dividends	—	—	—	(13,437)	—	—	—	—	—	(13,437)

BALANCE, December 31, 2006	25,165	252	292,278	448,115	—	797	(206)	—	(48,396)	692,840
Comprehensive income:
Net income	—	—	—	67,952	—	—	—	—	—	67,952
Interest rate swap adjustment, net of taxes of $6,549	—	—	—	—	—	(10,915)	—	—	—	(10,915)
Gain on investments, net of taxes of $78	—	—	—	—	—	—	130	—	—	130
Unrealized gain on currency translation								634		634

Total comprehensive income										57,801
Purchases of treasury stock	—	—	—	—	—	—	—	—	(63,039)	(63,039)
Issuance of treasury stock to employee benefit plans	(232)	(2)	(8,761)	—	—	—	—	—	8,763	—
Proceeds from sales of common stock under employee benefit plans	214	2	5,036	—	—	—	—	—		5,038
Issuance of common and restricted stock	414	4	(4)	—	—	—	—	—	—	—
Forfeiture of restricted stock	(29)	(1)	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,954	—	—	—	—	—	—	4,954
Tax benefit from options exercised and the vesting of restricted shares	—	—	171	—	—	—	—	—	—	171
Cash dividends	—	—	—	(13,284)	—	—	—	—	—	(13,284)

BALANCE, December 31, 2007	25,532	$255	$293,675	$502,783	$—	$(10,118)	$(76)	$634	$(102,672)	$684,481

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,952	$88,390	$54,231
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	—	16,038
Asset impairments	16,784	2,241	7,607
Depreciation and amortization	20,897	18,138	18,927
Amortization of debt discount and issue costs	2,278	1,601	1,949
Stock based compensation	4,954	5,086	1,576
Deferred income taxes	18,142	20,073	3,872
Tax benefit from options exercised and the vesting of restricted shares	171	8,088	4,444
Excess tax benefits from stock-based compensation	(150)	(3,657)	—
Provision for doubtful accounts and uncollectible notes	2,442	1,609	3,848
(Gains) losses on sales of assets	(1,180)	(5,849)	772
Loss on repurchase of senior subordinated notes	1,598	488	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	(4,324)	(1,235)	(16,113)
Accounts and notes receivable	(6,972)	3,067	(2,845)
Inventories	14,269	(33,128)	130,584
Prepaid expenses and other assets	(3,185)	1,215	4,961
Floorplan notes payable — manufacturer affiliates	(114,718)	(23,342)	102,549
Accounts payable and accrued expenses	(10,812)	(24,346)	39,220
Deferred revenues	(4,374)	(4,995)	(6,241)

Net cash provided by operating activities	3,772	53,444	365,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146,697)	(71,550)	(58,556)
Cash paid in acquisitions, net of cash received	(281,834)	(246,322)	(35,778)
Proceeds from sales of franchises	10,192	38,024	10,881
Proceeds from sales of property and equipment	22,516	13,289	35,588
Other	2,658	(2,699)	(2,097)

Net cash used in investing activities	(393,165)	(269,258)	(49,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	5,599,770	3,942,148	3,260,946
Repayments on credit facility — Floorplan Line	(5,366,236)	(3,912,244)	(3,486,144)
Borrowings on credit facility — Acquisition Line	170,000	15,000	25,000
Repayments on credit facility — Acquisition Line	(35,000)	(15,000)	(109,000)
Borrowings on mortgage facility	133,684	—	—
Repurchases of common stock, amounts based on settlement date	(63,039)	(54,964)	(19,256)
Repurchase of senior subordinated notes	(36,865)	(10,827)	—
Dividends paid	(13,284)	(13,437)	—
Proceeds from issuance of common stock to benefit plans	5,038	23,692	19,158
Debt issue costs	(3,630)	(6,726)	(2,873)
Principal payments of long-term debt	(4,228)	(787)	(1,276)
Repayments on other facilities for divestitures	(2,498)	(4,880)	(2,027)
Excess tax benefits from stock-based compensation	150	3,657	—
Proceeds from issuance of 2.25% Convertible Notes	—	287,500	—
Purchase of equity calls	—	(116,251)	—
Sale of equity warrants	—	80,551	—

Net cash provided by (used in) financing activities	383,862	217,432	(315,472)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,564)	1,618	(55)
CASH AND CASH EQUIVALENTS, beginning of period	39,313	37,695	37,750

CASH AND CASH EQUIVALENTS, end of period	$33,749	$39,313	$37,695

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in Alabama, California, Florida, Georgia, Kansas, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, South Carolina, and Texas and in the U.K. Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”

Prior to January 1, 2006, our retail network was organized into 13 regional dealership groups, or “platforms”. In 2006 and 2007, the Company reorganized its operations and as of December 31, 2007, the retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina ), (ii) the Central (50 dealerships in Kansas, New Mexico, Oklahoma, and Texas), (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer. In addition, our international operations consist of three dealerships in the U.K. also managed locally with direct reporting responsibilities to the Company’s corporate management team.

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

In accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company records the profit it receives for arranging vehicle fleet transactions net in other finance and insurance revenues, net. Since all sales of new vehicles must occur through franchised new vehicle dealerships, the dealerships effectively act as agents for the automobile manufacturers in completing sales of vehicles to fleet customers. As these customers typically order the vehicles, the Company has no significant general inventory risk. Additionally, fleet customers generally receive special purchase incentives from the automobile manufacturers and the Company receives only a nominal fee for facilitating the transactions. Taxes collected from customers and remitted to governmental agencies are not included in total revenues.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. Included in Prepaid Expenses and Other Current Assets is approximately $2.1 million of cash restricted for specific purposes. As of December 31, 2007 and 2006, cash and cash equivalents excludes $64.5 million and $114.5 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility, which is the Company’s primary vehicle for the short-term investment of excess cash.

Contracts-in-Transit and Vehicle Receivables

Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales. Also included are amounts receivable from vehicle wholesale sales.

Inventories

New, used and demonstrator vehicles are stated at the lower of specific cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. Such assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. At December 31, 2007 and 2006, inventory cost had been reduced by $6.6 million and $7.2 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales has been reduced by $38.2 million, $38.1 million and $35.6 million for interest assistance received related to vehicles sold for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Goodwill

Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. The Company performs the annual impairment assessment of goodwill by reporting unit at the end of each calendar year using a fair-value based, two-step test, and performs an impairment assessment more frequently if events or circumstances occur at a reporting unit between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of December 31, 2007, the Company defined its reporting units as each of its three regions and the U.K. See Note 5.

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

In completing step one of the impairment analysis, the Company uses a discounted cash flow approach to estimate the fair value of each reporting unit. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and the Company’s weighted average cost of capital. The Company also estimates residual values at the end of the forecast period and future capital expenditure requirements. At December 31, 2007, 2006 and 2005, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test described above. However, if in future periods, the Company determines the carrying amount of its net assets exceeds the respective fair value as a result of step one, the Company believes that the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s), especially with respect to those reporting units acquired prior to July 1, 2001.

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2007 and 2006 in the accompanying consolidated balance sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142, the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred. See Note 5.

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

In performing this transitional impairment test as of January 1, 2005, the Company tested the carrying value of each individual franchise right that had been recorded by using a discounted cash flow model. Included in this “direct” analysis were assumptions, at a dealership level, regarding which cash flow streams were directly attributable to each dealership’s franchise rights, revenue growth rates, future gross margins and future selling, general and administrative expenses. Using an estimated weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, the Company calculated the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce. For some of the Company’s dealerships, this transitional impairment test resulted in an estimated fair value that was less than the carrying value of their intangible franchise rights. As a result, a non-cash charge of $16.0 million, net of deferred taxes of $10.2 million, was recorded in the first quarter of 2005 as a cumulative effect of a change in accounting principle in accordance with the transitional rules of EITF D-108.

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

Income Taxes

Currently, the Company operates in 15 different states in the U.S. and one other country, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements (See Note 14 for additional information). No cumulative adjustment was required to effect the adoption of FIN 48.

Self-Insured Medical and Property/Casualty Plans

The Company is self-insured for a portion of the claims related to its employee medical benefits and property/casualty insurance programs. Employee medical and property physical damage claims not subject to stop-loss insurance are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using the Company’s historical claims experience. Actuarial estimates for the portion of general liability and workers’ compensation claims not covered by insurance are based on the Company’s historical claims experience adjusted for loss trending and loss development factors. For workers’ compensation and general liability insurance policy years ended prior to October 31, 2005, this component of our insurance program included aggregate retention (stop loss) limits in addition to a per claim deductible limit. Our exposure per claim subsequent to October 31, 2005 is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.

See Note 4 for a discussion of the effects of Hurricanes Katrina and Rita on the Company’s 2006 and 2005 results.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities and long-term debt. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2007 and 2006, the Company’s 8 1/4% Senior Subordinated Notes due 2013 had a carrying value, net of applicable discount, of $100.3 million and $135.2 million, respectively, and a fair value, based on quoted market prices, of $102.4 million and $142.8 million, respectively. Also, as of December 31, 2007 and 2006, the Company’s 2 1/4% Convertible Senior Notes due 2036 had a carrying value, net of applicable discount, of $281.9 million and $281.3 million, respectively, and a fair value, based on quoted market prices, of $200.2 million and $294.0 million, respectively. The Company’s interest rate swaps are recorded at fair market value.

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the Pound Sterling. The financial statements of all our foreign subsidiaries have been translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the respective period. The U.S. Dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

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

Advertising

The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005, totaled $58.7 million, $68.6 million and $64.4 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in accrued expenses on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $19.7 million, $17.6 million and $19.8 million for advertising assistance received related to vehicles sold for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, 2006, and 2005, the accrued expenses caption of the Consolidated Balance Sheets included $3.7 million, $3.8 million and $3.2 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

Business and Credit Risk Concentrations

The Company owns and operates franchised automotive dealerships in the United States and in the U.K. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2007, Toyota (including Lexus, Scion and Toyota brands), Ford (including Ford, Lincoln, Mazda, Mercury, and Volvo brands), Nissan (including Infiniti and Nissan brands), Honda (including Acura and Honda brands), Chrysler (including Chrysler, Dodge and Jeep, brands), BMW

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(including Mini and BMW brands) and General Motors (including Buick, Cadillac, Chevrolet, GMC, Hummer and Pontiac brands) accounted for 35.9%, 12.4%, 12.3%, 12.2%, 8.2%, 6.6% and 6.5% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 5.0% of the Company’s total new vehicle sales volume in 2007. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2007, the Company was due $43.3 million from various manufacturers (see Note 6). Receivable balances from Chrysler, Ford, Toyota, Nissan, General Motors, Honda, Mercedes Benz and BMW represented 11.2%, 13.2%, 16.0%, 8.3%, 9.6%, 7.1%, 10.9% and 8.9%, respectively, of this total balance due from manufacturers.

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

Upon entering into a new financing arrangement with DaimlerChrysler Services North America LLC in December 2005, the Company repaid approximately $157.0 million of floorplan borrowings under the revolving credit facility with funds provided by this new facility. These repayments are reflected as a source of cash within cash flows from operating activities and a use of cash within cash flows from financing activities for 2005. On February 28, 2007, the DaimlerChrysler Facility matured. The Company elected not to renew the DaimlerChrysler Facility and used available funds from our Floorplan Line of our Revolving Credit Facility to pay off the outstanding balance of $112.1 million on the maturity date. These repayments are reflected as a use of cash within cash flows from operating activities and a source of cash within cash flows from financing activities for 2007.

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

Cash paid for interest was $85.4 million, $75.1 million and $54.6 million in 2007, 2006 and 2005, respectively. Cash paid for income taxes was $18.6 million, $37.1 million and $16.9 million in 2007, 2006 and 2005, respectively.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the employee stock purchase plan. However, stock-based compensation expense was recognized in periods prior to January 1, 2006, (and continues to be recognized) for restricted stock award issuances. Stock-based compensation expense using the fair value method under SFAS 123 was included as a pro forma disclosure in the financial statement footnotes and such disclosure continues to be provided herein for 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) the fair value of the shares sold to employees subsequent to December 31, 2005, pursuant to the employee stock purchase plan. As permitted under the transition rules for SFAS 123(R), results for prior periods were not restated. See Note 10.

Rental Costs Associated with Construction

In October 2005, the FASB staff issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which, starting prospectively in the first reporting period beginning after December 15, 2005, requires companies to expense, versus capitalizing into the carrying costs, rental costs associated with ground or building operating leases that are incurred during a construction period. The Company adopted the provisions of FAS 13-1 effective January 1, 2006. During the year ended December 31, 2007 and 2006, the Company expensed rental cost incurred during construction of approximately $1.2 million and 2.0 million, versus approximately $1.5 million in rental costs capitalized during the year ended December 31, 2005. As permitted by FAS 13-1, the Company has not restated prior year’s financial statements as a result of adopting FAS 13-1.

Business Segment Information

The Company, through its operating companies, operates in the automotive retailing industry. All of the operating companies sell new and used vehicles, arrange financing, vehicle service, and insurance contracts, provide maintenance and repair services and sell replacement parts. The operating companies are similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. Additionally, the Company’s management evaluates performance and allocates resources based on the operating results of the individual operating companies. For the reasons discussed above, all of the operating companies represent one reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Related Information.” Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s reportable segment. By geographic area, the Company’s sales to external customers for the year ended December 31, 2007, were $6,219.7 million and $173.3 million from our domestic and foreign operations, respectively. The Company’s domestic and foreign long-lived assets other than financial instruments as of December 31, 2007, were $420.2 million and $28.4 million, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We do not expect SFAS 157 to have a material effect on our future results of operations or financial position. In making this shift to a market-based measure of fair value, if the Company’s assumptions regarding the future interest rates used in its estimated weighted average cost of capital increased by 100 basis points, and all other assumptions remain constant, the resulting non-cash charge would be approximately $3.7 million. No impairment of goodwill would result. In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for non-financial assets and liabilities. The Company anticipates that the adoption of SFAS No. 157 for financial assets and financial liabilities will not have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do no expect SFAS 159 to have a material effect on our future results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. The more significant changes in the accounting for acquisitions which could impact the Company are:

•	certain transaction costs, which are presently treated as cost of the acquisition, will be expensed;

•	restructuring costs associated with a business combination, which are presently capitalized, will be expensed subsequent to the acquisition date;

•	contingencies, including contingent consideration, which is presently accounted for as an adjustment of purchase price, will be recorded at fair value with subsequent adjustments recognized in operations; and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	valuation allowances on acquired deferred tax assets, which are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, will be recognized up front and in operations.

SFAS No. 141 (R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The Company is currently assessing the impact of SFAS No. 141 (R) on its business and has not yet determined the impact on its consolidated financial statements.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our 2.25% Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 2.25% Convertible Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. We are currently evaluating the proposed new rules and the impact on our current accounting for the 2.25% Convertible Notes. However, if the Proposed FSP is adopted in its current form, we expect to recognize additional interest expense in the period implemented due to the interest expense accretion associated with the 2.25% Convertible Notes and to report greater than previously reported interest expense in all prior periods presented due to retrospective application.

Reclassifications

Certain reclassifications have been made in the 2006 and 2005 statements to conform to the current year presentation.

3.	ACQUISITIONS:

During 2007, the Company acquired 14 automobile dealership franchises located in California, Georgia, Kansas, New York, South Carolina, and internationally in southeastern England for total cash consideration, net of cash received, of $281.8 million, including $75.0 million for related real estate and $72.9 million paid to the sellers’ financing sources to pay off outstanding floorplan borrowings. During 2006, the Company acquired 13 automobile dealership franchises located in Alabama, California, Mississippi, New Hampshire, New Jersey, Oklahoma and Texas for total cash consideration, net of cash received, of $246.3 million, including $30.6 million paid for the associated real estate and $58.9 million paid to the sellers’ financing sources to pay off outstanding floorplan borrowings. During 2005, the Company acquired seven automobile dealership franchises located in New Hampshire, Oklahoma and Texas. Total cash consideration paid included $20.6 million to the sellers and $15.2 million to the sellers’ financing sources to pay off outstanding floorplan borrowings. The accompanying December 31, 2007, consolidated balance sheet includes preliminary allocations of the purchase price for all of the 2007 acquisitions based on their estimated fair values at the dates of acquisition and are subject to final adjustment.

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

In addition to the business interruption recoveries noted above, the Company also incurred and was reimbursed for approximately $0.9 million of expenses related to the clean-up and reopening of its affected dealerships. The Company recognized $0.7 million of these proceeds during 2005 and $0.2 million during 2006.

5.	ASSET IMPAIRMENTS:

During 2007, the Company recorded the following impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	As required by SFAS No. 142, the Company performed an annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2007. As a result of this assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to six dealerships did not exceed their carrying values and impairment charges were required. Accordingly, the Company recorded $9.2 million of pretax impairment charges during the fourth quarter of 2007.

•	In accordance with SFAS No. 144 and SFAS No. 13, the Company reviews long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In connection with the Company’s sale of one of its dealership facilities, the Company recognized a $5.4 million pretax impairment charge, based upon the estimated fair market value as determined by a third-party appraisal. Further, primarily in connection with the disposal of several dealership franchises during 2007, the Company determined that the fair value of certain fixed assets was less than their carrying values and impairment charges were required. Accordingly, the Company recorded approximately $2.2 million of pretax impairment charges.

During 2006, the Company recorded the following two impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	As required by SFAS No. 142, the Company performed an annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2006. As a result of this assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to two of its domestic franchises did not exceed their carrying values and impairment charges were required. Accordingly, the Company recorded $1.4 million of pretax impairment charges during the fourth quarter of 2006.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In accordance with SFAS No. 144, the Company reviews long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In connection with the then pending disposal of a dealership franchise, the Company determined that the fair value of certain of the fixed assets was less than their carrying values and impairment charges were required. Accordingly, the Company recorded $0.8 million of pretax impairment charges during the fourth quarter of 2006.

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

•	Due to the then pending disposal of two of the Company’s California franchises, a Kia and a Nissan franchise, the Company tested the respective intangible franchise rights and other long-lived assets for impairment during the third quarter of 2005. These tests resulted in two impairments of long-lived assets totaling $3.7 million.

•	As required by SFAS No. 142, the Company performed an annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2005. As a result of this annual assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to three of its franchises did not exceed their carrying value and an impairment charge was required. Accordingly, the Company recorded a $2.6 million pretax impairment charge during the fourth quarter of 2005.

6.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Accounts and notes receivable consist of the following:

	December 31,
	2007	2006
	(In thousands)

Amounts due from manufacturers	$43,295	$45,103
Parts and service receivables	20,992	18,068
Finance and insurance receivables	16,204	7,838
Other	6,784	8,323

Total accounts and notes receivable	87,275	79,332
Less allowance for doubtful accounts	3,588	2,539

Accounts and notes receivable, net	$83,687	$76,793

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consist of the following:

	December 31,
	2007	2006
	(In thousands)

New vehicles	$680,769	$645,559
Used vehicles	118,778	105,955
Rental vehicles	46,898	29,237
Parts, accessories and other	53,347	49,877

Inventories	$899,792	$830,628

Property and equipment consist of the following:

	Estimated
	Useful Lives	December 31,
	in Years	2007	2006
		(In thousands)

Land	—	$137,344	$66,383
Buildings	30 to 40	168,763	51,056
Leasehold improvements	7 to 15	60,989	57,526
Machinery and equipment	7 to 20	58,681	43,798
Furniture and fixtures	3 to 10	63,393	56,099
Company vehicles	3 to 5	11,670	9,980
Construction in progress		30,558	30,163

Total		531,398	315,005
Less accumulated depreciation and amortization		102,160	84,620

Property and equipment, net		$429,238	$230,385

During 2007, the Company acquired $84.1 million of fixed assets associated with dealership acquisitions, including $18.3 million for land and $56.7 million for buildings. In addition to these acquisitions, the Company purchased $146.7 million of property and equipment, including $76.3 million for land and existing buildings.

During 2006, the Company acquired $33.5 million of fixed assets associated with dealership acquisitions, including $15.2 million for land and $15.4 million for buildings. In addition to these acquisitions, the Company purchased $71.6 million of property and equipment, including $35.1 million for land and existing buildings.

Depreciation and amortization expense totaled approximately $20.9 million, $18.1 million, and $18.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INTANGIBLE FRANCHISE RIGHTS AND GOODWILL:

The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible
	Franchise Rights	Goodwill
	(In thousands)

Balance, December 31, 2005	$164,210	$372,844
Additions through acquisitions	87,842	56,681
Disposals	(766)	(2,427)
Impairments	(1,400)	—
Realization of tax benefits	—	(659)

Balance, December 31, 2006	249,886	426,439
Additions through acquisitions	59,810	61,509
Disposals	—	(591)
Impairments	(9,226)	—
Realization of tax benefits	—	(582)

Balance, December 31, 2007	$300,470	$486,775

The reduction in goodwill related to the realization of certain tax benefits is due to differences between the book and tax bases of the goodwill.

8.	CREDIT FACILITIES:

Effective March 19, 2007, the Company entered into an amended and restated five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million Real Estate Credit Facility (the “Mortgage Facility”) for financing of real estate expansion, as well as arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable — credit facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Credit Facility. Floorplan notes payable — manufacturer affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the vehicles are sold. As a result, these obligations are reflected on the accompanying balance sheets as current liabilities. The outstanding balances under these financing arrangements are as follows:

	December 31,
	2007	2006
	(In thousands)

Floorplan notes payable — credit facility
New vehicles	$590,469	$372,973
Used vehicles	71,973	59,061
Rental vehicles	8,378	5,254

Total	$670,820	$437,288

Floorplan notes payable — manufacturer affiliates
FMCC Facility	$124,866	$132,967
DaimlerChrysler Facility	—	131,807
Other — rental vehicles	46,045	23,204

Total	$170,911	$287,978

Revolving Credit Facility

In March 2007 the Company amended its revolving credit facility to provide a total borrowing capacity of $1.35 billion which matures in March 2012. The Company can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing, which we refer to as the Floorplan Line, and $350.0 million for working capital, including acquisitions, which we refer to as the Acquisition Line. Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be redesignated within the overall $1.35 billion commitment. On January 16, 2008, the Company redistributed $150.0 million of borrowing capacity from the Acquisition Line to the Floorplan Line. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line. The first $37.5 million of available funds carry a 0.20% per annum commitment fee, while the balance of the available funds carries a commitment fee ranging from 0.35% to 0.50% per annum, depending on the Company’s leverage ratio.

As of December 31, 2007, after considering outstanding balances, the Company had $329.2 million of available floorplan capacity under the Floorplan Line. Included in the $329.2 million available balance under the Floorplan Line is $64.5 million of immediately available funds, resulting from payments made on our floorplan notes payable with excess cash. In addition, the weighted average interest rate on the Floorplan Line was 5.6% and 6.35% as of December 31, 2007 and 2006, respectively. Under the Acquisition Line after considering $18.0 million of outstanding letters of credit, there was $197.0 million available as of December 31, 2007. The Company had $135 million outstanding in Acquisition Line borrowings at December 31, 2007, and no amounts outstanding at December 31, 2006, respectively. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company. As of December 31, 2007, the Company was in compliance with these covenants and was limited to a total of $13.4 million for dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Effective January 17, 2008, the Company amended the Revolving Credit Facility to, among other things, increase the limit on both the senior secured leverage and total leverage ratios, as well as to add a borrowing base calculation that governs the amount of borrowings available under the Acquisition Line.

Ford Motor Company Credit Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2008. After considering the above outstanding balance, the Company had $175.1 million of available floorplan capacity under the FMCC Facility as of December 31, 2007. This facility bears interest at a rate of Prime plus 100 basis points minus certain incentives. As of December 31, 2007 and 2006, the interest rate on the FMCC Facility was 8.33% and 9.25% respectively, before considering the applicable incentives. After considering all incentives received during 2007, the total cost to the Company of borrowings under the FMCC Facility approximates what the cost would be under the floorplan portion of the Credit Facility. The Company is required to maintain a $1.5 million balance in a restricted money market account as additional collateral under the FMCC Facility. This amount is reflected in prepaid expenses and other current assets on the accompanying 2007 and 2006 consolidated balance sheets.

Real Estate Credit Facility

On March 30, 2007, the Company entered into a five-year term real estate credit facility with Bank of America, N.A. (the “Mortgage Facility”), initially providing $75.0 million of financing for real estate expansion. In April 2007, the Company amended the Mortgage Facility expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions. The proceeds of the Mortgage Facility will be used primarily for acquisitions of real property and vehicle dealerships. The facility matures in March 2012. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount. As of December 31, 2007, borrowings under the facility totaled $131.3 million, with $6.7 million recorded as a current maturity. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.

The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company which guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of December 31, 2007, available borrowings from the Mortgage Facility totaled $103.7 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of December 31, 2007, the Company was in compliance with all such covenants.

Effective as of January 16, 2008, the Company entered into an amendment to the Mortgage Facility to increase the senior secured leverage ratio.

Other Credit Facilities

On February 28, 2007, the DaimlerChrysler Facility matured. The facility provided for up to $300.0 million of financing for our entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory. The Company elected not to renew the DaimlerChrysler Facility and used available funds from our Floorplan Line to pay off the outstanding balance on the maturity date. The Company continues to use the Floorplan Line to finance our Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory.

Excluding rental vehicles financed through the Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts between 2007 and 2008. The weighted average interest rate charged as of December 31, 2007 and 2006, was 5.8% and 5.5%, respectively. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

As discussed more fully in Note 2, the Company receives interest assistance from certain automobile manufacturers. The assistance has ranged from approximately 70% to 105% of the Company’s floorplan interest expense over the past three years.

Interest Rate Risk Management Activities

During the year 2007, we entered into eight interest rate swaps with a total notional value of $225.0 million. The hedge instruments are designed to convert floating rate vehicle floorplan payables under the Company’s revolving credit facility to fixed rate debt. One swap, with $50.0 million in notional value, effectively locks in a rate of approximately 5.3%. The remaining seven swaps have a notional value of $25 million each, and effectively lock in interest rates ranging from approximately 4.2% to 5.3%. All of the swaps entered in 2007 expire in the latter half of the year 2012. In December 2005, the Company entered into two interest rate swaps with notional values of $100.0 million each, and in January 2006 entered into an additional interest rate swap with a notional value of $50.0 million. One of the swaps with $100.0 million in notional value effectively fixes a rate of 4.9%, while the second swap, also with $100.0 million in notional value, effectively fixes a rate of 4.8%. The third swap, with $50.0 million in notional value, effectively fixes a rate of 4.7%. All of these hedge instruments expire December 15, 2010. Included in Accumulated Other Comprehensive at December 31, 2007, are unrealized losses, net of income taxes, related to hedges totaling $10.1 million, and at December 31, 2006, net unrealized gains, net of income taxes, relating to hedges totaled $0.8 million. The income statement impact from interest rate hedges was a $1.1 million reduction in interest expense for the year ended December 31, 2007, a $0.5 million reduction in interest for the year ended December 31, 2006, and an insignificant addition to interest expense in 2005. At December 31, 2007, 2006 and 2005, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,
	2007	2006
	(In thousands)

2.25% Convertible Senior Notes due 2036	$281,915	$281,327
8.25% Senior Subordinated Notes due 2013	100,273	135,248
Acquisition line (see Note 8)	135,000	—
Mortgage Facility (see Note 8)	131,317	—
Capital leases and various notes payable, maturing in varying amounts through August 2018 with a weighted average interest rate of 1.4% and 9.2%, respectively	38,593	12,918

	$687,098	$429,493
Less current maturities	12,260	854

	$674,838	$428,639

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

For dilutive earnings per share calculations, we will be required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the Warrants. Since the average price of the Company’s common stock from the date of issuance through December 31, 2007, was less than $59.43, no net shares were issuable under the 2.25% Notes and the Warrants. Although the Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, such shares are excluded from our dilutive shares outstanding as the impact would be anti-dilutive.

On September 1, 2006, the Company registered the 2.25% Notes and the issuance by the Company of the maximum number of shares which may be issued upon the conversion of the 2.25% Notes (4.8 million common shares) on a Form S-3 Registration Statement filed with the Securities and Exchange Commission in accordance with The Securities Act of 1933.

8.25% Senior Subordinated Notes

During August 2003, the Company issued 8.25% senior subordinated notes due 2013 (the “8.25% Notes”) with a face amount of $150.0 million. The 8.25% Notes pay interest semi-annually on February 15 and August 15 each year, beginning February 15, 2004. Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The 8.25% Notes have the following redemption provisions:

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

Group 1 Automotive, Inc. (the parent company) has no independent assets or operations and the 8.25% Notes are jointly, severally, fully, and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company, other than certain foreign subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are wholly-owned subsidiaries of the Company. See Note 17. Additionally, the 8.25% Notes are subject to various financial and other covenants, including restrictions on paying cash dividends and repurchasing shares of its common stock, which must be maintained by the Company. As of December 31, 2007, the Company was in compliance with these covenants and was limited to a total of $13.4 million for dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the time of the issuance of the 8.25% Notes, the Company incurred certain costs, which are included as deferred financing costs in Other Assets on the accompanying consolidated balance sheets. Unamortized deferred financing costs at December 31, 2007 and 2006, totaled $0.4 million and $0.6 million, respectively. The 8.25% Notes are recorded net of unamortized discount of $2.6 million and $4.1 million as of December 31, 2007 and 2006, respectively.

During 2007, the Company repurchased approximately $36.4 million par value of the 8.25% Notes and incurred a loss on redemption of $1.6 million.

Capital Leases

During 2007, the Company sold and leased back two facilities, under long-term leases to parties that were formerly related to the Company, based upon contractual commitments entered into when the parties were related. The Company accounted for these leases as capital leases, resulting in the recognition of $22.1 million of capital lease assets and obligations, which are included in property and equipment and notes payable, respectively. The aggregate sales price of these two transactions was $20.2 million. One of these leases expires in November 2032 and the other expires in 2035. The future minimum lease payments in aggregate for these two leases total $72.1 million as of December 31, 2007.

All Long-Term Debt

Total interest expense on the 2.25% Notes, the 8.25% Notes, and the previously outstanding 10 7/8% senior subordinated notes, for the years ended December 31, 2007, 2006 and 2005, was approximately $18.0 million, $16.2 million and $12.9 million, respectively.

Total interest incurred on various other notes payable, which were included in long-term debt on the accompanying balance sheets, was approximately $6.3 million, $1.2 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $4.5 million of the $6.3 million incurred in 2007 related to the Mortgage Facility.

The Company capitalized approximately $2.0 million, $0.7 million, and $1.3 million of interest on construction projects in 2007, 2006 and 2005, respectively.

The aggregate annual maturities of long-term debt for the next five years are as follows (in thousands):

2008	$12,260
2009	8,892
2010	8,661
2011	8,785
2012	241,817
Thereafter	406,683

10.	STOCK-BASED COMPENSATION PLANS:

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

In March 2007, the Company’s Board of Directors adopted an amendment and restatement of the 1996 Stock Incentive Plan to, among other things, rename the plan as the “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan,” increase the number of shares of common stock available for issuance under the plan from 5.5 million to 6.5 million shares and extend the duration of the plan from March 9, 2014, to March 8, 2017. The 2007 Long Term

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Plan reserves shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards to directors, officers and other employees of the Company and its subsidiaries at the market price at the date of grant. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding awards are exercisable over a period not to exceed ten years and vest over periods ranging from three to eight years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under APB 25 and SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of December 31, 2007, there were 1,817,714 shares available under the 2007 Long Term Incentive Plan for future grants of these awards.

Stock Option Awards

The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly sensitive in the determination of stock-based compensation expense. The weighted average assumptions for the periods indicated are noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company utilizes historical data to estimate option exercise and employee termination behavior within the valuation model; employees with unusual historical exercise behavior are similarly grouped and separately considered for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock option awards have been granted since November 2005.

2005

Risk-free interest rate	5.9%
Expected life of options	6.0 yrs
Expected volatility	42.0%
Expected dividend yield	—
Fair value	$13.84

The following table summarizes the Company’s outstanding stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise Price	Term	Value
				(In thousands)

Options outstanding, December 31, 2006	271,170	$28.10
Grants	—	—
Exercised	(34,725)	22.81
Forfeited	(24,671)	33.52

Options outstanding, December 31, 2007	211,774	$28.33	4.6	$315

Vested or expected to vest at December 31, 2007	196,312	$28.31	4.5	$314

Exercisable at December 30, 2007	180,594	$28.29	4.3	$314

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $0.7 million, $21.7 million and $12.6 million, respectively.

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

A summary of these awards as of December 31, 2007, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2006	380,000	$43.28
Granted	419,561	31.77
Vested	(53,630)	30.83
Forfeited	(25,862)	46.04

Nonvested at December 31, 2007	720,069	37.40

The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was approximately $2.0 million, $1.6 million and $0.5 million, respectively.

Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan previously authorizes the issuance of up to 2.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. As of December 31, 2007, there were 489,396 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During the years ended December 31, 2007, 2006 and 2005, the Company issued 148,675, 119,915 and 189,550 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $9.47, $9.85 and $6.05 during the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

All Stock-Based Payment Arrangements

Total stock-based compensation cost was $5.0 million, $5.1 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total income tax benefit recognized for stock-based

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation arrangements was $1.1 million, $1.0 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $16.7 million of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Cash received from option exercises and Purchase Plan purchases was $5.0 million, $23.7 million and $19.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises, vesting of restricted shares and Purchase Plan purchases totaled $0.2 million, $8.1 million and $4.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented as an operating activity on the Company’s consolidated statements of cash flow. SFAS 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as a financing cash inflow. Consistent with the requirements of SFAS 123(R), the Company classified $0.2 million and $3.7 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the consolidated statement of cash flows for the years ended December 31, 2007 and 2006, respectively. Cash flows from operating activities for the year ended December 31, 2006, compared to the same period ended December 31, 2005, were $2.8 million lower as a result of the lower net income associated with the adoption of FAS 123(R).

The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will use treasury shares if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the plan. With the exception of the changes made to the Purchase Plan discussed above, there were no modifications to the Company’s stock-based compensation plans during the year ended December 31, 2007.

 Pro Forma Net Income

The following table provides pro forma net income and net income per share had the Company applied the fair value method of SFAS No. 123 for the years ended December 31, 2005 (amounts in thousands except per share amounts):

Year Ended
December 31,
2005
(In thousands,
except per share
amounts)

Net income, as reported	$54,231
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	993
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,532

Pro forma net income	$51,692

Earnings per share:
Basic — as reported	$2.27
Basic — pro forma	$2.17
Diluted — as reported	$2.24
Diluted — pro forma	$2.13

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	EMPLOYEE SAVINGS PLANS:

The Company has a deferred compensation plan to provide select employees and members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis. Participants in the plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the plan are unsecured creditors of the Company. The balances due to participants of the deferred compensation plan as of December 31, 2007 and 2006, were $14.0 million and $18.0 million, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

The Company offers a 401(k) plan to all of its employees and provides a matching contribution to those employees that participate. The matching contributions paid by the Company totaled $3.9 million, $3.7 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

12.	EARNINGS PER SHARE:

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net income	$67,952	$88,390	$54,231
Weighted average basic shares outstanding	23,270	24,146	23,866
Dilutive effect of stock options, net of assumed repurchase of treasury stock	69	216	337
Dilutive effect of restricted stock, net of assumed repurchase of treasury stock	67	84	26

Weighted average diluted shares outstanding	23,406	24,446	24,229

Earnings per share:
Basic	$2.92	$3.66	$2.27
Diluted	$2.90	$3.62	$2.24

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.1 million for the years ended December 31, 2007 and 2006, respectively and 0.3 million for the years ended December 31, 2005.

As discussed in Note 9 above, the Company will be required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Convertible Notes and the warrants sold in connection with the Convertible Notes. Since the average price of the Company’s common stock or the year ended December 31, 2007, was less than $59.43, no net shares were issuable under the 2.25% Convertible Notes and the warrants.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	OPERATING LEASES:

The Company leases various facilities and equipment under long-term operating lease agreements. The facility leases typically have a minimum term of fifteen years with options that extend the term up to an additional fifteen years.

Future minimum lease payments for operating leases as of December 31, 2007, are as follows (in thousands):

	Related	Third
Year Ended December 31,	Parties	Parties	Total

2008	$6,730	$47,395	$54,125
2009	6,730	46,632	53,362
2010	6,730	45,546	52,276
2011	6,730	44,112	50,842
2012	6,600	43,189	49,789
Thereafter	25,287	213,043	238,330

Total	$58,807	$439,917	$498,724

Total rent expense under all operating leases was approximately $63.7 million, $69.9 million and $63.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense on related party leases, which is included in the above total rent expense amounts, totaled approximately $15.8 million, $14.6 million and $16.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2005, the Company sold and leased back three facilities, under long-term operating leases to unrelated third parties, for an aggregate sales price of approximately $21.2 million. One of the three leases expires in 2017 and the other two expire in 2020. The future minimum lease payments in aggregate for these three leases total approximately $24.7 million as of December 31, 2007. All these transactions have been accounted for as sale-leasebacks and the future minimum rentals are included in the above table.

Also during 2005, the Company entered into the following related-party real estate transactions with various entities, some of the partners of which were among the management of several of the Company’s dealership operations at the time, on terms comparable to those in recent transactions between the Company and unrelated third parties and that the Company believes represent fair market value:

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

In Stratham, New Hampshire, the Company assigned its right to buy dealership land and facilities associated with its acquisition of a BMW franchise. The assignee purchased the dealership facility and related real estate at appraised value and entered into a 15-year lease with the Company. The lease has three five-year renewal options, exercisable at the Company’s sole discretion. Future minimum lease payments total approximately $4.2 million over the initial lease term.

In Amarillo, Texas, the Company sold for $2.2 million and leased back a dealership facility housing Lincoln and Mercury franchises. The lease has a 15-year initial term, three five-year renewal options, exercisable at the Company’s sole discretion, and future minimum lease payments of approximately $2.4 million over the initial lease term.

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

In Oklahoma City, Oklahoma, the Company entered into a lease for undeveloped land with an entity in which Robert E. Howard II, a former director of the Company, is majority partner, upon which the Company constructed a new dealership facility for its Toyota franchise. The original land lease had a 15-year initial term, and three five-year renewal options. In September 2007, the Company completed construction of the dealership facility and entered into a sale-lease back agreement with the land owner. The Company determined the lease to qualify for capital lease treatment. See Note 9 for further discussion.

In Freeport (Long Island), New York, the Company completed construction of a new stand-alone BMW service center. This facility was constructed on land already under lease. The lease has a 15-year term with three five-year renewal options exercisable at the Company’s sole discretion. The lease term commenced upon the execution of the land lease in August 2004. Prior to completion of construction, the Company reimbursed the lessor approximately $1.1 million of interest and other related land carrying costs. Upon completion of construction the facility was sold to, and leased back from, the landowner at the Company’s cost of construction of approximately $5.3 million. This sale was treated as a sale-leaseback for accounting purposes. The Company’s future minimum lease payment obligation under this lease is approximately $11.3 million.

14.	INCOME TAXES:

Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Domestic	$103,590	$139,348	$108,407
Foreign	2,433	—	—

Total income before income taxes	$106,023	$139,348	$108,407

Federal and state income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Federal — Current	$18,059	$29,194	$32,143
Deferred	16,810	19,592	3,060
State — Current	1,537	1,689	2,123
Deferred	1,125	483	812
Foreign — Current	332	—	—
Deferred	208	—	—

Provision for income taxes	$38,071	$50,958	$38,138

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 2007, 2006 and 2005 to income before income taxes as follows:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Provision at the statutory rate	$36,257	$48,772	$37,943
Increase (decrease) resulting from — State income tax, net of benefit for federal deduction	2,254	3,023	2,313
Foreign income taxes	540	—	—
Revisions to prior estimates	—	—	(1,908)
Employment credits	(329)	(1,194)	—
Changes in valuation allowances	(465)	(1,227)	(221)
Stock-based compensation	317	790	—
Other	(503)	794	11

Provision for income taxes	$38,071	$50,958	$38,138

During 2007, certain expenses for stock-based compensation recorded in accordance with SFAS 123(R) were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pre-tax income from taxable state jurisdictions affected state tax expenses. The Company also received a benefit from certain tax deductible goodwill relating to dealership dispositions. As a result of these items, and the impact of the items occurring in 2006 discussed below, the effective tax rate for the period ended December 31, 2007 decreased to 35.9%, as compared 36.6% for the period ended December 31, 2006.

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

During 2005, adjustments were made to deferred tax items for certain assets and liabilities. As a result of these items, and the impact of the items occurring in 2004 including the impact of non-deductible goodwill impairment charge relating to dealerships in Atlanta, the effective tax rate for 2005 decreased to 35.2%, as compared to 42.1% for 2004.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2007	2006
	(In thousands)

Convertible note hedge	$39,083	$42,151
Loss reserves and accruals	24,868	23,275
Goodwill and intangible franchise rights	(64,294)	(46,063)
Depreciation expense	(3,145)	(3,729)
State net operating loss (NOL) carryforwards	8,318	6,548
Reinsurance operations	(735)	(1,179)
Interest rate swaps	6,070	(478)
Other	(17)	(1,203)

Deferred tax asset	10,148	19,322
Valuation allowance on state NOL’s	(6,237)	(4,933)

Net deferred tax asset	$3,911	$14,389

As of December 31, 2007, the Company had state net operating loss carryforwards of $127.0 million that will expire between 2008 and 2028; however, as the Company expects that net income will not be sufficient to realize these net operating losses in certain state jurisdictions, a valuation allowance has been established.

The net deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets —
Current	$19,660	$19,462
Long-term	61,567	57,104
Deferred tax liabilities —
Current	(1,373)	(2,286)
Long-term	(75,943)	(59,891)

Net deferred tax asset	$3,911	$14,389

The long-term deferred tax asset of $61.6 million includes $0.3 million related to long-term foreign deferred tax assets that are presented in other assets on the Consolidated Balance Sheet. The Company believes it is more likely than not, that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income.

The Company acquired 3 dealerships with 6 franchises in the United Kingdom in March 2007. The Company has not provided for U.S. deferred taxes on approximately $2.4 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries as the Company has taken the position under APB 23, that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, the Company adopted FIN 48. No cumulative adjustment was required to effect the adoption of FIN 48.

The Company is subject to income tax in U.S. federal and numerous state jurisdictions. In addition, the Company acquired dealerships in the United Kingdom during 2007. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2003.

A reconciliation of the Company’s unrecognized tax benefits in 2007 is as follows (amounts in thousands):

Balance at January 1, 2007	$592
Additions for current year tax positions	—
Additions based on tax positions in prior years	—
Reductions for tax positions in prior years	—
Settlement with tax authorities	—
Reductions due to lapse of statutes of limitations	—

Balance at December 31, 2007	$592

All of the Company’s unrecognized tax benefits could potentially be recognized in the next 12 months based on resolution with the relevant tax authorities. To the extent that any such tax benefits are recognized, they would impact the effective tax rate.

Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2007 and 2006, the Company recognized interest of approximately $52 thousand and $30 thousand, respectively. The Company had approximately $82 thousand and $30 thousand of interest accrued at December 31, 2007 and 2006, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as, claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge us back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to our right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of litigation are included in Selling, General and Administrative Expenses in the Company’s Consolidated Statement of Operations.

Through relationships with insurance companies, our dealerships sold credit insurance policies to our vehicle customers and received payments for these services. Recently, allegations have been made against insurance companies with which we do business that they did not have adequate monitoring processes in place and, as a result, failed to remit to credit insurance policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of our dealerships have received notice from insurance companies advising us that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. As of December 31, 2007, the Company has paid out in the aggregate $1.5 million to settle its contractual obligations with two insurance companies. The commissions received on sale of credit insurance products is deferred and recognized as revenue over the life of the policies, in accordance with

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 60. As such, a portion of this pay-out was offset against deferred revenue, while the remainder was recognized as a finance and insurance chargeback expense in 2007.

Notwithstanding the foregoing, we are not a party to any legal proceedings, including class action lawsuits to which we are a party that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $27.7 million at December 31, 2007. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

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

17.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following tables include condensed consolidating financial information as of December 31, 2007, and for the year then ended for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Eliminations	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,749	$—	$—	$33,167	$582
Accounts and other receivables, net	277,088	—	—	271,834	5,254
Inventories	899,792	—	—	881,020	18,772
Deferred and other current assets	49,455	—	—	36,501	12,954

Total current assets	1,260,084	—	—	1,222,522	37,562
PROPERTY AND EQUIPMENT, net	429,238	—	—	401,163	28,075
GOODWILL AND OTHER INTANGIBLES	787,245	—	—	778,793	8,452
INVESTMENT IN SUBSIDIARIES	—	(781,792)	781,792	—	—
OTHER ASSETS	28,730	—	2,884	4,854	20,992

Total assets	$2,505,297	$(781,792)	$784,676	$2,407,332	$95,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$670,820	$—	$—	$670,820	$—
Floorplan notes payable — manufacturer affiliates	170,911	—	—	162,219	8,692
Current maturities of long-term debt	12,260	—	—	8,000	4,260
Accounts payable	113,589	—	—	101,390	12,199
Intercompany Accounts Payable	—	—	100,195	(100,195)	—
Accrued expenses	101,951	—	—	100,697	1,254

Total current liabilities	1,069,531	—	100,195	942,931	26,405
LONG TERM DEBT, net of current maturities	674,838	—	—	674,567	271
LIABILITIES FROM INTEREST RISK MANAGEMENT ACTIVITIES	16,188	—	—	16,188	—
DEFERRED AND OTHER LIABILITIES	43,728	—	—	41,829	1,899
DEFERRED REVENUES	16,531	—	—	2,098	14,433

Total liabilities	1,820,816	—	100,195	1,677,613	43,008
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	684,481	(781,792)	684,481	729,719	52,073

Total liabilities and stockholders’ equity	$2,505,297	$(781,792)	$784,676	$2,407,332	$95,081

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2007
(In thousands)

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Eliminations	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenue	$6,392,997	$—	$—	$6,218,869	$174,128
Cost of Sales	5,396,618	—	—	5,245,521	151,097

Gross Profit	996,379	—	—	973,348	23,031
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	778,061	—	1,345	759,428	17,288
DEPRECIATION AND AMORTIZATION EXPENSE	20,897	—	—	19,548	1,349
ASSET IMPAIRMENTS	16,784	—	—	16,784	—

INCOME (LOSS) FROM OPERATIONS	180,637	—	(1,345)	177,588	4,394
OTHER INCOME (EXPENSE)
Floorplan interest expense	(48,117)	—	—	(47,302)	(815)
Other interest expense, net	(25,471)	—	—	(25,091)	(380)
Other income (expense), net	(1,026)	—	—	(1,055)	29
Equity in Earnings of Subsidiaries	—	(69,297)	69,297	—	—

INCOME BEFORE INCOME TAXES	106,023	(69,297)	67,952	104,140	3,228
PROVISION FOR INCOME TAXES	38,071	—	—	37,251	820

NET INCOME	$67,952	$(69,297)	$67,952	$66,889	$2,408

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
December 31, 2007

				Non-
	Total	Group 1	Guarantor	Guarantor
	Company	Automotive	Subsidiaries	Subsidiaries
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3,772	$(1,345)	$(7,565)	$12,682

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(146,697)	—	(146,522)	(175)
Cash paid in acquisitions, net of cash received	(281,834)	—	(232,417)	(49,417)
Proceeds from sales of franchises	10,192	—	10,192	—
Proceeds from sales of property and equipment	22,516	—	22,516	—
Other	2,658	—	2,800	(142)

Net cash used in investing activities	(393,165)	—	(343,431)	(49,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	5,599,770	—	5,599,770	—
Repayments on credit facility — Floorplan Line	(5,366,236)	—	(5,366,236)	—
Borrowings on credit facility — Acquisition Line	170,000	—	170,000	—
Repayments on credit facility — Acquisition Line	(35,000)	—	(35,000)	—
Repayments on other facilities for divestitures	(2,498)	—	(2,498)	—
Principal payments of long-term debt	(4,228)	—	(3,556)	(672)
Borrowings on mortgage facility	133,684	—	133,684	—
Repurchase of senior subordinated notes	(36,865)	(36,865)	—	—
Debt issue costs	(3,630)	—	(3,630)	—
Proceeds from issuance of common stock to benefit plans	5,038	5,038	—	—
Excess tax benefits from stock-based compensation	150	—	150	—
Repurchases of common stock, amounts based on settlement date	(63,039)	(63,039)	—	—
Borrowings/repayments with subsidiaries	—	93,791	(93,791)	—
Investment in subsidiaries	—	(79,132)	41,148	37,984
Distributions to parent	—	94,836	(94,836)	—
Dividends paid	(13,284)	(13,284)	—	—

Net cash provided by financing activities	383,862	1,345	345,205	37,312

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33)	—	—	(33)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,564)	—	(5,791)	227
CASH AND CASH EQUIVALENTS, beginning of period	39,313	—	38,958	355

CASH AND CASH EQUIVALENTS, end of period	$33,749	$—	$33,167	$582

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarter
Year Ended December 31,	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)

2007
Total revenues	$1,522,738	$1,679,589	$1,661,305	$1,529,365	$6,392,997
Gross profit	247,157	257,974	257,255	233,993	996,379
Net income	17,447	24,216	20,816	5,473	67,952
Basic earnings per share	0.73	1.02	0.90	0.24	2.92
Diluted earnings per share	0.72	1.01	0.90	0.24	2.90
2006
Total revenues	$1,417,566	$1,557,046	$1,601,812	$1,507,060	$6,083,484
Gross profit	236,825	243,662	249,848	234,465	964,800
Net income	22,311	24,872	26,420	14,787	88,390
Basic earnings per share	0.93	1.01	1.11	0.62	3.66
Diluted earnings per share	0.91	1.00	1.10	0.61	3.62

During the fourth quarter of 2007, the Company incurred charges of $9.2 million related to the impairment of certain intangible franchise rights, and $6.9 million related to the impairment of certain fixed assets. See Note 5.

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

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)

Exhibit
Number			Description

4.14		—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15		—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1		—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)
10	.2†	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent
10.3		—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007
10.4		—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10	.5†	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders
10	.6†	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders
10.7		—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.8		—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.9		—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.10		—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.11		—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.14		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit
Number			Description

10.15		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.16		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.17		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.18		—	Lease Agreement between Howard Pontiac GMC and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.19		—	Lease Agreement between Bob Howard Motors and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.20		—	Lease Agreement between Bob Howard Chevrolet and Robert E. Howard II (Incorporated by reference to Exhibit 10.9 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.21		—	Lease Agreement between Bob Howard Automotive-East, Inc. and REHCO East, L.L.C. (Incorporated by reference to Exhibit 10.37 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.22		—	Lease Agreement between Howard-H, Inc. and REHCO, L.L.C. (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.23		—	Lease Agreement between Howard Pontiac-GMC, Inc. and North Broadway Real Estate Limited Liability Company (Incorporated by reference to Exhibit 10.10 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
10.24		—	Lease Agreement between Bob Howard Motors, Inc. and REHCO, L.L.C., (Incorporated by reference to Exhibit 10.54 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2005)
10	.25*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.26*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.22 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
10	.27*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2008
10	.28*†	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008
10	.29*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)
10	.30*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.31*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.32*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.33*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

Exhibit
Number			Description

10	.34*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.35*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.36*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.37*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.38*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.39*†	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007
10	.40*†	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg
10	.41*	—	Employment Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.42*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.43*†	—	First Amendment to the Employment Agreement dated effective as of June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel, effective as of November 8, 2007
10	.44*	—	Employment Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.45*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.46*†	—	First Amendment to the Employment Agreement dated effective as of December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman, effective as of November 8, 2007
10	.47*†	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated December 31, 2006, between Group 1 Automotive, Inc. and Randy L. Callison
10	.48*†	—	First Amendment to the Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated effective as of December 31, 2006 between Group 1 Automotive, Inc. and Randy L. Callison, effective as of November 8, 2007
10	.49*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 12 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
14.1		—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc. dated November 6, 2006 (Incorporated by reference to Exhibit 14.1 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
21	.1†	—	Group 1 Automotive, Inc. 2007 Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP

Exhibit
Number			Description

31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith