Form 10-Q
period 2008-03-31
GROUP 1 AUTOMOTIVE INC
filed 2008-05-07
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13461
Group 1 Automotive, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0506313 (I.R.S. Employer Identification No.)
800 Gessner, Suite 500
Houston, Texas 77024
(Address of principal executive offices) (Zip Code)
(713) 647-5700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 2, 2008, the registrant had 23,186,919 shares of common stock, par value $0.01, outstanding.

     Part I. Financial Information
     Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,379	$33,749
Contracts-in-transit and vehicle receivables, net	154,861	193,401
Accounts and notes receivable, net	81,865	83,687
Inventories	987,515	899,792
Deferred income taxes	18,906	18,287
Prepaid expenses and other current assets	18,734	31,168

Total current assets	1,282,260	1,260,084

PROPERTY AND EQUIPMENT, net	504,506	429,238
GOODWILL	487,071	486,775
INTANGIBLE FRANCHISE RIGHTS	300,467	300,470
OTHER ASSETS	27,665	28,730

Total assets	$2,601,969	$2,505,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$779,354	$670,820
Floorplan notes payable — manufacturer affiliates	156,057	170,911
Current maturities of long-term debt	15,200	12,260
Accounts payable	109,608	113,589
Accrued expenses	104,980	101,951

Total current liabilities	1,165,199	1,069,531

LONG-TERM DEBT, net of current maturities	656,425	674,838
DEFERRED INCOME TAXES	12,504	14,711
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	33,416	16,188
OTHER LIABILITIES	29,732	29,017

Total liabilities before deferred revenues	1,897,276	1,804,285

DEFERRED REVENUES	15,120	16,531
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,552 and 25,532 issued, respectively	256	255
Additional paid-in capital	293,531	293,675
Retained earnings	515,907	502,783
Accumulated other comprehensive income (loss)	(20,310)	(9,560)
Treasury stock, at cost; 2,361 and 2,427 shares, respectively	(99,811)	(102,672)

Total stockholders’ equity	689,573	684,481

Total liabilities and stockholders’ equity	$2,601,969	$2,505,297

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
REVENUES:
New vehicle retail sales	$902,041	$932,094
Used vehicle retail sales	311,568	289,714
Used vehicle wholesale sales	68,614	74,644
Parts and service sales	193,555	175,839
Finance, insurance and other, net	53,667	50,447

Total revenues	1,529,445	1,522,738

COST OF SALES:
New vehicle retail sales	844,019	867,614
Used vehicle retail sales	277,054	252,941
Used vehicle wholesale sales	68,691	73,475
Parts and service sales	87,534	81,551

Total cost of sales	1,277,298	1,275,581

GROSS PROFIT	252,147	247,157
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	199,796	198,163
DEPRECIATION AND AMORTIZATION EXPENSE	5,927	4,848

INCOME FROM OPERATIONS	46,424	44,146

OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(12,290)	(12,238)
Other interest expense, net	(8,395)	(5,207)
Gain on redemption of senior subordinated notes	409	—
Other income, net	350	95

INCOME BEFORE INCOME TAXES	26,498	26,796
PROVISION FOR INCOME TAXES	10,122	9,349

NET INCOME	$16,376	$17,447

EARNINGS PER SHARE:
Basic	$0.73	$0.73
Diluted	$0.73	$0.72

CASH DIVIDENDS PER COMMON SHARE	$0.14	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22,409	23,895
Diluted	22,548	24,081
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$16,376	$17,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,927	4,848
Other	6,135	8,303
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	38,555	6,843
Accounts and notes receivable	1,858	(593)
Inventories	(87,648)	17,572
Prepaid expenses and other assets	12,561	4,624
Floorplan notes payable — manufacturer affiliates	(14,829)	(150,688)
Accounts payable and accrued expenses	(357)	8,805
Deferred revenues	(1,411)	(1,310)

Net cash used in operating activities	(22,833)	(84,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,249)	(22,882)
Proceeds from sales of franchises, property and equipment	11,101	6,693
Cash paid in acquisitions, net of cash received	—	(107,839)
Other	(12)	2,452

Net cash used in investing activities	(73,160)	(121,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	1,591,277	1,336,124
Repayments on credit facility — Floorplan Line	(1,482,743)	(1,185,823)
Repayments on credit facility — Acquisition Line	(70,000)	—
Borrowings on mortgage facility	47,776	—
Borrowings of long-term debt	18,600	63,650
Repurchase of senior subordinated notes	(17,762)	—
Dividends paid	(3,252)	(3,398)
Principal payments on mortgage facility	(1,564)	—
Proceeds from issuance of common stock to benefit plans	1,068	1,549
Principal payments of long-term debt	(397)	(212)
Debt issue costs	(365)	(3,041)
Excess tax benefits from stock-based compensation	30	87
Repayments on other facilities for divestitures	—	(2,498)
Repurchases of common stock, amounts based on settlement date	—	(3,003)

Net cash provided by financing activities	82,668	203,435

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(45)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,370)	(2,290)
CASH AND CASH EQUIVALENTS, beginning of period	33,749	39,313

CASH AND CASH EQUIVALENTS, end of period	$20,379	$37,023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$22,965	$22,151
Income tax expenses, net of (refunds) received	$(102)	$—
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains on
	Common Stock		Paid-in	Retained	on Interest	on Marketable	Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
BALANCE, December 31, 2007	25,532	$255	$293,675	$502,783	$(10,118)	$(76)	$634	$(102,672)	$684,481

Comprehensive income:
Net income	—	—	—	16,376	—	—	—	—	16,376
Interest rate swap adjustment, net of tax benefit of $6,460	—	—	—	—	(10,767)	—	—	—	(10,767)
Gain on investments, net of taxes of $43	—	—	—	—	—	71	—	—	71
Unrealized loss on currency translation	—	—	—	—	—	—	(54)		(54)
Total comprehensive income									5,626
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Issuance of common and treasury shares to employee benefit plans	(68)	(1)	(2,914)	—	—	—	—	2,861	(54)

Proceeds from sales of common stock under employee benefit plans	53	1	1,067	—	—	—	—	—	1,068
Issuance of restricted stock	51	1	(1)	—	—	—	—	—	0
Forfeiture of restricted stock	(16)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,677	—	—	—	—	—	1,677
Tax benefit from options exercised and the vesting of restricted shares	—	—	27	—	—	—	—	—	27
Cash dividends	—	—	—	(3,252)	—	—	—	—	(3,252)

BALANCE, March 31, 2008	25,552	$256	$293,531	$515,907	$(20,885)	$(5)	$580	$(99,811)	$689,573

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND ORGANIZATION:
     Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, South Carolina and Texas in the United States and in the towns of Brighton, Hailsham and Worthing in the United Kingdom (U.K.). Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, and sell vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”
     As of March 31, 2008, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (50 dealerships in Kansas, New Mexico, Oklahoma and Texas), and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer who are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, the Company’s international operations consist of three dealerships in the U.K. also managed locally with direct reporting responsibilities to the Company’s corporate management team.
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
     Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the financial statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Income Taxes
     Currently, the Company operates in 15 states in the U.S. and three cities in the U.K. Each of these tax jurisdictions has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
     The effective income tax rate of 38.2% of pretax income for the three months ended March 31, 2008, differed from the federal statutory rate of 35% due primarily to the taxes provided for the taxable state jurisdictions in which the Company operates. The effective income tax rate for the three months ended March 31, 2008, differed from the Company’s effective income tax rate of 34.9% for the three months ended March 31, 2007, due primarily to the benefit received from tax-deductible goodwill for 2007 dealership dispositions and changes in the mix of our pretax income from the taxable state jurisdictions in which we operate.
     The Company’s option grants include options that qualify as incentive stock options for income tax purposes. The treatment of the potential tax deduction, if any, related to incentive stock options may cause variability in the Company’s effective tax rate in future periods. In the period in which compensation cost related to incentive stock options is recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), a corresponding tax benefit is not recorded, as based on the design of these incentive stock options, the Company is not expected to receive a tax deduction related to such incentive stock options when exercised. However, if upon exercise the incentive stock options fail to continue to meet the qualifications for treatment as incentive stock options, the Company may be eligible for certain tax deductions in subsequent periods. In those cases, the Company would record a tax benefit for the lower of the actual income tax deduction or the amount of the corresponding cumulative stock compensation cost recorded in the financial statements for the particular options multiplied by the statutory tax rate.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements (See Note 5 for additional information). No cumulative adjustment was required to effect the adoption of FIN 48.
     Foreign Currency Translation
     The functional currency for our foreign subsidiaries is the Pound Sterling. The financial statements of all our foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.
     Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s results of operations or financial position. See Note 8 for the application of SFAS 157 and further details regarding fair value measurement of the Company’s financial assets and liabilities as of March 31, 2008.
     In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for non-financial assets and liabilities. At this time, the Company is evaluating, but has not yet determined, the impact that the adoption of SFAS No. 157 for non-financial assets and financial liabilities will have on its financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use a fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. The Company adopted SFAS 159 effective January 1, 2008, and elected not to measure any of its currently eligible financial assets and liabilities at fair value.
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. The more significant changes in the accounting for acquisitions which could impact the Company are:
•	certain transactions cost, which are presently treated as cost of the acquisition, will be expensed;

•	restructuring costs associated with a business combination, which are presently capitalized, will be expensed subsequent to the acquisition date;

•	contingencies, including contingent consideration, which are presently accounted for as an adjustment of purchase price, will be recorded at fair value with subsequent adjustments recognized in operations; and

•	valuation allowances on acquired deferred tax assets, which are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, will be recognized up front and in operations.
SFAS 141 (R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS 141 (R) amends SFAS No. 109, “Accounting for Income Taxes”, to require adjustments made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The Company is currently assessing the impact of SFAS No. 141 (R) on its business and has not yet determined the impact on its consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires disclosures of the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and disclosure of the affects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The statement encourages but does not require comparative disclosures for earlier periods at initial application. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that the adoption of this statement will have on the disclosures contained within its consolidated financial statements.
     Also, in March 2008, the FASB reaffirmed various aspects of its exposure draft of a proposed FSP on Opinion 14 (“FSP APB 14-a”). While not yet finalized, the opinion is expected to be issued in May 2008. FSP APB 14-a will change the accounting for certain convertible debt instruments, including the Company’s 2.25% Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the Company’s 2.25% Convertible Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on the Company’s balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. FSP APB 14-a will be effective for fiscal years beginning after December 15, 2008, will not permit early application and will be applied retrospectively to all periods presented. The Company continues to evaluate the impact that the adoption of FSP APB 14-a will have on its financial position and results of operations, pending final release of the opinion.
3. STOCK-BASED COMPENSATION
     The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended and 1998 Employee Stock Purchase Plan, as amended.
     2007 Long Term Incentive Plan
     In March 2007, the Company’s Board of Directors adopted an amendment and restatement of the 1996 Stock Incentive Plan to, among other things, rename the plan as the “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan,” (the “Incentive Plan”) increase the number of shares of common stock available for issuance under the plan from 5.5 million to 6.5 million shares and extend the duration of the plan from March 9, 2014, to March 8, 2017. The Incentive Plan reserves shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards to directors, officers and other employees of the Company and its subsidiaries at the market price at the date of grant. As of March 31, 2008, there were 1,795,570 shares available under the Incentive Plan for future grants of these awards.
     Stock Option Awards
     The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company has not issued stock option awards since November 2005. The following summary presents information regarding outstanding options as of March 31, 2008, and the changes during the three months then ended:

		Weighted Average
	Shares Under	Exercise Price
	Option	Per Share
Outstanding December 31, 2007	211,774	$28.33
Grants	—	—
Exercised	—	—
Canceled	(12,830)	28.20

Outstanding March 31, 2008	198,944	$28.34

Vested or expected to vest at March 31, 2008	193,912	$28.30

Exercisable at March 31, 2008	174,264	$28.31

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of these awards as of March 31, 2008, and the changes during the three months then ended, is as follows:

		Weighted
		Average
		Grant Date
	Awards	Fair Value
Nonvested at December 31, 2007	720,069	$37.40
Granted	51,374	23.30
Vested	(15,409)	35.28
Forfeited	(16,400)	39.35

Nonvested at March 31, 2008	739,634	36.42

     Employee Stock Purchase Plan
     In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. As of March 31, 2008, there were 436,067 shares remaining in reserve for future issuance under the Purchase Plan. During the three months ended March 31, 2008 and 2007, the Company issued 53,329 and 34,976 shares, respectively, of common stock to employees participating in the Purchase Plan.
     All Stock-Based Payment Arrangements
     Total stock-based compensation cost was $1.7 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.4 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.
     Cash received from restricted stock awards vested and Purchase Plan purchases was $1.1 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises and Purchase Plan purchases totaled less than $0.1 million for the three months ended March 31, 2008 and totaled $0.2 million of the same period in 2007.
4. EARNINGS PER SHARE:
     Basic earnings per share is computed by dividing net income by the weighted average shares outstanding (excluding dilutive securities). Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Net income	$16,376	$17,447
Weighted average basic shares outstanding	22,409	23,895
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	139	186

Weighted average diluted shares outstanding	22,548	24,081

Earnings per share:
Basic	$0.73	$0.73
Diluted	$0.73	$0.72

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was 0.1 million and 0.2 million for the three months ended March 31, 2008 and 2007, respectively.
     The Company will be required to include the dilutive effect, if applicable, of the net shares issuable under its 2.25% Convertible Notes and the warrants sold in connection with the Convertible Notes. Since the average price of the Company’s common stock for the three months ended March 31, 2008, was less than $59.43, no net shares were issuable under the Convertible Notes or the warrants.
5. INCOME TAXES:
     As discussed in Note 2, the Company adopted FIN 48 on January 1, 2007. No cumulative adjustment was required to effect the adoption of FIN 48. As of March 31, 2008, approximately $0.4 million of tax benefits, including $0.1 million of interest, remained unrecognized. The Company recognized $0.3 million of tax benefits during the three months ended March 31, 2008, that were unrecognized as of December 31, 2007, based on the expiration of the relevant statute of limitations. All of the tax benefits unrecognized as of March 31, 2008, could potentially be recognized in the next 12 months based upon resolution with the relevant tax authorities.
     The Company is subject to U.S. federal income tax, as well as income tax in multiple state jurisdictions. In addition, the Company is subject to income tax in the United Kingdom, as a result of its dealership acquisitions in March 2007. Taxable years 2003 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
     Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
6. CREDIT FACILITIES:
     Effective March 19, 2007, the Company entered into an amended and restated five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $300 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million Real Estate Credit Facility (the “Mortgage Facility”) for financing of real estate expansion, as well as, arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable – credit facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable – manufacturer affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying balance sheets as current liabilities.
     Revolving Credit Facility
     The Company’s amended Revolving Credit Facility provides a total borrowing capacity of $1.35 billion which matures in March 2012. The Company can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be redesignated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line. The first $37.5 million of available funds carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.35% to 0.50% per annum, depending on the Company’s leverage ratio.
     As of March 31, 2008, after considering outstanding balances, the Company had $220.6 million of available floorplan capacity under the Floorplan Line. Included in the $220.6 million available balance under the Floorplan Line is $52.3 million of immediately available funds. In addition, the weighted average interest rate on the Floorplan Line was 3.6% as of March 31, 2008. Under the Acquisition Line, the Company had $65.0 million outstanding in Acquisition Line borrowings at March 31, 2008. After considering $18.0 million of outstanding letters of credit, there was $267.0 million available as of March 31, 2008. The weighted average interest rate on the Acquisition Line was 4.7% as of March 31, 2008. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.
     All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company. As of March 31, 2008, the Company was in compliance with these covenants. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

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
     Ford Motor Credit Company Facility
     The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2008. The Company expects to renew the FMCC Facility upon its maturity. As of March 31, 2008, the Company had an outstanding balance of $117.9 million with an available floorplan capacity of $182.1 million. This facility bears interest at a rate of Prime plus 100 basis points minus certain incentives. As of March 31, 2008, the interest rate on the FMCC Facility was 6.7%, before considering the applicable incentives. After considering all incentives received during 2008, the total cost to the Company of borrowings under the FMCC Facility approximates what the cost would be under the floorplan portion of the Revolving Credit Facility. The Company is required to maintain a $1.5 million balance in a restricted money market account as additional collateral under the FMCC Facility. This amount is reflected in prepaid expenses and other current assets on the accompanying 2008 and 2007 consolidated balance sheets.
     Real Estate Credit Facility
     The Company’s Amended Real Estate Credit Facility (the “Mortgage Facility”) is a five-year term real estate credit facility with Bank of America, N.A. which matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and syndicated with nine financial institutions. The proceeds of the Mortgage Facility are used primarily for acquisitions of real property and vehicle dealerships. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. As of March 31, 2008, borrowings under the facility totaled $177.5 million, with $9.1 million recorded as a current maturity. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.
     The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company which guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of March 31, 2008, available borrowings from the Mortgage Facility totaled $57.5 million.
     The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of March 31, 2008, the Company was in compliance with all such covenants. Effective as of January 16, 2008, the Company entered into an amendment to the Mortgage Facility to increase the senior secured leverage ratio.
     Other Credit Facilities
     Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2008. The weighted average interest rate charged as of March 31, 2008, was 5.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Interest Rate Risk Management Activities
     The periodic interest rates of the Revolving Credit Facility and the Mortgage Facility are indexed to LIBOR rates plus an associated company credit risk rate. In order to stabilize earnings exposure related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over the same terms as the Revolving Credit Facility and the Mortgage Facility.
     The Company accounts for these derivatives under SFAS 133, which establishes accounting and reporting standards for derivative instruments. The Company reflects the current fair value of all derivatives on its consolidated balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of the Company’s interest rate hedges are designated as cash flow hedges.
     During the three months ended March 31, 2008, the Company entered into an interest rate swap that expires in March 2012, with a $25.0 million notional value, effectively locking in a rate of 3.1%. During 2007, the Company entered into eight interest rate swaps with a total notional value of $225.0 million. All of the swaps entered in 2007 expire in the latter half of the year 2012. In December 2005, the Company entered into two interest rate swaps with notional values of $100.0 million each, and in January 2006 entered into an additional interest rate swap with a notional value of $50.0 million. These three hedge instruments expire December 2010. As of March 31, 2008, the Company held interest rate swaps of $500.0 million in notional value with an overall weighted average fixed interest rate of 4.8%. At March 31, 2008, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. Included in Accumulated Other Comprehensive Income at March 31, 2008 and 2007, are unrealized losses, net of income taxes, totaling $20.9 million and unrealized gains, net of income taxes, totaling $24 thousand, respectively, related to these hedges. The income statement impact from interest rate hedges was a $1.3 million increase in interest expense for the three months ended March 31, 2008, and $0.3 million reduction to our interest expense for the three months ended March 31, 2007. However, our overall total floorplan interest expense remained constant at approximately $12.3 million for the three month periods ended March 31, 2008 and 2007.
7. PROPERTY AND EQUIPMENT:
     The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	March 31,	December 31,
	in Years	2008	2007
		(In thousands)
Land	—	$178,591	$137,344
Buildings	30 to 40	198,003	168,763
Leasehold improvements	7 to 15	60,906	60,989
Machinery and equipment	7 to 20	61,703	58,681
Furniture and fixtures	3 to 10	63,961	63,393
Company vehicles	3 to 5	11,837	11,670
Construction in progress		36,908	30,558

Total		611,909	531,398
Less accumulated depreciation and amortization		107,403	102,160

Property and equipment, net		$504,506	$429,238

     During the three months ended March 31, 2008, the Company incurred $84.3 million of capital expenditures, including $44.1 million for land, $28.3 million for existing buildings and $11.3 million for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. The Company financed the $72.4 million of real estate purchased during the first quarter of 2008 by drawing an additional $47.8 million against its Mortgage Facility, based upon the applicable loan to value ratio, and through the execution of additional long-term notes payable of $18.6 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. FAIR VALUE MEASUREMENTS:
     SFAS 157, which the Company prospectively adopted effective January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2 — quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

•	Level 3 — unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of SFAS 157. The Company identified investments in marketable securities and debt instruments and interest rate financial derivative instruments as having met such criteria.
     Marketable Securities and Debt Instruments
     The Company accounts for its investments in marketable securities and debt instruments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments (as amended),” which established standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. Accordingly, the Company designates these investments as available-for-sale, measures them at fair value and classifies them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions.
     The Company maintains multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. Government securities, commercial paper and bankers acceptances, that have maturities of less than three months. The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the SFAS 157 hierarchy framework.
     Also within those trust accounts, the Company holds investments in debt instruments, such as government obligations and other fixed income securities. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the SFAS 157 hierarchy framework.
     Interest Rate Derivative Instruments
     As described in Note 6 to the Consolidated Financial Statements, the Company utilizes an interest rate hedging strategy in order to stabilize earnings exposure related to fluctuations in interest rates. The Company measures its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the SFAS 157 hierarchy framework.
     The fair value of our short-term investments, debt securities and interest rate derivative instruments for the three months ended March 31, 2008, were as follows:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Short-term investments	$2,232	$—	$—	$2,232
Debt securities	—	9,256	—	9,256

Total	$2,232	$9,256	$—	$11,488

Liabilities
Interest rate derivative financial instruments	$—	$(33,416)	$—	$(33,416)

9. COMMITMENTS AND CONTINGENCIES:
     Legal Proceedings
     From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as, claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of litigation are included in Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations.
     Through relationships with insurance companies, the Company’s dealerships sold credit insurance policies to its vehicle customers and received payments for these services. Recently, allegations have been made against insurance companies with which the Company does business that they did not have adequate monitoring processes in place and, as a result, failed to remit to policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of the Company’s dealerships have received notice from insurance companies advising that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. The commissions received on sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with SFAS No. 60 “Accounting and Reporting by Insurance Enterprises.” As such, a portion of any payout would be offset against deferred revenue, while the remainder would be recognized as a finance and insurance chargeback expense. We anticipate paying some amount of claims in the future, though, the exact amounts cannot be determined with any certainty at this time.
     Notwithstanding the foregoing, we are not party to any legal proceedings, including class action lawsuits to which we are a party that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
     Other Matters
     The Company, acting through its subsidiaries, is the lessee under a number of real estate leases that provide for the use by the Company’s subsidiaries of their respective dealership premises. Pursuant to these leases, the Company’s subsidiaries generally agree to indemnify the lessor and other parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements in connection with the sale of assets or businesses in which it agrees to indemnify the purchaser, or other parties, from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.
     From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublease to the dealership purchaser the subsidiaries’ interests in any real property leases associated with the dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under the assignments and subleases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with the assignments and subleases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under the assignments and subleases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases. The Company estimates that lessee rental payment obligations during the remaining terms of the assignments and subleases are $26.8 million at March 31, 2008. The Company and its subsidiaries also may be called on to perform other obligations under the assignments and subleases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under the assignments and subleases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under the assignments and subleases would not have a material adverse effect on the Company’s business, financial condition and cash flows.
10. LONG TERM DEBT:
     Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
2.25% Convertible Senior Notes due 2036	$282,064	$281,915
8.25% Senior Subordinated Notes due 2013	82,126	100,273
Acquisition Line (see Note 6)	65,000	135,000
Mortgage Facility (see Note 6)	177,529	131,317
Real Estate Notes	18,600	—
Capital leases and various notes payable, maturing in varying amounts through August 2018	46,306	38,593

	$671,625	$687,098

Less current maturities	15,200	12,260

	$656,425	$674,838

     8.25% Senior Subordinated Notes
     During the three months ended March 31, 2008, the Company repurchased $18.6 million par value of the 8.25% Senior Subordinated Notes and realized a net gain of approximately $0.4 million.
     Acquisition Line
     During the three months ended March 31, 2008, the Company repaid $70.0 million of the amounts borrowed under its Acquisition Line as of December 31, 2007.
     Mortgage Facility
     During the three months ended March 31, 2008, the Company borrowed $47.8 million under its Mortgage Facility to fund the acquisition of real estate related to several dealership facilities.
     Real Estate Notes
     During March 2008, the Company executed a series of four note agreements with a third-party financial institution for an aggregate principal of $18.6 million (the “Real Estate Notes”), of which one matures in May 2010, and the remaining three mature in June 2010. The Real Estate Notes pay interest monthly at various rates ranging from approximately 5.2 to 7.0%. The proceeds from the Real Estate Notes were utilized to facilitate the acquisition of a dealership-related building and the associated land.
     Capital Leases
     During the three months ended March 31, 2008, the Company sold and leased back property and buildings related to one of its dealership facilities under a long-term lease to a party that was formerly related to the Company, based upon contractual commitments entered into when the parties were related. The Company accounted for this lease as a capital lease, resulting in the recognition of $8.1 million of capital lease assets and obligations, which are included in property and equipment and notes payable, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The following tables include condensed consolidating financial information as of March 31, 2008, and December 31, 2007, and for the three months ended March 31, 2008 and 2007, for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Senior Subordinated Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008
(Unaudited)
(in thousands)

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,379	$—	$—	$19,625	$754
Contracts in transit and vehicle receivables, net	154,861	—	—	150,870	3,991
Accounts and notes receivable, net	81,865	—	—	79,321	2,544
Inventories	987,515	—	—	964,962	22,553
Deferred and other current assets	37,640	—	—	25,893	11,747

Total current assets	1,282,260	—	—	1,240,671	41,589
PROPERTY AND EQUIPMENT, net	504,506	—	—	476,837	27,669
GOODWILL AND OTHER INTANGIBLES	787,538	—	—	779,052	8,486
INVESTMENT IN SUBSIDIARIES	—	(905,385)	905,385	—	—
OTHER ASSETS	27,665	—	2,901	4,728	20,036

Total assets	$2,601,969	$(905,385)	$908,286	$2,501,288	$97,780

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$779,354	$—	$—	$781,160	$(1,806)
Floorplan notes payable — manufacturer affiliates	156,057	—	—	147,365	8,692
Current maturities of long-term debt	15,200	—	—	10,951	4,249
Accounts payable	109,608	—	—	92,944	16,664
Intercompany Accounts Payable	—	—	198,403	(198,403)	—
Accrued expenses	104,980	—	—	103,348	1,632

Total current liabilities	1,165,199	—	198,403	937,365	29,431
LONG TERM DEBT, net of current maturities	656,425	—	—	656,170	255
LIABILITIES FROM INTEREST RISK MANAGEMENT ACTIVITIES	33,416	—	—	33,416	—
DEFERRED AND OTHER LIABILITIES	42,236	—	—	40,251	1,985
DEFERRED REVENUES	15,120	—	—	1,558	13,562

Total liabilities	1,912,396	—	198,403	1,668,760	45,233

STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	689,573	(905,385)	709,883	832,528	52,547

Total liabilities and stockholders’ equity	$2,601,969	$(905,385)	$908,286	$2,501,288	$97,780

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(in thousands)

	Total		Group 1	Guarantor	Non - Guarantor
	Company	Eliminations	Automotive, Inc.	Subsidiaries	Subsidiaries

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,749	$—	$—	$33,167	$582
Accounts and other receivables, net	277,088	—	—	271,834	5,254
Inventories	899,792	—	—	881,020	18,772
Deferred and other current assets	49,455	—	—	36,501	12,954

Total current assets	1,260,084	—	—	1,222,522	37,562
PROPERTY AND EQUIPMENT, net	429,238	—	—	401,163	28,075
GOODWILL AND OTHER INTANGIBLES	787,245	—	—	778,793	8,452
INVESTMENT IN SUBSIDIARIES	—	(781,792)	781,792	—	—
OTHER ASSETS	28,730	—	2,884	4,854	20,992

Total assets	$2,505,297	$(781,792)	$784,676	$2,407,332	$95,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$670,820	$—	$—	$670,820	$—
Floorplan notes payable — manufacturer affiliates	170,911	—	—	162,219	8,692
Current maturities of long-term debt	12,260	—	—	8,000	4,260
Accounts payable	113,589	—	—	101,390	12,199
IC Accounts Payable	—	—	100,195	(100,195)	—
Accrued expenses	101,951	—	—	100,697	1,254

Total current liabilities	1,069,531	—	100,195	942,931	26,405
LONG TERM DEBT, net of current maturities	674,838	—	—	674,567	271
LIABILITIES FROM INTEREST RISK MANAGEMENT ACTIVITIES	16,188	—	—	16,188	—
DEFERRED AND OTHER LIABILITIES	43,728	—	—	41,829	1,899
DEFERRED REVENUES	16,531	—	—	2,098	14,433

Total liabilities	1,820,816	—	100,195	1,677,613	43,008
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	684,481	(781,792)	684,481	729,719	52,073

Total liabilities and stockholders’ equity	$2,505,297	$(781,792)	$784,676	$2,407,332	$95,081

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2008
(Unaudited)
(in thousands)

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
Revenue	$1,529,445	$—	$—	$1,482,966	$46,479
Cost of Sales	1,277,298	—	—	1,237,082	40,216

Gross Profit	252,147	—	—	245,924	6,223

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	199,796	—	272	194,654	4,870

DEPRECIATION AND AMORTIZATION EXPENSE	5,927	—	—	5,536	391

INCOME (LOSS) FROM OPERATIONS	46,424	—	(272)	45,694	1,002
OTHER INCOME (EXPENSE)
Floorplan interest expense	(12,290)	—	—	(12,013)	(277)
Other interest expense, net	(8,395)	—	—	(8,274)	(121)
Other income, net	759	—	—	749	10
Equity in Earnings of Subsidiaries	—	(16,648)	16,648	—	—

INCOME BEFORE INCOME TAXES	26,498	(16,648)	16,376	26,156	614
PROVISION FOR INCOME TAXES	10,122		—	9,901	221

NET INCOME	$16,376	$(16,648)	$16,376	$16,255	$393

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2007
(Unaudited)
(in thousands)

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
Revenue	$1,522,738	$—	$—	$1,498,346	$24,421
Cost of Sales	1,275,581	—	—	1,254,627	20,954

Gross Profit	247,157	—	—	243,736	3,421

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	198,163		401	195,960	1,802

DEPRECIATION AND AMORTIZATION EXPENSE	4,848	—	—	4,725	123

INCOME (LOSS) FROM OPERATIONS	44,146	—	(401)	43,005	1,542
OTHER INCOME (EXPENSE)
Floorplan interest expense	(12,238)	—	—	(12,164)	(74)
Other interest expense, net	(5,207)	—	—	(5,165)	(42)
Other income, net	95	—	—	95	—
Equity in Earnings of Subsidiaries	—	(17,848)	17,848	—	—

INCOME BEFORE INCOME TAXES	26,796	(17,848)	17,447	25,771	1,426
PROVISION FOR INCOME TAXES	9,349	—	—	9,149	200

NET INCOME	$17,447	$(17,848)	$17,447	$16,622	$1,226

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008
(Unaudited)
(in thousands)

	Total	Group 1 Automotive,	Guarantor	Non-Guarantor
	Company	Inc.	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITES
Net cash used in operating activities	$(22,833)	$(272)	$(21,548)	$(1,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(84,249)	—	(84,232)	(17)
Proceeds from sales of property and equipment	11,101	—	11,101	—
Other	(12)	—	(428)	416

Net cash used in investing activities	(73,160)	—	(73,559)	399

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	1,591,277	—	1,591,277	—
Repayments on credit facility — Floorplan Line	(1,482,743)	—	(1,482,743)	—
Repayments on credit facility — Acquisition Line	(70,000)	—	(70,000)	—
Borrowings on mortgage facility	47,776	—	47,776	—
Principal payments on mortgage facilities	(1,564)	—	(1,564)	—
Borrowings of long-term debt	18,600	—	18,600	—
Repurchase of senior subordinated notes	(17,762)	—	(17,762)	—
Dividends paid	(3,252)	(3,252)	—	—
Proceeds from issuance of common stock to benefit plans	1,068	1,068	—	—
Debt issue costs	(365)	—	(365)	—
Principal payments of long-term debt	(397)	—	(375)	(22)
Excess tax benefits from stock-based compensation	30	—	30	—
Borrowings (repayments) with subsidiaries	—	120,151	(120,151)	—
Investment In Subsidiaries	—	(120,697)	119,888	809
Distributions to Parent	—	3,002	(3,002)	—

Net cash provided by financing activities	82,668	272	81,609	787

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(45)	—	(35)	(10)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,370)	—	(13,533)	163
CASH AND CASH EQUIVALENTS, beginning of period	33,749	—	33,167	582

CASH AND CASH EQUIVALENTS, end of period	$20,379	$—	$19,634	$745

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007
(Unaudited)
(in thousands)

		Group 1 Automotive,	Guarantor	Non-Guarantor
	Total Company	Inc.	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(84,149)	$(401)	$(92,199)	$8,451

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22,882)	—	(22,882)	—
Cash paid in acquisitions, net of cash received	(107,839)	—	(59,182)	(48,657)
Proceeds from sales of franchises	6,255	—	6,255	—
Proceeds from sales of property and equipment	438	—	438	—
Other	2,452	—	2,799	(347)

Net cash used in investing activities	(121,576)	—	(72,572)	(49,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	1,336,124	—	1,336,124	—
Repayments on credit facility — Floorplan Line	(1,185,823)	—	(1,185,823)	—
Borrowings on mortgage facility	63,650		63,650	—
Repurchases of common stock, amounts based on settlement date	(3,003)	(3,003)	—	—
Dividends paid	(3,398)	(3,398)	—	—
Debt issue costs	(3,041)	—	(3,041)	—
Repayments on other facilities for divestitures	(2,498)	—	(2,498)	—
Proceeds from issuance of common stock to benefit plans	1,549	1,549	—	—
Principal payments of long-term debt	(212)	—	(212)	—
Excess tax benefits from stock-based compensation	87	—	87	—
Borrowings (repayments) with subsidiaries	—	55,188	(55,188)	—
Investment In Subsidiaries	—	(66,382)	26,190	40,192
Distributions to Parent	—	16,447	(16,447)	—

Net cash provided by financing activities	203,435	401	162,842	40,192

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	10	(10)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,290)	—	(1,919)	(371)
CASH AND CASH EQUIVALENTS, beginning of period	39,313	—	38,958	355

CASH AND CASH EQUIVALENTS, end of period	$37,023	$—	$37,039	$(16)

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
Overview
     We are a leading operator in the $1.0 trillion automotive retailing industry. As of March 31, 2008, we owned and operated 101 automotive dealerships, 137 franchises, and 24 collision service centers in the United States and three dealerships, six franchises and two collision centers in the United Kingdom. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, South Carolina and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom.
     As of March 31, 2008, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (50 dealerships in Kansas, New Mexico, Oklahoma and Texas), and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to our Chief Executive Officer and a regional chief financial officer reporting directly to our Chief Financial Officer. In addition, our international operations consist of three dealerships in the United Kingdom also managed locally with direct reporting responsibilities to our corporate management team.
     Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including consumer confidence, discretionary spending, vehicle inventories, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services.
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
     For the three months ended March 31, 2008, we reported net income of $16.4 million and diluted earnings per share of $0.73, compared to net income of $17.4 million and diluted earnings per share of $0.72 during the comparable period of 2007. Our 2007 results were negatively impacted by a $2.5 million after-tax charge in conjunction with the sale and lease termination of one of our domestic stores, as well as for the estimated cost to buy out the lease of another domestic brand store.

Key Performance Indicators
     The following table highlights certain of the key performance indicators we use to manage our business:
     Consolidated Statistical Data

	For the Three
	Months Ended March 31,
	2008	2007
Unit Sales
Retail Sales
New Vehicle	28,985	31,236
Used Vehicle	17,591	17,328

Total Retail Sales	46,576	48,564
Wholesale Sales	10,166	10,772

Total Vehicle Sales	56,742	59,336

Gross Margin
New Vehicle Retail	6.4%	6.9%
Used Vehicle	9.1%	10.4%
Parts and Service	54.8%	53.6%
Total Gross Margin	16.5%	16.2%
SG&A(1) as a % of Gross Profit	79.2%	80.2%
Operating Margin	3.0%	2.9%
Pretax Margin	1.7%	1.8%
Finance and Insurance
Revenues per Retail Unit Sold	$1,152	$1,039

(1)	Selling, general and administrative expenses.
     Our consolidated new vehicle retail unit sales and operating results for the three months ended March 31, 2008, were negatively impacted by the sustained market weakness in several of the areas in which we operate, particularly in California and Florida. Further, we have begun to experience a shift in consumer preference towards fuel-efficient vehicles, which has adversely impacted our truck-heavy brands. These negative factors were partially offset by the continued strong performance in our Texas stores, where the economy is presently more robust. We believe our performance is generally consistent with the national retail results of the brands we represent and the overall markets in which we operate. New vehicle gross margin declined 50 basis points from 6.9% for the three months ended March 31, 2007, to 6.4% for 2008. Consolidated gross profit per new vehicle unit sold decreased from $2,064 per unit in 2007, to $2,002 per unit in 2008.
     Recent revisions to our used vehicle selling practices, coupled with the expanded use of technology and software tools, have served to shift many traditional wholesale deals to retail sales. As a result, our consolidated used retail unit sales increased 1.5%, while revenues increased 7.5%, for the three months ended March 31, 2008. Our consolidated used retail gross profit declined 6.1% and profit per used retail unit declined 7.5%, as our used retail margin declined 160 basis points to 11.1%. A tougher financing environment with reduced loan-to-value ratios negatively impacted our used vehicle profits and margins. Our used wholesale revenues declined 8.1% on 5.6% less units, as we continue to aggressively pursue our strategy of selling more used units as retail sales and minimizing our less-profitable wholesale business. Our profit per wholesale unit decreased from a $109 profit per wholesale unit to an $8 loss per unit.
     Our consolidated parts and service margin improved 120 basis points between the first quarter of 2007 and 2008, as our revenues improved 10.1%, and our consolidated parts and service gross profit improved 12.4%. Our parts and service margins and profits were bolstered by our recent initiatives designed to enhance our customers’ service experience and grow the more profitable lines of our parts and service business.
     Our consolidated finance and insurance (F&I) revenues per retail unit improved 10.9% from $1,039 per retail unit sold in the first quarter of 2007 to $1,152 in 2008, reflecting higher penetration rates and an improved cost structure for our vehicle service contracts and other F&I products, offsetting the 4.1% decline in vehicle unit volume.
     Our consolidated selling, general and administrative expenses (SG&A) increased 0.8% to $200.0 million, primarily as a result of incremental other SG&A items in 2008, partially offset by a decline in advertising expenses. As a percentage of gross profit, SG&A decreased 100 basis points from 80.2% during the first quarter of 2007, to 79.2% in 2008, primarily as a result of the non-recurring lease termination charges in 2007 and the 2.0% increase in consolidated gross profit from 2007 and 2008.

     The combination of all of these factors contributed to a 10 basis-points increase in our operating margin in the three months ended March 31, 2008, from 2.9% in 2007 to 3.0% in 2008. Our floorplan interest expense increased 0.4% for the three months ended March 31, 2008, as a result of a $124.9 million increase in our weighted average borrowings, but substantially offset by a 170 basis-point decrease in our weighted average floorplan interest rate. Other interest expenses increased 61.2%, primarily attributable to increased borrowings under the Acquisition Line of our Revolving Credit Facility and our Mortgage Facility. As a result, our pretax margin declined 10 basis points from 1.8% in 2007 to 1.7% in 2008.
     We further address these items, and other variances between the periods presented, in the results of operations section below.
Recent Accounting Pronouncements
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of our financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS 157 did not have a material effect on our results of operations or financial position. See Note 8 of the Consolidated Financial Statements for the application of SFAS 157 and further details regarding fair value measurement of our financial assets and liabilities as of March 31, 2008.
     In November 2007, the FASB deferred for one year the implementation of SFAS 157 for non-financial assets and liabilities. At this time, we are evaluating, but have not yet determined, the impact that the adoption of SFAS 157 for non-financial assets and financial liabilities will have on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use a fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. We adopted SFAS 159 effective January 1, 2008, and elected not to measure any of our currently eligible financial assets and liabilities at fair value.
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. The more significant changes in the accounting for acquisitions which could impact us are:
•	certain transactions cost, which are presently treated as cost of the acquisition, will be expensed;

•	restructuring costs associated with a business combination, which are presently capitalized, will be expensed subsequent to the acquisition date;

•	contingencies, including contingent consideration, which is presently accounted for as an adjustment of purchase price, will be recorded at fair value with subsequent adjustments recognized in operations; and

•	valuation allowances on acquired deferred tax assets, which are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, will be recognized up front and in operations.
     SFAS 141 (R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS 141 (R) amends SFAS No. 109, “Accounting for Income Taxes” to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. We are currently assessing the impact of SFAS No. 141 (R) on our business and have not yet determined the impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which requires disclosures of the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and disclosure of the affects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The statement encourages but does not require comparative disclosures for earlier periods at initial application. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that the adoption of this statement will have on the disclosures contained within our consolidated financial statements.

     Also, in March 2008, the FASB reaffirmed various aspects of its exposure draft of a Proposed FSP on Opinion 14 (“FSP APB 14-a”). While not yet finalized, the opinion is expected to be issued in May 2008. FSP APB 14-a will change the accounting for certain convertible debt instruments, including our 2.25% Convertible Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 2.25% Convertible Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. FSP APB 14-a will be effective for fiscal years beginning after December 15, 2008, will not permit early application and will be applied retrospectively to all periods presented. We continue to evaluate the impact that the adoption of FSP APB 14-a will have on our financial position and results of operations, pending final release of the opinion.
Critical Accounting Policies and Accounting Estimates
     Our consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. We disclosed our critical accounting policies and estimates in our 2007 Annual Report on Form 10-K. No significant changes have occurred since that time.
Results of Operations
     The following tables present comparative financial and non-financial data for the three months ended March 31, 2008 and 2007, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods, and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first month in which we owned the dealership and, in the case of dispositions, ending with the last month in which the dealership was owned. Same Store results also include the activities of the corporate office.
     The following table summarizes our combined Same Store results for the three months ended March 31, 2008, as compared to 2007.
     Total Same Store Data
     (dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2008	% Change	2007
Revenues
New Vehicle Retail	$852,702	(7.0)%	$916,651
Used Vehicle Retail	288,935	2.3%	282,359
Used Vehicle Wholesale	62,518	(13.5)%	72,272
Parts and Service	178,727	4.6%	170,934
Finance, Insurance and Other	52,343	4.9%	49,896

Total Revenues	1,435,225	(3.8)%	1,492,112

Cost of Sales
New Vehicle Retail	797,999	(6.5)%	853,364
Used Vehicle Retail	256,108	3.8%	246,724
Used Vehicle Wholesale	62,653	(11.7)%	70,982
Parts and Service	80,859	2.0%	79,301

Total Cost of Sales	1,197,619	(4.2)%	1,250,371

Gross Profit	$237,606	(1.7)%	$241,741

Selling, General and Administrative Expenses	$187,767	(0.5)%	$188,693
Depreciation and Amortization Expenses	$5,327	15.3%	$4,621
Floorplan Interest Expense	$11,489	(2.8)%	$11,823
Gross Margin
New Vehicle Retail	6.4%		6.9%
Used Vehicle	9.3%		10.4%
Parts and Service	54.8%		53.6%
Total Gross Margin	16.6%		16.2%
SG&A as a % of Gross Profit	79.0%		78.1%
Operating Margin	3.1%		3.2%
Finance and Insurance
Revenues per Retail Unit Sold	$1,165	11.2%	$1,048
     The discussion that follows provides explanation for the variances noted above. Each table presents, by primary income statement line item, comparative financial and non-financial data for our Same Store locations, Transactions and the consolidated company for the three months ended March 31, 2008 and 2007.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2008	% Change	2007
Retail Unit Sales
Same Stores	28,048	(8.8)%	30,752
Transactions	937		484

Total	28,985	(7.2)%	31,236

Retail Sales Revenues
Same Stores	$852,702	(7.0)%	$916,651
Transactions	49,339		15,443

Total	$902,041	(3.2)%	$932,094

Gross Profit
Same Stores	$54,703	(13.6)%	$63,287
Transactions	3,319		1,193

Total	$58,022	(10.0)%	$64,480

Gross Profit per Retail
Unit Sold
Same Stores	$1,950	(5.2)%	$2,058
Transactions	$3,542		$2,465
Total	$2,002	(3.0)%	$2,064

Gross Margin
Same Stores	6.4%		6.9%
Transactions	6.7%		7.7%
Total	6.4%		6.9%

Inventory Days’ Supply(1)
Same Stores	70	22.8%	57
Transactions	75
Total	71	24.6%	57

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     For the three months ended March 31, 2008, as compared to 2007, Same Store new vehicle unit sales and revenues declined 8.8% and 7.0%, respectively. Slowing economic conditions and declining consumer confidence impacted overall new vehicle demand in the United States and, on a regional basis, we experienced specific weakness in the California and Florida markets. Further, customer preferences began to shift away from less fuel-efficient vehicles. As a result, all segments of our new vehicle business were negatively impacted. Revenues from our truck-heavy domestic lines were down 15.3% in the first quarter of 2008, while our import and luxury brand revenues declined 4.8% and 3.2%, respectively. Overall, our Same Store unit sales of trucks decreased 12.9% from the first quarter of 2007, while our car sales declined 4.9%. Same Store gross profit per retail unit and gross margin declined 5.2% and 50 basis points, respectively, as the market conditions resulted in margin pressures for most of our major brands, especially in our domestic brands, which are heavily dependent on truck sales. As a partial offset, we realized improvements in gross margin in our luxury segment.

     The following table sets forth our top ten Same Store brands, based on retail unit sales volume:
     Same Store New Vehicle Unit Sales

	Three Months Ended March 31,
	2008	% Change	2007
Toyota	8,051	(8.8)%	8,831
Nissan	3,445	(9.6)	3,810
Honda	3,020	2.3	2,951
Ford	2,666	(20.4)	3,349
BMW	1,500	(2.3)	1,535
Lexus	1,491	(6.7)	1,598
Dodge	1,209	(1.6)	1,229
Chevrolet	1,073	(30.6)	1,546
Mercedez-Benz	858	(13.8)	995
Acura	683	(5.1)	720
Other	4,052	(3.2)	4,188

Total	28,048	(8.8)	30,752

     Although our overall Same Store brand sales experienced year-over-year declines, certain nameplates exceeded prior-year sales, highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands that we sell. We anticipate that total industrywide sales of new vehicles throughout 2008 will be lower than 2007 and remain highly competitive. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.
     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. We have put into place interest rate swaps with an aggregate notional amount of $500.0 million as of March 31, 2008, at a weighted average interest rate of 4.8%. We record the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively fixing a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in a declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percent of our total consolidated floorplan interest expense has ranged from approximately 104.7% to 64.8%, the latter of which we experienced in the first quarter of 2008. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total consolidated assistance recognized in cost of goods sold during the three months ended March 31, 2008 and 2007, was $8.0 million and $9.1 million, respectively.

     Finally, our consolidated days’ supply of new vehicle inventory grew to 71 days’ supply at March 31, 2008, from 63 days’ supply at December 31, 2007, and 57 days’ supply at March 31, 2007. Declining new vehicle unit sales resulted in a spike in the days’ supply of our import, domestic and luxury brand vehicles. Further, our car/truck mix in our domestic, import and luxury brands was a major contributing factor to the increase in inventory days’ supply, as our new truck inventory grew 20 days from the fourth quarter of 2007 and 31 days from the first quarter of 2007 to 89 days at March 31, 2008, while our new car inventory held at 57 days from the fourth quarter of 2007 and was up one day from the first quarter of 2007.
     The following table sets forth the inventory days’ supply for our top ten brands, based on retail unit sales volume:
     Inventory Days’ Supply

	March 31,	December 31,	March 31,
	2008	2007	2007
Toyota	60	49	54
Nissan	73	82	65
Honda	57	52	50
Ford	103	112	69
BMW	43	38	34
Lexus	46	21	18
Dodge	104	78	63
Chevrolet	139	109	75
Mercedez-Benz	68	47	46
Acura	65	50	58
Total	71	63	57

Import	63	59	58
Domestic	111	96	69
Luxury	51	39	40

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2008	% Change	2007
Retail Unit Sales
Same Stores	16,886	0.3%	16,837
Transactions	705		491

Total	17,591	1.5%	17,328

Retail Sales Revenues
Same Stores	$288,935	2.3%	$282,359
Transactions	22,633		7,355

Total	$311,568	7.5%	$289,714

Gross Profit
Same Stores	$32,827	(7.9)%	$35,635
Transactions	1,687		1,138

Total	$34,514	(6.1)%	$36,773

Gross Profit per Retail
Unit Sold
Same Stores	$1,944	(8.1)%	$2,116
Transactions	$2,393		$2,318
Total	$1,962	(7.5)%	$2,122

Gross Margin
Same Stores	11.4%		12.6%
Transactions	7.5%		15.5%
Total	11.1%		12.7%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2008	% Change	2007
Wholesale Unit Sales
Same Stores	9,758	(6.6)%	10,452
Transactions	408		320

Total	10,166	(5.6)%	10,772

Wholesale Sales Revenues
Same Stores	$62,518	(13.5)%	$72,272
Transactions	6,096		2,372

Total	$68,614	(8.1)%	$74,644

Gross Profit (Loss)
Same Stores	$(135)	(110.5)%	$1,290
Transactions	58		(121)

Total	$(77)	(106.6)%	$1,169

Wholesale Profit (Loss) per
Wholesale Unit Sold
Same Stores	$(14)	(111.4)%	$123
Transactions	$142		$(378)
Total	$(8)	(107.3)%	$109

Gross Margin
Same Stores	(0.2)%		1.8%
Transactions	1.0%		(5.1)%
Total	(0.1)%		1.6%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2008	% Change	2007
Used Vehicle Unit Sales
Same Stores	26,644	(2.4)%	27,289
Transactions	1,113		811

Total	27,757	(1.2)%	28,100

Sales Revenues
Same Stores	$351,453	(0.9)%	$354,631
Transactions	28,729		9,727

Total	$380,182	4.3%	$364,358

Gross Profit
Same Stores	$32,692	(11.5)%	$36,925
Transactions	1,745		1,017

Total	$34,437	(9.2)%	$37,942

Gross Profit per Used Vehicle
Unit Sold
Same Stores	$1,227	(9.3)%	$1,353
Transactions	$1,568		$1,254
Total	$1,241	(8.1)%	$1,350

Gross Margin
Same Stores	9.3%		10.4%
Transactions	6.1%		10.5%
Total	9.1%		10.4%

Inventory Days’ Supply (1)
Same Stores	29	3.6%	28
Transactions	32
Total	29	3.6%	28

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.
     In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The same economic and consumer confidence issues that have slowed our new vehicle business have also impacted used vehicle sales, as consumers are becoming more cautious with disposable income and debt and shifting preferences away from trucks. Our focus on used vehicle sales and inventory management processes has intentionally shifted our used vehicle sales mix from the wholesale business to the traditionally more profitable retail sales. As a result, our Same Store used retail unit sales improved 0.3% to 16,886 units for the first quarter of 2008 and our Same Store used retail revenues increased $6.6 million, or 2.3%, to $288.9 million. Correspondingly, our Same Store wholesale unit sales declined 6.6% to 9,758, while Same Store wholesale revenues decreased $9.8 million, or 13.5%, to $62.5 million for the three months ended March 31, 2008.
     A tougher financing environment negatively impacted the profitability of our used vehicle business, as lenders have begun to increase their stipulations for acceptance, require larger down payments and, more importantly, reduce loan-to-value ratios. The reduction in loan-to-value ratios has been most impactful on customers trading in units that are in negative equity positions as it limits some of our flexibility in getting the customer approved for financing and, correspondingly, pressures our margins. As such, our Same Store retail used vehicle gross profit declined 7.9% in the first quarter of 2008 to $32.8 million from the first quarter a year ago. Our Same Store gross profit per retail unit sold decreased 8.1% for the three months ended March 31, 2008, to $1,944 and our Same Store used retail gross margin declined 120 basis points from 12.6% in 2007 to 11.4% in 2008. The shift in business mix from wholesale to retail negatively affected the profitability of our wholesale used vehicle business, which declined from a profit per unit sold of $123 for the first quarter of 2007 to a loss per unit sold of $14 in the first quarter of 2008.

     We continue to see improvements in our certified pre-owned (CPO) unit volume. On a consolidated basis, CPO units increased to 30.0% of total used retail units for the three months ended March 31, 2008, from 17.2% and 28.9% of total used retail units for the three months ended March 31, 2007, and December 31, 2007, respectively.
     Our days’ supply of used vehicle inventory was at 29 days at March 31, 2008, a decrease of six days from December 31, 2007, and an increase of one day from March 31, 2007. We continuously work to optimize our used vehicle inventory levels and, as such, will critically evaluate our used vehicle inventory level in the coming months to provide adequate supply and selection. Currently, we are comfortable with our overall used vehicle inventory levels, given the current and projected selling environment. However, we will continue to critically evaluate the inventory mix between cars and trucks in order to maximize operating efficiency.

Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2008	% Change	2007
Parts and Service Revenues
Same Stores	$178,727	4.6%	$170,934
Transactions	14,828		4,905

Total	$193,555	10.1%	$175,839

Gross Profit
Same Stores	$97,868	6.8%	$91,633
Transactions	8,153		2,655

Total	$106,021	12.4%	$94,288

Gross Margin
Same Stores	54.8%		53.6%
Transactions	55.0%		54.1%
Total	54.8%		53.6%
     Several initiatives that we introduced in 2007 and 2008 designed to improve the results of our parts and service business have begun to gain traction. Same Store parts and service revenues increased 4.6% for the three months ended March 31, 2008, as compared to 2007, to $178.7 million, primarily as a result of improvements in our customer-pay (non-warranty) business of 7.8%. Within our customer-pay parts and service business, we realized improvements in our domestic, import and luxury brands. These positive trends also reflect the new vehicle volume increases that we have realized in these brands in previous years, especially within our import and luxury lines. Our Same Store wholesale parts sales improved $1.3 million, or 3.3%, for the three months ended March 31, 2008, as we continue to expand our wholesale parts operations, particularly in Oklahoma. At the same time, our warranty-related sales remained consistent between 2008 and 2007.
     Same Store gross profit for the three months ended March 31, 2008, improved 6.8%, primarily reflecting the improvement in customer-pay parts and service business, while our warranty-related parts and service and collision profits also showed improvements over 2007. Our Same Store parts and service margins improved 120 basis points for the three months ended March 31, 2008, which consisted of margin improvements in our customer-pay parts and service, warranty parts and service and collision businesses.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2008	% Change	2007
Retail New and Used
Unit Sales
Same Stores	44,934	(5.6)%	47,589
Transactions	1,642		975

Total	46,576	(4.1)%	48,564

Retail Finance Fees
Same Stores	$18,705	(4.3)%	$19,552
Transactions	910		251

Total	$19,615	(0.9)%	$19,803

Vehicle Service Contract Fees
Same Stores	$21,495	13.3%	$18,980
Transactions	163		132

Total	$21,658	13.3%	$19,112

Insurance and Other
Same Stores	$12,143	6.9%	$11,364
Transactions	251		168

Total	$12,394	7.5%	$11,532

Total
Same Stores	$52,343	4.9%	$49,896
Transactions	1,324		551

Total	$53,667	6.4%	$50,447

Finance and Insurance
Revenues per Unit Sold
Same Stores	$1,165	11.2%	$1,048
Transactions	$806		$565
Total	$1,152	10.9%	$1,039
     Overall, our finance and insurance revenues improved 6.4% for the three months ended March 31, 2008, as compared to 2007, on a 10.9% increase in revenues per unit sold, despite a 4.1% decline in retail vehicle unit volume.
     During the three months ended March 31, 2008, our Same Store retail finance fee income closely correlated with our retail unit sales experience, declining 4.3% to $18.7 million, despite an improvement in penetration rates.
     We continue to make improvements to the cost structure of our vehicle service contract, insurance and other product offerings. As a result, we realized an 18.3% increase in Same Store vehicle service contract revenue per contract sold, as well as improved penetration rates. Our Same Store vehicle service contract fees increased 13.3% during the three months ended March 31, 2008, as compared to 2007, despite the decline in retail vehicle unit volume.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2008	% Change	2007
Personnel
Same Stores	$110,949	(3.2)%	$114,671
Transactions	7,366		2,849

Total	$118,315	0.7%	$117,520

Advertising
Same Stores	$12,977	(12.2)%	$14,786
Transactions	522		550

Total	$13,499	(12.0)%	$15,336

Rent and Facility Costs
Same Stores	$23,301	(0.1)%	$23,330
Transactions	1,052		1,129

Total	$24,353	(0.4)%	$24,459

Other SG&A
Same Stores	$40,540	12.9%	$35,906
Transactions	3,089		4,942

Total	$43,629	6.8%	$40,848

Total SG&A
Same Stores	$187,767	(0.5)%	$188,693
Transactions	12,029		9,470

Total	$199,796	0.8%	$198,163

Total Gross Profit
Same Stores	$237,606	(1.7)%	$241,741
Transactions	14,541		5,416

Total	$252,147	2.0%	$247,157

SG&A as % of Gross Profit
Same Stores	79.0%		78.1%
Transactions	82.7%		174.9%
Total	79.2%		80.2%

Approximate Number of Employees at March 31,	8,900		8,800
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
     We continue to make adjustments to our spending levels in response to the declining sales environment and slowing economic conditions in many of our markets, focusing on cost efficiencies and flexing certain variable costs. In addition, we are aggressively pursuing opportunities to take advantage of our size and negotiating leverage. As a result, our first quarter 2008 Same Store personnel expenses declined 3.2%, and advertising expenses decreased 12.2%, as compared to the same period in 2007. Offsetting these expense declines, our Same Store other SG&A expenses increased 12.9% to $40.5 million in the first quarter of 2008, as a result of additional legal services and associated expenses incurred in 2008, as well as outside services utilized in the implementation of several key business strategies designed to improve our overall performance and profitability.
     Despite the improvements that we made in our spending levels, reducing absolute Same Store SG&A expenses by 0.5%, our Same Store SG&A expenses increased as a percentage of gross profit from 78.1% for the three months ended March 31, 2007, to 79.0% for the three months ended March 31, 2008. The increase in SG&A as a percentage of gross profit was more than explained by the 1.7% decline in Same Store gross profit.

Depreciation and Amortization Expense
(dollars in thousands)

	Three Months Ended March 31,
	2008	% Change	2007
Same Stores	$5,327	15.3%	$4,621
Transactions	600		227

Total	$5,927	22.3%	$4,848

     Our Same Store depreciation and amortization expense increased 15.3% to $5.3 million primarily due to a similar increase in our gross property and equipment of 15.2%, as we continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities, designed to enhance the overall customer experience and the profitability of our dealerships. We expect to continue to experience an increase in our depreciation expense as we execute our strategy to own more of the real estate associated with our dealership operations.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2008	% Change	2007
Same Stores	$11,489	(2.8)%	$11,823
Transactions	801		415

Total	$12,290	0.4%	$12,238

Memo:
Manufacturer’s assistance	$7,967	(12.3)%	$9,088
     Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases), plus a spread. However, as of March 31, 2008, we had interest rate swaps in place for an aggregate notional amount of $500.0 million at a weighted average interest rate of 4.8%, which mitigates the fluctuation of our floorplan interest expense resulting from changes in interest rates. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Our Same Store floorplan interest expense decreased $0.3 million, or 2.8%, during the three months ended March 31, 2008, compared to 2007. This decrease reflects a 174 basis-point decrease in our weighted average floorplan interest rates between the respective periods partially offset by a $93.8 million increase in our weighted average floorplan borrowings outstanding.
Other Interest Expense, net
     Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, increased $3.2 million, or 61.2%, to $8.4 million for the three months ended March 31, 2008, from $5.2 million for the comparable period of 2007. This increase was primarily due to a $247.1 million increase in our weighted average borrowings outstanding between the respective periods, primarily resulting from the borrowings associated with the Mortgage Facility initiated at the end of the first quarter of 2007 and the $65.0 million balance that remained outstanding under our Acquisition Line from borrowings initiated to fund the acquisition of several dealership operations that were finalized late in the fourth quarter of 2007. Partially offsetting the increased interest expense from these borrowings, we have redeemed $55.1 million of our 8.25% Senior Subordinated Notes since the third quarter of 2007.
Provision for Income Taxes
     Our provision for income taxes increased $0.8 million for the three months ended March 31, 2008, from the same period in 2007. For the three months ended March 31, 2008, our effective tax rate increased to 38.2% from 34.9% for 2007, due primarily to the benefit received from tax-deductible goodwill associated with a dealership disposition in 2007, as well as changes in certain state tax rates and the mix of our pretax income from the taxable state jurisdictions in which we operate.
Liquidity and Capital Resources
     Our liquidity and capital resources are primarily derived from cash on hand, pay down of floorplan levels, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and acquisition financing, and proceeds from debt and equity offerings. While we can not guarantee it, based upon current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for the remainder of 2008. If our capital expenditures or acquisition plans for 2008 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources
     Cash on Hand. As of March 31, 2008, our total cash on hand was $20.4 million. The balance of cash on hand excludes $52.3 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as our primary vehicle for the short-term investment of excess cash.
     Cash Flows. The following table sets forth selected information from our statements of cash flow:

	For the Three
	Months Ended March 31,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(22,833)	$(84,149)
Net cash used in investing activities	(73,160)	(121,576)
Net cash provided by financing activities	82,668	203,435
Effect of exchange rate changes on cash	(45)	—

Net decrease in cash and cash equivalents	$(13,370)	$(2,290)

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
     Operating activities. For the three months ended March 31, 2008, we utilized $22.8 million in net cash, primarily driven by the net change in operating assets and liabilities of $51.0 million, partially offset by our net income for the first three months of 2008 of $16.4 million. Included in the net change in operating assets and liabilities, we used $87.6 million, net, to fund inventory purchases and another $14.8 million, net, for repayments to manufacturer-affiliated floorplan lenders. Offsetting the impact of these changes to operating assets and liabilities, we generated $38.6 million from the collection of vehicle receivables and contracts in transit.
     For the three months ended March 31, 2007, we utilized $84.1 million in net cash, primarily driven by a $150.7 million decrease in floorplan notes payable associated with manufacturer affiliates. This impact was partially offset by net income, and non-cash impact from depreciation and amortization and other working capital changes.
     Investing activities. During the first three months of 2008, we used approximately $73.2 million in investing activities. We used $84.2 million for capital expenditures, of which $44.1 million was for the purchase of land, $28.3 million was for the purchase of existing buildings and $11.3 million was for construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of our dealerships and facilities. As a partial offset, we generated $11.1 million from the sale of real estate associated with one of our dealership franchises and other property and equipment.
     During the first three months of 2007, we used approximately $121.6 million in investing activities. We used $107.8 million for acquisitions, net of cash received, and $22.9 million for capital expenditures. Of the $107.8 million used for acquisitions, $75.2 million was paid to sellers, including $39.9 million for land and buildings and $32.6 million was used to pay off the sellers’ floorplan borrowings. Approximately $4.9 million of the capital expenditures was for the purchase of land and $14.1 million was for the construction of new or expanded facilities. Partially offsetting these uses was approximately $6.7 million in proceeds from sales of franchises and other property and equipment.
     Financing activities. We generated approximately $82.7 million in financing activities during the three months ended March 31, 2008, of which $108.5 million related to net borrowings under our Revolving Credit Facility, $47.8 million related to additional borrowings under our Mortgage Facility to fund the acquisition of additional dealership-related real estate and $18.6 million related to borrowings under a separate loan agreement to fund the acquisition of real estate associated with one of our dealership operations. Also, during the first quarter of 2008, we used $70.0 million to repay a portion of the outstanding balance on our Acquisition Line, $17.8 million in repurchases of a portion of our outstanding 8.25% Senior Subordinated Notes and $3.3 million to pay dividends to our stockholders.

     We produced approximately $203.4 million in financing activities during the three months ended March 31, 2007, primarily from floorplan borrowings under our revolving credit facility. Included in the amounts obtained in financing was $112.1 million borrowed to payoff our DaimlerChrysler Facility and $63.7 million from our mortgage facility.
     Working Capital. At March 31, 2008, we had $117.1 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.
     Credit Facilities. Effective March 19, 2007, we entered into an amended and restated five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). We also have a $300 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million Real Estate Credit Facility (the “Mortgage Facility”) for financing of real estate expansion, as well as arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable — credit facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable — manufacturer affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying balance sheets as current liabilities.
     Revolving Credit Facility
     Our amended Revolving Credit Facility provides a total borrowing capacity of $1.35 billion and matures in March 2012. We can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing, which we refer to as the “Floorplan Line”, and $350.0 million for working capital, including acquisitions, which we refer to as the “Acquisition Line”. Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be redesignated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, we capitalized $2.3 million of related costs that are being amortized over the term of the facility. In addition, we pay a commitment fee on the unused portion of the Acquisition Line. The first $37.5 million of available funds carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.35% to 0.50% per annum, depending on our leverage ratio.
     As of March 31, 2008, after considering outstanding balances, we had $220.6 million of available floorplan capacity under the Floorplan Line. Included in the $220.6 million available balance under the Floorplan Line is $52.3 million of immediately available funds. In addition, the weighted average interest rate on the Floorplan Line was 3.6% as of March 31, 2008. We had $65.0 million outstanding in Acquisition Line borrowings at March 31, 2008. After considering $18.0 million of outstanding letters of credit, there was $267.0 million available under the Acquisition Line as of March 31, 2008. The weighted average interest rate on the Acquisition Line was 4.7% as of March 31, 2008. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.
     All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, we are limited in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding stock, based primarily on our quarterly net income. As of March 31, 2008, we were in compliance with these covenants. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.
     Effective January 17, 2008, we amended the Revolving Credit Facility to, among other things, increase the limit on both the senior secured leverage and total leverage ratios, as well as to add a borrowing base calculation that governs the amount of borrowings available under the Acquisition Line.

Ford Motor Credit Company Facility
     Our FMCC Facility provides for the financing of, and is collateralized by, our entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2008. We expect to renew the FMCC Facility upon its maturity. As of March 31, 2008, we had an outstanding balance of $117.9 million, with an available floorplan capacity of $182.1 million. This facility bears interest at a rate of Prime plus 100 basis points minus certain incentives. As of March 31, 2008, the interest rate on the FMCC Facility was 6.7%, before considering the applicable incentives. After considering all incentives received during 2008, the total cost to us for borrowings under the FMCC Facility approximates what the cost would be under the floorplan portion of the Revolving Credit Facility. We are required to maintain a $1.5 million balance in a restricted money market account as additional collateral under the FMCC Facility. This amount is reflected in prepaid expenses and other current assets on the accompanying 2008 and 2007 consolidated balance sheets.
     Real Estate Credit Facility
     Our Amended Real Estate Credit Facility (the “Mortgage Facility”) is a five-year term real estate credit facility with Bank of America, N.A. which matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and syndicated with nine financial institutions. The proceeds of the Mortgage Facility are used primarily for acquisitions of real property and vehicle dealerships. At our option, any loan under the Mortgage Facility will bear interest at a rate equal to: (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. As of March 31, 2008, borrowings under the facility totaled $177.5 million, with $9.1 million recorded as a current maturity. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.
     The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries also guarantee or are required to guarantee our Revolving Credit Facility. So long as no default exists, we are entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by us and located at or near a vehicle dealership operated by a subsidiary of ours or otherwise used or to be used by a vehicle dealership operated by a subsidiary of ours. As of March 31, 2008, available borrowings from the Mortgage Facility totaled $57.5 million.
     The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of March 31, 2008, we were in compliance with all such covenants. Effective as of January 16, 2008, we entered into an amendment to the Mortgage Facility to increase the senior secured leverage ratio.
Other Credit Facilities
     Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2008. The weighted average interest rate charged as of March 31, 2008, was 5.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time. Additionally, we receive interest assistance from certain automobile manufacturers. Our floorplan assistance for the three month period ended March 31, 2008 was approximately 64.8% of our floorplan interest expense.
     The following table summarizes the current position of our credit facilities as of March 31, 2008:

	Total
Credit Facility	Commitment	Outstanding	Available
		(in thousands)
Floorplan Line(1)	$1,000,000	$779,354	$220,646
Acquisition Line(2)	350,000	83,000	267,000

Total Revolving Credit Facility	1,350,000	862,354	487,646
FMCC Facility	300,000	117,909	182,091
Mortgage Facility	235,000	177,529	57,471

Total Credit Facilities(3)	$1,885,000	$1,157,792	$727,208

(1)	The available balance at March 31, 2008, includes $52.3 million of immediately available funds.

(2)	The outstanding balance at March 31, 2008, includes $18.0 million of letters of credit.

(3)	Outstanding balance excludes $38.1 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of our credit facilities.
Uses of Liquidity and Capital Resources
     Capital Expenditures. Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, significant growth in sales at an existing facility, manufacturer imaging programs, or new franchises being granted to us by a manufacturer. We project that our full year 2008 capital expenditures will be $60.0 million, as we expand or relocate existing facilities, add service capacity and perform manufacturer required imaging projects at some locations. This projection excludes acquisition related expenditures, as well as the cost to buy out leases on existing dealership sites and to repurchase real estate for future dealership sites.
     Acquisitions. Our acquisition target for 2008 is to complete strategic acquisitions that have approximately $300.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, our Mortgage Facility and our Acquisition Line. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. Thus, our acquisition target of $300.0 million in revenues is expected to cost us between $60.0 and $75.0 million, excluding the amounts incurred to finance vehicle inventories and purchase related real estate.
     Dividends. During the first three months of 2008, our Board of Directors declared dividends of $0.14 per common share for the fourth quarter of 2007. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $3.3 million in the first three months of 2008. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.
     Provisions of our Revolving Credit Facility and our 8.25% Senior Subordinated Notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of March 31, 2008, our 8.25% Senior Subordinated Notes, the most restrictive agreement with respect to such limits, restricted future dividends and stock repurchases to $18.2 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our Revolving Credit Facility matures in 2012 and our 8.25% Senior Subordinated Notes mature in 2013.

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
     Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
•	the future economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, Daimler, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, advertising or other assistance to us;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.
     These factors, as well as additional factors that could affect our operating results and performance are described in our Annual Report on Form 10-K for the year ended December 31, 2007, under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere within this quarterly report.
     Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of March 31, 2008, we had $779.4 million of variable-rate Floorplan Line borrowings outstanding and $65.0 million of variable-rate Acquisition Line borrowings outstanding under our Revolving Credit Facility, as well as $177.5 million of variable-rate borrowings outstanding under our Mortgage Facility. The variable rate associated with both lines of the Revolving Credit Facility and the Mortgage Facility are based upon LIBOR.
     We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. The hedge instruments are designed to convert variable-rate borrowings under our Revolving Credit Facility and the Mortgage Facility to fixed-rate debt. These swaps were entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2008, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.
     During the three months ended March 31, 2008, we entered into one additional interest rate swap with a notional amount of $25.0 million at a fixed interest rate of 3.1%. In aggregate, as of March 31, 2008, we held interest rate swaps with aggregate notional amounts of $500.0 million and an overall weighted average fixed interest rate of 4.8%. The LIBOR rate declined during the three months ended March 31, 2008, from 4.6% at December 31, 2007 to 2.7% at March 31, 2008. These recent declines in the LIBOR rate have impacted the forward yield curves, associated with the fair value measurement of our interest rate derivative instruments, increasing our liability from $16.2 million as of December 31, 2007, to $33.4 million as of March 31, 2008.
     Additional information about our market sensitive financial instruments was provided as of December 31, 2007, in our Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     During the three months ended March 31, 2008, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as, claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge us back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to our right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of litigation are included in selling, general and administrative expenses in our Consolidated Statement of Operations.

     Through relationships with insurance companies, our dealerships sold credit insurance policies to vehicle customers and received payments for these services. Recently, allegations have been made against insurance companies with which we do business that they did not have adequate monitoring processes in place and, as a result, failed to remit to policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of our dealerships have received notice from insurance companies advising that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. The commissions received on sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with SFAS No. 60 “Accounting and Reporting by Insurance Enterprises.” As such, a portion of any pay-out would be offset against deferred revenue, while the remainder would be recognized as a finance and insurance chargeback expense. We anticipate paying some amount of claims in the future, though, the exact amounts can not be determined with any certainty at this time.
     Notwithstanding the foregoing, we are not party to any legal proceedings, including class action lawsuits to which we are a party that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
     There have been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition of future results.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).

3.2	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007).

11.1	Statement re: computation of earnings per share is included under Note 4 to the financial statements.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Group 1 Automotive, Inc.
	By:	/s/ John C. Rickel
May 7, 2008		John C. Rickel
Date		Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)