Form 10-Q
period 2008-06-30
GROUP 1 AUTOMOTIVE INC
filed 2008-08-08
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-13461

Group 1 Automotive, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0506313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 4, 2008, the registrant had 23,270,471 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,968	$34,248
Contracts-in-transit and vehicle receivables, net	146,818	189,400
Accounts and notes receivable, net	84,179	82,698
Inventories	934,706	878,168
Assets related to discontinued operations	—	30,531
Deferred income taxes	18,933	18,287
Prepaid expenses and other current assets	22,286	29,651

Total current assets	1,246,890	1,262,983

PROPERTY AND EQUIPMENT, net	542,453	427,223
GOODWILL	500,388	486,775
INTANGIBLE FRANCHISE RIGHTS	307,304	300,470
OTHER ASSETS	25,961	28,730

Total assets	$2,622,996	$2,506,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$755,009	$648,469
Floorplan notes payable — manufacturer affiliates	168,901	170,911
Current maturities of long-term debt	13,667	12,260
Accounts payable	110,321	111,458
Liabilities related to discontinued operations	—	35,180
Accrued expenses	101,760	100,000

Total current liabilities	1,149,658	1,078,278

LONG-TERM DEBT, net of current maturities	587,710	641,821
OTHER REAL ESTATE RELATED AND LONG-TERM DEBT, net of current maturities	37,296	6,104
CAPITAL LEASE OBLIGATIONS RELATED TO REAL ESTATE, net of current maturities	40,225	26,913
DEFERRED INCOME TAXES	29,772	6,849
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	15,395	16,188
OTHER LIABILITIES	32,089	29,016

Total liabilities before deferred revenues	1,892,145	1,805,169

DEFERRED REVENUES	13,693	16,531
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,554 and 25,532 issued, respectively	256	255
Additional paid-in capital	292,807	293,675
Retained earnings	529,892	502,783
Accumulated other comprehensive loss	(9,097)	(9,560)
Treasury stock, at cost; 2,289 and 2,427 shares, respectively	(96,700)	(102,672)

Total stockholders’ equity	717,158	684,481

Total liabilities and stockholders’ equity	$2,622,996	$2,506,181

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$971,281	$1,039,549	$1,860,062	$1,952,993
Used vehicle retail sales	298,593	296,650	602,588	576,651
Used vehicle wholesale sales	67,496	81,590	134,723	154,746
Parts and service sales	192,753	176,437	383,589	349,200
Finance, insurance and other, net	52,992	52,051	105,416	101,088

Total revenues	1,583,115	1,646,277	3,086,378	3,134,678
COST OF SALES:
New vehicle retail sales	908,262	970,248	1,739,899	1,820,301
Used vehicle retail sales	266,192	261,684	536,605	506,507
Used vehicle wholesale sales	68,290	82,139	135,458	154,097
Parts and service sales	88,960	80,029	175,426	160,451

Total cost of sales	1,331,704	1,394,100	2,587,388	2,641,356

GROSS PROFIT	251,411	252,177	498,990	493,322
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	195,337	191,998	390,399	385,000
DEPRECIATION AND AMORTIZATION EXPENSE	6,497	5,103	12,315	9,838
ASSET IMPAIRMENTS	—	356	—	356

INCOME FROM OPERATIONS	49,577	54,720	96,276	98,128
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(12,392)	(11,477)	(24,400)	(23,388)
Other interest expense, net	(7,066)	(6,141)	(14,904)	(10,661)
Gain on redemption of senior subordinated notes	—	—	—	—
Other income, net	(36)	95	723	191

INCOME BEFORE INCOME TAXES	30,083	37,197	57,695	64,270
PROVISION FOR INCOME TAXES	11,591	12,908	22,100	22,349

INCOME FROM CONTINUING OPERATIONS	$18,492	$24,289	$35,595	$41,921
DISCONTINUED OPERATIONS
Loss related to discontinued operations	(2,367)	(104)	(3,481)	(381)
Income tax benefit related to losses on discontinued operations	1,091	31	1,478	123

Loss from discontinued operations	(1,276)	(73)	(2,003)	(258)

NET INCOME	$17,216	$24,216	$33,592	$41,663

BASIC EARNINGS (LOSS) PER SHARE:
Earnings per share from continuing operations	$0.82	$1.02	$1.58	$1.76
Loss per share from discontinuing operations	(0.06)	—	(0.09)	(0.01)

Earnings per share	$0.76	$1.02	$1.49	$1.75

Weighted average common shares outstanding	22,478	23,744	22,566	23,819
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings per share from continuing operations	$0.82	$1.02	$1.57	$1.75
Loss per share from discontinuing operations	(0.06)	(0.01)	(0.09)	(0.01)

Earnings per share	$0.76	$1.01	$1.48	$1.74

Weighted average common shares outstanding	22,661	23,888	22,728	23,984
CASH DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,592	$41,663
Net loss from discontinued operations	2,003	258
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	356
Depreciation and amortization	12,315	9,838
Deferred income taxes	22,277	12,243
Other	4,283	3,395
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	44,182	15,937
Accounts and notes receivable	(970)	(4,677)
Inventories	(44,274)	3,087
Prepaid expenses and other assets	15,212	10,777
Floorplan notes payable — manufacturer affiliates	(3,522)	(10,365)
Accounts payable and accrued expenses	(428)	19,929
Deferred revenues	(2,838)	(2,380)

Net cash provided by operating activities, from continuing operations	81,832	100,061

Net cash used in operating activities, from discontinued operations	(13,373)	(3,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(114,994)	(55,697)
Proceeds from sales of franchises, property and equipment	18,445	9,667
Cash paid in acquisitions, net of cash received	(48,389)	(111,116)
Other	1,088	2,479

Net cash used in investing activities, from continuing operations	(143,850)	(154,667)

Net cash provided by (used in) investing activities, from discontinued operations	23,051	(137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	2,876,729	2,835,096
Repayments on credit facility — Floorplan Line	(2,771,438)	(2,813,998)
Repayments on credit facility — Acquisition Line	(150,000)	—
Borrowings on credit facility — Acquisition Line	65,000	—
Borrowings on mortgage facility	54,625	—
Borrowings of long-term debt related to real estate purchases	33,515	75,050
Repurchase of senior subordinated notes	(17,762)	—
Dividends paid	(6,483)	(6,775)
Principal payments of long-term debt	(5,050)	(521)
Principal payments on mortgage facility	(3,236)	—
Proceeds from issuance of common stock to benefit plans	1,990	2,894
Borrowings on other facilities for acquisitions	1,490	—
Debt issue costs	(365)	(3,550)
Excess tax benefits from stock-based compensation	178	103
Repayments on other facilities for divestitures	—	(2,498)
Repurchases of common stock, amounts based on settlement date	—	(16,003)

Net cash provided by financing activities, from continuing operations	79,193	69,798

Net cash provided by (used in) financing activities, from discontinued operations	(21,103)	1,221

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30)	(9)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,720	12,716
CASH AND CASH EQUIVALENTS, beginning of period	34,248	39,340

CASH AND CASH EQUIVALENTS, end of period	$39,968	$52,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$44,655	$34,398
Income tax expenses, net of (refunds) received	$5,210	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains on
	Common Stock		Paid-in	Retained	on Interest	on Marketable	Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
	(In thousands)

BALANCE, December 31, 2007	25,532	$255	$293,675	$502,783	$(10,118)	$(76)	$634	$(102,672)	$684,481
Comprehensive income:
Net income	—	—	—	33,592	—	—	—	—	33,592
Interest rate swap adjustment, net of tax benefit of $297	—	—	—	—	496	—	—	—	496
Gain on investments, net of taxes of $6	—	—	—	—	—	10	—	—	10
Unrealized loss on currency translation	—	—	—	—	—	—	(43)		(43)

Total comprehensive income									34,055
Issuance of common and treasury shares to employee benefit plans	(143)	(1)	(6,041)	—	—	—	—	5,951	(91)
Proceeds from sales of common stock under employee benefit plans	108	1	1,967	—	—	—	—	21	1,989
Issuance of restricted stock	83	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(26)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,387	—	—	—	—	—	3,387
Tax benefit from options exercised and the vesting of restricted shares	—	—	(180)	—	—	—	—	—	(180)
Cash dividends	—	—	—	(6,483)	—	—	—	—	(6,483)

BALANCE, June 30, 2008	25,554	$256	$292,807	$529,892	$(9,622)	$(66)	$591	$(96,700)	$717,158

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the United States and in the towns of Brighton, Hailsham and Worthing in the United Kingdom (U.K.). Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, and sell vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” or “Group 1” in these notes.

As of June 30, 2008, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (47 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer, who are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, the Company’s international operations consist of three dealerships in the U.K. also managed locally with direct reporting responsibilities to the Company’s corporate management team.

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the financial statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

Reclassifications

During the three months ended June 30, 2008, the Company disposed of certain operations that qualified for discontinued operations accounting treatment. In order to reflect these operations as discontinued, the necessary reclassifications have been made to the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2007, as well as the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2007. In addition, the Company has made reclassifications to the Consolidated Balance Sheet as of December 31, 2007, which was derived from the audited Consolidated Balance Sheet included in the Company’s 2007 Form 10-K.

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

The effective income tax rate of 38.5% and 38.3% of pretax income from continuing operations for the three and six months ended June 30, 2008, respectively, differed from the federal statutory rate of 35% due primarily to the taxes provided for the taxable state jurisdictions in which the Company operates. For the three and six months ended June 30, 2008, our effective tax rate related to continuing operations increased to 38.5% and 38.3% from 34.7% and 34.8%, respectively, for the same periods in 2007, due primarily to the benefit received from tax-deductible goodwill for 2007 dealership dispositions and changes in the mix of our pretax income from the taxable state jurisdictions in which we operate.

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

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the Pound Sterling. The financial statements of all our foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income of stockholders’ equity.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but (i) emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and (ii) provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s results of operations or financial position. See Note 8 for additional information regarding the application of SFAS 157 and further details regarding fair value measurement of the Company’s financial assets and liabilities as of June 30, 2008.

In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for non-financial assets and liabilities. At this time, the Company does not expect that the adoption of SFAS No. 157 for non-financial assets and financial liabilities will have a material impact on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. The more significant changes in the accounting for acquisitions that could impact the Company’s financial position and results of operations are:

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets,” or “FSP FAS 142-3,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 enhances the guidance over the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations”. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. The Company is currently evaluating the impact of this pronouncement on its determination and evaluation of the useful life as related to its intangible assets.

In May 2008, the FASB finalized FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including the Company’s 2.25% Convertible Senior Notes, due 2036 (“2.25% Convertible Notes”). For convertible debt instruments that may be settled entirely or partially in cash upon conversion, APB 14-1 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The adoption of APB 14-1 for the Company’s 2.25% Convertible Notes will require the equity component of the 2.25% Convertible Notes to be initially included in the paid-in-capital section of stockholders’ equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. APB 14-1 is not permitted to be adopted early and will be applied retrospectively to all periods presented. The Company continues to evaluate the impact that the adoption of APB 14-1 will have on its financial position and results of operations, but has preliminarily estimated that the Company’s Other Long-Term Debt will be initially reduced by approximately $110.0 million with a corresponding increase in Additional Paid In Capital, which will be amortized as an accretion to the value of the 2.25% Convertible Notes, thereby increasing the Company’s Other Interest Expense by an average of approximately $11.0 million per year, before income taxes, through the expected redemption of the 2.25% Convertible Notes.

In June 2008, the EITF reached a consensus on EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. EITF No. 03-6-1 clarifies when instruments granted in share-based payment transactions are participating securities prior to vesting, the impact of the shares should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. The consensus states all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 would apply retrospectively to all prior-period EPS data presented for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We are currently evaluating the impact of the adoption of EITF 03-6-1 on the Company, but, do not expect it will not have a material impact on our consolidated financial statements and related disclosures.

3.	STOCK-BASED COMPENSATION:

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Long Term Incentive Plan

In March 2007, the Company’s Board of Directors adopted an amendment and restatement of the 1996 Stock Incentive Plan to, among other things, (i) rename the plan as the “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan” (the “Incentive Plan”), (ii) increase the number of shares of common stock available for issuance under the plan from 5.5 million to 6.5 million shares and (iii) extend the duration of the plan from March 9, 2014 to March 8, 2017. The Incentive Plan reserves shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) at the fair value of each stock option as of the date of grant and, stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards at the market price at the date of grant to directors, officers and other employees of the Company and its subsidiaries. As of June 30, 2008, there were 1,776,070 shares available under the Incentive Plan for future grants of these awards.

Stock Option Awards

The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company has not issued stock option awards since November 2005. The following summary presents information regarding outstanding options as of June 30, 2008, and the changes during six months then ended:

		Weighted Average
	Shares Under	Exercise Price
	Option	per Share

Outstanding December 31, 2007	211,774	$28.33
Grants	—	—
Exercised	(500)	15.50
Canceled	(15,330)	28.05

Outstanding June 30, 2008	195,944	28.39

Vested or expected to vest at June 30, 2008	193,312	28.31

Exercisable at June 30, 2008	172,964	$28.36

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

A summary of these awards as of June 30, 2008, and the changes during the six months then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2007	720,069	$37.40
Granted	82,874	25.04
Vested	(35,009)	38.84
Forfeited	(25,900)	39.79

Nonvested at June 30, 2008	742,034	$35.87

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. As of June 30, 2008, there were 381,295 shares remaining available for future issuance under the Purchase Plan. During the six months ended June 30, 2008 and 2007, the Company issued 108,101 and 69,462 shares, respectively, of common stock to employees participating in the Purchase Plan.

All Stock-Based Payment Arrangements

Total stock-based compensation cost was $1.7 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively, and $3.4 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.4 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively. Cash received from restricted stock awards vested and Purchase Plan purchases was $2.0 million and $2.9 million for the six months ended June 30, 2008 and 2007, respectively. Additional paid-in capital was reduced by $0.2 million for the six months ended June 30, 2008 for the effect of tax deductions for options exercised and vesting of restricted shares that was less than the associated book expense previously recognized. Comparatively, for the six months ended June 30, 2007, additional paid-in capital was increase by $0.2 million for the effect of tax deductions for options exercised and vesting of restricted shares that were in excess of the book expense previously recognized.

4.  EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding (excluding dilutive securities). Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)

Net Income from:
Continuing operations, net of income taxes	$18,492	$18,492	$24,289	$24,289
Discontinued operations, net of income taxes	(1,276)	(1,276)	(75)	(75)

Net income	$17,216	$17,216	$24,214	$24,214

Weighted Average Shares Outstanding
Basic shares outstanding	22,478	22,478	23,744	23,744
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	—	183	—	144

Diluted shares outstanding	—	22,661	—	23,888

Earnings per share from:
Continuing operations, net of income taxes	$0.82	$0.82	$1.02	$1.02
Discontinued operations, net of income taxes	(0.06)	(0.06)	—	(0.01)

Net income	$0.76	$0.76	$1.02	$1.01

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)

Net Income from:
Continuing operations, net of income taxes	$35,595	$35,595	$41,921	$41,921
Discontinued operations, net of income taxes	(2,003)	(2,003)	(258)	(258)

Net income	$33,592	$33,592	$41,663	$41,663

Weighted Average Shares Outstanding
Basic shares outstanding	22,566	22,566	23,819	23,819
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	—	162	—	165

Diluted shares outstanding	—	22,728	—	23,984

Earnings per share from:
Continuing operations, net of income taxes	$1.58	$1.57	$1.76	$1.75
Discontinued operations, net of income taxes	(0.09)	(0.09)	(0.01)	(0.01)

Net income	$1.49	$1.48	$1.75	$1.74

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards were 0.4 million and 0.2 million for the three months ended June 30, 2008 and 2007, respectively, and 0.6 million and 0.2 million for the six months ended June 30, 2008 and 2007, respectively.

The Company will be required to include the dilutive effect, if applicable, of the net shares issuable under its 2.25% Convertible Notes and the warrants sold in connection with the 2.25% Convertible Notes. Since the average price of the Company’s common stock for the three and six months ended June 30, 2008, was less than $59.43, no net shares were issuable under the 2.25% Convertible Notes or the warrants.

5.  INCOME TAXES:

As discussed in Note 2, the Company adopted FIN 48 on January 1, 2007. No cumulative adjustment was required to effect the adoption of FIN 48. As of June 30, 2008, approximately $0.4 million of tax benefits, including $0.1 million of interest, remained unrecognized. The Company recognized $0.3 million of tax benefits during each of the three and six months ended June 30, 2008, that were unrecognized as of December 31, 2007, based on the expiration of the relevant statute of limitations. All of the tax benefits unrecognized as of June 30, 2008, could potentially be recognized in the next 12 months based upon resolution with the relevant tax authorities or statute expirations.

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the United Kingdom, as a result of its dealership acquisitions in March 2007. Taxable years 2003 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

6.  CREDIT FACILITIES:

Effective March 19, 2007, the Company entered into an amended and restated five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million Real Estate Credit Facility (the “Mortgage Facility”) for financing of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

real estate expansion, as well as, arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable — credit facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable — manufacturer affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as current liabilities.

Revolving Credit Facility

The Revolving Credit Facility provides a total borrowing capacity of $1.35 billion that matures in March 2012. The Company can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be redesignated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line. The first $37.5 million of available funds carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.35% to 0.50% per annum, depending on the Company’s leverage ratio.

As of June 30, 2008, after considering outstanding balances, the Company had $245.0 million of available floorplan capacity under the Floorplan Line. Included in the $245.0 million available balance under the Floorplan Line is $15.8 million of immediately available funds. In addition, the weighted average interest rate on the Floorplan Line was 3.4% as of June 30, 2008. Under the Acquisition Line, the Company had $50.0 million outstanding in Acquisition Line borrowings at June 30, 2008. After considering $18.0 million of outstanding letters of credit, there was $282.0 million of available borrowing capacity as of June 30, 2008. The weighted average interest rate on the Acquisition Line was 4.6% as of June 30, 2008. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company. As of June 30, 2008, the Company was in compliance with these covenants. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FMCC Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2008. The Company expects to renew the FMCC Facility upon its maturity. As of June 30, 2008, the Company had an outstanding balance of $123.5 million with an available floorplan capacity of $176.5 million. This facility bears interest at a rate of Prime plus 100 basis points minus certain incentives. As of June 30, 2008, the interest rate on the FMCC Facility was 6.0%, before considering the applicable incentives. After considering all incentives received during 2008, the total cost to the Company of borrowings under the FMCC Facility approximates what the cost would be under the Floorplan Line. The Company is required to maintain a $1.5 million balance in a restricted money market account as additional collateral under the FMCC Facility. This amount is reflected in prepaid expenses and other current assets on the accompanying 2008 and 2007 consolidated balance sheets.

Mortgage Facility

The Mortgage Facility is a five-year term real estate credit facility with Bank of America, N.A., that matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions. The proceeds of the Mortgage Facility are used primarily for acquisitions of real property associated with the Company’s dealerships and other operations. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. As of June 30, 2008, borrowings under the facility totaled $182.7 million, with $9.4 million recorded as a current maturity. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.

The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company that guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to (i) sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, (ii) remove it from the facility, (iii) repay in full the entire outstanding balance of the loan relating to such sold property, and then (iv) increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of June 30, 2008, available borrowings from the Mortgage Facility totaled $52.3 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of June 30, 2008, the Company was in compliance with all of these covenants. Effective as of January 16, 2008, the Company entered into an amendment to the Mortgage Facility to increase the senior secured leverage ratio.

Other Credit Facilities

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2008. The weighted average interest rate charged as of June 30, 2008 was 5.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

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

During the six months ended June 30, 2008, the Company entered into an interest rate swap that expires in March 2012, with a $25.0 million notional value, effectively locking in a rate of 3.1%. As of June 30, 2008, the Company held interest rate swaps of $500.0 million in notional value with an overall weighted average fixed interest rate of 4.8%. At June 30, 2008, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. Included in Accumulated Other Comprehensive Income at June 30, 2008 and 2007 are unrealized losses, net of income taxes, totaling $9.6 million and unrealized gains, net of income taxes, totaling $2.2 million, respectively, related to these hedges. The income statement impact from interest rate hedges was a $2.9 million and $4.2 million increase in interest expense for the three and six months ended June 30, 2008, respectively, and a $0.3 million and $0.6 million reduction in interest expense for the three and six months ended June 30, 2007, respectively. Total floorplan interest expense was $12.4 million and $11.5 million for the three months ended June 30, 2008 and 2007, respectively, and $24.4 million and $23.4 million for the six months ended June 30, 2008 and 2007, respectively.

7.	PROPERTY AND EQUIPMENT:

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	June 30,	December 31,
	in Years	2008	2007
		(In thousands)

Land	—	$198,575	$137,344
Buildings	30 to 40	215,149	168,763
Leasehold improvements	7 to 15	63,335	58,663
Machinery and equipment	7 to 20	61,553	57,079
Furniture and fixtures	3 to 10	64,963	60,978
Company vehicles	3 to 5	11,414	11,338
Construction in progress	—	37,249	30,558

Total		652,238	524,723
Less accumulated depreciation and amortization		109,785	97,500

Property and equipment, net		$542,453	$427,223

During the six months ended June 30, 2008, the Company incurred $115.0 million of capital expenditures, including $52.3 million for land, $34.6 million for existing buildings and $27.5 million for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, during the six months ended June 30, 2008, the Company acquired fixed assets of $16.7 million in connection with its dealership acquisitions. The Company financed the purchase of real

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estate during the first half of 2008 by drawing $54.6 million against the Mortgage Facility, based upon the applicable loan to value ratio, and through the execution of additional long-term notes payable of $33.6 million.

8.	FAIR VALUE MEASUREMENTS:

SFAS 157, which the Company prospectively adopted effective January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•	Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2 — quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

•	Level 3 — unobservable inputs based upon the reporting entity’s internally developed assumptions that market participants would use in pricing the asset or liability.

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

Also within its trust accounts, the Company holds investments in debt instruments, such as government obligations and other fixed income securities. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the SFAS 157 hierarchy framework.

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

The fair value of our short-term investments, debt securities and interest rate derivative instruments as of June 30, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Short-term investments	$2,454	$—	$—	$2,454
Debt securities	—	8,760	—	8,760

Total	$2,454	$8,760	$—	$11,214

Liabilities
Interest rate derivative financial instruments	$—	$(15,395)	$—	$(15,395)

9.	COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of litigation are included in Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations.

Through relationships with insurance companies, the Company’s dealerships sold credit insurance policies to its vehicle customers and received payments for these services. Recently, allegations have been made against insurance companies with which the Company does business that they did not have adequate monitoring processes in place and, as a result, failed to remit to policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of the Company’s dealerships have received notice from insurance companies advising that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. The commissions received on sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” As such, a portion of any payout would be offset against deferred revenue, while the remainder would be recognized as a finance and insurance chargeback expense. The Company anticipates paying some amount of claims in the future, though the exact amounts cannot be estimated with any certainty at this time.

Notwithstanding the foregoing, the Company is not party to any legal proceedings, including class action lawsuits to which the Company is a party that, individually or in the aggregate, are reasonably expected to have a

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material adverse effect on the results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublease to the dealership purchaser the subsidiaries’ interests in any real property leases associated with the dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under the assignments or subleases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with the assignments and subleases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under the assignments and subleases, and in some cases personal guarantees of the purchaser principal, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of the assignments and subleases were $33.8 million at June 30, 2008. The Company and its subsidiaries also may be called on to perform other obligations under the assignment and subleases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under the assignments and subleases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under the assignments and subleases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

2.25% Convertible Senior Notes due 2036	$282,214	$281,915
8.25% Senior Subordinated Notes due 2013	82,205	100,273
Acquisition Line (see Note 6)	50,000	135,000
Mortgage Facility (see Note 6)	182,706	131,317
Real estate notes and various notes payable, maturing in varying amounts through August 2018	39,946	11,014
Capital lease obligations related to real estate	41,827	27,579

	$678,898	$687,098
Less current maturities	13,667	12,260

	$665,231	$674,838

8.25% Senior Subordinated Notes

During the six months ended June 30, 2008, the Company repurchased $18.6 million par value of the 8.25% Senior Subordinated Notes and realized a net gain of approximately $0.4 million.

Acquisition Line

During the six months ended June 30, 2008, the Company repaid a net $85.0 million of the amounts borrowed under its Acquisition Line as of December 31, 2007.

Mortgage Facility

During the six months ended June 30, 2008, the Company borrowed $54.8 million under its Mortgage Facility to fund the acquisition of real estate related to several dealership facilities.

Real Estate Notes

During March 2008, the Company executed a series of four note agreements with a third-party financial institution for an aggregate principal of $18.6 million (the “March 2008 Real Estate Notes”), of which one matures in May 2010, and the remaining three mature in June 2010. The Real Estate Notes pay interest monthly at various rates ranging from approximately 5.2 to 7.0%. The proceeds from the March 2008 Real Estate Notes were utilized to facilitate the acquisition of a dealership-related building and the associated land. The cumulative balance of these notes total $18.4 million as of June 30, 2008.

During June 2008, the Company executed a bridge loan agreement with a third-party financial institution for an aggregate principal of approximately $15.0 million (the “June 2008 Real Estate Note”) that was scheduled to mature in September 2008. The June 2008 Real Estate Note paid interest monthly at an annual rate equal to LIBOR plus 1.5%. The proceeds from the June 2008 Real Estate Note were utilized to facilitate the acquisition of a dealership-related building and the associated land. In July 2008, the Company renegotiated the June 2008 Real Estate Note to extend the maturity date to July 2010 and amend the annual interest rate to LIBOR plus 1.65%.

Capital Leases

During the six months ended June 30, 2008, the Company sold and leased back the property and building related to one of its dealership facilities under a long-term lease arrangement with a third-party. In addition, the Company also sold and leased back property and buildings related to one of its dealership facilities under a long-term lease to a party that was formerly related to the Company, based upon contractual commitments entered into

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when the parties were related. The Company accounted for both of these leases as capital leases, resulting in the recognition of $14.7 million of capital lease assets and obligations, which are included in property and equipment and notes payable, respectively, in the Company’s Consolidated Balance Sheets.

11.	ACQUISITIONS AND DISPOSITIONS:

During the six months ended June 30, 2008, the Company acquired two automobile dealership franchises located in Austin, Texas, one automobile dealership franchise in Beverly Hills, California and two dealership franchises located in Annapolis, Maryland. Total consideration paid of $46.7 million consisted of $36.9 million to the sellers and $9.8 million to the sellers’ financing sources to pay off outstanding floorplan borrowings, which the Company replaced with borrowings from its Revolving Credit Facility. Of the $36.9 million paid to the sellers, $16.5 million was for land and buildings. The accompanying Consolidated Balance Sheet as of June 30, 2008, includes preliminary allocations of the purchase price for all of the acquired assets and liabilities assumed based on their estimated fair market values at the dates of acquisition and, are subject to final adjustment.

Also, during the six months ended June 30, 2008, the Company disposed of nine automobile dealership franchises for total consideration of $1.9 million. See Note 12 for additional information regarding discontinued operations.

12.	DISCONTINUED OPERATIONS:

On June 30, 2008, the Company sold three dealerships, with a total of seven franchises, in Albuquerque, New Mexico (the “Disposed Dealerships”), constituting the Company’s entire dealership holdings in that market. The disposal transaction resulted in a pre-tax loss of $0.7 million. The Disposed Dealerships are presented in the Company’s financial statements as discontinued operations. Revenues, cost of sales, operating expenses and income taxes attributable to the Disposed Dealerships have been aggregated to a single line in the Company’s Consolidated Statement of Operations for all periods presented, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Revenues	$23,009	$33,313	$49,192	$67,649
Loss on the sale of discontinued operations before income taxes	(2,367)	(106)	(3,481)	(381)
Income tax benefit	1,091	31	1,478	123

Net loss from discontinued operations	$(1,276)	$(75)	$(2,003)	$(258)

Assets and liabilities of the Disposed Dealerships have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheet for all periods presented, as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Current assets	$—	$28,515
Property, plant, and equipment, net	—	2,015
Other long term assets	—	1
Current liabilities	—	(27,317)
Other long term liabilities	—	(7,863)

Net liabilities of discontinued operations	$—	$(4,649)

The Company allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following tables include condensed consolidating financial information as of June 30, 2008, and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007, for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Senior Subordinated Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
			(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,968	$—	$—	$39,410	$558
Accounts and other receivables, net	230,997	—	—	225,093	5,904
Inventories	934,706	—	—	911,299	23,407
Deferred and other current assets	41,219	—	—	28,887	12,332

Total current assets	1,246,890	—	—	1,204,689	42,201
PROPERTY AND EQUIPMENT, net	542,453	—	—	514,534	27,919
GOODWILL AND OTHER INTANGIBLES	807,692	—	—	799,204	8,488
INVESTMENT IN SUBSIDIARIES	—	(968,732)	968,732	—	—
OTHER ASSETS	25,961	—	2,891	4,518	18,552

Total assets	$2,622,996	$(968,732)	$971,623	$2,522,945	$97,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$755,009	$—	$—	$751,906	$3,103
Floorplan notes payable — manufacturer affiliates	168,901	—	—	160,209	8,692
Current maturities of long-term debt	13,667	—	—	13,429	238
Accounts payable	110,321	—	—	94,711	15,610
Intercompany accounts payable	—	—	245,368	(245,381)	13
Accrued expenses	101,760	—	—	100,031	1,729

Total current liabilities	1,149,658	—	245,368	874,905	29,385
LONG TERM DEBT, net of current maturities	665,231	—	—	665,022	209
LIABILITIES FROM INTEREST RISK MANAGEMENT ACTIVITIES	15,395	—	—	15,395	—
DEFERRED AND OTHER LIABILITIES	61,861	—	—	59,846	2,015
DEFERRED REVENUES	13,693	—	—	1,916	11,777

Total liabilities	1,905,838	—	245,368	1,617,084	43,386

STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	717,158	(968,732)	726,255	905,861	53,774

Total liabilities and stockholders’ equity	$2,622,996	$(968,732)	$971,623	$2,522,945	$97,160

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc	Subsidiaries	Subsidiaries
			(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,248	$—	$—	$33,666	$582
Accounts and other receivables, net	272,098	—	—	266,844	5,254
Inventories	878,168	—	—	859,396	18,772
Assets related to discontinue operations	30,531	—	—	30,531	—
Deferred and other current assets	47,938	—	—	34,984	12,954

Total current assets	1,262,983	—	—	1,225,421	37,562
PROPERTY AND EQUIPMENT, net	427,223	—	—	399,148	28,075
GOODWILL AND OTHER INTANGIBLES	787,245	—	—	778,793	8,452
INVESTMENT IN SUBSIDIARIES	—	(781,792)	781,792	—	—
OTHER ASSETS	28,730	—	2,884	4,854	20,992

Total assets	$2,506,181	$(781,792)	$784,676	$2,408,216	$95,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$648,469	$—	$—	$648,469	$—
Floorplan notes payable — manufacturer affiliates	170,911	—	—	162,219	8,692
Current maturities of long-term debt	12,260	—	—	8,000	4,260
Accounts payable	111,458	—	—	99,259	12,199
Intercompany accounts payable	—	—	100,195	(100,195)	—
Liabilities related to discontinued operations	35,180	—	—	35,180	—
Accrued expenses	100,000	—	—	98,746	1,254

Total current liabilities	1,078,278	—	100,195	951,678	26,405
LONG TERM DEBT, net of current maturities	674,838	—	—	674,567	271
LIABILITIES FROM INTEREST RISK MANAGEMENT ACTIVITIES	16,188	—	—	16,188	—
DEFERRED AND OTHER LIABILITIES	35,865	—	—	33,966	1,899
DEFERRED REVENUES	16,531	—	—	2,098	14,433

Total liabilities before deferred revenues	1,821,700	—	100,195	1,678,497	43,008

STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	684,481	(781,792)	684,481	729,719	52,073

Total liabilities and stockholders’ equity	$2,506,181	$(781,792)	$784,676	$2,408,216	$95,081

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30,
2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

Revenue	$1,583,115	$—	$—	$1,534,759	$48,356
Cost of sales	1,331,704	—	—	1,289,734	41,970

Gross profit	251,411	—	—	245,025	6,386
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	195,337	—	462	189,979	4,896
DEPRECIATION AND AMORTIZATION EXPENSE	6,497	—	—	6,150	347

INCOME (LOSS) FROM OPERATIONS	49,577	—	(462)	48,896	1,143
OTHER INCOME (EXPENSE) Floorplan interest expense	(12,392)	—	—	(12,092)	(300)
Other interest expense, net	(7,066)	—	—	(7,012)	(54)
Other income, net	(36)	—	—	(26)	(10)
Equity in earnings of subsidiaries	—	(17,678)	17,678	—	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	30,083	(17,678)	17,216	29,766	779
PROVISION FOR INCOME TAXES	11,591		—	11,315	276

NET INCOME FROM CONTINUING OPERATIONS	18,492	(17,678)	17,216	18,451	503
LOSS RELATED TO DISCONTINUED OPERATIONS	(1,276)	—	—	(1,276)	—

NET INCOME	$17,216	$(17,678)	$17,216	$17,175	$503

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2007

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

Revenue	$1,646,277	$—	$—	$1,598,160	$48,117
Cost of sales	1,394,100	—	—	1,352,166	41,934

Gross profit	252,177	—	—	245,994	6,183
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	191,998		357	186,081	5,560
DEPRECIATION AND AMORTIZATION EXPENSE	5,103	—	—	4,713	390

ASSET IMPAIRMENTS	356		—	356	—

INCOME (LOSS) FROM OPERATIONS	54,720	—	(357)	54,844	233
OTHER INCOME (EXPENSE)
Floorplan interest expense	(11,477)	—	—	(11,268)	(209)
Other interest expense, net	(6,141)	—	—	(6,002)	(139)
Loss on redemption of senior subordinated notes	—	—	—	—	—
Other income, net	95	—	—	95	—
Equity in earnings of subsidiaries	—	(24,573)	24,573	—	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	37,197	(24,573)	24,216	37,669	(115)
PROVISION FOR INCOME TAXES	12,908	—	—	12,937	(29)

INCOME FROM CONTINUING OPERATIONS	24,289	(24,573)	24,216	24,732	(86)
LOSS RELATED TO DISCONTINUED OPERATIONS	(73)	—	—	(73)	—

NET INCOME	$24,216	$(24,573)	$24,216	$24,659	$(86)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

Revenue	$3,086,378	$—	$—	$2,991,543	$94,835
Cost of sales	2,587,388	—	—	$2,505,202	82,186

Gross profit	498,990	—	—	486,341	12,649
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	390,399	—	886	379,747	9,766
DEPRECIATION AND AMORTIZATION EXPENSE	12,315	—	—	11,577	738

INCOME (LOSS) FROM OPERATIONS	96,276	—	(886)	95,017	2,145
OTHER INCOME (EXPENSE)
Floorplan interest expense	(24,400)	—	—	(23,823)	(577)
Other interest expense, net	(14,904)	—	—	(14,729)	(175)
Gain on redemption of senior subordinated notes	409	—	—	409	—
Other income, net	314	—	—	314	—
Equity in earnings of subsidiaries	—	(34,478)	34,478	—	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,695	(34,478)	33,592	57,188	1,393
PROVISION FOR INCOME TAXES	22,100	—	—	21,603	497

NET INCOME FROM CONTINUING OPERATIONS	35,595	(34,478)	33,592	35,585	896
LOSS RELATED TO DISCONTINUED OPERATIONS	(2,003)	—	—	(2,003)	—

NET INCOME	$33,592	$(34,478)	$33,592	$33,582	$896

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2007

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

Revenue	$3,134,678	$—	$—	$3,062,140	$72,538
Cost of sales	2,641,356	—	—	2,578,468	62,888

Gross profit	493,322	—	—	483,672	9,650
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	385,000		758	376,880	7,362
DEPRECIATION AND AMORTIZATION EXPENSE	9,838	—	—	9,325	513

ASSET IMPAIRMENTS	356		—	356	—

INCOME (LOSS) FROM OPERATIONS	98,128	—	(758)	97,111	1,775
OTHER INCOME (EXPENSE)
Floorplan interest expense	(23,388)	—	—	(23,105)	(283)
Other interest expense, net	(10,661)	—	—	(10,480)	(181)
Loss on redemption of senior subordinated notes	—	—	—	—	—
Other income, net	191	—	—	191	—
Equity in earnings of subsidiaries	—	(42,421)	42,421	—	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64,270	(42,421)	41,663	63,717	1,311
PROVISION FOR INCOME TAXES	22,349	—	—	21,922	427

INCOME FROM CONTINUING OPERATIONS	41,921	(42,421)	41,663	41,795	884
LOSS RELATED TO DISCONTINUED OPERATIONS	(258)	—	—	(258)	—

NET INCOME	$41,663	$(42,421)	$41,663	$41,537	$884

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008

	Total	Group 1	Guarantor	Non-Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$81,832	$(886)	$79,475	$3,243

Net cash provided by operating activities, from discontinued operations	(13,373)	—	(13,373)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(114,994)	—	(114,384)	(610)
Cash paid in acquisitions, net of cash received	(48,389)	—	(48,389)	—
Proceeds from sales of franchises, property and equipment	18,445	—	18,445	—
Other	1,088	—	416	672

Net cash used in investing activities	(143,850)	—	(143,912)	62

Net cash provided by investing activities, from discontinued operations	23,051	—	23,051	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	2,876,729	—	2,876,729	—
Repayments on credit facility — Floorplan Line	(2,771,438)	—	(2,771,438)	—
Borrowings on credit facility — Acquisition Line	65,000	—	65,000	—
Repayments on credit facility — Acquisition Line	(150,000)	—	(150,000)	—
Borrowings on mortgage facility	54,625	—	54,625	—
Principal payments on mortgage facilities	(3,236)	—	(3,236)	—
Borrowings of long-term debt	33,515	—	33,515	—
Repurchase of senior subordinated notes	(17,762)	—	(17,762)	—
Dividends paid	(6,483)	(6,483)	—	—
Proceeds from issuance of common stock to benefit plans	1,990	1,990	—	—
Borrowings on other facilities for acquisitions	1,490	—	1,490	—
Debt issue costs	(365)	—	(365)	—
Principal payments of long-term debt	(5,050)	—	(968)	(4,082)
Excess tax benefits from stock-based compensation	178	—	178	—
Borrowings (repayments) with subsidiaries	—	33,785	(33,760)	(25)
Investment in subsidiaries	—	(40,037)	39,228	809
Distributions to parent	—	11,631	(11,631)	—

Net cash provided by financing activities	79,193	886	81,605	(3,298)

Net cash used in financing activities from discontinued operations	(21,103)	—	(21,103)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30)	—	(32)	2

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,720	—	5,711	9
CASH AND CASH EQUIVALENTS, beginning of period	34,248	—	33,666	582

CASH AND CASH EQUIVALENTS, end of period	$39,968	$—	$39,377	$591

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007

	Total	Group 1	Guarantor	Non-Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$100,061	$(758)	$88,523	$12,296

Net cash provided by operating activities, from discontinued operations	$(3,551)		$(3,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(55,697)	—	(55,213)	(484)
Cash paid in acquisitions, net of cash received	(111,116)	—	(62,345)	(48,771)
Proceeds from sales of franchises	8,828	—	8,828	—
Proceeds from sales of property and equipment	839	—	839	—
Other	2,479	—	(27)	2,506

Net cash used in investing activities	(154,667)	—	(107,918)	(46,749)

Net cash provided by (use in) investing activities, from discontinued operations	(137)	—	(137)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	2,835,096	—	2,835,096	—
Repayments on credit facility — Floorplan Line	(2,813,998)	—	(2,813,998)	—
Borrowings of long-term debt related to real estate purchases	75,050		75,050	—
Repurchases of common stock, amounts based on settlement date	(16,003)	(16,003)	—	—
Dividends paid	(6,775)	(6,775)	—	—
Debt issue costs	(3,550)	—	(3,550)	—
Repayments on other facilities for divestitures	(2,498)	—	(2,498)	—
Proceeds from issuance of common stock to benefit plans	2,894	2,894	—	—
Principal payments of long-term debt	(521)	—	(509)	(12)
Excess tax benefits from stock-based compensation	103	—	103	—
Borrowings (repayments) with subsidiaries	—	51,154	(51,154)	—
Investment in subsidiaries	—	(85,007)	47,698	37,309
Distributions to parent	—	54,495	(51,695)	(2,800)

Net cash provided by financing activities	69,798	758	34,543	34,497

Net cash provided by (used in) financing activities, from discontinued operations	1,221	—	1,221	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9)	—	(27)	18

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,716	—	12,654	62
CASH AND CASH EQUIVALENTS, beginning of period	39,340	—	38,985	355

CASH AND CASH EQUIVALENTS, end of period	$52,056	$—	$51,639	$417

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we can not assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

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

These factors, as well as additional factors that could affect our operating results and performance are described in our 2007 Form 10-K, under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere within this quarterly report.

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

Overview

We are a leading operator in the $1.0 trillion automotive retailing industry. As of June 30, 2008, we owned and operated 98 automotive dealerships, 132 franchises and 24 collision service centers in the United States and three dealerships, six franchises and two collision centers in the United Kingdom. We market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom.

As of June 30, 2008, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (47 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to our Chief Executive Officer and a regional chief financial officer reporting directly to our Chief Financial Officer. In addition, our international operations consist of three dealerships in the United Kingdom also managed locally with direct reporting responsibilities to our corporate management team.

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

During the three months ended June 30, 2008, we disposed of certain operations that qualified for discontinued operations accounting treatment. The necessary reclassifications have been made to our 2007 Consolidated Statement of Operations for the three and six months ended June 30, 2007, as well as our 2007 Consolidated Statement of Cash Flows for the six months ended June 30, 2007, to reflect these operations as discontinued. In addition, we have made reclassifications to the Consolidated Balance Sheet as of December 31, 2007, which was derived from the audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”), to properly reflect the discontinued operations. For the three months ended June 30, 2008 and 2007, we reported net income from continuing operations of $18.5 million and $24.3 million, respectively, and diluted earnings per share of $0.82 and $1.02, respectively. For the six months ended June 30, 2008 and 2007, we reported net income from continuing operations of $35.6 million and $41.9 million, respectively, and diluted earnings per share of $1.57 and $1.75, respectively. Our results for the six months ended June 30, 2008 were negatively impacted by a $0.5 million after-tax charge related to the termination of a dealership facility lease in conjunction with the relocation of several of our dealership franchises from one to multiple facilities. Our results for the six months ended June 30, 2007 were negatively impacted by a

$2.8 million after-tax charge for payments made during the first and second quarters of 2007 in conjunction with the sale and lease termination of two of our domestic brand stores and a $0.2 million after-tax charge for the impairment of assets associated with one of the two stores.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Unit Sales
Retail Sales
New Vehicle	32,368	34,706	60,887	65,270
Used Vehicle	16,783	17,115	33,888	33,860

Total Retail Sales	49,151	51,821	94,775	99,130
Wholesale Sales	10,304	11,842	20,252	22,303

Total Vehicle Sales	59,455	63,663	115,027	121,433
Gross Margin
New Vehicle Retail	6.5%	6.7%	6.5%	6.8%
Used Vehicle	8.6%	9.1%	8.8%	9.7%
Parts and Service	53.8%	54.6%	54.3%	54.1%
Total Gross Margin	15.9%	15.3%	16.2%	15.7%
SG&A(1) as a % of Gross Profit	77.7%	76.1%	78.2%	78.0%
Operating Margin	3.1%	3.3%	3.1%	3.1%
Pretax Margin	1.9%	2.3%	1.9%	2.1%
Finance and Insurance
Revenues per Retail Unit Sold	$1,078	$1,004	$1,112	$1,020

(1)	Selling, general and administrative expenses.

Our consolidated new vehicle retail unit sales and operating results for the three and six months ended June 30, 2008 were negatively impacted by the sustained market weakness in several of the areas in which we operate, particularly in California and Florida. Further, we experienced a shift in consumer preference towards fuel-efficient vehicles, which has adversely impacted our truck-heavy brands (i.e., Ford, Dodge and Chevrolet) and our truck-dependent markets, especially in Texas and Oklahoma. These negative factors were partially offset by the continued strong performance in our Texas stores, where the economy is presently more robust, and in many of our stores in the Northeastern part of the country. We believe our performance is generally consistent with the national retail results of the brands we represent and the overall markets in which we operate. For the three and six months ended June 30, 2008, new vehicle unit sales were down 6.7% in both periods. New vehicle gross margin declined 20 and 30 basis points from the three and six months ended June 30, 2007 levels, respectively, to 6.5% for both comparable periods of 2008. Consolidated gross profit per new vehicle unit sold decreased from $1,997 and $2,033 per unit in the three and six months ended June 30, 2007, respectively, to $1,947 and $1,974 per unit in the comparable periods of 2008.

The rapid shift in customer preferences towards more fuel-efficient vehicles and a tougher financing environment with reduced loan-to-value ratios negatively affected our used vehicle results in the second quarter of 2008. Our consolidated used retail gross margin declined 90 basis points to 10.9% for the three months ended June 30, 2008, and our gross profit decreased 7.3% on 1.9% less retail unit sales. For the six months ended June 30, 2008, our used retail gross margin and gross profit declined 130 basis points and 5.9%, respectively, on about the same number of units. Recent revisions to our used vehicle selling practices, coupled with the expanded use of technology and software tools, have served to shift many traditional wholesale deals to retail sales. As a result, our used retail revenues increased 0.7% and 4.5% for the three and six months ended June 30, 2008, respectively, while our used wholesale revenues declined 17.3% and 12.9%, respectively, as we continue to aggressively pursue our strategy of selling more used units as retail sales and minimizing our less-profitable wholesale business. Our profitability per wholesale unit decreased for the three months ended June 30, 2008, from a $46 loss per wholesale unit to a $77 loss per unit. For the six months ended June 30, 2008, our profitability per wholesale unit declined from a profit of $29 per wholesale unit to a loss of $36 per unit.

Our consolidated parts and service gross profit improved 7.7% and 10.3% for the three and six months ended June 30, 2008, respectively, on a 9.2% and 9.8% increase in revenues for the comparable periods, bolstered by our recent initiatives designed to enhance our customers’ service experience and improve the profitability of this business. Our gross margin declined 80 basis points in the second quarter of 2008, as we grew the relatively less profitable portions of our parts and service business at a faster rate than we grew the more profitable segments. Gross margin was relatively unchanged for the first half of 2008.

Our consolidated finance and insurance (F&I) revenues per retail unit improved 7.4% in the second quarter of 2008 from $1,004 per retail unit sold in the second quarter of 2007 to $1,078, reflecting higher product penetration rates and an improved cost structure for our vehicle service contracts and other F&I products. These improvements were partially offset by the 5.2% decline in retail vehicle unit volume. Similarly, for the first half of 2008, we realized a 9.0% increase in F&I revenues per retail unit compared to 2007 to $1,112 per retail unit.

Our consolidated selling, general and administrative expenses (SG&A) increased 1.7% for the three months ended June 30, 2008, to $195.3 million, and increased 1.4% for the six months ended June 30, 2008, to $390.4 million with the increase in absolute expense more than explained by acquisitions. As a percentage of gross profit, SG&A increased 160 basis points from 76.1% during the second quarter of 2007, to 77.7% in 2008. For the first half of 2008, SG&A as a percent of gross profit increased 20 basis points to 78.2%. The increases in SG&A as a percent of gross profit for both the three and six month ended June 30, 2008, are primarily attributable to the decline in gross profit for both periods.

The combination of these factors contributed to a 20 basis point decline in our operating margin for the three months ended June 30, 2008 from 3.3% in 2007 to 3.1%. Our operating margin remained constant at 3.1% for the first six months of 2008 compared to 2007. Our floorplan interest expense increased 8.0% and 4.3% for the three and six months ended June 30, 2008, respectively. For the second quarter of 2008, our weighted average borrowings increased $242.4 million, while our weighted average floorplan interest rate, including the impact of our interest rate swaps, declined 129 basis points. Year to date, our weighted average borrowings increased $192.7 million, partially offset by a decline in our swap-adjusted weighted average floorplan interest rate of 120 basis points. Other interest expenses increased 15.1% in the second quarter of 2008 and 39.8% for the first half of 2008, primarily attributable to increased borrowings under the Acquisition Line of our Revolving Credit Facility and our Mortgage Facility. As a result, our pretax margin declined 40 basis points in the second quarter of 2008 from 2.3% in 2007 to 1.9% and decreased 20 basis points through the first six months of 2008 from 2.1% in 2007 to 1.9%.

We further address these items, and other variances between the periods presented, in the results of operations section below.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of our financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS 157 did not have a material effect on our results of operations or financial position. See Note 8 of the Consolidated Financial Statements for the application of SFAS 157 and further details regarding fair value measurement of our financial assets and liabilities as of June 30, 2008.

In November 2007, the FASB deferred for one year the implementation of SFAS 157 for non-financial assets and liabilities. At this time, we do not expect that the adoption of SFAS 157 for non-financial assets and financial liabilities will have a material impact on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. The more significant changes in the accounting for acquisitions that could impact us are:

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets,” or “FSP FAS 142-3,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 enhances the guidance over the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations”. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. The Company is currently evaluating the impact of this pronouncement on its determination and evaluation of the useful life as related to its intangible assets.

In May 2008, the FASB finalized FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including our 2.25% Convertible Senior Notes, due 2036 (“2.25% Convertible Notes”). For convertible debt instruments that may be settled entirely or partially in cash upon conversion, APB 14-1 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The adoption of APB 14-1 for our 2.25% Convertible Notes will require the equity component of the 2.25% Convertible Notes to be initially included in the paid-in-capital section of stockholders’ equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. APB 14-1 is not permitted to be adopted early and will be applied retrospectively to all periods presented. We continue to evaluate the impact that the adoption of APB 14-1 will have on its financial position and results of operations, but have preliminarily estimated that our Other Long-Term Debt will be initially reduced by approximately $110.0 million with a corresponding increase in Additional Paid In Capital, which will be amortized as an accretion to the value of the 2.25% Convertible Notes, thereby increasing our Other Interest Expense by an average of approximately $11.0 million per year, before income taxes, through the expected redemption of the 2.25% Convertible Notes.

In June 2008, the EITF reached a consensus on EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. EITF No. 03-6-1 clarifies when instruments granted in share-based payment transactions are participating securities prior to vesting, the impact of the shares should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. The consensus states all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 would apply retrospectively to all prior-period EPS data presented for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We are currently evaluating the impact of the adoption of EITF 03-6-1 on the Company, but, do not expect it will not have a material impact on our consolidated financial statements and related disclosures.

Critical Accounting Policies and Accounting Estimates

Our consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. During the three months ended June 30, 2008, we sold certain operations that qualified for discontinuing operations accounting and reporting treatment. We have made certain reclassifications to our 2007 Consolidated Statements of Operations and Cash Flows to reflect these operations as discontinued. In addition, we have made reclassifications to the Consolidated Balance Sheets as of December 31, 2007, which was derived from the audited Consolidated Balance Sheet included in our 2007 Form 10-K, to properly reflect the discontinued operations.

We disclosed our critical accounting policies and estimates in our 2007 Annual Report on Form 10-K. Other than these changes for discontinued operations, no significant changes have occurred since that time.

Results of Operations

The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2008 and 2007, of (i) our “Same Store” locations, (ii) those locations acquired or disposed of (“Transactions”) during the periods and (iii) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which we owned the dealership and, in the case of dispositions, ending with the last full month in which the dealership was owned. Same Store results also include the activities of our corporate office.

The following table summarizes our combined Same Store results for the three and six months ended June 30, 2008 as compared to 2007.

Total Same Store Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Revenues
New Vehicle Retail	$925,082	(9.9)%	$1,027,177	$1,764,524	(8.3)%	$1,925,178
Used Vehicle Retail	284,975	(2.0)%	290,730	566,337	0.5%	563,376
Used Vehicle Wholesale	64,403	(19.7)%	80,162	125,534	(16.8)%	150,945
Parts and Service	181,550	4.8%	173,294	357,557	4.8%	341,153
Finance, Insurance and Other	51,802	0.6%	51,518	102,902	2.9%	100,004

Total Revenues	1,507,812	(7.1)%	1,622,881	2,916,854	(5.3)%	3,080,656
Cost of Sales
New Vehicle Retail	866,013	(9.7)%	958,960	1,651,630	(8.0)%	1,794,762
Used Vehicle Retail	253,782	(1.1)%	256,583	503,248	1.6%	495,189
Used Vehicle Wholesale	65,160	(19.1)%	80,581	126,290	(15.8)%	150,046
Parts and Service	83,756	6.6%	78,597	163,548	4.3%	156,769

Total Cost of Sales	1,268,711	(7.7)%	1,374,721	2,444,716	(5.9)%	2,596,766

Gross Profit	$239,101	(3.7)%	$248,160	$472,138	(2.4)%	$483,890

Selling, General and Administrative Expenses	$186,513	(0.4)%	$187,309	$369,546	(0.3)%	$370,842
Depreciation and Amortization Expenses	$6,126	26.2%	$4,854	$11,342	21.1%	$9,363
Floorplan Interest Expense	$11,872	6.6%	$11,134	$23,079	2.0%	$22,630
Gross Margin
New Vehicle Retail	6.4%		6.6%	6.4%		6.8%
Used Vehicle	8.7%		9.1%	9.0%		9.7%
Parts and Service	53.9%		54.6%	54.3%		54.0%
Total Gross Margin	15.9%		15.3%	16.2%		15.7%
SG&A as a % of Gross Profit	78.0%		75.5%	78.3%		76.6%
Operating Margin	3.1%		3.5%	3.1%		3.4%
Finance and Insurance Revenues per Retail Unit Sold	$1,083	7.3%	$1,009	$1,121	9.2%	$1,027

The discussion that follows provides explanation for the significant variances noted above. Each table presents, by primary income statement line item, comparative financial and non-financial data for our Same Store locations, Transactions and the consolidated company for the three and six months ended June 30, 2008 and 2007.

New Vehicle Retail Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	31,466	(8.2)%	34,292	59,048	(8.3)%	64,372
Transactions	902		414	1,839		898

Total	32,368	(6.7)%	34,706	60,887	(6.7)%	65,270
Retail Sales Revenues
Same Stores	$925,082	(9.9)%	$1,027,177	$1,764,524	(8.3)%	$1,925,178
Transactions	46,199		12,372	95,538		27,815

Total	$971,281	(6.6)%	$1,039,549	$1,860,062	(4.8)%	$1,952,993
Gross Profit
Same Stores	$59,068	(13.4)%	$68,217	$112,894	(13.4)%	$130,416
Transactions	3,951		1,084	7,269		2,276

Total	$63,019	(9.1)%	$69,301	$120,163	(9.4)%	$132,692
Gross Profit per Retail Unit Sold
Same Stores	$1,877	(5.6)%	$1,989	$1,912	(5.6)%	$2,026
Transactions	$4,380		$2,618	$3,953		$2,535
Total	$1,947	(2.5)%	$1,997	$1,974	(2.9)%	$2,033
Gross Margin
Same Stores	6.4%		6.6%	6.4%		6.8%
Transactions	8.6%		8.8%	7.6%		8.2%
Total	6.5%		6.7%	6.5%		6.8%
Inventory Days’ Supply(1)
Same Stores	67	17.5%	57	67	17.5%	57
Transactions	57			57
Total	66	13.8%	58	66	13.8%	58

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

For the three months ended June 30, 2008, as compared to 2007, Same Store new vehicle unit sales and revenues declined 8.2% and 9.9%, respectively. Slowing economic conditions and declining consumer confidence impacted overall new vehicle demand in the United States and, on a regional basis, we experienced specific weakness in the California and Florida markets. Further, customer preferences have shifted away from less fuel-efficient vehicles. As a result, most segments of our new vehicle business were negatively impacted. Revenues from our truck-heavy domestic lines were down 33.0% in the second quarter of 2008, while our import and luxury brand revenues declined 3.5% and 1.5%, respectively. Overall, our Same Store unit sales of cars increased 2.0%, but our truck sales decreased 20.8% from the second quarter of 2007. Same Store gross profit per retail unit and gross margin declined 5.6% and 20 basis points, respectively, as the market conditions resulted in margin pressures for most of our major brands, especially in our domestic brands, which are heavily dependent on truck sales, and in the truck lines of our import brands.

The persistent economic slowdown through much of 2008 translated into declining new vehicle results for the six months ended June 30, 2008 as well. Our Same Store new vehicle unit sales and revenues decreased 8.3% for the first half of 2008, when compared to 2007, when we experienced sales decreases in our domestic, import and luxury brands. Same Store unit sales and revenues from our domestic brands declined 24.0% and 24.4%, respectively, in the first half of 2008, while import brands declined 4.4% and 4.0%, respectively, and luxury brands decreased 0.1% and 2.3%, respectively. Same Store gross profit per retail unit deteriorated 5.6% for the first six months of 2008. In addition, our Same Store gross margin declined 40 basis points for the six months ended June 30, 2008, as domestic, import and luxury brands all experienced a decrease from 2007 levels.

The following table sets forth our top 10 Same Store brands, based on retail unit sales volume:

Same Store New Vehicle Unit Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
Toyota	9,308	(10.8)%	10,439	17,359	(9.9)%	19,270
Nissan	3,781	(2.1)	3,863	7,226	(5.8)	7,673
Honda	4,132	17.1	3,529	7,152	10.4	6,480
Ford	2,392	(33.9)	3,618	5,058	(27.4)	6,967
BMW	2,131	7.4	1,985	3,631	3.2	3,520
Lexus	1,576	(12.0)	1,791	3,067	(9.5)	3,389
Dodge	1,077	(28.9)	1,515	2,286	(16.7)	2,744
Chevrolet	987	(26.0)	1,334	1,894	(27.5)	2,611
Mercedez-Benz	1,030	7.4	959	1,884	(3.3)	1,948
Acura	693	(12.7)	794	1,376	(9.1)	1,514
Other	4,359	(2.4)	4,465	8,115	(1.7)	8,256

Total	31,466	(8.2)	34,292	59,048	(8.3)	64,372

Although our overall Same Store brand sales experienced year-over-year declines, certain nameplates exceeded prior-year sales, highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands that we sell. With the shift in customer preferences mentioned earlier, we experienced double-digit percentage point declines in our truck-heavy domestic brands for the three and six months ended June 30, 2008, but realized an improvement in the more fuel-efficient Honda brand vehicles. In addition, we continue to see stable sales growth of many of our luxury lines. We anticipate that total industrywide sales of new vehicles throughout 2008 will be lower than 2007 and remain highly competitive. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. We have put into place interest rate swaps with an aggregate notional amount of $500.0 million as of June 30, 2008, at a weighted average interest rate of 4.8%. We record the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively fixing a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in a declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 103.9% in the third quarter of 2005 to 63.3% in the second quarter of 2008. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total consolidated assistance recognized in cost of goods sold during the three months ended June 30, 2008 and 2007 was $7.8 million and $9.7 million, respectively, while the consolidated assistance for the six months ended June 30, 2008 and 2007 was $15.6 million and 18.5 million, respectively.

Finally, our consolidated days’ supply of new vehicle inventory grew to 66 days at June 30, 2008 from 62 days at December 31, 2007 and 58 days at June 30, 2007. Declining new vehicle unit sales resulted in a spike in the days’ supply, particularly in our domestic brand vehicles.

Used Vehicle Retail Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	16,356	(2.4)%	16,759	32,756	(0.8)%	33,013
Transactions	427		356	1,132		847

Total	16,783	(1.9)%	17,115	33,888	0.1%	33,860
Retail Sales Revenues
Same Stores	$284,975	(2.0)%	$290,730	$566,337	0.5%	$563,376
Transactions	13,618		5,920	36,251		13,275

Total	$298,593	0.7%	$296,650	$602,588	4.5%	$576,651
Gross Profit
Same Stores	$31,193	(8.7)%	$34,147	$63,089	(7.5)%	$68,187
Transactions	1,208		819	2,894		1,957

Total	$32,401	(7.3)%	$34,966	$65,983	(5.9)%	$70,144
Gross Profit per Retail Unit Sold Same Stores	$1,907	(6.4)%	$2,038	$1,926	(6.7)%	$2,065
Transactions	$2,829		$2,301	$2,557		$2,311
Total	$1,931	(5.5)%	$2,043	$1,947	(6.0)%	$2,072
Gross Margin
Same Stores	10.9%		11.7%	11.1%		12.1%
Transactions	8.9%		13.8%	8.0%		14.7%
Total	10.9%		11.8%	10.9%		12.2%

Used Vehicle Wholesale Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Wholesale Unit Sales
Same Stores	10,068	(13.4)%	11,632	19,608	(9.9)%	21,773
Transactions	236		210	644		530

Total	10,304	(13.0)%	11,842	20,252	(9.2)%	22,303
Wholesale Sales Revenues
Same Stores	$64,403	(19.7)%	$80,162	$125,534	(16.8)%	$150,945
Transactions	3,093		1,428	9,189		3,801

Total	$67,496	(17.3)%	$81,590	$134,723	(12.9)%	$154,746
Gross Profit (Loss)
Same Stores	$(757)	(80.7)%	$(419)	$(756)	(184.1)%	$899
Transactions	(37)		(130)	21		(250)

Total	$(794)	(44.6)%	$(549)	$(735)	(213.3)%	$649
Wholesale Profit (Loss) per Wholesale Unit Sold
Same Stores	$(75)	(108.3)%	$(36)	$(39)	(195.1)%	$41
Transactions	$(157)		$(619)	$33		$(472)
Total	$(77)	(67.4)%	$(46)	$(36)	(224.1)%	$29
Gross Margin
Same Stores	(1.2)%		(0.5)%	(0.6)%		0.6%
Transactions	(1.2)%		(9.1)%	0.2%		(6.6)%
Total	(1.2)%		(0.7)%	(0.5)%		0.4%

Total Used Vehicle Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Used Vehicle Unit Sales
Same Stores	26,424	(6.9)%	28,391	52,364	(4.4)%	54,786
Transactions	663		566	1,776		1,377

Total	27,087	(6.5)%	28,957	54,140	(3.6)%	56,163
Sales Revenues
Same Stores	$349,378	(5.8)%	$370,892	$691,871	(3.1)%	$714,321
Transactions	16,711		7,348	45,440		17,076

Total	$366,089	(3.2)%	$378,240	$737,311	0.8%	$731,397
Gross Profit
Same Stores	$30,436	(9.8)%	$33,728	$62,333	(9.8)%	$69,086
Transactions	1,171		689	2,915		1,707

Total	$31,607	(8.2)%	$34,417	$65,248	(7.8)%	$70,793
Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,152	(3.0)%	$1,188	$1,190	(5.6)%	$1,261
Transactions	$1,766		$1,217	$1,641		$1,240
Total	$1,167	(1.9)%	$1,189	$1,205	(4.4)%	$1,260
Gross Margin
Same Stores	8.7%		9.1%	9.0%		9.7%
Transactions	7.0%		9.4%	6.4%		10.0%
Total	8.6%		9.1%	8.8%		9.7%
Inventory Days’ Supply(1)
Same Stores	28	(3.4)%	29	28	(3.4)%	29
Transactions	41			41
Total	28	(3.4)%	29	28	(3.4)%	29

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The same economic and consumer confidence issues that have slowed our new vehicle business have also negatively impacted used vehicle sales. As a result, our Same Store used retail unit sales declined 2.4% to 16,356 units for the second quarter of 2008 and our Same Store used retail revenues decreased $5.7 million, or 2.0%, to $285.0 million. For the six months ended June 30, 2008, we experienced a 0.8% decrease in Same Store used retail unit sales, while revenues improved by 0.5%.

Our continued focus on used vehicle sales and inventory management processes has intentionally shifted our used vehicle sales mix from the wholesale business to the traditionally more profitable retail sales. Correspondingly, our Same Store wholesale unit sales declined again in the second quarter of 2008 by 13.4% from 2007 to 10,068, while Same Store wholesale revenues decreased $15.8 million, or 19.7%, to $64.4 million for the three months ended June 30, 2008. For the six months ended June 30, 2008, Same Store wholesale unit sales declined 9.9% to 19,608 and revenues decreased 16.8% to $125.5 million.

A tougher financing environment negatively impacted the profitability of our used vehicle business, as lenders increased their stipulations for loan approvals, required larger down payments and, more importantly, reduced loan-to-value ratios. The reduction in loan-to-value ratios had the largest impact on customers trading in units that are in negative equity positions as it limited our flexibility in getting the customer approved for financing and, correspondingly, pressured our margins. In addition, the shift in customer preferences away from trucks and other less fuel-efficient vehicles, which are traditionally more profitable, placed added pressure on our overall used vehicle profits. We have also placed added emphasis on selling these trucks and less fuel-efficient vehicles as retail units versus wholesale units, which has resulted in a further reduction in retail margins. As a result, our Same Store retail used vehicle gross profit per retail unit sold decreased 6.4% for the three months ended June 30, 2008 to $1,907 and our Same Store used retail gross margin declined 80 basis points from 11.7% in 2007 to 10.9% in 2008. For the six months ended June 30, 2008, our Same Store gross profit per used retail unit declined 6.7% to $1,926, while gross margin decreased 100 basis points to 11.1% compared to 2007.

A decrease in market value of trucks and less fuel-efficient vehicles, coupled with the shift in business mix from wholesale to retail, negatively affected the profitability of our wholesale used vehicle business, which declined from a loss per unit sold of $36 on a Same Store basis for the second quarter of 2007 to a loss per unit sold of $75 in the second quarter of 2008. For the six months ended June 30, 2007, we realized a Same Store wholesale gross profit per unit sold of $41, but the profitability of this segment shifted to a loss per unit sold of $39 for the first half of 2008.

We continue to see positive trends in our certified pre-owned (CPO) unit volume. CPO units increased on a Same Store basis to 32.2% of total Same Store used retail units for the three months ended June 30, 2008 from 28.1% of total used retail units for the three months ended March 31, 2008 and from 23.6% for the three months ended June 30, 2007.

Our days’ supply of used vehicle inventory was at 28 days at June 30, 2008, a decrease of seven days from December 31, 2007, and a decrease of one day from June 30, 2007. We continuously work to optimize our used vehicle inventory levels and, as such, will evaluate our used vehicle inventory level in the coming months to provide adequate supply and selection. Currently, we are comfortable with our overall used vehicle inventory levels, given the current and projected selling environment.

Parts and Service Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Parts and Service Revenues
Same Stores	$181,550	4.8%	$173,294	$357,557	4.8%	$341,153
Transactions	11,203		3,143	26,032		8,047

Total	$192,753	9.2%	$176,437	$383,589	9.8%	$349,200
Gross Profit
Same Stores	$97,794	3.3%	$94,698	$194,009	5.2%	$184,384
Transactions	5,999		1,710	14,154		4,365

Total	$103,793	7.7%	$96,408	$208,163	10.3%	$188,749
Gross Margin
Same Stores	53.9%		54.6%	54.3%		54.0%
Transactions	53.5%		54.4%	54.4%		54.2%
Total	53.8%		54.6%	54.3%		54.1%

We introduced several initiatives in 2007 and the first half of 2008 that were designed to improve the results of our parts and service business. These initiatives have begun to gain traction and, as a result, our Same Store parts and service revenues increased 4.8% for both the three and six months ended June 30, 2008 as compared to 2007. For the second quarter of 2008, we realized Same Store revenue improvements in each of our parts and service business segments. Our Same Store customer-pay (non-warranty) revenues improved 3.9% in the second quarter of 2008, while our warranty-related parts and service sales increased 2.0%, our collision revenues improved 9.8% and our wholesale parts sales increased 6.3%. Likewise, for the first half of 2008, we generated a 5.9% improvement in our Same Store customer-pay (non-warranty) parts and service sales, a 1.0% increase in warranty-related parts and service revenues, a 6.7% improvement in our collision business and a 4.8% increase in our wholesale parts sales from the comparable period in 2007.

Within the improvements in our customer-pay parts and service business, we realized an increase in both our import and luxury brands, which was partially offset by a decline in customer-pay parts and service revenues for our domestic brands. These trends largely reflect the declining units in operations experienced by these brands nationally in previous years. On a year-to-date basis, Same Store customer-pay parts and service revenues were improved in our domestic, import and luxury brands.

Increases in our Same Store warranty-related parts and service revenues within both our domestic and import brands for the three months ended June 30, 2008 were slightly offset by a decline in our warranty-related parts and service revenues from luxury brands. Our Same Store results in the warranty-related parts and service business for the first half of 2008 mirrored our second quarter of 2008 performance.

Our Same Store collision and wholesale parts sales also improved for the three and six months ended June 30, 2008 over the comparable periods in 2007 as we continue to execute on several strategies designed to expand these operations. In particular, we have realized improvements in our wholesale parts business in Oklahoma.

Same Store gross profit for the three and six months ended June 30, 2008 improved 3.3% and 5.2%, respectively, from the comparable period in 2007, reflecting improvements in each segment of our parts and service business over 2007 levels. Our Same Store parts and service margins declined 70 basis points for the three months ended June 30, 2008, as the growth in our collision and wholesale parts segments, which are the relatively lower margin segments, outpaced the growth in our customer-pay and warranty-related parts and service segments. For the six months ended June 30, 2008, our Same Store parts and service gross margin improved 30 basis points to 54.3%.

Finance and Insurance Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Retail New and Used Unit Sales
Same Stores	47,822	(6.3)%	51,051	91,804	(5.7)%	97,385
Transactions	1,329		770	2,971		1,745

Total	49,151	(5.2)%	51,821	94,775	(4.4)%	99,130
Retail Finance Fees
Same Stores	$17,742	(4.3)%	$18,538	$36,043	(4.2)%	$37,610
Transactions	732		249	1,642		500

Total	$18,474	(1.7)%	$18,787	$37,685	(1.1)%	$38,110
Vehicle Service Contract Fees
Same Stores	$20,346	(4.9)%	$21,397	$41,349	3.7%	$39,860
Transactions	190		160	354		292

Total	$20,536	(4.7)%	$21,557	$41,703	3.9%	$40,152
Insurance and Other
Same Stores	$13,714	18.4%	$11,583	$25,510	13.2%	$22,534
Transactions	268		124	518		292

Total	$13,982	19.4%	$11,707	$26,028	14.0%	$22,826
Total
Same Stores	$51,802	0.6%	$51,518	$102,902	2.9%	$100,004
Transactions	1,190		533	2,514		1,084

Total	$52,992	1.8%	$52,051	$105,416	4.3%	$101,088

Finance and Insurance
Revenues per Unit Sold
Same Stores	$1,083	7.3%	$1,009	$1,121	9.2%	$1,027
Transactions	$895		$692	$846		$621
Total	$1,078	7.4%	$1,004	$1,112	9.0%	$1,020

Increases in product penetration rates and lower costs for F&I products sold allowed us to more than offset lower volumes and grow F&I revenues. As a result, despite the challenges posed by the depressed retail environment, our Same Store finance and insurance revenues improved 0.6% and 2.9% for the three and six months ended June 30, 2008, respectively, as compared to 2007, and our Same Store revenues per unit sold increased 7.3% and 9.2%, respectively.

During the three and six months ended June 30, 2008, our Same Store retail finance fee income closely correlated with our retail unit sales experience, declining 4.3% and 4.2%, respectively, despite an improvement in penetration rates for both periods.

We continue to make improvements to the cost structure of most of our vehicle service contract, insurance and other product offerings, resulting in higher income per contract for these products. However, for the second quarter of 2008, increases in income per contract and product penetration rates for our service contract offerings did not fully offset the impact of the decline in retail units, resulting in a 4.9% decline in our Same Store vehicle service contract fees. For the six months ended June 30, 2008, improved income per contract, as well as product penetration rates offset the decline in retail units, generating an increase in Same Store revenues from vehicle service contract fees of 3.7%.

Revenues from insurance and other F&I products rose 18.4% and 13.2% for the three and six months ended June 30, 2008 and 2007, respectively, primarily as a result of the improvements that we have made to the cost structure of many of these products, as well as improved product penetration rates.

Selling, General and Administrative Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Personnel
Same Stores	$111,992	(1.4)%	$113,576	$220,501	(2.3)%	$225,601
Transactions	5,408		2,082	12,773		4,930

Total	$117,400	1.5%	$115,658	$233,274	1.2%	$230,531
Advertising
Same Stores	$13,688	(8.1)%	$14,891	$26,414	(10.3)%	$29,446
Transactions	515		327	1,037		876

Total	$14,203	(6.7)%	$15,218	$27,451	(9.5)%	$30,322
Rent and Facility Costs
Same Stores	$22,400	(0.8)%	$22,574	$44,756	(0.4)%	$44,922
Transactions	492		726	1,544		1,855

Total	$22,892	(1.8)%	$23,300	$46,300	(1.0)%	$46,777
Other SG&A
Same Stores	$38,433	6.0%	$36,268	$77,875	9.9%	$70,873
Transactions	2,409		1,554	5,499		6,497

Total	$40,842	8.0%	$37,822	$83,374	7.8%	$77,370
Total SG&A
Same Stores	$186,513	(0.4)%	$187,309	$369,546	(0.3)%	$370,842
Transactions	8,824		4,689	20,853		14,158

Total	$195,337	1.7%	$191,998	$390,399	1.4%	$385,000

Total Gross Profit
Same Stores	$239,101	(3.7)%	$248,160	$472,138	(2.4)%	$483,890
Transactions	12,310		4,017	26,852		9,432

Total	$251,411	(0.3)%	$252,177	$498,990	1.1%	$493,322

SG&A as % of Gross Profit
Same Stores	78.0%		75.5%	78.3%		76.6%
Transactions	71.7%		116.7%	77.7%		150.1%
Total	77.7%		76.1%	78.2%		78.0%
Approximate Number of Full-Time Employees at June 30,	8,800		8,900	8,900		8,800

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. In such a case, however, it may take us several months to adjust our cost structure.

We continue to adjust our spending levels in response to the declining sales environment and slowing economic conditions in many of our markets, focusing on cost efficiencies and flexing certain variable costs. In addition, we are aggressively pursuing opportunities to take advantage of our size and negotiating leverage with our vendors. As a result, we reduced the absolute dollars of Same Store SG&A for the three and six months ended

June 30, 2008 by 0.4% and 0.3%, respectively, from comparable 2007 levels. Specifically, we made difficult but necessary changes to the personnel side of our organization in reaction to the declining new and used vehicle sales environment and, as a result, our Same Store personnel expenses declined by 1.4% and 2.3% for the three and six months ended, respectively, as compared to the same period in 2007. In addition, we decreased advertising expenses by 8.1% and 10.3% for the three and six months ended, respectively, as compared to the same period in 2007. Partially offsetting these expense declines, our Same Store other SG&A expenses increased 6.0% to $38.4 million and 9.9% to $77.9 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, as a result of additional legal services, higher delivery and freight costs, as well as outside services utilized in the implementation of several key business strategies designed to improve our overall performance and profitability.

Despite the improvements that we made in our spending levels, our Same Store SG&A increased as a percentage of gross profit from 75.5% and 76.6% for the three and six months ended June 30, 2007, respectively, to 78.0% and 78.3% in the comparable periods of 2008. The increase in SG&A as a percentage of gross profit was more than explained by the 3.7% and 2.4% decline in Same Store gross profit for the three and six months ended June 30, 2008, respectively.

Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Same Stores	$6,126	26.2%	$4,854	$11,342	21.1%	$9,363
Transactions	371		249	973		475

Total	$6,497	27.3%	$5,103	$12,315	25.2%	$9,838

Our Same Store depreciation and amortization expense increased in the second quarter and first half of 2008 by 26.2% and 21.1%, respectively, to $6.1 million and $11.3 million, respectively, primarily due to a similar increase in our gross property and equipment holdings of 24.3% from December 31, 2007, as we continue to strategically add dealership-related real estate to our long-lived asset portfolio and make improvements to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. We expect to continue to experience an increase in our depreciation expense as we execute our strategy to own more of the real estate associated with our dealership operations.

Floorplan Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Same Stores	$11,872	6.6%	$11,134	$23,079	2.0%	$22,630
Transactions	520		343	1,321		758

Total	$12,392	8.0%	$11,477	$24,400	4.3%	$23,388

Memo:
Manufacturer’s Assistance	$7,839	(19.3)%	$9,713	$15,565	(15.8)%	$18,491

Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases), plus a spread. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of June 30, 2008, we had interest rate swaps in place for an aggregate notional amount of $500.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.8%. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Our Same Store floorplan interest expense increased $0.7 million, or 6.6%, and $0.4 million, or 2.0%, during the three and six months ended June 30, 2008, respectively, compared to 2007. This increase in the second quarter of 2008 reflects a $205.2 million increase in our weighted average floorplan borrowings outstanding, partially offset by a 117 basis point decrease in our weighted average floorplan interest rates between the respective periods, including the impact of our interest rate swaps. Similarly, the Same Store increase in the first half of 2008 is attributable to a $156.7 million increase in our weighted average floorplan borrowings outstanding and was partially offset by a 113 basis point decrease in our weighted average floorplan interest rates, including the impact of our interest rate swaps.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, increased $0.9 million, or 15.1%, to $7.1 million for the three months ended June 30, 2008. This increase for the second quarter of 2008 is primarily attributable to a $169.0 million increase in our weighted average borrowings from the comparable period in 2007. Our weighted average borrowings increased as a result of borrowings associated with the execution of our strategy to own more of the dealership related real estate. Weighted average borrowings outstanding under our Mortgage Facility increased $115.3 million from June 30, 2007. Other real estate related borrowings increased $33.5 million from our balance at December 31, 2007. Further, our weighted average borrowings increased for the second quarter of 2008 as a result of our borrowings under the Acquisition Line of our Revolving Credit Facility, which were initiated to fund the acquisition of several dealership operations in the fourth quarter of 2007. Partially offsetting the increased interest expense from these borrowings, we have redeemed $55.1 million of our 8.25% Senior Subordinated Notes since the third quarter of 2007. For the six months ended June 30, 2008, other net interest expense increased $4.2 million, or 39.7%, to $14.9 million. This increase was primarily due to a $195.4 million increase in our weighted average borrowings outstanding between the respective periods.

Provision for Income Taxes

Our provision for income taxes from continuing operations decreased $1.3 million to $11.6 million for the three months ended June 30, 2008, from $12.9 million for the same period in 2007. Our provision for income taxes from continuing operations for the six months ended June 30, 2008 is consistent with the same period in 2007. For the three and six months ended June 30, 2008, our effective tax rate related to continuing operations increased to 38.5% and 38.3.%, respectively, from 34.7% and 34.8% for the same period in 2007, primarily due to the benefit received from tax-deductible goodwill associated with a dealership disposition in 2007, as well as changes in certain state tax rates and the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based upon current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for the remainder of 2008. If our capital expenditures or acquisition plans for 2008 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of June 30, 2008, our total cash on hand was $40.0 million. The balance of cash on hand excludes $15.8 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as our primary conduit for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected information regarding cash flows from continuing operations from our Consolidated Statement of Cash Flows:

	For the Six Months
	Ended
	June 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$81,832	$100,061
Net cash used in investing activities	(143,850)	(154,667)
Net cash provided by financing activities	79,193	69,798
Effect of exchange rate changes on cash	(30)	(9)

Net increase in cash and cash equivalents	$17,145	$15,183

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

Operating activities.  For the six months ended June 30, 2008, we generated $81.8 million in net cash, primarily driven by our net income from continuing operations for the first six months of 2008 of $35.6 million. Included in the net change in operating assets and liabilities, we used $44.3 million, net, to fund inventory purchases. As a substantial offset, we generated $44.2 million from the collection of vehicle receivables and contracts in transit.

For the six months ended June 30, 2007, we generated $100.1 million in net cash, primarily driven by net income from continuing operations of $41.9 million, and the net change in operating assets and liabilities of $32.3 million.

Investing activities.  During the first six months of 2008, we used approximately $143.9 million in investing activities. We used $115.0 million for capital expenditures, of which $52.3 million was for the purchase of land, $34.6 million was for the purchase of existing buildings and $27.5 million was for construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of our dealerships and facilities. In addition, we used $48.4 million in the acquisition of additional dealership operations and the associated real estate, net of cash received. As a partial offset, we generated $18.4 million from the sale of real estate associated with one of our dealership franchises and other property and equipment.

During the first six months of 2007, we used approximately $154.7 million in investing activities. We used $111.1 million for acquisitions, net of cash received, and $55.7 million for capital expenditures. Of the $111.1 million used for acquisitions, $78.5 million was paid to sellers, including $43.2 million for land and buildings, and $32.6 million was used to pay off the sellers’ floorplan borrowings. Approximately $9.5 million of the capital expenditures was for the purchase of land and $37.1 million was for the construction of new or expanded facilities. Partially offsetting these uses was approximately $9.7 million in proceeds from sales of franchises and other property and equipment.

Financing activities.  We generated approximately $79.2 million in financing activities during the six months ended June 30, 2008, of which $105.3 million related to net borrowings under our Revolving Credit Facility, $54.6 million related to additional borrowings under our Mortgage Facility to fund the acquisition of additional dealership-related real estate and $33.5 million related to borrowings under a separate loan agreement to fund the acquisition of real estate associated with our recently acquired dealership operations. Also, during the first half of 2008, we used a net $85.0 million to repay a portion of the outstanding balance on our Acquisition Line, $17.8 million in repurchases of a portion of our outstanding 8.25% Senior Subordinated Notes and $6.5 million to pay dividends to our stockholders.

We produced approximately $69.8 million in financing activities during the six months ended June 30, 2007, primarily from floorplan borrowings under our Revolving Credit Facility. Included in the amounts obtained in financing was $109.2 million borrowed to payoff the floorplan borrowings with DaimlerChrysler under a previous facility and $63.7 million from our mortgage facility.

Working Capital.  At June 30, 2008, we had $97.2 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we reborrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Credit Facilities.  Effective March 19, 2007, we entered into an amended and restated five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). We also have a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million Real Estate Credit Facility (the “Mortgage Facility”) for financing of real estate expansion, as well as arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable — credit facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable — manufacturer affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as Current Liabilities.

Revolving Credit Facility.  Our Revolving Credit Facility provides a total borrowing capacity of $1.35 billion and matures in March 2012. We can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be redesignated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, we capitalized $2.3 million of related costs that are being amortized over the term of the facility. In addition, we pay a commitment fee on the unused portion of the Acquisition Line. The first $37.5 million of available funds carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.35% to 0.50% per annum, depending on our leverage ratio.

As of June 30, 2008, after considering outstanding balances, we had $245.0 million of available floorplan capacity under the Floorplan Line. Included in the $245.0 million available balance under the Floorplan Line is $15.8 million of immediately available funds. In addition, the weighted average interest rate on the Floorplan Line was 3.4% as of June 30, 2008. We had $50.0 million outstanding in Acquisition Line borrowings at June 30, 2008. After considering $18.0 million of outstanding letters of credit, there was $282.0 million of available borrowing capacity under the Acquisition Line as of June 30, 2008. The weighted average interest rate on the Acquisition Line was 4.6% as of June 30, 2008. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, we are limited in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding stock, based primarily on our quarterly net income. Effective January 17, 2008, we amended the Revolving Credit Facility to, among other things, increase the limit on both the senior secured leverage and total leverage ratios, as well as to add a borrowing base calculation that governs the amount of borrowings available under the Acquisition Line. As of June 30, 2008, we were in compliance with these covenants. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

FMCC Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2008. We expect to renew the FMCC Facility upon its maturity. As of June 30, 2008, we had an outstanding balance of $123.5 million, with an available floorplan capacity of $176.5 million. This facility bears interest at a rate of Prime plus 100 basis points minus certain incentives. As of June 30, 2008, the interest rate on the FMCC Facility was 6.0%, before considering the applicable incentives. After considering all incentives received during 2008, the total cost to us for borrowings under the FMCC Facility approximates what the cost would be under the floorplan portion of the Revolving Credit Facility. We are required to maintain a $1.5 million balance in a restricted money market account as additional collateral under the FMCC Facility. This amount is reflected in prepaid expenses and other current assets on the accompanying 2008 and 2007 Consolidated Balance Sheets.

Mortgage Facility.  The Mortgage Facility is a five-year term real estate credit facility with Bank of America, N.A. that matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions. The proceeds of the Mortgage Facility are used primarily for acquisitions of real property and vehicle dealerships. At our option, any loan under the Mortgage Facility will bear interest at a rate equal to: (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. As of June 30, 2008, borrowings under the facility totaled $182.7 million, with $9.4 million recorded as a current maturity. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.

The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries also guarantee or are required to guarantee our Revolving Credit Facility. So long as no default exists, we are entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by us and located at or near a vehicle dealership operated by a subsidiary of ours or otherwise used or to be used by a vehicle dealership operated by a subsidiary of ours. As of June 30, 2008, available borrowings from the Mortgage Facility totaled $52.3 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. Effective as of January 16, 2008, we entered into an amendment to the Mortgage Facility to increase the senior secured leverage ratio. As of June 30, 2008, we were in compliance with all of these covenants.

Other Credit Facilities.  Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2008. The weighted average interest rate charged as of June 30, 2008 was 5.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of June 30, 2008:

	Total
Credit Facility	Commitment	Outstanding	Available
	(In thousands)

Floorplan Line(1)	$1,000,000	$755,009	$244,991
Acquisition Line(2)	350,000	68,000	282,000

Total Revolving Credit Facility	1,350,000	823,009	526,991
FMCC Facility	300,000	123,487	176,513
Mortgage Facility	235,000	182,706	52,294

Total Credit Facilities(3)	$1,885,000	$1,129,202	$755,798

(1)	The available balance at June 30, 2008 includes $15.8 million of immediately available funds.

(2)	The outstanding balance at June 30, 2008 includes $18.0 million of letters of credit.

(3)	Outstanding balance excludes $45.4 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of our credit facilities.

Uses of Liquidity and Capital Resources

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, significant growth in sales at an existing facility, manufacturer imaging programs, or new franchises being granted to us by a manufacturer. We project that our full year 2008 capital expenditures will be $55.0 million, as we expand or relocate existing facilities, add service capacity and perform manufacturer required imaging projects at some locations. This projection excludes acquisition related expenditures, as well as the cost to buy out leases on existing dealership sites and to repurchase real estate for future dealership sites.

Acquisitions.  Our acquisition target for 2008 is to complete strategic acquisitions that have approximately $200.0 million in expected annual revenues. We expect the cash needed to complete our acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, our Mortgage Facility and our Acquisition Line. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. Thus, our acquisition target of $200.0 million in revenues is expected to cost us between $40.0 and $50.0 million, excluding the amounts incurred to finance vehicle inventories and purchase related real estate.

Dividends.  During the first six months of 2008, our Board of Directors declared dividends of $0.14 per common share for the fourth quarter of 2007 and the first quarter of 2008. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $6.5 million in the first six months of 2008. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

Provisions of our Revolving Credit Facility and our 8.25% Senior Subordinated Notes require us to maintain certain financial ratios and limit the amount of disbursements, including dividends, we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of June 30, 2008, our 8.25% Senior Subordinated Notes, the most restrictive agreement with respect to such limits, restricted future dividends and stock repurchases to $27.3 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our Revolving Credit Facility matures in 2012 and our 8.25% Senior Subordinated Notes mature in 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2008, we had $755.0 million of variable-rate Floorplan Line borrowings outstanding and $50.0 million of variable-rate Acquisition Line borrowings outstanding under our Revolving Credit Facility, as well as $182.7 million of variable-rate borrowings outstanding under our Mortgage Facility. The variable rate associated with both lines of the Revolving Credit Facility and the Mortgage Facility are based upon LIBOR.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. The hedge instruments are designed to convert variable-rate borrowings under our Revolving Credit Facility and the Mortgage Facility to fixed-rate debt. These swaps were entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. As of June 30, 2008, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

In aggregate, as of June 30, 2008, we held interest rate swaps with aggregate notional amounts of $500.0 million and an overall weighted average fixed interest rate of 4.8%. The LIBOR rate declined during the three months ended June 30, 2008, from 2.7% at March 31, 2008, to 2.5% at June 30, 2008. These recent declines in the LIBOR rate have impacted the forward yield curves, associated with the fair value measurement of our interest rate derivative instruments, decreasing our liability from $33.4 million as of March 31, 2008, to $15.4 million as of June 30, 2008.

Additional information about our market sensitive financial instruments was provided in our 2007 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2008, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2007 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 4.	Submission of Matters to a Vote of Security Holders

At the May 22, 2008, Annual Meeting of Stockholders, our stockholders voted on two matters.

1. Election of two Class III Directors:

The stockholders elected two (2) nominees as Class III Directors for a three-year term based on the following voting results:

	Votes Cast
Nominees Elected	For	Withheld

Louis E. Lataif	20,373,551	423,462
Stephen D. Quinn	20,374,268	422,745

Our other continuing directors are:
John L Adams
Earl J. Hesterberg
Beryl Raff
J. Terry Strange
Max P. Watson, Jr.

2. Ratification of the appointment of Ernst & Young LLP:

The stockholders ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ended December 31, 2008. The results of the voting were as follows:

For	20,529,486
Against	262,344
Abstain	5,183

Item 6.	Exhibits

3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).
3.2		Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007).
11.1		Statement re: computation of earnings per share is included under Note 4 to the financial statements.
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date August 8, 2008

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).
3.2		Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007).
11.1		Statement re: computation of earnings per share is included under Note 4 to the financial statements.
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.