Form 10-Q
period 2008-09-30
GROUP 1 AUTOMOTIVE INC
filed 2008-11-07
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

(Registrant’s telephone number, including area code)
(713) 647-5700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 4, 2008, the registrant had 23,310,159 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,207	$34,248
Contracts-in-transit and vehicle receivables, net	89,511	189,400
Accounts and notes receivable, net	71,719	82,698
Inventories	856,921	878,168
Assets related to discontinued operations	—	30,531
Deferred income taxes	19,943	18,287
Prepaid expenses and other current assets	20,877	29,651

Total current assets	1,101,178	1,262,983

PROPERTY AND EQUIPMENT, net	536,942	427,223
GOODWILL	501,070	486,775
INTANGIBLE FRANCHISE RIGHTS	269,952	300,470
OTHER ASSETS	23,978	28,730

Total assets	$2,433,120	$2,506,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$697,399	$648,469
Floorplan notes payable — manufacturer affiliates	138,321	170,911
Current maturities of long-term debt	13,635	12,260
Accounts payable	94,114	111,458
Liabilities related to discontinued operations	—	35,180
Accrued expenses	99,711	100,000

Total current liabilities	1,043,180	1,078,278

LONG-TERM DEBT, net of current maturities	541,191	641,821
OTHER REAL ESTATE RELATED AND LONG-TERM DEBT, net of current maturities	36,587	6,104
CAPITAL LEASE OBLIGATIONS RELATED TO REAL ESTATE, net of current maturities	39,816	26,913
DEFERRED INCOME TAXES	20,406	6,849
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	17,627	16,188
OTHER LIABILITIES	32,493	29,016

Total liabilities before deferred revenues	1,731,300	1,805,169

DEFERRED REVENUES	11,826	16,531
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,561 and 25,532 issued, respectively	256	255
Additional paid-in capital	291,925	293,675
Retained earnings	506,067	502,783
Accumulated other comprehensive loss	(13,939)	(9,560)
Treasury stock, at cost; 2,248 and 2,427 shares, respectively	(94,315)	(102,672)

Total stockholders’ equity	689,994	684,481

Total liabilities and stockholders’ equity	$2,433,120	$2,506,181

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$877,669	$1,023,117	$2,737,732	$2,976,110
Used vehicle retail sales	262,443	288,420	865,031	865,071
Used vehicle wholesale sales	58,689	84,859	193,412	239,605
Parts and service sales	188,576	176,391	572,165	525,592
Finance, insurance and other, net	46,597	52,618	152,012	153,705

Total revenues	1,433,974	1,625,405	4,520,352	4,760,083
COST OF SALES:
New vehicle retail sales	821,964	954,434	2,561,863	2,774,735
Used vehicle retail sales	234,527	255,092	771,132	761,599
Used vehicle wholesale sales	59,623	86,264	195,081	240,361
Parts and service sales	88,241	78,323	263,667	238,774

Total cost of sales	1,204,355	1,374,113	3,791,743	4,015,469

GROSS PROFIT	229,619	251,292	728,609	744,614
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	189,209	193,511	579,608	578,511
DEPRECIATION AND AMORTIZATION EXPENSE	6,734	5,390	19,049	15,228
ASSET IMPAIRMENTS	48,086	346	48,086	702

INCOME (LOSS) FROM OPERATIONS	(14,410)	52,045	81,866	150,173
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(11,236)	(11,518)	(35,636)	(34,906)
Other interest expense, net	(7,199)	(5,695)	(22,103)	(16,356)
Gain (loss) on redemption of senior subordinated notes	495	(1,596)	904	(1,596)
Other income (loss), net	(41)	187	273	377

INCOME (LOSS) BEFORE INCOME TAXES	(32,391)	33,423	25,304	97,692
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(11,820)	12,592	10,280	34,940

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(20,571)	$20,831	$15,024	$62,752
DISCONTINUED OPERATIONS
Loss related to discontinued operations	—	(18)	(3,481)	(400)
Income tax benefit related to losses on discontinued operations	—	3	1,478	127

Loss from discontinued operations	—	(15)	(2,003)	(273)

NET INCOME (LOSS)	$(20,571)	$20,816	$13,021	$62,479

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$(0.91)	$0.90	$0.67	$2.66
Loss per share from discontinued operations	—	—	(0.09)	(0.01)

Earnings (loss) per share	$(0.91)	$0.90	$0.58	$2.65

Weighted average common shares outstanding	22,551	23,110	22,479	23,580
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$(0.91)	$0.90	$0.66	$2.64
Loss per share from discontinued operations	—	—	(0.09)	(0.01)

Earnings (loss) per share	$(0.91)	$0.90	$0.57	$2.63

Weighted average common shares outstanding	22,716	23,229	22,641	23,730
CASH DIVIDENDS PER COMMON SHARE	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,021	$62,479
Net loss from discontinued operations	2,003	273
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	48,086	702
Depreciation and amortization	19,049	15,228
Deferred income taxes	11,500	14,188
Excess tax benefits from stock-based compensation	276	(136)
Other	5,639	7,482
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	101,207	31,634
Accounts and notes receivable	10,693	(3,290)
Inventories	28,261	74,314
Prepaid expenses and other assets	18,320	12,493
Floorplan notes payable — manufacturer affiliates	(33,266)	(124,602)
Accounts payable and accrued expenses	(17,043)	17,157
Deferred revenues	(4,705)	(3,681)

Net cash provided by operating activities, from continuing operations	203,041	104,241

Net cash used in operating activities, from discontinued operations	(13,373)	(519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(130,283)	(118,868)
Cash paid in acquisitions, net of cash received	(48,678)	(111,394)
Proceeds from sales of franchises, property and equipment	23,778	16,888
Other	1,055	2,633

Net cash used in investing activities, from continuing operations	(154,128)	(210,741)

Net cash provided by (used in) investing activities, from discontinued operations	23,051	(153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	4,074,078	3,957,323
Repayments on credit facility — Floorplan Line	(4,026,396)	(3,811,850)
Repayments on credit facility — Acquisition Line	(220,000)	—
Borrowings on credit facility — Acquisition Line	100,000	—
Borrowings on mortgage facility	54,625	—
Borrowings of long-term debt related to real estate purchases	33,515	114,285
Repurchase of senior subordinated notes	(26,663)	(36,865)
Dividends paid	(9,737)	(10,176)
Principal payments of long-term debt	(6,199)	(2,446)
Principal payments on mortgage facility	(5,590)	—
Proceeds from issuance of common stock to benefit plans	2,746	4,150
Borrowings on other facilities for acquisitions	1,490	—
Repurchases of common stock, amounts based on settlement date	(776)	(63,038)
Debt issue costs	(365)	(3,630)
Excess tax benefits from stock-based compensation	(276)	136
Repayments on other facilities for divestitures	—	(2,498)

Net cash provided by (used in) financing activities, from continuing operations	(29,548)	145,391

Net cash provided by (used in) financing activities, from discontinued operations	(21,103)	2,267

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19	(27)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,959	40,459
CASH AND CASH EQUIVALENTS, beginning of period	34,248	39,340

CASH AND CASH EQUIVALENTS, end of period	$42,207	$79,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$65,658	$52,548
Income tax expenses, net of (refunds) received	$5,491	$8,357

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	on Interest	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
	(In thousands)

BALANCE, December 31, 2007	25,532	$255	$293,675	$502,783	$(10,118)	$(76)	$634	$(102,672)	$684,481
Comprehensive income:
Net income	—	—	—	13,021	—	—	—	—	13,021
Interest rate swap adjustment, net of tax provision of $540	—	—	—	—	(899)	—	—	—	(899)
Loss on investments, net of taxes of provision of $6	—	—	—	—	—	(8)	—	—	(8)
Unrealized loss on currency translation		—	—	—	—	—	(3,472)		(3,472)

Total comprehensive income									8,642
Purchases of treasury stock	—	—	—	—	—	—	—	(776)	(776)
Issuance of common and treasury shares to employee benefit plans	(216)	(2)	(8,960)	—	—	—	—	8,837	(125)
Proceeds from sales of common stock under employee benefit plans	155	2	2,573	—	—	—	—	296	2,871
Issuance of restricted stock	118	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(28)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,894	—	—	—	—	—	4,894
Tax benefit from options exercised and the vesting of restricted shares	—	—	(256)	—	—	—	—	—	(256)
Cash dividends	—	—	—	(9,737)	—	—	—	—	(9,737)

	25,561	$256	$291,925	$506,067	$(11,017)	$(84)	$(2,838)	$(94,315)	$689,994

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  BUSINESS AND ORGANIZATION:

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

As of September 30, 2008, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (46 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, the Company’s international operations consist of three dealerships in the U.K., which are managed locally with direct reporting responsibilities to the Company’s corporate management team.

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

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the financial statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

Reclassifications

During the nine months ended September 30, 2008, the Company disposed of certain operations that qualified for discontinued operations accounting treatment. In order to reflect these operations as discontinued, the necessary reclassifications have been made to the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2007, as well as the Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2007. In addition, the Company has made reclassifications to the Consolidated Balance Sheet as of December 31, 2007, which was derived from the audited Consolidated Balance Sheet included in the Company’s 2007 Form 10-K.

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

Goodwill

Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. The Company performs the annual impairment assessment of goodwill by reporting unit at the end of each calendar year using a fair-value based, two-step test, and performs an impairment assessment more frequently if events or circumstances occur at a reporting unit between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of September 30, 2008, the Company defined its reporting units as each of its three regions and the U.K.

In evaluating goodwill for impairment, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company is then required to proceed to step two of the impairment test. The second step involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. This allocation could result in assigning value to intangible assets not previously recorded separately from goodwill prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), which could result in less implied residual value assigned to goodwill. The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds the implied fair value, an impairment charge equal to the difference is recorded.

In completing step one of the impairment analysis, the Company uses a discounted cash flow approach to estimate the fair value of each reporting unit. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and the Company’s weighted average cost of capital. The Company also estimates residual values at the end of the forecast period and future capital expenditure requirements. Based upon indicators discussed in more detail in Note 5, the Company performed an impairment assessment in the third quarter of 2008. At September 30, 2008, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test described above. However, if in future periods, the Company determines the carrying amount of its net assets exceeds the respective fair value as a result of step one, the Company believes that the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of the franchise rights are not amortized.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that has been recorded by using a direct value method, discounted cash flow model as required by SFAS 141 and Emerging Issues Task Force No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”). Included in this “direct” analysis are assumptions, at a dealership level, regarding which cash flow streams are directly attributable to each dealership’s franchise rights, revenue growth rates, future gross margins and future selling, general and administrative expenses. Using an estimated weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, the Company calculates the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce.

Based upon potential impairment indicators identified, the Company performed an impairment assessment in the third quarter of 2008. Those indicators and the resulting impairment charge are discussed in more detail in Note 5.

Income Taxes

Currently, the Company operates in 15 states in the U.S. and three cities in the U.K. Each of these tax jurisdictions has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.

The effective income tax rate of 36.5% for the three months ended September 30, 2008 differed from the federal statutory rate of 35.0% due primarily to the taxes provided for the taxable state jurisdictions in which the Company operates and changes in the recoverability assumptions of certain state net operating losses in determining the tax benefit for the pretax loss from continuing operations. For the nine months ended September 30, 2008, the effective income tax rate of 40.6% of pretax income from continuing operations differed from the federal statutory rate of 35.0% also due primarily to the taxes provided for the taxable state jurisdictions in which the Company operates and changes in the recoverability assumptions of certain state net operating losses.

For the three months ended September 30, 2008, the Company’s effective tax rate related to continuing operations decreased to 36.5% from 37.7% for the same period in 2007. The decrease is primarily due to changes in certain state tax rates, the mix of pretax income from continuing operations from the taxable state jurisdictions in which the Company operates and changes in the recoverability assumptions of certain state net operating losses in determining the tax benefit for the pretax loss from continuing operations for the three months ended September 30, 2008. For the nine months ended September 30, 2008, the Company’s effective tax rate related to continuing operations increased to 40.6% from 35.8% for the same period a year ago. The increase is primarily due to the benefit received from tax-deductible goodwill associated with a dealership disposition in 2007, as well as, changes in certain state tax rates in 2008, the mix of pretax income from continuing operations from the taxable state jurisdictions in which the Company operates and changes in the recoverability assumptions of certain state net operating losses during 2008.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements (See Note 6 for additional information). No cumulative adjustment was required to effect the adoption of FIN 48.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment when evidence exists that the carrying value of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the Pound Sterling. The financial statements of all of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in Accumulated Other Comprehensive Income/(Loss) of Stockholders’ Equity.

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“SFAS 157-3”), which clarifies the application of SFAS No. 157, in a market that is not active and provides guidance in determining the fair value of financial assets when the market for that financial asset is not active. The application of SFAS 157-3 was effective upon issuance. SFAS 157-3 permits the use of broker quotes when performing the valuation of financial assets, however, requires management to utilize considerable judgment when market circumstances surrounding such quotes are based upon inactive market price quotes or trading activity levels which may not reflect the true value of market transactions. The Company has adopted SFAS 157-3 and determined it did not have a material effect on its current valuation methods and did not affect the Company’s results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but (i) emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and (ii) provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s results of operations or financial position. See Note 9 for additional information regarding the application of SFAS 157 and further details regarding fair value measurement of the Company’s financial assets and liabilities as of September 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use a fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. The Company adopted SFAS 159 effective January 1, 2008 and elected not to measure any of its currently eligible financial assets and liabilities at fair value.

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

SFAS 141 (R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. The Company is currently evaluating the impact of the adoption of SFAS 141(R) on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires disclosures of the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and disclosure of the affects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The statement encourages but does not require comparative disclosures for earlier periods at initial application. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that the future adoption of SFAS 161 will have on the disclosures contained within its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. SFAS 142-3 enhances the guidance over the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations.” SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The measurement provision of this standard will apply only to

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets acquired after the effective date. The Company is currently evaluating the impact of this pronouncement on its processes for determining and evaluating the useful life of its intangible assets.

In May 2008, the FASB finalized FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including the Company’s 2.25% Convertible Senior Notes due 2036 (“2.25% Convertible Notes”). For convertible debt instruments that may be settled entirely or partially in cash upon conversion, APB 14-1 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The adoption of APB 14-1 for the Company’s 2.25% Convertible Notes will require the equity component of the 2.25% Convertible Notes to be initially included in the paid-in-capital section of stockholders’ equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. APB 14-1 is not permitted to be adopted early and will be applied retrospectively to all periods presented. The Company continues to evaluate the impact that the adoption of APB 14-1 will have on its financial position and results of operations, but has preliminarily estimated that the Company’s Other Long-Term Debt will be initially reduced by approximately $110.0 million with a corresponding increase in Additional Paid In Capital, which will be amortized as an accretion to the value of the 2.25% Convertible Notes, thereby increasing the Company’s Other Interest Expense by an average of approximately $11.0 million per year, before income taxes, through the estimated redemption of the 2.25% Convertible Notes.

In June 2008, the EITF reached a consensus on EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF No. 03-6-1”). EITF No. 03-6-1 clarifies that when instruments granted in share-based payment transactions are participating securities prior to vesting, the impact of the shares should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” EITF No. 03-6-1 further specifies that the objective of EPS is to measure the performance of an entity over the reporting period. The consensus states all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends, which participate in undistributed earnings with common shareholders, should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 is to be applied retrospectively to all prior-period EPS data presented for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The Company is currently evaluating the impact of the adoption of EITF 03-6-1 on the Company’s financial statements, but at this time, does not expect that the adoption will have a material impact.

3.	STOCK-BASED COMPENSATION:

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

In March 2007, the Company’s Board of Directors adopted an amendment and restatement of the 1996 Stock Incentive Plan to, among other things, (i) rename the plan as the “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan” (the “Incentive Plan”), (ii) increase the number of shares of common stock available for issuance under the plan from 5.5 million to 6.5 million shares and (iii) extend the duration of the plan from March 9, 2014 to March 8, 2017. The Incentive Plan reserves shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) at the fair value of each stock option as of the date of grant and, stock appreciation rights, restricted stock, performance

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards, bonus stock and phantom stock awards at the market price at the date of grant to directors, officers and other employees of the Company and its subsidiaries. As of September 30, 2008, there were 1,747,470 shares available under the Incentive Plan for future grants of these awards.

Stock Option Awards

The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company has not issued stock option awards since November 2005. The following summary presents information regarding outstanding options as of September 30, 2008, and the changes during nine months then ended:

		Weighted
		Average
	Shares Under	Exercise Price
	Option	per Share

Outstanding at December 31, 2007	211,774	$28.33
Grants	—	—
Exercised	(7,000)	12.52
Canceled	(17,030)	29.84

Outstanding at September 30, 2008	187,744	28.76

Vested or expected to vest at September 30, 2008	187,135	28.30

Exercisable at September 30, 2008	169,264	$28.78

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

A summary of these awards as of September 30, 2008, and the changes during the nine months then ended, is as follows:

		Weighted
		Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2007	720,069	$37.40
Granted	117,874	24.51
Vested	(64,783)	30.00
Forfeited	(27,800)	39.05

Nonvested at September 30, 2008	745,360	$35.95

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. As of September 30, 2008, there were 334,407 shares remaining available for future issuance under the Purchase Plan. During the nine months ended September 30, 2008 and 2007, the Company issued 154,989 and 105,938 shares, respectively, of common stock to employees participating in the Purchase Plan.

All Stock-Based Payment Arrangements

Total stock-based compensation cost was $1.5 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively, and $4.9 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.4 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and $1.3 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively. Cash received from restricted stock awards vested and Purchase Plan purchases was $2.8 million and $4.2 million for the nine months ended September 30, 2008 and 2007, respectively. Additional paid-in capital was reduced by $0.3 million for the nine months ended September 30, 2008 for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Comparatively, for the nine months ended September 30, 2007, additional paid-in capital was increased by $0.2 million for the effect of tax deductions for options exercised and vesting of restricted shares that were in excess of the book expense previously recognized.

4.	EARNINGS PER SHARE:

Basic EPS is computed by dividing net income by the weighted average shares outstanding (excluding dilutive securities). Diluted EPS is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)

Net income (loss) from:
Continuing operations, net of income taxes	$(20,571)	$(20,571)	$20,831	$20,831
Discontinued operations, net of income taxes	—	—	(15)	(15)

Net income	$(20,571)	$(20,571)	$20,816	$20,816

Weighted average shares outstanding
Basic shares outstanding	22,551	22,551	23,110	23,110
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	—	165	—	119

Diluted shares outstanding	—	22,716	—	23,229

Earnings per share from:
Continuing operations, net of income taxes	$(0.91)	$(0.91)	$0.90	$0.90
Discontinued operations, net of income taxes	—	—	—	—

Net income	$(0.91)	$(0.91)	$0.90	$0.90

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)

Net income (loss) from:
Continuing operations, net of income taxes	$15,024	$15,024	$62,752	$62,752
Discontinued operations, net of income taxes	(2,003)	(2,003)	(273)	(273)

Net income	$13,021	$13,021	$62,479	$62,479

Weighted average shares outstanding
Basic shares outstanding	22,479	22,479	23,580	23,580
Dilutive effect of stock-based awards, net of assumed repurchase of treasury stock	—	162	—	150

Diluted shares outstanding	—	22,641	—	23,730

Earnings per share from:
Continuing operations, net of income taxes	$0.67	$0.66	$2.66	$2.64
Discontinued operations, net of income taxes	(0.09)	(0.09)	(0.01)	(0.01)

Net income	$0.58	$0.57	$2.65	$2.63

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards were $0.5 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company will be required to include the dilutive effect, if applicable, of the net shares issuable under its 2.25% Convertible Notes and the warrants sold in connection with the 2.25% Convertible Notes. Since the average price of the Company’s common stock for the three and nine months ended September 30, 2008, was less than $59.43, no net shares were issuable under the 2.25% Convertible Notes or the warrants.

5.	ASSET IMPAIRMENTS:

During the three months ended September 30, 2008, the Company recorded the following asset impairment charges, all of which are reflected in Asset Impairments in the accompanying Consolidated Statements of Operations:

•	The Company determined that the recent economic conditions and the resulting impact on the automotive retailing industry, as well as the uncertainty surrounding the going concern of the domestic automobile manufacturers indicated the potential impairment of its indefinite-lived intangible assets. In response to the identification of such triggering events, the Company performed an interim impairment assessment of its recorded values, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). And, as a result of this assessment, the Company determined that the fair values of certain of its indefinite-lived intangible franchise rights were less than their respective carrying values and recorded a pre-tax charge of $37.1 million, primarily related to its domestic brand franchises.

•	The Company also identified potential impairment indicators relative to certain of its real estate, primarily associated with domestic franchise terminations and other equipment holdings, after giving consideration to the likelihood that certain facilities would not be sold or used by a prospective buyer as an automobile

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dealership operation given current market conditions. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviewed the carrying value of such assets in comparison with the respective estimated fair market values, as determined by third-party appraisal and brokers’ opinions of value. Accordingly, the Company recorded an $11.0 million pre-tax asset impairment charge. The remaining carrying value of these assets as of September 30, 2008 was $18.7 million.

SFAS 142 requires an annual impairment analysis to be performed on all indefinite-lived intangible assets. The Company’s annual assessment date is in the fourth quarter of each year. Depending on the outlook for the economy at the time of the assessment, as well as the outlook for the automotive retailing industry and the Company’s ongoing operating results, additional impairments may be recognized when the Company performs its annual assessment.

6.	INCOME TAXES:

As discussed in Note 2, the Company adopted FIN 48 on January 1, 2007. No cumulative adjustment was required to effect the adoption of FIN 48. As of September 30, 2008, approximately $0.4 million of tax benefits, including $0.1 million of interest, remained unrecognized. The Company recognized $0.3 million of tax benefits during the nine months ended September 30, 2008, which were unrecognized as of December 31, 2007, based on the expiration of the relevant statute of limitations. All of the tax benefits unrecognized as of September 30, 2008, could potentially be recognized in the next 12 months based upon resolution with the relevant tax authorities or statute expirations.

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K., as a result of its dealership acquisitions in March 2007. Taxable years 2003 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

7.	CREDIT FACILITIES:

The Company has a $1.35 billion revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million real estate credit facility (the “Mortgage Facility”) for financing of real estate expansion, as well as, arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as Current Liabilities.

Revolving Credit Facility

Effective March 19, 2007, the Company amended and restated the Revolving Credit Facility to provide a total borrowing capacity of $1.35 billion for five years. The Company can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The first $37.5 million of available funds on the Acquisition Line carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.35% to 0.50% per annum, depending on the Company’s leverage ratio. The Floorplan Line requires a 0.20% commitment fee on the unused portion.

As of September 30, 2008, after considering outstanding balances, the Company had $302.6 million of available floorplan capacity under the Floorplan Line. Included in the $302.6 million available balance under the Floorplan Line is $6.5 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 4.6% as of September 30, 2008. Under the Acquisition Line, the Company had $15.0 million of outstanding borrowings at September 30, 2008. After considering $18.0 million of outstanding letters of credit, there was $317.0 million of available borrowing capacity as of September 30, 2008. The weighted average interest rate on the Acquisition Line was 4.8% as of September 30, 2008. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company. As of September 30, 2008, the Company was in compliance with these covenants. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Effective January 17, 2008, the Company amended the Revolving Credit Facility to, among other things, increase the limit on both the senior secured leverage and total leverage ratios, as well as to add a borrowing base calculation that governs the amount of borrowings available under the Acquisition Line.

FMCC Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2008. The Company expects to renew the FMCC Facility upon its maturity. As of September 30, 2008, the Company had an outstanding balance of $95.4 million with an available floorplan capacity of $204.6 million. As of September 30, 2008, the interest rate on the FMCC Facility was 6.0%, or Prime plus 100 basis points, before considering the applicable incentives. As of November 1, 2008, based upon terms of the FMCC Facility, the interest rate was increased to Prime plus 150 basis points minus certain incentives. After considering all incentives received during 2008, the total cost to the Company of borrowings under the FMCC Facility approximates what the cost would be under the Floorplan Line. The Company is required to maintain a $1.5 million balance in a restricted money market account as additional collateral under the FMCC Facility. This amount is

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in Prepaid expenses and other current assets on the accompanying 2008 and 2007 Consolidated Balance Sheets.

Mortgage Facility

The Mortgage Facility is a five-year term real estate credit facility with Bank of America, N.A. that matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions. The proceeds of the Mortgage Facility are used primarily for acquisitions of real property associated with the Company’s dealerships and other operations. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. As of September 30, 2008, borrowings under the facility totaled $180.4 million, with $9.4 million recorded as a Current Maturity of Long-Term Debt in the accompanying Consolidated Balance Sheet. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.

The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company that guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to (i) sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, (ii) remove it from the facility, (iii) repay in full the entire outstanding balance of the loan relating to such sold property, and then (iv) increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of September 30, 2008, available borrowings from the Mortgage Facility totaled $54.6 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of September 30, 2008, the Company was in compliance with all of these covenants. Effective as of January 16, 2008, the Company entered into an amendment to the Mortgage Facility to increase the senior secured leverage ratio.

Other Credit Facilities

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2008. The weighted average interest rate charged as of September 30, 2008 was 5.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

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

The Company accounts for these derivatives under SFAS 133, which establishes accounting and reporting standards for derivative instruments. The Company reflects the current fair value of all derivatives on its Consolidated Balance Sheet. The related gains or losses on these transactions are deferred in stockholders’ equity

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a component of Accumulated other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. Monthly contractual settlements of these swap positions are recognized as Floorplan interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges are designated as cash flow hedges.

During the three months ended September 30, 2008, the Company entered into an interest rate swap that expires in August 2011, with a $50.0 million notional value, effectively locking in a rate of 3.7%. As of September 30, 2008, the Company held interest rate swaps of $550.0 million in notional value with an overall weighted average fixed interest rate of 4.7%. At September 30, 2008, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. Included in Accumulated Other Comprehensive Loss at September 30, 2008 and 2007 are unrealized losses, net of income taxes, totaling $11.0 million and $2.9 million, respectively, related to these hedges. For the three and nine months ended September 30, 2008, the impact of these interest rate hedges increased floorplan interest expense by $2.8 million and $7.0 million, respectively, and, for the three and nine months ended September 30, 2007, reduced interest expense by $0.5 million and $1.1 million, respectively. Total floorplan interest expense was $11.2 million and $11.5 million for the three months ended September 30, 2008 and 2007, respectively, and $35.6 million and $34.9 million for the nine months ended September 30, 2008 and 2007, respectively.

8.	PROPERTY AND EQUIPMENT:

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives in	September 30,	December 31,
	Years	2008	2007
		(In thousands)

Land	—	$195,907	$137,344
Buildings	30 to 40	236,216	168,763
Leasehold improvements	7 to 15	71,993	58,663
Machinery and equipment	7 to 20	63,990	57,079
Furniture and fixtures	3 to 10	63,845	60,978
Company vehicles	3 to 5	11,452	11,338
Construction in progress	—	10,733	30,558

Total		654,136	524,723
Less accumulated depreciation and amortization		117,194	97,500

Property and equipment, net		$536,942	$427,223

During the nine months ended September 30, 2008, the Company incurred $130.3 million of capital expenditures, including $54.9 million for land, $34.8 million for existing buildings and $39.7 million for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, during the nine months ended September 30, 2008, the Company acquired fixed assets of $16.5 million in connection with its dealership acquisitions. The Company financed the purchase of real estate during 2008 by drawing $54.6 million against the Mortgage Facility, based upon the applicable loan to value ratio, and through the execution of additional long-term notes payable of $33.6 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	FAIR VALUE MEASUREMENTS:

SFAS 157, which the Company prospectively adopted on January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•	Level 1 — unadjusted, quoted prices for identical assets or liabilities in active markets;

•	Level 2 — quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

•	Level 3 — unobservable inputs based upon the reporting entity’s internally developed assumptions that market participants would use in pricing the asset or liability.

The Company evaluated its financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of SFAS 157. The Company identified investments in marketable securities and debt instruments and interest rate financial derivative instruments as having met such criteria.

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

Interest Rate Derivative Instruments

As described in Note 7 to the Consolidated Financial Statements, the Company utilizes an interest rate hedging strategy in order to stabilize earnings exposure related to fluctuations in interest rates. The Company measures its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a LIBOR forward yield curve, obtained from an independent external service provider, matched

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the SFAS 157 hierarchy framework.

The fair value of our short-term investments, debt securities and interest rate derivative instruments as of September 30, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Short-term investments	$2,649	$—	$—	$2,649
Debt securities	—	8,076	—	8,076

Total	$2,649	$8,076	$—	$10,725

Liabilities
Interest rate derivative financial instruments	$—	$(17,627)	$—	$(17,627)

10.	COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. Amounts that have been accrued or paid related to the settlement of litigation are included in Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of manufacturer chargebacks of recognized incentives and rebates are included in Cost of Sales in the Company’s Consolidated Statements of Operations, while such amounts for manufacturer chargebacks of recognized warranty-related items are included as a reduction of Revenues in the Company’s Consolidated Statements of Operations.

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

Notwithstanding the foregoing, the Company is not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows of the Company, including class action lawsuits to which the Company is a party. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublease to the dealership purchaser the subsidiaries’ interests in any real property leases associated with the dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under the assignments or subleases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with the assignments and subleases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under the assignments and subleases, and in some cases personal guarantees of the purchaser principal, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of the assignments and subleases were $32.6 million at September 30, 2008. The Company and its subsidiaries also may be called on to perform other obligations under the assignment and subleases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under the assignments and subleases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under the assignments and subleases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)

2.25% Convertible Senior Notes due 2036	$282,365	$281,915
8.25% Senior Subordinated Notes due 2013	72,889	100,273
Acquisition Line (see Note 7)	15,000	135,000
Mortgage Facility (see Note 7)	180,352	131,317
Real estate notes and various notes payable, maturing in varying amounts through August 2018	39,186	11,014
Capital lease obligations related to real estate	41,437	27,579

	$631,229	$687,098
Less current maturities	13,635	12,260

	$617,594	$674,838

8.25% Senior Subordinated Notes

During the nine months ended September 30, 2008, the Company repurchased $28.3 million par value of the 8.25% Senior Subordinated Notes due 2013 (the “8.25% Senior Subordinated Notes”) and realized a net gain of approximately $0.9 million.

Acquisition Line

During the nine months ended September 30, 2008, the Company repaid a net $120.0 million of the amounts outstanding under its Acquisition Line as of December 31, 2007.

Mortgage Facility

During the nine months ended September 30, 2008, the Company borrowed $54.6 million under its Mortgage Facility to fund the acquisition of real estate related to several dealership facilities.

Real Estate Notes

In March 2008, the Company executed a series of four note agreements with a third-party financial institution for an aggregate principal of $18.6 million (the “March 2008 Real Estate Notes”), of which one matures in May 2010, and the remaining three mature in June 2010. The March 2008 Real Estate Notes pay interest monthly at various rates ranging from approximately 5.2 to 7.0%. The proceeds from the March 2008 Real Estate Notes were utilized to facilitate the acquisition of a dealership-related building and the associated land. The cumulative outstanding balance of these notes totaled $18.2 million as of September 30, 2008.

In June 2008, the Company executed a bridge loan agreement with a third-party financial institution for an aggregate principal of approximately $15.0 million (the “June 2008 Real Estate Note”) that was scheduled to mature in September 2008. The June 2008 Real Estate Note accrued interest monthly at an annual rate equal to LIBOR plus 1.5%. The proceeds from the June 2008 Real Estate Note were utilized to facilitate the acquisition of a dealership-related building and the associated land. In July 2008, the Company renegotiated the terms of the June 2008 Real Estate Note to extend the maturity date to July 2010 and amend the annual interest rate to LIBOR plus 1.65%. The outstanding balance of this note as of September 30, 2008 was $14.7 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases

During the nine months ended September 30, 2008, the Company sold and leased back the property and building related to one of its dealership facilities under a long-term lease arrangement with a third-party. In addition, the Company also sold and leased back property and buildings related to one of its dealership facilities under a long-term lease to a party that was formerly related to the Company, based upon contractual commitments entered into when the parties were related. The Company accounted for both of these leases as capital leases, resulting in the recognition of $14.7 million of capital lease assets and obligations, which are included in Property and Equipment and Capital Lease Obligations Related to Real Estate, respectively, in the Company’s Consolidated Balance Sheets. The outstanding balance of these capital leases as of September 30, 2008 was $14.4 million.

12.	ACQUISITIONS AND DISPOSITIONS:

During the nine months ended September 30, 2008, the Company acquired two automobile dealership franchises located in Austin, Texas, one automobile dealership franchise in Beverly Hills, California and two dealership franchises located in Annapolis, Maryland. Total consideration paid of $46.7 million consisted of $36.9 million to the sellers and $9.8 million to the sellers’ financing sources to pay off outstanding floorplan borrowings, which the Company replaced with borrowings from its Revolving Credit Facility. Of the $36.9 million paid to the sellers, $16.5 million was for land and buildings. The accompanying Consolidated Balance Sheet as of September 30, 2008, includes preliminary allocations of the purchase price for all of the acquired assets and liabilities assumed based upon their estimated fair market values at the dates of acquisition and, are subject to final adjustment.

Also, during the nine months ended September 30, 2008, the Company disposed of 14 automobile dealership franchises for total consideration of $2.9 million and terminated one other franchise. See Note 13 for additional information regarding discontinued operations.

13.	DISCONTINUED OPERATIONS:

On June 30, 2008, the Company sold three dealerships, with a total of seven franchises, in Albuquerque, New Mexico (the “Disposed Dealerships”), constituting the Company’s entire dealership holdings in that market. The disposal transaction resulted in a pre-tax loss of $0.7 million. The Disposed Dealerships are presented in the Company’s accompanying financial statements as discontinued operations. Revenues, cost of sales, operating expenses and income taxes attributable to the Disposed Dealerships have been aggregated to a single line in the Company’s Consolidated Statement of Operations for all periods presented, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(In thousands)	(In thousands)

Revenues	$—	$35,899	$49,192	$103,549
Loss on the sale of discontinued operations before income taxes	—	(18)	(3,481)	(400)
Income tax benefit	—	3	1,478	127

Net loss from discontinued operations	$—	$(15)	$(2,003)	$(273)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities of the Disposed Dealerships have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheet for all periods presented, as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Current assets	$—	$28,515
Property, plant, and equipment, net	—	2,015
Other long term assets	—	1
Current liabilities	—	(27,317)
Other long term liabilities	—	(7,863)

Net liabilities of discontinued operations	$—	$(4,649)

The Company allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following tables include condensed consolidating financial information as of September 30, 2008, and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007 for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Senior Subordinated Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,207	$—	$—	$41,674	$533
Accounts and other receivables, net	161,230	—	—	155,968	5,262
Inventories	856,921	—	—	840,221	16,700
Assets related to discontinued operations	—	—	—	—	—
Deferred and other current assets	40,820	—	—	28,588	12,232

Total current assets	1,101,178	—	—	1,066,451	34,727
PROPERTY AND EQUIPMENT, net	536,942	—	—	511,385	25,557
GOODWILL AND OTHER INTANGIBLES	771,022	—	—	763,269	7,753
INVESTMENT IN SUBSIDIARIES	—	(944,744)	944,744	—	—
OTHER ASSETS	23,978	—	2,846	4,275	16,857

Total assets	$2,433,120	$(944,744)	$947,590	$2,345,380	$84,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$697,399	$—	$—	$697,399	$—
Floorplan notes payable — manufacturer affiliates	138,321	—	—	129,943	8,378
Current maturities of long-term debt	13,635	—	—	13,427	208
Accounts payable	94,114	—	—	81,228	12,886
Intercompany accounts payable	—	—	243,657	(243,711)	54
Liabilities related to discontinued operations	—	—	—	—	—
Accrued expenses	99,711	—	—	98,739	972

Total current liabilities	1,043,180	—	243,657	777,025	22,498
LONG TERM DEBT, net of current maturities	617,594	—	—	617,512	82
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	17,627	—	—	17,627	—
OTHER LIABILITIES	52,899	—	—	51,085	1,814

Total liabilities before deferred revenues	1,731,300	—	243,657	1,463,249	24,394
DEFERRED REVENUES	11,826	—	—	1,684	10,142
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	689,994	(944,744)	703,933	880,447	50,358

Total liabilities and stockholders’ equity	$2,433,120	$(944,744)	$947,590	$2,345,380	$84,894

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc	Subsidiaries	Subsidiaries
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,248	$—	$—	$33,666	$582
Accounts and other receivables, net	272,098	—	—	266,844	5,254
Inventories	878,168	—	—	859,396	18,772
Assets related to discontinued operations	30,531	—	—	30,531	—
Deferred and other current assets	47,938	—	—	34,984	12,954

Total current assets	1,262,983	—	—	1,225,421	37,562
PROPERTY AND EQUIPMENT, net	427,223	—	—	399,148	28,075
GOODWILL AND OTHER INTANGIBLES	787,245	—	—	778,793	8,452
INVESTMENT IN SUBSIDIARIES	—	(781,792)	781,792	—	—
OTHER ASSETS	28,730	—	2,884	4,854	20,992

Total assets	$2,506,181	$(781,792)	$784,676	$2,408,216	$95,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$648,469	$—	$—	$648,469	$—
Floorplan notes payable — manufacturer affiliates	170,911	—	—	162,219	8,692
Current maturities of long-term debt	12,260	—	—	8,000	4,260
Accounts payable	111,458	—	—	99,259	12,199
Intercompany accounts payable	—	—	100,195	(100,195)	—
Liabilities related to discontinued operations	35,180	—	—	35,180	—
Accrued expenses	100,000	—	—	98,746	1,254

Total current liabilities	1,078,278	—	100,195	951,678	26,405
LONG TERM DEBT, net of current maturities	674,838	—	—	674,567	271
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	16,188	—	—	16,188	—
OTHER LIABILITIES	35,865	—	—	33,966	1,899

Total liabilities before deferred revenues	1,805,169	—	100,195	1,676,399	28,575
DEFERRED REVENUES	16,531	—	—	2,098	14,433
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	684,481	(781,792)	684,481	729,719	52,073

Total liabilities and stockholders’ equity	$2,506,181	$(781,792)	$784,676	$2,408,216	$95,081

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

Revenue	$1,433,974	$—	$—	$1,392,007	$41,967
Cost of Sales	1,204,355	—	—	1,167,757	36,598

Gross profit	229,619	—	—	224,250	5,369
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	189,209	—	1,630	182,837	4,742
DEPRECIATION AND AMORTIZATION EXPENSE	6,734	—	—	6,376	358
ASSET IMPAIRMENTS	48,086	—	—	48,086	—

INCOME (LOSS) FROM OPERATIONS	(14,410)	—	(1,630)	(13,049)	269
OTHER INCOME (EXPENSE)
Floorplan interest expense	(11,236)	—	—	(10,940)	(296)
Other interest expense, net	(7,199)	—	—	(7,186)	(13)
Gain on redemption of senior subordinated notes	495	—	—	495	—
Other income (expense), net	(41)	—	—	(39)	(2)
Equity in earnings of subsidiaries	—	18,941	(18,941)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(32,391)	18,941	(20,571)	(30,719)	(42)
PROVISION FOR INCOME TAXES	(11,820)	—	—	(11,731)	(89)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(20,571)	18,941	(20,571)	(18,988)	47
LOSS RELATED TO DISCONTINUED OPERATIONS	—	—	—	—	—

NET INCOME (LOSS)	$(20,571)	$18,941	$(20,571)	$(18,988)	$47

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2007

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

Revenue	$1,625,405	$—	$—	$1,572,134	$53,271
Cost of Sales	1,374,113	—	—	1,328,004	46,109

Gross profit	251,292	—	—	244,130	7,162
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	193,511	—	244	188,226	5,041
DEPRECIATION AND AMORTIZATION EXPENSE	5,390	—	—	5,006	384
ASSET IMPAIRMENTS	346	—	—	346	—

INCOME (LOSS) FROM OPERATIONS	52,045	—	(244)	50,552	1,737
OTHER INCOME (EXPENSE)
Floorplan interest expense	(11,518)	—	—	(11,250)	(268)
Other interest expense, net	(5,695)	—	—	(5,590)	(105)
Loss on redemption of senior subordinated notes	(1,596)	—	—	(1,596)	—
Other income (expense), net	187	—	—	187	—
Equity in earnings of subsidiaries	—	(21,060)	21,060	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33,423	(21,060)	20,816	32,303	1,364
PROVISION FOR INCOME TAXES	12,592	—	—	12,308	284

INCOME (LOSS) FROM CONTINUING OPERATIONS	20,831	(21,060)	20,816	19,995	1,080
LOSS RELATED TO DISCONTINUED OPERATIONS	(15)	—	—	(15)	—

NET INCOME (LOSS)	$20,816	$(21,060)	$20,816	$19,980	$1,080

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

Revenue	$4,520,352	$—	$—	$4,383,550	$136,802
Cost of Sales	3,791,743	—	—	$3,672,959	118,784

Gross profit	728,609	—	—	710,591	18,018
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	579,608	—	2,516	562,584	14,508
DEPRECIATION AND AMORTIZATION EXPENSE	19,049	—	—	17,953	1,096
ASSET IMPAIRMENTS	48,086	—	—	48,086	—

INCOME (LOSS) FROM OPERATIONS	81,866	—	(2,516)	81,968	2,414
OTHER INCOME (EXPENSE)
Floorplan interest expense	(35,636)	—	—	(34,763)	(873)
Other interest expense, net	(22,103)	—	—	(21,915)	(188)
Gain on redemption of senior subordinated notes	904	—	—	904	—
Other income (expense), net	273	—	—	275	(2)
Equity in earnings of subsidiaries	—	(15,537)	15,537	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	25,304	(15,537)	13,021	26,469	1,351
PROVISION FOR INCOME TAXES	10,280	—	—	9,872	408

INCOME (LOSS) FROM CONTINUING OPERATIONS	15,024	(15,537)	13,021	16,597	943
LOSS RELATED TO DISCONTINUED OPERATIONS	(2,003)	—	—	(2,003)	—

NET INCOME (LOSS)	$13,021	$(15,537)	$13,021	$14,594	$943

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2007

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

Revenue	$4,760,083	$—	$—	$4,634,274	$125,809
Cost of Sales	4,015,469	—	—	3,906,472	108,997

Gross profit	744,614	—	—	727,802	16,812
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	578,511	—	1,002	565,106	12,403
DEPRECIATION AND
AMORTIZATION EXPENSE	15,228	—	—	14,331	897
ASSET IMPAIRMENTS	702	—	—	702	—

INCOME (LOSS) FROM OPERATIONS	150,173	—	(1,002)	147,663	3,512
OTHER INCOME (EXPENSE)
Floorplan interest expense	(34,906)	—	—	(34,355)	(551)
Other interest expense, net	(16,356)	—	—	(16,070)	(286)
Loss on redemption of senior subordinated notes	(1,596)	—	—	(1,596)	—
Other income (expense), net	377	—	—	377	—
Equity in earnings of subsidiaries	—	(63,481)	63,481	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	97,692	(63,481)	62,479	96,019	2,675
PROVISION FOR INCOME TAXES	34,940	—	—	34,229	711

INCOME (LOSS) FROM CONTINUING OPERATIONS	62,752	(63,481)	62,479	61,790	1,964
LOSS RELATED TO DISCONTINUED OPERATIONS	(273)	—	—	(273)	—

NET INCOME (LOSS)	$62,479	$(63,481)	$62,479	$61,517	$1,964

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008

	Total	Group 1	Guarantor	Non-Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$203,041	$(2,516)	$202,439	$3,118

Net cash provided by (used in) operating activities, from discontinued operations	(13,373)	—	(13,373)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(130,283)	—	(129,186)	(1,097)
Cash paid in acquisitions, net of cash received	(48,678)	—	(48,678)	—
Proceeds from sales of franchises, property and equipment	23,778	—	23,778	—
Other	1,055	—	—	1,055

Net cash used in investing activities, from continuing operations	(154,128)	—	(154,086)	(42)

Net cash provided by investing activities, from discontinued operations	23,051	—	23,051	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	4,074,078	—	4,074,078	—
Repayments on credit facility — Floorplan Line	(4,026,396)	—	(4,026,396)	—
Repayments on credit facility — Acquisition Line	(220,000)	—	(220,000)	—
Borrowings on credit facility — Acquisition Line	100,000	—	100,000	—
Borrowings on mortgage facility	54,625	—	54,625	—
Borrowings of long-term debt related to real estate purchases	33,515	—	33,515	—
Repurchase of senior subordinated notes	(26,663)	(26,663)	—	—
Dividends paid	(9,737)	(9,737)	—	—
Principal payments of long-term debt	(6,199)	—	(2,093)	(4,106)
Principal payments on mortgage facilities	(5,590)	—	(5,590)	—
Proceeds from issuance of common stock to benefit plans	2,746	2,746	—	—
Borrowings on other facilities for acquisitions	1,490	—	1,490	—
Repurchases of common stock, amounts based on settlement date	(776)	(776)	—	—
Debt issue costs	(365)	—	(365)	—
Excess tax benefits from stock-based compensation	(276)	—	(276)	—
Borrowings (repayments) with subsidiaries	—	204,277	(204,277)	—
Investment In subsidiaries	—	(176,819)	176,010	809
Distributions to parent	—	9,488	(9,463)	(25)

Net cash provided by (used in) financing activities, from continuing operations	(29,548)	2,516	(28,742)	(3,322)

Net cash used in financing activities, from discontinued operations	(21,103)	—	(21,103)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19	—	(178)	197

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,959	—	8,008	(49)
CASH AND CASH EQUIVALENTS, beginning of period	34,248	—	33,666	582

CASH AND CASH EQUIVALENTS, end of period	$42,207	$—	$41,674	$533

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)
Nine Months Ended September 30, 2007

	Total	Group 1	Guarantor	Non-Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$104,241	$(1,002)	$93,456	$11,787

Net cash provided by (used in) operating activities, from discontinued operations	$(519)	$—	$(519)	$—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(118,868)	—	(118,006)	(862)
Cash paid in acquisitions, net of cash received	(111,394)	—	(62,737)	(48,657)
Proceeds from sales of franchises, property and equipment	16,888	—	16,888	—
Other	2,633	—	—	2,633

Net cash used in investing activities, from continuing operations	(210,741)	—	(163,855)	(46,886)

Net cash used in investing activities, from discontinued operations	(153)	—	(153)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	3,957,323	—	3,957,323	—
Repayments on credit facility — Floorplan Line	(3,811,850)	—	(3,811,850)	—
Borrowings of long-term debt related to real estate purchases	114,285	—	114,285	—
Repurchases of common stock, amounts based on settlement date	(63,038)	(63,038)	—	—
Repurchase of senior subordinated notes	(36,865)	—	(36,865)	—
Dividends paid	(10,176)	(10,176)	—	—
Proceeds from issuance of common stock to benefit plans	4,150	4,150	—	—
Debt issue costs	(3,630)	—	(3,630)	—
Repayments on other facilities for divestitures	(2,498)	—	(2,498)	—
Principal payments of long-term debt	(2,446)	—	(1,747)	(699)
Excess tax benefits from stock-based compensation	136	—	136	—
Borrowings (repayments) with subsidiaries	—	62,795	(62,795)	—
Investment In subsidiaries	—	(42,085)	4,485	37,600
Distributions to parent	—	49,356	(46,556)	(2,800)

Net cash provided by (used in) financing activities, from continuing operations	145,391	1,002	110,288	34,101

Net cash provided by financing activities, from discontinued operations	2,267	—	2,267	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(27)	—	(1,288)	1,261

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,459	—	40,196	263
CASH AND CASH EQUIVALENTS, beginning of period	39,340	—	38,985	355

CASH AND CASH EQUIVALENTS, end of period	$79,799	$—	$79,181	$618

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

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

Overview

We are a leading operator in the $1.0 trillion automotive retailing industry. As of September 30, 2008, we owned and operated 97 automotive dealerships, 127 franchises and 23 collision service centers in the United States and three dealerships, six franchises and two collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the U.K.

As of September 30, 2008, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (46 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to our Chief Executive Officer and a regional chief financial officer reporting directly to our Chief Financial Officer. In addition, our international operations consist of three dealerships in the U.K. also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

The combination of two major hurricanes, weakening economic conditions, a shift in consumer preference towards fuel-efficient vehicles, highly volatile fuel prices and tightening credit standards has resulted in a difficult financial environment for an already challenged automotive selling environment. Vehicle sales have been adversely impacted by a decline in consumer confidence, further tightening of consumer credit standards, high gas prices and a sharp increase in consumer demand for smaller and more fuel efficient vehicles and away from trucks and sport utility vehicles (“SUVs”). With the exception of our parts and service business, our revenues have decreased, and we expect will continue to decrease, in the near term.

The U.S. economy may be entering, or in, a recession. The demand for automobiles is correlated to, among other factors, the growth in the U.S. economy. A recession in the U.S. economy could have an adverse effect on our results of operations and financial condition. If the recently passed Emergency Economic Stabilization Act of 2008 and other measures implemented by the U.S. fail to restore liquidity and confidence to the troubled credit markets, the nation could be facing a deeper economic downturn.

In response to the increasingly challenging economic environment, we took a number of steps to strengthen our cash balance and liquidity during the third quarter of 2008. In the third quarter, we disposed of five franchises with 12 month annual revenues of $17.7 million. We did not complete any acquisitions during the third quarter. Given the current environment, we do not expect to complete any additional acquisitions during the remainder of the year. We will continue to review opportunities as they are presented to us and we will only pursue those that fit our stringent criteria and add value for our shareholders.

Moreover, since October 1, we have begun implementing additional significant cost cuts in our ongoing operating structure and anticipate having these in place by the end of 2008. On an annual basis going forward, we expect these actions to generate approximately $35.0 million in savings. We are also closely reviewing all planned future capital spending and working closely with our manufacturer partners in this area. As a result, we anticipate

2009 capital spending will be down significantly from 2008 levels. Our top priority at this time is to use the cash we generate to further strengthen our balance sheet by paying down debt.

Despite the challenging retail and economic environment, we believe that opportunities exist in the marketplace to improve profitability, including (i) focusing on our higher margin parts and service and finance and insurance businesses, (ii) managing inventory to meet customer demands, and (iii) executing on cost reduction initiatives.

Financial and Operational Highlights

Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts and service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including consumer confidence, discretionary spending, vehicle inventories, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the impact on our overall business is mitigated, at least in part, by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services.

Our operations are also subject to seasonal variations within a given year as demand for automobiles is generally lower during the winter months than in other seasons. A greater amount of vehicle sales generally occurs in the second and third quarters of each year due in part to weather-related factors, consumer buying patterns, the historical timing of major manufacturer incentive programs, and the introduction of new vehicle models. Accordingly, we expect our operating results to be higher in the second and third quarters as compared to the first and fourth quarters.

For the three months ended September 30, 2008 and 2007, we reported a net loss from continuing operations of $20.6 million and net income of $20.8 million, respectively, and a diluted loss per share from continuing operations of $0.91 and diluted earnings per share from continuing operations of $0.90, respectively. For the nine months ended September 30, 2008 and 2007, we reported net income from continuing operations of $15.0 million and $62.8 million, respectively, and diluted earnings per share from continuing operations of $0.66 and $2.64, respectively.

During the three months ended September 30, 2008, we identified triggering events, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), indicating a potential impairment of our indefinite-lived intangible assets, as well as certain long-lived assets. The identification of these triggering events required us to perform an interim impairment evaluation, comparing the book value of these assets to their estimated fair market value. As a result, we recognized a $30.2 million non-cash, after-tax impairment charge during the three months ended September 30, 2008, primarily related to the write-down of our domestic brand franchise valuations, as well as certain real estate holdings marketed for sale. Our results for the three and nine months ended September 30, 2008 were also negatively impacted by $0.1 million and $0.7 million of after-tax charges, respectively, related to the termination of a dealership facility lease in conjunction with the relocation of several of our dealership franchises from one to multiple facilities. In aggregate, these charges reduced our net income for the three and nine months ended September 30, 2008 by $30.3 million and $30.8 million, respectively. Our results for the three and nine months ended September 30, 2007 were negatively impacted by $0.1 million and $2.8 million of after-tax charges, respectively, for payments made in conjunction with the sale and lease termination of two of our domestic brand stores and $0.2 million and $0.5 million of after-tax charges, respectively, for the impairment of assets associated with one of the two stores. In aggregate, these charges reduced our net income for the three and nine months ended September 30, 2007 by $0.3 million and $3.3 million, respectively.

During the nine months ended September 30, 2008, we disposed of certain operations that qualified for discontinued operations accounting treatment. The necessary reclassifications have been made to our 2007

Consolidated Statement of Operations for the three and nine months ended September 30, 2007, as well as our 2007 Consolidated Statement of Cash Flows for the nine months ended September 30, 2007, to reflect these operations as discontinued. In addition, we have made reclassifications to the Consolidated Balance Sheet as of December 31, 2007, which was derived from the audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”), to properly reflect the discontinued operations.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2008	2007	2008	2007
Unit Sales
Retail Sales
New Vehicle	28,661	34,185	89,548	99,455
Used Vehicle	15,057	16,440	48,945	50,300

Total Retail Sales	43,718	50,625	138,493	149,755
Wholesale Sales	9,399	12,060	29,651	34,363

Total Vehicle Sales	53,117	62,685	168,144	184,118
Gross Margin
New Vehicle Retail	6.3%	6.7%	6.4%	6.8%
Used Vehicle	8.4%	8.6%	8.7%	9.3%
Parts and Service	53.2%	55.6%	53.9%	54.6%
Total Gross Margin	16.0%	15.5%	16.1%	15.6%
SG&A(1) as a % of Gross Profit	82.4%	77.0%	79.5%	77.7%
Operating Margin	(1.0)%	3.2%	1.8%	3.2%
Pretax Margin	(2.3)%	2.1%	0.6%	2.1%
Finance and Insurance
Revenues per Retail Unit Sold	$1,066	$1,039	$1,098	$1,026

(1)	Selling, general and administrative expenses.

Our consolidated new vehicle retail unit sales and operating results for the three and nine months ended September 30, 2008 were negatively impacted by the sustained market weakness in several of the areas in which we operate, particularly in California and the Southeast portion of the United States. Further, we experienced a shift in consumer preference towards fuel-efficient vehicles, which has adversely impacted our truck-heavy brands (i.e., Ford, Dodge and Chevrolet) and our truck-dependent markets, especially in Texas and Oklahoma. And, while a more robust economy in Southeast Texas partially offset these negative factors for much of 2008, vehicle sales and operating results in our Houston and Beaumont markets were negatively impacted by the effects of Hurricane Ike, which made landfall in mid-September. As a result, our dealerships in those markets were forced to cease operations for at least three days and the population in those markets focused on recovery and clean-up efforts in the aftermath of the hurricane for approximately two weeks. In addition, Hurricane Gustav had a similar negative impact on our New Orleans market, suspending operations over the traditionally robust Labor Day weekend.

For the three and nine months ended September 30, 2008, new vehicle unit sales were down 16.2% and 10.0%, respectively from the comparable periods of 2007. New vehicle gross margin declined 40 basis points in each of the three- and nine-month periods ended September 30, 2008, to 6.3% and 6.4%, respectively, compared to 2007. Consolidated gross profit per new vehicle unit sold decreased from $2,009 and $2,025 per unit in the three and nine months ended September 30, 2007, respectively, to $1,944 and $1,964 per unit in the comparable periods of 2008.

Given the impact of the Hurricanes, we believe our performance was at least consistent with the national retail results of the brands we represent and the overall markets in which we operate.

Tighter underwriting guidelines reducing loan-to-value ratios, requiring larger customer down payments, negatively affected our used vehicle results in the third quarter of 2008. Our consolidated used retail gross margin declined 100 basis points to 10.6% for the three months ended September 30, 2008, and our gross profit decreased 16.2% on 8.5% less retail unit sales from the comparable period of 2007. For the nine months ended September 30, 2008, our used retail gross margin and gross profit declined 110 basis points and 9.3%, respectively, on 2.7% less retail units from the comparable period of 2007. Our used wholesale revenues declined 30.8% and 19.3%, respectively, from the comparable periods of 2007 as we continue to aggressively pursue our strategy of selling more used units as retail sales and minimizing our less-profitable wholesale business. Our loss per wholesale unit decreased for the three months ended September 30, 2008, from a $117 loss per wholesale unit to a $99 loss per unit. For the nine months ended September 30, 2008, our loss per wholesale unit increased from $22 per wholesale unit to $56 per unit, primarily explained by the rapid decline of truck and sport-utility vehicle values in the second quarter of 2008 as gas prices spiked.

Our consolidated parts and service gross profit improved 2.3% and 7.6% for the three and nine months ended September 30, 2008, respectively, on a 6.9% and 8.9% increase in revenues from the comparable periods in 2007, bolstered by our recent initiatives designed to grow this business, as well as, enhance our customers’ service experience and improve the profitability of this business. Our gross margin declined 240 basis points in the third quarter of 2008 and declined 50 basis points through the first three quarters of 2008, from the comparable periods of 2007 as we grew the relatively less profitable portions of our parts and service business at a faster rate than we grew the more profitable segments.

Our consolidated finance and insurance (F&I) revenues per retail unit improved 2.6% in the third quarter of 2008 from $1,039 per retail unit sold in the third quarter of 2007 to $1,066, reflecting higher product penetration rates and an improved cost structure for our vehicle service contracts and other F&I products. These improvements were partially offset by the 13.6% decline in retail vehicle unit volume. Similarly, for the nine months ended September 30, 2008, we realized a 7.0% increase in F&I revenues per retail unit compared to 2007 to $1,098 per retail unit.

We continue to implement cost reduction initiatives designed to respond to the economic challenges that we currently face and expect to persist. As a result, we decreased our consolidated selling, general and administrative expenses (SG&A) by 2.2% for the three months ended September 30, 2008 to $189.2 million. SG&A increased 0.2% for the nine months ended September 30, 2008 to $579.6 million with the increase in absolute expense more than explained by acquisitions in the fourth quarter 2007 and first quarter 2008. As a percentage of gross profit, SG&A increased 540 basis points from 77.0% during the third quarter of 2007, to 82.4% in 2008. For the nine months ended September 30, 2008, SG&A as a percent of gross profit increased 180 basis points to 79.5%. The increases in SG&A as a percent of gross profit for both the three and nine months ended September 30, 2008 are primarily attributable to the decline in gross profit for both periods.

The combination of these factors, in addition to the $48.1 million pre-tax asset impairment charge recognized during the third quarter, contributed to a 420 basis point decline in our operating margin for the three months ended September 30, 2008 from an operating profit of 3.2% in 2007 to an operating deficit of 1.0%. Our operating margin decreased 140 basis points from 3.2% to 1.8% for the first nine months of 2008 compared to 2007. Our floorplan interest expense decreased 2.4% from $11.5 million for the three months ended September 30, 2007 to $11.2 million in the comparable period of 2008, as our weighted average borrowings increased $173.3 million, while our weighted average floorplan interest rate, including the impact of our interest rate swaps, declined 144 basis points. Floorplan interest expense increased 2.1% for the nine months ended September 30, 2008 from $34.9 million in 2007 to $35.6 million as our weighted average borrowings increased $175.2 million, partially offset by a decline in our swap-adjusted weighted average floorplan interest rate of 121 basis points. Other interest expenses increased 26.4% in the third quarter of 2008 and 35.1% for the first nine months of 2008. These increases were primarily attributable to increased borrowings under the Acquisition Line of our Revolving Credit Facility and our Mortgage Facility compared to the same periods a year ago. As a result, our pretax margin declined 440 basis points in the third quarter of 2008 from a pretax profit of 2.1% in 2007 to a pretax loss of 2.3% and decreased 150 basis points through the first nine months of 2008 from 2.1% in 2007 to 0.6%.

We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”), which clarifies the application of SFAS No. 157, in a market that is not active and provides guidance in determining the fair value of financial assets when the market for that financial asset is not active. The application of SFAS 157-3 was effective upon issuance. SFAS 157-3 permits the use of broker quotes when performing the valuation of financial assets, however, requires management to utilize considerable judgment when market circumstances surrounding such quotes are based upon inactive market price quotes or trading activity levels which may not reflect the true value of market transactions. We adopted SFAS 157-3 and determined it did not have a material effect on our current valuation methods and did not affect our results of operations or financial position.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of our financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS 157 did not have a material effect on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. The more significant changes in the accounting for acquisitions that could impact us are:

•	certain transaction costs, which are presently treated as costs of the acquisition, will be expensed;

•	restructuring costs associated with a business combination, which are presently capitalized, will be expensed subsequent to the acquisition date;

•	contingencies, including contingent consideration, which is presently accounted for as an adjustment of purchase price, will be recorded at fair value with subsequent adjustments recognized in operations; and

•	valuation allowances on acquired deferred tax assets, which are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, will be recognized up front and in operations.

SFAS 141 (R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which requires disclosure of the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and disclosure of the affects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The statement encourages but does not require comparative disclosures for earlier periods at initial application. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that the adoption of this statement will have on the disclosures contained within our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. SFAS 142-3 enhances the guidance over the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations.” SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. We are currently evaluating the impact of this pronouncement on our determination and evaluation of the useful life as related to our intangible assets.

In May 2008, the FASB finalized FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including our 2.25% Convertible Senior Notes due 2036 (“2.25% Convertible Notes”). For convertible debt instruments that may be settled entirely or partially in cash upon conversion, APB 14-1 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The adoption of APB 14-1 for our 2.25% Convertible Notes will require the equity component of the 2.25% Convertible Notes to be initially included in the paid-in-capital section of stockholders’ equity on our Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. APB 14-1 is not permitted to be adopted early and will be applied retrospectively to all periods presented. We continue to evaluate the impact that the adoption of APB 14-1 will have on our financial position and results of operations, but have preliminarily estimated that our Other Long-Term Debt will be initially reduced by $110.0 million with a corresponding increase in Additional Paid In Capital, which will be amortized as an accretion to the value of the 2.25% Convertible Notes, thereby increasing our Other Interest Expense by $11.0 million per year, before income taxes, through the maturity of the 2.25% Convertible Notes.

In June 2008, the EITF reached a consensus on EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF No. 03-6-1 clarifies when instruments granted in share-based payment transactions are participating securities prior to vesting, the impact of the shares should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share,” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. The consensus states all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends which participate in undistributed earnings with common shareholders should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 would apply retrospectively to all prior-period EPS data presented for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We are currently evaluating the impact of the adoption of EITF 03-6-1 on the Company, but do not expect it will have a material impact on our consolidated financial statements and related disclosures.

Critical Accounting Policies and Accounting Estimates

Our consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. On June 30, 2008, we sold certain operations that qualified for discontinued operations accounting and reporting treatment. We have made certain reclassifications to our 2007 Consolidated Statements of Operations and Cash Flows to reflect these operations as discontinued. In addition, we have made reclassifications to the Consolidated Balance Sheet as of December 31, 2007, which was derived from the audited Consolidated Balance Sheets included in our 2007 Form 10-K, to properly reflect the discontinued operations.

We disclosed our critical accounting policies and estimates in our 2007 Form 10-K. Other than these changes for discontinued operations, no significant changes have occurred since that time.

Results of Operations

The following tables present comparative financial and non-financial data for the three and nine months ended September 30, 2008 and 2007, of (i) our “Same Store” locations, (ii) those locations acquired or disposed of (“Transactions”) during the periods and (iii) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which we owned the dealership and, in the case of dispositions, ending with the last full month in which the dealership was owned. Same Store results also include the activities of our corporate office.

The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2008 as compared to 2007:

Total Same Store Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Revenues
New Vehicle Retail	$832,839	(17.9)%	$1,014,879	$2,597,363	(11.7)%	$2,940,057
Used Vehicle Retail	246,664	(13.9)%	286,456	813,002	(4.3)%	849,833
Used Vehicle Wholesale	54,422	(34.4)%	82,978	179,956	(23.1)%	233,922
Parts and Service	176,017	1.1%	174,158	533,574	3.5%	515,311
Finance, Insurance and Other	45,281	(13.4)%	52,304	148,183	(2.7)%	152,308

Total Revenues	1,355,223	(15.9)%	1,610,775	4,272,078	(8.9)%	4,691,431
Cost of Sales
New Vehicle Retail	780,470	(17.6)%	946,649	2,432,100	(11.3)%	2,741,412
Used Vehicle Retail	220,234	(13.1)%	253,324	723,482	(3.3)%	748,513
Used Vehicle Wholesale	54,995	(34.7)%	84,204	181,285	(22.6)%	234,250
Parts and Service	82,230	6.4%	77,272	245,778	5.0%	234,041

Total Cost of Sales	1,137,929	(16.4)%	1,361,449	3,582,645	(9.5)%	3,958,216

Gross Profit	$217,294	(12.8)%	$249,326	$689,433	(6.0)%	$733,215

Selling, General and Administrative Expenses	$179,814	(5.8)%	$190,882	$549,361	(2.2)%	$561,724
Depreciation and Amortization Expenses	$6,292	21.6%	$5,174	$17,634	21.3%	$14,537
Floorplan Interest Expense	$10,742	(4.7)%	$11,266	$33,821	(0.2)%	$33,896
Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
New Vehicle Retail	6.3%		6.7%	6.4%		6.8%
Used Vehicle	8.6%		8.6%	8.9%		9.3%
Parts and Service	53.3%		55.6%	53.9%		54.6%
Total Gross Margin	16.0%		15.5%	16.1%		15.6%
SG&A as a % of Gross Profit	82.8%		76.6%	79.7%		76.6%
Operating Margin	2.3%		3.3%	2.9%		3.3%
Finance and Insurance Revenues per Retail Unit Sold	$1,072	3.0%	$1,041	$1,105	7.1%	$1,032

The discussion that follows provides explanation for the significant variances noted above. Each table presents, by primary income statement line item, comparative financial and non-financial data for our Same Store locations, Transactions and the consolidated company for the three and nine months ended September 30, 2008 and 2007.

New Vehicle Retail Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
		(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	27,736	(18.2)%	33,922	86,785	(11.7)%	98,294
Transactions	925		263	2,763		1,161

Total	28,661	(16.2)%	34,185	89,548	(10.0)%	99,455
Retail Sales Revenues
Same Stores	$832,839	(17.9)%	$1,014,879	$2,597,363	(11.7)%	$2,940,057
Transactions	44,830		8,238	140,369		36,053

Total	$877,669	(14.2)%	$1,023,117	$2,737,732	(8.0)%	$2,976,110
Gross Profit
Same Stores	$52,369	(23.2)%	$68,230	$165,262	(16.8)%	$198,645
Transactions	3,336		453	10,607		2,730

Total	$55,705	(18.9)%	$68,683	$175,869	(12.7)%	$201,375
Gross Profit per Retail Unit Sold
Same Stores	$1,888	(6.1)%	$2,011	$1,904	(5.8)%	$2,021
Transactions	$3,606		$1,722	$3,839		$2,351
Total	$1,944	(3.2)%	$2,009	$1,964	(3.0)%	$2,025
Gross Margin
Same Stores	6.3%		6.7%	6.4%		6.8%
Transactions	7.4%		5.5%	7.6%		7.6%
Total	6.3%		6.7%	6.4%		6.8%
Inventory Days’ Supply(1)
Same Stores	83	53.7%	54	83	53.7%	54
Transactions	80			80
Total	83	50.9%	55	83	50.9%	55

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

For the three months ended September 30, 2008, as compared to 2007, Same Store new vehicle unit sales and revenues declined 18.2% and 17.9%, respectively. Based upon a current trend analysis of our new vehicle operations prior to Hurricane Ike, we believe the impact of the hurricane reduced these results by approximately two percentage points. In addition, slowing economic conditions, declining consumer confidence and tightened credit standards negatively impacted overall new vehicle demand in the United States. As a result, most segments of our new vehicle business were adversely affected. On a regional basis, we experienced specific weakness in the California and Southeast markets. Same Store gross profit per retail unit and gross margin declined 6.1% and 40 basis points, respectively, as the market conditions resulted in margin pressures for most of our major brands, with increased effect for our domestic brands, which are heavily dependent on truck sales, and in the truck lines of our import brands.

The persistent economic slowdown through much of 2008 translated into declining new vehicle results for the nine months ended September 30, 2008 as well. Our Same Store new vehicle unit sales and revenues decreased 11.7% for the first nine months of 2008, when compared to 2007, spread across our domestic, import and luxury brands. On a year-to-date basis, Same Store gross profit per retail unit deteriorated 5.8%. In addition, our Same Store gross margin declined 40 basis points for the nine months ended September 30, 2008, as domestic, import and luxury brands all experienced a decrease from 2007 levels.

The following table sets forth our top 10 Same Store brands, based on retail unit sales volume:

Same Store New Vehicle Unit Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
		%			%
	2008	Change	2007	2008	Change	2007
Toyota	7,843	(24.9)%	10,441	25,202	(15.2)%	29,711
Nissan	3,541	(8.9)	3,886	10,767	(6.9)	11,559
Honda	3,449	(2.1)	3,522	10,601	6.0	10,002
Ford	2,208	(36.1)	3,456	7,266	(30.3)	10,423
BMW	1,936	2.2	1,894	5,567	2.8	5,414
Lexus	1,434	(22.7)	1,856	4,501	(14.2)	5,245
Dodge	976	(33.5)	1,467	3,262	(22.5)	4,211
Chevrolet	1,017	(19.4)	1,262	2,911	(24.8)	3,873
Mercedez-Benz	935	0.6	929	2,816	(2.1)	2,877
Acura	699	(13.0)	803	2,075	(10.4)	2,317
Other	3,698	(16.1)	4,406	11,816	(6.7)	12,662

Total	27,736	(18.2)	33,922	86,784	(11.7)	98,294

Although our overall Same Store unit sales decreased and most of our individual brands experienced Same Store unit sales declines for the three- and nine-month periods ended September 30, 2008, certain nameplates exceeded prior-year sales, highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands that we sell. We anticipate that total industry-wide sales of new vehicles throughout 2008 will be lower than 2007 and remain highly competitive. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. We have put into place interest rate swaps with an aggregate notional amount of $550.0 million as of September 30, 2008, at a weighted average interest rate of 4.7%. We record the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively fixing a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in a declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 103.1% in the third quarter of 2005 to 65.7% in the third quarter of 2008. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total consolidated assistance recognized in cost of goods sold during the three months ended September 30, 2008 and 2007 was $10.0 million and $7.4 million, respectively, while the consolidated assistance for the nine months ended September 30, 2008 and 2007 was $28.5 million and $22.9 million, respectively.

Due to the adverse impact of Hurricanes Gustav and Ike on our new vehicle sales during the third quarter of 2008, we do not consider days’ supply of new vehicle inventory a relevant performance measure as of September 30, 2008. However, we continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. As a result, we reduced our absolute vehicle inventory levels from $672.7 million as of December 31, 2007 and $735.9 million as of June 30, 2008 to $669.3 million as of September 30, 2008. Further, we made significant progress in aligning our inventory mix with demand, as the new truck percentage of inventory declined from 62.6% as of June 30, 2008 to 55.9% as of September 30, 2008.

Used Vehicle Retail Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	14,505	(11.1)%	16,325	47,261	(4.2)%	49,338
Transactions	552		115	1,684		962

Total	15,057	(8.4)%	16,440	48,945	(2.7)%	50,300
Retail Sales Revenues
Same Stores	$246,664	(13.9)%	$286,456	$813,002	(4.3)%	$849,833
Transactions	15,779		1,964	52,029		15,238

Total	$262,443	(9.0)%	$288,420	$865,031	(0.0)%	$865,071
Gross Profit
Same Stores	$26,431	(20.2)%	$33,132	$89,520	(11.6)%	$101,320
Transactions	1,485		196	4,379		2,152

Total	$27,916	(16.2)%	$33,328	$93,899	(9.3)%	$103,472
Gross Profit per Retail Unit Sold
Same Stores	$1,822	(10.2)%	$2,030	$1,894	(7.8)%	$2,054
Transactions	$2,690		$1,704	$2,600		$2,237
Total	$1,854	(8.5)%	$2,027	$1,918	(6.8)%	$2,057
Gross Margin
Same Stores	10.7%		11.6%	11.0%		11.9%
Transactions	9.4%		10.0%	8.4%		14.1%
Total	10.6%		11.6%	10.9%		12.0%

Used Vehicle Wholesale Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Wholesale Unit Sales
Same Stores	9,063	(23.5)%	11,845	28,671	(14.7)%	33,618
Transactions	336		215	980		745

Total	9,399	(22.1)%	12,060	29,651	(13.7)%	34,363
Wholesale Sales Revenues
Same Stores	$54,422	(34.4)%	$82,978	$179,956	(23.1)%	$233,922
Transactions	4,267		1,881	13,456		5,683

Total	$58,689	(30.8)%	$84,859	$193,412	(19.3)%	$239,605
Gross Profit (Loss)
Same Stores	$(573)	53.3%	$(1,226)	$(1,329)	306.4%	$(327)
Transactions	(361)		(179)	(340)		(429)

Total	$(934)	33.5%	$(1,405)	$(1,669)	120.8%	$(756)
Wholesale Profit (Loss) per Wholesale Unit Sold
Same Stores	$(63)	39.4%	$(104)	$(46)	360.0%	$(10)
Transactions	$(1,074)		$(833)	$(347)		$(576)
Total	$(99)	15.4%	$(117)	$(56)	154.5%	$(22)
Gross Margin
Same Stores	(1.1)%		(1.5)%	(0.7)%		(0.1)%
Transactions	(8.5)%		(9.5)%	(2.5)%		(7.6)%
Total	(1.6)%		(1.7)%	(0.9)%		(0.3)%

Total Used Vehicle Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Used Vehicle Unit Sales
Same Stores	23,568	(16.3)%	28,170	75,932	(8.5)%	82,956
Transactions	888		330	2,664		1,707

Total	24,456	(14.2)%	28,500	78,596	(7.2)%	84,663
Sales Revenues
Same Stores	$301,086	(18.5)%	$369,434	$992,958	(8.4)%	$1,083,755
Transactions	20,046		3,845	65,485		20,921

Total	$321,132	(14.0)%	$373,279	$1,058,443	(4.2)%	$1,104,676
Gross Profit
Same Stores	$25,856	(19.0)%	$31,906	$88,192	(12.7)%	$100,992
Transactions	1,126		17	4,038		1,724

Total	$26,982	(15.5)%	$31,923	$92,230	(10.2)%	$102,716
Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,097	(3.2)%	$1,133	$1,161	(4.6)%	$1,217
Transactions	$1,266		$52	$1,516		$1,009
Total	$1,103	(1.5)%	$1,120	$1,173	(3.3)%	$1,213

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Gross Margin
Same Stores	8.6%		8.6%	8.9%		9.3%
Transactions	5.6%		0.4%	6.2%		8.2%
Total	8.4%		8.6%	8.7%		9.3%
Inventory Days’ Supply(1)
Same Stores	31	0.0%	31	31	0.0%	31
Transactions	31			31
Total	31	0.0%	31	31	0.0%	31

(1)	Inventory days’ supply equals units in inventory at the end of the period, divided by unit sales for the month then ended, multiplied by 30 days.

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The same economic and consumer confidence issues that have slowed our new vehicle business have also adversely affected used vehicle sales. As a result, our Same Store used retail unit sales declined 11.1% to 14,505 units for the third quarter of 2008 and our Same Store used retail revenues decreased $39.8 million, or 13.9%, to $246.7 million from the comparable periods in 2007. As with new vehicle sales, we estimate the Hurricane Ike impact reduced our retail Same Store used vehicle sales by two percentage points. For the nine months ended September 30, 2008, we experienced a 4.2% decrease in Same Store used retail unit sales, while revenues decreased by 4.3% from the comparable period in 2007.

A tougher financing environment has negatively impacted the profitability of our used vehicle business, as lenders have increased their stipulations for loan approvals, reduced loan-to-value ratios and, thereby, required larger down payments from our customers. The reduction in loan-to-value ratios had the largest impact on customers trading in units that are in negative equity positions as it limited our flexibility in getting the customer approved for financing and, correspondingly, pressured our margins. As a result, our Same Store retail used vehicle gross profit per retail unit sold decreased 10.2% for the three months ended September 30, 2008 to $1,822 from the comparable periods in 2007 and our Same Store used retail gross margin declined 90 basis points from 11.6% in 2007 to 10.7% in 2008. For the nine months ended September 30, 2008, our Same Store gross profit per used retail unit declined 7.8% to $1,894, while gross margin decreased 90 basis points to 11.0% compared to 2007.

Our continued focus on used vehicle sales and inventory management processes has intentionally shifted our used vehicle sales mix from the wholesale business to the traditionally more profitable retail sales. Correspondingly, our Same Store wholesale unit sales declined again in the third quarter of 2008 by 23.5% from 2007 to 9,063, while Same Store wholesale revenues decreased $28.6 million, or 34.4%, from 2007 to $54.4 million for the three months ended September 30, 2008. For the nine months ended September 30, 2008, Same Store wholesale unit sales declined 14.7% to 28,671 and revenues decreased 23.1% to $180.0 million.

On a per unit basis, our Same Store used vehicle wholesale losses improved from $104 in the third quarter of 2007 to $63 in the third quarter of 2008. For the nine months ended September 30, 2007, we realized a Same Store wholesale loss per unit sold of $10, compared to a $46 loss per unit for the first nine months of 2008, with the increased loss reflecting the impact earlier in the year of the rapid increase in gas prices and the resulting fall in truck and sport-utility vehicle values as customer demand shifted rapidly away from these units to more fuel efficient vehicles.

Our certified pre-owned (CPO) unit volume represented 32.1% of total Same Store used retail units for the third quarter of 2008, which was consistent with the second quarter of 2008 and was an increase from 25.2% for the three months ended September 30, 2007.

Our days’ supply of used vehicle inventory was at 31 days at September 30, 2008, a decrease of four days from December 31, 2007, and consistent with September 30, 2007. We continuously work to optimize our used vehicle inventory levels and, currently are comfortable with our overall used vehicle inventory levels, given the current and projected selling environment.

Parts and Service Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Parts and Service Revenues
Same Stores	$176,017	1.1%	$174,158	$533,574	3.5%	$515,311
Transactions	12,559		2,233	38,591		10,281

Total	$188,576	6.9%	$176,391	$572,165	8.9%	$525,592
Gross Profit
Same Stores	$93,788	(3.2)%	$96,886	$287,796	2.3%	$281,270
Transactions	6,547		1,182	20,702		5,548

Total	$100,335	2.3%	$98,068	$308,498	7.6%	$286,818
Gross Margin
Same Stores	53.3%		55.6%	53.9%		54.6%
Transactions	52.1%		52.9%	53.6%		54.0%
Total	53.2%		55.6%	53.9%		54.6%

We have introduced several initiatives in 2007 and 2008 that were designed to improve the results of our parts and service business. These initiatives have begun to gain traction and, despite the negative impact of Hurricanes Gustav and Ike, our Same Store parts and service revenues increased 1.1% and 3.5% for the three and nine months ended September 30, 2008, respectively, as compared to 2007. Based upon a current trend analysis of our parts and service operations prior to Hurricane Ike, we estimate the impact of the hurricane lowered our third quarter parts and service results by 1.2 percentage points. For the third quarter of 2008, we realized Same Store revenue improvements of 3.0%, 3.9% and 2.6% from 2007 in our warranty-related parts and service, collision and wholesale parts businesses, respectively. As a partial offset, Same Store customer-pay (non-warranty) revenues decreased 0.7% in the third quarter of 2008 as compared to 2007. For the nine months ended September 30, 2008, we generated a 3.6% improvement in our Same Store customer-pay (non-warranty) parts and service sales, a 1.7% increase in warranty-related parts and service revenues, a 5.8% improvement in our collision business and a 4.1% increase in our wholesale parts sales from the comparable period in 2007.

Our customer-pay parts and service business was negatively affected during the third quarter of 2008 by the initial and prolonged impacts of Hurricanes Gustav and Ike, particularly in our luxury brands where Same Store revenues declined from 2007 levels. In addition, Same Store customer-pay parts and service revenues from our domestic brands declined in the third quarter of 2008 from the comparable period in 2007, largely reflecting the declining units in operations experienced by these brands nationally in previous years. Partially offsetting these decreases, Same Store customer-pay parts and service revenues improved within our import brands. On a year-to-date basis, Same Store customer-pay parts and service revenues improved in our import and luxury brands and only partially offset by declines on our domestic brands.

Increases in our Same Store warranty-related parts and service revenues within both our luxury and import brands for the three months ended September 30, 2008 were partially offset by a decline in our warranty-related parts and service revenues from domestic brands. Our year-to-date Same Store warranty-related parts and service revenues improved in our import brands, but declined in our domestic and luxury brands.

Our Same Store collision and wholesale parts sales also improved for the three and nine months ended September 30, 2008 over the comparable periods in 2007, as we continue to execute on several strategies designed to expand these operations. In particular, we have realized improvements in our wholesale parts business in Oklahoma.

Same Store parts and service gross profit for the three months ended September 30, 2008 decreased 3.2% from the comparable period in 2007, as profit improvements in our warranty-related parts and service, wholesale parts and collision businesses were offset by a decline in our customer-pay parts and service business. Our Same Store parts and service margins declined 230 basis points in the third quarter of 2008 to 53.3%, as the growth in our collision and wholesale parts segments, which are the relatively lower margin segments, outpaced our customer-pay and warranty-related parts and service segments. For the nine months ended September 30, 2008, our Same Store parts and service gross margin declined 70 basis points to 53.9%.

Finance and Insurance Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands, except per unit amounts)
Retail New and Used
Unit Sales
Same Stores	42,241	(15.9)%	50,247	134,046	(9.2)%	147,632
Transactions	1,477		378	4,447		2,123

Total	43,718	(13.6)%	50,625	138,493	(7.5)%	149,755
Retail Finance Fees
Same Stores	$14,999	(17.8)%	$18,236	$51,042	(5.2)%	$53,828
Transactions	675		101	2,317		597

Total	$15,674	(14.5)%	$18,337	$53,359	(2.0)%	$54,425
Vehicle Service Contract Fees
Same Stores	$18,194	(18.4)%	$22,294	$59,543	(7.2)%	$64,172
Transactions	258		87	612		378

Total	$18,452	(17.6)%	$22,381	$60,155	(6.8)%	$64,550
Insurance and Other
Same Stores	$12,088	2.7%	$11,774	$37,598	9.6%	$34,307
Transactions	382		126	900		423

Total	$12,470	4.8%	$11,900	$38,498	10.8%	$34,730
Total
Same Stores	$45,281	(13.4)%	$52,304	$148,183	(2.7)%	$152,308
Transactions	1,316		314	3,829		1,397

Total	$46,597	(11.4)%	$52,618	$152,012	(1.1)%	$153,705

Finance and Insurance
Revenues per Unit Sold
Same Stores	$1,072	3.0%	$1,041	$1,105	7.1%	$1,032
Transactions	$891		$828	$861		$658
Total	$1,066	2.6%	$1,039	$1,098	7.0%	$1,026

Our Same Store finance and insurance revenues decreased 13.4% and 2.7% for the three and nine months ended September 30, 2008, respectively, as compared to 2007. This decrease was more than explained by the impact of the decline in retail unit sales, but was partially offset by increases in product penetration rates. However, our Same Store revenues per unit sold increased 3.0% in the third quarter of 2008 to $1,072 and 7.2% through the first three quarters of 2008 to $1,105, primarily reflecting growth in our insurance and other F&I product offerings.

During the three and nine months ended September 30, 2008, our Same Store retail finance fee income declined as compared to 2007 despite an improvement in penetration rates, primarily due to the 15.9% and 9.2%

declines in retail unit sales, respectively. Year-to-date for 2008, our finance fee income was bolstered by improvements that we have made to our cost structure.

For the third quarter of 2008, an increase in product penetration rates for our service contract offerings did not fully offset the impact of the decline in retail units, resulting in a 18.4% decline in our Same Store vehicle service contract fees as compared to 2007. For the nine months ended September 30, 2008, our continued efforts to reduce the cost of our vehicle service contract offerings resulted in an increase in income per contract. These improvements, coupled with increased product penetration rates partially offset the decline in retail unit sales, resulting in a decrease in Same Store revenues from vehicle service contract fees of 7.2% for the nine months ended September 30, 2008.

Revenues from insurance and other F&I products rose 2.7% and 9.6% for the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007, primarily as a result of the improvements that we have made to the cost structure of many of these products, as well as improved product penetration rates.

Selling, General and Administrative Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Personnel
Same Stores	$103,726	(8.2)%	$112,995	$324,227	(4.2)%	$338,596
Transactions	5,622		1,419	18,395		6,349

Total	$109,348	(4.4)%	$114,414	$342,622	(0.7)%	$344,945
Advertising
Same Stores	$14,046	1.6%	$13,824	$40,460	(6.5)%	$43,271
Transactions	608		141	1,645		1,016

Total	$14,654	4.9%	$13,965	$42,105	(4.9)%	$44,287
Rent and Facility Costs
Same Stores	$21,756	(2.7)%	$22,355	$66,512	(1.1)%	$67,277
Transactions	636		944	2,180		2,799

Total	$22,392	(3.9)%	$23,299	$68,692	(2.0)%	$70,076
Other SG&A
Same Stores	$40,286	(3.4)%	$41,708	$118,162	5.0%	$112,580
Transactions	2,529		125	8,027		6,623

Total	$42,815	2.3%	$41,833	$126,189	5.9%	$119,203
Total SG&A
Same Stores	$179,814	(5.8)%	$190,882	$549,361	(2.2)%	$561,724
Transactions	9,395		2,629	30,247		16,787

Total	$189,209	(2.2)%	$193,511	$579,608	0.2%	$578,511

Total Gross Profit
Same Stores	$217,294	(12.8)%	$249,326	$689,433	(6.0)%	$733,215
Transactions	12,325		1,966	39,176		11,399

Total	$229,619	(8.6)%	$251,292	$728,609	(2.1)%	$744,614

SG&A as % of Gross Profit
Same Stores	82.8%		76.6%	79.7%		76.6%
Transactions	76.2%		133.7%	77.2%		147.3%
Total	82.4%		77.0%	79.5%		77.7%
Approximate Number of Full-Time Employees at September 30,	7,800		9,000	7,800		9,000

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that a significant portion of our personnel and advertising expenses are variable and can be adjusted in response to changing business conditions. In such a case, however, it may take us several months to adjust our cost structure.

We continue to adjust our spending levels in response to the declining sales environment and slowing economic conditions in many of our markets, focusing on cost efficiencies and flexing certain variable costs. In addition, we are aggressively pursuing opportunities to take advantage of our size and leverage in negotiating with our vendors. As a result, we reduced the absolute dollars of Same Store SG&A for the three and nine months ended September 30, 2008 by 5.8% and 2.2%, respectively, from comparable 2007 levels. Specifically, we made additional difficult but necessary changes to the personnel side of our organization in response to the sustained decline in the new and used vehicle sales environment and, as a result, our Same Store personnel expenses declined by 8.2% and 4.2% for the three and nine months ended, respectively, as compared to the same period in 2007. Our gross advertising expense for the three months ended September 30, 2008 was down 2.3% from the same period in 2007. However, the manufacturers’ advertising assistance, which we record as a reduction of advertising expense when earned, decreased 13.5% from the third quarter of 2007 to 2008, primarily due to the decline in new retail unit sales. As a result, our net advertising expenses increased by 1.6% for the three months ended September 30, 2008 versus the comparable 2007 period. Year-to-date for 2008, we decreased Same Store advertising expense by 6.5% as compared to the same period in 2007. Gross advertising expenses decreased 7.2% for the nine months ended September 30, 2008 compared to 2007, but was partially offset by a 9.4% decrease in our manufacturers’ advertising assistance for the same period. Our Same Store other SG&A decreased 3.4% to $40.3 million for the three months ended September 30, 2008 and increased by 5.0% to $118.2 million for the nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. For the third quarter of 2008, Same Store other SG&A declined as a result of tactical efforts that we initiated during the quarter designed to reduce our outside services costs without sacrificing business performance, customer satisfaction and profitability. In addition, the Same Store other SG&A decline in the third quarter of 2008 as compared to 2007 was attributable to the resolution of several legal matters in recent months. The increase in the nine month period is the result of additional legal services, higher delivery and freight costs, and outside services utilized in the implementation of several key business strategies designed to improve our overall performance and profitability.

Despite the improvements that we made in our spending levels, our Same Store SG&A increased as a percentage of gross profit from 76.6% for the three and nine months ended September 30, 2007, respectively, to 82.8% and 79.7% in the comparable periods of 2008. We estimate the Hurricane Ike impact increased our third quarter ratio by two percentage points. The increase in Same Store SG&A as a percentage of gross profit was more than explained by the 12.8% and 6.0% decline in Same Store gross profit for the three and nine months ended September 30, 2008, respectively.

Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Same Stores	$6,292	21.6%	$5,174	$17,634	21.3%	$14,537
Transactions	442		216	1,415		691

Total	$6,734	24.9%	$5,390	$19,049	25.1%	$15,228

Our Same Store depreciation and amortization expense increased in the three and nine months ended September 30, 2008 by 21.6% and 21.3%, respectively, to $6.3 million and $17.6 million, respectively, as compared to 2007, primarily due to a similar increase in our gross property and equipment holdings of 24.7% from December 31, 2007. This increase is due to strategically-added, dealership-related real estate to our long-lived asset portfolio and improvements made to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. We expect to continue to experience an increase in our depreciation expense as we execute our strategy to own more of the real estate associated with our dealership operations.

Floorplan Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Same Stores	$10,742	(4.7)%	$11,266	$33,821	(0.2)%	$33,896
Transactions	494		252	1,815		1,010

Total	$11,236	(2.4)%	$11,518	$35,636	2.1%	$34,906

Memo:
Manufacturer’s Assistance	$7,383	(26.3)%	$10,022	$22,948	(19.5)%	$28,514

Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime in some cases), plus a spread. To mitigate against the impact of interest rate fluctuations, we employ an interest rate hedging strategy whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of September 30, 2008, we had interest rate swaps in place for an aggregate notional amount of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Our Same Store floorplan interest expense decreased $0.5 million, or 4.7%, and $0.1 million, or 0.2%, during the three and nine months ended September 30, 2008, respectively, compared to 2007. This decrease in the third quarter of 2008 reflects a 135 basis point decrease in our weighted average floorplan interest rates between the respective periods, including the impact of our interest rate swaps, partially offset by a $135.1 million increase in our weighted average floorplan borrowings outstanding. Similarly, the Same Store decrease in floorplan interest expense for the first nine months of 2008 is attributable to a $145.5 million increase in our weighted average floorplan borrowings outstanding that was offset by a 118 basis point decrease in our weighted average floorplan interest rates, including the impact of our interest rate swaps.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our long-term debt and our acquisition line partially offset by interest income, increased $1.5 million, or 26.4%, to $7.2 million for the three months ended September 30, 2008. This increase for the third quarter of 2008 is primarily attributable to a $147.2 million increase in our weighted average borrowings from the comparable period in 2007. Our weighted average borrowings increased as a result of borrowings associated with the execution of our strategy to own more of the dealership related real estate. Weighted average borrowings outstanding under our Mortgage Facility increased $87.0 million from September 30, 2007. Other real estate related borrowings increased $33.5 million from our balance at December 31, 2007. Further, our weighted average borrowings increased for the third quarter of 2008 as a result of our borrowings under the Acquisition Line of our Revolving Credit Facility, which were initiated to fund the acquisition of several dealership operations in the fourth quarter of 2007. Partially offsetting the increased interest expense from these borrowings, we have redeemed $28.3 million par value of our 8.25% Senior Subordinated Notes since the third quarter of 2007. For the nine months ended September 30, 2008, other net interest expense increased $5.7 million, or 35.1%, from 2007 to $22.1 million. This increase was primarily due to a $185.0 million increase in our weighted average borrowings outstanding between the respective periods.

Provision for Income Taxes

Our provision for income taxes from continuing operations decreased $24.4 million to a benefit of $11.8 million for the three months ended September 30, 2008, from an expense of $12.6 million for the same period in 2007, primarily due to the impact of $48.1 million of asset impairments recognized in the third quarter of 2008. For the three months ended September 30, 2008, our effective tax rate related to continuing operations decreased to 36.5% from 37.7% for the same period in 2007. The decrease is primarily due to changes in certain state tax rates, the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate and changes in the recoverability assumptions of certain state net operating losses in determining the tax benefit for the pretax loss from continuing operations for the three months ended September 30, 2008. For the nine months ended September 30, 2008, our effective tax rate related to continuing operations increased to 40.6% from

35.8% for the same period a year ago. The increase is primarily due to the benefit received from tax-deductible goodwill associated with a dealership disposition in 2007, as well as, changes in certain state tax rates in 2008, the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate and changes in the recoverability assumptions of certain state net operating losses during 2008.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based upon current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for the remainder of 2008. Although we do not anticipate any changes to our capital expenditures and acquisition plans for the remainder of 2008, an alteration to our liquidity requirements may necessitate us to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of September 30, 2008, our total cash on hand was $42.2 million. The balance of cash on hand excludes $6.5 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as our primary conduit for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected information regarding cash flows from continuing operations from our Consolidated Statements of Cash Flows:

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$203,041	$104,241
Net cash used in investing activities	(154,128)	(210,741)
Net cash provided by (used in) financing activities	(29,548)	145,391
Effect of exchange rate changes on cash	19	(27)

Net increase in cash and cash equivalents	$19,384	$38,864

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we choose which vehicles to finance and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under our revolving credit facility (our “Revolving Credit Facility”) (including the cash flows from or to affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

Operating activities.  For the nine months ended September 30, 2008, we generated $203.0 million in net cash from operating activities, driven in part by our net income from continuing operations for the first nine months of 2008 of $15.0 million and adjustments for significant non-cash items, principally the asset impairments of $48.1 million and depreciation and amortization of $19.0 million. In addition, changes in operating assets and liabilities produced $103.5 million of positive operating cash flow. The net change in operating assets and liabilities is primarily due to $101.2 million that we generated from the collection of vehicle receivables and a $28.3 million decrease in inventory, offset in part by a $33.3 million cash outflow for floorplan notes payables.

For the nine months ended September 30, 2007, we generated $104.2 million in net cash from operating activities, driven in part by net income from continuing operations of $62.8 million and adjustments for non-cash items, such as deferred income taxes of $14.2 million and depreciation and amortization of $15.2 million. Further, $4.0 million of operating cash flow was generated as a result of the net change in operating assets and liabilities.

Investing activities.  During the nine months ended September 30, 2008, we used approximately $154.1 million in investing activities. We used $130.3 million for capital expenditures, of which $54.9 million was for the purchase of land, $34.8 million was for the purchase of existing buildings and $39.7 million was for construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of our dealerships and facilities. In addition, we used $48.7 million in the acquisition of additional dealership operations and the associated real estate. As a partial offset, we generated $23.8 million from the sale of dealership franchises and other property and equipment.

During the nine months ended September 30, 2007, we used approximately $210.7 million in investing activities. We used $111.4 million for acquisitions, net of cash received, and $118.9 million for capital expenditures. Of the $111.4 million used for acquisitions, $78.8 million was paid to sellers, including $43.2 million for land and buildings, and $32.6 million was used to pay off the sellers’ floorplan borrowings. Approximately $39.3 million of the capital expenditures was for the purchase of land and $64.9 million was for the construction of new or expanded facilities. Partially offsetting these uses was approximately $16.9 million in proceeds from sales of franchises and other property and equipment.

Financing activities.  We used approximately $29.5 million in financing activities during the nine months ended September 30, 2008. We used $120.0 million to repay a portion of the outstanding balance on the acquisition line of our Revolving Credit Facility (our “Acquisition Line”), $26.7 million in repurchases of a portion of our outstanding 8.25% Senior Subordinated Notes and $9.7 million to pay dividends to our stockholders. Partially offsetting the cash outflow was $47.7 million related to net borrowings under our Revolving Credit Facility, $54.6 million related to additional borrowings under a $235.0 million real estate facility (our “Mortgage Facility”) to fund the acquisition of additional dealership-related real estate and $33.5 million related to borrowings under a separate loan agreement to fund the acquisition of real estate associated with our recently acquired dealership operations. Included in the $47.7 million of net borrowings related to our Revolving Credit Facility is a net cash inflow of $58.0 million due to changes in our floorplan offset account.

We generated approximately $145.4 million in financing activities during the nine months ended September 30, 2007, primarily from $145.5 million of floorplan borrowings under our Revolving Credit Facility. Included in the amounts obtained in financing was $112.1 million borrowed to payoff the floorplan borrowings with DaimlerChrysler under a previous facility. We also obtained $114.3 million from our Mortgage Facility for real estate purchases. These amounts were partially offset by $63.0 million used to repurchase common stock and $36.9 million used to repay a portion of our outstanding 8.25% Senior Subordinated Notes. Included in the $145.5 million related to net borrowings under our Revolving Credit Facility is a net cash inflow of $74.7 million due to changes in our floorplan offset account.

Working Capital.  At September 30, 2008, we had $58.0 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Credit Facilities.  Effective March 19, 2007, we entered into a $1.35 billion, five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). We also have a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million Real Estate Credit Facility (the “Mortgage Facility”) for financing of real estate expansion, as well as arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable — credit facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable — manufacturer affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as Current Liabilities.

Revolving Credit Facility.  Our Revolving Credit Facility provides a total borrowing capacity of $1.35 billion and matures in March 2012. We can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be redesignated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, we capitalized $2.3 million of related costs that are being amortized over the term of the facility. In addition, we pay a commitment fee on the unused portion of the Acquisition Line and the Floorplan Line. The first $37.5 million of available funds on the Acquisition Line carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.35% to 0.50% per annum, depending on our leverage ratio. The Floorplan Line requires a 0.20% commitment fee on the unused portion.

As of September 30, 2008, after considering outstanding balances, we had $302.6 million of available floorplan capacity under the Floorplan Line. Included in the $302.6 million available balance under the Floorplan Line is $6.5 million of immediately available funds. In addition, the weighted average interest rate on the Floorplan Line was 4.6% as of September 30, 2008. We had $15.0 million outstanding in Acquisition Line borrowings at September 30, 2008. After considering $18.0 million of outstanding letters of credit, there was $317.0 million of available borrowing capacity under the Acquisition Line as of September 30, 2008. The weighted average interest rate on the Acquisition Line was 4.8% as of September 30, 2008. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, we are limited in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding stock, based primarily on our quarterly net income. Effective January 17, 2008, we amended the Revolving Credit Facility to, among other things, increase the limit on both the senior secured leverage and total leverage ratios, as well as to add a borrowing base calculation that governs the amount of borrowings available under the Acquisition Line. As of September 30, 2008, we were in compliance with these covenants and believe that we have the ability to meet these covenant requirements in the future under a wide range of economic and company specific scenarios. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

FMCC Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2008. We expect to renew the FMCC Facility upon its maturity. As of September 30, 2008, we had an outstanding balance of $95.4 million, with an available floorplan capacity of $204.6 million. As of September 30, 2008, the interest rate on the FMCC Facility was 6.0%, or Prime plus 100 basis points, before considering the applicable incentives. As of November 1, 2008, based upon terms of the FMCC Facility, the interest rate was increased to Prime plus 150 basis points minus certain incentives. After considering all incentives received during 2008, the total cost to us for borrowings under the FMCC Facility approximates what the cost would be under the Floorplan Line of the Revolving Credit Facility. We are required to maintain a $1.5 million balance in a restricted money market account as additional collateral under the FMCC Facility. This amount is reflected in prepaid expenses and other current assets on the accompanying 2008 and 2007 Consolidated Balance Sheets.

Mortgage Facility.  The Mortgage Facility is a five-year term real estate credit facility with Bank of America, N.A. that matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions. The proceeds of the Mortgage Facility are used primarily for acquisitions of real property and vehicle dealerships. At our option, any loan under the Mortgage Facility will bear interest at a rate equal to: (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. As of September 30, 2008, borrowings under the facility totaled $180.4 million, with $9.4 million recorded as a current maturity. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.

The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries also guarantee or are required to guarantee our Revolving Credit Facility. So long as no default exists, we are entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by us and located at or near a vehicle dealership operated by a subsidiary of ours or otherwise used or to be used by a vehicle dealership operated by a subsidiary of ours. As of September 30, 2008, available borrowing capacity under the Mortgage Facility totaled $54.6 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. Effective as of January 16, 2008, we entered into an amendment to the Mortgage Facility to increase the senior secured leverage ratio. As of September 30, 2008, we were in compliance with all of these covenants and believe that we have the ability to meet these covenants requirements in the future under a wide range of economic and company specific scenarios.

Other Credit Facilities.  Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2008. The weighted average interest rate charged as of September 30, 2008 was 5.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of September 30, 2008:

	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)

Floorplan Line(1)	$1,000,000	$697,399	$302,601
Acquisition Line(2)	350,000	33,000	317,000

Total Revolving Credit Facility	1,350,000	730,399	619,601
FMCC Facility	300,000	95,384	204,616
Mortgage Facility	235,000	180,352	54,648

Total Credit Facilities(3)	$1,885,000	$1,006,135	$878,865

(1)	The available balance at September 30, 2008 includes $6.5 million of immediately available funds.

(2)	The outstanding balance at September 30, 2008 includes $18.0 million of letters of credit.

(3)	Outstanding balance excludes $42.9 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of our credit facilities.

Uses of Liquidity and Capital Resources

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, significant growth in sales at an existing facility, manufacturer imaging programs, or new franchises being granted to us by a manufacturer. We project that our full year 2008 capital expenditures will be $55.0 million, as we expand or relocate existing facilities, add service capacity and perform manufacturer required imaging projects at some locations. This projection excludes acquisition related expenditures, as well as the cost to buy out leases on existing dealership sites and to repurchase real estate for future dealership sites. We expect to have adequate cash flow, coupled with available borrowing capacity, to fund these capital expenditures.

Acquisitions.  We purchase businesses based on expected return on investment. Generally, the purchase price is approximately 20% to 25% of the annual revenue. We expect the cash needed to complete any future acquisitions will come from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, our Mortgage Facility, and our Acquisition Line. Depending on the market value of our common stock, we may issue common stock to fund a portion of the purchase price of acquisitions. Given the current economic environment, however, we do not expect to make any further acquisitions in 2008. Should we encounter a business that we believe would fit our portfolio and provide an appropriate return on investment, we may reconsider our position.

Asset Impairments.  In the three months ended September 30, 2008, we determined that the recent economic conditions and the resulting impact on the automotive retailing industry, indicated a potential impairment of our indefinite-lived intangible assets and certain long-lived assets. As such, we performed an interim impairment assessment of our recorded values. As a result of these assessments, we determined that the fair values of certain of our indefinite-lived intangible franchise rights, primarily related to our domestic brand franchises, as well as real estate associated with some domestic franchise terminations, were less than their respective carrying values and recorded a non-cash, pre-tax charge of $48.1 million. We did not identify an impairment of our recorded goodwill value.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires an annual impairment analysis to be performed on all indefinite-lived intangible assets. Our annual assessment date is in the fourth quarter of each year. Depending on the outlook for the economy at the time of the assessment, as well as the outlook for the automotive retailing industry and our ongoing operating results, additional impairments may be recognized when we perform our annual assessment.

Dividends.  During each of the first three quarters of 2008, our Board of Directors declared and we paid dividends of $0.14 per common share and common share equivalent, or $3.3 million, $3.2 million and $3.3 million for the first, second, and third quarters of 2008, respectively. These dividend payments totaled $9.7 million in the first nine months of 2008. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

8.25% Senior Subordinated Notes.  Provisions of our Revolving Credit Facility and our 8.25% Senior Subordinated Notes require us to maintain certain financial ratios and limit the amount of disbursements, including dividends, we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of September 30, 2008, our 8.25% Senior Subordinated Notes, the most restrictive agreement with respect to such limits, restricted future dividends and stock repurchases to $3.4 million. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our Revolving Credit Facility matures in 2012 and our 8.25% Senior Subordinated Notes mature in 2013.

Contractual Obligations.  There have been no material changes in our contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2008, we had $835.7 million of variable-rate floorplan borrowings outstanding. Based on this amount, a 100 basis point change in interest rates would result in an approximate $8.4 million change to our interest expense. After consideration of the interest rate swaps described below, a 100 basis point increase would yield a net increase of $2.9 million. Also, at September 30, 2008, we had $180.4 million of variable-rate Mortgage Facility borrowings outstanding and $15.0 million of variable-rate Acquisition Line borrowings outstanding. Based on this amount, a 100 basis point change in interest rates would result in an approximate $2.0 million change to our interest expense.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. The hedge instruments are designed to convert variable-rate borrowings under our Revolving Credit Facility and the Mortgage Facility to fixed-rate debt. These swaps were entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. As of September 30, 2008, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

In aggregate, as of September 30, 2008, we held interest rate swaps with aggregate notional amounts of $550.0 million and an overall weighted average fixed interest rate of 4.7%. The LIBOR rate increased during the three months ended September 30, 2008 from 2.5% at June 30, 2008, to 3.9% at September 30, 2008. These recent increases in the LIBOR rate have impacted the forward yield curves, associated with the fair value measurement of our interest rate derivative instruments, increasing our liability from $15.4 million as of June 30, 2008 to $17.6 million as of September 30, 2008.

Additional information about our market sensitive financial instruments was provided in our 2007 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2008, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Notwithstanding the foregoing, we are not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows, including class action lawsuits to which we are a party. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

Our business faces many risks. Any of the risks discussed below or elsewhere in this quarterly report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2007 Form 10-K, as supplemented by the risk factors set forth below. There has been no material change in the risk factors set forth in our 2007 Form 10-K other than those set forth below.

Our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability, which could have an adverse effect on our business, revenues and profitability.

The automotive retail industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates and credit availability. The recent tightening of the credit markets and the general economic slowdown, shift in consumer preference towards fuel-efficient vehicles, highly volatile fuel prices and tightening credit standards has resulted in a difficult economic environment and the automotive retail industry is experiencing a decline in vehicle sales and may experience a sustained period of decline in the future. Any further declines or change of this type could have a material adverse effect on our business, revenues, cash flows and profitability.

Fuel prices have remained volatile and may continue to affect consumer preferences in connection with the purchase of our vehicles. Consumers may be less likely to purchase larger, more expensive vehicles, such as sports utility vehicles or luxury automobiles and more likely to purchase smaller, less expensive and more fuel efficient vehicles. Further increases in fuel prices could have a material adverse effect on our business, revenues, cash flows and profitability.

In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our revenues, cash flows and profitability depend substantially on general economic conditions and spending habits in those regions of the United States where we maintain most of our operations.

Market conditions could also make it more difficult for us to raise additional capital or obtain additional financing to fund capital expenditure projects or acquisitions. We cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be an adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2008, our Board of Directors authorized us to repurchase up to $20.0 million of common stock. The following table summarizes the share repurchases that occurred during the quarter ended September 30, 2008:

			Total	Approximate
			Number of Shares	Dollar Value of
	Total		Purchased as	Shares That May be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	August 2008
Period	Purchased	per Share	or Programs	Authorization
(In thousands)

Beginning dollar amount available for purchases as of July 1, 2008:	—	$—	—	$—
July 1 — July 31, 2008	—	—	—	—
Authorization for purchase on August 1, 2008	—	—	—	20,000
August 1 — August 31, 2008	37,300	20.76	37,300	(774)
September 1 — September 30, 2008	—	—	—	—

Total shares purchased	37,300	$20.76	37,300	(774)

Ending dollar amount available for purchases as of September 30, 2008				$19,226

Item 6.	Exhibits

3.1		Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893).
3.2		Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007).
10	.1*	Amendment No. 4 to Credit Agreement dated as of September 10, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders
10	.2*	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited.
11.1		Statement re: computation of earnings per share is included under Note 4 to the financial statements.
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date November 6, 2008