Form 10-K
period 2008-12-31
GROUP 1 AUTOMOTIVE INC
filed 2009-02-25
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-13461
Group 1 Automotive, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	76-0506313 (I.R.S. Employer Identification No.)

800 Gessner, Suite 500 Houston, Texas 77024 (Address of principal executive offices, including zip code)	(713) 647-5700 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $452.7 million based on the reported last sale price of common stock on June 30, 2008, which is the last business day of the registrant’s most recently completed second quarter.

As of February 24, 2009, there were 23,991,099 shares of our common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases and dividends;

•	capital expenditures;

•	changes in sales volumes and credit for customer financing in new and used vehicles and sales volumes in the parts and service markets;

•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels; and

•	availability of financing for inventory, working capital, real estate and capital expenditures.

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the current economic recession has substantially depressed consumer confidence and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, Daimler, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress, bankruptcy or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	the immediate concerns over the financial viability of one or more of the domestic manufacturers (i.e., Chrysler, General Motors and Ford) could result in a restructuring of these companies, up to and including bankruptcy; and, as such, we would likely suffer immediate financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

ii

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volume from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

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

General

Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the $1.0 trillion automotive retail industry. As of December 31, 2008, we owned and operated 127 franchises at 97 dealership locations and 23 collision service centers in the United States of America (the “U.S.”) and six franchises at three dealerships and two collision centers in the United Kingdom (the “U.K.”). Through our operating subsidiaries, we market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Hailsham and Worthing in the U.K.

As of December 31, 2008, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (46 dealerships in Kansas, Oklahoma and Texas) and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to our Chief Executive Officer, as well as a regional chief financial officer reporting directly to our Chief Financial Officer. In addition, our international operations are managed locally with direct reporting responsibilities to our corporate management team.

As discussed in more detail in Note 2 to our consolidated financial statements, all of our operating subsidiaries operate as one reportable segment. Our financial information, including our revenues, is included in our consolidated financial statements and related notes beginning on page F-1.

Business Strategy

Our business strategy is to leverage one of our key strengths — the considerable talent of our people to: (i) sell new and used vehicles; (ii) arrange related financing, vehicle service and insurance contracts; (iii) provide maintenance and repair services; and (iv) sell replacement parts via an expanding network of franchised dealerships located primarily in growing regions of the U.S. and the U.K., as well as acquire new dealerships in existing or new markets that provide acceptable return of investment. We believe that over the last three years we have developed one of the strongest management teams in the industry.

With this level of talent, we plan to continue empowering our operators to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs and expenses. We believe this approach allows us to continue to attract and retain talented employees, as well as provide the best possible service to our customers.

We continue with our efforts to fully leverage our scale, reduce costs, enhance internal controls and enable further growth and, as such, we are taking steps to standardize key operating processes. Our management structure supports more rapid decision making and speeds the roll-out of new processes. In 2007, we successfully completed the conversion of all of our dealerships to the same dealer management system offered by Dealer Services Group of Automatic Data Processing Inc. (“ADP”) and put in place a standard general ledger layout. During 2008, we consolidated portions of our dealership accounting and administrative functions into regional centers. These actions represent key building blocks that will not only enable us to bring more efficiency to our accounting and information technology processes, but will support further standardization of critical processes and more rapid integration of acquired operations going forward, significantly reducing technology costs and increasing the speed in which we can achieve the full potential of our newly acquired stores.

We completed acquisitions comprising in excess of $90.0 million in estimated aggregated annualized revenues for 2008. And, we believe that substantial opportunities for growth through acquisition remain in our industry. However, in light of the current economic downturn, we do not anticipate completing any dealership acquisitions during 2009. Beyond the present economic headwinds that we face, we will selectively grow our portfolio of import and luxury brands, as well as target that growth in geographically diverse areas with bright economic outlooks over the longer-term. Further, we will continue to critically evaluate our return on capital invested in our dealership operations for disposition opportunities.

While we desire to continue to grow through acquisitions, we continue to primarily focus on the performance of our existing stores to achieve internal growth goals. We believe further revenue growth is available in our existing stores and plan to utilize enhancements to our processes and technology to help our people deliver that anticipated growth. In particular, we continue to focus on growing our higher margin used vehicle and parts and service businesses, which support growth even in the absence of an expanding market for new vehicles. The use of software tools in conjunction with our management focus on proven processes in the used vehicle and parts and service operations have helped to increase retail sales and improve margins over the past several years. We are also continuing to improve service revenue by investing further capital in our facilities.

For 2009, we will primarily focus on five key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	Used vehicle and parts and service businesses;

•	Cost reduction and operating efficiency efforts;

•	generation of cash flow and reduction of debt to strengthen our balance sheet;

•	Continue transition to an operating model with greater commonality of key operating processes and systems that support the extension of best practices and the leveraging of scale; and

•	Improving or disposing of underperforming dealerships in our current portfolio.

Despite the recent economic downturn and resulting negative impact on our business, we remain optimistic about our business model and expect that, over the long term, industry sales will rebound, reflecting a significant level of pent-up demand.

Dealership Operations

Our operations are located in geographically diverse markets that extend domestically from New Hampshire to California and, beginning in 2007, internationally in the U.K. By geographic area, our revenues from external customers for the year ended December 31, 2008 were $5,491.8 million and $162.3 million from our domestic and foreign operations, respectively. Our domestic and foreign long-lived assets other than goodwill, intangible assets and financial instruments as of December 31, 2008 were $531.3 million and $20.3 million, respectively. The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2008 and the number of dealerships and franchises in each region:

		Percentage of Our
		New Vehicle
		Retail Units Sold
		During the Twelve	As of December 31, 2008
		Months Ended	Number of	Number of
Region	Geographic Market	December 31, 2008	Dealerships	Franchises

Eastern	Massachusetts	12.1%	9	10
	New Jersey	6.6	6	7
	New York	4.1	5	5
	New Hampshire	3.5	3	3
	Louisiana	3.3	3	7
	Georgia	3.4	4	4
	Florida	2.5	3	3
	Mississippi	1.5	3	3
	Alabama	0.8	1	1
	Maryland	0.6	2	2
	South Carolina	0.3	1	1

		38.9	40	46
Central	Texas	32.7	31	44
	Oklahoma	9.4	13	20
	Kansas	1.3	2	2

		43.4	46	66

Western	California	16.0	11	15

International	United Kingdom	1.7	3	6

Total		100.0%	100	133

Each of our local operations has a management structure that promotes and rewards entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts and service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization. In the U.S., each general manager reports to one of our market directors or one of three regional vice presidents. Our regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Our U.K. operations are structured similarly, with a director of operations reporting directly to our Chief Executive Officer.

New Vehicle Sales

In 2008, we sold or leased 110,705 new vehicles representing 32 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for approximately 23.5% of our gross profit in 2008. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease creates the following additional profit opportunities for a dealership:

•	manufacturer incentives, if any;

•	the resale of any trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale; and

•	the service and repair of the vehicle both during and after the warranty period.

Brand diversity is one of our strengths. Our mix of domestic, import and luxury franchises is also critical to our success. Over the past five years, we have strategically managed our exposure to the declining domestic market and emphasized the faster growing luxury and import markets, shifting our sales mix from 41% domestic and 59% luxury and import in 2004 to 19% and 81% in 2008, respectively. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned as of December 31, 2008:

				Franchises Owned
				As of
	New Vehicle	New Vehicle	% of Total	December 31,
	Revenues	Unit Sales	Units Sold	2008
	(In thousands)

Toyota	$782,626	31,249	28.2%	13	(1)
Nissan	320,746	12,884	11.6%	12
Honda	302,801	12,864	11.6%	8
Scion	31,895	1,780	1.6%	N/A	(1)
Volkswagen	23,347	978	0.9%	2
Mazda	22,728	1,010	0.9%	2
Subaru	14,350	589	0.5%	1
Hyundai	6,162	282	0.3%	1
Kia	5,601	290	0.3%	2
Mitsubishi	2,841	124	0.1%	1

Total import	$1,513,097	62,050	56.0%	42

BMW	384,112	7,607	6.9%	12
Mercedes-Benz	329,203	5,882	5.3%	6
Lexus	258,230	5,789	5.2%	3
Acura	91,376	2,609	2.4%	4
Infiniti	44,916	1,191	1.1%	1
Volvo	35,430	1,019	0.9%	2
Audi	19,010	409	0.4%	1
Mini	54,636	2,063	1.9%	6
smart	10,480	619	0.6%	1
Lincoln	9,469	229	0.2%	3
Porsche	7,315	96	0.1%	1
Maybach	4,491	11	0.0%	1
Cadillac	2,061	43	0.0%	—

Total luxury	$1,250,729	27,567	25.0%	41

Ford	274,017	9,120	8.2%	11
Dodge	121,393	4,201	3.8%	8
Chevrolet	107,914	3,543	3.2%	5
GMC	40,326	1,164	1.0%	2
Jeep	40,115	1,541	1.4%	8
Chrysler	28,599	884	0.8%	8
Pontiac	6,447	296	0.3%	2
Buick	5,280	147	0.1%	2
Mercury	4,971	192	0.2%	4

Total domestic	629,062	21,088	19.0%	50

Total	$3,392,888	110,705	100.0%	133

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at all of our Toyota franchised locations.

Our diversity by manufacturer for the years ended December 31, 2008 and 2007 is set forth below:

	For the Year Ended December 31,
		% of		% of
	2008	Total	2007	Total

Toyota	38,818	35.1%	47,243	36.6%
Honda	15,473	14.0	16,081	12.4
Nissan	14,075	12.7	16,218	12.6
Ford	10,560	9.5	15,334	11.9
BMW	9,670	8.7	8,701	6.7
Chrysler	6,626	6.0	9,887	7.7
Mercedez-Benz	6,512	5.9	4,197	3.2
General Motors	5,193	4.7	7,196	5.6
Other	3,778	3.4	4,358	3.3

Total	110,705	100.0%	129,215	100.0%

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

Used Vehicle Sales

We sell used vehicles at each of our franchised dealerships. In 2008, we sold or leased 61,971 used vehicles at our dealerships, and sold 36,819 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for approximately 12.5% of our gross profit in 2008, while losses from the sale of vehicles on wholesale markets reduced our gross profit by approximately 0.5%. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of our ability to acquire these vehicles at favorable prices due to their limited comparability and the nature of their valuation, which is dependent on a vehicle’s age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, the availability of retail financing, and general economic conditions.

Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, the best sources of high-quality used vehicles. Our dealerships supplement their used vehicle inventory from purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers, and from wholesalers. We continue to extensively utilize the American Auto Exchange’s used vehicle management software in all of our dealerships to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and deliberately reducing our wholesale used vehicle business. This internet-based software tool enables our managers to make used vehicle inventory decisions based on real time market valuation data, and is an integral part of our used vehicle process. It also allows us to leverage our size and local market presence by enabling the sale of used vehicles at a given dealership from our other dealerships in a local market, effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time. Each of our dealerships attempts to maintain no more than a 37 days’ supply of used vehicles.

In addition to active management of the quality and age of our used vehicle inventory, we have attempted to increase the profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned vehicles typically sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Certified pre-owned vehicles are eligible for new vehicle benefits such as new vehicle finance rates and, in some cases, extension of the manufacturer warranty. Our certified pre-owned vehicle sales have increased from 23.3% of total used retail sales in 2007 to 32.5% in 2008.

Parts and Service Sales

We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 25 collision centers we operate. Our parts and service business accounted for approximately 44.1% of our gross profit in 2008. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular dealership. Warranty work accounted for approximately 19.3% of the revenues from our parts and service business in 2008. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a retail customer.

The automotive repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles, especially in the area of electronics, has made it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in obtaining, training and retaining qualified technicians to work in our service and repair facilities and in state of the art diagnostic and repair equipment to be utilized by these technicians. Additionally, manufacturers permit warranty work to be performed only at franchised dealerships and there is a trend in the automobile industry towards longer new vehicle warranty periods. As a result, we believe an increasing percentage of all repair work will be performed at franchised dealerships that have the sophisticated equipment and skilled personnel necessary to perform repairs and warranty work on today’s complex vehicles.

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

Finance and Insurance Sales

Revenues from our finance and insurance operations consist primarily of fees for arranging financing, vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for approximately 20.4% of our gross profit in 2008. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.

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

The products our dealerships currently offer are generally underwritten and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Under our arrangements with the providers of these products, we either sell these products on a straight commission basis, or we sell the product, recognize commission and participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. These commissions may be subject to chargeback, in full or in part, if the contract is terminated prior to its scheduled maturity. In the first half of 2008, we decided to terminate our offerings of credit life and accident and disability insurance policies in light of the significant decline in profitability and popularity. We own a company that reinsures a portion of the third-party credit life and accident and disability insurance policies we sold prior to that decision.

New and Used Vehicle Inventory Financing

Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and a separate floorplan credit facility arrangement with one of the manufacturers that we represent. In March 2007, we entered into an amended and restated five-year revolving syndicated credit arrangement (the “Revolving Credit Facility”) that matures in March 2012 and provides a total of $1.35 billion of financing. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. The revolving credit facility consists of two tranches: $1.0 billion for vehicle inventory financing (the “Floorplan Line”), and $350.0 million for acquisitions, capital expenditures and working capital (the “Acquisition Line”). We utilize the $1.0 billion tranche of our Floorplan Line to finance up to 70% of the value of our used vehicle inventory and up to 100% of the value of all new vehicle inventory, other than new vehicles produced by Ford and some of their affiliates. The capacity under the Acquisition Line can be re-designated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. However, restrictions on the availability of funds under the Acquisition Line are governed by debt covenants in existence under the Revolving Credit Facility. During 2008, our floorplan arrangement with Ford Motor Credit Company provided $300 million of floorplan financing capacity (the “FMCC Facility”). We use the funds available under this arrangement to exclusively finance our inventories of new Ford vehicles produced by the lender’s manufacturer affiliate. The FMCC Facility renews annually in December. We recently renewed the FMCC Facility through December 2009. We have the option to cancel the FMCC Facility by giving Ford Motor Credit Company 90 days notice. Should the FMCC facility no longer be available to us for financing of our new Ford inventory, we could utilize the available capacity under our Floorplan Facility to finance this inventory. From 2006 through the early part of 2007, we had a similar arrangement with DaimlerChrysler Services North America to exclusively finance our inventories of new DaimlerChrysler vehicles produced by the lender’s manufacturer affiliate but, on February 28, 2007, the DaimlerChrysler Facility matured and was not renewed. We used borrowings under our Revolving Credit Facility to pay off the outstanding balance under the DaimlerChrysler facility at that time. Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases, which we recognize as a reduction of cost of new vehicle sales.

Acquisition and Divestiture Program

We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a focus on import and luxury brands;

•	creating economies of scale;

•	delivering a targeted return on investment; and

•	eliminating underperforming dealerships.

We have grown our business primarily through acquisitions. From January 1, 2004, through December 31, 2008, we:

•	purchased 61 franchises with expected annual revenues, estimated at the time of acquisition, of $2.8 billion;

•	disposed of 49 franchises with annual revenues of $0.6 billion; and

•	have been granted three new franchises by vehicle manufacturers.

Acquisition strategy.  We seek to acquire large, profitable, well-established dealerships that are leaders in their markets to:

•	expand into geographic areas we do not currently serve;

•	expand our brand, product and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets;

•	acquire the real estate to provide maximum operating flexibility; and/or

•	increase operating efficiency and cost savings in areas such as advertising, purchasing, data processing, personnel utilization and the cost of floorplan financing.

We typically pursue dealerships with superior operational management personnel whom we seek to retain. By retaining existing management personnel who have experience and in-depth knowledge of their local market, we believe that we can avoid the risks involved with employing and training new and untested personnel.

We continue to focus on the acquisition of dealerships or groups of dealerships that offer opportunities for higher returns, particularly import and luxury brands, and will strengthen our operations in geographic regions in which we currently operate with attractive long-term economic prospects.

Recent Acquisitions.  In 2008, we acquired 3 luxury and 2 domestic franchises with expected annual revenues of approximately $90.2 million. The new franchises included (i) a BMW and Mini dealership in Annapolis, Maryland, (ii) a smart franchise in Beverly Hills, California, and (iii) a Chrysler and a Jeep franchise in Austin, Texas, that were added in the same location of our already existing Dodge franchise.

Divestiture Strategy.  We continually review our capital investments in dealership operations for disposition opportunities, based upon a number of criteria, including:

•	the rate of return over a period of time;

•	location of the dealership in relation to existing markets and our ability to leverage our cost structure;

•	the dealership franchise brand; and

•	existing real estate obligations, coupled with our ability to exit those obligations.

While it is our desire to only acquire profitable, well-established dealerships, at times we have been requested, in connection with the acquisition of a particular dealership group, to acquire stores that do not fit our investment profile. We acquire such dealerships with the understanding that we may need to divest ourselves of them in the near or immediate future. The costs associated with such divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors, such as: (i) change in management, (ii) increase or improvement in facility operations, (iii) relocation of facility based on demographic changes, or (iv) reduction in costs and sales training. If, after a period of time, a dealership’s profitability does not positively respond, management will make the decision to sell the dealership to a third party, or, in a rare case, surrender the franchise back to the manufacturer. Management constantly monitors the performance of all of its stores, and routinely assesses the need for divestiture. In 2008, we continued disposing of under-performing dealerships and have again made this a focus for 2009, as we continue to rationalize our dealership portfolio and increase the overall profitability of our operations.

We own the real estate associated with the operation of approximately 25% of our dealerships. As such, in conjunction with the disposition of certain of our franchises, we may also dispose of the associated real estate.

Recent Dispositions.  During 2008, we sold 8 franchises and terminated 6 others with annual revenues of approximately $146.4 million. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations or the impairment of long-lived assets.

Outlook.  We do not foresee the acquisition of any dealerships in 2009, due to the current economic environment. Based on market conditions, franchise performance and our overall strategy, we anticipate further dispositions of underperforming franchises, but are unable to estimate an amount at this time.

Competition

We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and related parts and accessories, as well as where to have a vehicle serviced. According to industry sources, there are approximately 18,642 franchised automobile dealerships and approximately 38,662 independent used vehicle dealers in the retail automotive industry as of December 31, 2008.

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

New and Used Vehicles.  We believe the principal competitive factors in the automotive retailing business are location, suitability of the facility, on-site management, the suitability of a franchise to the market in which it is located, service, price and selection. In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies, and Internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not sell in a particular market. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area.

In the used vehicle market, our dealerships compete both in their local market and nationally, including over the Internet, with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies and private parties for the supply and resale of used vehicles.

Parts and Service.  In the parts and service market, our dealerships compete with other franchised dealers to perform warranty repairs and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains, and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally over the Internet in competition with franchised and independent retail and wholesale parts outlets. We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, access to technology required for certain repairs and services (e.g., software patches, diagnostic equipment, etc.), location, price, the competence of technicians and the availability of training programs to enhance such expertise. A number of regional or national chains offer selected parts and services at prices that may be lower than ours.

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

Financing Arrangements

As of December 31, 2008, our total outstanding indebtedness and lease and other obligations were $1,921.8 million, including the following:

•	$693.7 million under the Floorplan Line of our Revolving Credit Facility;

•	$50.0 million under the Acquisition Line of our Revolving Credit Facility;

•	$442.8 million of future commitments under various operating leases;

•	$220.6 million in 2.25% convertible senior notes due 2036 (the “2.25% Convertible Notes”);

•	$73.0 million in 8.25% senior subordinated notes due 2013 (the “8.25% Notes”);

•	$88.7 million under our FMCC Facility;

•	$178.0 million under our real estate credit facility (our “Mortgage Facility”);

•	$39.9 million under floorplan notes payable to various manufacturer affiliates for foreign and rental vehicles;

•	$94.0 million of various notes payable;

•	$17.3 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line; and

•	$23.8 million of other short and long-term purchase commitments.

As of December 31, 2008, we had the following amounts available for additional borrowings under our various credit facilities:

•	$306.3 million under the Floorplan Line of our Revolving Credit Facility, including $44.9 million of immediately available funds;

•	$106.0 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants;

•	$211.3 million under our FMCC Facility; and

•	$57.0 million available for additional borrowings under the Mortgage Facility.

In addition, the indentures relating to our 8.25% Notes, 2.25% Convertible Notes and other debt instruments allow us to incur additional indebtedness and enter into additional operating leases, subject to certain conditions.

Stock Repurchase Program

From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2008, our Board of Directors authorized us to repurchase a number of shares equivalent to the shares issued pursuant to our employee stock purchase plan on a quarterly basis. All funds for these repurchases came from employee contributions during 2008. Also in August 2008, our Board of Directors authorized the repurchase of up to $20.0 million of additional common shares. Pursuant to this authorization, a total of 37,300 shares were repurchased during 2008, at an average price of $20.76 per share, or $0.8 million.

Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Dividends

During 2008, our Board of Directors approved four quarterly cash dividends totaling $0.47 per share, comprised of three quarters at $0.14 per share and a reduction in the fourth quarter of 2008 to $0.05 per share. On February 19 2009, our Board of Directors indefinitely suspended the dividend due to economic uncertainty. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors. See Note 15 to our consolidated financial statements for a description of restrictions on the payment of dividends.

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

Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. In most cases, manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. From time to time, certain manufacturers may assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. We work with these manufacturers to address any asserted performance issues. In general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. However, federal law, including any federal bankruptcy law or any federal law that may be passed to address the current economic crisis, may preempt state law and allow manufacturers greater freedom to terminate or not renew franchises. The current economic recession has caused domestic manufacturers to critically evaluate their respective dealer networks. They have advised the U.S. government and general public that it is each of their intent to reduce their respective dealer networks. The U.S. government may enact legislation to support this initiative or may make such network restriction a condition to receive future bailout funding. Subject to the current economic factors, we generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification.

Our dealership service departments perform vehicle repairs and service for customers under manufacturer warranties. We are reimbursed for the repairs and service directly from the manufacturer. Some manufacturers offer rebates to new vehicle customers that we are required, under specific program rules, to adequately document, support and typically are responsible for collecting. In addition, from time to time, some manufacturers provide us with incentives to sell certain models and levels of inventory over designated periods of time. Under the terms of our dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive and rebate audits and charge us back for unsupported or non-qualifying warranty repairs, rebates or incentives.

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

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers that accounted for approximately 10% or more of our new vehicle retail unit sales:

Percentage of New
Vehicle Retail
Units Sold
during the
Twelve Months Ended
December 31,
Manufacturer	2008

Toyota/Lexus/Scion	35.1%
Honda/Acura	14.0%
Nissan/Infiniti	12.7%

Governmental Regulations

Automotive and Other Laws and Regulations

We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business and the business of our manufacturers. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations or financial condition. For example, in response to recent studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, the current session of the U.S. Congress is considering climate change-related legislation to restrict greenhouse gas emissions and at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Of significance to the automotive retail industry, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in its first climate-change decision, Massachusetts, et al. v. EPA, it is clear that the U.S. Environmental Protection Agency, or “EPA,” may regulate greenhouse gas emissions from mobile sources such as cars and trucks. The EPA has publicly stated its goal of issuing a proposed rule to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels but the timing for issuance of this proposed rule has not been finalized by the agency. In light of global warming concerns, we anticipate new federal or state restrictions on emissions of carbon dioxide that will be imposed on vehicles and automobile fuels in the United States could adversely affect demand for the vehicles that we sell.

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

Employees

We believe our relationships with our employees are favorable. As of December 31, 2008, we employed 7,687 (Regular Full-Time, Regular Part-Time and Temporary) people, of whom:

•	1,102 were employed in managerial positions;

•	1,418 were employed in non-managerial vehicle sales department positions;

•	3,831 were employed in non-managerial parts and service department positions; and

•	1,336 were employed in administrative support positions.

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

The following table sets forth certain information as of the date of this Annual Report on Form 10-K regarding our current executive officers:

Name	Age	Position

Earl J. Hesterberg	55	President and Chief Executive Officer
John C. Rickel	47	Senior Vice President and Chief Financial Officer
Randy L. Callison*	55	Senior Vice President, Operations and Corporate Development
Darryl M. Burman	50	Vice President, General Counsel and Corporate Secretary
J. Brooks O’Hara	53	Vice President, Human Resources

*	Retired effective December 31, 2008

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

Randy L. Callison

Mr. Callison served as Senior Vice President, Operations and Corporate Development from May 2006 until his retirement on December 31, 2008 and as our Vice President, Operations and Corporate Development from January 2006 until May 2006. From August 1998 until January 2006, Mr. Callison served as Vice President, Corporate Development. Mr. Callison has been involved as a key member of our acquisition team and has been largely responsible for building our dealership network since joining us in 1997. Prior to joining us, Mr. Callison served for a number of years as a general manager for a Nissan/Oldsmobile dealership and subsequently as chief financial officer for the Mossy Companies, a large Houston-based automotive retailer. Mr. Callison began his automotive career as a dealership controller after spending nine years with Arthur Andersen as a CPA in its audit practice, where his client list included Houston-area automotive dealerships.

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

J. Brooks O’Hara

Mr. O’Hara has served as Vice President, Human Resources since February 2000. From 1997 until joining Group 1, Mr. O’Hara was Corporate Manager of Organization Development at Valero Energy Corporation, an integrated refining and marketing company. Prior to joining Valero, Mr. O’Hara served for a number of years as Vice President of Administration and Human Resources at Gulf States Toyota, an independent national distributor of new Toyota vehicles, part and accessories. Mr. O’Hara is a Senior Professional in Human Resources (SPHR).

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

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange. We filed last year’s certification in May 2008. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Annual Report on Form 10-K.

Item 1A.	Risk Factors

The current economic slowdown has had and could continue to have a material adverse effect on our business, revenues and profitability.

The automotive retail industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates and credit availability. Historically, unit sales of motor vehicles, particularly new vehicles, have been cyclical, fluctuating with general economic cycles. During economic downturns, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. The recent tightening of the credit markets and the general economic slowdown, volatility in consumer preference around fuel-efficient vehicles, in conjunction with volatile fuel prices, concern about domestic manufacturer viability and tightening credit standards has resulted in a difficult business environment and the automotive retail industry is experiencing a significant decline in vehicle sales. This decline may continue and the time period that sales may stay depressed is unknown. These declines have had and any further declines or change of this type could have a further material adverse effect on our business, revenues, cash flows and profitability.

Fuel prices have remained volatile and may continue to affect consumer preferences in connection with the purchase of our vehicles. Rising fuel prices may make consumers less likely to purchase larger, more expensive vehicles, such as sports utility vehicles or luxury automobiles and more likely to purchase smaller, less expensive and more fuel efficient vehicles. Further increases or sharp declines in fuel prices could have a material adverse effect on our business, revenues, cash flows and profitability.

In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our revenues, cash flows and profitability depend substantially on general economic conditions and spending habits in those regions of the United States where we maintain most of our operations.

Our results of operations and financial condition have been and could continue to be adversely affected by the conditions in the credit markets and the declining economic conditions in the United States.

The recent turmoil in the credit markets has resulted in tighter credit conditions and has adversely impacted our business. In the automotive finance market, tight credit conditions have resulted in a decrease in the availability of automotive loans and leases and has led to more stringent lending restrictions. Additionally, the declining economic conditions in the United States have adversely impacted demand for new and used vehicles. As a result, our new and used vehicle sales and margins have been adversely impacted. If the unfavorable economic conditions continue and the availability of automotive loans and leases remains limited, we anticipate that our vehicle sales and margins will continue to be adversely impacted.

A significant portion of vehicle buyers, particularly in the used car market, finance their vehicle purchases. Sub-prime finance companies have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of a down payment, do not have access to more traditional finance sources. Recent economic developments have caused most sub-prime finance companies to tighten their credit standards and this has adversely affected our used vehicle sales and margins. If sub-prime finance companies apply higher standards, if there is any further tightening of credit standards used by sub-prime finance companies, or if there is additional decline in the overall availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our used car business, revenues, cash flows and profitability.

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

We depend on the manufacturers to provide us with a desirable mix of new vehicles. The most popular vehicles usually produce the highest profit margins and are frequently difficult to obtain from the manufacturers. If we cannot obtain sufficient quantities of the most popular models, our profitability may be adversely affected. Sales of less desirable models may reduce our profit margins. Several manufacturers generally allocate their vehicles among their franchised dealerships based on the sales history of each dealership. If our dealerships experience prolonged sales slumps relative to our competitors, these manufacturers may cut back their allotments of popular vehicles to our dealerships and new vehicle sales and profits may decline. Similarly, the delivery of vehicles, particularly newer, more popular vehicles, from manufacturers at a time later than scheduled could lead to reduced sales during those periods.

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

We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of a major vehicle manufacturer. Toyota/Lexus/Scion, Honda/Acura, Nissan/Infiniti, Ford, BMW, Chrysler and Mercedes-Benz dealerships represented approximately 91.9% of our total new vehicle retail units sold in 2008. In particular, sales of Toyota/Lexus and Honda/Acura new vehicles represented 49.1% of our new vehicle unit sales in 2008. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our stores an attractive, high-quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts, to customers. Our stores perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and direct bill the manufacturer as opposed to invoicing the customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers, as well as for vehicle incentives. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our stores.

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, or other adverse events. In 2008, vehicle manufacturers, in particular domestic manufacturers, were adversely impacted by the unfavorable economic conditions in the United States.

In the event or threat of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (4) consumer demand for such manufacturer’s products could be materially adversely affected and could impact the value of our inventory.

These events may result in a partial or complete write-down of our goodwill and/or intangible franchise rights with respect to any terminated franchises and cause us to incur impairment charges related to operating leases and/or receivables due from such manufacturers or to record allowances against the value of our new and used inventory. In addition, vehicle manufacturers may be adversely impacted by economic downturns or recessions, adverse fluctuations in currency exchange rates, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects.

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

Growth in our revenues and earnings depends substantially on our ability to acquire and successfully integrate and operate dealerships. We cannot guarantee that we will be able to identify and acquire dealerships in the future. In addition, we cannot guarantee that any acquisitions will be successful or on terms and conditions consistent with past acquisitions. Restrictions by our manufacturers, as well as covenants contained in our debt instruments, may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices. And, some of our competitors may have greater financial resources than us.

We will continue to need substantial capital in order to acquire additional automobile dealerships. In the past, we have financed these acquisitions with a combination of cash flow from operations, proceeds from borrowings under our credit facilities, bond issuances, stock offerings, and the issuance of our common stock to the sellers of the acquired dealerships.

We currently intend to finance future acquisitions by using cash and, in rare situations, issuing shares of our common stock as partial consideration for acquired dealerships. The use of common stock as consideration for acquisitions will depend on three factors: (1) the market value of our common stock at the time of the acquisition, (2) the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses, and (3) our determination of what is in our best interests. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock is depressed or if our access to capital is limited.

In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management’s attention, delays, or other operational or financial problems. Acquisitions involve a number of special risks, including, among other things:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to integrate the operations and personnel of the acquired dealerships;

•	entering new markets with which we are not familiar;

•	incurring undiscovered liabilities at acquired dealerships, in the case of stock acquisitions;

•	disrupting our ongoing business;

•	failing to retain key personnel of the acquired dealerships;

•	impairing relationships with employees, manufacturers and customers; and

•	incorrectly valuing acquired entities.

Some or all of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. Although we conduct what we believe to be a prudent level of investigation regarding the operating condition of the businesses we purchase in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Based on the organization and management of our business, we determined that each region qualified as reporting units for the purpose of assessing goodwill for impairment.

To determine the fair value of our reporting units in assessing the carrying value of our goodwill for impairment, we use a combination of the discounted cash flow and market approaches. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and our weighted average cost of capital. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (a) our industry, (b) our recent transactions, and (c) reasonable performance expectations for our operations. If any one of the above assumptions changes, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the applicable reporting unit, especially with respect to those operations acquired prior to July 1, 2001.

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

We assess the carrying value of our other long-lived assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when events or circumstances indicate that an impairment may have occurred.

Changes in interest rates could adversely impact our profitability.

All of the borrowings under our various credit facilities bear interest based on a floating rate. Therefore, our interest expense would rise with any increase in interest rates. We have entered into derivative transactions to convert a portion of our variable rate debt to fixed rates to partially mitigate this risk. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. In addition, we receive credit assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

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

The operation of automobile dealerships is subject to compliance with a wide range of laws and regulations and is subject to a broad variety of risks. While we have insurance on our real property, comprehensive coverage for our vehicle inventory, general liability insurance, workers’ compensation insurance, employee dishonesty coverage, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with vehicle sales and financing activities, we are self-insured for a portion of our potential liabilities. We purchase insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self-insured retentions.

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

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In particular, availability of funds from those markets generally has diminished significantly, while the cost of raising money in the debt and equity capital markets has increased substantially. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to current debt, and reduced and, in some cases, ceased to provide funding to borrowers.

Our inability to meet a financial covenant contained in our debt agreements may adversely affect our liquidity, financial condition or results of operations.

Our debt instruments contain numerous covenants that limit our discretion with respect to business matters, including mergers or acquisitions, paying dividends, repurchasing our common stock, incurring additional debt or disposing of assets. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures under the cross default provisions in those agreements or indentures. If a default or cross default were to occur, we may be required to renegotiate the terms of our indebtedness, which could be on less favorable terms than our current terms and would likely cause us to incur additional fees to process. Alternatively, we may not be able to pay our debts or borrow sufficient funds to refinance them. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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

Our stores are concentrated in states and regions in the United States in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) have in past and may in the future disrupt our store operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We presently lease our corporate headquarters, which is located at 800 Gessner, Houston, Texas. In addition, as of December 31, 2008, we had 133 franchises situated in 100 dealership locations throughout 15 states and in the U.K. As of December 31, 2008, we leased 73 of these locations and owned the remainder. We have three locations in Massachusetts and one location in Oklahoma where we lease the land but own the building facilities. These locations are included in the leased column of the table below:

		Dealerships
Region	Geographic Location	Owned	Leased

Eastern	Massachusetts	4	5
	Maryland	2	—
	New Hampshire	—	3
	New Jersey	3	3
	New York	1	4
	Louisiana	—	3
	Florida	2	1
	Georgia	3	1
	Mississippi	—	3
	Alabama	—	1
	South Carolina	1	—

		16	24
Central	Texas	2	29
	Oklahoma	1	12
	Kansas	2

		5	41
Western	California	3	8
International	U.K.	3	—

Total		27	73

We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. In the past, we tried to structure our operations so as to avoid the ownership of real property. In connection with our acquisitions, we generally sought to lease rather than acquire the facilities on which the acquired dealerships were located. We generally entered into lease agreements with respect to such facilities that have 30-year total terms with 15-year initial terms and three five-year option periods, at our option. As a result, we lease the majority of our facilities under long-term operating leases. See Note 8 to our consolidated financial statements.

In March of 2007, we established a Mortgage Facility for the primary purpose of acquiring existing land and buildings on which our dealerships are located or for newly acquired land and buildings in which a new dealership is located. One of our subsidiaries, Group 1 Realty, Inc., typically acquires the property and acts as the landlord of our dealership operations. During 2008, due to slowing business conditions and a reduction in available credit, we have slowed our real estate acquisition activity. For the year ended December 31, 2008, we acquired $101.6 million of real estate in conjunction with our dealership acquisitions and existing facility improvement and expansion actions, as well as, through the selective exercise of lease buy-out options. With these acquisitions, the capitalized value of the real estate that we owned was $387.6 million as of December 31, 2008.

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

Through relationships with insurance companies, our dealerships sold credit insurance policies to our vehicle customers and received payments for these services. Recently, allegations have been made against insurance companies with which we do business that they did not have adequate monitoring processes in place and, as a result, failed to remit to credit insurance policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of our dealerships have received notice from insurance companies advising us that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. To date, we have paid out $1.5 million in the aggregate to settle our contractual obligations with three insurance companies. The commissions received on sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). As such, a portion of this pay-out was offset against deferred revenue, while the remainder was recognized as a finance and insurance chargeback expense in 2008 and 2007. We believe that we have meritorious defenses that we will pursue for a portion of these chargebacks, but anticipate paying some additional amount for claims or probable settlements in the future. However, the exact amounts cannot be determined with any certainty at this time.

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

The common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 78 holders of record of our common stock as of February 24, 2009.

The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2007 and 2008:

	High	Low	Dividends Paid

2007:
First Quarter	$55.37	$39.16	$0.14
Second Quarter	43.41	39.14	0.14
Third Quarter	42.96	32.57	0.14
Fourth Quarter	35.38	23.59	0.14
2008:
First Quarter	$27.29	$19.81	$0.14
Second Quarter	29.64	19.85	0.14
Third Quarter	30.24	14.53	0.05
Fourth Quarter	21.94	4.34	—

On February 19, 2009, our Board of Directors indefinitely suspended the dividend, due to economic uncertainty. The payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2008, our 8.25% Notes were the most restrictive agreement with respect to such limits. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our revolving credit facility matures in 2012 and our 8.25% Notes mature in 2013.

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

The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2003, and that all dividends were reinvested. Performance data for Group 1, the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

	Group 1
Measurement Date	Automotive, Inc.	S&P 500	Peer Group

December 2003	$100.00	$100.00	$100.00
December 2004	87.04	110.85	101.96
December 2005	86.84	116.28	116.35
December 2006	143.28	134.50	126.42
December 2007	66.86	141.79	89.74
December 2008	31.02	88.67	42.73

Purchases of Equity Securities by the Issuer

No shares of our common stock were repurchased during the three months ended December 31, 2008. See “Business — Stock Repurchase Program” for more information.

Securities Authorized by Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following selected historical financial data as of December 31, 2008, 2007, 2006, 2005, and 2004, and for the five years in the period ended December 31, 2008, have been derived from our audited financial statements, subject to certain reclassifications to make prior years conform to the current year presentation. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date we acquired them. As a result of the effects of our acquisitions and other potential factors in the future, the historical financial information described in the selected financial data is not necessarily indicative of our results of operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected financial data:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousand, except per share amounts)

Income Statement Data:
Revenues	$5,654,087	$6,260,217	$5,940,729	$5,795,248	$5,240,632
Cost of sales	4,738,426	5,285,750	5,001,422	4,892,521	4,440,665

Gross profit	915,661	974,467	939,307	902,727	799,967
Selling, general and administrative expenses	739,430	758,877	717,786	716,317	647,487
Depreciation and amortization expense	25,652	20,438	17,694	18,469	15,376
Asset impairments	163,023	16,784	2,241	7,607	44,711

Income (loss) from operations	(12,444)	178,368	201,586	160,334	92,393
Other income and (expense):
Floorplan interest expense	(46,377)	(46,822)	(45,308)	(36,840)	(24,561)
Other interest expense, net	(28,916)	(22,771)	(15,708)	(14,712)	(15,473)
Gain (loss) on redemption of senior subordinated notes	36,629	(1,598)	(488)	—	(6,381)
Other income, net	302	560	629	282	143

Income (loss) from continuing operations before income taxes	(50,806)	107,737	140,711	109,064	46,121
Provision (benefit) for income taxes	(21,316)	38,653	51,427	38,269	19,368

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousand, except per share amounts)

Income (loss) from continuing operations, before cumulative effect of a change in accounting principle	(29,490)	69,084	89,284	70,795	26,753
Income (loss) related to discontinued operations, net of tax	(2,003)	(1,132)	(894)	(526)	1,028
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(16,038)	—

Net income (loss)	$(31,493)	$67,952	$88,390	$54,231	$27,781

Earnings per share:
Basic:
Income (loss) from continuing operations, before cumulative effect of a change in accounting principle	$(1.31)	$2.97	$3.70	$2.97	$1.17
Gain (loss) related to discontinued operations, net of tax	$(0.09)	$(0.05)	$(0.04)	$(0.03)	$0.05
Cumulative effect of a change in accounting principle	$—	$—	$—	$(0.67)	$—
Net income (loss)	$(1.40)	$2.92	$3.66	$2.27	$1.22
Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$(1.30)	$2.95	$3.65	$2.92	$1.14
Income (loss) related to discontinued operations, net of tax	$(0.09)	$(0.05)	$(0.03)	$(0.02)	$0.04
Cumulative effect of a change in accounting principle	$—	$—	$—	$(0.66)	$—
Net income (loss)	$(1.39)	$2.90	$3.62	$2.24	$1.18
Dividends per share	$0.47	$0.56	$0.55	$—	$—
Weighted average shares outstanding:
Basic	22,513	23,270	24,146	23,866	22,808
Diluted	22,671	23,406	24,446	24,229	23,494

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Working capital	$92,128	$184,705	$232,140	$133,246	$152,667
Inventories	845,944	878,168	807,332	736,877	853,474
Total assets	2,310,085	2,506,181	2,120,225	1,835,859	1,950,742
Floorplan notes payable — credit facility	693,692	648,469	423,007	393,459	474,134
Floorplan notes payable — manufacturer affiliates	128,580	170,911	279,572	309,528	348,295
Acquisition line	50,000	135,000	—	—	84,000
Mortgage facility	177,998	131,317	—	—	—
Long-term debt, including current portion	387,595	420,781	429,493	158,860	157,801
Stockholders’ equity	621,353	684,481	692,840	626,793	567,174
Long-term debt to capitalization(1)	50%	50%	38%	20%	30%

(1)	Includes the acquisition line, mortgage facility and other long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion in conjunction with Part I, including the matters set forth in the “Risk Factors” section, and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading operator in the $1.0 trillion automotive retail industry. As of December 31, 2008, we owned and operated 127 franchises at 97 dealership locations and 23 collision service centers in the United States and six franchises at three dealerships and two collision centers in the U.K. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the U.K.

As of December 31, 2008, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (46 dealerships in Kansas, Oklahoma and Texas), and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to the Chief Executive Officer and a regional chief financial officer reporting directly to our Chief Financial Officer. In addition, our international operations consist of three dealerships in the U.K. also managed locally with direct reporting responsibilities to our corporate management team.

During 2008, as throughout our 10-year history, we grew our business primarily through acquisitions. We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2004, through December 31, 2008, we have acquired 61 dealership franchises with annual revenues of $2.8 billion, disposed of or terminated 49 dealership franchises with annual revenues of $0.6 billion, and been granted three new dealership franchises by our manufacturers. In 2008 alone, we acquired 3 luxury and 2 domestic franchises with expected annual revenues of $90.2 million. Each acquisition has been accounted for as a purchase and the corresponding results of operations of these dealerships are included in our financial statements from the date of acquisition. In the following discussion and analysis, we report certain performance measures of our newly acquired dealerships separately from those of our existing dealerships.

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

During 2008, the U.S. and global economies suffered from, among other things, a substantial decline in consumer confidence and a tightening of credit availability. As a result, our automotive retail industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. In addition, the economic downturn has adversely impacted the manufacturers that supply our new vehicle inventory and some of our parts inventory, particularly the three domestic manufacturers.

In response to this economic crisis, we have taken several key steps to appropriately size our business and allow us to manage through this industry downturn, including: wage cuts for our senior management team and Board of Directors, as well as various other levels, alterations to pay plans, headcount reductions and the elimination or minimization of several other variable expenses to align with current and projected operational results.

For the year ended December 31, 2008, we realized a net loss of $31.5 million, or $1.39 per diluted share, and for the years ended December 31, 2007 and 2006, we realized net income of $68.0 million, or $2.90 per diluted share, and $88.4 million, or $3.62 per diluted share, respectively. The following factors impacted our financial condition and results of operations in 2008, 2007 and 2006:

Year Ended December 31, 2008:

•	Asset Impairments: In the third quarter of 2008, we determined that the economic conditions and resulting impact on the automotive retail industry, as well as the uncertainty surrounding the going concern of the domestic automobile manufacturers, indicated the potential for an impairment of our goodwill and other indefinite-lived intangible assets. In response to the identification of such triggering events, we performed an interim impairment assessment of our recorded values of goodwill and intangible franchise rights. As a result of such assessment, we determined that the fair values of certain indefinite-lived intangible franchise rights were less than their respective carrying values and recorded a pretax charge of $37.1 million, primarily related to our domestic brand franchises. Further, during the third quarter of 2008, we identified potential impairment indicators relative to certain of our real estate holdings, primarily associated with domestic franchise terminations, and other equipment, after giving consideration to the likelihood that certain facilities would not be sold or used by a prospective buyer as an automobile dealership operation given market conditions. As a result, we performed an impairment assessment of these long-lived assets and determined that the respective carrying values exceeded their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of value. Accordingly, we recognized an $11.1 million pretax asset impairment charge.

During the fourth quarter of 2008, we performed our annual assessment of impairments relative to our goodwill and other indefinite-lived intangible assets, utilizing our valuation model, which consists of a blend between the market and income approaches. As a result, we identified additional impairments of our recorded value of intangible franchise rights, primarily attributable to the continued weakening of the United States economy, higher market risk premiums, the negative impact of the economic recession on the automotive retail industry and the growing uncertainty surrounding the three domestic automobile manufacturers, all of which worsened between the third and fourth quarter assessments. Specifically, with regards to the valuation assumptions utilized in our income approach, we increased our weighted average cost of capital (or “WACC”) from the WACC utilized in our impairment assessment during the third quarter of 2008 and historical levels. In addition, because of the negative selling trends experienced in the fourth quarter of 2008, we revised our 2009 industry sales outlook, or seasonally adjusted annual rate (or “SAAR”), from our previous forecast. Further, with regards to the assumptions within our market approach, we utilized historical market multiples of guideline companies for both revenue and pretax net income. These multiples and the resulting fair value estimates were adversely impacted by the declines in stock values during much of 2008, including the fourth quarter. As a result, we recognized a $114.8 million pretax impairment charge in the fourth quarter of 2008, predominantly related to franchises in our Western Region.

•	Gain on Debt Redemption: In 2008, we redeemed $28.3 million of our 8.25% senior subordinated notes due 2013 (the “8.25% Notes”) and, as a result, recognized a $0.9 million pretax gain. In addition, we redeemed $63.0 million of our 2.25% convertible senior notes (the “2.25% Notes”) and, as a result, recognized a $35.7 million pretax gain and a proportionate reduction in deferred tax assets relative to unamortized costs of the purchased options acquired that were deductible for tax purposes as an original issue discount.

•	Lease Terminations: Our results for the twelve months ended December 31, 2008 were negatively impacted by a $1.1 million pretax charge, related to the termination of a dealership facility lease in conjunction with the relocation of several of our dealership franchises from one to multiple facilities.

•	Discontinued Operations: During the twelve months ended December 31, 2008 we disposed of certain operations that qualified for discontinued operations accounting treatment. The necessary reclassifications have been made to our 2007 Consolidated Statement of Operations for twelve months ended December 31, 2007, as well as our 2007 Consolidated Statement of Cash Flows for the twelve months ended December 31, 2007, to reflect these operations as discontinued. In addition, we have made reclassifications to the Consolidated Balance Sheet as of December 31, 2007, which was derived from the audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”), to properly reflect the discontinued operations.

Year Ended December 31, 2007:

•	Asset Impairments: In conjunction with our annual impairment assessment of goodwill and indefinite-lived intangible assets, we determined the carrying value of indefinite-lived intangible franchise rights associated with six of our dealerships to be impaired. Accordingly, we recognized a $9.2 million pretax impairment charge in the fourth quarter of 2007. Further, in conjunction with the sale of real estate associated with one of our dealerships, we recognized a $5.4 million pretax impairment charge. In addition, we recognized a total of $2.2 million in additional pretax impairment charges related to the impairment of fixed assets, primarily associated with sold stores and terminated franchises.

•	Lease Terminations: During the first half of 2007, our results were negatively impacted by $4.3 million of pretax charges as we terminated real estate leases associated with the sale or termination of two of our domestic brand franchises. In addition, during 2007, we successfully completed the conversion of all of our stores to operate on the Dealer Services Group of Automatic Data Processing Inc. (“ADP”) platform for dealership management services. As a result, we recognized an additional $0.7 million in lease termination costs related to these conversions.

•	Loss on Bond Redemption: During the third quarter 2007, we recognized a $1.6 million pretax charge on the redemption of $36.4 million of our 8.25% Notes.

Year Ended December 31, 2006:

•	Asset Impairments: In conjunction with our annual impairment assessment of goodwill and indefinite-lived intangible assets, we determined the carrying value of indefinite-lived intangible franchise rights associated with two of our domestic franchises to be impaired. Accordingly, we recognized a $1.4 million pretax impairment charge in the fourth quarter of 2006. In addition, during the fourth quarter of 2006, we entered into an agreement to sell one of our Ford dealership franchises and, as a result, identified the carrying value of certain fixed assets associated with the dealership to be impaired. In connection therewith, we recorded a pretax impairment charge of $0.8 million.

•	Hurricanes Katrina and Rita Insurance Settlements and New Orleans Recovery: We settled all building, content and vehicle damage and business interruption insurance claims with our insurance carriers in 2006. As a result, we recognized an additional $6.4 million of business interruption proceeds related to covered payroll and fixed cost expenditures incurred during 2006, as a reduction of selling, general and administrative expenses in the consolidated statements of operations.

•	Lease Terminations: On March 30, 2006, we announced that ADP would become the sole dealership management system provider for our existing stores. We converted a number of our stores from other systems to ADP in 2006 and settled the lease termination agreement with one of our other system providers for all stores converted as of December 31, 2006.

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

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	For the Year Ended December 31,
	2008	2007	2006

Unit Sales
Retail Sales
New Vehicle	110,705	129,215	126,487
Used Vehicle	61,971	65,138	64,952

Total Retail Sales	172,676	194,353	191,439
Wholesale Sales	36,819	44,289	44,544

Total Vehicle Sales	209,495	238,642	235,983
Gross Margin
New Vehicle Retail Sales	6.3%	6.7%	7.2%
Total Used Vehicle Sales	8.3%	8.8%	9.7%
Parts and Service Sales	53.8%	54.5%	54.1%
Total Gross Margin	16.2%	15.6%	15.8%
SG&A(1) as a % of Gross Profit	80.8%	77.9%	76.4%
Operating Margin	(0.2)%	2.8%	3.4%
Pretax Margin	(0.9)%	1.7%	2.4%
Finance and Insurance Revenues per Retail Unit Sold	$1,080	$1,045	$975

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to same store results and variances, which are discussed in more detail in the “Results of Operations” section that follows.

During 2008, the retail automotive industry suffered from dramatic shifts in customer vehicle preferences (primarily associated with fuel economy), declining consumer confidence, reduced credit availability and weakening economic conditions. Our new vehicle retail sales and gross margins for 2008, particularly in our truck-heavy brands and our truck dependent markets, were adversely impacted by a shift in consumer demand towards more fuel efficient vehicles during the second and third quarters of 2008, following a spike in gasoline prices. Later in the year, customer preferences trended away from fuel efficient vehicles, following the decline in gasoline prices, and negatively affected our new vehicle sales and margins. Further, the economic uncertainty substantially slowed our new vehicle retail sales in 2008 and, in turn, pressured our new vehicle margins. Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. Declining new vehicle markets and manufacturer efforts to stimulate new vehicle sales through incentives created margin pressure in our used vehicle business and contributed to a weaker used vehicle market in 2008 as compared to 2007 and 2006. Further, similar to the new vehicle business, our used vehicle sales and margins were negatively impacted by the two shifts in customer vehicle preferences during 2008, as well as, tighter credit standards (particularly reductions in loan-to-value amounts). Our consolidated parts and service gross margin also felt the impact of more rapid growth in our relatively lower margin collision business and the negative impact of declining new and used vehicle sales, with margins declining 70 basis points in 2008. However, our consolidated finance and insurance revenues per retail unit sold increased in 2008 compared to 2007 and 2006, primarily reflecting improvements in our pricing structure. Our consolidated selling, general and administrative expenses (SG&A) decreased in absolute dollars by 2.6% in 2008 compared to 2007. But, as a percentage of gross profit, SG&A increased 290 basis points to 80.8% in 2008, as a result of the decline in gross profit.

Our operating margin for 2008 was also negatively impacted by a $163.0 million charge for asset impairments, primarily attributable to identified shortfalls in the fair value of certain long lived asset and intangible franchise rights when compared to the respective capitalized value. As a result, operating margin decreased 300 basis points from 2.8% in 2007 to (0.2)% in 2008. Our pretax margin declined from 1.7% in 2007 to (0.9)% in 2008. In addition to the factors noted above, the 2008 pretax margin was negatively impacted by an increase in other interest expense, primarily attributable to interest incurred on real estate related borrowings, but partially offset by gains recognized on the redemption of our 8.25% Notes and 2.25% Convertible Notes.

We believe that our continued growth depends on, among other things, our ability to achieve optimum performance from our diverse franchise mix, attract and retain high-caliber employees and reinvest as needed to maintain top-quality facilities, while at the same time successfully acquiring and integrating new dealerships. During 2009, we plan to continue our transition to an operating model with greater commonality of key operating processes and systems that support the extension of best practices and the leveraging of scale. In addition, we expect to spend less than $30.0 million to construct new facilities and upgrade or expand existing facilities.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS 157 did not have a material effect on our results of operations or financial position. See Note 16 for the application of SFAS 157 and further details regarding fair value measurement our financial assets and liabilities as of December 31, 2008.

In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for non-financial assets and liabilities. In February 2008 the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, (SFAS 157-2), which defers the effective date of SFAS 157, as it related to non-financial assets and non-financial liabilities, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have evaluated our financial statements and has determined the adoption of this pronouncement upon its existing nonfinancial assets, such as goodwill and intangible assets, will not materially impact us as we already utilize an income approach in measuring the fair value of our nonfinancial assets as prescribed by SFAS 157. Upon adoption we anticipate enhancing our current disclosures surrounding our nonfinancial assets and liabilities to meet the requirements of SFAS 157 similarly to those already provided for in our financial assets and liabilities in Note 16. We determined we currently do not hold any non-financial liabilities for which this pronouncement is applicable.

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

SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. We have not executed or currently plan to execute any business combinations on or subsequent to December 31, 2008 for the 2009 annual period. We do not anticipate a material impact from this pronouncement on its financial position or results from operations upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires disclosures of the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and disclosure of the affects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The statement encourages but does not require comparative disclosures for earlier periods at initial application. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe this statement will have a material financial impact on us but only enhance our current disclosures contained within our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. SFAS 142-3 enhances the guidance over the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. We are currently evaluating the impact of this pronouncement on our processes for determining and evaluating the useful life of its intangible assets.

In May 2008, the FASB finalized FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including the Company’s 2.25% Convertible Senior Notes due 2036 (“2.25% Convertible Notes”). For convertible debt instruments that may be settled entirely or partially in cash upon conversion, APB 14-1 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The adoption of APB 14-1 for our 2.25% Convertible Notes will require the equity component of the 2.25% Convertible Notes to be initially included in the paid-in-capital section of stockholders’ equity on our Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the 2.25% Convertible Notes to their face amount as interest expense over the expected term of the 2.25% Convertible Notes using an effective interest rate method of amortization. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. APB 14-1 is not permitted to be adopted early and will be applied retrospectively to all periods presented. We continue to evaluate the impact that the adoption of APB 14-1 will have on our financial position and results of operations, but have preliminarily estimated that our Other Long-Term Debt will be initially reduced by approximately $104.9 million with a corresponding increase in Additional Paid In Capital, which will be amortized as an accretion to the value of the 2.25% Convertible Notes. Based upon the original amount outstanding, Other Interest Expense will increase an average of approximately $10.5 million per year, before income taxes, through the estimated redemption date of the 2.25% Convertible Notes. However, repurchases of our 2.25% Convertible Notes, including those executed during the fourth quarter of 2008, will reduce this additional interest charge on a prospective basis. Additionally, gains recognized during 2008 as a result of our repurchase of the 2.25% Convertible Notes will be reduced in the retrospective application of APB 14-1.

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

Discontinued Operations.  On June 30, 2008, we sold certain operations constituting our entire dealership holdings in one particular market that qualified for discontinued operations accounting and reporting treatment. We have made certain reclassifications to our 2007 and 2006 Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows to reflect these operations as discontinued.

Inventories.  We carry our new, used and demonstrator vehicle inventories, as well as our parts and accessories inventories, at the lower of cost or market in our consolidated balance sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, added equipment and transportation. Additionally, we receive interest assistance from some of our manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our balance sheets and as a reduction to cost of sales in our statements of operation as the vehicles are sold. As the market value of our inventory typically declines over time, we establish reserves based on our historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Our valuation risk is mitigated, somewhat, by how quickly we turn this inventory. At December 31, 2008, our used vehicle days’ supply was 25 days.

Goodwill.  Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired.

We perform the annual impairment assessment at the end of each calendar year, or more frequently if events or circumstances at a reporting unit occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the organization and management of our business prior to 2006, each of our groups of dealerships formerly referred to as platforms qualified as reporting units for the purpose of assessing goodwill for impairment. However, with our reorganization into three domestic regions in 2007, and the corresponding changes in our management, operational and reporting structure we determined that goodwill should be evaluated at a regional level.

Intangible Franchise Rights.  Our only significant identifiable intangible assets, other than goodwill, are rights under our franchise agreements with manufacturers. Our dealerships’ franchise agreements are for various terms, ranging from one year to an indefinite period. We expect these franchise agreements to continue indefinitely and, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period. Therefore, we do not amortize the carrying amount of our franchise rights. Franchise rights acquired in acquisitions prior to July 1, 2001, were not separately recorded, but were recorded and amortized as part of goodwill and remain a part of goodwill at December 31, 2008 and 2007, in the accompanying consolidated balance sheets. Like goodwill, we test our franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment, using a fair-value method.

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

We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While our chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining our estimates of future amounts which might be charged back would have changed our reserve at December 31, 2008, by $1.6 million.

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

Goodwill.  To determine the fair value of our reporting units, we use a combination of the discounted cash flow, or income, approach and the market approach. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated weighted average cost of capital. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. For the market approach, we utilize historical multiples of guideline companies. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions change, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Specifically, with regards to the valuation assumptions utilized in our income approach as of December 31, 2008, we determined that, because of the significant uncertainty within the market and the corresponding increase in risk premiums, our weighted average cost of capital (or “WACC”) should be increased from historical levels. In addition, based upon the negative selling trends experienced in the last several months of 2008 and the forecasts from multiple industry experts for 2009, we utilized a seasonally adjusted annual rate (or “SAAR”) of 10.5 million units for our 2009 industry sales outlook that was lower than our previous forecasts. For 2010 and beyond, we used a SAAR trend based upon historical data and previous recession recoveries. Further, with regards to the assumptions within our market approach, we utilized recent market multiples of guideline companies for both revenue and pretax net income.

At December 31, 2008, 2007 and 2006, the fair value of each of our reporting units exceeded the carrying value of its net assets (step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test. However, if any of our assumptions change, including in some cases insignificantly, or fails to materialize, the resulting decline in the estimated fair market value of goodwill could have resulted in a step two test of goodwill for impairment. For example, if our assumptions regarding the risk-free rate used in its estimated WACC as of December 31, 2008 increased by 100 basis points or the estimated SAAR for 2009 decreased by approximately 5% to all-time record low levels and all other assumptions remained constant, we would have been required to perform a step two impairment test on goodwill for one of our reporting units. However, in both scenarios, the application of step two of the goodwill impairment test would have required the assignment of value to other assets and liabilities, which we believe would have substantially or completely eliminated the shortfall in residual values of the reporting unit, resulting in an insignificant goodwill impairment charge, if any.

Intangible Franchise Rights.  To test the carrying value of each individual franchise right for impairment under EITF D-108, we use a discounted cash flow based approach. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise right, revenue growth rates, future gross margins and future selling, general and administrative expenses. Using an estimated weighted average cost of capital, estimated residual values at the end of the forecast period and future capital expenditure requirements, we calculate the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce.

If any one of the above assumptions change or fails to materialize, the resulting decline in our intangible franchise rights’ estimated fair value could result in an additional impairment charge to the intangible franchise right associated with the applicable dealership. For example, if our assumptions regarding risk-free interest rates used in our estimated WACC used in our 2008 impairment analysis increased by 100 basis points and all other assumptions remain constant, the resulting non-cash franchise rights impairment charge would increase by $7.5 million. Further, an approximate 0.6 million unit decrease in the forecasted SAAR levels for 2009 to all-time record low levels would have resulted in an additional non-cash franchise rights impairment charge of $7.7 million.

Self-Insured Property and Casualty Reserves.  We are self-insured for a portion of the claims related to our property and casualty insurance programs, requiring us to make estimates regarding expected losses to be incurred.

We engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. We update this actuarial study on an annual basis and make the appropriate adjustments to our accrual. Actuarial estimates for the portion of claims not covered by insurance are based on our historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the historical loss history used in determining our estimate of future losses would have changed our reserve for these losses at December 31, 2008, by $4.6 million.

For workers’ compensation and general liability insurance policy years ended prior to October 31, 2005, this component of our insurance program included aggregate retention (stop loss) limits in addition to a per claim deductible limit (the “Stop Loss Plans”). Due to our historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (the “No Stop Loss Plans”). Our exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.

Our maximum potential exposure under all of the Stop Loss Plans originally totaled $42.9 million, before consideration of amounts previously paid or accruals we have recorded related to our loss projections. After consideration of the amounts paid or accrued, our remaining potential loss exposure under the Stop Loss Plans totals $13.6 million at December 31, 2008.

Fair Value of Financial Assets and Liabilities.  We account for our investments in marketable securities and debt instruments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments (as amended),” which established standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. Accordingly, we designate these investments as available-for-sale, measure them at fair value and classify them as either cash and cash equivalents or other assets in the accompanying consolidated balance sheets based upon maturity terms and certain contractual restrictions. As these investments are fairly liquid we believe our fair value techniques accurately reflect their market values and are subject to changes that are market driven and subject to demand and supply of the financial instrument markets.

We maintain multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers acceptances, that have maturities of less than three months. The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets. Also within our trust accounts, we hold investments in debt instruments, such as government obligations and other fixed income securities. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors.

As described in Note 14 to the consolidated financial statements, we utilize an interest rate hedging strategy in order to stabilize earnings exposure related to fluctuations in interest rates. We measure our interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of our derivative instruments. In measuring fair value, we utilize the option-pricing Black-Scholes present value technique for all of our derivative instruments. This option-pricing technique utilizes a LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. We have determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. We validate the outputs of our valuation technique by comparison to valuations from the respective counterparties.

Fair Value of Assets Acquired and Liabilities Assumed.  We estimate the values of assets acquired and liabilities assumed in business combinations, which involves the use of various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining attributable to goodwill, if any. We utilize third-party experts to determine the fair values of property and equipment purchased.

Income Taxes.  We have recognized deferred tax assets, net of valuation allowances, that we believe will be realized, based primarily on the assumption of future taxable income. We also have recognized $164.0 million of state net operating loss carryforwards as of December 31, 2008 that will expire between 2009 and 2028. To the extent that we have determined that net income attributable to certain state jurisdictions will not be sufficient to realize these net operating losses, we have established a corresponding valuation allowance.

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

For example, for a dealership acquired in June 2007, the results from this dealership will appear in our Same Store comparison beginning in 2008 for the period July 2008 through December 2008, when comparing to July 2007 through December 2007 results.

The following table summarizes our combined Same Store results for the twelve months ended December 31, 2008 as compared to 2007 and the twelve months ended December 31, 2007 compared to 2006. Depending on the periods being compared, the stores included in Same Store will vary. For this reason, the 2007 Same Store results that are compared to 2008 differ from those used in the comparison to 2006.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Revenues
New vehicle retail	$3,216,281	(16.8)%	$3,865,391	$3,528,161	(2.7)%	$3,624,316
Used vehicle retail	1,025,487	(7.9)%	1,113,970	999,425	(2.1)%	$1,021,194
Used vehicle wholesale	217,496	(28.4)%	303,974	265,643	(14.3)%	$310,115
Parts and Service	700,896	2.1%	686,700	637,671	2.4%	$622,839
Finance, insurance and other	181,624	(9.8)%	201,315	190,429	4.9%	$181,550

Total revenues	5,341,784	(13.4)%	6,171,350	5,621,329	(2.4)%	5,760,014
Cost of Sales
New vehicle retail	3,014,560	(16.4)%	3,606,658	3,293,981	(2.1)%	3,364,777
Used vehicle retail	915,939	(7.0)%	985,216	880,853	(1.1)%	890,340
Used vehicle wholesale	221,434	(27.9)%	307,084	269,244	(13.6)%	311,713
Parts and Service	323,903	3.7%	312,320	291,860	2.5%	284,803

Total cost of sales	4,475,836	(14.1)%	5,211,278	4,735,938	(2.4)%	4,851,633

Gross profit	$865,948	(9.8)%	$960,072	$885,391	(2.5)%	$908,381

Selling, general and administrative expenses	$700,191	(5.2)%	$738,564	$689,071	0.2%	$688,027
Depreciation and amortization expenses	$23,936	21.6%	$19,684	$17,660	6.3%	$16,619
Floorplan interest expense	$44,095	(3.3)%	$45,577	$42,028	(2.3)%	$42,996
Gross Margin
New Vehicle Retail	6.3%		6.7%	6.6%		7.2%
Used Vehicle	8.5%		8.9%	9.1%		9.7%
Parts and Service	53.8%		54.5%	54.2%		54.3%
Total Gross Margin	16.2%		15.6%	15.8%		15.8%
SG&A as a % of Gross Profit	80.9%		76.9%	77.8%		75.7%
Operating Margin	0.4%		3.0%	2.9%		3.5%
Finance and Insurance Revenues
per Retail Unit Sold	$1,087	3.5%	$1,050	$1,082	10.4%	$980

The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the twelve months ended December 31, 2008, 2007 and 2006.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Retail Unit Sales
Same Stores	107,181	(16.1)%	127,725	117,061	(5.1)%	123,407
Transactions	3,524		1,490	12,154		3,080

Total	110,705	(14.3)%	129,215	129,215	2.2%	126,487
Retail Sales Revenues
Same Stores	$3,216,281	(16.8)%	$3,865,391	$3,528,161	(2.7)%	$3,624,316
Transactions	176,607		49,259	386,489		88,950

Total	$3,392,888	(13.3)%	$3,914,650	$3,914,650	5.4%	$3,713,266
Gross Profit
Same Stores	$201,721	(22.0)%	$258,733	$234,180	(9.8)%	$259,539
Transactions	13,035		3,589	28,142		6,805

Total	$214,756	(18.1)%	$262,322	$262,322	(1.5)%	$266,344
Gross Profit per Retail
Unit Sold
Same Stores	$1,882	(7.1)%	$2,026	$2,000	(4.9)%	$2,103
Transactions	$3,698		$2,409	$2,315		$2,209
Total	$1,940	(4.4)%	$2,030	$2,030	(3.6)%	$2,106
Gross Margin
Same Stores	6.3%		6.7%	6.6%		7.2%
Transactions	7.4%		7.3%	7.3%		7.7%
Total	6.3%		6.7%	6.7%		7.2%

Our Same Store new vehicle revenues declined 16.8% from 2007 to 2008, on a similar percentage decrease in Same Store retail unit sales. Slowing economic conditions and declining consumer confidence impacted overall new vehicle demand in the United States and, on a regional basis, we experienced weakness particularly in the California and Florida markets. Further, during most of 2008, customer preferences shifted away from less fuel-efficient vehicles and as a result, most segments of our new vehicle business were negatively impacted. Our Same Store unit sales in our truck lines decreased 21.1% from 2007 to 2008. Same Store revenues from our truck-heavy domestic franchises were down 30.1% from 2007 to 2008. Our predominantly car franchises were also impacted by the slowing economy in 2008 resulting in an aggregate decrease in unit sales of cars by 11.8% from 2007 levels. Same Store revenues from our import and luxury brands fell 12.8% and 12.6% from 2007 to 2008, on 13.1% and 8.5% less retail units, respectively.

Same Store new vehicle revenues declined 2.7% from 2006 to 2007, on a 5.1% decrease in Same Store retail unit sales, primarily due to the results experienced within our domestic nameplates. Same Store domestic unit sales decreased 12.7% from 2006 to 2007, while Same Store revenues from our domestic lines were down 10.1% over the same period. Our Same Store revenues from import brands fell 2.9% in 2007 compared to 2006 on 3.4% less units, primarily driven by declining sales in our Western Region. However, our Same Store revenues from luxury franchises increased 5.4% from 1.8% more units, highlighting the importance of a diversified franchise portfolio.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Toyota	38,818	(17.8)%	47,243	44,732	(3.5)%	46,343
Honda	15,473	(3.8)	16,081	13,092	1.2	12,940
Nissan	14,075	(13.2)	16,218	13,612	(4.6)	14,265
Ford	10,560	(29.6)	14,999	15,326	(14.9)	18,000
BMW	8,481	(1.8)	8,640	5,241	12.8	4,645
General Motors	5,175	(25.4)	6,934	7,185	(13.8)	8,333
Chrysler	6,625	(31.0)	9,600	9,873	(6.6)	10,568
Mercedez-Benz	4,261	4.2	4,089	4,089	(1.0)	4,130
Other	3,713	(5.3)	3,921	3,911	(6.5)	4,183

Total	107,181	(16.1)	127,725	117,061	(5.1)	123,407

The following table sets forth our top 10 Same Store brands, based on retail unit sales volume, and the percentage changes from year to year, which we believe are generally consistent with the overall retail market performance of those brands in the areas where we operate.

Same Store New Vehicle Unit Sales

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Toyota	31,249	(18.0)%	38,089	35,776	(3.2)%	36,954
Nissan	12,884	(13.8)	14,941	12,335	(4.1)	12,859
Honda	12,864	(0.9)	12,983	11,055	2.9	10,740
Ford	9,120	(30.8)	13,171	13,290	(15.9)	15,812
BMW	6,916	(5.5)	7,319	4,907	5.6	4,645
Lexus	5,789	(18.0)	7,063	7,019	4.3	6,728
Dodge	4,174	(25.1)	5,572	5,732	(6.1)	6,102
Mercedez-Benz	3,625	(10.9)	4,069	4,069	(1.1)	4,116
Chevrolet	3,543	(28.9)	4,981	4,981	(15.5)	5,897
Acura	2,609	(15.8)	3,098	2,037	(7.4)	2,200
Other	14,408	(12.4)	16,439	15,860	(8.6)	17,353

Total	107,181	(16.1)	127,725	117,061	(5.1)	123,406

Same Store sales from all of our major brands experienced year-over-year declines in 2008, with some falling more than others, highlighting the cyclical nature of our business and the need to have a well-balanced portfolio of new vehicle brands of which we sell. The level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict.

Our Same Store gross margin on new vehicle retail sales decreased 40 basis points from 2007 to 2008. The sustained slowdown in the national economy and in most of the markets in which we operate continued to depress new retail vehicle sales, increasing overall new vehicle inventory levels and competitive pressure on all of our brands and causing the shrinkage in margins. We experienced a decrease in Same Store new vehicle gross margin in most of our major brands. Further depressing new vehicle margins in 2008 was the shift in customer preference towards more fuel-efficient vehicles during most of the year, which largely affected our truck-dependent domestic brands, as well as the truck lines of our import brands. For the year ended December 31, 2008 compared to 2007, our Same Store gross profit per retail unit (“PRU”) declined 7.1% to $1,882, representing a 13.6% decline in PRU for our domestic nameplates, a 10.0% decrease in PRU for our luxury brands and a 3.6% decline in PRU from our import nameplates.

Our Same Store gross margin on new vehicle retail sales decreased 60 basis points from 2006 to 2007. We experienced a decrease in Same Store new vehicle gross margin in all three of our brand groups: domestic, import and luxury. For the year ended December 31, 2007 compared to 2006, our Same Store PRU declined 4.9% to $2,000, attributable to a 10.2% decline in PRU from our import nameplates and a 5.4% decrease in PRU from our domestic brands.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of the mix of units being sold, as domestic brands tend to provide more assistance, and the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, the average wholesale price of inventory sold, and our rate of inventory turn. For these reasons, this assistance has ranged from approximately 50% to 103% of our total floorplan interest expense over the past three years. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2008, 2007 and 2006, was $28.3 million, $37.2 million and $36.9 million, respectively.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Retail Unit Sales
Same Stores	59,835	(6.6)%	64,039	58,925	(4.8)%	61,912
Transactions	2,136		1,099	6,213		3,040

Total	61,971	(4.9)%	65,138	65,138	0.3%	64,952
Retail Sales Revenues
Same Stores	$1,025,487	(7.9)%	$1,113,970	$999,425	(2.1)%	$1,021,194
Transactions	65,072		18,443	132,988		47,113

Total	$1,090,559	(3.7)%	$1,132,413	$1,132,413	6.0%	$1,068,307
Gross Profit
Same Stores	$109,548	(14.9)%	$128,754	$118,573	(9.4)%	$130,854
Transactions	5,295		2,480	12,661		6,475

Total	$114,843	(12.5)%	$131,234	$131,234	(4.4)%	$137,329
Gross Profit per Retail
Unit Sold
Same Stores	$1,831	(9.0)%	$2,011	$2,012	(4.8)%	$2,114
Transactions	$2,479		$2,257	$2,038		$2,130
Total	$1,853	(8.0)%	$2,015	$2,015	(4.7)%	$2,114
Gross Margin
Same Stores	10.7%		11.6%	11.9%		12.8%
Transactions	8.1%		13.4%	9.5%		13.7%
Total	10.5%		11.6%	11.6%		12.9%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Wholesale Unit Sales
Same Stores	35,607	(18.1)%	43,460	39,529	(7.6)%	42,768
Transactions	1,212		829	4,760		1,776

Total	36,819	(16.9)%	44,289	44,289	(0.6)%	44,544
Wholesale Sales Revenues
Same Stores	$217,496	(28.4)%	$303,974	$265,643	(14.3)%	$310,115
Transactions	15,766		6,199	44,530		12,620

Total	$233,262	(24.8)%	$310,173	$310,173	(3.9)%	$322,735
Gross Profit (Loss)
Same Stores	$(3,938)	(26.6)%	$(3,110)	$(3,601)	(125.3)%	$(1,598)
Transactions	(404)		(485)	6		(823)

Total	$(4,342)	(20.8)%	$(3,595)	$(3,595)	(48.5)%	$(2,421)
Wholesale Profit (Loss) per Wholesale Unit Sold
Same Stores	$(111)	(54.2)%	$(72)	$(91)	(145.9)%	$(37)
Transactions	$(333)		$(585)	$1		$(463)
Total	$(118)	(45.7)%	$(81)	$(81)	(50.0)%	$(54)
Gross Margin
Same Stores	(1.8)%		(1.0)%	(1.4)%		(0.5)%
Transactions	(2.6)%		(7.8)%	0.0%		(6.5)%
Total	(1.9)%		(1.2)%	(1.2)%		(0.8)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Used Vehicle Unit Sales
Same Stores	95,442	(11.2)%	107,499	98,454	(5.9)%	104,680
Transactions	3,348		1,928	10,973		4,816

Total	98,790	(9.7)%	109,427	109,427	(0.1)%	109,496
Sales Revenues
Same Stores	$1,242,983	(12.3)%	$1,417,944	$1,265,068	(5.0)%	$1,331,309
Transactions	80,838		24,642	177,518		59,733

Total	$1,323,821	(8.2)%	$1,442,586	$1,442,586	3.7%	$1,391,042
Gross Profit
Same Stores	$105,610	(15.9)%	$125,644	$114,972	(11.1)%	$129,256
Transactions	4,891		1,995	12,667		5,652

Total	$110,501	(13.4)%	$127,639	$127,639	(5.4)%	$134,908
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,107	(5.3)%	$1,169	$1,168	(5.4)%	$1,235
Transactions	$1,461		$1,035	$1,154		$1,174
Total	$1,119	(4.0)%	$1,166	$1,166	(5.4)%	$1,232
Gross Margin
Same Stores	8.5%		8.9%	9.1%		9.7%
Transactions	6.1%		8.1%	7.1%		9.5%
Total	8.3%		8.8%	8.8%		9.7%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The same economic and consumer confidence issues that have slowed new vehicle business have also negatively impacted used vehicle sales, as consumers are becoming more cautious with disposable income and debt and are shifting preferences away from trucks and other less fuel-efficient vehicles, which are traditionally more profitable. As a result, our Same Store retail unit sales decreased 6.6% from 2007 to 2008, to 59,835 units and Same Store retail revenues fell 7.9%. Pressure on new vehicle margins translated into pressure on used vehicle margins, as well. In addition, the shift in customer preferences away from trucks has placed added pressure on our retail used vehicle profits. As a result, our Same Store retail used vehicle PRU declined 9.0% from $2,011 in 2007 to $1,831 in 2008, while our Same Store gross margin shrank 90 basis points over the same period.

Since our new vehicle business is a significant source of inventory supply of our used retail operations, the decline in new vehicle sales that we experienced in 2007 was detrimental to our used vehicle operations. From 2006 to 2007, our Same Store retail unit sales decreased 4.8%, as slowing economic conditions began impacting many of our markets in 2007. Same Store retail sales revenues decreased 2.1% and gross profits decreased 9.4%. Again, the margin pressure felt on the new vehicle side of the business in 2007 negatively impacted our used vehicle profitability. For the year ended December 31, 2007 compared to 2006, Same Store total used vehicle gross profit per unit declined 5.4% from $1,235 in 2006 to $1,168 in 2007, and Same Store gross margin decreased 60 basis points to 9.1% in 2007.

Our continued focus on used vehicle sales and inventory management processes has intentionally shifted our used vehicle sales mix from the wholesale business to the traditionally more profitable retail sale. Correspondingly, our Same Store wholesale unit sales declined by 18.1% from 2007 to 2008 to 35,607 units, while Same Store wholesale revenues decreased 28.4% to $217.5 million for the same period. For the year ended December 31, 2007, compared to 2006, Same Store wholesale unit sales decreased 7.6% to 39,529 units and Same Store wholesale revenues fell 14.3% to $265.6 million.

We continue to improve our certified pre-owned (CPO) unit volume. CPO units increased on a Same Store basis to 18,786, or 31.4% of total used vehicle retail units, for the year ended December 31, 2008 as compared to 15,194 units, or 23.7% of total used vehicle retail units, for the year ended December 31, 2007.

Our days’ supply of used vehicle inventory decreased to 25 days at December 31, 2008 from 35 days at December 31, 2007 and 31 days at December 31, 2006. We continuously work to optimize our used vehicle inventory levels and, as such, will critically evaluate our used vehicle inventory level in the coming months to provide adequate supply and selection. Currently, we are comfortable with our overall used vehicle inventory levels, given the current and projected selling environment. However, we will continue to critically evaluate the inventory mix between cars and trucks in order to maximize operating efficiency.

Parts and Service Data
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Parts and Service Revenues
Same Stores	$700,896	2.1%	$686,700	$637,671	2.4%	$622,839
Transactions	49,927		13,206	62,235		26,939

Total	$750,823	7.3%	$699,906	$699,906	7.7%	$649,778
Gross Profit
Same Stores	$376,993	0.7%	$374,380	$345,811	2.3%	$338,035
Transactions	26,856		7,051	35,620		13,377

Total	$403,849	5.9%	$381,431	$381,431	8.5%	$351,412
Gross Margin
Same Stores	53.8%		54.5%	54.2%		54.3%
Transactions	53.8%		53.4%	57.2%		49.7%
Total	53.8%		54.5%	54.5%		54.1%

We introduced several initiatives in 2007 and 2008 designed to improve the results of our parts and service business. These initiatives have begun to gain traction and, as a result, our Same Store parts and service revenues increased 2.1% from 2007 to 2008. We realized Same Store revenue improvements in each of our parts and service business segments. Our customer-pay (non-warranty) business increased 2.0%, while our warranty-related parts and service sales increased 1.5%. Revenues from our customer-pay (non-warranty) parts and service business improved as a result of the improvements in both our import and luxury brands of 4.3% and 4.4%, respectively, partially offset by a 4.6% decline in customer-pay parts and service revenues from our domestic brands. Our Same Store warranty-related parts and service revenues improved 5.5% and 0.4% from 2007 to 2008 within our import and luxury brands, respectively. These improvements were partially offset by a decrease of 1.6% in our domestic warranty-related revenues. Further, our Same Store collision revenues increased 4.8% compared to 2007 and our wholesale parts sales increase 1.2%.

Same Store parts and service gross profits increased 0.7% from 2007 to 2008, reflecting the improvements that we have made to our parts and service business. Same Store parts and service gross margins fell 70 basis points to 53.8% from 2007 to 2008, primarily as a result of the increase in our collision business, which generates relatively lower margins than our customer-pay and warranty business, and the negative impact of declining new and used vehicle sales.

During 2007, our Same Store parts and service revenues increased 2.4% as compared to 2006, primarily explained by increases in our customer pay (non-warranty) business, as well as increases in our wholesale parts business that were partially offset by declines in our warranty-related sales. Our Same Store customer pay (non-warranty) parts and service revenues increased $14.1 million, or 4.4%, in 2007 as compared to 2006, reflecting the impact of the initial implementation of several key internal initiatives during 2007. Further, the improvements in our customer pay (non-warranty) parts and service business correlate with the brand mix of our new vehicle sales that is heavily weighted towards import and luxury lines, including Toyota, Mercedes-Benz, Lexus and BMW. We experienced a $5.7 million, or 4.6%, decline in our Same Store warranty sales for the year ended December 31, 2007 as compared to 2006. The decline in warranty business was primarily the result of the suspension in late-2006 and 2007 of free service programs offered by some luxury brands and the financial benefit received in 2006 from some specific manufacturer quality issues that were remedied during 2006. Our Same Store wholesale parts sales improved 4.9% from 2006 to 2007, as we continue to expand our wholesale parts operations in Oklahoma.

Same Store gross profit improved 2.3% for 2007 as compared to 2006, reflecting the impact of key initiatives designed to improve profitability of our parts and service business and, specifically, the increase in our customer pay (non-warranty) business, which was partially offset by a decline in our warranty business. Our Same Store parts and service gross margin declined 10 basis points from 2006 to 2007, primarily as a result of the increase in our lower margin wholesale parts business.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Retail New and Used Unit Sales
Same Stores	167,017	(12.9)%	191,764	175,986	(5.0)%	185,319
Transactions	5,659		2,589	18,367		6,120

Total	172,676	(11.2)%	194,353	194,353	1.5%	191,439
Retail Finance Fees
Same Stores	$61,011	(14.7)%	$71,523	$66,315	(0.4)%	$66,581
Transactions	2,847		807	6,015		2,046

Total	$63,858	(11.7)%	$72,330	$72,330	5.4%	$68,627
Vehicle Service Contract Fees
Same Stores	$74,537	(12.4)%	$85,053	$82,086	13.8%	$72,146
Transactions	860		445	3,412		1,861

Total	$75,397	(11.8)%	$85,498	$85,498	15.5%	$74,007
Insurance and Other
Same Stores	$46,076	3.0%	$44,739	$42,028	(1.9)%	$42,824
Transactions	1,224		508	3,219		1,185

Total	$47,300	4.5%	$45,247	$45,247	2.8%	$44,009
Total
Same Stores	$181,624	(9.8)%	$201,315	$190,429	4.9%	$181,550
Transactions	4,931		1,760	12,646		5,093

Total	$186,555	(8.1)%	$203,075	$203,075	8.8%	$186,643

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,087	3.5%	$1,050	$1,082	10.4%	$980
Transactions	$871		$680	$689		$832
Total	$1,080	3.3%	$1,045	$1,045	7.2%	$975

Our Same Store total finance and insurance revenues decreased 9.8% in 2008 as compared to 2007, which was more than explained by the impact of the decline in retail units. Partially offsetting this decrease, our product penetration rates improved in 2008 from 2007 levels, and our Same Store revenues per unit sold increased 3.5% in 2008 to $1,087 per unit from 2007. Same Store retail finance fees declined 14.7% in 2008 as compared to 2007, which was also primarily due to the 12.9% decline in Same Store retail unit sales. As a partial offset, penetration rates for our retail finance products improved in 2008 compared to 2007. Our continued efforts to reduce the cost of our vehicle service contract offerings resulted in an increase in income per vehicle service contract sold. These improvements, coupled with increased product penetration rates of our vehicle service contract offerings, partially offset the decline in retail units. As a result, our Same Store revenues from vehicle service contract fees declined 12.4% for 2008 as compared to 2007. Same Store revenues from insurance and other F&I products rose 3.0% in 2008 from 2007 primarily as a result of the improvements that we have made to the cost structure of many of these products, as well as improved product penetration rates.

In 2007, our Same Store total finance and insurance revenues increased 4.9% as compared to 2006, as a 5.0% decline in Same Store retail unit sales was offset by a 10.4% improvement in total finance and insurance revenues per unit and higher penetration rates. Same Store retail finance fees declined 0.4% in 2007 compared to 2006, primarily as a result of the decline in Same Store retail unit sales between the two years. During 2007, we negotiated and implemented an enhanced pricing structure for our vehicle service contract products with one of our major contract vendors. As a result, we realized a substantial improvement in our 2007 income per contract as compared to 2006, which substantially explained the 13.8% increase in Same Store vehicle service contract fees. Same Store finance and other revenues declined 1.9% in 2007 compared to 2006, primarily reflecting the decline in retail unit sales.

Selling, General and Administrative Data
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2008	Change	2007	2007	Change	2006
Personnel
Same Stores	$411,701	(6.8)%	$441,775	$408,547	(0.1)%	$408,994
Transactions	23,085		8,034	41,262		17,930

Total	$434,786	(3.3)%	$449,809	$449,809	5.4%	$426,924
Advertising
Same Stores	$49,921	(12.1)%	$56,810	$52,517	(15.1)%	$61,844
Transactions	2,197		1,132	5,425		4,226

Total	$52,118	(10.1)%	$57,942	$57,942	(12.3)%	$66,070
Rent and Facility Costs
Same Stores	$88,270	(0.9)%	$89,077	$87,003	2.0%	$85,289
Transactions	3,032		3,546	5,620		6,668

Total	$91,302	(1.4)%	$92,623	$92,623	0.7%	$91,957
Other SG&A
Same Stores	$150,299	(0.4)%	$150,902	$141,004	6.9%	$131,900
Transactions	10,925		7,601	17,499		935

Total	$161,224	1.7%	$158,503	$158,503	19.3%	$132,835
Total SG&A
Same Stores	$700,191	(5.2)%	$738,564	$689,071	0.2%	$688,027
Transactions	39,239		20,313	69,806		29,759

Total	$739,430	(2.6)%	$758,877	$758,877	5.7%	$717,786

Total Gross Profit
Same Stores	$865,948	(9.8)%	$960,072	$885,391	(2.5)%	$908,381
Transactions	49,713		14,395	89,076		30,926

Total	$915,661	(6.0)%	$974,467	$974,467	3.7%	$939,307

SG&A as % of Gross Profit
Same Stores	80.9%		76.9%	77.8%		75.7%
Transactions	78.9%		141.1%	78.4%		96.2%
Total	80.8%		77.9%	77.9%		76.4%
Employees	7,700		8,900	8,900		8,800

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

We continue to adjust our spending levels in response to the declining sales environment and slowing economic conditions in many of our markets, focusing on cost efficiencies and flexing certain variable costs. In addition, we are aggressively pursuing opportunities to take advantage of our size and negotiating leverage with our vendors. As a result, we reduced the absolute dollars of Same Store SG&A in 2008 from comparable 2007 levels by 5.2%. However, our Same Store SG&A expenses increased as a percentage of gross profit from 76.9% for 2007 to 80.9% for 2008, reflecting a 9.8% decline in Same Store gross profit.

In 2008, we continued to make difficult, but necessary, changes to the personnel side of our organization in reaction to the sustained decline in the new and used vehicle sales environment including changes in variable compensation pay plans and personnel reductions. As a result, our Same Store personnel expenses declined by 6.8% in 2008 compared to 2007. Advertising expense is managed locally and will vary period to period based upon current trends, market factors and other circumstances in each individual market. In light of recent operating trends, adjustments have been made to our advertising spending resulting in a decrease in our gross advertising expenses of 12.1% for 2008, partially offset by a 12.2% decrease in the manufacturers’ advertising assistance, which we record as a reduction of advertising expense when earned. Our Same Store rent and facility costs remained relatively flat in 2008 as compared to 2007, as increases resulting from the relocation of facilities, lease renewals and the addition of properties for operational expansion were offset by the impact of our purchase of real estate associated with several dealership locations during the period. Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising, or facilities. Our Same Store Other SG&A decreased 0.4% to $150.3 million in 2008 compared to 2007, as several tactical efforts were initiated in 2008 that were designed to reduce our outside services costs without sacrificing business performance, customer satisfaction and profitability.

In response to the declining sales environment and slowing economic conditions in many of our markets, we made adjustments to various aspects of our personnel structure in 2007, including changes in our variable compensation pay plans and personnel reductions. The cost savings that resulted from these changes were substantially offset by severance payments made in the year. As a result, our Same Store personnel costs decreased 0.1% in 2007 compared to 2006. We also made adjustments to our advertising spending in 2007 and, as a result, our Same Store advertising expenses declined 15.1% from 2006 levels. Our Same Store rent and facility costs increased $1.7 million, or 2%, from 2006 to 2007. Our Same Store rent expense did not vary significantly from 2006 to 2007, as increases resulting from the relocation of facilities, lease renewals and the addition of properties for operational expansion were offset by the impact of our purchase of real estate associated with several dealership locations during the period. Same Store building insurance costs rose from 2006 to 2007, reflecting higher market rates for insurance following the hurricanes in prior years, as well as significantly higher costs for earthquake coverage for our facilities. Our Same Store Other SG&A increased 6.9% in 2007 as compared to 2006, primarily resulting from outside services utilized to implement several key business strategies, fees for attorney services provided in conjunction with several of our legal matters and non-repeating gains associated with the disposition of two dealership franchises recognized in 2006.

Dealer Management System Conversion

On March 30, 2006, we announced that the Dealer Services Group of ADP would become the sole dealership management system (“DMS”) provider for our existing stores. We successfully completed the conversion of all of our stores to operate on the ADP platform in 2007 and recognized an additional $0.7 million in lease termination costs related to these conversions. This conversion is another key enabler in supporting efforts to standardize backroom processes and share best practices across all of our dealerships.

Depreciation and Amortization Data
(dollars in thousands)

	For the Year Ended December 31,
	2008	% Change	2007	2007	% Change	2006
Same Stores	$23,936	21.6%	$19,684	$17,660	6.3%	$16,619
Transactions	1,716		754	2,778		1,075

Total	$25,652	25.5%	$20,438	$20,438	15.5%	$17,694

Our Same Store depreciation and amortization expense increased 21.6% and 6.3% in 2008 and 2007, respectively, primarily due to a similar increase in our gross property and equipment holdings, as we have strategically added dealership-related real estate to our long-lived asset portfolio. In addition, we continue to make improvements to certain of our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience.

Impairment of Assets

We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets. We also perform interim reviews for impairment when evidence exists that the carrying value of such assets may not be recoverable. During the third quarter of 2008, certain triggering events such as the recent economic conditions and the resulting impact on the automotive industry were identified. Accordingly, we performed an interim impairments assessment of the recorded indefinite-lived intangible asset values. As a result of this assessment, we determined that the fair values of certain of our indefinite-lived intangible franchise right related to seventeen dealerships, primarily domestic franchises, were less than their respective carrying values and recorded an impairment charge. Additionally, during the fourth quarter of 2008, we performed our annual assessment of goodwill and indefinite-lived intangible assets and determined that the fair values of indefinite-lived intangible franchise rights related to seven of our dealerships did not exceed their carrying values and that impairment charges were required. The majority of the charge related to franchises within our Western Region, which continues to suffer the greatest effect of the recent economic downturn. In aggregate, we recorded $151.9 million of pretax impairment charges during 2008 relative to our intangible franchise rights. As a result of our 2007 annual assessment, we determined that the carrying values of indefinite-lived intangible franchise rights related to six of our dealerships were impaired. Accordingly, we recorded a $9.2 million of pretax impairment charge during the fourth quarter of 2007. We did not identify an impairment of our recorded goodwill in 2008 or 2007. As a result of our 2006 assessment, we determined that the fair value of indefinite-lived intangible franchise rights related to two of our domestic franchises did not exceed their carrying values and impairment charges were required. Accordingly, we recorded $1.4 million of pretax impairment charges during the fourth quarter of 2006.

For long-lived assets, we review for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In the third quarter of 2008, we identified triggering events relative to real estate, primarily associated with domestic franchise terminations and other equipment holdings. We reviewed the carrying value of such assets in comparison with the respective estimated fair market values as determined by third party appraisal and brokers’ opinion of value. Accordingly, we recorded an $11.1 million pretax asset impairment charge in the third quarter of 2008. In 2007, in connection with the sale of the real estate associated with one of our dealerships, we recognized a $5.4 million pretax impairment charge. Also, we determined that the fair value of certain fixed assets was less than their respective carrying values and, as a result, pretax impairment charges of $2.2 million were recognized. During the fourth quarter of 2006, we determined that the fair value of the fixed assets related to the disposal of a Ford dealership franchise was less than their carrying value and impairment charges were required. Accordingly, we recognized a pretax impairment charge of $0.8 million in 2006.

Floorplan Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2008	% Change	2007	2007	% Change	2006
Same Stores	$44,095	(3.3)%	$45,577	$42,028	(2.3)%	$42,996
Transactions	2,282		1,245	4,794		2,312

Total	$46,377	(1.0)%	$46,822	$46,822	3.3%	$45,308

Memo:
Manufacturer’s assistance	$28,311	(23.8)%	$37,171	$37,171	0.7%	$36,922

Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on 1-month LIBOR (or Prime in some cases) plus a spread. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of December 31, 2008, we had interest rate swaps in place for an aggregate notional amount of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%.

Our Same Store floorplan interest expense decreased 3.3% for the year ended December 31, 2008, compared to 2007. The decrease for 2008 reflects a 118 basis point decrease in our weighted average floorplan interest rates between the respective periods, including the impact of our interest rate swaps, partially offset by a $124.0 million increase in our weighted average floorplan borrowings outstanding. Similarly, the Same Store floorplan interest expense declined 2.3% in 2007 when compared to 2006. This decrease is attributable to a decrease in our weighted average floorplan interest rates, including the impact of our interest rate swaps, which was partially offset by a $2.4 million increase in our weighted average floorplan borrowings outstanding for 2007.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our mortgage facility, our acquisition line and our other long-term debt, partially offset by interest income, increased $6.1 million, or 27.0%, to $28.9 million for the twelve months ended December 31, 2008. This increase is primarily attributable to a $150.7 million increase in our weighted average borrowings from the comparable period in 2007, as we continued the execution of our strategy to own more of the dealership related real estate. Weighted average borrowings outstanding under our Mortgage Facility increased $103.7 million from December 31, 2007. Other real estate related borrowings increased $47.0 million from our balance at December 31, 2007. In addition, our weighted average borrowings increased for 2008 as a result of our borrowings under the Acquisition Line of our Revolving Credit Facility, primarily initiated to fund the acquisition of several dealership operations in the fourth quarter of 2007. Partially offsetting the increased interest expense from these borrowings, we redeemed $28.3 million of our 8.25% Senior Subordinated Notes in 2008.

From 2006 to 2007, other net interest expense increased due to an additional six months of interest on our 2.25% Convertible Notes that were issued in June 2006 and interest incurred on 2007 borrowings under our mortgage facility. This increase was partially offset by the impact of our redemption of $36.4 million par value of our outstanding 8.25% Notes during the second half of 2007.

Gain/Loss on Redemption of Debt

For the year ended December 31, 2008, we repurchased $28.3 million par value of our outstanding 8.25% Notes and realized a net gain of approximately $0.9 million. During the fourth quarter of 2008, we also repurchased $63.0 million par value of our outstanding 2.25% Convertible Senior Notes (“2.25% Notes”) and realized a net gain of approximately $35.7 million. In 2007, we repurchased $36.4 million par value of our outstanding 8.25% Notes. As a result, we recognized a $1.6 million pretax charge, consisting of a $0.4 million redemption premium and a $1.2 million non-cash write off of unamortized bond discount and deferred costs.

Provision for Income Taxes

For the year ended December 31, 2008, we recorded a benefit of $21.3 million in respect of our loss from continuing operations, primarily due to the significant asset impairment charges recorded in 2008. The 2008 effective tax rate of 42.0% differed from the 2007 effective tax rate of 35.9% primarily due to the mix of our pretax net income (loss) among various taxable state jurisdictions, and the 2007 impact of the benefit received from the tax deductible goodwill related to dealership operations.

For the year ended December 31, 2007, our provision for income from continuing operations for income taxes decreased $12.8 million from 2006 to $38.7 million, while the effective tax rate decreased 60 basis points to 35.9% in 2007 compared to 36.5% in 2006. The decrease in the effective tax rate was due primarily to the change attributable to the adoption of SFAS 123(R) and the impact of a change in the mix of the our pretax income from taxable state jurisdictions offset in 2007 primarily by the benefit received from tax-deductible goodwill related to dealership dispositions.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2009 will be approximately 38.5% to 39.0%.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for 2009. If economic and business conditions deteriorate further or if our capital expenditures or acquisition plans for 2009 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of December 31, 2008, our total cash on hand was $23.1 million. The balance of cash on hand excludes $44.9 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as our primary vehicle for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information from our statement of cash flows from continuing operations:

	For the Year Ended December 31,
	2008	2007	2006
		(In thousands)

Net cash provided by operating activities	$183,746	$10,997	$53,067
Net cash used in investing activities	(164,712)	(392,966)	(268,989)
Net cash provided by (used in) financing activities	(12,887)	375,790	217,076
Effect of exchange rate changes on cash	(5,826)	(33)	—

Net increase (decrease) in cash and cash equivalents	$321	$(6,212)	$1,154

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

•	Operating activities. For the year ended December 31, 2008, we realized $183.7 million in net cash from operating activities, primarily driven by net income, after adding back significant non-cash adjustments related to depreciation and amortization of $25.7 million and asset impairments of $163.0 million. Also contributing to the positive cash flow from operating activities was a net change in our operating assets and liabilities of $70.3 million. Cash flow from operating activities was adjusted for net gains of $36.6 million related to the repurchase of our 8.25% Notes and 2.25% Convertible Notes, which is reflected as a financing activity. In addition cash flow from operating activities was adjusted for an increase in our deferred income tax assets of $18.5 million related primarily to the impairment of our intangible franchise assets.

For the year ended December 31, 2007, we realized $11.0 million in net cash from operating activities, primarily driven by net income, after adding back significant non-cash adjustments related to depreciation and amortization of $20.4 million, deferred income taxes of $16.4 million and asset impairments of $16.8 million. Substantially offsetting the positive cash flow from these operating activities, the net change in our operating assets and liabilities resulted in a cash outflow of $121.8 million, which was principally the result of our decision not to renew the floorplan financing arrangement with DaimlerChrysler in February 2007 and to use $112.1 million of borrowings from our Revolving Credit Facility to close the DaimlerChrysler facility. The result of this decision was a decrease in operating cash flow and increase in financing cash flow for the year ended December 31, 2007.

For the year ended December 31, 2006, we generated $53.1 million in net cash from operating activities, primarily driven by $88.4 million of net income. Non-cash charges, including depreciation and amortization and deferred taxes of $46.3 million, were partially offset by changes in operating assets and liabilities of $82.5 million, primarily due to an increase in inventories and reductions in floorplan notes payable and accounts payable.

•	Investing activities. During 2008, we used $164.7 million in investing activities, primarily as a result of $48.6 million paid for acquisitions, net of cash received, and $142.8 million for the purchase of property and equipment. The $48.6 million used for acquisitions consisted of $16.7 million to purchase the associated dealership real estate, of which $15.0 million was ultimately financed through a loan agreement with BMW, and $9.8 million to pay off the sellers’ floorplan borrowings. The $142.8 million of the property and equipment purchases consisted of $90.0 million for the purchase of land and existing buildings, of which $32.3 million was financed through our Mortgage Facility, and $52.8 million for the construction of new or expanded facilities, imaging projects required by the manufacturer and replacement of dealership equipment.

During 2007, we used $393.0 million in investing activities, primarily as a result of $281.8 million paid for acquisitions, net of cash received, and $146.5 million for the purchase of property and equipment. The $281.8 million used for acquisitions consisted of $75.0 million to purchase the associated dealership real estate, of which $49.7 million was ultimately financed through our Mortgage Facility, and $72.9 million to pay off the sellers’ floorplan borrowings. The $146.5 million of the property and equipment purchases consisted of $76.2 million for the purchase of land and existing buildings, of which $66.6 million was financed through our Mortgage Facility, and $70.3 million for the construction of new or expanded facilities, imaging projects required by the manufacturer and replacement of dealership equipment.

During 2006, we used $269.0 million in investing activities, of which $246.3 million was for acquisitions, net of cash received, and $71.3 million was for purchases of property and equipment. Included in the amount paid for acquisitions was $30.6 million for related real estate and $58.9 million of inventory financing. Approximately $58.9 million of the property and equipment purchases was for the purchase of land, existing buildings and construction of new or expanded facilities. We also received approximately $38.0 million in proceeds from sales of franchises and $13.3 million from the sales of property and equipment.

•	Financing activities. During 2008, we used $12.9 million in financing activities, primarily due to $85.0 million in net repayments under the Acquisition Line of our Revolving Credit Facility, $52.8 million of cash to repurchase $28.3 million par value of our outstanding 8.25% Notes and $63.0 million par value of our outstanding 2.25% Convertible Notes, $11.0 million in dividends paid during the year and $7.5 million in principal repayments of long term debt. Partially offsetting this amount are $50.2 million of borrowing of long-term debt related to real estate purchases, $46.7 million of net borrowings under our Mortgage Facility, and $44.0 million in net borrowings under the Floorplan Line of our Revolving Credit Facility. Included in the $44.0 million of net borrowings related to the Floorplan Line of our Revolving Credit Facility is a net cash inflow of $19.7 million due to changes in our floorplan offset account.

During 2007, we obtained $375.8 million from financing activities, consisting of $225.5 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, $135.0 million in net borrowings under the Acquisition Line of our Revolving Credit Facility utilized to fund the dealership acquisitions consummated in the fourth quarter of 2007 and $131.3 million of net borrowings under our Mortgage Facility as we continued to implement our strategy of strategically acquiring the real estate associated with our dealership operations. Included in the $225.5 million of net borrowings related to the Floorplan Line of our Revolving Credit Facility is a net cash inflow of $49.9 million due to changes in our floorplan offset account. Partially offsetting this positive cash flow, we used $63.0 million of cash to repurchase outstanding common stock and $36.9 million of cash to repurchase $36.4 million par value of our outstanding 8.25% Notes.

During 2006, we obtained $217.1 million from financing activities, primarily from $287.5 million of net proceeds from the issuance of the 2.25% Convertible Notes, $80.6 million of proceeds from the sale of the warrants, $29.5 million in net borrowings under the Floorplan Line of our Revolving Credit Facility and $23.7 million of proceeds from the issuance of common stock to benefit plans. Offsetting these receipts was $116.3 million used to purchase the calls on our common stock and $55.0 million used to repurchase outstanding common stock. Included in the $29.5 million of net borrowings related to the Floorplan Line of our Revolving Credit Facility is a net cash outflow of $66.8 million due to changes in our floorplan offset account.

Working Capital.  At December 31, 2008, we had working capital of $92.1 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

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

•	Revolving Credit Facility. In March 2007, we amended our Revolving Credit Facility, expanding it by $400.0 million to a total of $1.35 billion, in order to increase our inventory borrowing capacity and reduce our overall cost of capital. The facility, which is now comprised of 22 major financial institutions, including three manufacturer-affiliated finance companies (Toyota, Nissan and BMW), matures in March 2012. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This Revolving Credit Facility consists of two tranches: (1) $1.0 billion for floorplan financing, which we refer to as the Floorplan Line, and (2) $350.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the Acquisition Line. The Floorplan Line bears interest at rates equal to 1-month LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150.0 to 225.0 basis points, depending on our leverage ratio. Up to half of the Acquistion Line can be borrowed in either Euros or Pound Sterling. The capacity under the Acquisition Line can be redesignated to the Floorplan Line within the overall $1.35 billion commitment. As of December 31, 2008, the Company had redistributed $250.0 million of borrowing capacity from the Acquisition Line to the Floorplan Line.

Our Revolving Credit Facility contains various covenants including financial ratios, such as fixed-charge coverage and leverage and current ratios, and a minimum equity requirement, among others, as well as additional maintenance requirements. Effective January 17, 2008, we amended the Revolving Credit Facility to, among other things, increase the limit on both our senior secured leverage ratio and our total leverage ratio, as well as to add a borrowing base calculation that governs the amounts of borrowings available under the Acquisition Line. As of December 31, 2008, we were in compliance with these covenants, including:

	As of December 31,
	2008
	Required	Actual

Senior secured leverage ratio	< 2.75	1.49
Total leverage ratio	< 4.50	3.46
Fixed charge coverage ratio	> 1.25	1.59
Current Ratio	> 1.15	1.18

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future. Additionally, under the terms of our Revolving Credit Facility, we are limited in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding stock. The amount available for cash dividends and share repurchases will increase in future periods by 50% of our cumulative net income (as defined in terms of the Revolving Credit Facility), the net proceeds from stock option exercises and certain other items, and decrease by subsequent payments for cash dividends and share repurchases. Amounts borrowed under the Floorplan Line of our Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding greater than one year.

•	Ford Motor Credit Facility. The FMCC Facility provides financing for our entire Ford, Lincoln and Mercury new vehicle inventory. The FMCC Facility, which matures in December 2009, provides for up to $300.0 million of financing for inventory at an interest rate equal to Prime plus 150 basis points minus certain incentives. However, the Prime rate is defined to be a minimum of 4.0%. We expect the net cost of our borrowings under the FMCC Facility, after all incentives, to approximate the cost of borrowing under the Floorplan Line of our Revolving Credit Facility.

•	Real Estate Credit Facility. In March 2007, we completed an initial $75.0 million, five-year real estate credit facility with Bank of America, N.A. In April 2007, we amended this facility expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions. We refer to this facility as the Mortgage Facility. The Mortgage Facility will be used for acquisitions of real estate and vehicle dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel or property. Borrowings under the facility totaled $178.0 million at December 31, 2008. The facility matures in March 2012. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount. As of December 31, 2008, borrowings under the facility totaled $178.0 million, with $9.4 million recorded as a current maturity of long-term debt in the accompanying consolidated balance sheet. In January 2008, we purchased the real estate associated with four of our existing dealership operations, financing the majority of the transactions through Mortgage Facility borrowings of $43.3 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. Effective as of January 16, 2008, we amended our Real Estate Credit Facility to increase the senior secured leverage ratio. As of December 31, 2008, the Company was in compliance with all such covenants. Based upon its current operating and financial projections, the Company believes that it will remain compliant with such covenants in the future.

•	DaimlerChrysler Facility. On February 28, 2007, the DaimlerChrysler Facility matured. The facility provided for up to $300.0 million of financing for our entire Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory. We elected not to renew the DaimlerChrysler Facility and used available funds from our Floorplan Line to pay off the outstanding balance on the maturity date. We continue to use the Floorplan Line to finance our Chrysler, Dodge, Jeep and Mercedes-Benz new vehicle inventory.

The following table summarizes the current position of our credit facilities as of December 31, 2008:

	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)

Floorplan Line(1)	$1,000,000	$693,692	$306,308
Acquisition Line(2)	350,000	67,275	106,024

Total Revolving Credit Facility	1,350,000	760,967	412,332
FMCC Facility	300,000	88,656	211,344
Mortgage Facility	235,000	177,998	57,002

Total Credit Facilities(3)	$1,885,000	$1,027,621	$680,678

(1)	The available balance at December 31, 2008, includes $44.9 million of immediately available funds.

(2)	The outstanding balance at December 31, 2008 includes $50 million associated with acquistions during the year and $17.3 million of letters of credit outstanding. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility.

(3)	Outstanding balance excludes $39.9 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

For a more detailed discussion of our credit facilities existing as of December 31, 2008, please see Note 14 to our consolidated financial statements.

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

The 2.25% Convertible Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 2.25% Convertible Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries. For a more detailed discussion of these notes please see Note 15 to our consolidated financial statements.

8.25% Notes.  During August 2003, we issued the 8.25% Notes with a face amount of $150.0 million. The 8.25% Notes pay interest semi-annually on February 15 and August 15 each year, beginning February 15, 2004. Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The 8.25% Notes have the following redemption provisions:

•	We were allowed to, prior to August 15, 2008, redeem all or a portion of the 8.25% Notes at a redemption price equal to the principal amount plus a make-whole premium to be determined, plus accrued interest.

•	We are allowed to, during the twelve-month periods beginning August 15, 2008, 2009, 2010 and 2011, and thereafter, redeem all or a portion of the 8.25% Notes at redemption prices of 104.125%, 102.750%, 101.375% and 100.000%, respectively, of the principal amount plus accrued interest.

The 8.25% Notes are subject to various financial and other covenants, including restrictions on paying cash dividends and repurchasing shares of our common stock. As of December 31, 2008, we were in compliance with these covenants but were prohibited from future dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances.

Other Real Estate Related Debt.  In March 2008, we executed a series of four note agreements with a third-party financial institution for an aggregate principal of $18.6 million (the “March 2008 Real Estate Notes”), of which one matures in May 2010, and the remaining three mature in June 2010. The March 2008 Real Estate Notes pay interest monthly at various rates ranging from approximately 5.2 to 7.0%. The proceeds from the March 2008 Real Estate Notes were utilized to facilitate the acquisition of a dealership-related building and the associated land. The cumulative outstanding balance of these notes totaled $18.1 million as of December 31, 2008.

In June 2008, we executed a bridge loan agreement with a third-party financial institution for an aggregate principal of approximately $15.0 million (the “June 2008 Real Estate Note”) that was scheduled to mature in September 2008. The June 2008 Real Estate Note accrued interest monthly at an annual rate equal to LIBOR plus 1.5%. The proceeds from the June 2008 Real Estate Note were utilized to facilitate the acquisition of a dealership-related building and the associated land. In July 2008, we renegotiated the terms of the June 2008 Real Estate Note to extend the maturity date to July 2010 and amend the annual interest rate to LIBOR plus 1.65%. The outstanding balance of this note as of December 31, 2008 was $14.5 million.

In October 2008, we executed a note agreement with a third-party financial institution for an aggregate principal of £10.0 million (the “Foreign Note”), which is secured by our foreign subsidiary properties. The Foreign Note is to be repaid in monthly installments beginning in March 2010 and matures in August 2018. Interest is payable on the outstanding balance at an annual rate of 1.0% plus the higher of the three-month Sterling BAA LIBOR rate or 3.0% per year.

Uses of Liquidity and Capital Resources

Redemption of 8.25% Notes and 2.25% Convertible Notes.  During 2008, we repurchased approximately $28.3 million par value of our outstanding 8.25% Notes and $63.0 million par value of our outstanding 2.25% Notes. Total cash used in completing these redemption, excluding accrued interest of $0.8 million, was $53.6 million. During 2007, we repurchased approximately $36.4 million par value of our outstanding 8.25% Notes. Total cash used in completing the redemption, excluding accrued interest of $0.4 million, was $36.9 million.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. Due to the current and near-term projected economical conditions, we have substantially reduced our capital expenditure forecast for 2009 to be less than $30.0 million, generally funded from excess cash, primarily to maintain existing facilities or complete projects initiated in 2008.

Acquisitions.  In 2008, we completed acquisitions of 3 luxury and 2 domestic dealership franchises with expected annual revenues of approximately $90.2 million. These franchises were located in California, Maryland and Texas. Total cash consideration paid, net of cash received, of $48.6 million, included $16.7 million for related real estate and the incurrence of $9.8 million of inventory financing.

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

We purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 20% to 25% of the annual revenue. Cash needed to complete our acquisitions comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities and our Acquisition Line. Due to the current economic environment, we do not anticipate completing any dealership acquisitions in 2009.

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

No shares of our common stock have been issued or received under the Purchased Options or the Warrants. Since the price of our common stock was less than $59.43 at December 31, 2008, the intrinsic value of both the Purchased Options and the Warrants, as expressed in shares of our common stock, was zero. Changes in the price of our common stock will impact the share settlement of the 2.25% Convertible Notes, the Purchased Options and the Warrants as illustrated below (shares in thousands):

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

Stock Repurchases.  We generally fund our stock repurchases from excess cash. In August 2008, our Board of Directors authorized us to repurchase a number of shares equivalent to the shares issued pursuant to our employee stock purchase plan on a quarterly basis. The Board of Directors also authorized us to repurchase up to $20.0 million of additional common shares. Pursuant to this authorization, a total of 37,300 shares were repurchased during 2008, at an average price of $20.76 per share, or approximately $0.8 million.

In April 2007, our Board of Directors authorized the repurchase of up to $30.0 million of our common shares, and in August 2007, authorized the repurchase of up to an additional $30.0 million of our common shares. Pursuant to these authorizations, a total of 1,653,777 shares were repurchased at a cost of approximately $60.0 million, exhausting the combined authorizations.

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

Dividends.  In 2008, our Board of Directors declared dividends of $0.14 per common share for the fourth quarter of 2007, as well as the first two quarters of 2008. In addition, the Board of Directors declared a dividend of $0.05 per common share for the third quarter of 2008. These dividend payments on our outstanding common stock and common stock equivalents totaled $11.0 million in 2008. On February 19, 2009, our Board of Directors indefinitely suspended the cash dividend. In 2007, our Board of Directors declared dividends of $0.14 per common share for the fourth quarter of 2006 and the first three quarters of 2007. These dividend payments on our outstanding common stock and common stock equivalents totaled $13.3 million. During 2006, our Board of Directors declared dividends of $0.13 per common share for the fourth quarter of 2005 and $0.14 per common share for the first, second and third quarters of 2006. These dividend payments on our outstanding common stock and common stock equivalents totaled approximately $13.4 million for the year ended December 31, 2006. Prior to 2006, we had never declared or paid dividends on our common stock.

The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors. Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2008, our 8.25% Notes were the most restrictive agreement with respect to such limits. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our Revolving Credit Facility matures in 2012 and our 8.25% Notes mature in 2013.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
			(In thousands)

Floorplan notes payable	$822,272	$822,272	$—	$—	$—
Long-term debt obligations(1)	$632,868	$13,594	$57,645	$281,583	$280,046
Estimated interest payments on floorplan notes payable(2)	$6,097	$6,097	$—	$—	$—
Estimated interest payments on long-term debt obligations(3)	$171,403	$15,519	$31,038	$22,418	$102,428
Operating leases	$442,768	$53,133	$102,535	$94,475	$192,625
Purchase commitments(4)	$23,808	$16,533	$7,223	$28	$24

Total	$2,099,216	$927,148	$198,441	$398,504	$575,123

(1)	Includes $17.3 million of outstanding letters of credit.
(2)	Estimated interest payments were calculated using the floorplan balance and weighted average interest rate at December 31, 2008, and the assumption that these liabilities would be settled within 90 days which approximates our weighted average inventory days outstanding.
(3)	Estimated interest payments on long-term debt obligations includes fixed rate interest on our 8 1/4% Senior Subordinated Notes due 2013, 2 1/4% Convertible Notes due 2036, variable rate interest on our Real Estate Mortage Facility due 2012, and the Acquistion Line of our Revolving Credit Facility due 2012.
(4)	Includes capital expenditures, IT commitments and other.

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

From time to time, primarily in connection with dealership dispositions, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we and our subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we or our subsidiaries will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $31.4 million at December 31, 2008. We and our subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although we presently have no reason to believe that we or our subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by us or our subsidiaries required under these leases would not have a material adverse effect on our business, financial condition and cash flows.

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

At December 31, 2008, our outstanding 2.25% Convertible Notes and 8.25% Notes, which is primarily all of our fixed rate debt, totaled $293.6 million and had a fair value of $144.0 million.

At December 31, 2008, we had $822.3 million of variable-rate floorplan borrowings outstanding, $178.0 million of variable-rate mortgage facility borrowings outstanding and $50.0 million of variable-rate acquisition facility borrowings outstanding. Based on the aggregate amount, a 100 basis point change in interest rates would result in an approximate $8.2 million change to our interest expense. After consideration of the interest rate swaps described below, a 100 basis point increase would yield a net increase of $2.7 million.

We received $27.9 million of interest assistance from certain automobile manufacturers during the year ended December 31, 2008. This assistance is reflected as a $28.3 million reduction of our new vehicle cost of sales for the year ended December 31, 2008, and reduced our new vehicle inventory by $6.0 million and $6.4 million at December 31, 2008 and 2007, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from approximately 50% to 103% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility to fixed rate debt. During 2008, we entered into two interest rate swaps with a total notional value of $75.0 million. The hedge instruments are designed to convert floating rate vehicle floorplan payables under the Company’s Revolving Credit Facility to fixed rate debt. One swap, with $50.0 million in notional value, effectively locks in a rate of approximately 3.7% and expires in August 2011 and the other with $25.0 million in notional value, effectively locks in a rate of approximately 3.1% and expires in March 2012. During 2007, we entered into eight interest rate swaps with a total notional value of $225.0 million, comprised of one swap with a $50.0 million notional value that effectively locks in an interest rate of approximately 5.3% and the remaining seven swaps each with a notional value of $25.0 million that effectively lock in an interest rate ranging from 4.2% to 5.3%. All of the swaps entered into 2007 expire in the latter half of 2012. In December 2005, we entered into two interest rate swaps with notional values of $100.0 million each, and in January 2006, we entered into a third interest rate swap with a notional value of $50.0 million. One swap, with $100.0 million in notional value, effectively locks in a rate of 4.9%, the second swap, also with $100.0 million in notional value, effectively locks in a rate of 4.8%, and the third swap, with $50.0 million in notional value, effectively locks in a rate of 4.7%. All three of the 2005 hedge instruments expire December 15, 2010. At December 31, 2008, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive loss totaled $27.9 million. At December 31, 2007, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive loss totaled $10.1 million. At December 31, 2006, net unrealized gains, net of income taxes, related to hedges included in accumulated other comprehensive income totaled $0.8 million. The increase in net unrealized losses from 2007 to 2008 was primarily a result of the decline in interest rates experienced during the year. At December 31, 2008, 2007 and 2006, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

Foreign Currency Exchange Rates.  As of December 31, 2008, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10 percent increase in average exchange rates versus the U.S. Dollar would have resulted in a $14.8 million change to our revenues for the year ended December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2008, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered accounting firm who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting. This report, dated February 24, 2009, appears on page 70.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.

We have audited Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Group 1 Automotive, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Group 1 Automotive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Group 1 Automotive, Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

Houston, Texas
February 24, 2009

Item 9B.	Other Information

None.

PART III

Pursuant to Instruction G to Form 10-K, we incorporate by reference into Items 10-14 below the information to be disclosed in our definitive proxy statement prepared in connection with the 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

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

(3) Index to Exhibits

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)

Exhibit
Number		Description

4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.14	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1	—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)
10.2	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)

Exhibit
Number		Description

10.3	—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007
10.4	—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10.5	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.6	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.7	—	Amendment No. 4 to Credit Agreement dated as of September 10, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.8	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.9	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.10	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.11	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12	—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13	—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.14	—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15	—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.16	—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.17	—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.18	—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)

Exhibit
Number			Description

10.19		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10	.20*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.21*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.22 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
10	.22*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2008 (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10	.23*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009
10	.24*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.25*†	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008
10	.26*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)
10	.27*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.28*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.29*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.30*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.31*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.32*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.33*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.34*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.35*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.36*	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.37*	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.40 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)

Exhibit
Number			Description

10	.38*	—	Employment Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.39*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.40*	—	First Amendment to the Employment Agreement dated effective as of June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.43 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.41*	—	Employment Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.42*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.43*	—	First Amendment to the Employment Agreement dated effective as of December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.46 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.44*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated December 31, 2006, between Group 1 Automotive, Inc. and Randy L. Callison (Incorporated by reference to Exhibit 10.47 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.45*	—	First Amendment to the Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated effective as of December 31, 2006 between Group 1 Automotive, Inc. and Randy L. Callison, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.46*†	—	Letter Agreement by and between the Company and Randy L. Callison, effective December 31, 2008
10	.47*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 12 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
14	.1†	—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc. dated November 6, 2006
21	.1†	—	Group 1 Automotive, Inc. 2008 Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25 day of February, 2009.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 25 day of February, 2009.

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

Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

Houston, Texas
February 24, 2009

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,144	$34,248
Contracts-in-transit and vehicle receivables, net	102,834	189,400
Accounts and notes receivable, net	67,350	82,698
Inventories	845,944	878,168
Assets related to discontinued operations	—	30,531
Deferred income taxes	18,474	18,287
Prepaid expenses and other current assets	38,878	29,651

Total current assets	1,096,624	1,262,983

PROPERTY AND EQUIPMENT, net	514,891	427,223
GOODWILL	501,187	486,775
INTANGIBLE FRANCHISE RIGHTS	154,597	300,470
OTHER ASSETS	42,786	28,730

Total assets	$2,310,085	$2,506,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$693,692	$648,469
Floorplan notes payable — manufacturer affiliates	128,580	170,911
Current maturities of long-term debt	13,594	12,260
Accounts payable	74,235	111,458
Liabilities related to discontinued operations	—	35,180
Accrued expenses	94,395	100,000

Total current liabilities	1,004,496	1,078,278

LONG-TERM DEBT, net of current maturities	512,154	641,821
OTHER REAL ESTATE RELATED AND LONG-TERM DEBT, net of current maturities	50,444	6,104
CAPITAL LEASE OBLIGATIONS RELATED TO REAL ESTATE, net of current maturities	39,401	26,913
DEFERRED INCOME TAXES	227	6,849
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	44,655	16,188
OTHER LIABILITIES	27,135	29,016

Total liabilities before deferred revenues	1,678,512	1,805,169

DEFERRED REVENUES	10,220	16,531
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,052 and 25,532 issued, respectively	261	255
Additional paid-in capital	287,393	293,675
Retained earnings	460,335	502,783
Accumulated other comprehensive income (loss)	(38,109)	(9,560)
Treasury stock, at cost; 2,106 and 2,427 shares, respectively	(88,527)	(102,672)

Total stockholders’ equity	621,353	684,481

Total liabilities and stockholders’ equity	$2,310,085	$2,506,181

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$3,392,888	$3,914,650	$3,713,266
Used vehicle retail sales	1,090,559	1,132,413	1,068,307
Used vehicle wholesale sales	233,262	310,173	322,735
Parts and service sales	750,823	699,906	649,778
Finance, insurance and other, net	186,555	203,075	186,643

Total revenues	5,654,087	6,260,217	5,940,729
COST OF SALES:
New vehicle retail sales	3,178,132	3,652,328	3,446,922
Used vehicle retail sales	975,716	1,001,179	930,978
Used vehicle wholesale sales	237,604	313,768	325,156
Parts and service sales	346,974	318,475	298,366

Total cost of sales	4,738,426	5,285,750	5,001,422

GROSS PROFIT	915,661	974,467	939,307
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	739,430	758,877	717,786
DEPRECIATION AND AMORTIZATION EXPENSE	25,652	20,438	17,694
ASSET IMPAIRMENTS	163,023	16,784	2,241

INCOME (LOSS) FROM OPERATIONS	(12,444)	178,368	201,586
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(46,377)	(46,822)	(45,308)
Other interest expense, net	(28,916)	(22,771)	(15,708)
Gain (loss) on redemption of senior subordinated and convertible notes	36,629	(1,598)	(488)
Other income (expense), net	302	560	629

INCOME (LOSS) BEFORE INCOME TAXES	(50,806)	107,737	140,711
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(21,316)	38,653	51,427

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(29,490)	$69,084	$89,284
DISCONTINUED OPERATIONS
Loss related to discontinued operations	(3,481)	(1,714)	(1,363)
Income tax benefit related to losses on discontinued operations	1,478	582	469

Loss from discontinued operations	(2,003)	(1,132)	(894)

NET INCOME (LOSS)	$(31,493)	$67,952	$88,390

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$(1.31)	$2.97	$3.70
Loss per share from discontinued operations	(0.09)	(0.05)	(0.04)

Earnings (loss) per share	$(1.40)	$2.92	$3.66

Weighted average common shares outstanding	22,513	23,270	24,146
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$(1.30)	$2.95	$3.65
Loss per share from discontinued operations	(0.09)	(0.05)	(0.03)

Earnings (loss) per share	$(1.39)	$2.90	$3.62

Weighted average common shares outstanding	22,671	23,406	24,446
CASH DIVIDENDS PER COMMON SHARE	$0.47	$0.56	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated Other
						Comprehensive Income (Loss)
						Unrealized	Unrealized	Unrealized
			Additional		Deferred	Gains (Losses)	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	Stock-Based	on Interest	on Marketable	on Currency	Treasury
		Amount	Capital	Earnings	Compensation	Rate Swaps	Securities	Translation	Stock	Total
	(In thousands)

BALANCE, December 31, 2005	24,588	246	276,904	373,162	(5,413)	(384)	(322)	—	(17,400)	626,793
Comprehensive income:
Net income	—	—	—	88,390	—	—	—	—	—	88,390
Interest rate swap adjustment, net of tax provision of $709	—	—	—	—	—	1,181	—	—	—	1,181
Gain on investments, net of tax provision of $70	—	—	—	—	—	—	116	—	—	116

Total comprehensive income										89,687
Reclassification resulting from adoption of FAS 123(R) on January 1, 2006	—	—	(5,413)	—	5,413	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	(54,964)	(54,964)
Issuance of common and treasury shares to employee benefit plans	346	3	(279)	—	—	—	—	—	23,968	23,692
Issuance of restricted stock	303	3	(3)	—	—	—	—	—	—	—
Forfeiture of restricted stock	(72)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,086	—	—	—	—	—	—	5,086
Tax benefit from options exercised and the vesting of restricted shares	—	—	8,089	—	—	—	—	—	—	8,089
Purchase of equity calls	—	—	(116,251)	—	—	—	—	—	—	(116,251)
Sale of equity warrants	—	—	80,551	—	—	—	—	—	—	80,551
Deferred income tax benefit associated with purchase of equity calls	—	—	43,594	—	—	—	—	—	—	43,594
Cash dividends	—	—	—	(13,437)	—	—	—	—	—	(13,437)

BALANCE, December 31, 2006	25,165	252	292,278	448,115	—	797	(206)	—	(48,396)	692,840
Comprehensive income:
Net income	—	—	—	67,952	—	—	—	—	—	67,952
Interest rate swap adjustment, net of tax provision of $6,549	—	—	—	—	—	(10,915)	—	—	—	(10,915)
Gain on investments, net of tax provision of $78	—	—	—	—	—	—	130	—	—	130
Unrealized gain on currency translation								634		634

Total comprehensive income										57,801
Purchases of treasury stock	—	—	—	—	—	—	—	—	(63,039)	(63,039)
Issuance of common and treasury shares to employee benefit plans	(232)	(2)	(8,761)	—	—	—	—	—	8,763	—
Proceeds from sales of common stock under employee benefit plans	214	2	5,036	—	—	—	—	—		5,038
Issuance of restricted stock	414	4	(4)	—	—	—	—	—	—	—
Forfeiture of restricted stock	(29)	(1)	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,954	—	—	—	—	—	—	4,954
Tax benefit from options exercised and the vesting of restricted shares	—	—	171	—	—	—	—	—	—	171
Cash dividends	—	—	—	(13,284)	—	—	—	—	—	(13,284)

BALANCE, December 31, 2007	25,532	255	293,675	502,783	—	(10,118)	(76)	634	(102,672)	684,481
Comprehensive income:
Net loss	—	—	—	(31,493)	—	—	—	—	—	(31,493)
Interest rate swap adjustment, net of tax provision of $10,675	—	—	—	—	—	(17,791)	—	—	—	(17,791)
Loss on investments, net of tax provision of $125	—	—	—	—	—	—	(209)	—	—	(209)
Unrealized loss on currency translation	—	—	—	—	—	—	—	(10,549)	—	(10,549)

Total comprehensive loss										(60,042)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(776)	(776)
Issuance of common and treasury shares to employee benefit plans	(358)	(2)	(14,913)	—	—	—	—	—	14,625	(290)
Proceeds from sales of common stock under employee benefit plans	223	2	3,193	—	—	—	—	—	296	3,491
Issuance of restricted stock	736	7	(7)	—	—	—	—	—	—	—
Forfeiture of restricted stock	(81)	(1)	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,523	—	—	—	—	—	—	6,523
Tax liability from options exercised and the vesting of restricted shares	—	—	(1,079)	—	—	—	—	—	—	(1,079)
Cash dividends	—	—	—	(10,955)	—	—	—	—	—	(10,955)

BALANCE, December 31, 2008	26,052	261	287,393	460,335	—	(27,909)	(285)	(9,915)	(88,527)	621,353

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,493)	$67,952	$88,390
Net loss from discontinued operations	$2,003	$1,132	$894
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	163,023	16,784	2,241
(Gain) loss on repurchase of long-term debt	(36,629)	1,598	488
Depreciation and amortization	25,652	20,438	17,694
Deferred income taxes	(18,509)	16,372	19,011
Stock based compensation	6,523	4,954	5,086
Amortization of debt discount and issue costs	2,362	2,278	1,601
Provision for doubtful accounts and uncollectible notes	1,192	2,442	1,609
Excess tax benefits from stock-based compensation	1,099	(150)	(3,657)
Tax benefit (liability) from options exercised and the vesting of restricted shares	(1,079)	171	8,089
(Gains) losses on sales of assets	(718)	(1,180)	(5,849)
Changes in operating assets and liabilities, net of effects of acquistions and dispositions:
Contracts-in-transit and vehicle receivables	87,386	(4,394)	(3,370)
Inventories	57,374	12,597	(29,781)
Floorplan notes payable — manufacturer affiliates	(41,083)	(106,312)	(25,076)
Accounts payable and accrued expenses	(38,847)	(10,155)	(23,933)
Accounts and notes receivable	10,106	(7,046)	3,021
Deferred revenues	(6,311)	(4,374)	(4,996)
Prepaid expenses and other assets	1,695	(2,110)	1,605

Net cash provided by operating activities, from continuing operations	183,746	10,997	53,067

Net cash used in operating activities, from discontinued operations	(13,373)	(3,431)	(4,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(142,834)	(146,498)	(71,281)
Cash paid in acquisitions, net of cash received	(48,602)	(281,834)	(246,322)
Proceeds from sales of property and equipment	18,712	22,516	13,289
Proceeds from sales of franchises	6,522	10,192	38,024
Other	1,490	2,658	(2,699)

Net cash used in investing activities, from continuing operations	(164,712)	(392,966)	(268,989)

Net cash provided by (used in) investing activities, from discontinued operations	23,051	(199)	(266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	5,118,757	5,493,645	3,851,025
Repayments on credit facility — Floorplan Line	(5,074,782)	(5,268,183)	(3,821,477)
Repayments on credit facility — Acquisition Line	(245,000)	(35,000)	(15,000)
Borrowings on credit facility — Acquisition Line	160,000	170,000	15,000
Borrowings on mortgage facility	54,625	133,684	—
Repurchase of long-term debt	(52,761)	(36,865)	(10,827)
Borrowings of long-term debt related to real estate purchases	50,171	—	—
Dividends paid	(10,955)	(13,284)	(13,437)
Principal payments on mortgage facility	(7,944)	(2,367)	—
Principal payments of long-term debt	(7,449)	(1,861)	(787)
Proceeds from issuance of common stock to benefit plans	3,201	5,038	23,692
Borrowings on other facilities for acquisitions	1,490	—	—
Excess tax benefits from stock-based compensation	(1,099)	150	3,657
Repurchases of common stock, amounts based on settlement date	(776)	(63,039)	(54,964)
Debt issue costs	(365)	(3,630)	(6,726)
Repayments on other facilities for divestitures	—	(2,498)	(4,880)
Proceeeds from issuance of 2.25% Convertible Notes	—	—	287,500
Purchase of equity calls	—	—	(116,251)
Sale of equity warrants	—	—	80,551

Net cash provided by (used in) financing activities, from continuing operations	(12,887)	375,790	217,076

Net cash provided by (used in) financing activities, from discontinued operations	(21,103)	4,750	3,666

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,826)	(33)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,104)	(5,092)	381

CASH AND CASH EQUIVALENTS, beginning of period	34,248	39,340	38,959

CASH AND CASH EQUIVALENTS, end of period	$23,144	$34,248	$39,340

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina, and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom (the “U.K.”). Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, and sell vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”

Prior to January 1, 2006, our retail network was organized into 13 regional dealership groups, or “platforms”. In 2006 and 2007, the Company reorganized its operations and as of December 31, 2008, the retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina ), (ii) the Central (46 dealerships in Kansas, Oklahoma, and Texas), (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president reporting directly to the Company’s Chief Executive Officer. In addition, our international operations consist of three dealerships in the U.K. also managed locally with direct reporting responsibilities to the Company’s corporate management team.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company consolidates the operations of its reinsurance companies. The Company reinsures the credit life and accident and health insurance policies sold by its dealerships. All of the revenues and related direct costs from the sales of these policies are deferred and recognized over the life of the policies, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). During 2008, the Company terminated its offerings of credit life and accident and health insurance policies. Investment of the net assets of these companies are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are classified as available-for-sale and are carried at market value. These investments, along with restricted cash that is not invested, are classified as other long-term assets in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. Included in other assets is approximately $2.3 million of cash restricted for specific purposes. As of December 31, 2008 and 2007, cash and cash equivalents excludes $44.9 million and $64.5 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility, which is the Company’s primary vehicle for the short-term investment of excess cash.

Contracts-in-Transit and Vehicle Receivables

Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales. Also included are amounts receivable from vehicle wholesale sales.

Inventories

New, used and demonstrator vehicles are stated at the lower of specific cost or market. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus reconditioning cost, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. Such assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the balance sheet and as a reduction to cost of sales in the income statement as the vehicles are sold. At December 31, 2008 and 2007, inventory cost had been reduced by $6.0 million and $6.4 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales has been reduced by $28.3 million, $37.2 million and $36.9 million for interest assistance received related to vehicles sold for the years ended December 31, 2008, 2007 and 2006, respectively.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. The Company performs the annual impairment assessment of goodwill by reporting unit at the end of each calendar year using a fair-value based, two-step test. The Company also performs an impairment assessment more frequently if events or circumstances occur at a reporting unit between annual assessments that would more likely than not reduce the fair value of the reporting unit below its carrying value. As of December 31, 2008, the Company defined its reporting units as each of its three regions and the U.K. See Note 10 for additional details regarding the Company’s goodwill.

In evaluating goodwill for impairment, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company is then required to proceed to step two of the impairment test. The second step involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. This allocation could result in assigning value to intangible assets not previously recorded separately from goodwill prior to the adoption of SFAS No. 141, “Business Combinations” (“SFAS 141”), which could result in less implied residual value assigned to goodwill (see discussion regarding franchise rights acquired prior to July 1, 2001, in “Intangible Franchise Rights” below). The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds the implied fair value, an impairment charge equal to the difference is recorded.

In completing step one of the impairment analysis, the Company uses a combination of the discounted cash flow (or income) and market approaches to estimate the fair value of each reporting unit. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and the Company’s weighted average cost of capital. The Company also estimates residual values at the end of the forecast period and future capital expenditure requirements. For the market approach, the Company utilizes recent multiples of guideline companies for both revenue and pretax income.

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2008 and 2007 in the accompanying consolidated balance sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred. See Note 10 and Note 13 for additional details regarding the Company’s intangible franchise rights.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on currently available information and reasonable and supportable assumptions. See Note 10 for additional details regarding the Company’s long-lived assets.

Income Taxes

Currently, the Company operates in 15 different states in the U.S. and one other country, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements (See Note 9 for additional information). No cumulative adjustment was required to effect the adoption of FIN 48.

Self-Insured Medical and Property/Casualty Plans

The Company purchases insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self insured retentions. The Company’s claim and loss history is reviewed on a periodic basis to estimate the future liability for claims arising under these programs. The insurance reserves are estimated using actuarial evaluations based upon historical loss experience, claims handling fees and adjusted for loss development factors. See Note 4 for a discussion of the effects of Hurricanes Katrina and Rita on the Company’s 2006 and 2005 results.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2008 and 2007, the Company’s 8.25% Senior Subordinated Notes due 2013 had a carrying value, net of applicable discount, of $72.9 million and $100.3 million, respectively, and a fair value, based on quoted market prices, of $48.9 million and $102.4 million, respectively. Also, as of December 31, 2008 and 2007, the Company’s 2.25% Convertible Senior Notes due 2036 had a carrying value, net of applicable discount, of $220.6 million and $281.9 million, respectively, and a fair value, based on quoted market prices, of $95.1 million and $200.2 million, respectively. The Company’s derivative financial instruments are recorded at fair market value. See Note 16 for further details regarding the Company’s derivative financial instruments.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the Pound Sterling. The financial statements of all our foreign subsidiaries have been translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity and other income and expense, when applicable.

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

Advertising

The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006, totaled $52.1 million, $57.9 million and $66.1 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in accrued expenses on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $16.7 million, $18.9 million and $16.8 million for advertising assistance received related to vehicles sold for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the accrued expenses caption of the Consolidated Balance Sheets included $3.7 million and $3.4 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

Business and Credit Risk Concentrations

The Company owns and operates franchised automotive dealerships in the United States and in the U.K. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2008, Toyota (including Lexus, Scion and Toyota brands), Honda (including Acura and Honda brands), Nissan (including Infiniti and Nissan brands), Ford (including Ford, Lincoln, Mercury, and Volvo brands), BMW (including Mini and BMW brands), Chrysler (including Chrysler, Dodge and Jeep brands), and Mercedes-Benz (including Mercedes-Benz, Smart and Maybach brands) accounted for 35.1%, 14.0%, 12.7%, 9.5%, 8.7%, 6.0% and 5.9% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 5.0% of the Company’s total new vehicle sales volume in 2008. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2008, the Company was due $36.1 million from various manufacturers (see Note 12). Receivable balances from Mercedes-Benz, Ford, Toyota, General Motors, BMW, Chrysler, Honda, and Nissan represented 22.5%, 15.8%, 15.3%, 13.9%, 8.0%, 7.8%, 5.7% and 4.9%, respectively, of this total balance due from manufacturers.

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

During 2006, the Company issued $287.5 million of convertible senior notes. In association with the issuance of these notes, the Company purchased ten-year call options on its common stock totaling $116.3 million. As a result of purchasing these options, a $43.6 million deferred tax asset was recorded as a $43.6 million increase to additional paid in capital on the accompanying consolidated balance sheet. There was no cash inflow or outflow

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the recording of this tax benefit. See Note 15 for a description of the issuance of the convertible senior notes and the purchase of the call options.

Cash paid for interest was $86.8 million, $85.4 million and $75.1 million in 2008, 2007 and 2006, respectively. Cash paid for income taxes was $3.1 million, $18.6 million and $37.1 million in 2008, 2007 and 2006, respectively.

Related-Party Transactions

From time to time, the Company has entered into transactions with related parties. Related parties include officers, directors, five percent or greater stockholders and other management personnel of the Company.

At times, the Company has purchased its stock from related parties. These transactions were completed at then current market prices. See Note 8 for a summary of related party lease commitments. See Note 20 for a summary of other related party transactions.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) the fair value of the shares sold to employees subsequent to December 31, 2005, pursuant to the employee stock purchase plan. As permitted under the transition rules for SFAS 123(R), results for prior periods were not restated. See Note 5 for further details regarding the Company’s stock based compensation plans and activities.

Rental Costs Associated with Construction

In October 2005, the FASB staff issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which, starting prospectively in the first reporting period beginning after December 15, 2005, requires companies to expense, versus capitalizing into the carrying costs, rental costs associated with ground or building operating leases that are incurred during a construction period. The Company adopted the provisions of FAS 13-1 effective January 1, 2006. During the years ended December 31, 2007 and 2006, the Company expensed rental cost incurred during construction of approximately $1.2 million and $2.0 million, respectively. The Company did not incur any rental construction cost during the year ended December 31, 2008. As permitted by FAS 13-1, the Company has not restated prior year’s financial statements relative to the adoption of FAS 13-1.

Business Segment Information

The Company, through its operating companies, operates in the automotive retailing industry. All of the operating companies sell new and used vehicles, arrange financing, vehicle service, and insurance contracts, provide maintenance and repair services and sell replacement parts. The operating companies are similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. Additionally, the Company’s management evaluates performance and allocates resources based on the operating results of the individual operating companies. For the reasons discussed above, all of the operating companies represent one reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s reportable segment. By geographic area, the Company’s sales to external

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers from its domestic operations for the year ended December 31, 2008 and 2007, were $5,491.8 million and $6,086.9 million, respectively, and from its foreign operations were $162.3 million and $173.3 million, respectively. The Company’s domestic long-lived assets other than goodwill, intangible assets and financial instruments as of December 31, 2008 and 2007, were $531.3 million and $418.3 million, respectively, and foreign long-lived assets other than financial instruments as of December 31, 2008 and 2007, were $20.3 million and $28.4 million, respectively.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s results of operations or financial position. See Note 16 for the application of SFAS 157 and further details regarding fair value measurement of the Company’s financial assets and liabilities as of December 31, 2008.

In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for non-financial assets and liabilities. In February 2008 the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, (SFAS 157-2), which defers the effective date of SFAS 157, as it related to non-financial assets and non-financial liabilities, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has evaluated its financial statements and has determined the adoption of this pronouncement upon its existing nonfinancial assets, such as goodwill and intangible assets, will not materially impact the Company as the Company already utilizes an income approach in measuring the fair value of its nonfinancial assets as prescribed by SFAS 157. Upon adoption the Company anticipates enhancing its current disclosures surrounding its nonfinancial assets and liabilities to meet the requirements of SFAS 157 similarly to those already provided for its financial assets and liabilities in Note 16. The Company determined it currently does not hold any nonfinancial liabilities for which this pronouncement is applicable.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. The more significant changes in the accounting for acquisitions which could impact the Company are:

•	certain transactions cost, which are presently treated as cost of the acquisition, will be expensed;

•	restructuring costs associated with a business combination, which are presently capitalized, will be expensed subsequent to the acquisition date;

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	contingencies, including contingent consideration, which are presently accounted for as an adjustment of purchase price when resolved, will be recorded at fair value at the date of purchase with subsequent changes in fair value recognized in income; and

•	valuation allowances on acquired deferred tax assets, which are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, will be recognized at the date of purchase and in income.

SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. The Company did not execute any business combinations on or subsequent to December 31, 2008 for the 2009 annual period. The Company does not anticipate a material impact from this pronouncement on its financial position or results from operations upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires disclosures of the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and disclosure of the affects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The statement encourages but does not require comparative disclosures for earlier periods at initial application. SFAS 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe this statement will have a material financial impact on the Company but only enhance it’s current disclosures contained within its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. SFAS 142-3 enhances the guidance over the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. The Company is currently evaluating the impact of this pronouncement on its processes for determining and evaluating the useful life of its intangible assets.

In May 2008, the FASB finalized FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including the Company’s 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”). For convertible debt instruments that may be settled entirely or partially in cash upon conversion, APB 14-1 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The adoption of APB 14-1 for the Company’s 2.25% Notes will require the equity component of the 2.25% Notes to be initially included in the paid-in-capital section of stockholders’ equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the 2.25% Notes to their face amount as interest expense over the expected term of the 2.25% Notes using an effective interest rate method of amortization. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. APB 14-1 is not permitted to be adopted early and will be applied retrospectively to all periods presented. The Company continues to evaluate the impact that the adoption of APB 14-1 will have on its financial position and results of operations, but has preliminarily estimated that the Company’s Other Long-Term Debt will be initially reduced by approximately $104.9 million with a corresponding increase in Additional Paid In Capital, which will be

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized as an accretion to the value of the 2.25% Notes. Based upon the original amount outstanding, Other Interest Expense will increase an average of approximately $10.5 million per year, before income taxes, through the estimated redemption date of the 2.25% Notes. However, repurchases of the 2.25% Notes, including those executed during the fourth quarter of 2008, will reduce this additional interest charge on a prospective basis. Additionally, gains recognized during 2008 as a result of the repurchase of the 2.25% Notes will be reduced in the retrospective application of APB14-1.

Reclassifications

On June 30, 2008, the Company disposed of certain operations that qualified for discontinued operations accounting treatment. In order to reflect these operations as discontinued, the necessary reclassifications have been made to the Company’s Consolidated Statement of Operations, as well as the Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

3.	ACQUISITIONS

During 2008, the Company completed acquisitions of 3 luxury and 2 domestic dealership franchises located in California, Maryland and Texas. Total cash consideration paid, net of cash received, of $48.6 million, included $16.7 million for related real estate and the incurrence of $9.8 million of inventory financing. During 2007, the Company acquired 14 automobile dealership franchises located in California, Georgia, Kansas, New York, South Carolina, and internationally in southeastern England for total cash consideration, net of cash received, of $281.8 million, including $75.0 million for related real estate and $72.9 million paid to the sellers’ financing sources to pay off outstanding floorplan borrowings. During 2006, the Company acquired 13 automobile dealership franchises located in Alabama, California, Mississippi, New Hampshire, New Jersey and Oklahoma for total cash consideration, net of cash received, of $246.3 million, including $30.6 million paid for the associated real estate and $58.9 million paid to the sellers’ financing sources to pay off outstanding floorplan borrowings. The accompanying December 31, 2007, consolidated balance sheet includes preliminary allocations of the purchase price for all of the 2007 acquisitions based on their estimated fair values at the dates of acquisition and are subject to final adjustment.

4.	HURRICANES KATRINA AND RITA BUSINESS INTERRUPTION INSURANCE

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. At that time, the Company operated six dealerships in the New Orleans area, consisting of nine franchises. Two of the dealerships were located in the heavily flooded East Bank of New Orleans and nearby Metairie areas, while the other four are located on the West Bank of New Orleans, where flood-related damage was less severe. The East Bank stores suffered significant damage and loss of business and were closed, although the Company’s Dodge store in Metairie temporarily resumed limited operations from a satellite location. In June 2006, as a result, the Company terminated the East Bank franchise with DaimlerChrysler and ceased satellite operations, while the West Bank stores reopened approximately two weeks after the storm.

The Company maintains business interruption insurance coverage under which it filed claims, and received reimbursement, totaling $7.8 million, of which $1.4 million was recognized in 2005 and $6.4 million was recognized in 2006, after application of related deductibles, related to the effects of these two storms. The $6.4 million was reflected as a reduction of selling, general and administrative expense in the accompanying statements of operations. In addition to the business interruption recoveries noted above, the Company also incurred and was reimbursed for approximately $0.9 million of expenses related to the clean-up and reopening of its affected dealerships. The Company recognized $0.7 million of these proceeds during 2005 and $0.2 million during 2006.

5.	STOCK-BASED COMPENSATION PLANS

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Long Term Incentive Plan

In March 2007, the Company’s Board of Directors adopted an amendment and restatement of the 1996 Stock Incentive Plan to, among other things (i) rename the plan as the “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan,” (the “Incentive Plan”) (ii) increase the number of shares of common stock available for issuance under the plan from 5.5 million to 6.5 million shares and (iii) extend the duration of the plan from March 9, 2014, to March 8, 2017. The Incentive Plan reserves shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) at the fair value of each stock option as of the date of grant and, stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards at the market price at the date of grant to directors, officers and other employees of the Company and its subsidiaries. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding awards are exercisable over a period not to exceed ten years and vest over periods ranging from three to eight years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of December 31, 2008, there were 1,217,440 shares available under the 2007 Long Term Incentive Plan for future grants of these awards.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s outstanding stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise Price	Term	Value
				(In thousands)

Options outstanding, December 31, 2007	211,774	$28.33
Grants	—	—
Exercised	(7,000)	12.52
Forfeited	(35,230)	28.08

Options outstanding, December 31, 2008	169,544	$29.00	3.9	$1

Vested or expected to vest at December 31, 2008	172,200	$28.21	3.8	$1

Exercisable at December 30, 2008	159,104	$29.06	3.7	$1

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was less than $0.1 million, $0.7 million and $21.7 million, respectively.

Restricted Stock Awards

Beginning in 2005, the Company began granting directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Incentive Plan. In November 2006, the Company began to grant certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. Performance awards are considered outstanding at the date of grant, but are restricted from disposition based on time and the achievement of certain performance criteria established by the Company. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period.

A summary of these awards as of December 31, 2008, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2007	720,069	$37.40
Granted	735,874	11.71
Vested	(132,443)	42.98
Forfeited	(80,540)	36.20

Nonvested at December 31, 2008	1,242,960	21.67

The total fair value of shares vested during the years ended December 31, 2008 and 2007 was approximately $2.0 million for both periods and $1.6 million for the year ended December 31, 2006, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. As of December 31, 2008, there were 266,480 shares remaining in reserve for future issuance under the Purchase Plan. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. During the years ended December 31, 2008, 2007 and 2006, the Company issued 222,916, 148,675 and 119,915 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $4.73, $9.47 and $9.85 during the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

All Stock-Based Payment Arrangements

Total stock-based compensation cost was $6.5 million, $5.0 million and $5.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $1.7 million, $1.1 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $20.3 million of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 8.2 years.

Cash received from option exercises and Purchase Plan purchases was $3.5 million, $5.0 million and $23.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company incurred a reduction to additional paid in capital of $1.1 million for the year ended December 31, 2008 as the effect of tax deductions for options exercised and restricted stock vested was less than the associated book expense previously recognized. Comparatively, the actual tax benefit realized for the tax deductions from option exercises, vesting of restricted shares and Purchase Plan purchases totaled $0.2 million and $8.1 million for the years ended December 31, 2007 and 2006, respectively.

SFAS 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as a financing cash inflow. Consistent with the requirements of SFAS 123(R), the Company classified a $1.1 million reduction to additional paid in capital as a decrease in financing activities and a corresponding increase in operating activities in the consolidated statement of cash flows for the year ended December 31, 2008. Comparatively, the Company classified $0.2 million and $3.7 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the consolidated statement of cash flows for the years ended December 31, 2007 and 2006, respectively.

The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will use treasury shares if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the plan. There were no modifications to the Company’s stock-based compensation plans during the year ended December 31, 2008.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EMPLOYEE SAVINGS PLANS

The Company has a deferred compensation plan to provide select employees and members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (the “Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2008 and 2007 were $16.7 million and $19.0 million, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

The Company offers a 401(k) plan to all of its employees and, for the years ended December 31, 2008, 2007 and 2006, provided a matching contribution to those employees that participated. The matching contributions paid by the Company totaled $3.2 million, $3.9 million and $3.7 million, respectively. During the fourth quarter of 2008, the Company indefinitely suspended its matching contribution.

7.	EARNINGS PER SHARE

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income (loss) from:
Continuing operations, net of income taxes	$(29,490)	$69,084	$89,284
Discontinued operations, net of income taxes	(2,003)	(1,132)	(894)

Net Income (Loss)	$(31,493)	$67,952	$88,390

Weighted average basic shares outstanding	22,513	23,270	24,146
Dilutive effect of stock options, net of assumed repurchase of treasury stock	18	69	216
Dilutive effect of restricted stock, net of assumed repurchase of treasury stock	140	67	84

Weighted average diluted shares outstanding	22,671	23,406	24,446

Earnings (loss) per share from:
Basic:
Continuing operations, net of income taxes	$(1.31)	$2.97	$3.70
Discontinued operations, net of income taxes	(0.09)	(0.05)	(0.04)

Net Income (Loss)	$(1.40)	$2.92	$3.66

Diluted:
Continuing operations, net of income taxes	$(1.30)	$2.95	$3.65
Discontinued operations, net of income taxes	(0.09)	(0.05)	(0.03)

Net Income (Loss)	$(1.39)	$2.90	$3.62

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.6 million for the year ended December 31, 2008 and 0.1 million for the years ended December 31, 2007 and 2006, respectively.

As discussed in Note 15 below, the Company will be required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Convertible Notes and the warrants sold in connection with the Convertible Notes. Since the average price of the Company’s common stock for the year ended December 31, 2008, was less than $59.43, no net shares were issuable under the 2.25% Convertible Notes and the warrants.

8.	OPERATING LEASES

The Company leases various facilities and equipment under long-term operating lease agreements. The facility leases typically have a minimum term of fifteen years with options that extend the term up to an additional fifteen years.

Future minimum lease payments for non-cancellable operating leases as of December 31, 2008, are as follows (in thousands):

	Related	Third
Year Ended December 31,	Parties	Parties	Total

2009	$3,074	$50,059	$53,133
2010	3,029	49,000	52,029
2011	3,029	47,477	50,506
2012	3,029	46,302	49,331
2013	3,029	42,115	45,144
Thereafter	6,978	185,647	192,625

Total	$22,168	$420,600	$442,768

Total rent expense under all operating leases was approximately $52.3 million, $57.5 million and $60.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense on related party leases, which is included in the above total rent expense amounts, totaled approximately $3.0 million, $15.8 million and $14.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2008, the Company sold and leased back two facilities to unrelated third parties for an aggregate sales price of approximately $17.9 million. These transactions have been accounted for as sale-leasebacks and the future minimum rentals are included in the above table. The future minimum lease payments in aggregate for the two leases total approximately $21.0 million as of December 31, 2008. Both were determined to qualify for capital lease treatment. See Note 15 for further discussion.

During 2007, the Company sold and leased back two facilities to unrelated third parties for an aggregate sales price of approximately $20.2 million. These transactions have been accounted for as sale-leasebacks and the future minimum rentals are included in the above table. The future minimum lease payments in aggregate for the two leases total approximately $53.7 million as of December 31, 2008. Both were determined to qualify for capital lease treatment. See Note 15 for further discussion.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$(49,737)	$105,304	$140,711
Foreign	(1,069)	2,433	—

Total income (loss) before income taxes	$(50,806)	$107,737	$140,711

Federal and state income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Federal —
Current	$10,338	$19,585	$30,724
Deferred	(29,910)	15,866	18,531
State —
Current	547	1,537	1,689
Deferred	(1,961)	1,125	483
Foreign —
Current	—	332	—
Deferred	(330)	208	—

Provision (benefit) for income taxes	$(21,316)	$38,653	$51,427

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% in 2008, 2007 and 2006 to income before income taxes as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Provision at the statutory rate	$(17,408)	$36,856	$49,249
Increase (decrease) resulting from —
State income tax, net of benefit for federal deduction	(4,207)	2,255	3,023
Foreign income taxes	(330)	540	—
Employment credits	(273)	(329)	(1,194)
Changes in valuation allowances	530	(465)	(1,227)
Stock-based compensation	257	317	790
Other	115	(521)	786

Provision (benefit) for income taxes	$(21,316)	$38,653	$51,427

During 2008, the Company recorded a benefit of $21.3 million in respect of its loss from continuing operations, primarily due to the asset impairment charges recorded in 2008. Certain expenses for stock-based compensation recorded in 2008 in accordance with SFAS 123(R) were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also provided valuation allowances with respect to certain state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items occurring in 2007 discussed below, the effective tax rate for the period ended December 31, 2008 increased to 42.0%, as compared 35.9% for the period ended December 31, 2007.

During 2007, certain expenses for stock-based compensation recorded in accordance with SFAS 123(R) were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also received a benefit from certain tax deductible goodwill relating to dealership dispositions. As a result of these items, and the impact of the items occurring in 2006 discussed below, the effective tax rate for the period ended December 31, 2007 decreased to 35.9%, as compared 36.5% for the period ended December 31, 2006.

During 2006, certain expenses for stock-based compensation recorded in accordance with SFAS 123(R) were non-deductible for tax purposes. In addition, the Company adjusted its valuation allowances in respect of certain state net operating losses. As a result of these items, and the impact of the items occurring in 2006, the effective tax rate for 2006 increased to 36.5%.

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2008	2007
	(In thousands)

Convertible note hedge	$27,786	$39,050
Loss reserves and accruals	24,781	24,420
Goodwill and intangible franchise rights	(28,787)	(56,149)
Depreciation expense	(1,681)	(3,145)
State net operating loss (NOL) carryforwards	7,522	6,383
Reinsurance operations	150	(735)
Interest rate swaps	16,745	6,070
Other	(378)	180

Deferred tax asset	46,138	16,074
Valuation allowance on state NOL’s	(5,971)	(4,302)

Net deferred tax asset	$40,167	$11,772

As of December 31, 2008, the Company had state net operating loss carryforwards of $164.0 million that will expire between 2009 and 2028; however, as the Company expects that net income will not be sufficient to realize these net operating losses in certain state jurisdictions, a valuation allowance has been established.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets —
Current	$21,004	$19,660
Long-term	67,574	61,566
Deferred tax liabilities —
Current	(2,530)	(1,373)
Long-term	(45,881)	(68,081)

Net deferred tax asset	$40,167	$11,772

The long-term deferred tax liabilities of $45.9 million included $0.2 million related to long-term foreign deferred tax liabilities that are presented in long-term deferred income taxes. Net long-term domestic deferred tax assets of $22 million are included in other assets on the consolidated balance sheet as of December 31, 2008. The long-term deferred tax assets of $61.6 million include $0.3 million related to long-term foreign deferred tax assets that are presented in other assets on the consolidated balance sheet as of December 31, 2007. The Company believes it is more likely than not, that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income.

The Company acquired 6 franchises located at 3 dealerships in the U.K. in March 2007. The Company has not provided for U.S. deferred taxes on approximately $1.4 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries as the Company has taken the position under APB 23, that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

Effective January 1, 2007, the Company adopted FIN 48. No cumulative adjustment was required to effect the adoption of FIN 48.

The Company is subject to income tax in U.S. federal and numerous state jurisdictions. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2004.

A reconciliation of the Company’s unrecognized tax benefits in 2008 is as follows (amounts in thousands):

	2008	2007

Balance at January 1,	$592	$592
Additions for current year tax positions	—	—
Additions based on tax positions in prior years	—	—
Reductions for tax positions in prior years	—	—
Settlement with tax authorities	—	—
Reductions due to lapse of statutes of limitations	(592)	—

Balance at December 31,	$—	$592

The Company has no unrecognized tax benefits as of December 31, 2008.

Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor accrue any interest for the year ended December 31, 2008. During the year ended December 31, 2007, the Company recognized interest of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $52 thousand. The Company had approximately $82 thousand of interest accrued at December 31, 2007.

10.	ASSET IMPAIRMENTS

During 2008, the Company recorded the following impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	In the third quarter of 2008, the Company determined that the economic conditions and resulting impact on the automotive retail industry, as well as the uncertainty surrounding the going concern of the domestic automobile manufacturers, indicated the potential for an impairment of its goodwill and other indefinite-lived intangible assets. In response to the identification of such triggering events, the Company performed an interim impairment assessment of its recorded values of goodwill and intangible franchise rights. As a result of such assessment, the Company determined that the fair values of certain indefinite-lived intangible franchise rights were less than their respective carrying values and recorded a pretax charge of $37.1 million, primarily related to its domestic brand franchises.

•	Further, during the third quarter of 2008, the Company identified potential impairment indicators relative to certain of its real estate holdings, primarily associated with domestic franchise terminations, and other equipment, after giving consideration to the likelihood that certain facilities would not be sold or used by a prospective buyer as an automobile dealership operation given market conditions. As a result, the Company performed an impairment assessment of these long-lived assets and determined that the respective carrying values exceeded their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of value. Accordingly, the Company recognized an $11.1 million pretax asset impairment charge.

•	During the fourth quarter of 2008, the Company performed its annual assessment of impairments relative to its goodwill and other indefinite-lived intangible assets, utilizing our valuation model, which consists of a blend between the market and income approaches. As a result, the Company identified additional impairments of its recorded value of intangible franchise rights, primarily attributable to the continued weakening of the United States economy, higher risk premiums, the negative impact of the economic recession on the automotive retail industry and the growing uncertainty surrounding the three domestic automobile manufacturers, all of which worsened between the third and fourth quarter assessments. Specifically, with regards to the valuation assumptions utilized in the Company’s income approach, the Company increased weighted average cost of capital (or “WACC”) from the WACC utilized in its impairment assessment during the third quarter of 2008 and from historical levels. In addition, because of the negative selling trends experienced in the fourth quarter of 2008, the Company revised its 2009 industry sales outlook, or seasonally adjusted annual rate (or “SAAR”), down from its previous forecasts. The Company utilized historical data and previous recession trends to estimate the SAAR for 2010 and beyond. Further, with regards to the assumptions within its market approach, the Company utilized historical market multiples of guideline companies for both revenue and pretax net income. These multiples and the resulting product were adversely impacted by the declines in stock values during much of 2008, including the fourth quarter. The Company recognized a $114.8 million pretax impairment charge in the fourth quarter of 2008, predominantly related to franchises in its Western Region.

At December 31, 2008, 2007 and 2006, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test described above.

If any of the Company’s assumptions change, including in some cases insignificantly, or fails to materialize, the resulting decline in its estimated fair market value of goodwill and intangible franchise rights could result in a material impairment charge. For example, if the Company’s assumptions regarding the risk-free rate used in its estimated weighted average cost of capital as of December 31, 2008 increased by 100 basis points, and all other

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions remained constant, the resulting non-cash franchise rights impairment charge would have increased by $7.5 million. In addition, one of the Company’s reporting units would have failed the step one impairment test for goodwill. Further, an approximate 5% decrease in the forecasted SAAR for 2009 to all-time record low levels would have resulted in an additional non-cash franchise rights impairment charge of $7.7 million. And, again, one of the Company’s reporting units would have failed the step one impairment test for goodwill. If the Company had performed a step two test with regards to this reporting unit, the application of the second step would have result in the assignment of fair value to other assets and liabilities. As a result, the Company believes that the implied shortfall in the residual of the reporting unit would have been substantially, or completely, eliminated, resulting in an insignificant impairment charge. However, if in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value as a result of step one for any or all of its reporting units, the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

During 2007, the Company recorded the following impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	As required by SFAS 142, the Company performed an annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2007. As a result of this assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to six dealerships did not exceed their carrying values and impairment charges were required. Accordingly, the Company recorded $9.2 million of pretax impairment charges during the fourth quarter of 2007.

•	In accordance with SFAS 144, the Company reviews long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In connection with the Company’s sale of one of its dealership facilities, the Company recognized a $5.4 million pretax impairment charge, based upon the estimated fair market value as determined by a third-party appraisal. Further, primarily in connection with the disposal of several dealership franchises during 2007, the Company determined that the fair value of certain fixed assets was less than their carrying values and impairment charges were required. Accordingly, the Company recorded approximately $2.2 million of pretax impairment charges.

During 2006, the Company recorded the following two impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	As required by SFAS 142, the Company performed an annual review of the fair value of its goodwill and indefinite-lived intangible assets at December 31, 2006. As a result of this assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to two of its domestic franchises did not exceed their carrying values and impairment charges were required. Accordingly, the Company recorded $1.4 million of pretax impairment charges during the fourth quarter of 2006.

•	In accordance with SFAS 144, the Company reviews long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In connection with the then pending disposal of a dealership franchise, the Company determined that the fair value of certain of the fixed assets was less than their carrying values and impairment charges were required. Accordingly, the Company recorded $0.8 million of pretax impairment charges during the fourth quarter of 2006.

11.	DISCONTINUED OPERATIONS:

On June 30, 2008, the Company sold three dealerships, with a total of seven franchises, in Albuquerque, New Mexico (the “Disposed Dealerships”), constituting the Company’s entire dealership holdings in that market. The disposal transaction resulted in a pretax loss of $0.7 million. The Disposed Dealerships are presented in the Company’s accompanying financial statements as discontinued operations. Revenues, cost of sales, operating

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and income taxes attributable to the Disposed Dealerships have been aggregated to a single line in the Company’s Consolidated Statement of Operations for all periods presented, as follows:

	Twelve Months Ended December 31,
	2008	2007
	(In thousands)

Revenues	$49,192	$132,780
Loss on the sale of discontinued operations before income taxes	(3,481)	(1,714)
Income tax benefit	1,478	582

Net loss from discontinued operations	$(2,003)	$(1,132)

Assets and liabilities of the Disposed Dealerships have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheet for all periods presented, as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Current assets	$—	$28,515
Property, plant, and equipment, net	—	2,015
Other long term assets	—	1
Current liabilities	—	(27,317)
Other long term liabilities	—	(7,863)

Net liabilities of discontinued operations	$—	$(4,649)

The Company allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations.

12.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts and notes receivable consist of the following:

	December 31,
	2008	2007
	(In thousands)

Amounts due from manufacturers	$36,139	$42,749
Parts and service receivables	18,068	20,709
Finance and insurance receivables	12,293	16,076
Other	4,327	6,689

Total accounts and notes receivable	70,827	86,223
Less allowance for doubtful accounts	3,477	3,525

Accounts and notes receivable, net	$67,350	$82,698

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consist of the following:

	December 31,
	2008	2007
	(In thousands)

New vehicles	$683,014	$662,949
Used vehicles	65,216	115,935
Rental vehicles	47,803	46,898
Parts, accessories and other	49,911	52,386

Inventories	$845,944	$878,168

Property and equipment consist of the following:

	Estimated
	Useful Lives	December 31,
	in Years	2008	2007
		(In thousands)

Land	—	$181,460	$137,344
Buildings	30 to 40	226,166	168,763
Leasehold improvements	7 to 15	70,850	58,663
Machinery and equipment	7 to 20	56,083	57,079
Furniture and fixtures	3 to 10	57,643	60,978
Company vehicles	3 to 5	10,945	11,338
Construction in progress		17,871	30,558

Total		621,018	524,723
Less accumulated depreciation and amortization		106,127	97,500

Property and equipment, net		$514,891	$427,223

During 2008, the Company acquired $16.9 million of fixed assets associated with dealership acquisitions, including $11.7 million for land and $5.0 million for buildings. In addition to these acquisitions, the Company purchased $142.8 million of property and equipment, including $90.0 million for land and existing buildings.

During 2007, the Company acquired $84.1 million of fixed assets associated with dealership acquisitions, including $18.3 million for land and $56.7 million for buildings. In addition to these acquisitions, the Company purchased $146.7 million of property and equipment, including $76.3 million for land and existing buildings.

Depreciation and amortization expense totaled approximately $25.7 million, $20.4 million, and $17.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INTANGIBLE FRANCHISE RIGHTS AND GOODWILL

The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible
	Franchise Rights	Goodwill
	(In thousands)

Balance, December 31, 2006	$249,886	$426,439
Additions through acquisitions	59,810	61,509
Disposals	—	(591)
Impairments	(9,226)	—
Realization of tax benefits	—	(582)

Balance, December 31, 2007	300,470	486,775
Additions through acquisitions	6,836	15,807
Disposals	—	(765)
Impairments	(151,849)	—
Currency Translation	(860)	(1,450)
Realization of tax benefits	—	820

Balance, December 31, 2008	$154,597	$501,187

The increase in goodwill is primarily related to the goodwill associated with the acquisition of two dealership franchises located in Annapolis, Maryland. The increase in goodwill was partially offset by reductions primarily related to the impact from currency translation adjustments related to our dealerships located in the UK.

The decrease in our intangible franchise rights is primarily related to impairment charges incurred during the year 2008 reflecting the downturn in the markets and economy in which certain of our dealerships operate, increased risk premiums, as well as concern about the domestic manufacturers’ viability. This decrease was partially offset by an increase in intangible franchise rights primarily due to the acquisition discussed above. See Note 10 for further details regarding impairment charges incurred by the Company as of December 31, 2008 and 2007, respectively .

14.	CREDIT FACILITIES

Effective March 19, 2007, the Company entered into an amended and restated five-year revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million Real Estate Credit Facility (the “Mortgage Facility”) for financing of real estate expansion, as well as arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Floorplan notes payable — credit facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Credit Facility. Floorplan notes payable — manufacturer affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying balance sheet as current liabilities. The outstanding balances under these financing arrangements are as follows:

	December 31,
	2008	2007
	(In thousands)

Floorplan notes payable — credit facility
New vehicles	$624,139	$570,405
Used vehicles	56,196	69,686
Rental vehicles	13,357	8,378

Total	$693,692	$648,469

Floorplan notes payable — manufacturer affiliates
FMCC Facility	$88,656	$124,866
Other and rental vehicles	39,924	46,045

Total	$128,580	$170,911

Revolving Credit Facility

In March 2007, the Company amended its revolving credit facility to provide a total borrowing capacity of $1.35 billion which matures in March 2012. The Company can expand the facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing, which we refer to as the Floorplan Line, and $350.0 million for working capital, including acquisitions, which we refer to as the Acquisition Line. Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under the Acquisition Line can be redesignated to the Floorplan Line within the overall $1.35 billion commitment. As of December 31, 2008, the Company had redistributed $250.0 million of borrowing capacity from the Acquisition Line to the Floorplan Line. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line. The first $37.5 million of available funds carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.35% to 0.50% per annum, depending on the Company’s leverage ratio and 0.20% commitment fee on the unused portion of the facility.

As of December 31, 2008, after considering outstanding balances, the Company had $306.3 million of available floorplan capacity under the Floorplan Line. Included in the $306.3 million available balance under the Floorplan Line is $44.9 million of immediately available funds, resulting from payments made on our floorplan notes payable with excess cash. In addition, the weighted average interest rate on the Floorplan Line was 1.4% and 5.6% as of December 31, 2008 and 2007, respectively. The Company had $50.0 million and $135.0 million outstanding in Acquisition Line borrowings at December 31, 2008 and 2007, respectively. After considering the $50.0 million of borrowings outstanding and the $17.3 million of outstanding letters of credit, there was $106.0 million available as of December 31, 2008 under the Acquisition Line. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon a borrowing base calculation within the debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company. Effective January 17, 2008, the Company amended the Revolving Credit Facility to, among other things, increase the limit on both the senior secured leverage and total leverage ratios, as well as to add a borrowing base calculation that governs the amount of borrowings available under the Acquisition Line. As of December 31, 2008, the Company was in compliance with these covenants and was limited to a total of $84.1 million for dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances. Based upon its current operating and financial projections, the Company believes that it will remain compliant with such covenants in the future. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all vehicle inventory (excluding Ford, Lincoln and Mercury vehicle inventory) and proceeds from the disposition of dealership-owning subsidiaries.

Ford Motor Company Credit Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and matures on December 16, 2009. After considering the above outstanding balance, the Company had $211.3 million of available floorplan capacity under the FMCC Facility as of December 31, 2008. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. However, the Prime rate is defined to be a minimum of 4.0%. As of December 31, 2008 and 2007, the interest rate on the FMCC Facility was 5.50% and 8.33%, respectively, before considering the applicable incentives. After considering all incentives received during 2008, the total cost to the Company of borrowings under the FMCC Facility approximates what the cost would be under the floorplan portion of the Credit Facility.

Real Estate Credit Facility

On March 30, 2007, the Company entered into a five-year term real estate credit facility with Bank of America, N.A. (the “Mortgage Facility”), initially providing $75.0 million of financing for real estate expansion. In April 2007, the Company amended the Mortgage Facility expanding its maximum commitment to $235.0 million and syndicating the facility with nine financial institutions. The proceeds of the Mortgage Facility are used primarily for acquisitions of real property and vehicle dealerships. The facility matures in March 2012. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount. As of December 31, 2008, borrowings under the facility totaled $178.0 million, with $9.4 million recorded as a current maturity of long-term debt in the accompanying consolidated balance sheet. In January 2008, we purchased the real estate associated with four of our existing dealership operations, financing the majority of the transactions through Mortgage Facility borrowings of $43.3 million. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.

The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company which guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of December 31, 2008, available borrowings from the Mortgage Facility totaled $57.0 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. Effective January 16, 2008, the Company entered into an amendment to the Mortgage Facility to increase the senior secured leverage ratio. As of December 31, 2008, the Company was in compliance with all such covenants. Based upon its current operating and financial projections, the Company believes that it will remain compliant with such covenants in the future.

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

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts between 2009 and 2010. The weighted average interest rate charged as of December 31, 2008 and 2007, was 4.1% and 5.8%, respectively. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

As discussed more fully in Note 2, the Company receives interest assistance from certain automobile manufacturers. The assistance has ranged from approximately 50% to 103% of the Company’s floorplan interest expense over the past three years.

Interest Rate Risk Management Activities

The periodic interest rates of the Revolving Credit Facility and the Mortgage Facility are indexed to 1-month LIBOR rates plus an associated company credit risk rate. In order to stabilize exposure related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over the same terms as the Revolving Credit Facility and the Mortgage Facility.

The Company accounts for these derivatives under SFAS 133, which establishes accounting and reporting standards for derivative instruments. The Company reflects the current fair value of all derivatives on its consolidated balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of Accumulated other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense; however, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. Monthly contractual settlements of these swap positions are recognized as Floorplan interest expense in the Company’s accompanying consolidated statement of operations. All of the Company’s interest rate hedges are designated as cash flow hedges.

During 2008, the Company entered into two interest rate swaps with a total notional value of $75.0 million. One swap, with $50.0 million in notional value, effectively locks in a rate of approximately 3.7% and expires in August 2011 and the other with $25.0 million in notional value, effectively locks in a rate of approximately 3.1% and expires in March 2012. During 2007, we entered into eight interest rate swaps with a total notional value of $225.0 million. One swap with $50.0 million in notional value effectively locks in a rate of approximately 5.3%, and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining seven swaps with a notional value of $25.0 million each effectively lock in interest rates ranging from approximately 4.2% to 5.3%. All of the swaps entered in 2007 expire in the latter half of the year 2012. In January 2006, we entered into one interest rate swap with a notional value of $50.0 million which effectively fixes a rate of 4.7% and expires in December 2010.

Included in Accumulated Other Comprehensive Income (Loss) at December 31, 2008 and 2007 are unrealized losses, net of income taxes, related to hedges totaling $27.9 million and $10.1 million, respectively. The income statement impact from interest rate hedges was a $9.8 million increase, $1.1 million reduction and $0.5 million reduction in interest expense for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. Refer to Note 16 for a discussion around the fair value technique for the Company’s interest rate derivative instruments.

15.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2008	2007
	(In thousands)

2.25% Convertible Senior Notes due 2036	$220,609	$281,915
8.25% Senior Subordinated Notes due 2013	72,962	100,273
Acquisition line (see Note 14)	50,000	135,000
Mortgage Facility (see Note 14)	177,998	131,317
Capital leases and various notes payable, maturing in varying amounts through April 2023 with a weighted average interest rate of 3.3% and 1.4%, respectively	94,024	38,593

	$615,593	$687,098
Less current maturities	13,594	12,260

	$601,999	$674,838

2.25% Convertible Senior Notes

On June 26, 2006, the Company issued $287.5 million aggregate principal amount of 2.25% Notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933. The 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes are payable semiannually in arrears in cash on June 15th and December 15th of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.

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

In connection with the issuance of the 2.25% Notes, the Company purchased ten-year call options on its common stock (the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to purchase a total of approximately 4.8 million shares of its common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million, which was recorded as a reduction to additional paid-in capital in 2006, in accordance with SFAS 133, as amended, EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and EITF No. 01-6, “The Meaning of ’Indexed to a Company’s Own Stock’.” The cost of the Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2.25% Notes (ten years); therefore, the Company established a deferred tax asset, with a corresponding increase to additional paid-in capital in 2006.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the purchase of the Purchased Options, the Company sold warrants in separate transactions (the “Warrants”). These Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The Warrants are exercisable for a maximum of 4.8 million shares of the Company’s common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions, including the failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the warrants is 9.7 million shares. On exercise of the Warrants, the Company will settle the difference between the then market price and the strike price of the Warrants in shares of its Common Stock. The proceeds from the sale of the Warrants were $80.6 million, which were recorded as an increase to additional paid-in capital in 2006, in accordance with SFAS 133, EITF No. 00-19 and EITF No. 01-6.

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

For dilutive earnings per share calculations, we will be required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the Warrants. Since the average price of the Company’s common stock from the date of issuance through December 31, 2008, was less than $59.43, no net shares were issuable under the 2.25% Notes and the Warrants. Although the Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, such shares are excluded from our dilutive shares outstanding as the impact would be anti-dilutive.

On September 1, 2006, the Company registered the 2.25% Notes and the issuance by the Company of the maximum number of shares which may be issued upon the conversion of the 2.25% Notes (4.8 million common shares) on a Form S-3 Registration Statement filed with the Securities and Exchange Commission in accordance with The Securities Act of 1933.

During the fourth quarter of 2008, the Company began to repurchase a portion of its 2.25% Notes. A total of $63.0 million in 2.25% Notes was repurchased for $26.6 million in cash with a net gain of $35.7 million included in our 2008 consolidated income statement. Underwriters’ fees and debt issuance costs of $1.1 million were written off in conjunction with the repurchases during the fourth quarter. The unamortized cost of the related purchased options acquired at the time the repurchased convertible notes were issued, $21.3 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the Company’s tax gain. Accordingly, the Company recorded a proportionate reduction in its deferred tax assets.

8.25% Senior Subordinated Notes

During August 2003, the Company issued 8.25% senior subordinated notes due 2013 (the “8.25% Notes”) with a face amount of $150.0 million. The 8.25% Notes pay interest semi-annually on February 15 and August 15 each year, beginning February 15, 2004. Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The 8.25% Notes have the following redemption provisions:

•	The Company was allowed to, prior to August 15, 2008, redeem all or a portion of the 8.25% Notes at a redemption price equal to the principal amount plus a make-whole premium plus accrued interest.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company may, during the twelve-month periods beginning August 15, 2008, 2009, 2010 and 2011, and thereafter, redeem all or a portion of the 8.25% Notes at redemption prices of 104.125%, 102.750%, 101.375% and 100.000%, respectively, of the principal amount plus accrued interest.

Group 1 Automotive, Inc. (the parent company) has no independent assets or operations and the 8.25% Notes are jointly, severally, fully, and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company, other than certain foreign subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are wholly-owned subsidiaries of the Company (see Note 18). Additionally, the 8.25% Notes are subject to various financial and other covenants, including restrictions on paying cash dividends and repurchasing shares of its common stock, which must be maintained by the Company. As of December 31, 2008, the Company was in compliance with these covenants.

At the time of the issuance of the 8.25% Notes, the Company incurred certain costs, which are included as deferred financing costs in Other Assets on the accompanying consolidated balance sheets. Unamortized deferred financing costs at December 31, 2008 and 2007, totaled $0.2 million and $0.4 million, respectively. The 8.25% Notes are presented net of unamortized discount of $1.6 million and $2.6 million as of December 31, 2008 and 2007, respectively.

During 2008, the Company repurchased approximately $28.3 million par value of the 8.25% Notes and realized a net gain on redemption of approximately $0.9 million.

Real Estate Notes

In March 2008, the Company executed a series of four note agreements with a third-party financial institution for an aggregate principal of $18.6 million (the “March 2008 Real Estate Notes”), of which one matures in May 2010, and the remaining three mature in June 2010. The March 2008 Real Estate Notes pay interest monthly at various rates ranging from approximately 5.2% to 7.0%. The proceeds from the March 2008 Real Estate Notes were utilized to facilitate the acquisition of a dealership-related building and the associated land. The cumulative outstanding balance of these notes totaled $18.1 million as of December 31, 2008.

In June 2008, the Company executed a bridge loan agreement with a third-party financial institution for an aggregate principal of approximately $15.0 million (the “June 2008 Real Estate Note”) that was scheduled to mature in September 2008. The June 2008 Real Estate Note accrued interest monthly at an annual rate equal to LIBOR plus 1.5%. The proceeds from the June 2008 Real Estate Note were utilized to facilitate the acquisition of a dealership-related building and the associated land. In July 2008, the Company renegotiated the terms of the June 2008 Real Estate Note to extend the maturity date to July 2010 and amend the annual interest rate to LIBOR plus 1.65%. The outstanding balance of this note as of December 31, 2008 was $14.5 million.

In October 2008, the Company executed a note agreement with a third-party financial institution for an aggregate principal of £10.0 million (the “Foreign Note”), which is secured by the Company’s foreign subsidiary properties. The Foreign Note is to be repaid in monthly installments beginning in March 2010 and matures in August 2018. Interest is payable on the outstanding balance at an annual rate of 1.0% plus the higher of the three-month Sterling BBA LIBOR rate or 3.0% per year.

Capital Leases

During 2008, the Company sold and leased back the property and building related to one of its dealership facilities under a long-term lease arrangement with a third-party. In addition, the Company also sold and leased back property and buildings related to one of its dealership facilities under a long-term lease to a party that was formerly related to the Company, based upon contractual commitments entered into when the parties were related. These leases have been accounted for as capital leases, resulting in the recognition of $14.7 million of capital lease assets and obligations, which are included in Property and Equipment and Capital Lease Obligations Related to Real Estate, respectively, in the Company’s Consolidated Balance Sheets. The outstanding balance of these capital leases as of December 31, 2008 was $14.2 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All Long-Term Debt

Total interest expense on the 2.25% Notes and the 8.25% Notes for the years ended December 31, 2008, 2007 and 2006 was approximately $13.4 million, $16.9 million and $15.3 million, excluding amortization cost of $1.0 million, $1.1 million and $0.9 million, respectively.

Total interest expense on the Mortgage Facility and Acquisition Line for the years ended December 31, 2008, 2007 and 2006, was approximately $10.2 million, $6.3 million and $1.0 million, excluding amortization cost of $0.6 million, $0.4 million and $0.2 million, respectively.

Total interest incurred on various other notes payable, which were included in long-term debt on the accompanying balance sheets, was approximately $1.1 million, of which $0.7 million and $0.4 million related to our March 2008 and June 2008 Real Estate Notes for the year ended December 31, 2008. In addition, the Company incurred $3.7 million, $1.8 million and $1.2 million of total interest expense related to capital leases and other various notes payable for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company capitalized approximately $1.0 million, $2.0 million, and $0.7 million of interest on construction projects in 2008, 2007 and 2006, respectively.

The aggregate annual maturities of long-term debt for the next five years are as follows (in thousands):

2009	$13,594
2010	43,969
2011	13,676
2012	204,199
2013	77,384
Thereafter	262,771

16.	FAIR VALUE MEASUREMENTS

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

Marketable Securities and Debt Instruments

The Company accounts for its investments in marketable securities and debt instruments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments (as amended),” which established standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. Accordingly, the Company designates these investments as available-for-

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale, measures them at fair value and classifies them as either Cash and cash equivalents or Other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions.

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

Interest Rate Derivative Instruments

As described in Note 14 to the Consolidated Financial Statements, the Company utilizes an interest rate hedging strategy in order to stabilize earnings exposure related to fluctuations in interest rates. The Company measures its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the SFAS 157 hierarchy framework.

The fair value of our short-term investments, debt securities and interest rate derivative instruments as of December 31, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Short-term investments	$3,790	$—	$—	$3,790
Debt securities	—	6,139	—	6,139

Total	$3,790	$6,139	$—	$9,929

Liabilities
Interest rate derivative financial instruments	$—	$(44,655)	$—	$(44,655)

17.	COMMITMENTS AND CONTINGENCIES

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

Through relationships with insurance companies, our dealerships sold credit insurance policies to our vehicle customers and received payments for these services. Recently, allegations have been made against insurance companies with which we do business that they did not have adequate monitoring processes in place and, as a result, failed to remit to credit insurance policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of our dealerships have received notice from insurance companies advising us that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. To date, the Company has paid out $1.5 million in the aggregate to settle its contractual obligations with the insurance companies. The commissions received on the sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with SFAS No. 60. As such, a portion of this pay-out was offset against deferred revenue, while the remainder was recognized as a finance and insurance chargeback expense in 2008 and 2007. The Company believes that it has meritorious defenses that it will pursue for a portion of these chargebacks, but anticipates paying some additional amount of claims or probable settlements in the future. However, the exact amounts cannot be determined with any certainty at this time.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $31.4 million at December 31, 2008. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

18.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables include condensed consolidating financial information as of December 31, 2008 and 2007, and for the years then ended for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,144	$—	$—	$22,598	$546
Accounts and other receivables receivables, net	170,184	—	—	167,975	2,209
Inventories	845,944	—	—	835,447	10,497
Assets related to discontinued operations	—	—	—	—	—
Deferred and other current assets	57,352	—	—	44,100	13,252

Total current assets	1,096,624	—	—	1,070,120	26,504
PROPERTY AND EQUIPMENT, net	514,891	—	—	494,616	20,275
GOODWILL AND OTHER INTANGIBLES	655,784	—	—	649,520	6,264
INVESTMENT IN SUBSIDIARIES	—	(891,795)	891,795	—	—
OTHER ASSETS	42,786	—	2,844	25,922	14,020

Total assets	$2,310,085	$(891,795)	$894,639	$2,240,178	$67,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$693,692	$—	$—	$693,692	$—
Floorplan notes payable — manufacturer affiliates	128,580	—	—	123,094	5,486
Current maturities of long-term debt	13,594	—	—	13,445	149
Accounts payable	74,235	—	—	65,864	8,371
Intercompany accounts payable	—	—	235,177	(220,849)	(14,328)
Liabilities related to discontinued operations	—	—	—	—	—
Accrued expenses	94,395	—	—	92,704	1,691

Total current liabilities	1,004,496	—	235,177	767,950	1,369
LONG TERM DEBT, net of current maturities	601,999	—	—	587,480	14,519
LIABILITIES FROM INTEREST RISK MANAGEMENT ACTIVITIES	44,655	—	—	44,655	—
DEFERRED AND OTHER LIABILITIES	27,362	—	—	25,563	1,799

Total liabilities before deferred revenues	1,678,512	—	235,177	1,425,648	17,687
DEFERRED REVENUES	10,220	—	—	1,514	8,706
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	621,353	(891,795)	659,462	813,016	40,670

Total liabilities and stockholders’ equity	$2,310,085	$(891,795)	$894,639	$2,240,178	$67,063

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET — (Continued)
December 31, 2007

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc	Subsidiaries	Subsidiaries
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,248	$—	$—	$33,633	$615
Accounts and other receivables, net	272,098	—	—	266,844	5,254
Inventories	878,168	—	—	859,396	18,772
Assets related to discontinued operations	30,531	—	—	30,531	—
Deferred and other current assets	47,938	—	—	34,984	12,954

Total current assets	1,262,983	—	—	1,225,388	37,595
PROPERTY AND EQUIPMENT, net	427,223	—	—	399,148	28,075
GOODWILL AND OTHER INTANGIBLES	787,245	—	—	778,793	8,452
INVESTMENT IN SUBSIDIARIES	—	(781,792)	781,792	—	—
OTHER ASSETS	28,730	—	2,884	4,854	20,992

Total assets	$2,506,181	$(781,792)	$784,676	$2,408,183	$95,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$648,469	$—	$—	$648,469	$—
Floorplan notes payable — manufacturer affiliates	170,911	—	—	162,219	8,692
Current maturities of long-term debt	12,260	—	—	8,000	4,260
Accounts payable	111,458	—	—	98,962	12,496
Intercompany accounts payable	—	—	100,195	(100,195)	—
Liabilities related to discontinued operations	35,180	—	—	35,180	—
Accrued expenses	100,000	—	—	98,746	1,254

Total current liabilities	1,078,278	—	100,195	951,381	26,702
LONG TERM DEBT, net of current maturities	674,838	—	—	674,567	271
LIABILITIES FROM INTEREST RISK MANAGEMENT ACTIVITIES	16,188	—	—	16,188	—
OTHER LIABILITIES	35,865	—	—	33,966	1,899

Total liabilities before deferred revenues	1,805,169	—	100,195	1,676,102	28,872
DEFERRED REVENUES	16,531	—	—	2,098	14,433
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	684,481	(781,792)	684,481	729,983	51,809

Total liabilities and stockholders’ equity	$2,506,181	$(781,792)	$784,676	$2,408,183	$95,114

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2008

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenue	$5,654,087	$—	$—	$5,490,885	$163,202
Cost of Sales	4,738,426	—	—	4,596,663	141,763

Gross profit	915,661	—	—	894,222	21,439
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	739,430	—	3,037	718,076	18,317
DEPRECIATION AND AMORTIZATION EXPENSE	25,652	—	—	24,313	1,339
ASSET IMPAIRMENTS	163,023	—	—	162,525	498

INCOME (LOSS) FROM OPERATIONS	(12,444)	—	(3,037)	(10,692)	1,285
OTHER INCOME (EXPENSE) Floorplan interest expense	(46,377)	—	—	(45,283)	(1,094)
Other interest expense, net	(28,916)	—	—	(28,607)	(309)
Gain (Loss) on redemption of senior subordinated and convertible notes	36,629	—	—	36,629	—
Other income (expense), net	302	—	—	305	(3)
Equity in earnings of subsidiaries	—	28,456	(28,456)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(50,806)	28,456	(31,493)	(47,648)	(121)
PROVISION (BENEFIT) FOR INCOME TAXES	(21,316)	—	—	(21,318)	2

INCOME (LOSS) FROM CONTINUING OPERATIONS	(29,490)	28,456	(31,493)	(26,330)	(123)
LOSS RELATED TO DISCONTINUED OPERATIONS	(2,003)	—	—	(2,003)	—

NET INCOME (LOSS)	$(31,493)	$28,456	$(31,493)	$(28,333)	$(123)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — (Continued)
Year Ended December 31, 2007

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenue	$6,260,217	$—	$—	$6,086,118	$174,099
Cost of Sales	5,285,750	—	—	5,134,653	151,097

Gross profit	974,467	—	—	951,465	23,002
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	758,877	—	1,253	740,365	17,259
DEPRECIATION AND AMORTIZATION EXPENSE	20,438	—	—	19,089	1,349
ASSET IMPAIRMENTS	16,784	—	—	16,784	—

INCOME (LOSS) FROM OPERATIONS	178,368	—	(1,253)	175,227	4,394
OTHER INCOME (EXPENSE) Floorplan interest expense	(46,822)	—	—	(46,007)	(815)
Other interest expense, net	(22,771)	—	—	(22,391)	(380)
Gain (Loss) on redemption of senior subordinated and convertible notes	(1,598)	—	—	(1,598)	—
Other income (expense), net	560	—	—	531	29
Equity in earnings of subsidiaries	—	(69,205)	69,205	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	107,737	(69,205)	67,952	105,762	3,228
PROVISION FOR INCOME TAXES	38,653	—	—	37,570	1,083

INCOME (LOSS) FROM CONTINUING OPERATIONS	69,084	(69,205)	67,952	68,192	2,145
LOSS RELATED TO DISCONTINUED OPERATIONS	(1,132)	—	—	(1,132)	—

NET INCOME (LOSS)	$67,952	$(69,205)	$67,952	$67,060	$2,145

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008

				Non-
	Total	Group 1	Guarantor	Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$183,746	$(3,037)	$195,462	$(8,679)

Net cash provided by (used in) operating activities, from discontinued operations	(13,373)	—	(13,373)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(142,834)	—	(141,621)	(1,213)
Cash paid in acquisitions, net of cash received	(48,602)	—	(48,602)	—
Proceeds from sales of franchises, property and equipment	25,234	—	23,897	1,337
Other	1,490	—	224	1,266

Net cash used in investing activities, from continuing operations	(164,712)	—	(166,102)	1,390

Net cash provided by investing activities, from discontinued operations	23,051	—	23,051	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	5,118,757	—	5,118,757	—
Repayments on credit facility — Floorplan Line	(5,074,782)	—	(5,074,782)	—
Repayments on credit facility — Acquisition Line	(245,000)	—	(245,000)	—
Borrowings on credit facility — Acquisition Line	160,000	—	160,000	—
Borrowings on mortgage facility	54,625	—	54,625	—
Repurchase of senior subordinated notes	(52,761)	—	(52,761)	—
Borrowings of long-term debt related to real estate purchases	50,171	—	33,627	16,544
Dividends paid	(10,955)	(10,955)	—	—
Principal payments on mortgage facility	(7,944)	—	(7,944)	—
Principal payments of long-term debt	(7,449)	—	(3,167)	(4,282)
Proceeds from issuance of common stock to benefit plans	3,201	3,201	—	—
Borrowings on other facilities for acquisitions	1,490	—	1,490	—
Excess tax benefits from stock-based compensation	(1,099)	—	(1,099)	—
Repurchases of common stock, amounts based on settlement date	(776)	(776)	—	—
Debt issue costs	(365)	—	(365)	—
Borrowings (repayments) with subsidiaries	—	178,575	(178,575)	—
Investment In subsidiaries	—	(176,496)	175,687	809
Distributions to parent	—	9,488	(9,463)	(25)

Net cash provided by (used in) financing activities, from continuing operations	(12,887)	3,037	(28,970)	13,046

Net cash used in financing activities, from discontinued operations	(21,103)	—	(21,103)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,826)	—	—	(5,826)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,104)	—	(11,035)	(69)
CASH AND CASH EQUIVALENTS, beginning of period	34,248	—	33,633	615

CASH AND CASH EQUIVALENTS, end of period	$23,144	$—	$22,598	$546

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)
Year Ended December 31, 2007

				Non-
	Total	Group 1	Guarantor	Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$10,997	$(1,253)	$(465)	$12,715

Net cash provided by (used in) operating activities, from discontinued operations	$(3,431)	$—	$(3,431)	$—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(146,498)	—	(146,323)	(175)
Cash paid in acquisitions, net of cash received	(281,834)	—	(232,417)	(49,417)
Proceeds from sales of franchises, property and equipment	32,708	—	32,708	—
Other	2,658	—	2,800	(142)

Net cash used in investing activities, from continuing operations	(392,966)	—	(343,232)	(49,734)

Net cash used in investing activities, from discontinued operations	(199)	—	(199)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	5,493,645	—	5,493,645	—
Repayments on credit facility — Floorplan Line	(5,268,183)	—	(5,268,183)	—
Borrowings on credit facility — Acquisition Line	170,000	—	170,000	—
Borrowings of long-term debt related to real estate purchases	133,684	—	133,684	—
Repurchases of common stock, amounts based on settlement date	(63,039)	(63,039)	—	—
Repurchase of senior subordinated notes	(36,865)	—	(36,865)	—
Repayments on credit facility — Acquisition Line	(35,000)	—	(35,000)	—
Dividends paid	(13,284)	(13,284)	—	—
Proceeds from issuance of common stock to benefit plans	5,038	5,038	—	—
Principal payments of long-term debt	(4,228)	—	(3,556)	(672)
Debt issue costs	(3,630)	—	(3,630)	—
Repayments on other facilities for divestitures	(2,498)	—	(2,498)	—
Excess tax benefits from stock-based compensation	150	—	150	—
Borrowings (repayments) with subsidiaries	—	57,518	(57,518)	—
Investment In subsidiaries	—	(82,616)	41,832	40,784
Distributions to parent	—	97,636	(94,836)	(2,800)

Net cash provided by (used in) financing activities, from continuing operations	375,790	1,253	337,225	37,312

Net cash provided by financing activities, from discontinued operations	4,750	—	4,750	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33)	—	—	(33)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,092)	—	(5,352)	260
CASH AND CASH EQUIVALENTS, beginning of period	39,340	—	38,985	355

CASH AND CASH EQUIVALENTS, end of period	$34,248	$—	$33,633	$615

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
Year Ended December 31,	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)

2008
Total revenues	$1,503,263	$1,583,115	$1,433,974	$1,133,735	$5,654,087
Gross profit	247,579	251,411	229,619	187,052	915,661
Net income (loss)	16,376	17,216	(20,571)	(44,514)	(31,493)
Basic earnings (loss) per share	0.73	0.76	(0.91)	(1.97)	(1.40)
Diluted earnings (loss) per share	0.73	0.76	(0.91)	(1.96)	(1.39)
2007
Total revenues	$1,488,401	$1,646,277	$1,625,405	$1,500,134	$6,260,217
Gross profit	241,145	252,177	251,292	229,853	974,467
Net income (loss)	17,447	24,216	20,816	5,473	67,952
Basic earnings (loss) per share	0.73	1.02	0.90	0.24	2.92
Diluted earnings (loss) per share	0.72	1.01	0.90	0.24	2.90

During the third quarter of 2008, the Company incurred charges of $37.1 million related to the impairment of certain intangible franchise rights, and $11.1 million related to the impairment of certain fixed assets. Also, during the fourth quarter of 2008, the Company incurred charges of $114.8 million related to the impairment of certain intangible franchise rights. See Note 10.

During the fourth quarter of 2007, the Company incurred charges of $9.2 million related to the impairment of certain intangible franchise rights, and $7.6 million related to the impairment of certain fixed assets and disposal of certain dealership franchises. See Note 10 for further details regarding the Company’s impairment charges.

20.	RELATED PARTY TRANSACTION

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

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)

Exhibit
Number		Description

4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.14	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1	—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)
10.2	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.3	—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007
10.4	—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10.5	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.6	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.7	—	Amendment No. 4 to Credit Agreement dated as of September 10, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.8	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.9	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.10	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.11	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit
Number			Description

10.12		—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13		—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.14		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.16		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.17		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.18		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.19		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10	.20*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.21*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.22 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
10	.22*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2008 (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10	.23*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009
10	.24*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.25*†	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008
10	.26*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)
10	.27*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.28*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.29*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.30*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

Exhibit
Number			Description

10	.31*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.32*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.33*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.34*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.35*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.36*	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.37*	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.40 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.38*	—	Employment Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.39*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.40*	—	First Amendment to the Employment Agreement dated effective as of June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.43 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.41*	—	Employment Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.42*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.43*	—	First Amendment to the Employment Agreement dated effective as of December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.46 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.44*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated December 31, 2006, between Group 1 Automotive, Inc. and Randy L. Callison (Incorporated by reference to Exhibit 10.47 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.45*	—	First Amendment to the Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated effective as of December 31, 2006 between Group 1 Automotive, Inc. and Randy L. Callison, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.46*†	—	Letter Agreement by and between the Company and Randy L. Callison, effective December 31, 2008

Exhibit
Number			Description

10	.47*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 12 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
14	.1†	—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc. dated November 6, 2006
21	.1†	—	Group 1 Automotive, Inc. 2008 Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith