Form 10-K/A
period 2008-12-31
GROUP 1 AUTOMOTIVE INC
filed 2009-03-13
CIK 1031203

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

EXPLANATORY NOTE

Group 1 Automotive, Inc. (referred to as the “Company or Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend Item 9A and Item 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on February 25, 2009 (the “Original Annual Report”). The Company is filing Amendment No. 1 for the sole purpose of correcting a clerical error in the Original Annual Report. The Company inadvertently omitted the electronic signature of Ernst & Young LLP from the Report of Independent Registered Public Accounting Firm, included in Item 9A and from the Report of Independent Registered Public Accounting Firm included in Item 15 in the Original Annual Report.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is also filing as exhibits to Amendment No. 1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, Amendment No. 1 neither alters the Original Annual Report nor updates the Original Annual Report to reflect events or developments since February 25, 2009.

PART II
Item 9A. Controls and Procedures

PART IV
Item 15.	Exhibits, Financial Statement Schedules
SIGNATURES
Index to Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
February 24, 2009

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

(3) Index to Exhibits

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)

Exhibit
Number		Description

4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.14	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1	—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)
10.2	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)

Exhibit
Number		Description

10.3	—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007
10.4	—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10.5	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.6	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.7	—	Amendment No. 4 to Credit Agreement dated as of September 10, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.8	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.9	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.10	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.11	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12	—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13	—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.14	—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15	—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.16	—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.17	—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.18	—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)

Exhibit
Number			Description

10.19		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10	.20*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.21*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.22 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
10	.22*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2008 (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10	.23*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009
10	.24*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.25*†	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008
10	.26*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)
10	.27*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.28*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.29*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.30*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.31*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.32*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.33*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.34*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.35*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.36*	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.37*	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.40 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)

Exhibit
Number			Description

10	.38*	—	Employment Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.39*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.40*	—	First Amendment to the Employment Agreement dated effective as of June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.43 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.41*	—	Employment Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.42*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.43*	—	First Amendment to the Employment Agreement dated effective as of December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.46 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.44*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated December 31, 2006, between Group 1 Automotive, Inc. and Randy L. Callison (Incorporated by reference to Exhibit 10.47 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.45*	—	First Amendment to the Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated effective as of December 31, 2006 between Group 1 Automotive, Inc. and Randy L. Callison, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.46*†	—	Letter Agreement by and between the Company and Randy L. Callison, effective December 31, 2008
10	.47*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 12 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
14	.1†	—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc. dated November 6, 2006
21	.1†	—	Group 1 Automotive, Inc. 2008 Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed as an exhibit to Group 1 Automotive, Inc.’s Original Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2008, as filed with the SEC on February 25, 2009.

*	Management contract or compensatory plan or arrangement

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2009.

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

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)

Exhibit
Number		Description

4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.14	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1	—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)
10.2	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.3	—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007
10.4	—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10.5	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.6	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.7	—	Amendment No. 4 to Credit Agreement dated as of September 10, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.8	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.9	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.10	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.11	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit
Number			Description

10.12		—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13		—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.14		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.16		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.17		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.18		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.19		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10	.20*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.21*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.22 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
10	.22*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2008 (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10	.23*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009
10	.24*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.25*†	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008
10	.26*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)
10	.27*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.28*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.29*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.30*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

Exhibit
Number			Description

10	.31*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.32*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.33*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.34*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.35*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.36*	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.37*	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.40 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.38*	—	Employment Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.39*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.40*	—	First Amendment to the Employment Agreement dated effective as of June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.43 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.41*	—	Employment Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.42*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.43*	—	First Amendment to the Employment Agreement dated effective as of December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.46 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.44*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated December 31, 2006, between Group 1 Automotive, Inc. and Randy L. Callison (Incorporated by reference to Exhibit 10.47 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.45*	—	First Amendment to the Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated effective as of December 31, 2006 between Group 1 Automotive, Inc. and Randy L. Callison, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.46*†	—	Letter Agreement by and between the Company and Randy L. Callison, effective December 31, 2008

Exhibit
Number			Description

10	.47*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 12 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
14	.1†	—	Code of Ethics for Specified Officers of Group 1 Automotive, Inc. dated November 6, 2006
21	.1†	—	Group 1 Automotive, Inc. 2008 Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed as an exhibit to Group 1 Automotive, Inc.’s Original Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2008, as filed with the SEC on February 25, 2009.

*	Management contract or compensatory plan or arrangement

**	Furnished herewith