Form 10-Q
period 2009-03-31
GROUP 1 AUTOMOTIVE INC
filed 2009-05-08
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(713) 647-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Charter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 7, 2009, the registrant had 24,064,982 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
		(As adjusted)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,610	$23,144
Contracts-in-transit and vehicle receivables, net	85,909	102,834
Accounts and notes receivable, net	55,522	67,350
Inventories	638,358	845,944
Deferred income taxes	17,321	18,474
Prepaid expenses and other current assets	33,044	38,878

Total current assets	851,764	1,096,624

PROPERTY AND EQUIPMENT, net	501,501	514,891
GOODWILL	500,306	501,187
INTANGIBLE FRANCHISE RIGHTS	154,564	154,597
OTHER ASSETS	19,996	20,815

Total assets	$2,028,131	$2,288,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$478,613	$693,692
Floorplan notes payable — manufacturer affiliates	103,196	128,580
Current maturities of long-term debt	13,039	13,594
Accounts payable	71,752	74,235
Accrued expenses	86,012	94,395

Total current liabilities	752,612	1,004,496

LONG-TERM DEBT, net of current maturities	514,050	536,723
DEFERRED INCOME TAXES	7,021	2,768
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	46,658	44,655
OTHER LIABILITIES	27,486	27,135

Total liabilities before deferred revenues	1,347,827	1,615,777

DEFERRED REVENUES	8,979	10,220
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,102 and 26,052 issued, respectively	261	261
Additional paid-in capital	349,427	351,405
Retained earnings	445,462	437,087
Accumulated other comprehensive loss	(39,728)	(38,109)
Treasury stock, at cost; 2,024 and 2,106 shares, respectively	(84,097)	(88,527)

Total stockholders’ equity	671,325	662,117

Total liabilities and stockholders’ equity	$2,028,131	$2,288,114

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As adjusted)

REVENUES:
New vehicle retail sales	$547,292	$888,781
Used vehicle retail sales	224,859	303,995
Used vehicle wholesale sales	34,736	67,227
Parts and service sales	180,865	190,835
Finance, insurance and other, net	32,065	52,424

Total revenues	1,019,817	1,503,262
COST OF SALES:
New vehicle retail sales	517,818	831,638
Used vehicle retail sales	200,253	270,412
Used vehicle wholesale sales	33,792	67,168
Parts and service sales	85,300	86,466

Total cost of sales	837,163	1,255,684

GROSS PROFIT	182,654	247,578
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	153,234	195,062
DEPRECIATION AND AMORTIZATION EXPENSE	6,508	5,817

INCOME FROM OPERATIONS	22,912	46,699
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(8,962)	(12,008)
Other interest expense, net	(6,963)	(9,763)
Gain on redemption of long-term debt	7,381	409
Other income, net	3	350

INCOME BEFORE INCOME TAXES	14,371	25,687
PROVISION FOR INCOME TAXES	(5,996)	(9,782)

INCOME FROM CONTINUING OPERATIONS	$8,375	$15,905
DISCONTINUED OPERATIONS:
Loss related to discontinued operations	—	(1,114)
Income tax benefit related to losses on discontinued operations	—	387

Loss from discontinued operations	—	(727)

NET INCOME	$8,375	$15,178

BASIC EARNINGS (LOSS) PER SHARE:
Earnings per share from continuing operations	$0.37	$0.71
Loss per share from discontinued operations	—	(0.03)

Earnings per share	$0.37	$0.68

Weighted average common shares outstanding	22,704	22,409
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings per share from continuing operations	$0.37	$0.71
Loss per share from discontinued operations	—	(0.04)

Earnings per share	$0.37	$0.67

Weighted average common shares outstanding	22,923	22,548
CASH DIVIDENDS PER COMMON SHARE	$—	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As adjusted)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,375	$15,178
Net loss from discontinued operations	—	727
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on repurchase of long-term debt	(7,381)	(409)
Depreciation and amortization	6,508	5,817
Deferred income taxes	6,138	3,010
Stock based compensation	2,237	1,677
Amortization of debt discount and issue costs	1,971	2,602
Tax effect from stock-based compensation	384	(30)
Other	(649)	327
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	16,910	37,415
Inventories	202,026	(85,189)
Floorplan notes payable — manufacturer affiliates	(25,285)	(14,829)
Accounts payable and accrued expenses	(10,715)	814
Accounts and notes receivable	12,655	1,670
Deferred revenues	(1,241)	(1,411)
Prepaid expenses and other assets	5,569	11,752

Net cash provided by (used in) operating activities, from continuing operations	217,502	(20,879)

Net cash used in operating activities, from discontinued operations	—	(1,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	13,740	11,101
Purchases of property and equipment	(6,980)	(84,229)
Proceeds from sales of franchises	5,545	—
Cash paid in acquisitions, net of cash received	—	(428)
Other	798	416

Net cash provided by (used in) investing activities, from continuing operations	13,103	(73,140)

Net cash used in investing activities, from discontinued operations	—	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facility — Floorplan Line	(670,153)	(1,460,189)
Borrowings on credit facility — Floorplan Line	455,074	1,566,804
Borrowings on credit facility — Acquisition Line	60,000	—
Repayments on credit facility — Acquisition Line	(50,000)	(70,000)
Repurchases of long-term debt	(13,481)	(17,762)
Principal payments of long-term debt	(1,050)	(397)
Principal payments on mortgage facility	(12,723)	(1,564)
Borrowings on mortgage facility	—	47,776
Proceeds from issuance of common stock to benefit plans	648	1,068
Tax effect from stock-based compensation	(384)	30
Debt issue costs	135	(365)
Borrowings of long-term debt related to real estate purchases	—	18,600
Dividends paid	—	(3,252)

Net cash provided by (used in) financing activities, from continuing operations	(231,934)	80,749

Net cash provided by financing activities, from discontinued operations	—	1,919

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(205)	(45)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,534)	(13,188)
CASH AND CASH EQUIVALENTS, beginning of period	23,144	34,248

CASH AND CASH EQUIVALENTS, end of period	$21,610	$21,060

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, In thousands)

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	on Interest	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total

BALANCE, December 31, 2008 (As adjusted)	26,052	$261	$351,405	$437,087	$(27,909)	$(285)	$(9,915)	$(88,527)	$662,117
Comprehensive income:
Net Income	—	—	—	8,375	—	—	—	—	8,375
Interest rate swap adjustment, net of tax provision of $751	—	—	—	—	(1,252)	—	—	—	(1,252)
Loss on investments, net of tax provision of $68	—	—	—	—	—	113	—	—	113
Unrealized loss on currency translation	—	—	—	—	—	—	(480)	—	(480)

Total comprehensive income									6,756
Issuance of common and treasury shares to employee benefit plans	(108)	(2)	(4,495)	—	—	—	—	4,430	(67)
Proceeds from sales of common stock under employee benefit plans	71	1	665	—	—	—	—	—	666
Issuance of restricted stock	101	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(14)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,237	—	—	—	—	—	2,237
Tax effect from options exercised and the vesting of restricted shares	—	—	(384)	—	—	—	—	—	(384)

BALANCE, March 31, 2009	26,102	$261	$349,427	$445,462	$(29,161)	$(172)	$(10,395)	$(84,097)	$671,325

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the United States of America and in the towns of Brighton, Hailsham and Worthing in the United Kingdom (the “U.K.”). Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, and sell vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1”.

As of March 31, 2009, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (44 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. In addition, the Company’s international operations consist of three dealerships in the U.K. that are managed locally with direct reporting responsibilities to the Company’s corporate management team.

Due to the continuing economic recession and the financial distress experienced as a result, the future financial viability of certain domestic automobile manufacturers with whom the Company does business, specifically Chrysler LLC (“Chrysler”) and General Motors Corporation (“General Motors”), is in jeopardy. As a result, these manufacturers may file, or in the case of Chrysler has filed, for protection under the bankruptcy laws of the U.S. And, over the next several months, further restructuring of their respective businesses is likely. The Company currently owns and operates eight Chrysler brand dealerships, all of which contain Chrysler, Jeep and Dodge franchises, and seven General Motors brand dealerships, five of which contain Chevrolet franchises only and two of which contain Buick, Pontiac and GMC franchises. And, while the comprehensive impact on the Company of a bankruptcy or a business restructuring by one or more of these manufacturers is not fully known or predictable at this time, such events could have an adverse affect on the Company’s financial condition and results of operations, both in the period that the event occurs and in subsequent periods. In the case of such adverse events, the Company’s exposure includes, but is not limited to, the valuation of vehicle and parts inventory, the collectability of receivables due from these manufacturers and obligations related to fixed charges and certain contractual commitments. See Note 11 for discussion of contractual commitments. As of March 31, 2009, the Company did not have any capitalized value relative to intangible franchise rights for domestic franchises. The Company’s balance sheet carrying values in these areas as of March 31, 2009 was:

	Chrysler	General Motors
	Brands	Brands
	(In thousands)

New vehicle inventory	$52,376	$38,461
Used vehicle inventory	4,779	7,264
Parts inventory	5,609	5,463
Factory receivables	2,669	1,949

In addition, while the Company believes that its rights to Chrysler and General Motors franchises would likely be retained by the respective manufacturer in a bankruptcy or reorganization, the extent of franchise terminations is not known at this time and could have an adverse impact on the Company’s financial positions and results of operations. Further, the Company relies upon the financing subsidiary of both Chrysler and General Motors to finance a portion of the new and used retail vehicle sales for its customers. While the preliminary indications point to a consolidation of the two financing subsidiaries in an organized restructuring, the operational and financial

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of a reorganization or a bankruptcy affecting either Chrysler Financial or GMAC is not predictable at this time. But, the occurrence of either could be adverse to the Company.

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the financial statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

Reclassifications

On June 30, 2008, the Company disposed of certain operations that qualified for discontinued operations accounting treatment. In order to reflect these operations as discontinued, the necessary reclassifications have been made to the Company’s Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2008.

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

Income Taxes

Currently, the Company operates in 15 different states in the U.S. and in the U.K. Each of these tax jurisdictions has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment when evidence exists that the carrying value of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions.

Goodwill

As of March 31, 2009, the Company defined its reporting units as each of its three regions and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. Annually, the Company performs a fair valuation of its goodwill and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise which would indicate such a change in the fair value of the non-financial asset (i.e., an impairment indicator). In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company would then be required to proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. To the extent the carrying value of the goodwill exceeds the implied fair value, an impairment charge equal to the difference is recorded. For the three months ended March 31, 2009, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of the franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at March 31, 2009 and December 31, 2008 in the accompanying consolidated balance sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred. In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that has been recorded by using a direct value method, discounted cash flow model as required by SFAS 141 and Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”). For the three months ended March 31, 2009, the Company did not identify an impairment indicator relative to its intangible franchise rights.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the Pound Sterling. The financial statements of all of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in Accumulated Other Comprehensive Income/(Loss) in Stockholders’ Equity and Other Income/(Expense), when applicable.

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”), which clarifies the application of SFAS No. 157, in a market that is not active and provides guidance in determining the fair value of financial assets when the market for that financial asset is not active. The application of SFAS 157-3 was effective upon issuance. SFAS 157-3 permits the use of broker quotes when performing the valuation of financial assets. However, SFAS 157-3 requires management to utilize considerable judgment when market circumstances surrounding such quotes are based upon inactive market price quotes or trading activity levels which may not reflect the true value of market transactions. The Company has adopted SFAS 157-3 and determined it did not have a material effect on its current valuation methods and did not affect the Company’s results of operations or financial position.

In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for non-financial assets and liabilities. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), which defers the effective date of SFAS 157, as it related to non-financial assets and non-financial liabilities, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company, as of January 1, 2009, adopted the provisions of this statement and will include the appropriate disclosures surrounding non-financial assets and liabilities in future periods, as applicable. The adoption did not have a material impact on the Company’s results of operations, financial position or current disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141(R) was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. Effective January 1, 2009, the Company adopted SFAS 141(R). Such adoption did not impact the Company’s financial position or results of operations for the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires disclosure of the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and disclosure of the effects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The statement encouraged but did not require comparative disclosures for earlier periods at initial application. SFAS 161 was effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. As of January 1, 2009, the Company adopted this statement with no financial impact. The Company enhanced its current disclosures contained within its consolidated financial statements. See qualitative and quantitative disclosures regarding our derivative financial instruments and required tabular presentation in Note 8.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. SFAS 142-3 enhances the guidance over the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations.” SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. On January 1, 2009, the Company adopted the provisions of this statement with no impact on the Company’s assessment of the appropriate useful life of its intangible assets.

In May 2008, the FASB finalized FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including the Company’s 2.25% Convertible Senior Notes, due 2036 (“2.25% Notes”). For convertible debt instruments that may be settled entirely or partially in cash upon conversion, APB 14-1 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company adopted APB 14-1 on January 1, 2009 and retrospectively restated all applicable prior year financial information to comply with this standard. The adoption of APB 14-1 for the Company’s 2.25% Notes required the equity component of the 2.25% Notes to be initially included in the paid-in-capital section of stockholders’ equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Notes. Adjustments were made for the implementation of APB 14-1 impacting historically reported amounts for other interest expense, gain on redemption of long-term debt, provision for income taxes, long-term debt, deferred tax liabilities, retained earnings and additional paid-in-capital. As of December 31, 2008, the impact of these adjustments decreased long-term debt by $65.3 million, increased deferred tax liabilities by $2.5 million, decreased retained earnings by $23.2 million and increased additional paid in capital by $64.0 million. For the three months ended March 31, 2008, the impact of these adjustments decreased income from continuing operations before income taxes by $1.9 million, decreased net income by $1.2 million and decreased diluted earnings per share by $0.05 per share. See Note 7 for further details regarding this accounting pronouncement and its impact on the Company.

In June 2008, the EITF reached a consensus on EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 clarifies that when instruments granted in share-based payment transactions are participating securities prior to vesting, the impact of the shares should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” EITF No. 03-6-1 further specifies that the objective of EPS is to measure the performance of an entity over the reporting period. The consensus states all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends, which participate in undistributed earnings with common shareholders, should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 is to be applied retrospectively to all prior-period EPS data presented for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted the provisions of this guidance with no impact on its earnings allocation in computing EPS as described by SFAS 128. The Company determined it did not have any instrument which contained rights to non-forfeitable dividends which were not already included in its computation of EPS. The Company has no other instruments which meet the criteria of this pronouncement.

3.	STOCK-BASED COMPENSATION PLANS:

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Long Term Incentive Plan

Under the Company’s 2007 Long Term Incentive Plan (the “Incentive Plan”), 6.5 million shares of common stock are available for issuance through the duration of the plan, March 8, 2017. The Incentive Plan reserves shares of common stock for grants of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) at the fair value of each stock option as of the date of grant and, stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards at the market price at the date of grant to directors, officers and other employees of the Company and its subsidiaries. As of March 31, 2009, there were 1,130,687 shares available under the Incentive Plan for future grants of these awards.

Stock Option Awards

The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company has not issued stock option awards since November 2005. The following summary presents information regarding outstanding options as of March 31, 2009, and the changes during three months then ended:

		Weighted
		Average
	Number	Exercise Price

Options outstanding, December 31, 2008	169,544	$29.00
Grants	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, March 31, 2009	169,544	$29.00

Vested or expected to vest at March 31, 2009	169,356	$28.97

Exercisable at March 31, 2009	162,104	$29.04

Restricted Stock Awards

Beginning in 2005, the Company began granting directors and certain employees, at no cost to the recipient, restricted stock awards or, at the recipient’s election, phantom stock awards, pursuant to the Incentive Plan. In November 2006, the Company began to grant certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. Performance awards are considered outstanding at the date of grant, but are restricted from disposition based on time and the achievement of certain performance criteria established by the Company. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of these awards as of March 31, 2009, and the changes during the three months then ended, is as follows:

		Weighted
		Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2008	1,242,960	$21.67
Granted	101,253	10.26
Vested	(36,958)	34.63
Forfeited	(14,500)	20.85

Nonvested at March 31, 2009	1,292,755	$20.37

Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 2.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2009, there were 195,570 shares remaining available for future issuance under the Purchase Plan. During the three months ended March 31, 2009 and 2008, the Company issued 70,910 and 53,329 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $3.85 and $5.44 during the three months ended March 31, 2009 and 2008, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

All Stock-Based Payment Arrangements

Total stock-based compensation cost was $2.2 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. Cash received from restricted stock awards vested, option exercises and Purchase Plan purchases was $0.7 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively. Additional paid-in capital was reduced by $0.4 million for the three months ended March 31, 2009 for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Comparatively, for the three months ended March 31, 2008, additional paid-in capital was increased by $30 thousand for the effect of tax deductions for options exercised and vesting of restricted shares that were in excess of the book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $0.6 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will use treasury shares, if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares to be issued under the plan. There were no modifications to the Company’s stock-based compensation plans during the three months ended March 31, 2009.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	EARNINGS PER SHARE:

Basic EPS is computed by dividing net income by the weighted average shares outstanding (excluding dilutive securities). Diluted EPS is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
		(As adjusted)

Net income (loss) from:
Continuing operations, net of income taxes	$8,375	$15,905
Discontinued operations, net of income taxes	—	(727)

Net Income	$8,375	$15,178

Weighted average basic shares outstanding	22,704	22,409
Dilutive effect of stock options, net of assumed repurchase of treasury stock	1	72
Dilutive effect of restricted stock, net of assumed repurchase of treasury stock	218	67

Weighted average diluted shares outstanding	22,923	22,548

Earnings (loss) per share from:
Basic:
Continuing operations, net of income taxes	$0.37	$0.71
Discontinued operations, net of income taxes	—	(0.03)

Net Income	$0.37	$0.68

Diluted:
Continuing operations, net of income taxes	$0.37	$0.71
Discontinued operations, net of income taxes	—	(0.04)

Net Income	$0.37	$0.67

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was 0.5 million and 0.1 million for the three months ended March 31, 2009 and 2008, respectively.

If the Company’s 2.25% Convertible Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under its 2.25% Convertible Notes and the warrants sold in connection with the 2.25% Convertible Notes. Since the average price of the Company’s common stock for the three months ended March 31, 2009 was less than $59.43, no net shares were issuable under the 2.25% Convertible Notes or the warrants.

5.	INCOME TAXES:

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K., as a result of its dealership acquisitions in March 2007. The effective income tax rate of 41.7% of pretax income from continuing operations for the three months ended March 31, 2009 differed from the federal statutory rate of 35.0% due primarily to the taxes provided for the taxable state

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

jurisdictions in which the Company operates and goodwill associated with a dealership disposed of during the three months ended March 31, 2009 that was not deductible for tax purposes.

For the three months ended March 31, 2009, the Company’s effective tax rate related to continuing operations increased to 41.7% from 38.1% for the same period in 2008. The increase was primarily due to changes in certain state tax laws and rates, the mix of pretax income from continuing operations from the taxable state jurisdictions in which the Company operates and certain goodwill associated with a dealership disposed of during the three months ended March 31, 2009 that was not deductible for tax purposes.

As of March 31, 2009 and December 31, 2008, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor accrue any interest for the quarter ended March 31, 2009.

Taxable years 2004 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

6.	CREDIT FACILITIES:

The Company has a $1.35 billion revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million real estate credit facility (the “Mortgage Facility”) for financing of real estate expansion, as well as, arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as Current Liabilities.

Revolving Credit Facility

The Revolving Credit Facility expires in March 2012 and can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. This facility consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The first $37.5 million of available funds on the Acquisition Line carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio. The Floorplan Line requires a 0.20% commitment fee on the unused portion.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009, after considering outstanding balances of $478.6 million, the Company had $521.4 million of available floorplan capacity under the Floorplan Line. Included in the $521.4 million available balance under the Floorplan Line is $62.3 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.5% as of March 31, 2009. Under the Acquisition Line, the Company had $60.0 million of outstanding borrowings at March 31, 2009. After considering $17.3 million of outstanding letters of credit, there was $97.8 million of available borrowing capacity as of March 31, 2009. The weighted average interest rate on the Acquisition Line was 2.7% as of March 31, 2009. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company. As of March 31, 2009, the Company was in compliance with these covenants. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

In January 2009, the Company amended the Revolving Credit Facility to, among other things, exclude the impact of APB 14-1 from all covenant calculations.

Ford Motor Company Credit Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of March 31, 2009, the Company had an outstanding balance of $63.3 million with an available floorplan capacity of $236.7 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of March 31, 2009, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility

In 2007, the Company entered into a five-year term real estate credit facility (the “Mortgage Facility”) with Bank of America, N.A. that matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions. The proceeds of the Mortgage Facility are used for acquisitions of real property associated with the Company’s dealerships and other operations. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. The weighted average interest rate of the Mortgage Facility for the three months ended March 31, 2009 was 1.5%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. During the three months ended March 31, 2009, the Company paid down $12.7 million against the Mortgage Facility, including $10.4 million from the proceeds of the Ford dealership disposition in March 2009. As of March 31, 2009, borrowings under the facility totaled $165.3 million, with $8.9 million recorded as a Current Maturity of Long-Term Debt in the accompanying Consolidated Balance Sheet. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company that guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to (i) sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, (ii) remove it from the facility, (iii) repay in full the entire outstanding balance of the loan relating to such sold property, and then (iv) increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of March 31, 2009, available borrowings from the Mortgage Facility totaled $69.7 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of March 31, 2009, the Company was in compliance with all of these covenants.

Other Credit Facilities

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2009 and 2010. The weighted average interest rate charged as of March 31, 2009 was approximately 4.2%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The Company receives interest assistance from certain automobile manufacturers. The assistance has ranged from approximately 50% to 103% of the Company’s floorplan interest expense over the past three years.

7.	LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
		(As adjusted)

2.25% Convertible Senior Notes due 2036 (principal of $194,500 and $224,500, respectively)	$136,070	$155,333
8.25% Senior Subordinated Notes due 2013 (principal of $74,600)	73,036	72,962
Mortgage Facility (see Note 6)	165,275	177,998
Other Real Estate Related and Long-Term Debt	52,056	52,965
Capital lease obligations related to real estate, maturing in varying amounts through April 2023	40,652	41,059
Acquisition line (see Note 6)	60,000	50,000

	$527,089	$550,317
Less current maturities	13,039	13,594

	$514,050	$536,723

2.25% Convertible Senior Notes

On January 1, 2009, the Company adopted and retrospectively applied APB 14-1, which requires an entity to separately account for the liability and equity component of a convertible debt instrument in a manner that reflects the issuer’s economic interest cost. The adoption of APB 14-1 required the equity component of the Company’s 2.25% Convertible Notes (“2.25% Notes”) to be initially included in the paid-in-capital section of stockholder’s

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Notes.

Upon implementation of APB 14-1, the Company determined the fair value of a non-convertible debt instrument using the estimated effective interest rate for similar debt with no convertible features. The effective interest rate of 7.5% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The Company utilized a ten year term for the assessment of the fair value of its convertible debt with any currently remaining discount amortization to be amortized over the next seven years. As of March 31, 2009, December 31, 2008 and June 26, 2006 (the date of issuance of the 2.25% Notes), the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	March 31,	December 31,	June 26,
	2009	2008	2006
	(Dollars in thousands)

Carrying amount of equity component	$65,545	$65,545	$65,545
Allocated underwriter fees	(2,360)	(2,360)	(2,360)
Allocated debt issuance cost	(93)	(93)	(93)

Total net equity component	$63,092	$63,092	$63,092

Deferred income tax component	$21,151	$24,960	$39,328

Principal amount of 2.25% Notes	$194,500	$224,500	$287,500
Unamortized discount	(56,229)	(66,561)	(104,873)
Unamortized underwriter fees	(2,201)	(2,606)	(4,109)

Net carrying amount of liability component	$136,070	$155,333	$178,518

Net Impact of discount amortization on retained earnings	$(30,467)	$(23,944)	$—

Effective interest rate of liability component	7.8%	7.8%	7.8%
Year-to-date contractual interest expense	$1,150	$6,311	$—
Year-to-date discount amortization	1,551	8,147	—
Unamortized debt issuance cost	87	104	163

During the three months ended March 31, 2009, the Company repurchased $30.0 million par value of the 2.25% Notes for $13.5 million in cash and realized a net gain of approximately $7.4 million (after adjustments from the implementation of APB 14-1) included in the Consolidated Statement of Operations. In conjunction with the repurchases, $9.1 million of unamortized costs were written off including the APB 14-1 discount, underwriters’ fees and debt issuance costs. The unamortized cost of the related purchased options acquired at the time the repurchased 2.25% Notes were issued, $9.7 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the Company’s tax gain. Accordingly, the Company recorded a proportionate reduction in its deferred tax assets.

Acquisition Line

During the three months ended March 31, 2009, the Company borrowed a net additional $10.0 million under its Acquisition Line.

Mortgage Facility

During the three months ended March 31, 2009, the Company paid $12.7 million against its Mortgage Facility, which includes the funds from the disposition of one of its dealership facilities.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INTEREST RATE DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

The periodic interest rates of the Revolving Credit Facility and the Mortgage Facility are indexed to one-month LIBOR rates plus an associated company credit risk rate. In order to stabilize earnings exposure related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over the same terms as the Revolving Credit Facility and the Mortgage Facility.

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

The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges are designated as cash flow hedges.

The Company accounts for these derivatives under SFAS 133, which establishes accounting and reporting standards for derivative instruments. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires enhanced disclosures of the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and tabular disclosure of the affects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows.

During the three months ended March 31, 2009, the Company did not enter into any new interest rate swaps. As of March 31, 2009 and December 31, 2008, the Company held interest rate swaps of $550.0 million in notional value that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. At March 31, 2009, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. Included in its Consolidated Balance Sheet as liabilities from interest rate risk management activities, the fair value of the Company’s derivative financial instruments was $46.7 million and $44.7 million as of March 31, 2009 and December 31, 2008, respectively. Included in accumulated other comprehensive loss at March 31, 2009 and 2008 are unrealized losses, net of income taxes, totaling $29.2 million and $20.9 million, respectively, related to these hedges. For the three months ended March 31, 2009 and 2008, the impact of these interest rate hedges increased floorplan interest expense by $5.6 million and $1.3 million, respectively. Total floorplan interest expense was $9.0 million and $12.0 million for the three months ended March 31, 2009 and 2008, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Statement of Operations and Statement of Financial Position. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statement of Operations for neither the March 31, 2009 nor 2008 periods, respectively.

Effect of Derivative Instruments on the Consolidated Statement of Financial Position
Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from OCI
	Recognized in OCI on			into Statement of
	Derivative			Operations
	(Effective Portion)			(Effective Portion)
	Three Months Ended		Location of Gain (Loss) Reclassified	Three Months Ended
Derivatives in SFAS 133	March 31,		from OCI into Statement of	March 31,
Cash Flow Heding Relationship	2009	2008	Operations (Effective Portion)	2009	2008
	(In thousands)			(In thousands)

Interest rate swap contracts	$(1,252)	$(10,767)	Floorplan interest expense	$(5,581)	$(1,272)

9.	PROPERTY AND EQUIPMENT:

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives in	March 31,	December 31,
	Years	2009	2008
		(In thousands)

Land	—	$173,803	$181,460
Buildings	30 to 40	226,654	226,166
Leasehold improvements	up to 30	72,121	70,850
Machinery and equipment	7 to 20	56,342	56,083
Furniture and fixtures	3 to 10	58,005	57,643
Company vehicles	3 to 5	10,832	10,945
Construction in progress		13,642	17,871

Total		611,399	621,018
Less accumulated depreciation and amortization		109,898	106,127

Property and equipment, net		$501,501	$514,891

During the three months ended March 31, 2009, the Company incurred $7.0 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities.

10.	FAIR VALUE MEASUREMENTS:

SFAS 157, which the Company prospectively adopted on January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial and non-financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

The Company evaluated its financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of SFAS 157, as discussed below. See Note 8 for disclosures related to interest rate financial derivatives.

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

The fair value of our short-term investments, debt securities and interest rate derivative financial instruments as of March 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets
Marketable securities	$2,681	$—	$—	$2,681
Debt securities	—	6,950	—	6,950

Total	$2,681	$6,950	$—	$9,631

Liabilities
Interest rate derivative financial instruments	$—	$46,658	$—	$46,658

11.	COMMITMENTS AND CONTINGENCIES:

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

Through relationships with insurance companies, the Company’s dealerships sold credit insurance policies to its vehicle customers and received payments for these services. Allegations have been made against insurance companies with which the Company does business that they did not have adequate monitoring processes in place and, as a result, failed to remit to policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of the Company’s dealerships have received notice from insurance companies advising that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. To date, the Company has paid out $1.5 million in the aggregate to settle its contractual obligations with the insurance companies. The commissions received on the sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” As such, a portion of any payout would be offset against deferred revenue, while the remainder would be recognized as a finance and insurance chargeback expense. The Company believes it has meritorious defenses that it will pursue for a portion of these chargebacks, but anticipates paying some additional amount of claims or probable settlements in the future; however, the exact amounts cannot be determined with any certainty at this time.

Notwithstanding the foregoing, the Company is not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows of the Company. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are $30.2 million at March 31, 2009. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. Of the total obligation, $10.4 million of the remaining rental payment obligations are associated with facilities being operated as a Chrysler Brand or GM Brand dealership. The Company’s exposure under each of these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

12.	COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
		(As adjusted)

Net income	$8,375	$15,178
Other comprehensive income:
Change in fair value of interest rate derivatives	(1,252)	(10,767)
Unrealized loss on investments	113	71
Loss on currency translations	(480)	(54)

Total comprehensive income	$6,756	$4,428

13.	DISPOSITIONS:

During the first three months of 2009, the Company disposed of a Ford franchise located in Florida and the associated real estate. Consideration received for the franchise totaled $19.2 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance.

14.	DISCONTINUED OPERATIONS:

On June 30, 2008, the Company sold three dealerships, which were comprised of seven franchises, in Albuquerque, New Mexico (the “Disposed Dealerships”), constituting the Company’s entire dealership holdings in that market. The disposal transaction resulted in a pre-tax loss of $0.7 million. The Disposed Dealerships are presented in the Company’s accompanying financial statements as discontinued operations. Revenues, cost of sales, operating expenses and income taxes attributable to the Disposed Dealerships have been aggregated to a single line in the Company’s Consolidated Statement of Operations for all periods presented, as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Revenues	$—	$26,183
Loss on the sale of discontinued operations before income taxes	—	(1,114)
Income tax benefit	—	387

Net loss from discontinued operations	$—	$(727)

The Company allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following tables include condensed consolidating financial information as of March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009 and 2008, for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Senior Subordinated Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited, In thousands)
March 31, 2009

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,610	$—	$—	$20,827	$783
Accounts and other receivables, net	141,431	—	—	138,210	3,221
Inventories	638,358	—	—	627,851	10,507
Deferred and other current assets	50,365	—	—	36,574	13,791

Total current assets	851,764	—	—	823,462	28,302
PROPERTY AND EQUIPMENT, net	501,501	—	—	481,639	19,862
GOODWILL AND OTHER INTANGIBLES	654,870	—	—	648,720	6,150
INVESTMENT IN SUBSIDIARIES	—	(858,878)	858,878	—	—
OTHER ASSETS	19,996	—	2,854	4,508	12,634

Total assets	$2,028,131	$(858,878)	$861,732	$1,958,329	$66,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$478,613	$—	$—	$478,613	$—
Floorplan notes payable — manufacturer affiliates	103,196	—	—	96,605	6,591
Current maturities of long-term debt	13,039	—	—	12,937	102
Accounts payable	71,752	—	—	64,331	7,421
Intercompany accounts payable	—	—	150,661	(136,729)	(13,932)
Accrued expenses	86,012	—	—	85,217	795

Total current liabilities	752,612	—	150,661	600,974	977
LONG TERM DEBT, net of current maturities	514,050	—	—	499,778	14,272
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	46,658	—	—	46,658	—
DEFERRED AND OTHER LIABILITIES	34,507	—	—	32,862	1,645

Total liabilities before deferred revenues	1,347,827	—	150,661	1,180,272	16,894
DEFERRED REVENUES	8,979	—	—	1,513	7,466
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	671,325	(858,878)	711,071	776,544	42,588

Total liabilities and stockholders’ equity	$2,028,131	$(858,878)	$861,732	$1,958,329	$66,948

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited, In thousands)
December 31, 2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(As Adjusted)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,144	$—	$—	$22,598	$546
Accounts and other receivables, net	170,184	—	—	167,975	2,209
Inventories	845,944	—	—	835,447	10,497
Deferred and other current assets	57,352	—	—	44,100	13,252

Total current assets	1,096,624	—	—	1,070,120	26,504
PROPERTY AND EQUIPMENT, net	514,891	—	—	494,616	20,275
GOODWILL AND OTHER INTANGIBLES	655,784	—	—	649,520	6,264
INVESTMENT IN SUBSIDIARIES	—	(868,547)	868,547	—	—
OTHER ASSETS	20,815	—	2,844	3,951	14,020

Total assets	$2,288,114	$(868,547)	$871,391	$2,218,207	$67,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$693,692	$—	$—	$693,692	$—
Floorplan notes payable — manufacturer affiliates	128,580	—	—	123,094	5,486
Current maturities of long-term debt	13,594	—	—	13,445	149
Accounts payable	74,235	—	—	65,864	8,371
Intercompany accounts payable	—	—	171,164	(156,836)	(14,328)
Accrued expenses	94,395	—	—	92,704	1,691

Total current liabilities	1,004,496	—	171,164	831,963	1,369
LONG TERM DEBT, net of current maturities	536,723	—	—	522,204	14,519
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	44,655	—	—	44,655	—
DEFERRED AND OTHER LIABILITIES	29,903	—	—	28,104	1,799

Total liabilities before deferred revenues	1,615,777	—	171,164	1,426,926	17,687
DEFERRED REVENUES	10,220	—	—	1,514	8,706
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	662,117	(868,547)	700,227	789,767	40,670

Total liabilities and stockholders’ equity	$2,288,114	$(868,547)	$871,391	$2,218,207	$67,063

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited, In thousands)
Three Months Ended March 31, 2009

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries

Revenue	$1,019,817	$—	$—	$996,893	$22,924
Cost of Sales	837,163	—	—	817,720	19,443

Gross profit	182,654	—	—	179,173	3,481
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	153,234	—	889	149,236	3,109
DEPRECIATION AND AMORTIZATION EXPENSE	6,508	—	—	6,252	256

INCOME (LOSS) FROM OPERATIONS	22,912	—	(889)	23,685	116
OTHER INCOME (EXPENSE)
Floorplan interest expense	(8,962)	—	—	(8,860)	(102)
Other interest expense, net	(6,963)	—	—	(6,819)	(144)
Gain on redemption of long-term debt	7,381	—	—	7,381	—
Other income, net	3	—	—	3	—
Equity in earnings of subsidiaries	—	(9,264)	9,264	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,371	(9,264)	8,375	15,390	(130)
BENEFIT (PROVISION) FOR INCOME TAXES	(5,996)	—	—	(6,014)	18

INCOME (LOSS) FROM CONTINUING OPERATIONS	8,375	(9,264)	8,375	9,376	(112)

NET INCOME (LOSS)	$8,375	$(9,264)	$8,375	$9,376	$(112)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited, In thousands)
Three Months Ended March 31, 2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
			(As adjusted)

Revenue	$1,503,262	$—	$—	$1,456,783	$46,479
Cost of Sales	1,255,684	—	—	1,215,468	40,216

Gross profit	247,578	—	—	241,315	6,263
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	195,062	—	936	189,256	4,870
DEPRECIATION AND AMORTIZATION EXPENSE	5,817	—	—	5,426	391

INCOME (LOSS) FROM OPERATIONS	46,699	—	(936)	46,633	1,002
OTHER INCOME (EXPENSE)
Floorplan interest expense	(12,008)	—	—	(11,731)	(277)
Other interest expense, net	(9,763)	—	—	(9,642)	(121)
Gain on redemption of long-term debt	409	—	—	409	—
Other income, net	350	—	—	340	10
Equity in earnings of subsidiaries	—	(16,114)	16,114	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	25,687	(16,114)	15,178	26,009	614
PROVISION FOR INCOME TAXES	(9,782)	—	—	(9,561)	(221)

INCOME (LOSS) FROM CONTINUING OPERATIONS	15,905	(16,114)	15,178	16,448	393
LOSS RELATED TO DISCONTINUED OPERATIONS	(727)	—	—	(727)	—

NET INCOME (LOSS)	$15,178	$(16,114)	$15,178	$15,721	$393

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited, In thousands)
Three Months Ended March 31, 2009

	Total	Group 1	Guarantor	Non-Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$217,502	$(889)	$219,802	$(1,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of franchises, property and equipment	19,285	—	19,285	—
Purchases of property and equipment	(6,980)	—	(6,790)	(190)
Other	798	—	85	713

Net cash provided by investing activities, from continuing operations	13,103	—	12,580	523

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on credit facility — Floorplan Line	(670,153)	—	(670,153)	—
Borrowings on credit facility — Floorplan Line	455,074	—	455,074	—
Borrowings on credit facility — Acquisition Line	60,000	—	60,000	—
Repayments on credit facility — Acquisition Line	(50,000)	—	(50,000)	—
Repurchases of long-term debt	(13,481)	—	(13,481)	—
Principal payments of long-term debt	(1,050)	—	(1,023)	(27)
Principal payments on mortgage facility	(12,723)	—	(12,723)	—
Proceeds from issuance of common stock to benefit plans	648	648	—	—
Tax effect from stock-based compensation	(384)	—	(384)	—
Debt issue costs	135	—	135	—
Borrowings (repayments) with subsidiaries	—	(17,073)	17,073	—
Investment in subsidiaries	—	(33,917)	32,560	1,357
Distributions to parent	—	51,231	(51,231)	—

Net cash provided by (used in) financing activities, from continuing operations	(231,934)	889	(234,153)	1,330

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(205)	—	—	(205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,534)	—	(1,771)	237
CASH AND CASH EQUIVALENTS, beginning of period	23,144	—	22,598	546

CASH AND CASH EQUIVALENTS, end of period	$21,610	$—	$20,827	$783

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)
(Unaudited, In thousands)
Three Months Ended March 31, 2008

	Total	Group 1	Guarantor	Non-Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(As adjusted)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities, from continuing operations	$(20,879)	$(936)	$(18,932)	$(1,011)

Net cash used in operating activities, from discontinued operations	(1,772)	—	(1,772)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(84,229)	—	(84,212)	(17)
Proceeds from sales of franchises, property and equipment	11,101	—	11,101	—
Cash paid in acquisitions, net of cash received	(428)	—	(428)	—
Other	416	—	—	416

Net cash provided by (used in) investing activities, from continuing operations	(73,140)	—	(73,539)	399

Net cash used in investing activities, from discontinued operations	(20)	—	(20)	—

CASH FLOWS FROM FINANCING ACTIVITIES Borrowings on credit facility — Floorplan Line	1,566,804	—	1,566,804	—
Repayments on credit facility — Floorplan Line	(1,460,189)	—	(1,460,189)	—
Repayments on credit facility — Acquisition Line	(70,000)	—	(70,000)	—
Borrowings on mortgage facility	47,776	—	47,776	—
Borrowings of long-term debt related to real estate purchases	18,600	—	18,600	—
Repurchases of long-term debt	(17,762)	—	(17,762)	—
Principal payments of long-term debt	(397)	—	(375)	(22)
Principal payments on mortgage facility	(1,564)	—	(1,564)	—
Dividends paid	(3,252)	(3,252)	—	—
Proceeds from issuance of common stock to benefit plans	1,068	1,068	—	—
Debt issue costs	(365)	—	(365)	—
Tax effect from stock-based compensation	30	—	30	—
Borrowings (repayments) with subsidiaries	—	111,255	(111,255)	—
Investment in subsidiaries	—	(111,137)	110,328	809
Distributions to parent	—	3,002	(3,002)	—

Net cash provided by financing activities, from continuing operations	80,749	936	79,026	787

Net cash provided by financing activities, from discontinued operations	1,919	—	1,919	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(45)	—	—	(45)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,188)	—	(13,318)	130
CASH AND CASH EQUIVALENTS, beginning of period	34,248	—	33,633	615

CASH AND CASH EQUIVALENTS, end of period	$21,060	$—	$20,315	$745

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes statements regarding our plans, goals, or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases and dividends;

•	capital expenditures;

•	changes in sales volumes and credit for customers financing in new and used vehicles and sales volumes in the parts and service markets;

•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels; and

•	availability of financing for inventory, working capital, real estate and capital expenditures.

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the current economic recession has substantially depressed consumer confidence and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, Daimler, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress, bankruptcy or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	the immediate concerns over the financial viability of one or more of the domestic manufacturers (i.e., Chrysler, General Motors and Ford) could result in, or in the case of Chrysler has resulted in, a restructuring of these companies, up to and including bankruptcy; and, as such, we would likely suffer immediate financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

These factors, as well as additional factors that could affect our operating results and performance are described in our 2008 Form 10-K, under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere within this quarterly report.

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

Overview

We are a leading operator in the $1.0 trillion automotive retailing industry. As of March 31, 2009, we owned and operated 126 franchises at 95 dealership locations and 22 collision service centers in the United States of America (the “U.S.”) and six franchises at three dealerships and two collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Hailsham and Worthing in the U.K.

As of March 31, 2009, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (44 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. In addition, our international operations consist of three dealerships in the U. K. also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

During the last three months of 2008 and the first months of 2009, the U.S. and global economies suffered from, among other things, a substantial decline in consumer confidence and a tightening of credit availability. As a result, the automotive retail industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. In addition, the economic downturn has adversely impacted the manufacturers that supply our new vehicle inventory and some of our parts inventory, particularly the three domestic manufacturers.

The combination of weakening economic conditions and tightening credit standards has resulted in a difficult automotive selling environment. All of our revenue segments have decreased, and we expect that this trend will continue in the near term. In response to the increasingly challenging economic environment, we took a number of steps to strengthen our cash balance, adjust our cost structure and improve liquidity during the first quarter of 2009. Our top priority at this time is to use the cash we generate to pay down debt. Accordingly, we repurchased $30.0 million par value of our 2.25% Convertible Notes (the “2.25% Notes”) during the first quarter of 2009. In addition, we completed the implementation of significant cost cuts in our ongoing operating structure. We have taken several key steps to appropriately size our business and allow us to manage through this industry downturn, including: wage cuts for our senior management team and Board of Directors, as well as various other levels, alterations to pay plans, headcount reductions and the elimination or minimization of several other variable expenses to align with current and projected operational results. For 2009, we expect these actions to generate approximately $120.0 million in savings from 2008 levels. Further, we reduced new vehicle inventory levels during the first quarter of 2009 by more than $200.0 million. Moreover, we are closely reviewing all planned future capital spending and working closely with our manufacturer partners in this area. As a result, we anticipate 2009 capital spending will be below $30.0 million, down significantly from 2008 levels of $52.8 million.

Despite the challenging retail and economic environment, we believe that opportunities exist in the marketplace to maintain or improve profitability, including (i) focusing on our higher margin parts and service and finance and insurance businesses, (ii) managing inventory to meet customer demands, and (iii) executing cost reduction initiatives.

We disposed of one franchise with 12-month annual revenues of $38.9 million, during the first quarter of 2009. We did not complete any acquisitions during the first quarter and, given the current environment, we do not expect to complete any significant acquisitions during the remainder of the year. However, we will continue to review opportunities as they are presented to us and we will pursue those that fit our stringent criteria and that we believe will add value for our shareholders.

Due to a continuance in the current economic recession and the financial distress experienced as a result, the future financial viability of the three domestic automobile manufacturers with whom we do business, specifically Chrysler LLC (“Chrysler”) and General Motors Corporation (“General Motors”), is in jeopardy. As a result, these manufacturers may file, or in the case of Chrysler has filed, for protection under the bankruptcy laws of the U.S. And, over the next several months, further restructuring of their respective businesses is likely. We currently own and operate eight Chrysler Brand dealerships, all of which contain Chrysler, Jeep and Dodge franchises, and seven General Motors Brand dealerships, five of which contain Chevrolet franchises only and two of which contain Buick, Pontiac and GMC franchises. And, while the comprehensive impact on us of a bankruptcy or a business restructuring by one or more of these manufacturers is not fully known or predictable at this time, such events could have a significant adverse affect on our financial condition and results of operations, both in the period that the event(s) occurs and in subsequent periods. In the case of such adverse events, our exposure includes, but is not limited to, the valuation of vehicle and parts inventory, the collectability of receivables due from these manufacturers and obligations related to fixed charges and certain contractual commitments. As of March 31, 2009, we did not have any capitalized value relative to intangible franchise rights for domestic franchises. Our balance sheet carrying values in these areas as of March 31, 2009 was:

	Chrysler	General Motors
	Brands	Brands
	(In thousands)

New vehicle inventory	$52,376	$38,461
Used vehicle inventory	4,779	7,264
Parts inventory	5,609	5,463
Factory receivables	2,669	1,949

In addition, while we believe that our rights to Chrysler and General Motors franchises would likely be retained by the respective manufacturer in a bankruptcy or reorganization, the extent of franchise terminations is not known at this time and could have a significant adverse impact on our financial position and results of operations. In addition, the Company relies upon the financing subsidiary of both Chrysler and General Motors to finance a portion of the new and used retail vehicle sales for its customers. While the preliminary indications point to a consolidation of the two financing subsidiaries in an organized restructuring, the operational and financial impact of a reorganization or a bankruptcy affecting either Chrysler Financial or GMAC or both is not predictable at this time. But, the occurrence of either could be adverse.

Financial and Operational Highlights

Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is partially mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services. The ability to adjust our cost structure is another key element in our ability to react to changing economic conditions.

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months. As a result, our revenues, cash flows and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.

For the three months ended March 31, 2009 and 2008, we reported a net income from continuing operations of $8.4 million and $15.2 million, respectively, and a diluted income per share from continuing operations of $0.37 and $0.67, respectively.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended
	March 31,
	2009	2008

Unit Sales
Retail Sales
New Vehicle	17,931	28,519
Used Vehicle	13,092	17,105

Total Retail Sales	31,023	45,624
Wholesale Sales	6,429	9,948

Total Vehicle Sales	37,452	55,572
Gross Margin
New Vehicle Retail Sales	5.4%	6.4%
Total Used Vehicle Sales	9.8%	9.1%
Parts and Service Sales	52.8%	54.7%
Total Gross Margin	17.9%	16.5%
SG&A(1) as a % of Gross Profit	83.9%	78.8%
Operating Margin	2.2%	3.1%
Pretax Margin	1.4%	1.7%
Finance and Insurance Revenues per Retail Unit Sold	$1,034	$1,149

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to same store results and variances, which are discussed in more detail in the “Results of Operations” section that follows.

During the last few months of 2008 and continuing into 2009, the retail automotive industry suffered from reduced volumes resulting from declining consumer confidence, reduced credit availability and weakening economic conditions. Our new vehicle retail sales and gross margins for the three months ended March 31, 2009 were negatively impacted by these trends. We believe that our performance is generally consistent with national retail results of the brands we represent and the overall markets in which we operate.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The slowing new vehicle business sharply affected the number of quality used vehicle trade-ins coming into our dealerships and made the sourcing of used vehicles more challenging for those customers in the market. This negatively impacted retail used vehicle sales. Our wholesale used vehicle sales were down as a result of better inventory selection, as well as a decline in trades as new vehicle sales declined. The tighter supply and increased demand for used vehicles increased prices at the auctions and resulted in improved profitability and gross margins in our wholesale used vehicle business.

Our consolidated parts and service gross margin and finance and insurance income per retail unit also felt the negative impact of the same economic conditions that caused the decline in our new and used vehicle sales. However, our total gross margin improved as a result of the increased margin in our used vehicle business and the shift in business mix from our lower margin vehicle business to our high margin parts and service business.

Our consolidated selling, general and administrative expenses (SG&A) decreased in absolute dollars by $41.8 million, or 21.4%, for the three months ended March 31, 2009 from the comparable period in 2008; however, as a percentage of gross profit, SG&A increased 510 basis points to 83.9% for the three months ended March 31, 2009, as a result of the decline in gross profit.

The combination of these factors contributed to a 90 basis point decline in our operating margin for the three months ended March 31, 2009 from 3.1% for the comparable period in 2008 to 2.2%. Our floorplan interest expense decreased 25.4% from $12.0 million for the three months ended March 31, 2008 to $9.0 million in the comparable period of 2009, as our weighted average borrowings decreased $128.6 million, while our weighted average floorplan interest rate, including the impact of our interest rate swaps, declined 68 basis points. Other interest expense decreased 28.7% in the first quarter of 2009, primarily attributable to repurchases of our 2.25% Notes in the fourth quarter of 2008 and the first quarter of 2009. As a result, and partially offset by a gain of $7.4 million on the repurchase of our 2.25% Notes, our pretax margin declined 30 basis points in the first quarter of 2009 from 1.7% for the comparable period in 2008 to 1.4%.

We address these items further, and other variances between the periods presented, in the results of operations section below.

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in determining the fair value of financial assets when the market for that financial asset is not active. The application of SFAS 157-3 was effective upon issuance. SFAS 157-3 permits the use of broker quotes when performing the valuation of financial assets. However, SFAS 157-3 requires management to utilize considerable judgment when market circumstances surrounding such quotes are based upon inactive market price quotes or trading activity levels which may not reflect the true value of market transactions. We have adopted SFAS 157-3 and determined it did not have a material effect on its current valuation methods and did not affect our results of operations or financial position.

In November 2007, the FASB deferred for one year the implementation of SFAS No. 157 for non-financial assets and liabilities. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), which defers the effective date of SFAS 157, as it related to non-financial assets and non-financial liabilities, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As of January 1, 2009, we adopted the provisions of this statement and will include the appropriate disclosures surrounding nonfinancial assets and liabilities in future periods, as applicable. The adoption did not have a material impact on our financial position, results of operations or current disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141(R) was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. Effective January 1, 2009 we adopted SFAS 141(R). The adoption did not impact our financial position or results of operations for the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires disclosure of the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and disclosure of the effects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The statement encouraged but did not require comparative disclosures for earlier periods at initial application. SFAS 161 was effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. As of January 1, 2009 we adopted this statement with no financial impact. We enhanced our current disclosures contained within our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. SFAS 142-3 enhances the guidance over the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations.” SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. On January 1, 2009, we adopted the provisions of this statement with no impact on our assessment of the appropriate useful life of our intangible assets.

In May 2008, the FASB finalized FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including our 2.25% Notes, due 2036. For convertible debt instruments that may be settled entirely or partially in cash upon conversion, APB 14-1 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. We adopted APB 14-1 on January 1, 2009. The adoption of APB 14-1 for our 2.25%  Notes required the equity component of the 2.25% Notes to be initially included in the paid-in-capital section of stockholders’ equity on our Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Notes. Adjustments were made for the implementation of APB 14-1 impacting historically reported amounts for other interest expense, gain on redemption of long-term debt, provision for income taxes, long-term debt, deferred tax liabilities, retained earnings and additional paid-in-capital. As of December 31, 2008, the impact of these adjustments decreased long-term debt by $65.3 million, increased deferred tax liabilities by $2.5 million, decreased retained earnings by $23.2 million and increased additional paid in capital by $64.0 million. For the three months ended March 31, 2008, the impact of these adjustments decreased income from continuing operations before income taxes by $1.9 million, decreased net income by $1.2 million and decreased diluted earnings per share by $0.05 per share.

In June 2008, the EITF reached a consensus on EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 clarifies that when instruments granted in share-based payment transactions are participating securities prior to vesting, the impact of the shares should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” EITF No. 03-6-1 further specifies that the objective of EPS is to measure the performance of an entity over the reporting period. The consensus states all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends, which participate in undistributed earnings with common shareholders, should be included in the calculation of basic and diluted EPS. EITF No. 03-6-1 is to be applied retrospectively to all prior-period EPS data presented for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective January 1, 2009, we adopted the provisions of this guidance with no impact on our earnings allocation in computing EPS as described by SFAS 128. We determined that we did not have any instrument that contained rights to non-forfeitable dividends that were not already included in our computation of EPS. We have no other instruments which meet the criteria of this pronouncement.

Critical Accounting Policies and Accounting Estimates

Our consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. On June 30, 2008, we sold certain operations that qualified for discontinuing operations accounting and reporting treatment. We have made certain reclassifications to our first quarter 2008 Consolidated Statements of Operations and Cash Flows to reflect these operations as discontinued.

We disclosed our critical accounting policies and estimates in our 2008 Annual Report on Form 10-K, and no significant changes have occurred since that time.

Results of Operations

The following tables present comparative financial and non-financial data for the three months ended March 31, 2009 and 2008, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three months ended March 31, 2009 as compared to 2008.

Total Same Store Data

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Revenues
New vehicle retail	$540,674	(38.6)%	$879,875
Used vehicle retail	220,949	(26.5)%	300,753
Used vehicle wholesale	34,217	(48.6)%	66,516
Parts and Service	177,816	(5.6)%	188,271
Finance, insurance and other	31,748	(39.0)%	52,071

Total revenues	1,005,404	(32.4)%	1,487,486
Cost of Sales
New vehicle retail	511,444	(37.9)%	823,121
Used vehicle retail	196,758	(26.5)%	267,600
Used vehicle wholesale	33,243	(50.0)%	66,437
Parts and Service	83,893	(1.7)%	85,359

Total cost of sales	825,338	(33.6)%	1,242,517

Gross profit	$180,066	(26.5)%	$244,969

Selling, general and administrative expenses	$150,247	(21.8)%	$192,223
Depreciation and amortization expenses	$6,457	12.0%	$5,766
Floorplan interest expense	$8,915	(24.9)%	$11,866
Gross Margin
New Vehicle Retail	5.4%		6.5%
Used Vehicle	9.9%		9.0%
Parts and Service	52.8%		54.7%
Total Gross Margin	17.9%		16.5%
SG&A as a % of Gross Profit	83.4%		78.5%
Operating Margin	2.3%		3.2%
Finance and Insurance Revenues per Retail Unit Sold	$1,035	(10.3)%	$1,154

The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data for our Same Store locations, Transactions and the consolidated company for the three months ended March 31, 2009 and 2008.

New Vehicle Retail Data

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Retail Unit Sales
Same Stores	17,744	(37.1)%	28,224
Transactions	187		295

Total	17,931	(37.1)%	28,519
Retail Sales Revenues
Same Stores	$540,674	(38.6)%	$879,875
Transactions	6,618		8,906

Total	$547,292	(38.4)%	$888,781
Gross Profit
Same Stores	$29,230	(48.5)%	$56,754
Transactions	244		389

Total	$29,474	(48.4)%	$57,143
Gross Profit per Retail Unit Sold
Same Stores	$1,647	(18.1)%	$2,011
Transactions	$1,304		$1,319
Total	$1,644	(18.0)%	$2,004
Gross Margin
Same Stores	5.4%		6.5%
Transactions	3.7%		4.4%
Total	5.4%		6.4%

For the three months ended March 31, 2009, as compared to the corresponding period in 2008, Same Store new vehicle unit sales and revenues declined 37.1% and 38.6%, respectively, which were generally consistent with industry declines. The combination of slowing economic conditions, declining consumer confidence, tightened credit standards and industry wide pressure to lower vehicle inventory levels has lead to lower sales and extremely competitive pricing. As a result, most segments of our new vehicle business were adversely affected by decreased sales and margins in the first quarter of 2009. Same Store retail sales revenues declined $339.2 million to $540.7 million, while gross margins fell 110 basis points from 6.5% in 2008 to 5.4% in the first quarter of 2009. Our Same Store gross profits decreased 48.5% to $29.2 million in the first quarter of 2009 compared to the corresponding period in 2008 and gross profits per retail unit slipped to $1,647 in the first quarter of 2009 from $2,011 in the first quarter of 2008.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended March 31,
	2009	% Change	2008

Toyota	6,299	(36.9)%	9,977
Honda	2,431	(34.4)	3,703
Nissan	2,095	(44.4)	3,769
Ford	1,622	(45.9)	3,000
BMW	1,471	(28.8)	2,065
Chrysler	1,240	(36.4)	1,951
Mercedez-Benz	1,118	(28.0)	1,553
Other	765	(16.9)	921
General Motors	703	(45.3)	1,285

Total	17,744	(37.1)	28,224

Our Same Store new vehicle unit sales declined 37.1% for the three months ended March 31, 2009 as compared to the corresponding period in 2008, as we experienced unit sales decreases in each of the major brands that we represent, spread somewhat evenly between cars and trucks. We believe that our performance is generally consistent with national retail results of the brands we represent and the overall markets in which we operate. We anticipate that total industry-wide sales of new vehicles throughout 2009 will be lower than 2008 and remain highly competitive until industry-wide excess inventory levels are corrected. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

The sustained slowdown in the national economy and in most of the markets in which we operate continued to depress new retail vehicle sales, resulting in excess inventory nationwide. The excess inventory resulted in increased competitive pressure and a shrinkage in new vehicle margins. We experienced a decrease in Same Store new vehicle gross margin in all of our major brands. For the three months ended March 31, 2009 compared to the corresponding period in 2008, our Same Store gross profit per retail unit (“PRU”) declined 18.1% to $1,647, representing a 33.8% decline in PRU for our domestic nameplates, a 22.3% decrease in PRU for our luxury brands and a 9.7% decline in PRU from our import nameplates.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of: 1) the mix of units being sold, as domestic brands tend to provide more assistance, 2) the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, 3) the average wholesale price of inventory sold, and 4) our rate of inventory turn. We have put into place interest rate swaps with an aggregate notional amount of $550.0 million as of March 31, 2009, at a weighted average LIBOR interest rate of 4.7%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively fixing a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in a declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 103.1% in the third quarter of 2006 to 49.9% in the fourth quarter of 2008. For the quarter ended March 31, 2009, the floorplan assistance as a percentage of our consolidated interest expense was 50.6%. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended March 31, 2009 and 2008 was $4.5 million and $7.7 million, respectively.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. As a result, we reduced our new vehicle inventory levels from $692.7 million as of December 31, 2008 to $484.1 million as of March 31, 2009. Further, we made significant progress in aligning our inventory mix with demand, as the new truck percentage of inventory declined from 46.4% as of December 31, 2008 to 42.2% as of March 31, 2009.

Used Vehicle Retail Data

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Retail Unit Sales
Same Stores	12,934	(23.5)%	16,901
Transactions	158		204

Total	13,092	(23.5)%	17,105
Retail Sales Revenues
Same Stores	$220,949	(26.5)%	$300,753
Transactions	3,910		3,242

Total	$224,859	(26.0)%	$303,995
Gross Profit
Same Stores	$24,191	(27.0)%	$33,153
Transactions	415		430

Total	$24,606	(26.7)%	$33,583
Gross Profit per Retail Unit Sold
Same Stores	$1,870	(4.7)%	$1,962
Transactions	$2,627		$2,108
Total	$1,879	(4.3)%	$1,963
Gross Margin
Same Stores	10.9%		11.0%
Transactions	10.6%		13.3%
Total	10.9%		11.0%

Used Vehicle Wholesale Data

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Wholesale Unit Sales
Same Stores	6,362	(35.2)%	9,815
Transactions	67		133

Total	6,429	(35.4)%	9,948
Wholesale Sales Revenues
Same Stores	$34,217	(48.6)%	$66,516
Transactions	519		711

Total	$34,736	(48.3)%	$67,227
Gross Profit (Loss)
Same Stores	$974	(1,132.9)%	$79
Transactions	(30)		(20)

Total	$944	(1,500.0)%	$59
Gross Profit (Loss) per Wholesale Unit Sold
Same Stores	$153	(1,812.5)%	$8
Transactions	$(448)		$(150)
Total	$147	(2,350.0)%	$6
Gross Margin
Same Stores	2.8%		0.1%
Transactions	(5.8)%		(2.8)%
Total	2.7%		0.1%

Total Used Vehicle Data

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Used Vehicle Unit Sales
Same Stores	19,296	(27.8)%	26,716
Transactions	225		337

Total	19,521	(27.8)%	27,053
Sales Revenues
Same Stores	$255,166	(30.5)%	$367,269
Transactions	4,429		3,953

Total	$259,595	(30.1)%	$371,222
Gross Profit
Same Stores	$25,165	(24.3)%	$33,232
Transactions	385		410

Total	$25,550	(24.1)%	$33,642
Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,304	4.8%	$1,244
Transactions	$1,711		$1,217
Total	$1,309	5.2%	$1,244
Gross Margin
Same Stores	9.9%		9.0%
Transactions	8.7%		10.4%
Total	9.8%		9.1%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The declines in our Same Store used retail unit sales and in our Same Store used retail revenues in the first quarter of 2009 of 23.5% and 26.5% as compared to the corresponding period in 2008, respectively, are the result of a number of factors. First, the same economic and consumer confidence issues that have slowed our new vehicle business have also negatively impacted used vehicle sales. And, with new vehicle sales slowing and new vehicle inventory levels rising, some used vehicle customers were switched to new vehicles. Further, the dramatic slowdown in new vehicle sales has further challenged our ability to source quality used vehicle inventory, thereby further constraining used vehicle sales. We continue to improve our certified pre-owned (“CPO”) volume as a percentage of total retail sales. CPO units represented 34.9% or 4,573 of total Same Store used retail units for the first quarter of 2009, which was an increase from 30.6% for the three months ended March 31, 2008.

Our continued focus on used vehicle sales and inventory management processes coupled with the lack of availability of used vehicles industrywide has shifted more of our used vehicle sales mix from the wholesale business to the traditionally more profitable retail sales. Correspondingly, our Same Store wholesale unit sales declined in the first quarter of 2009 by 35.2% from the same period in 2008 to 6,362 units, while Same Store wholesale revenues decreased $32.3 million, or 48.6% for the three months ended March 31, 2008, to $34.2 million for the three months ended March 31, 2009. However, because of the limited availability of quality used vehicles, the price of vehicles sold at auction increased, leading to higher margins in our wholesale vehicles. Our Same Store used wholesale margins improved 270 basis points to 2.8% in the first quarter of 2009 compared to the corresponding period in 2008.

Overall, our gross profit per used unit improved $60 to $1,304 in the first quarter of 2009 when compared to the corresponding period of 2008, with retail gross profit down $92 per unit and wholesale gross profit more than offsetting this decline with a $145 per unit increase. The positive results in used vehicle profits for the quarter are reflective of a general stabilization in used vehicle values, as well as an overall rebound in used truck values in recent months. Assuming that the stabilization in used vehicle values continues, we would expect the wholesale gross profit per unit to return to more normal levels, closer to break-even.

We continuously work to optimize our used vehicle inventory levels and, as such, will critically evaluate our used vehicle inventory level in the coming months to provide adequate supply and selection. Our days’ supply of used vehicle inventory was at 27 days at March 31, 2009, an increase of 2 days from December 31, 2008, and a decrease of 2 days from the first quarter of 2008. Currently, we are short of where we would like to be on used vehicle inventory, as used vehicle sourcing has been increasingly challenging in the current environment.

Parts and Service Data

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)

Parts and Service Revenues
Same Stores	$177,816	(5.6)%	$188,271
Transactions	3,049		2,564

Total	$180,865	(5.2)%	$190,835
Gross Profit
Same Stores	$93,923	(8.7)%	$102,912
Transactions	1,642		1,457

Total	$95,565	(8.4)%	$104,369
Gross Margin
Same Stores	52.8%		54.7%
Transactions	53.9%		56.8%
Total	52.8%		54.7%

Our Same Store parts and service revenues decreased 5.6% for the three months ended March 31, 2009 primarily driven by a 6.7% decline in customer-pay parts and service revenues and a 9.6% decrease in wholesale parts sales, while our warranty parts and service revenues were about flat as compared to the same period in 2008.

The decline in our customer-pay parts and service business is primarily driven by our domestic brand dealerships. In addition, due to the continued economic downturn, we have experienced an overall decline in the number of customers bringing in their vehicles for non-essential service work. Our Same Store wholesale parts business declined primarily due to the negative impact of the economy on many of the second-tier collision centers and mechanical repair shops with which we do business and our decision to tighten our credit standards in this area. Same Store collision sales declined only slightly as we continue to execute on several strategic initiatives designed to expand these operations in certain strategic markets.

Same Store parts and service gross profit for the three months ended March 31, 2009 decreased 8.7% to $93.9 million from the comparable period in 2008 and our Same Store parts and service margins declined 190 basis points in the first quarter of 2009 to 52.8%. Our margins in the warranty parts and service segment were consistent with prior year, but we experienced a margin decline in both our customer-pay parts and service and our wholesale parts segments, reflecting the negative impact of declining new and used vehicle sales on our internal parts and service volume.

Finance and Insurance Data

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Retail New and Used Unit Sales
Same Stores	30,678	(32.0)%	45,125
Transactions	345		499

Total	31,023	(32.0)%	45,624
Retail Finance Fees
Same Stores	$9,597	(49.7)%	$19,062
Transactions	117		149

Total	$9,714	(49.4)%	$19,211
Vehicle Service Contract Fees
Same Stores	$13,878	(34.1)%	$21,061
Transactions	73		106

Total	$13,951	(34.1)%	$21,167
Insurance and Other
Same Stores	$8,273	(30.8)%	$11,948
Transactions	127		98

Total	$8,400	(30.3)%	$12,046
Total
Same Stores	$31,748	(39.0)%	$52,071
Transactions	317		353

Total	$32,065	(38.8)%	$52,424

Finance and Insurance
Revenues per Unit Sold
Same Stores	$1,035	(10.3)%	$1,154
Transactions	$919		$707
Total	$1,034	(10.0)%	$1,149

Our Same Store finance and insurance revenues decreased by 39.0% to $31.7 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. This decline is primarily explained by the decrease in new and used vehicle sales volumes. Our Same Store revenues per unit sold decreased 10.3%, or $119, to $1,035 per retail unit in the first quarter of 2009 primarily reflecting declines in the finance income per retail unit when compared to the corresponding period in 2008.

During the three months ended March 31, 2009, our Same Store retail finance fees declined 49.7% to $9.6 million compared to the same period in 2008, primarily due to the 32.0% decline in Same Store retail unit sales and an 18.4% decline in finance income per contract, as well as a decline in our finance penetration rates. The finance income per contract decline was primarily related to subsidized financing offers by the manufacturers, which pay flat amounts, and tighter lending standards, which also negatively impacted our finance penetration rates.

For the first quarter of 2009, an increase in penetration rates for our service contract offerings did not fully offset the impact of the decline in retail units, resulting in a 34.1% decline in our Same Store vehicle service contract fees to $13.9 million as compared to the same period in 2008. Revenues from insurance and other F&I products fell 30.8% for the three months ended March 31, 2009 when compared to the same period in 2008, also primarily as a result of the decline in retail unit sales.

Selling, General and Administrative Data

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)

Personnel
Same Stores	$88,365	(22.8)%	$114,393
Transactions	1,383		1,482

Total	$89,748	(22.5)%	$115,875
Advertising
Same Stores	$7,901	(39.5)%	$13,049
Transactions	219		199

Total	$8,120	(38.7)%	$13,248
Rent and Facility Costs
Same Stores	$22,754	(0.1)%	$22,769
Transactions	357		639

Total	$23,111	(1.3)%	$23,408
Other SG&A
Same Stores	$31,227	(25.7)%	$42,012
Transactions	1,028		519

Total	$32,255	(24.2)%	$42,531
Total SG&A
Same Stores	$150,247	(21.8)%	$192,223
Transactions	2,987		2,839

Total	$153,234	(21.4)%	$195,062

Total Gross Profit
Same Stores	$180,066	(26.5)%	$244,969
Transactions	2,588		2,609

Total	$182,654	(26.2)%	$247,578

SG&A as % of Gross Profit
Same Stores	83.4%		78.5%
Transactions	115.4%		108.8%
Total	83.9%		78.8%
Employees	7,000		8,900

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

In response to the increasingly challenging automotive retailing environment, we completed the implementation of significant cost reduction actions during the first quarter of 2009, many of which were initiated during the fourth quarter of 2008. As a result, we reduced the absolute dollars of Same Store SG&A for the three months ended March 31, 2009 by $42.0 million from the same period in 2008. Specifically, we made difficult, but necessary, changes to the personnel side of our organization in reaction to the sustained decline in the new and used vehicle sales environment and, as a result, our Same Store personnel expenses declined by $26.0 million, or 22.8% for the three months ended March 31, 2009, as compared to the same period in 2008. In addition, our net advertising expenses decreased by $5.1 million, or 39.5%, from the first quarter of 2008 as compared to the first quarter of 2009 primarily as a result of these cost reduction actions. Our Same Store other SG&A decreased $10.8 million, or 25.7% to $31.2 million for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to reductions in vehicle delivery expenses, legal and professional fees and outside services. We are aggressively pursuing and will continue to pursue opportunities that take advantage of our size and negotiating leverage with our vendors.

Despite the significant improvements that we made in our spending levels, our Same Store SG&A increased as a percentage of gross profit from 78.5% for the three months ended March 31, 2008, to 83.4% in the comparable period of 2009. The increase in Same Store SG&A as a percentage of gross profit was more than explained by the 26.5% decline in Same Store gross profit for the three months ended March 31, 2009.

Depreciation and Amortization Data

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)

Same Stores	$6,457	12.0%	$5,766
Transactions	51		51

Total	$6,508	11.9%	$5,817

Our Same Store depreciation and amortization expense increased 12.0% to $6.5 million for the three months ended March 31, 2009, as compared to the same period of 2008, primarily as a result of the completion of several facility improvements made during the latter part of 2008. These improvements, which include the expansion of several of our service centers, are designed to enhance the profitability of our dealerships and the overall customer experience. We continue to critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)

Same Stores	$8,915	(24.9)%	$11,866
Transactions	47		142

Total	$8,962	(25.4)%	$12,008

Memo:
Manufacturer’s assistance	$4,534	(41.3)%	$7,726

Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on one-month LIBOR rate (or Prime rate in some cases), plus a spread. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Offsetting the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of March 31, 2009, we had interest rate swaps in place for an aggregate notional amount of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%.

Our Same Store floorplan interest expense decreased $3.0 million, or 24.9%, during the three months ended March 31, 2009, compared to the corresponding period of 2008. This decrease in the first quarter of 2009, as compared to the first quarter of 2008, reflects a 35 basis point decrease in our weighted average floorplan interest rates between the respective periods, including the impact of our interest rate swaps, and a $166.7 million decrease in our weighted average floorplan borrowings outstanding.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our long-term debt, our mortgage facility and our acquisition line partially offset by interest income, decreased $2.8 million, or 28.7%, to $7.0 million for the three months ended March 31, 2009 from $9.8 million in 2008. Included in other interest expense for the three months ended March 31, 2009 and 2008 is discount amortization expense of $1.6 million and $2.0 million, respectively, representing the impact of the accounting for convertible debt as required by APB 14-1. The decrease for the first quarter of 2009 is primarily attributable to a $60 million decrease in our weighted average borrowings from the comparable period in 2008. Our weighted average borrowings decreased primarily as a result of $93 million in bond repurchases of our 2.25% Notes made during the fourth quarter of 2008 and first quarter of 2009 and $28.3 million in repurchases of our 8.25% Senior Subordinated Notes made during the second and third quarter of 2008. Further, our weighted average borrowings outstanding on our Acquisition Line decreased by $51.3 million. Offsetting these declines was a $59.6 million increase in our weighted average borrowings outstanding of real estate related debt primarily attributable to increases made during the latter part of 2008 with the execution of our strategy to own more of the dealership related real estate. We do not anticipate any significant real estate purchases during 2009.

Gain/Loss on Redemption of Debt

During the first three months of 2009, we repurchased $30.0 million par value of our outstanding 2.25%  Notes for $13.5 million in cash and realized a net gain of approximately $7.4 million, after adjustments from the implementation of APB 14-1. In conjunction with the repurchases, $9.1 million of costs were written off including the APB 14-1 discount, underwriters’ fees and debt issuance costs. The unamortized cost of the related purchased options acquired at the time the repurchased convertible notes were issued, $9.7 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the tax gain. Accordingly, we recorded a proportionate reduction in our deferred tax assets.

During the three months ended March 31, 2008, we repurchased $18.6 million par value of our outstanding 8.25% Senior Subordinated Notes for $17.8 million, and we realized a net gain of approximately $0.4 million.

Provision for Income Taxes

Our provision for income taxes from continuing operations decreased $3.8 million to $6.0 million for the three months ended March 31, 2009, from $9.8 million for the same period in 2008, primarily due to the decrease of pretax book income. For the three months ended March 31, 2009, our effective tax rate related to continuing operations increased to 41.7% from 38.1% for the same period in 2008. This increase was primarily due to changes in certain state tax laws and rates, the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate and certain goodwill associated with a dealership disposed of during the three months ended March 31, 2009 that was not deductible for tax purposes.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2009 will be approximately 40.0%.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide floorplan, working capital and real estate acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for the remainder of 2009. If economic and business conditions deteriorate further or if our capital expenditures or acquisition plans for 2009 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of March 31, 2009, our total cash on hand was $23.1 million. The balance of cash on hand excludes $62.3 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as our primary channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information regarding cash flows from continuing operations from our Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
		(As adjusted)

Net cash provided by (used in) operating activities	$217,502	$(20,879)
Net cash provided by (used in) investing activities	13,103	(73,140)
Net cash provided by (used in) financing activities	(231,934)	80,749
Effect of exchange rate changes on cash	(205)	(45)

Net decrease in cash and cash equivalents	$(1,534)	$(13,315)

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

Operating activities.  For the three months ended March 31, 2009, we generated $217.5 million in net cash from operating activities, primarily driven $199.9 million in net changes in operating assets, $8.4 million in net income from continuing operations and adjustments for non-cash items, such as $6.5 million in depreciation and amortization and $6.1 million in deferred income taxes. Included in the net changes in operating assets is $202.0 million provided by reductions in inventory levels and $29.6 million from collections of vehicles receivables, contracts-in-transit, accounts and notes receivables. Partially offsetting cash flows generated from operating activities were $45.0 million in decreases in operating liabilities, including $25.3 million of net repayments to manufacturer-affiliated floorplan lenders and $10.7 million in decreases in accounts payable and accrued expenses. An additional adjustment to cash flow from operating activities was the $7.4 million of gains from repurchase of $30.0 million of par value of our 2.25% Convertible Notes, net of adjustments from the impact of APB 14-1, which is considered a financing activity.

For the three months ended March 31, 2008, we utilized $20.9 million in net cash, primarily driven by $49.8 million in net changes in operating assets and liabilities partially offset by $15.2 million in net income from continuing operations, $8.4 million of depreciation and amortization and $3.0 million in deferred income tax expenses. Included in the net changes in operating assets and liabilities is $85.2 million to fund inventory purchases, $14.8 million of net, repayments to manufacturer-affiliated floorplan lenders and an $11.8 decrease in prepaid and other assets.

Investing activities.  During the first three months of 2009, we generated $13.1 million from investing activities, primarily $19.2 million from the proceeds of sales of a franchise and related property and equipment, partially offset by $7.0 million utilized for capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of our dealerships and facilities.

During the first three months of 2008, we utilized $73.1 million in investing activities. We utilized $84.2 million for capital expenditures, of which $44.1 was for the purchase of land, $28.3 million was for the purchase of existing buildings and $11.3 million was for construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of our dealerships and facilities. As a partial offset, we generated $11.1 million from the sale of real estate associated with one of our dealerships franchises and other property and equipment.

Financing activities.  We utilized $231.9 million in financing activities during the three months ended March 31, 2009. We used $215.1 million in net repayments under the Floorplan Line of our Revolving Credit Facility, $13.5 million to repurchase $30.0 million par value of our outstanding 2.25% Notes and $12.7 million to repay a portion of our outstanding Mortgage Facility borrowings. Partially offsetting the cash outflow was $10.0 million in net borrowings under the Acquisition Line of our Revolving Credit Facility. Included in the $215.1 million in net repayment under the Floorplan Line of our Revolving Credit Facility is a net cash outflow of $17.4 million due to changes in our floorplan offset account.

We produced $80.7 million in financing activities during the three months ended March 31, 2008, of which, $106.6 million related to net borrowings under our Revolving Credit Facility, $47.8 million related to additional borrowings under our Mortgage Facility to fund the acquisition of additional dealership-related real estate and $18.6 million relate to borrowings under a separate loan agreement to fund the acquisition of real estate associated with one of our dealership operations. Offsetting this amount, during the first quarter of 2008, we used $70.0 million to repay a portion of the outstanding balance on our Acquisition Line, $17.8 million to repurchase $18.6 million par value of our outstanding 8.25% Senior Subordinated Notes and $3.3 million to pay dividends to our stockholders.

Working Capital.  At March 31, 2009, we had $99.2 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

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

Revolving Credit Facility.  Our Revolving Credit Facility, which is now comprised of 22 financial institutions, including three manufacturer-affiliated finance companies (Toyota, Nissan and BMW), matures in March 2012, provides a total of $1.35 billion of inventory and general purpose borrowing capacity. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This Revolving Credit Facility consists of two tranches: (1) $1.0 billion for floorplan financing, which we refer to as the Floorplan Line, and (2) $350.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the Acquisition Line. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on our leverage ratio. Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under the Acquisition Line can be redesignated to the Floorplan Line within the overall $1.35 billion commitment. In addition, we pay a commitment fee on the unused portion of the Acquisition Line and the Floorplan Line. The first $37.5 million of available funds on the Acquisition Line carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on our leverage ratio. The Floorplan Line requires a 0.20% commitment fee on the unused portion.

As of March 31, 2009, after considering outstanding balances, we had $521.4 million of available floorplan capacity under the Floorplan Line. Included in the $521.4 million available balance under the Floorplan Line is $62.3 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.5% as of March 31, 2009. In addition, we had $60.0 million outstanding in Acquisition Line borrowings at March 31, 2009. After considering $17.3 million of outstanding letters of credit, there was $97.8 million of available borrowing capacity under the Acquisition Line as of March 31, 2009. The weighted average interest rate on the Acquisition Line was 2.7% as of March 31, 2009. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum equity requirement, among others, including additional maintenance requirements. As of March 31, 2009, we were in compliance with these covenants, including:

	As of March 31, 2009
	Required	Actual

Senior secured leverage ratio	< 2.75	1.54
Total leverage ratio	< 4.50	3.35
Fixed charge coverage ratio	> 1.25	1.68
Current Ratio	> 1.15	1.24

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

Ford Motor Credit Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of March 31, 2009, we had an outstanding balance of $63.3 million, with an available floorplan capacity of $236.7 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of March 31, 2009, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility.  Our Mortgage Facility is a five-year real estate credit facility that is syndicated with nine financial institutions and provides a maximum commitment of $235.0 million. The Mortgage Facility is used for acquisitions of real estate and vehicle dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel or property. The facility matures in March 2012. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one-month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. The weighted average interest rate of the Mortgage Facility for the three months ended March 31, 2009 was 1.5%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. During the three months ended March 31, 2009, we paid down $12.7 million against the Mortgage Facility, including $10.4 million from the proceeds of the Ford dealership disposition in March 2009. As of March 31, 2009, borrowings under the facility totaled $165.3 million, with $8.9 million recorded as a current maturity of long-term debt in the accompanying consolidated balance sheet. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility.

The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries also guarantee or are required to guarantee our Revolving Credit Facility. So long as no default exists, we are entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by us and located at or near a vehicle dealership operated by a subsidiary of ours or otherwise used or to be used by a vehicle dealership operated by a subsidiary of ours. As of March 31, 2009, available unused borrowings from the Mortgage Facility totaled $69.7 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with including: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of March 31, 2009, we were in compliance with all of these covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

Other Credit Facilities.  Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2009 and 2010. The weighted average interest rate charged as of March 31, 2009 was approximately 4.2%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of March 31, 2009:

	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)

Floorplan Line(1)	$1,000,000	$478,613	$521,387
Acquisition Line(2)	350,000	77,275	97,845

Total Revolving Credit Facility	1,350,000	555,888	619,232
FMCC Facility	300,000	63,263	236,737
Mortgage Facility	235,000	165,275	69,725

Total Credit Facilities(3)	$1,885,000	$784,426	$925,694

(1)	The available balance at March 31, 2009, includes $62.3 million of immediately available funds.

(2)	The outstanding balance at March 31, 2009 includes $60.0 million associated with acquisitions and $17.3 million of letters of credit outstanding. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility.

(3)	Outstanding balance excludes $39.9 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Uses of Liquidity and Capital Resources

Redemption of 2.25% Notes.  During the first three months of 2009, we repurchased approximately $30.0 million par value of our outstanding 2.25% Notes. Total cash used in completing these redemption, excluding accrued interest of $0.1 million, was $13.5 million. We recognized a gain of $7.4 million on the repurchases, net of write offs related to debt cost and discounts related to the implementation of APB 14-1.

Repayment of Mortgage Facility.  During the first three months of 2009, we divested of a Ford franchise and the associated real estate located in Florida. The real estate was financed through our Mortgage Facility. We utilized $10.4 million of the proceeds received from the sale of the real estate to repay the associated outstanding balance on our Mortgage Facility. We also made regularly scheduled principle payments on the Mortgage Facility of $2.3 million during the three months ended March 31, 2009.

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

Dividends.  In February 2009, our Board of Directors indefinitely suspended the cash dividend on our common shares. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

Further, provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of March 31, 2009, our 8.25% Senior Subordinated Notes (the “8.25% Notes”) were the most restrictive agreement with respect to such limits. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our 8.25% Notes mature in 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates.  We have interest rate risk in our variable rate debt obligations and interest rate swaps. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt and interest rate swaps.

As of March 31, 2009, our outstanding 2.25% Notes and 8.25% Notes, which is primarily all of our fixed rate debt, totaled $265.3 million and had a fair value of $148.8 million. The total amount outstanding of our 2.25% Notes and 8.25% Notes excludes the impact on our 2.2.5% Notes discount adjustment of $56.2 million due to implementation of APB 14-1.

As of March 31, 2009, we had $581.8 million of variable-rate floorplan borrowings outstanding, $165.3 million of variable-rate mortgage facility borrowings outstanding and $60.0 million of variable-rate acquisition facility borrowings outstanding. Based on the aggregate amount, a 100 basis point change in interest rates would result in an approximate $8.4 million change to our interest expense. After consideration of the interest rate swaps described below, a 100 basis point increase would yield a net increase of $2.9 million.

We received $4.5 million of interest assistance from certain automobile manufacturers during the three months ended March 31, 2009. This assistance is reflected as a $6.5 million reduction of our new vehicle cost of sales for the three months ended March 31, 2009, and reduced our new vehicle inventory by $4.0 million at March 31, 2009. For the past three years, the reduction to our new vehicle cost of sales has ranged from approximately 50% to 103% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

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

At March 31, 2009, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive income totaled $29.2 million. The increase in net unrealized losses during the period was primarily a result of the decline in forward interest rates experienced during the three month period ended March 31, 2009 compared to forward interest rates for the year ended December 31, 2008. At March 31, 2009, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

In aggregate, as of March 31, 2009, we held interest rate swaps with aggregate notional amounts of $550 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The LIBOR rate increased during the three months ended March 31, 2009, from 0.45% at December 31, 2008, to 0.51% at March 31, 2009. These recent increases in the LIBOR rate have impacted the forward yield curves, associated with the fair value measurement of our interest rate derivative instruments, increasing our liability from $44.7 million as of December 31, 2008, to $46.7 million as of March 31, 2009.

Foreign Currency Exchange Rates.  As of March 31, 2009, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% increase in average exchange rates versus the U.S. Dollar would have resulted in a $2.1 million change to our revenues for the three months ended March 31, 2009.

Additional information about our market sensitive financial instruments was provided in our 2008 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors”

in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.	Exhibits

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.1*	—	Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10.2		—	Second Amendment to Revolving Credit Agreement dated effective January 1, 2009, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on March 17, 2009)
10	.3*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled 2009 Corporate Incentive Plan in Item 5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on March 17, 2009)
10	.4*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009 (Incorporated by reference to Exhibit 10.23 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date May 8, 2009

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.1*	—	Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10.2		—	Second Amendment to Revolving Credit Agreement dated effective January 1, 2009, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on March 17, 2009)
10	.3*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled 2009 Corporate Incentive Plan in Item 5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on March 17, 2009)
10	.4*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009 (Incorporated by reference to Exhibit 10.23 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement