Form 10-Q
period 2009-06-30
GROUP 1 AUTOMOTIVE INC
filed 2009-08-04
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of July 31, 2009, the registrant had 24,163,651 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
		(As adjusted(1))

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,527	$23,144
Contracts-in-transit and vehicle receivables, net	78,881	102,834
Accounts and notes receivable, net	59,513	67,350
Inventories	541,213	845,944
Deferred income taxes	15,129	18,474
Prepaid expenses and other current assets	39,016	38,878

Total current assets	756,279	1,096,624

PROPERTY AND EQUIPMENT, net	498,486	514,891
GOODWILL	501,397	501,187
INTANGIBLE FRANCHISE RIGHTS	154,922	154,597
OTHER ASSETS	18,657	20,815

Total assets	$1,929,741	$2,288,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$414,012	$693,692
Floorplan notes payable — manufacturer affiliates	85,481	128,580
Current maturities of long-term debt	13,197	13,594
Accounts payable	70,533	74,235
Accrued expenses	85,918	94,395

Total current liabilities	669,141	1,004,496

LONG-TERM DEBT, net of current maturities	476,083	536,723
DEFERRED INCOME TAXES	17,075	2,768
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	37,479	44,655
OTHER LIABILITIES	27,080	27,135

Total liabilities before deferred revenues	1,226,858	1,615,777

DEFERRED REVENUES	7,656	10,220
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,067 and 26,052 issued, respectively	261	261
Additional paid-in capital	348,592	351,405
Retained earnings	455,544	437,087
Accumulated other comprehensive loss	(29,606)	(38,109)
Treasury stock, at cost; 1,916 and 2,106 shares, respectively	(79,564)	(88,527)

Total stockholders’ equity	695,227	662,117

Total liabilities and stockholders’ equity	$1,929,741	$2,288,114

(1)	— Adjustments were made for the implementation of FSP Accounting Principles Bulletin 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion,” impacting historically reported amounts

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As adjusted(1))		(As adjusted(1))

REVENUES:
New vehicle retail sales	$608,592	$971,281	$1,155,884	$1,860,062
Used vehicle retail sales	249,770	298,593	474,629	602,588
Used vehicle wholesale sales	34,649	67,496	69,385	134,723
Parts and service sales	183,105	192,753	363,970	383,589
Finance, insurance and other, net	32,639	52,992	64,704	105,415

Total revenues	1,108,755	1,583,115	2,128,572	3,086,377
COST OF SALES:
New vehicle retail sales	573,612	908,262	1,091,430	1,739,899
Used vehicle retail sales	223,942	266,192	424,195	536,605
Used vehicle wholesale sales	33,541	68,290	67,333	135,458
Parts and service sales	86,545	88,960	171,845	175,426

Total cost of sales	917,640	1,331,704	1,754,803	2,587,388

GROSS PROFIT	191,115	251,411	373,769	498,989
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	151,113	195,337	304,347	390,399
DEPRECIATION AND AMORTIZATION EXPENSE	6,462	6,497	12,875	12,314
ASSET IMPAIRMENTS	2,040	—	2,135	—

INCOME FROM OPERATIONS	31,500	49,577	54,412	96,276
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(7,857)	(12,392)	(16,819)	(24,400)
Other interest expense, net	(7,576)	(9,016)	(14,539)	(18,779)
Gain on redemption of long-term debt	232	—	7,613	409
Other income (expense), net	(5)	(36)	(2)	314

INCOME BEFORE INCOME TAXES	16,294	28,133	30,665	53,820
PROVISION FOR INCOME TAXES	(6,212)	(10,854)	(12,208)	(20,636)

INCOME FROM CONTINUING OPERATIONS	$10,082	$17,279	$18,457	$33,184
DISCONTINUED OPERATIONS
Loss related to discontinued operations	—	(2,367)	—	(3,481)
Income tax benefit related to losses on discontinued operations	—	1,091	—	1,478

Loss from discontinued operations	—	(1,276)	—	(2,003)

NET INCOME	$10,082	$16,003	$18,457	$31,181

BASIC EARNINGS (LOSS) PER SHARE:
Earnings per share from continuing operations	$0.44	$0.77	$0.81	$1.47
Loss per share from discontinued operations	—	(0.06)	—	(0.09)

Earnings per share	$0.44	$0.71	$0.81	$1.38

Weighted average common shares outstanding	22,826	22,478	22,765	22,566
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings per share from continuing operations	$0.43	$0.77	$0.80	$1.46
Loss per share from discontinued operations	—	(0.06)	—	(0.09)

Earnings per share	$0.43	$0.71	$0.80	$1.37

Weighted average common shares outstanding	23,288	22,661	23,107	22,728
CASH DIVIDENDS PER COMMON SHARE	$—	$0.14	$—	$0.28

(1)	— Adjustments were made for the implementation of FSP Accounting Principles Bulletin 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion,” impacting historically reported amounts

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
		(As adjusted(1))

CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$18,457	$31,181
Net loss from discontinued operations	—	2,003
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	2,135	—
Depreciation and amortization	12,875	12,315
Deferred income taxes	14,901	20,812
Excess tax benefits from stock-based compensation	523	(178)
Gain on redemption of debt	(8,146)	(409)
Other	8,183	8,746
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Contracts-in-transit and vehicle receivables	24,147	44,182
Inventories	303,646	(44,274)
Prepaid expenses and other assets	(364)	15,212
Floorplan notes payable — manufacturer affiliates	(43,719)	(3,522)
Accounts payable and accrued expenses	(17,729)	(428)
Accounts and notes receivable	13,868	(970)
Deferred revenues	(2,564)	(2,838)

Net cash provided by operating activities, from continuing operations	326,213	81,832

Net cash provided by (used in) operating activities, from discontinued operations	—	(13,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,361)	(114,994)
Cash paid in acquisitions, net of cash received	(3,754)	(48,389)
Proceeds from sales of franchises, property and equipment	21,052	18,445
Other	1,683	1,088

Net cash provided by (used in) investing activities, from continuing operations	9,620	(143,850)

Net cash provided by (used in) investing activities, from discontinued operations	—	23,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	1,072,539	2,876,729
Repayments on credit facility — Floorplan Line	(1,352,219)	(2,771,438)
Repayments on credit facility — Acquisition Line	(100,000)	(150,000)
Borrowings on credit facility — Acquisition Line	80,000	65,000
Borrowings on mortgage facility	27,850	54,625
Principal payments on mortgage facility	(14,936)	(3,236)
Principal payments of long-term debt related to real estate loans	(32,528)	—
Borrowings of long-term debt related to real estate purchases	—	33,515
Redemption of other long-term debt	(17,479)	(17,762)
Principal payments of other long-term debt	(1,226)	(5,050)
Proceeds from issuance of common stock to benefit plans	1,367	1,990
Excess tax benefits from stock-based compensation	(523)	178
Mortgage debt refinance charges	(534)	—
Debt issue costs	—	(365)
Dividends paid	—	(6,483)
Borrowings on other facilities for acquistions	—	1,490

Net cash provided by (used in) financing activities, from continuing operations	(337,689)	79,193

Net cash provided by (used in) financing activities, from disontinued operations	—	(21,103)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,239	(30)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(617)	5,720
CASH AND CASH EQUIVALENTS, beginning of period	23,144	34,248

CASH AND CASH EQUIVALENTS, end of period	$22,527	$39,968

(1)	— Adjustments were made for the implementation of FSP Accounting Principles Bulletin 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion,” impacting historically reported amounts

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, In thousands)

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	on Interest	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total

BALANCE, December 31, 2008 (As adjusted(1))	26,052	$261	$351,405	$437,087	$(27,909)	$(285)	$(9,915)	$(88,527)	$662,117
Comprehensive income:
Net Income	—	—	—	18,457	—	—	—	—	18,457
Interest rate swap adjustment, net of tax provision of $2,691	—	—	—	—	4,484	—	—	—	4,484
Gain on investments, net of tax provision of $148	—	—	—	—	—	246	—	—	246
Unrealized gain on currency translation	—	—	—	—	—	—	3,773	—	3,773

Total comprehensive income									26,960
Issuance of common and treasury shares to employee benefit plans	(215)	(2)	(9,090)	—	—	—	—	8,963	(129)
Proceeds from sales of common stock under employee benefit plans	125	1	1,365	—	—	—	—	—	1,366
Issuance of restricted stock	134	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(29)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,427	—	—	—	—	—	5,427
Tax effect from options exercised and the vesting of restricted shares	—	—	(514)	—	—	—	—	—	(514)

BALANCE, June 30, 2009	26,067	$261	$348,592	$455,544	$(23,425)	$(39)	$(6,142)	$(79,564)	$695,227

(1)	— Adjustments were made for the implementation of FSP Accounting Principles Bulletin 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion,” impacting historically reported amounts

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the United States of America (the “U.S.”) and in the towns of Brighton, Hailsham and Worthing in the United Kingdom (the “U.K.”). Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing; sell vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1”.

As of June 30, 2009, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (39 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (45 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. In addition, the Company’s international operations consist of three dealerships in the U.K. that are managed locally with direct reporting responsibilities to the Company’s corporate management team.

During the three months ended June 30, 2009, Chrysler LLC (“Chrysler”) and General Motors Corporation (“General Motors”) filed for protection under the bankruptcy laws of the U.S. The Company owns and operates eight Chrysler brand dealerships, all of which contain Chrysler, Jeep and Dodge franchises, and seven General Motors brand dealerships, five of which contain Chevrolet franchises only and two of which contain Buick, Pontiac and GMC franchises. And although both Chrysler and General Motors terminated a number of their dealer franchise agreements in conjunction with their respective bankruptcies and restructuring efforts, the Company retained each of these dealership franchises. While the comprehensive impact of the bankruptcies and subsequent business restructurings of Chrysler and General Motors on the Company will not be fully known for some time, the Company has continued to collect its receivables from both Chrysler and General Motors and did not experience a significant decline in the valuation of its vehicle and parts inventory as of June 30, 2009. See Note 11 for discussion of contractual commitments.

Also, during the three months ended June 30, 2009, Chrysler Financial and GMAC, the two financing subsidiaries of Chrysler and General Motors, separated from their manufacturer affiliates. As a result, GMAC continued to provide services to support the financing of General Motor vehicle purchases and assumed support from Chrysler Financial for the financing of Chrysler vehicle purchases. Prior to these events, the Company relied upon Chrysler Financial and GMAC to finance a portion of the new and used retail vehicle sales for its customers and, subsequently, will continue to rely upon GMAC for these financing services. However, the operational and financial impact on the Company of the separation of Chrysler Financial or GMAC from their respective affiliated manufacturer and the assumption by GMAC of Chrysler Financial financing support is not predictable at this time, but could be adverse to the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation. The Company has evaluated subsequent events through August 4, 2009, which represents the date the financial statements were issued.

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

Fair Value of Financial Instruments

The Company’s financial instruments consists primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of June 30, 2009 and December 31, 2008, the Company’s 8.25% Senior Subordinated Notes due 2013 had a carrying value, net of applicable discount, of $73.1 million and $72.9 million, respectively, and a fair value, based on quoted market prices, of $63.4 million and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$48.9 million, respectively. Also, as of June 30, 2009 and December 31, 2008, the Company’s 2.25% Convertible Senior Notes due 2036 had a carrying value, net of applicable discount, of $132.8 million and $155.3 million, respectively, and a fair value, based on quoted market prices, of $121.1 million and $95.1 million, respectively. The Company’s derivative financial instruments are recorded at fair market value. See Note 8 for further details regarding the Company’s derivative financial instruments.

Long-Lived Assets

The Company reviews long-lived assets for impairment when evidence exists that the carrying value of such assets may not be recoverable (i.e., triggering events). This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than the future undiscounted cash flow estimate, then it is required to be written down to its fair value. During the three months ended June 30, 2009, the Company recognized an impairment on certain real estate holdings of $2.0 million.

Goodwill

The Company defines its reporting units as each of its three regions and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of business acquired over the fair value of the net tangible and intangible assets acquired. Annually, the Company performs a fair valuation of its goodwill and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise which would indicate such a change in the fair value of the non-financial asset (i.e., an impairment indicator). In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. To the extent the carrying value of the goodwill exceeds the implied fair value, an impairment charge equal to the difference is recorded. During the six months ended June 30, 2009, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of the franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at June 30, 2009 and December 31, 2008 in the accompanying consolidated balance sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred. In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that has been recorded by using a direct value method, discounted cash flow model as required by SFAS 141 and Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”). During the six months ended June 30, 2009, the Company did not identify

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an impairment indicator relative to its intangible franchise rights. Prior to the bankruptcy declarations of Chrysler and General Motors, the Company impaired all of its intangible franchise rights that had been capitalized in association with such franchises. Therefore, no impairment evaluation was required during the six months ended June 30, 2009.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”), which changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141(R) was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 31, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. Effective January 1, 2009, the Company adopted SFAS 141(R). Such adoption did not have a material impact the Company’s financial position or results of operations for the three or six months ended June 30, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as it related to non-financial assets and non-financial liabilities, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company, as of January 1, 2009, adopted the provisions of this statement and included the appropriate disclosures surrounding non-financial assets and liabilities, as applicable. The adoption did not have a material impact on the Company’s results of operations or financial position.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157, in a market that is not active and provides guidance in determining the fair value of financial assets when the market for that financial asset is not active. FSP 157-3 permits the use of broker quotes when performing the valuation of financial assets. However, FSP 157-3 requires management to utilize considerable judgment when market circumstances surrounding such quotes are based upon inactive market price quotes or trading activity levels which may not reflect the true value of market transactions. The application of FSP 157-3 was effective upon issuance. The Company has adopted FSP 157-3 and determined it did not have a material effect on its current valuation methods and did not affect the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires disclosure of: (1) the objectives of derivative instruments and hedging activities, (2) the method of accounting for such instruments and activities under SFAS No. 133 and its related interpretations, and (3) the effects of such instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 encouraged but did not require comparative disclosures for earlier periods at initial application. SFAS 161 was effective for financial statements issued for years and interim periods

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning after November 15, 2008, with early application encouraged. As of January 1, 2009, the Company adopted this statement with no financial impact. The Company enhanced its disclosures contained within its consolidated financial statements. See qualitative and quantitative disclosures regarding our derivative financial instruments and required tabular presentation in Note 8.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 enhances the guidance over the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The measurement provision of this standard will apply only to intangible assets acquired after the effective date. On January 1, 2009, the Company adopted the provisions of this statement with no impact on the Company’s assessment of the appropriate useful life of its intangible assets.

In May 2008, the FASB finalized FSP Accounting Principle Bulletin (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including the Company’s 2.25% Convertible Senior Notes, due 2036 (the “2.25% Notes”). For convertible debt instruments that may be settled entirely or partially in cash upon conversion, APB 14-1 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company adopted APB 14-1 on January 1, 2009 and retrospectively restated all applicable prior year financial information to comply with this standard. The adoption of APB 14-1 for the Company’s 2.25% Notes required the equity component of the 2.25% Notes to be initially included in the paid-in-capital section of stockholders’ equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Notes, which is amortized as non-cash interest expense through 2016 (the date that the 2.25% Notes are first puttable to the Company). Adjustments were made for the implementation of APB 14-1 impacting historically reported amounts for other interest expense, gain on redemption of long-term debt, provision for income taxes, long-term debt, deferred tax liabilities, retained earnings and additional paid-in-capital. As of December 31, 2008, the impact of these adjustments decreased long-term debt by $65.3 million, increased net deferred tax liabilities by $24.5 million, decreased retained earnings by $23.2 million and increased additional paid in capital by $64.0 million. For the three and six months ended June 30, 2008, the impact of these adjustments decreased income from continuing operations before income taxes by $2.0 million and $3.9 million, decreased net income by $1.2 million and $2.4 million and decreased diluted earnings per share by $0.05 and $0.11 per share, respectively. At the debt level outstanding as of June 30, 2009, the Company anticipates that the ongoing annual impact of APB 14-1 will be to increase non-cash interest expense and decrease income from continuing operations before income taxes by $5.6 million. See Note 7 for further details regarding this accounting pronouncement and its impact on the Company.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amend the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP SFAS 107-1 and APB 28-1 are effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. In periods after initial adoption, FSP SFAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. On April 1, 2009, the Company adopted FSP

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 107-1 and APB 28-1. As the result of the adoption of FSP SFAS 107-1 and APB 28-1, the Company enhanced its disclosures contained within its consolidated financial statements. See additional disclosures regarding our fair value measurements in Note 10.

In April 2009, the FASB issued FSP 157-4 , “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 emphasizes the objective of a fair value measurement as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants, with consideration given to the correlation of the fair value measurement and significant decrease in the volume and level of activity of the related assets and liabilities. FSP 157-4 provides various factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the significance of available information may be needed to determine the appropriate fair value. FSP 157-4 also requires increased disclosures. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. On April 1, 2009 the Company adopted FSP 157-4, which did not have any material impacts on its results of operations or financial position.

In April 2009, the FASB issued FSP SFAS 115-2 and FSP SFAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to communicate more effectively when an OTTI event has occurred. FSP 115-2 and FSP 124-2 amend the OTTI guidance in GAAP for debt securities. The new guidance improves the presentation and disclosure of OTTI on investment securities and changes the calculation of the OTTI recognized in earnings in the financial statements. FSP 115-2 and FAP 124-2 do not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP 115-2 and FSP 124-2 are effective and are to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 115-2 and SFAS 124-2 on April 1, 2009, without a material impact to its results of operations or financial position.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP 141(R)-1”) which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, FSP 141(R)-1 eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). FSP 141(R)-1 is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has applied the provisions of FSP 141(R)-1 for all applicable business combination transactions as of January 1, 2009 and adopted this statement without a material impact on it operations or financials position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), to be effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued.” This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted SFAS 165 on April 1, 2009.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), which amends the derecognition guidance in SFAS 140, “Accounting for Transfers and Servicing of Financial Assts and Extinguishments of Liabilities” (“SFAS 140”). SFAS 166 addresses concerns expressed by the Securities and Exchange Commission (“SEC”) about the accounting and disclosures required by SFAS 140 in the wake of the subprime mortgage crisis and the deterioration of the global credit markets. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is currently assessing the impact that the adoption of SFAS 166 will have on its financial statements, but does not expect a significant impact from this pronouncement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” SFAS 167 is intended to improve financial reporting by enterprises involved with variable interest entities. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is currently assessing the impact SFAS 167 will have on its financial statements, but does not expect a significant impact from this pronouncement.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which amends SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently assessing the impact SFAS 168 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

3.	STOCK-BASED COMPENSATION PLANS:

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

Under the Company’s 2007 Long Term Incentive Plan (the “Incentive Plan”), 6.5 million shares of common stock are available for issuance through the duration of the plan, which expires on March 8, 2017. The Incentive Plan reserves shares of common stock for grants to directors, officers and other employees of the Company and its subsidiaries of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) at the fair value of each stock option as of the date of grant and, stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards at the market price at the date of grant. As of June 30, 2009, there were 1,105,934 shares available under the Incentive Plan for future grants of these awards.

Stock Option Awards

The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company has not issued stock option awards since November 2005. The following summary

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presents information regarding outstanding options as of June 30, 2009, and the changes during the six months then ended:

		Weighted
		Average
	Number	Exercise Price

Options outstanding, December 31, 2008	169,544	$29.00
Grants	—	—
Exercised	(3,300)	16.17
Forfeited	(2,000)	22.93

Options outstanding, June 30, 2009	164,244	$29.33

Options vested or expected to vest at June 30, 2009	164,161	$29.33

Options exercisable at June 30, 2009	156,804	$29.39

Restricted Stock Awards

Beginning in 2005, the Company began granting restricted stock awards or, at the recipient’s election, phantom stock awards to directors and certain employees at no cost to the recipient, pursuant to the Incentive Plan. In November 2006, the Company began to grant performance awards to certain employees at no cost to the recipient, pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant, but are restricted from disposition for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. Performance awards are considered outstanding at the date of grant, but are restricted from disposition based on time and the achievement of certain performance criteria established by the Company. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

A summary of these awards as of June 30, 2009, and the changes during the six months then ended, is as follows:

		Weighted
		Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2008	1,242,960	$21.67
Granted	132,006	12.50
Vested	(112,104)	24.23
Forfeited	(18,500)	19.92

Nonvested at June 30, 2009	1,244,362	$20.49

Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. During May 2009, the Company’s stockholders approved an amendment to the Purchase Plan, increasing the total number of shares available from 2.5 million to 3.5 million. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2009, there were 1,141,269 shares remaining available for future issuance under the Purchase Plan. During the six months ended June 30, 2009 and 2008, the Company issued 125,211 and 108,101 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $5.71 and $5.45 during the six months ended June 30, 2009 and 2008, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

All Stock-Based Payment Arrangements

Total stock-based compensation cost was $3.2 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $5.4 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively. Cash received from vested restricted stock awards, option exercises and Purchase Plan purchases was $1.4 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively. Additional paid-in capital was reduced by $0.5 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $1.0 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $1.6 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will reissue treasury shares, if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares to be issued under the Purchase Plan.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	EARNINGS PER SHARE:

Basic EPS is computed by dividing net income by the weighted average shares outstanding (excluding dilutive securities). Diluted EPS is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
		(As adjusted(1))		(As adjusted(1))

Net income (loss) from:
Continuing operations, net of income taxes	$10,082	$17,279	$18,457	$33,184
Discontinued operations, net of income taxes	—	(1,276)	—	(2,003

Net Income	$10,082	$16,003	$18,457	$31,181

Weighted average basic shares outstanding	22,826	22,478	22,765	22,566
Dilutive effect of stock options, net of assumed repurchase of treasury stock	4	14	2	14
Dilutive effect of restricted stock, net of assumed repurchase of treasury stock	458	169	340	148

Weighted average diluted shares outstanding	23,288	22,661	23,107	22,728

Earnings (loss) per share from:
Basic:
Continuing operations, net of income taxes	$0.44	$0.77	$0.81	$1.47
Discontinued operations, net of income taxes	—	(0.06)	—	(0.09)

Net Income	$0.44	$0.71	$0.81	$1.38

Diluted:
Continuing operations, net of income taxes	$0.43	$0.77	$0.80	$1.46
Discontinued operations, net of income taxes	—	(0.06)	—	(0.09)

Net Income	$0.43	$0.71	$0.80	$1.37

(1)	— Adjustments were made for the implementation of FSP Accounting Principles Bulletin 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion,” impacting historically reported amounts

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards were 0.5 million and 0.4 million for the three months ended June 30, 2009 and 2008, respectively, and 0.5 million and 0.6 million for the six months ended June 30, 2009 and 2008, respectively.

If the Company’s 2.25% Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under its 2.25% Notes and the warrants sold in connection with the 2.25% Notes. Since the average price of the Company’s common stock for the six months ended June 30, 2009 was less than $59.43, no net shares were issuable under the 2.25% Notes or the warrants.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INCOME TAXES:

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K., as a result of its dealership acquisitions in March 2007. The effective income tax rate of 38.1% of pretax income from continuing operations for the three months ended June 30, 2009 differed from the federal statutory rate of 35.0% due primarily to the taxes provided for the taxable state jurisdictions in which the Company operates.

For the six months ended June 30, 2009, the Company’s effective tax rate related to continuing operations increased to 39.8% from 38.3% for the same period in 2008. The increase was primarily due to changes in certain state tax laws and rates, the mix of pretax income from continuing operations from the taxable state jurisdictions in which the Company operates and certain goodwill associated with a dealership disposed of during the six months ended June 30, 2009 that was not deductible for tax purposes.

As of June 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor accrue any interest for the six months ended June 30, 2009.

Taxable years 2004 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

6.	CREDIT FACILITIES:

The Company has a $1.35 billion revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million real estate credit facility (the “Mortgage Facility”) for financing of real estate expansion, as well as, arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as Current Liabilities.

Revolving Credit Facility

The Revolving Credit Facility expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The first $37.5 million of available funds on the Acquisition Line carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment to the Revolving Credit Facility on March 19, 2007, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of June 30, 2009, after considering outstanding balances of $414.0 million, the Company had $586.0 million of available floorplan capacity under the Floorplan Line. Included in the $586.0 million available balance under the Floorplan Line is $44.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.2% as of June 30, 2009. Under the Acquisition Line, the Company had $30.0 million of outstanding borrowings at June 30, 2009. After considering $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $106.0 million of available borrowing capacity as of June 30, 2009. The interest rate on the Acquisition Line was 2.3% as of June 30, 2009. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company. The amount available for cash dividends and share repurchases will increase in future periods by 50% of the Company’s cumulative net income (as defined in terms of the Revolving Credit Facility), the net proceeds from stock option exercises and certain other items, and decrease by subsequent payments for cash dividends and share repurchases. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding greater than one year.

As of June 30, 2009, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. In January 2009, the Company amended the Revolving Credit Facility to, among other things, exclude the impact of APB 14-1 from all covenant calculations.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. During June 2009, the Company amended its FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of June 30, 2009, the Company had an outstanding balance of $43.4 million with an available floorplan capacity of $106.6 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of June 30, 2009, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility

In 2007, the Company entered into a five-year term real estate credit facility (the “Mortgage Facility”) with Bank of America, N.A. that matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions. The proceeds

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Mortgage Facility are used for acquisitions of real property associated with the Company’s dealerships and other operations. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. The interest rate of the Mortgage Facility as of June 30, 2009 was 1.4%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required for each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which $0.5 million has been amortized as of June 30, 2009.

The Mortgage Facility is guaranteed by the Company and essentially all of the existing and future direct and indirect domestic subsidiaries of the Company that guarantee or are required to guarantee the Company’s Revolving Credit Facility. So long as no default exists, the Company is entitled to (i) sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, (ii) remove it from the facility, (iii) repay in full the entire outstanding balance of the loan relating to such sold property, and then (iv) increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by the Company and located at or near a vehicle dealership operated by a subsidiary of the Company or otherwise used or to be used by a vehicle dealership operated by a subsidiary of the Company. As of June 30, 2009, available borrowings from the Mortgage Facility totaled $44.1 million.

During the six months ended June 30, 2009, the Company paid down $4.5 million in regular principal payments against the Mortgage Facility, plus an additional $10.4 million from the proceeds of a Ford dealership disposition in March 2009. During the three months ended June 30, 2009, the Company utilized $27.9 million of borrowings on the Mortgage Facility to refinance the Company’s March 2008 and June 2008 Real Estate Loans. See Note 7 for further details related to the payment of the March 2008 and June 2008 Real Estate Loans. As of June 30, 2009, borrowings under the facility totaled $190.9 million, with $10.2 million recorded as a Current Maturity of Long-Term Debt in the accompanying Consolidated Balance Sheet.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of June 30, 2009, the Company was in compliance with all applicable covenants and ratios under the Mortgage Facility.

Other Credit Facilities

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2009 and 2010. The weighted average interest rate charged as of June 30, 2009 was approximately 4.2%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time. The Company also receives interest assistance from certain automobile manufacturers. The assistance has ranged from approximately 49.9% to 103.1% of the Company’s floorplan interest expense over the past three years.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
		(As adjusted(1))

2.25% Convertible Senior Notes due 2036 (principal of $187,753 and $224,500, respectively)	$132,848	$155,333
8.25% Senior Subordinated Notes due 2013 (principal of $74,600)	73,112	72,962
Mortgage Facility (see Note 6)	190,912	177,998
Other Real Estate Related and Long-Term Debt	22,165	52,965
Capital lease obligations related to real estate, maturing in varying amounts through April 2023	40,243	41,059
Acquisition line (see Note 6)	30,000	50,000

	$489,280	$550,317
Less current maturities	13,197	13,594

	$476,083	$536,723

(1)	— Adjustments were made for the implementation of FSP Accounting Principles Bulletin 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion,” impacting historically reported amounts

2.25% Convertible Senior Notes

On January 1, 2009, the Company adopted and retrospectively applied APB 14-1, which requires an entity to separately account for the liability and equity component of a convertible debt instrument in a manner that reflects the issuer’s economic interest cost. The adoption of APB 14-1 required the equity component of the Company’s 2.25% Notes to be initially included in the paid-in-capital section of stockholder’s equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Notes, which is amortized as non-cash interest expense through 2016 (the date that the 2.25% Notes are first puttable to the Company).

Upon implementation of APB 14-1, the Company determined the fair value of a non-convertible debt instrument using the estimated effective interest rate for similar debt with no convertible features. The effective interest rate of 7.8% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The Company utilized a ten year term for the assessment of the fair value of its convertible debt with any currently remaining discount amortization to be amortized over the next seven years.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, December 31, 2008 and June 26, 2006 (the date of issuance of the 2.25% Notes), the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	June 30,	December 31,	June 26,
	2009	2008	2006
	(Dollars in thousands)

Carrying amount of equity component	$65,545	$65,545	$65,545
Allocated underwriter fees, net of taxes	(1,475)	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)	(58)

Total net equity component	$64,012	$64,012	$64,012

Deferred income tax component	$19,432	$24,461	$38,408

Principal amount of 2.25% Notes	$187,753	224,500	$287,500
Unamortized discount	(52,837)	(66,561)	(104,873)
Unamortized underwriter fees	(2,068)	(2,606)	(4,109)

Net carrying amount of liability component	$132,848	$155,333	$178,518

Net Impact of APB 14-1 on retained earnings	$(31,792)	$(23,249)	$—

Effective interest rate of liability component	7.8%	7.8%	7.8%
Year-to-date contractual interest expense	$2,153	$6,311	$—
Year-to-date discount amortization	3,037	8,147	—
Unamortized debt issuance cost	83	104	163

During the six months ended June 30, 2009, the Company repurchased $36.7 million par value of the 2.25% Notes for $17.3 million in cash and realized a net gain of $8.2 million (after adjustments from the implementation of APB 14-1) included in the Consolidated Statement of Operations. In conjunction with the repurchases, $11.1 million of unamortized costs were written off, including the APB 14-1 discount, underwriters’ fees and debt issuance costs. The unamortized cost of the related purchased options acquired at the time the repurchased 2.25% Notes were issued, $11.8 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the Company’s tax gain. Accordingly, the Company recorded a proportionate reduction in its deferred tax assets. No value was attributed to the equity component of the 2.25% Notes at the time of the redemption and, therefore, no adjustment to additional paid-in-capital was recognized.

Real Estate Notes

In March 2008, the Company executed a series of four note agreements with a third-party financial institution for an aggregate principal of $18.6 million (the “March 2008 Real Estate Notes”) to finance the purchase of real estate associated with one of its dealership operations. In April 2009, the Company repaid $3.1 million of the then outstanding balance and refinanced the remaining $14.7 million through borrowings under the Mortgage Facility.

In June 2008, the Company executed a bridge loan agreement with a third-party financial institution for an aggregate principal of approximately $15.0 million (the “June 2008 Real Estate Note”) to facilitate the acquisition of a dealership-related building and the associated land. In April 2009, the Company repaid $1.0 million of the then outstanding balance and refinanced the remaining $13.2 million through borrowings under the Mortgage Facility.

In conjunction with the refinancing of the March 2008 and June 2008 Real Estate Notes, the Company recognized an aggregate prepayment penalty of $0.5 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Line

During the six months ended June 30, 2009, the Company repaid a net $20 million of the outstanding borrowings under its Acquisition Line.

8.	DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

The periodic interest rates of the Revolving Credit Facility and the Mortgage Facility are indexed to one-month LIBOR rates plus an associated company credit risk rate. In order to stabilize earnings exposure related to fluctuations in LIBOR rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable LIBOR interest rate exposure for a fixed interest rate over the same terms as the Revolving Credit Facility and the Mortgage Facility.

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

During the six months ended June 30, 2009, the Company did not enter into any new interest rate swaps. As of June 30, 2009 and December 31, 2008, the Company held interest rate swaps of $550.0 million in notional value that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. At June 30, 2009, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. Included in its Consolidated Balance Sheet as liabilities from interest rate risk management activities, the fair value of the Company’s derivative financial instruments was $37.5 million and $44.7 million as of June 30, 2009 and December 31, 2008, respectively. Included in accumulated other comprehensive loss at June 30, 2009 and 2008 are unrealized losses, net of income taxes, totaling $23.4 million and $9.6 million, respectively, related to these hedges. For the three and six months ended June 30, 2009, respectively, the impact of these interest rate hedges increased floorplan interest expense by $5.0 million and $10.6 million; for the three and six months ended June 30, 2008, respectively, the impact of these interest rate hedges increased floorplan interest expense by $2.9 million and $4.2 million. Total floorplan interest expense was $7.9 million and $12.4 million for the three months ended June 30, 2009 and 2008, respectively, and $16.8 million and $24.4 million for the six months ended June 30, 2009 and 2008, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilizes foreign currency hedge contracts to minimize the impact of currency fluctuations related to intercompany transactions between its U.K. and U.S. affiliates. The Company measures these foreign currency contracts utilizing an income approach, measuring the fair value of these contracts based upon the underlying transaction value at contracted exchange rates. The Company contracts an initial rate of borrowing offset by a forward rate of borrowing at the inception of the contract, upon which the present value totals are based. The hedge contracts are executed with identical maturity and notional amounts to the underlying transactions, which serves to minimize the income statement impact from fluctuations in the currency rates. The Company believes that the valuation measurement inputs of these hedge contracts are readily observable in the market and can be obtained from market sources or quotes for similar instruments in the market and as such has classified these contracts within Level 2 of the SFAS 157 hierarchy framework. The Company has designated these transactions as fair value hedges with the fair value of the contract being presented as other assets or other liabilities within the Company’s Consolidated Balance Sheet. Ineffectiveness related to these contracts, which totaled less than $10 thousand for the three months ended June 30, 2009, is recognized as other income or expense in the Company’s Consolidated Statement of Operations. See Note 10 for additional details regarding the fair value of these contracts on our Consolidated Balance Sheet.

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

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statement of Operations and Consolidated Balance Sheets. The Company had no material gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statement of Operations for either the June 30, 2009 or 2008 periods, respectively.

Effect of Derivative Instruments on the Consolidated Balance Sheets
	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from OCI into Statement of Operations
Derivatives in SFAS 133	Six Months Ended June 30,		from OCI into Statement of	Six Months Ended June 30,
Cash Flow Hedging Relationship	2009	2008	Operations	2009	2008
	(In thousands)			(In thousands)

Interest rate swap contracts	$4,484	$496	Floorplan interest expense	$(10,625)	$(4,179)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	PROPERTY AND EQUIPMENT:

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives in	June 30,	December 31,
	Years	2009	2008
		(In thousands)

Land	—	$174,152	$181,460
Buildings	30 to 40	231,779	226,166
Leasehold improvements	up to 30	75,195	70,850
Machinery and equipment	7 to 20	57,980	56,083
Furniture and fixtures	3 to 10	58,636	57,643
Company vehicles	3 to 5	10,382	10,945
Construction in progress		5,250	17,871

Total		613,374	621,018
Less accumulated depreciation and amortization		114,888	106,127

Property and equipment, net		$498,486	$514,891

During the six months ended June 30, 2009, the Company incurred $9.4 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities.

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

The Company evaluated its financial and non-financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of SFAS 157, as discussed below. See Note 8 for disclosures related to interest rate and foreign currency exchange derivatives.

Marketable Securities, Debt Instruments, and Hedge Contracts

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

The Company, within its trusts accounts, holds investments in debt instruments, such as government obligations and other fixed income securities. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the SFAS 157 hierarchy framework.

The fair value of our short-term investments, debt securities and interest rate derivative financial instruments as of June 30, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets
Marketable securities	$2,699	$—	$—	$2,699
Foreign currency exchange derivative		1,090		1,090
Debt securities	—	6,786	—	6,786

Total	$2,699	$7,876	$—	$10,575

Liabilities
Interest rate derivative financial instruments	$—	$37,479	$—	$37,479

Long-Lived Assets

When triggering events require the Company to perform an impairment assessment and to estimate the fair market value of its long-lived assets, the Company utilizes a discounted cash flow approach. This approach requires the Company’s management to make assumptions regarding the future cash flows and useful life of the long-lived assets, as well as the Company’s weighted average cost of capital, based upon currently available information and reasonable and supportable assumptions. In accordance with SFAS 157, the Company believes the inputs utilized in its fair value measurement of its long-lived assets are primarily unobservable inputs, as described above and has categorized these assets within Level 3 of the SFAS 157 hierarchy.

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

Through relationships with insurance companies, the Company’s dealerships sold credit insurance policies to its vehicle customers and received payments for these services. Allegations have been made against insurance companies with which the Company does business that these insurance companies did not have adequate monitoring processes in place and, as a result, failed to remit to policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of the Company’s dealerships have received notice from insurance companies advising that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. To date, the Company has paid out $1.5 million in the aggregate to settle its contractual obligations with the insurance companies. The commissions received on the sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” As such, a portion of any payout would be offset against deferred revenue, while the remainder would be recognized as a finance and insurance chargeback expense. The Company believes it has meritorious defenses that it will pursue for a portion of these chargebacks, but anticipates paying some additional amount of claims or probable settlements in the future; however, the exact amounts cannot be determined with any certainty at this time.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $33.0 million at June 30, 2009. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. Of the total obligation, $9.9 million of the remaining rental payment obligations are associated with facilities being operated as a Chrysler Brand or GM Brand dealership. The Company’s exposure under each of these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

12.	COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income for three and the six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
		(As adjusted(1))		(As adjusted(1))

Net income	$10,082	$16,003	$18,457	$31,181
Other comprehensive income:
Change in fair value of interest rate derivatives	5,736	11,263	4,484	496
Unrealized gain (loss) on investments	133	(61)	246	10
Gain (loss) on currency translations	4,253	11	3,773	(43)

Total comprehensive income	$20,204	$27,216	$26,960	$31,644

(1)	— Adjustments were made for the implementation of FSP Accounting Principles Bulletin 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion,” impacting historically reported amounts

13.	DISPOSITIONS AND ACQUISITIONS:

During the first six months of 2009, the Company disposed of two dealership franchises, one of which included property related to the dealership. Consideration received for these franchises totaled $20.8 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance.

During the first six months of 2009, the Company acquired one Hyundai franchise located in Texas. Consideration paid for the franchise totaled $3.8 million.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
	(In thousands)

Revenues	$23,009	$49,192
Loss on the sale of discontinued operations before income taxes	(2,367)	(3,481)
Income tax benefit	1,091	1,478

Net loss from discontinued operations	$(1,276)	$(2,003)

The Company allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations.

15.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following tables include condensed consolidating financial information as of June 30, 2009, and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008, for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Senior Subordinated Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited, In thousands)
June 30, 2009

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,527	$—	$—	$19,768	$2,759
Accounts and other receivables, net	138,394	—	—	133,736	4,658
Inventories	541,213	—	—	530,878	10,335
Deferred and other current assets	54,145	—	—	41,133	13,012

Total current assets	756,279	—	—	725,515	30,764
PROPERTY AND EQUIPMENT, net	498,486	—	—	475,546	22,940
GOODWILL AND OTHER INTANGIBLES	656,319	—	—	649,171	7,148
INVESTMENT IN SUBSIDIARIES	—	(900,722)	900,722	—	—
OTHER ASSETS	18,657	—	2,844	5,384	10,429

Total assets	$1,929,741	$(900,722)	$903,566	$1,855,616	$71,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$414,012	$—	$—	$414,012	$—
Floorplan notes payable — manufacturer affiliates	85,481	$—	—	78,618	6,863
Current maturities of long-term debt	13,197	—	—	12,557	640
Accounts payable	70,533	—	—	62,875	7,658
Intercompany accounts payable	—	—	178,732	(162,548)	(16,184)
Accrued expenses	85,918	—	—	84,672	1,246

Total current liabilities	669,141	—	178,732	490,186	223
LONG TERM DEBT, net of current maturities	476,083	—	—	460,035	16,048
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	37,479	—	—	37,479	—
DEFERRED AND OTHER LIABILITIES	44,155	—	—	42,446	1,709

Total liabilities before deferred revenues	1,226,858	—	178,732	1,030,146	17,980
DEFERRED REVENUES	7,656	—	—	1,388	6,268
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	695,227	(900,722)	724,833	824,084	47,032

Total liabilities and stockholders’ equity	$1,929,741	$(900,722)	$903,566	$1,855,616	$71,281

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited, In thousands)
Three Months Ended June 30, 2009

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries

Revenue	$1,108,755	$—	$—	1,079,278	$29,477
Cost of Sales	917,640	—	—	892,255	25,385

Gross profit	191,115	—	—	187,023	4,092
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	151,113	—	957	146,535	3,621
DEPRECIATION AND AMORTIZATION EXPENSE	6,462	—	—	6,175	287
ASSET IMPAIRMENTS	2,040	—	—	2,040	—

INCOME (LOSS) FROM OPERATIONS	31,500	—	(957)	32,273	184
OTHER INCOME (EXPENSE)
Floorplan interest expense	(7,857)	—	—	(7,733)	(124)
Other interest expense, net	(7,576)	—	—	(7,452)	(124)
Gain on redemption of long-term debt	232	—	—	232	—
Other income, net	(5)	—	—	(5)	—
Equity in earnings of subsidiaries	—	(11,039)	11,039	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,294	(11,039)	10,082	17,315	(64)
BENEFIT (PROVISION) FOR INCOME TAXES	(6,212)	—	—	(6,248)	36

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,082	(11,039)	10,082	11,067	(28)

NET INCOME (LOSS)	$10,082	$(11,039)	$10,082	$11,067	$(28)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited, In thousands)
Three Months Ended June 30, 2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
			(As adjusted)

Revenue	$1,583,115	$—	$—	$1,534,759	$48,356
Cost of Sales	1,331,704	—	—	1,289,734	41,970

Gross profit	251,411	—	—	245,025	6,386
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	195,337	—	1,074	189,367	4,896
DEPRECIATION AND AMORTIZATION EXPENSE	6,497	—	—	6,150	347

INCOME (LOSS) FROM OPERATIONS	49,577	—	(1,074)	49,508	1,143
OTHER INCOME (EXPENSE)
Floorplan interest expense	(12,392)	—	—	(12,092)	(300)
Other interest expense, net	(9,016)	—	—	(8,962)	(54)
Other expense, net	(36)	—	—	(26)	(10)
Equity in earnings of subsidiaries	—	(17,077)	17,077	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,133	(17,077)	16,003	28,428	779
PROVISION FOR INCOME TAXES	(10,854)	—	—	(10,578)	(276)

INCOME (LOSS) FROM CONTINUING OPERATIONS	17,279	(17,077)	16,003	17,850	503
LOSS RELATED TO DISCONTINUED OPERATIONS	(1,276)	—	—	(1,276)	—

NET INCOME (LOSS)	$16,003	$(17,077)	$16,003	$16,574	$503

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited, In thousands)
Six Months Ended June 30, 2009

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries

Revenue	$2,128,572	$—	$—	$2,076,171	$52,401
Cost of Sales	1,754,803	—	—	1,709,975	44,828

Gross profit	373,769	—	—	366,196	7,573
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	304,347	—	1,846	295,771	6,730
DEPRECIATION AND AMORTIZATION EXPENSE	12,875	—	—	12,332	543
ASSET IMPAIRMENTS	2,135	—	—	2,135	—

INCOME (LOSS) FROM OPERATIONS	54,412	—	(1,846)	55,958	300
OTHER INCOME (EXPENSE)
Floorplan interest expense	(16,819)	—	—	(16,593)	(226)
Other interest expense, net	(14,539)	—	—	(14,271)	(268)
Gain on redemption of long-term debt	7,613	—	—	7,613	—
Other income, net	(2)	—	—	(2)	—
Equity in earnings of subsidiaries	—	(20,303)	20,303	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	30,665	(20,303)	18,457	32,705	(194)
BENEFIT (PROVISION) FOR INCOME TAXES	(12,208)	—	—	(12,262)	54

INCOME (LOSS) FROM CONTINUING OPERATIONS	18,457	(20,303)	18,457	20,443	(140)

NET INCOME (LOSS)	$18,457	$(20,303)	$18,457	$20,443	$(140)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited, In thousands)
Six Months Ended June 30, 2008

	Total		Group 1	Guarantor	Non-Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
			(As adjusted)

Revenue	$3,086,377	$—	$—	$2,991,542	$94,835
Cost of Sales	2,587,388	—	—	2,505,202	82,186

Gross profit	498,989	—	—	486,340	12,649
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	390,399	—	2,010	378,623	9,766
DEPRECIATION AND AMORTIZATION EXPENSE	12,314	—	—	11,576	738

INCOME (LOSS) FROM OPERATIONS	96,276	—	(2,010)	96,141	2,145
OTHER INCOME (EXPENSE)
Floorplan interest expense	(24,400)	—	—	(23,823)	(577)
Other interest expense, net	(18,779)	—	—	(18,604)	(175)
Gain on redemption of long-term debt	409	—	—	409	—
Other income, net	314	—	—	314	—
Equity in earnings of subsidiaries	—	(33,191)	33,191	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53,820	(33,191)	31,181	54,437	1,393
PROVISION FOR INCOME TAXES	(20,636)	—	—	(20,139)	(497)

INCOME (LOSS) FROM CONTINUING OPERATIONS	33,184	(33,191)	31,181	34,298	896
LOSS RELATED TO DISCONTINUED OPERATIONS	(2,003)	—	—	(2,003)	—

NET INCOME (LOSS)	$31,181	$(33,191)	$31,181	$32,295	$896

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited, In thousands)
Six Months Ended June 30, 2009

	Total	Group 1	Guarantor	Non-Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$326,213	$(1,846)	$330,068	$(2,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9,361)	—	(9,030)	(331)
Cash paid in acquisitions, net of cash received	(3,754)	—	(3,754)	—
Proceeds from sales of franchises, property and equipment	21,052	—	21,052	—
Other	1,683	—	(320)	2,003

Net cash provided by investing activities, from continuing operations	9,620	—	7,948	1,672

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	1,072,539	—	1,072,539	—
Repayments on credit facility — Floorplan Line	(1,352,219)	—	(1,352,219)	—
Repayments on credit facility — Acquisition Line	(100,000)	—	(100,000)	—
Borrowings on credit facility — Acquisition Line	80,000	—	80,000	—
Borrowings on mortgage facility	27,850	—	27,850	—
Principal payments of long-term debt related to real estate loans	(32,528)	—	(32,482)	(46)
Redemption of long-term debt	(17,479)	—	(17,479)	—
Principal payments on mortgage facility	(14,936)	—	(14,936)	—
Principal payments of long-term debt	(1,226)	—	(1,226)	—
Proceeds from issuance of common stock to benefit plans	1,367	1,367	—	—
Excess tax benefits from stock-based compensation	(523)	—	(523)	—
Mortgage debt refinance charges	(534)	—	(534)	—
Borrowings (repayments) with subsidiaries	—	12,351	(12,351)	—
Investment in subsidiaries	—	(63,103)	61,746	1,357
Distributions to parent	—	51,231	(51,231)	—

Net cash provided by (used in) financing activities, from continuing operations	(337,689)	1,846	(340,846)	1,311

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,239	—	—	1,239

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(617)	—	(2,830)	2,213
CASH AND CASH EQUIVALENTS, beginning of period	23,144	—	22,598	546

CASH AND CASH EQUIVALENTS, end of period	$22,527	$—	$19,768	$2,759

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited, In thousands)
Six Months Ended June 30, 2008

	Total	Group 1	Guarantor	Non-Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(As adjusted)

CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used in) operating activities	$81,832	$(2,010)	$80,633	$3,209

Net cash provided by operating activities, from discontinued operations	(13,373)	—	(13,373)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(114,994)	—	(114,384)	(610)
Proceeds from sales of franchises, property and equipment	18,445	—	18,445
Cash paid in acquisitions, net of cash received	(48,389)	—	(48,389)	—
Other	1,088	—	416	672

Net cash used in investing activities	(143,850)	—	(143,912)	62

Net cash provided by investing activities, from discontinued operations	23,051	—	23,051	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	2,876,729	—	2,876,729	—
Repayments on credit facility — Floorplan Line	(2,771,438)	—	(2,771,438)	—
Repayments on credit facility — Floorplan Line	(150,000)	—	(150,000)	—
Borrowings on credit facility — Acquisition Line	65,000	—	65,000	—
Borrowings on mortgage facility	54,625	—	54,625	—
Borrowings of long-term debt related to real estate purchases	33,515	—	33,515	—
Redemption of long-term debt	(17,762)	—	(17,762)	—
Dividends paid	(6,483)	(6,483)	4,082	(4,082)
Principal payments on long-term debt	(5,050)	—	(5,050)	—
Principal payments on mortgage facilities	(3,236)	—	(3,236)	—
Proceeds from issuance of common stock to benefit plans	1,990	1,990	—	—
Borrowings on other facilities for acquistions	1,490	—	1,490	—
Debt issue costs	(365)	—	(365)	—
Excess tax benefits from stock-based compensation	178	—	178	—
Borrowings (repayments) with subsidiaries	—	149,514	(149,489)	(25)
Investment In subsidiaries	—	(154,642)	153,833	809
Distributions to parent	—	11,631	(11,631)	—

Net cash provided by (used in) financing activities	79,193	2,010	80,481	(3,298)

Net cash used in financing activities from discontinued operations	(21,103)	—	(21,103)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30)	—	—	(30)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,720	—	5,777	(57)
CASH AND CASH EQUIVALENTS, beginning of period	34,248	—	33,633	615

CASH AND CASH EQUIVALENTS, end of period	$39,968	$—	$39,410	$558

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the current economic recession has substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, Daimler, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress, bankruptcy or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	the financial distress of the domestic manufacturers (i.e., Chrysler LLC (“Chrysler”), General Motors Corporation (“General Motors”) and Ford Motor Company (“Ford”)), resulting from the current economic recession, forced Chrysler and General Motors into bankruptcy; among other things, Chrysler and General Motors constricted their franchise dealerships during the course of their respective restructurings; and, though we did not lose any of our Chrysler or General Motors franchises, we experienced a temporary devaluation of our respective vehicle inventory, while terminated dealers disposed of their inventory; similar future restructuring procedures by the domestic or other manufacturers that we represent could cause us to suffer comparable devaluation of our vehicle inventory, financial loss in the form of uncollectible receivables or the loss of franchises;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

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

Overview

We are a leading operator in the $1.0 trillion automotive retailing industry. As of June 30, 2009, we owned and operated 126 franchises, representing 31 brands of automobiles, at 95 dealership locations and 22 collision service centers in the United States of America (the “U.S.”) and six franchises at three dealerships and two collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Hailsham and Worthing in the U.K.

As of June 30, 2009, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (39 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (45 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. In addition, our international operations consist of three dealerships in the U. K. also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

During the last three months of 2008 and the first half of 2009, the U.S. and global economies suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the automotive retail industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. In addition, the economic downturn has adversely impacted the manufacturers that supply our new vehicle inventory and some of our parts inventory, particularly the three domestic manufacturers.

The combination of weakening economic conditions, higher jobless rates and tightening credit standards has resulted in a difficult automotive selling environment. All of our revenue segments have been effected to some degree. In response to the increasingly challenging economic environment, we took a number of steps to strengthen our cash balance, adjust our cost structure and improve liquidity during the first six months of 2009. Our top priority at this time is to use the cash that we generate from our operations to pay down debt. Accordingly, we repurchased $36.7 million par value of our 2.25% Convertible Senior Notes, due 2036 (the “2.25% Notes”) during the first six months of 2009. In addition, we completed the implementation of significant cost cuts in our ongoing operating structure. We have taken several key steps to appropriately size our business and allow us to manage through this industry downturn, including: wage cuts for our senior management team and Board of Directors, as well as various other levels, alterations to pay plans, headcount reductions and the elimination or minimization of several other variable expenses to align with current and projected operational results. For 2009, we expect these actions to generate approximately $120.0 million in savings from 2008 levels. Further, we reduced new vehicle inventory levels during the first six months of 2009 by $318.3 million. And, we continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners in this area. As a result, we anticipate that 2009 capital spending will be below $25.0 million, down significantly from 2008 levels of $52.8 million.

Despite the challenging retail and economic environment, we believe that opportunities exist in the marketplace to maintain or improve profitability, including (i) focusing on our higher margin parts and service and finance and insurance businesses, (ii) managing our inventory to meet customer demands, and (iii) continuing to execute cost reduction initiatives.

We disposed of two dealership franchises with 12-month annual revenues of $64.2 million, during the first six months of 2009. In addition, we completed the acquisition of one Hyundai franchise located in Texas during the first six months of the 2009 with expected annual revenues of $36.7 million. We will continue to review opportunities as they are presented to us and we will pursue those that fit our stringent criteria and that we believe will add value for our shareholders.

During the three months ended June 30, 2009, Chrysler LLC (“Chrysler”) and General Motors Corporation (“General Motors”) filed for protection under the bankruptcy laws of the U.S. We own and operate eight Chrysler brand dealerships, all of which contain Chrysler, Jeep and Dodge franchises, and seven General Motors brand dealerships, five of which contain Chevrolet franchises only and two of which contain Buick, Pontiac and GMC franchises. And although both Chrysler and General Motors terminated a number of their dealer franchise agreements in conjunction with their respective bankruptcies and restructuring efforts, we retained each of our dealership franchise agreements. While the comprehensive impact of the bankruptcies and subsequent business restructurings of Chrysler and General Motors on us will not be fully known for some time, we have continued to collect our receivables from both Chrysler and General Motors and did not experience a significant decline in the valuation of our vehicle and parts inventory as of June 30, 2009.

Also, during the three months ended June 30, 2009, Chrysler Financial and GMAC, the two financing subsidiaries of Chrysler and General Motors, separated from their affiliated manufacturer entities. As a result, GMAC continued to provide services to support the financing of General Motors vehicle purchases and assumed support from Chrysler Financial for the financing of Chrysler vehicle purchases. Prior to these events, we relied upon Chrysler Financial and GMAC to finance a portion of the new and used retail vehicle sales for our customers and, subsequently, will continue to rely upon GMAC for these financing services. However, the operational and financial impact of the separation of Chrysler Financial or GMAC from their respective affiliated manufacturer and the assumption by GMAC of Chrysler Financial financing support is not predictable at this time, but could be adverse to us.

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

For the three months ended June 30, 2009 and 2008, we reported a net income from continuing operations of $10.1 million and $17.3 million, respectively, and a diluted income per share from continuing operations of $0.43 and $0.77, respectively. For the six months ended June 30, 2009 and 2008, we reported a net income from continuing operations of $18.5 million and $33.2 million, respectively, and a diluted income per share from continuing operations of $0.80 and $1.46, respectively.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Unit Sales
Retail Sales
New Vehicle	19,954	32,368	37,885	60,887
Used Vehicle	13,914	16,783	27,006	33,888

Total Retail Sales	33,868	49,151	64,891	94,775
Wholesale Sales	6,426	10,304	12,855	20,252

Total Vehicle Sales	40,294	59,455	77,746	115,027
Gross Margin
New Vehicle Retail Sales	5.7%	6.5%	5.6%	6.5%
Total Used Vehicle Sales	9.5%	8.6%	9.6%	8.8%
Parts and Service Sales	52.7%	53.8%	52.8%	54.3%
Total Gross Margin	17.2%	15.9%	17.6%	16.2%
SG&A(1) as a % of Gross Profit	79.1%	77.7%	81.4%	78.2%
Operating Margin	2.8%	3.1%	2.6%	3.1%
Pretax Margin(2)	1.8%	1.9%	2.1%	1.9%
Finance and Insurance Revenues per Retail Unit Sold	$964	$1,078	$997	$1,112

(1)	Selling, general and administrative expenses.

(2)	Adjustments were made for the implementation of FSP Accounting Principles Bulletin 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion,” impacting historically reported amounts.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to same store results and variances, which are discussed in more detail in the “Results of Operations” section that follows.

During the last few months of 2008 and continuing into 2009, the retail automotive industry suffered from reduced volumes resulting from declining consumer confidence, increasing unemployment, reduced credit availability and weakening economic conditions. Our new vehicle retail sales and gross margins for the six months ended June 30, 2009 were negatively impacted by these trends. We believe that our performance is generally consistent with national retail results of the brands we represent and the overall blend of markets in which we operate.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The slowing new vehicle business sharply affected the number of quality used vehicle trade-ins coming into our dealerships and made the sourcing of used vehicles more challenging. Our wholesale used vehicle sales were down as a result of better used vehicle inventory selection, as well as a decline in trades as new vehicle sales declined. The tighter supply and increased demand for used vehicles increased prices at the auctions and resulted in improved profitability and gross margins in our wholesale used vehicle business.

Our consolidated parts and service gross margin and finance and insurance income per retail unit also felt the negative impact of the same economic conditions that caused the decline in our new and used vehicle sales.

However, our total gross margin improved as a result of the increased margin in our used vehicle business and the shift in business mix from our lower margin vehicle business to our higher margin parts and service business.

Our consolidated selling, general and administrative (SG&A) expenses decreased in absolute dollars by $44.2 million, or 22.6%, for the three months ended June 30, 2009 from the comparable period in 2008; however, as a percentage of gross profit, SG&A increased 140 basis points to 79.1% for the three months ended June 30, 2009, as a result of the decline in gross profit. Our consolidated SG&A expenses decreased in absolute dollars by $86.1 million, or 22.0%, for the six months ended June 30, 2009 from the comparable period in 2008; however, as a percentage of gross profit, SG&A increased 320 basis points to 81.4% for the six months ended June 30, 2009, also as a result of the decline in gross profit.

During the three months ended June 30, 2009, we identified impairment triggers related to certain of our real estate holdings. As a result, we recognized a $2.0 million impairment charge.

The combination of these factors contributed to a 30 basis point decline in our operating margin for the three months ended June 30, 2009 from 3.1% for the comparable period in 2008 to 2.8%. Our floorplan interest expense decreased 36.6% from $12.4 million for the three months ended June 30, 2008 to $7.9 million in the comparable period of 2009, as our weighted average borrowings decreased $392.2 million, while our weighted average floorplan interest rate, including the impact of our interest rate swaps, increased 48 basis points. Other interest expense decreased 16.0% for the three months ended June 30, 2009, primarily attributable to repurchases of our 2.25% Notes in the fourth quarter of 2008 and the first half of 2009. As a result of all of this, our pretax margin declined 10 basis points for the three months ended June 30, 2009 from 1.9% for the comparable period in 2008 to 1.8%.

For the six months ended June 30, 2009, our operating margin declined 50 basis points from 3.1% for the comparable period in 2008 to 2.6%. Our floorplan interest expense decreased 31.1% from $24.4 million for the six months ended June 30, 2008 to $16.8 million in the comparable period of 2009, as our weighted average borrowings decreased $250.5 million, while our weighted average floorplan interest rate, including the impact of our interest rate swaps, decreased 22 basis points. Other interest expense decreased 22.6% for the six months ended June 30, 2009, primarily attributable to repurchases of our 2.25% Notes in the fourth quarter of 2008 and the first half of 2009. As a result, and including a gain of $8.2 million on the repurchase of our 2.25% Notes for the six months ended June 30, 2009, our pretax margin improved 20 basis points in the first half of this year from 1.9% for the comparable period in 2008 to 2.1%.

We address these items further, and other variances between the periods presented, in the results of operations section below.

Recent Accounting Pronouncements

Refer to the Recent Accounting Pronouncements section within Note 2, “Summary of Significant Accounting Policies,” of Item 1 for a discussion of those recent pronouncements that impact us.

Critical Accounting Policies and Accounting Estimates

Our consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation. On June 30, 2008, we sold certain operations that qualified for discontinuing operations accounting and reporting treatment.

Refer to Note 2, “Summary of Significant Accounting Policies,” in Item 1 for a discussion of our critical accounting policies and accounting estimates. Also, we disclosed our critical accounting policies and estimates in our 2008 Annual Report on Form 10-K, and no significant changes have occurred since that time.

Results of Operations

The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2009 and 2008, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three and six months ended June 30, 2009 as compared to 2008.

Total Same Store Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Revenues
New vehicle retail	$602,897	(36.8)%	$954,220	$1,143,572	(37.6)%	$1,834,094
Used vehicle retail	247,301	(15.5)%	292,781	468,250	(21.1)%	$593,534
Used vehicle wholesale	34,207	(48.3)%	66,167	68,425	(48.4)%	$132,683
Parts and Service	181,333	(3.7)%	188,353	359,149	(4.6)%	$376,624
Finance, insurance and other	32,553	(37.9)%	52,430	64,299	(38.5)%	$104,501

Total revenues	1,098,291	(29.3)%	1,553,951	2,103,695	(30.8)%	3,041,436
Cost of Sales
New vehicle retail	568,175	(36.3)%	892,417	1,079,620	(37.1)%	1,715,539
Used vehicle retail	221,741	(15.0)%	261,025	418,499	(20.8)%	528,624
Used vehicle wholesale	33,145	(50.3)%	66,740	66,388	(50.2)%	133,177
Parts and Service	85,866	(1.3)%	87,011	169,759	(1.5)%	172,370

Total cost of sales	908,927	(30.5)%	1,307,193	1,734,266	(32.0)%	2,549,710

Gross profit	$189,364	(23.3)%	$246,758	$369,429	(24.9)%	$491,726

Selling, general and administrative expenses	$150,482	(21.1)%	$190,620	$300,728	(21.4)%	$382,844
Depreciation and amortization expenses	$6,357	(0.8)%	$6,408	$12,725	4.5%	$12,174
Floorplan interest expense	$7,816	(35.7)%	$12,153	$16,731	(30.3)%	$24,020
Gross Margin
New Vehicle Retail	5.8%		6.5%	5.6%		6.5%
Used Vehicle	9.5%		8.7%	9.6%		8.9%
Parts and Service	52.6%		53.8%	52.7%		54.2%
Total Gross Margin	17.2%		15.9%	17.6%		16.2%
SG&A as a % of Gross Profit	79.5%		77.2%	81.4%		77.9%
Operating Margin	3.0%		3.2%	2.7%		3.2%
Finance and Insurance Revenues per Retail Unit Sold	$968	(10.9)%	$1,086	$1,000	(10.6)%	$1,119

The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data for our Same Store locations, Transactions and the consolidated company for the three and six months ended June 30, 2009 and 2008.

New Vehicle Retail Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Retail Unit Sales
Same Stores	19,807	(37.8)%	31,825	37,551	(37.5)%	60,049
Transactions	147		543	334		838

Total	19,954	(38.4)%	32,368	37,885	(37.8)%	60,887
Retail Sales Revenues
Same Stores	$602,897	(36.8)%	$954,220	$1,143,572	(37.6)%	$1,834,094
Transactions	5,695		17,061	12,312		25,968

Total	$608,592	(37.3)%	$971,281	$1,155,884	(37.9)%	$1,860,062
Gross Profit
Same Stores	$34,722	(43.8)%	$61,803	$63,952	(46.1)%	$118,555
Transactions	258		1,216	502		1,608

Total	$34,980	(44.5)%	$63,019	$64,454	(46.4)%	$120,163
Gross Profit per Retail Unit Sold
Same Stores	$1,753	(9.7)%	$1,942	$1,703	(13.7)%	$1,974
Transactions	$1,755		$2,239	$1,503		$1,919
Total	$1,753	(10.0)%	$1,947	$1,701	(13.8)%	$1,974
Gross Margin
Same Stores	5.8%		6.5%	5.6%		6.5%
Transactions	4.5%		7.1%	4.1%		6.2%
Total	5.7%		6.5%	5.6%		6.5%

For the three months ended June 30, 2009, as compared to the corresponding period in 2008, Same Store new vehicle unit sales and revenues declined 37.8% and 36.8%, respectively, which was generally consistent with industry declines. The combination of slowing economic conditions, declining consumer confidence, higher jobless rates, tightened credit standards and industry wide pressure to lower vehicle inventory levels has lead to lower sales and extremely competitive pricing. In addition, the bankruptcy declarations by Chrysler and General Motors and the resulting restructuring of those domestic manufacturers, which included the termination of numerous franchises, placed additional pressure on the industry to reduce inventory exposure and caused further pressure on margins during the second quarter of 2009. As a result, most segments of our new vehicle business were adversely affected by decreased sales and margins in the second quarter of 2009. Same Store new vehicle retail sales revenues declined $351.3 million to $602.9 million, while gross margin fell 70 basis points from 6.5% in 2008 to 5.8% in the second quarter of 2009. Our Same Store gross profit decreased 43.8% to $34.7 million in the second quarter of 2009 compared to the corresponding period in 2008 and gross profit per retail unit slipped to $1,753 in the second quarter of 2009 from $1,942 in the second quarter of 2008.

The persistent economic slowdown throughout 2009 translated into declining new vehicle sales results for the six months ended June 30, 2009, as well. Our Same Store new vehicle unit sales and revenues decreased 37.5% and 37.6% for the first half of 2009, when compared to 2008. Through the first six months of 2009, we experienced sales decreases in our domestic, import and luxury brands. Same Store unit sales and revenues from our domestic brands declined 38.7% and 37.1%, respectively in the first half of 2009 while imports brands declined 38.4% and 38.3%, respectively, and luxury brands decreased 34.2% and 37.1%, respectively. Same Store gross profits declined

$54.6 million, or 46.1% for the six months ended June 30, 2009, while gross profit per retail units sold decreased 13.7%, from $1,974 for the six months ended June 30, 2008, to $1,703 for the same period in 2009. These declines were generally consistent with overall industry declines.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
Toyota	6,865	(40.2)%	11,483	13,164	(38.7)%	21,460
Honda	2,690	(44.2)	4,825	5,121	(40.0)	8,528
Nissan	2,506	(39.0)	4,105	4,601	(41.6)	7,874
BMW	1,924	(32.0)	2,829	3,395	(30.6)	4,894
Ford	1,763	(29.7)	2,507	3,385	(38.5)	5,507
Chrysler	1,239	(33.4)	1,859	2,479	(34.9)	3,810
Mercedez-Benz	1,074	(42.0)	1,852	2,192	(35.6)	3,405
General Motors	756	(44.5)	1,362	1,459	(44.9)	2,647
Other	990	(1.3)	1,003	1,755	(8.8)	1,924

Total	19,807	(37.8)	31,825	37,551	(37.5)	60,049

Our Same Store new vehicle unit sales declined 37.8% for the three months ended June 30, 2009 as compared to the corresponding period in 2008, while for the six months ended June 30, 2009, Same Store unit sales were down 37.5%. We experienced unit sales decreases in each of the major brands that we represent. Our retail car unit sales declined by 41.9% in the second quarter of 2009, while our retail truck unit sales declined by 31.0%, as compared with the same period in 2008. We believe that our performance is generally consistent with national retail results of the brands we represent and the overall markets in which we operate. We anticipate that total industry-wide sales of new vehicles throughout 2009 will be lower than 2008 and remain highly competitive as the industry competes for customers. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

The sustained slowdown in the national economy and in most of the markets in which we operate continued to depress new retail vehicle sales, resulting in excess inventory nationwide throughout most of 2009. During the second quarter of 2009, some progress has been made with overall industry inventory levels declining, as many of the manufacturers reduced production. The industry’s attempt to correct inventory levels during the second quarter of this year increased competitive pressure and resulted in a shrinkage in new vehicle margins as compared to the second quarter of 2008. However, we did see some recovery from first quarter 2009 levels as industry inventory levels have come down. We experienced a decrease in Same Store new vehicle gross margin in all of our major brands. For the three months ended June 30, 2009 compared to the corresponding period in 2008, our Same Store gross profit per retail unit (“PRU”) declined 9.7% to $1,753, representing a 20.6% decline in PRU for our domestic nameplates, a 14.6% decrease in PRU for our luxury brands and a 3.4% decline in PRU from our import nameplates. For the six months ended June 30, 2009 compared to the corresponding period in 2008, our same store gross profit PRU declined 13.7% to $1,703, representing a 19.8% decrease in PRU for our domestic brands, a 17.3% decline for our luxury brands nameplates and a 10.2% decrease for our import brands.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of: 1) the mix of units being sold, as domestic brands tend to provide more assistance, 2) the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, 3) the average wholesale price of inventory sold, and 4) our rate of inventory turn. We have put into place interest rate swaps with an aggregate notional amount of $550.0 million as of June 30, 2009, at a weighted average LIBOR interest rate of 4.7%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively fixing a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in this declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 103.1% in the third quarter of 2006 to 49.9% in the fourth quarter of 2008. For the quarter ended June 30, 2009, the floorplan assistance as a percentage of our consolidated interest expense was 60.1%. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended June 30, 2009 and 2008 was $4.7 million and $7.8 million, respectively. For the six months ended June 30, 2009 and 2008, the total assistance recognized in cost of goods sold was $9.3 million and $15.6 million respectively.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. As a result, we reduced our new vehicle inventory levels by $318.3 million, or 46.0%, from $692.7 million as of December 31, 2008 to $374.4 million as of June 30, 2009. Further, we made significant progress in aligning our inventory mix with demand, as the new truck percentage of inventory declined from 46.4% as of December 31, 2008 to 35.7% as of June 30, 2009.

Finally, our consolidated days’ supply of new vehicle inventory decreased to 55 days at June 30, 2009 from 94 days at December 31, 2008 and 66 days at June 30, 2008.

Used Vehicle Retail Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Retail Unit Sales
Same Stores	13,826	(15.9)%	16,437	26,760	(19.7)%	33,338
Transactions	88		346	246		550

Total	13,914	(17.1)%	16,783	27,006	(20.3)%	33,888
Retail Sales Revenues
Same Stores	$247,301	(15.5)%	$292,781	$468,250	(21.1)%	$593,534
Transactions	2,469		5,812	6,379		9,054

Total	$249,770	(16.4)%	$298,593	$474,629	(21.2)%	$602,588
Gross Profit
Same Stores	$25,560	(19.5)%	$31,756	$49,751	(23.4)%	$64,910
Transactions	268		645	683		1,073

Total	$25,828	(20.3)%	$32,401	$50,434	(23.6)%	$65,983
Gross Profit per Retail Unit Sold
Same Stores	$1,849	(4.3)%	$1,932	$1,859	(4.5)%	$1,947
Transactions	$3,045		$1,864	$2,776		$1,951
Total	$1,856	(3.9)%	$1,931	$1,868	(4.1)%	$1,947
Gross Margin
Same Stores	10.3%		10.8%	10.6%		10.9%
Transactions	10.9%		11.1%	10.7%		11.9%
Total	10.3%		10.9%	10.6%		10.9%

Used Vehicle Wholesale Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Wholesale Unit Sales
Same Stores	6,375	(37.0)%	10,125	12,737	(36.1)%	19,940
Transactions	51		179	118		312

Total	6,426	(37.6)%	10,304	12,855	(36.5)%	20,252
Wholesale Sales Revenues
Same Stores	$34,207	(48.3)%	$66,167	$68,425	(48.4)%	$132,683
Transactions	442		1,329	960		2,040

Total	$34,649	(48.7)%	$67,496	$69,385	(48.5)%	$134,723
Gross Profit (Loss)
Same Stores	$1,062	285.3%	$(573)	$2,037	512.3%	$(494)
Transactions	46		(221)	15		(241)

Total	$1,108	239.5%	$(794)	$2,052	379.2%	$(735)
Gross Profit (Loss) per Wholesale Unit Sold
Same Stores	$167	393.0%	$(57)	$160	740.0%	$(25)
Transactions	$902		$(1,235)	$127		$(772)
Total	$172	323.4%	$(77)	$160	544.4%	$(36)
Gross Margin
Same Stores	3.1%		(0.9)%	3.0%		(0.4)%
Transactions	10.4%		(16.6)%	1.6%		(11.8)%
Total	3.2%		(1.2)%	3.0%		(0.5)%

Total Used Vehicle Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Used Vehicle Unit Sales
Same Stores	20,201	(23.9)%	26,562	39,497	(25.9)%	53,278
Transactions	139		525	364		862

Total	20,340	(24.9)%	27,087	39,861	(26.4)%	54,140
Sales Revenues
Same Stores	$281,508	(21.6)%	$358,948	$536,675	(26.1)%	$726,217
Transactions	2,911		7,141	7,339		11,094

Total	$284,419	(22.3)%	$366,089	$544,014	(26.2)%	$737,311
Gross Profit
Same Stores	$26,622	(14.6)%	$31,183	$51,788	(19.6)%	$64,416
Transactions	314		424	698		832

Total	$26,936	(14.8)%	$31,607	$52,486	(19.6)%	$65,248
Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,318	12.3%	$1,174	$1,311	8.4%	$1,209
Transactions	$2,259		$808	$1,918		$965
Total	$1,324	13.5%	$1,167	$1,317	9.3%	$1,205
Gross Margin
Same Stores	9.5%		8.7%	9.6%		8.9%
Transactions	10.8%		5.9%	9.5%		7.5%
Total	9.5%		8.6%	9.6%		8.8%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The declines in our Same Store used retail unit sales and in our Same Store used retail revenues in the second quarter of 2009 of 15.9% and 15.5%, respectively, as compared to the corresponding period in 2008, and for the six months ended June 30, 2009 of 19.7% and 21.1%, respectively, as compared to the same period in 2008, are the result of a number of factors. First, the same economic and consumer confidence issues that have slowed our new vehicle business have also negatively impacted used vehicle sales. And, with the slowing of new vehicle sales that is increasing the pressure on our new vehicle margins, some used vehicle customers were switched to new vehicles. Further, the dramatic slowdown in new vehicle sales has challenged our ability to source quality used vehicle inventory, thereby constraining used vehicle sales. We continue to improve our certified pre-owned (“CPO”) volume as a percentage of total retail sales. CPO units represented 34.4% of total Same Store used retail units for the three months ended June 30, 2009 as compared to 32.7% for the same period of 2008 and 34.7% of total Same Store used retail units for the six months ended June 30, 2009 as compared to 31.6% for the same period of 2008.

Our continued focus on used vehicle sales and inventory management processes coupled with the lack of availability of used vehicles industry wide has shifted more of our used vehicle sales mix from the wholesale business to the traditionally more profitable retail sales. Correspondingly, our Same Store wholesale unit sales and revenues declined in the second quarter and first half of 2009.

The positive results in used vehicle profits for the second quarter of 2009 are reflective of an improvement in used vehicle values, resulting from a general supply shortage and partially offsetting the detrimental impact of the current economic situation. Because of the limited availability of quality used vehicles, the price of vehicles sold at auction increased, leading to higher profits and margins in our wholesale vehicles. Assuming that the stabilization in used vehicle values continues and supply catches up with demand, we would expect the wholesale gross profit per unit to return to more normal levels, closer to break-even.

We continuously work to optimize our used vehicle inventory levels and, as such, will critically evaluate our used vehicle inventory level in the coming months to provide adequate supply and selection. Our days’ supply of used vehicle inventory was 29 days at June 30, 2009, an increase of 4 days from December 31, 2008. Currently we are short of where we would like to be on used vehicle inventory, as used vehicle sourcing has been increasingly challenging in the current environment.

Parts and Service Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)

Parts and Service Revenues
Same Stores	$181,333	(3.7)%	$188,353	$359,149	(4.6)%	$376,624
Transactions	1,772		4,400	4,821		6,965

Total	$183,105	(5.0)%	$192,753	$363,970	(5.1)%	$383,589
Gross Profit
Same Stores	$95,467	(5.8)%	$101,342	$189,390	(7.3)%	$204,254
Transactions	1,093		2,451	2,735		3,909

Total	$96,560	(7.0)%	$103,793	$192,125	(7.7)%	$208,163
Gross Margin
Same Stores	52.6%		53.8%	52.7%		54.2%
Transactions	61.7%		55.7%	56.7%		56.1%
Total	52.7%		53.8%	52.8%		54.3%

Our Same Store parts and service revenues decreased 3.7% for the three months ended June 30, 2009 primarily driven by a 10.2% decrease in wholesale parts sales and a 6.7% decline in collision revenues. Our Same Store customer-pay parts and service revenues had a small decline of 1.3% in the second quarter of 2009, while our warranty parts and service revenues were down less than 1.0%, as compared to the same period in 2008. Same Store parts and service revenues decreased 4.6% for the six months ended June 30, 2009, as compared to the same period a year ago, primarily from decreases in customer-pay parts and service revenues and our wholesale parts business.

Our Same Store wholesale parts business declined in the three and six months of 2009, primarily due to the negative impact of the economy on many of the second-tier collision centers and mechanical repair shops with which we do business and our decision to tighten our credit standards in this area. In addition to the general economic pressures, Same Store collision revenues were negatively impacted by the closure of a body shop facility in the Northeast. The decline in our customer-pay parts and service business during 2009 is primarily driven by lighter traffic in our domestic brand dealerships.

Same Store parts and service gross profit for the three and six months ended June 30, 2009 decreased 5.8% and 7.3%, respectively, from the comparable periods in 2008; while our Same Store parts and service margins declined 120 and 150 basis points, respectively. Our margin declines reflect the negative impact of declining new and used vehicle sales on our internal parts and service volume.

Finance and Insurance Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)

Retail New and Used Unit Sales
Same Stores	33,633	(30.3)%	48,262	64,311	(31.1)%	93,387
Transactions	235		889	580		1,388

Total	33,868	(31.1)%	49,151	64,891	(31.5)%	94,775
Retail Finance Fees
Same Stores	$10,533	(42.0)%	$18,166	$20,130	(45.9)%	$37,227
Transactions	41		308	158		458

Total	$10,574	(42.8)%	$18,474	$20,288	(46.2)%	$37,685
Vehicle Service Contract Fees
Same Stores	$13,508	(33.8)%	$20,401	$27,386	(33.9)%	$41,462
Transactions	—		135	73		241

Total	$13,508	(34.2)%	$20,536	$27,459	(34.2)%	$41,703
Insurance and Other
Same Stores	$8,512	(38.6)%	$13,863	$16,783	(35.0)%	$25,812
Transactions	45		119	174		215

Total	$8,557	(38.8)%	$13,982	$16,957	(34.8)%	$26,027
Total
Same Stores	$32,553	(37.9)%	$52,430	$64,299	(38.5)%	$104,501
Transactions	86		562	405		914

Total	$32,639	(38.4)%	$52,992	$64,704	(38.6)%	$105,415

Finance and Insurance Revenues per Unit Sold
Same Stores	$968	(10.9)%	$1,086	$1,000	(10.6)%	$1,119
Transactions	$366		$632	$698		$659
Total	$964	(10.6)%	$1,078	$997	(10.3)%	$1,112

Our Same Store finance and insurance revenues decreased by 37.9% to $32.6 million the three months ended June 30, 2009, as compared to the same period in 2008. These declines are primarily explained by the decreases in new and used vehicle sales volumes, as well as a decline in our penetration rates within our finance and insurance and other products segments and in our income per contract for the arranging of customer financing. Our Same Store finance and insurance revenues decreased by 38.5% to $64.3 million for six months ended June 30, 2009 and our Same Store revenues per unit sold decreased 10.6%, or 119, to $1,000 per retail unit sold for the six months ended June 30, 2009 as compared to the same period in 2008.

During the three months ended June 30, 2009, our Same Store finance income per contract declined 11.6%, as a result of lower loan-to-value ratios and total amounts financed. Our finance penetration rates declined 490 basis point, reflecting the negative impact of a mix shift towards higher credit-quality customers, who generally have more options, such as credit unions, to finance their vehicle purchases. During the six months ended June 30, 2009, our Same Store retail finance fees declined 45.9% to $20.1 million compared to the same period in 2008, primarily due to the 31.1% decline in Same Store retail unit sales and the 15.1% declines in finance income per contract, as well as a decline in our finance penetration rates.

Our Same Store vehicle service contract fees declined 33.8% to $13.5 million for the three months ended June 30, 2009, as compared to the same periods in 2008. These declines are primarily due to the 30.3% decline in Same Store retail unit sales. Revenues from insurance and other F&I products fell 38.6% for the three months ended June 30, 2009 when compared to the same period in 2008 primarily as a result of the lower retail unit sales volume, coupled with a decline in penetration rates. Our Same Store vehicle service contract fees declined 33.9% to $27.4 million for the six months ended June 30, 2009 as compared to the same period in 2008. Revenues from insurance and other F&I products fell 35.0% to $16.8 million for the six months ended June 30, 2009, when compared to the same period in 2008.

Selling, General and Administrative Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)

Personnel
Same Stores	$89,026	(22.5)%	$114,850	$177,391	(22.6)%	$229,243
Transactions	1,010		2,550	2,393		4,031

Total	$90,036	(23.3)%	$117,400	$179,784	(22.9)%	$233,274
Advertising
Same Stores	$9,385	(32.6)%	$13,934	$17,286	(35.9)%	$26,982
Transactions	172		269	392		469

Total	$9,557	(32.7)%	$14,203	$17,678	(35.6)%	$27,451
Rent and Facility Costs
Same Stores	$22,202	1.6%	$21,860	$44,956	0.7%	$44,628
Transactions	240		1,032	598		1,672

Total	$22,442	(2.0)%	$22,892	$45,554	(1.6)%	$46,300
Other SG&A
Same Stores	$29,869	(25.3)%	$39,976	$61,095	(25.5)%	$81,991
Transactions	(791)		866	236		1,383

Total	$29,078	(28.8)%	$40,842	$61,331	(26.4)%	$83,374
Total SG&A
Same Stores	$150,482	(21.1)%	$190,620	$300,728	(21.4)%	$382,844
Transactions	631		4,717	3,619		7,555

Total	$151,113	(22.6)%	$195,337	$304,347	(22.0)%	$390,399

Total Gross Profit
Same Stores	$189,364	(23.3)%	$246,758	$369,429	(24.9)%	$491,726
Transactions	1,751		4,653	4,340		7,263

Total	$191,115	(24.0)%	$251,411	$373,769	(25.1)%	$498,989

SG&A as % of Gross Profit
Same Stores	79.5%		77.2%	81.4%		77.9%
Transactions	36.0%		101.4%	83.4%		104.0%
Total	79.1%		77.7%	81.4%		78.2%
Employees	7,000		8,800	7,000		8,800

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

In response to the increasingly challenging automotive retailing environment, we implemented significant cost reduction actions during the fourth quarter of 2008. These actions, which were completed in the first quarter of 2009, continue to provide significant benefit to the Company in the second quarter of 2009. As a result, we reduced the absolute dollars of Same Store SG&A for the three and six months ended June 30, 2009 by $40.1 million and $82.1 million, respectively, from the same periods in 2008. Specifically, we made difficult, but necessary, changes to the personnel side of our organization in reaction to the sustained decline in the new and used vehicle sales environment, reducing headcount by 1,800 employees from the same time a year ago and making adjustments to salary levels and pay plans. As a result, our Same Store personnel expenses declined by $25.8 million, or 22.5%, for the three months ended June 30, 2009 and $51.9 million, or 22.6%, for the six months ended June 30, 2009, as compared to the same periods in 2008. In addition, our net advertising expenses decreased by $4.5 million, or 32.6%, and $9.7 million, or 35.9%, for the three and six months ended June 30, 2008, primarily as a result of our cost reduction actions. Our Same Store other SG&A decreased $10.1 million, or 25.3%, and $20.9 million, or 25.5%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to reductions in vehicle delivery expenses, legal and professional fees and outside services. We are aggressively pursuing and will continue to seek out opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Despite the significant improvements that we made in our spending levels, our Same Store SG&A increased as a percentage of gross profit from 77.2% and 77.9% for the three and six months ended June 30, 2008, respectively, to 79.5% and 81.4% in the comparable periods of 2009, respectively. The increase in Same Store SG&A as a percentage of gross profit was more than explained by the 23.3% and 24.9% declines in Same Store gross profit for the three and six months ended June 30, 2009, respectively.

Depreciation and Amortization Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)

Same Stores	$6,357	(0.8)%	$6,408	$12,725	4.5%	$12,174
Transactions	105		89	150		140

Total	$6,462	(0.5)%	$6,497	$12,875	4.6%	$12,314

Our Same Store depreciation and amortization expense decreased 0.8% to $6.4 million for the three months ended June 30, 2009, as compared to the same period of 2008. For the six months ended June 30, 2009 Same Store depreciation and amortization expense increased 4.5% to $12.7 million, primarily as a result of the completion of several facility improvements made during the latter part of 2008. These improvements, which include the expansion of several of our service centers, are designed to enhance the profitability of our dealerships and the overall customer experience. We continue to critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)

Same Stores	$7,816	(35.7)%	$12,153	$16,731	(30.3)%	$24,020
Transactions	41		239	88		380

Total	$7,857	(36.6)%	$12,392	$16,819	(31.1)%	$24,400

Memo:
Manufacturer’s assistance	$4,725	(39.7)%	$7,839	$9,259	(40.5)%	$15,565

Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on one-month LIBOR rate (or Prime rate in some cases), plus a spread. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Offsetting the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of June 30, 2009, we had interest rate swaps in place for an aggregate notional amount of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%.

Our Same Store floorplan interest expense decreased $4.3 million, or 35.7%, during the three months ended June 30, 2009, compared to the corresponding period of 2008. This decrease in the second quarter of 2009 reflects a 49 basis point increase in our weighted average floorplan interest rates between the comparable periods, including the impact of our interest rate swaps, completely offset by a $375.7 million decrease in our weighted average floorplan borrowings outstanding. Similarly, the Same Store decrease in the first half of 2009 is attributable to a $280.4 million decrease in our weighted average floorplan borrowings outstanding, as well as a 13 basis point increase in our weighted average floorplan interest rates between the respective periods, including the impact of our interest rate swaps.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our long-term debt, our mortgage facility and our acquisition line partially offset by interest income, decreased $1.4 million, or 16.0%, to $7.6 million for the three months ended June 30, 2009 from $9.0 million in 2008. Included in other interest expense for the three months ended June 30, 2009 and 2008 is discount amortization expense of $1.5 million and $2.0 million, respectively, representing the impact of the accounting for convertible debt as required by APB 14-1. The decrease for the second quarter of 2009 is primarily attributable to a $89.8 million decrease in our weighted average borrowings from the comparable period in 2008. Our weighted average borrowings decreased primarily as a result of $99.7 million in repurchases of our 2.25% Notes made since the fourth quarter of 2008 and $9.7 million in repurchases of our 8.25% Senior Subordinated Notes, due 2013 (the “8.25% Notes”) made during the third quarter of 2008. Further, our weighted average borrowings outstanding on our Acquisition Line decreased by $18.8 million in the second quarter of 2009 compared to 2008. For the six months ended June 30, 2009, other net interest expense decreased $4.2 million, or 22.6%, to $14.5 million. This decrease was primarily due to a $77.4 million decrease in our weighted average borrowings outstanding between the respective periods.

At the level of 2.25% Notes outstanding as of June 30, 2009, we anticipate that the ongoing annual impact of APB 14-1 will be to increase non-cash interest expense by $5.6 million.

Gain/Loss on Redemption of Debt

During the first six months of 2009, we repurchased $36.7 million par value of our outstanding 2.25% Notes for $17.3 million in cash, excluding $0.1 million of accrued interest, and realized a net gain of approximately $8.2 million, after adjustments from the implementation of APB 14-1. In conjunction with the repurchases, $11.1 million of costs were written off including the APB 14-1 discount, underwriters’ fees and debt issuance costs. The unamortized cost of the related purchased options acquired at the time the repurchased convertible notes were issued, $11.8 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the tax gain. Accordingly, we recorded a proportionate reduction in our deferred tax assets. No value was attributed to the equity component of the 2.25% Notes at the time of the redemption and, therefore, no adjustment to additional paid-in-capital was recognized.

Also, during the three months ended June 30, 2009, we refinanced certain real estate related debt through borrowings from our Mortgage Facility. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

During the six months ended June 30, 2008, we repurchased $18.6 million par value of our outstanding 8.25% Notes for $17.8 million, and we realized a net gain of approximately $0.4 million.

Provision for Income Taxes

Our provision for income taxes from continuing operations decreased $4.7 million to $6.2 million for the three months ended June 30, 2009, from $10.9 million for the same period in 2008, primarily due to the decrease of pretax book income. For the three months ended June 30, 2009, our effective tax rate related to continuing operations decreased to 38.1% from 38.6% for the same period in 2008. This decrease was primarily due to changes in the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate.

Our provision for income taxes from continuing operations decreased $8.4 million to $12.2 million for the six months ended June 30, 2009, from $20.6 million for the same period in 2008, primarily due to the decrease of pretax book income. For the six months ended June 30, 2009, our effective tax rate related to continuing operations increased to 39.8% from 38.3% for the same period in 2008. This increase was primarily due to changes in certain state tax laws and rates, the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate and certain goodwill associated with a dealership disposed of during the six months ended June 30, 2009 that was not deductible for tax purposes

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2009 will be approximately 40.0%.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and real estate acquisition financing, and proceeds from debt and equity offerings. While we cannot guarantee it, based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for the remainder of 2009. If economic and business conditions deteriorate further or if our capital expenditures or acquisition plans for 2009 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of June 30, 2009, our total cash on hand was $22.5 million. The balance of cash on hand excludes $44.2 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as our primary channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information regarding cash flows from continuing operations from our Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
		(As adjusted(1)

Net cash provided by operating activities	$326,213	$81,832
Net cash provided by (used in) investing activities	9,620	(143,850)
Net cash provided by (used in) financing activities	(337,689)	79,193
Effect of exchange rate changes on cash	1,239	(30)

Net increase (decrease) in cash and cash equivalents	$(617)	$17,145

(1)	— Adjustments were made for the implementation of FSP Accounting Principles Bulletin 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion,” impacting historically reported amounts

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

Operating activities.  For the six months ended June 30, 2009, we generated $326.2 million in net cash flow from operating activities, primarily driven by $277.3 million in net changes in operating assets and liabilities, $18.5 million in net income from continuing operations and $39.5 million in adjustments for non-cash items. Included in the net changes in operating assets and liabilities is $303.6 million of cash flow provided by reductions in inventory levels and $38.0 million of cash flow from collections of vehicles receivables, contracts-in-transit, accounts and notes receivables, partially offset by $43.7 million of net repayments to manufacturer-affiliated floorplan lenders. The non-cash adjustments include $12.9 million in depreciation and amortization, $14.9 million in deferred income taxes and $2.1 million in non-cash asset impairment charges. In addition, cash flow from operating activities includes an adjustment of $8.2 million for gains from repurchase of $36.7 million of par value of our 2.25% Notes, which is considered a financing activity.

For the six months ended June 30, 2008, we generated $81.8 million in net cash, primarily driven by our net income from continuing operations of $31.2 million. Included in the net change in operating assets and liabilities, we used $44.3 million, net, to fund inventory purchases. As a substantial offset, we generated $44.2 million from the collection of vehicle receivables and contracts in transit.

Investing activities.  During the first six months of 2009, we generated $9.6 million from investing activities, primarily consisting of $21.1 million from the proceeds of sales of two franchises and related property and equipment, partially offset by $9.4 million of capital expenditures for the construction of new or expanded facilities and $3.8 million for inventory acquired as part of our dealership acquisition during the six months ended June 30, 2009.

During the first six months of 2008, we used $143.9 million in investing activities. We used $115.0 million for capital expenditures, of which $52.3 million was for the purchase of land, $34.6 million was for the purchase of existing buildings and $27.5 million was for construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of our dealerships and facilities. During 2009, we used $48.4 million in the acquisition of additional dealership operations and the associated real estate, net of cash received. As a partial offset, we generated $18.4 million from the sale of real estate associated with one of our dealership franchises and other property and equipment.

Financing activities.  We used $337.7 million in financing activities during the six months ended June 30, 2009, consisting primarily of $279.7 million in net repayments under the Floorplan Line of our Revolving Credit Facility, $20.0 million in net repayments under the Acquisition Line of our Revolving Credit Facility, $17.5 million to repurchase $36.7 million par value of our outstanding 2.25% Notes, $14.9 million to repay a portion of our outstanding Mortgage Facility borrowings and $5.9 million in principal payments on other long term debt. Included in the $279.7 million of net repayments under the Floorplan Line of our Revolving Credit Facility is a net cash outflow of $0.6 million due to changes in our floorplan offset account. In addition, we refinanced our March 2008 and June 2008 Real Estate Loans through borrowings on our Mortgage Facility of $27.9 million. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

We generated approximately $79.2 million in financing activities during the six months ended June 30, 2008, of which $105.3 million related to net borrowings under our Revolving Credit Facility, $54.6 million related to additional borrowings under our Mortgage Facility to fund the acquisition of additional dealership-related real estate and $33.5 million related to borrowings under a separate loan agreement to fund the acquisition of real estate associated with our recently acquired dealership operations. Also, during the first half of 2008, we used a net $85.0 million to repay a portion of the outstanding balance on our Acquisition Line, $17.8 million in repurchases of a portion of our outstanding 8.25% Notes and $6.5 million to pay dividends to our stockholders.

Working Capital.  At June 30, 2009, we had $87.1 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Credit Facilities.  Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our three facilities currently provide us with a total of $1.15 billion of borrowing capacity for inventory floorplan financing, $235.0 million for real estate purchases, and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

Revolving Credit Facility.  Our Revolving Credit Facility, which is now comprised of 22 financial institutions, including three manufacturer-affiliated finance companies (Toyota, Nissan and BMW), matures in March 2012 and provides a total of $1.35 billion of inventory and general purpose borrowing capacity. This Revolving Credit Facility consists of two tranches: (1) $1.0 billion for floorplan financing, which we refer to as the Floorplan Line, and (2) $350.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit, which we refer to this tranche as the Acquisition Line. The capacity under the Acquisition Line can be redesignated to the Floorplan Line within the overall $1.35 billion commitment. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on our leverage ratio. Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. In addition, we pay a commitment fee on the unused portion of the Acquisition Line and the Floorplan Line. The first $37.5 million of available funds on the Acquisition Line carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on our leverage ratio. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of June 30, 2009, after considering outstanding balances, we had $586.0 million of available floorplan capacity under the Floorplan Line. Included in the $586.0 million available balance under the Floorplan Line is $44.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.2% as of June 30, 2009. In addition, we had $30.0 million outstanding in Acquisition Line borrowings at June 30, 2009. After considering $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $106.0 million of available borrowing capacity under the Acquisition Line as of June 30, 2009. The interest rate on the Acquisition Line was 2.3% as of June 30, 2009. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum equity requirement, among others, including additional maintenance requirements. As of June 30, 2009, we were in compliance with these covenants, including:

	As of June 30, 2009
	Required	Actual

Senior secured leverage ratio	< 2.75	1.40
Total leverage ratio	< 4.50	3.26
Fixed charge coverage ratio	> 1.25	1.72
Current Ratio	> 1.15	1.26

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

Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. In January 2009, we amended our Revolving Credit Facility to, among other things, exclude the impact of APB 14-1 from all covenant calculations.

Ford Motor Credit Company Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. During June 2009, we amended our FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of June 30, 2009, we had an outstanding balance of $43.4 million, with an available floorplan capacity of $106.6 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of June 30, 2009, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility.  Our Mortgage Facility is a five-year real estate credit facility that is syndicated with nine financial institutions and provides a maximum commitment of $235.0 million. The Mortgage Facility is used for acquisitions of real estate and vehicle dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel or property. The facility matures in March 2012. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one-month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. The interest rate of the Mortgage Facility for the three months ended June 30, 2009 was 1.4%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which, $0.5 million has been amortized as of June 30, 2009.

The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries that also guarantee or are required to guarantee our Revolving Credit Facility. So long as no default exists, we are entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by us and located at or near a vehicle dealership operated by a subsidiary of ours or otherwise used or to be used by a vehicle dealership operated by a subsidiary of ours. As of June 30, 2009, available unused borrowings from the Mortgage Facility totaled $44.1 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with including: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of June 30, 2009, we were in compliance with all of these covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

Other Credit Facilities.  Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2009 and 2010. The weighted average interest rate charged as of June 30, 2009 was approximately 4.2%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of June 30, 2009:

	Total
Credit Facility	Commitment	Outstanding	Available
	(In thousands)

Floorplan Line(1)	$1,000,000	$414,012	$585,988
Acquisition Line(2)	350,000	47,275	105,965

Total Revolving Credit Facility	1,350,000	461,287	691,953
FMCC Facility	150,000	43,357	106,643
Mortgage Facility	235,000	190,912	44,088

Total Credit Facilities(3)	$1,735,000	$695,556	$842,684

(1)	The available balance at June 30, 2009, includes $44.2 million of immediately available funds.

(2)	The outstanding balance at June 30, 2009 includes $30.0 million associated with acquisitions and $17.3 million of letters of credit outstanding. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility.

(3)	Outstanding balance excludes $42.1 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Uses of Liquidity and Capital Resources

Redemption of 2.25% Notes.  During the first six months of 2009, we repurchased approximately $36.7 million par value of our outstanding 2.25% Notes. Total cash used in completing these redemptions, excluding accrued interest of $0.1 million, was $17.3 million. We recognized a gain of $8.2 million on the repurchases, net of $11.1 million of write-offs related to debt cost and discounts related to the implementation of APB 14-1.

Mortgage Facility Activity.  During the first six months of 2009, we divested of a Ford franchise and the associated real estate located in Florida. The real estate was financed through our Mortgage Facility. We utilized $10.4 million of the proceeds received from the sale of the real estate to repay the associated outstanding balance on our Mortgage Facility. Also, during the six months ended June 30, 2009, we paid down $3.8 million in regular required principal payments against the Mortgage Facility. During the three months ended June 30, 2009, we utilized $27.9 million of borrowings under our Mortgage Facility to refinance our March 2008 and June 2008 Real Estate Loans. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. Through the six months ended June 30, 2009, we have spent $9.4 million in capital expenditures. Due to the current and near-term projected economical conditions, we have substantially reduced our capital expenditure forecast for 2009 to be less than $25.0 million, generally funded from excess cash, primarily to maintain existing facilities or complete projects initiated in 2008.

Dividends.  In February 2009, our Board of Directors indefinitely suspended the cash dividend on our common shares. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

Further, provisions of our Revolving Credit Facility and our 8.25% Notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of June 30, 2009, our 8.25% Notes were the most restrictive agreement with respect to such limits. This amount will increase or decrease in future periods by adding to the current limitation the sum of

50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our 8.25% Notes mature in 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates.  We have interest rate risk in our variable rate debt obligations and interest rate swaps. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt and interest rate swaps.

As of June 30, 2009, the outstanding principal amount of our 2.25% Notes and 8.25% Notes, which is primarily all of our fixed rate debt, totaled $187.8 million and $74.6 million, respectively, and had a fair value of $121.1 million and $63.4 million, respectively. The carrying amount of our 2.25% Notes and 8.25% Notes was $132.8 million and $73.1 million, respectively, at June 30, 2009.

As of June 30, 2009, we had $499.5 million of variable-rate floorplan borrowings outstanding, $190.9 million of variable-rate Mortgage Facility borrowings outstanding and $30.0 million of variable-rate acquisition facility borrowings outstanding. Based on the aggregate amount outstanding and before the impact of our interest rate swaps described below, a 100-basis point change in interest rates would result in an approximate $7.4 million change to our interest expense. After consideration of the interest rate swaps described below, a 100 basis point increase would yield a net increase of $1.9 million.

We received $4.7 million of interest assistance from certain automobile manufacturers during the three months ended June 30, 2009. This assistance is reflected as a $7.7 million reduction of our new vehicle cost of sales for the three months ended June 30, 2009, and reduced our new vehicle inventory by $3.0 million at June 30, 2009. For the past three years, the reduction to our new vehicle cost of sales has ranged from approximately 50% to 103% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. At June 30, 2009, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive income totaled $23.4 million. The increase in net unrealized losses during the period was primarily a result of the decline in forward interest rates experienced during the three month period ended June 30, 2009 compared to forward interest rates as of December 31, 2008. At June 30, 2009, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

In aggregate, as of June 30, 2009, we held interest rate swaps with aggregate notional amounts of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The LIBOR rate decreased during the six months ended June 30, 2009, from 0.45% at December 31, 2008, to 0.31% at June 30, 2009. These recent decreases in the LIBOR rate have impacted the forward yield curves, associated with the fair value measurement of our interest rate derivative instruments, decreasing our liability from $44.7 million as of December 31, 2008 to $37.5 million as of June 30, 2009.

Foreign Currency Exchange Rates.  As of June 30, 2009, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates versus the U.S. Dollar would have resulted in a $4.8 million change to our revenues for the six months ended June 30, 2009.

We utilize foreign currency translation hedge contracts to minimize the impact of currency fluctuations related to intercompany loans between our U.K. and U.S. affiliates. The hedge contracts are executed with identical terms and notional amounts to the underlying transactions. A 10% change in the Pound Sterling to U.S. Dollars exchange rate would have resulted in a $1.7 million change to the fair value of our foreign currency exchange derivative instrument as of June 30, 2009.

Additional information about our market sensitive financial instruments was provided in our 2008 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2009, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part  I, Item 1, Financial Information, Notes to Condensed Consolidated Financial Statements, Note 11, Commitments and Contingencies.

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

At the May 21, 2009, Annual Meeting of Stockholders, our stockholders voted on three matters.

1. Election of two Class I Directors:

The stockholders elected two (2) nominees as Class I Directors for a three-year term based on the following voting results:

	Votes Cast
Nominees Elected	For	Withheld

Earl J. Hesterberg	22,042,654	271,867
Beryl Raff	21,896,769	417,752

Our other continuing directors are:

John L Adams
Louis E. Lataif
Stephen D. Quinn
J. Terry Strange
Max P. Watson, Jr.

2. Approval to amend the 1998 Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan from 2,500,000 to 3,500,000. The results of the voting were as follows:

For	19,209,627
Against	186,911
Abstain	321,459

3. Ratification of the appointment of Ernst & Young LLP:

The stockholders ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ended December 31, 2009. The results of the voting were as follows:

For	22,264,139
Against	34,810
Abstain	15,571

Item 6.	Exhibits

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.1*†	—	Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008
10	.2*	—	Ninth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Group 1 Automotive, Inc.’s Proxy Statement (File No. 001-13461) filed April 9, 2009)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date August 4, 2009

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.1*†	—	Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008
10	.2*	—	Ninth Amendment to Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan (Incorporated by reference to Appendix A of Group 1 Automotive, Inc.’s Proxy Statement (File No. 001-13461) filed April 9, 2009)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement