Form 10-Q
period 2009-09-30
GROUP 1 AUTOMOTIVE INC
filed 2009-11-03
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 31, 2009, the registrant had 24,209,305 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(As adjusted(1))
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,882	$23,144
Contracts-in-transit and vehicle receivables, net	67,045	102,834
Accounts and notes receivable, net	52,667	67,350
Inventories	471,189	845,944
Deferred income taxes	15,504	18,474
Prepaid expenses and other current assets	31,781	38,878

Total current assets	653,068	1,096,624

PROPERTY AND EQUIPMENT, net	492,191	514,891
GOODWILL	501,164	501,187
INTANGIBLE FRANCHISE RIGHTS	154,849	154,597
OTHER ASSETS	17,924	20,815

Total assets	$1,819,196	$2,288,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$303,431	$693,692
Floorplan notes payable — manufacturer affiliates	89,654	128,580
Current maturities of long-term debt	13,663	13,594
Accounts payable	69,633	74,235
Accrued expenses	89,518	94,395

Total current liabilities	565,899	1,004,496

LONG-TERM DEBT, net of current maturities	441,102	536,723
DEFERRED INCOME TAXES	25,643	2,768
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	37,455	44,655
OTHER LIABILITIES	26,925	27,135
DEFERRED REVENUES	6,743	10,220

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized;
26,073 and 26,052 issued, respectively	261	261
Additional paid-in capital	348,913	351,405
Retained earnings	473,884	437,087
Accumulated other comprehensive loss	(30,615)	(38,109)
Treasury stock, at cost; 1,855 and 2,106 shares, respectively	(77,014)	(88,527)

Total stockholders’ equity	715,429	662,117

Total liabilities and stockholders’ equity	$1,819,196	$2,288,114

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As adjusted(1))		(As adjusted(1))
	(In thousands, except per share amounts)
	(Unaudited)

REVENUES:
New vehicle retail sales	$728,089	$877,669	$1,883,973	$2,737,732
Used vehicle retail sales	254,716	262,443	729,345	865,031
Used vehicle wholesale sales	43,151	58,689	112,536	193,412
Parts and service sales	183,254	188,576	547,224	572,165
Finance, insurance and other, net	37,509	46,597	102,213	152,012

Total revenues	1,246,719	1,433,974	3,375,291	4,520,352
COST OF SALES:
New vehicle retail sales	679,470	821,964	1,770,900	2,561,863
Used vehicle retail sales	228,445	234,527	652,640	771,132
Used vehicle wholesale sales	41,872	59,623	109,205	195,081
Parts and service sales	84,911	88,241	256,756	263,667

Total cost of sales	1,034,698	1,204,355	2,789,501	3,791,743

GROSS PROFIT	212,021	229,619	585,790	728,609
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	162,466	189,209	466,813	579,608
DEPRECIATION AND AMORTIZATION EXPENSE	6,666	6,734	19,541	19,049
ASSET IMPAIRMENTS	702	48,086	2,837	48,086

INCOME (LOSS) FROM OPERATIONS	42,187	(14,410)	96,599	81,866
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(7,523)	(11,236)	(24,342)	(35,636)
Other interest expense, net	(7,318)	(9,202)	(21,857)	(27,981)
Gain on redemption of long-term debt	598	495	8,211	904
Other income (expense), net	(4)	(41)	(6)	273

INCOME (LOSS) BEFORE INCOME TAXES	27,940	(34,394)	58,605	19,426
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(9,600)	12,577	(21,808)	(8,059)

INCOME (LOSS) FROM CONTINUING OPERATIONS	18,340	(21,817)	36,797	11,367
DISCONTINUED OPERATIONS:
Loss related to discontinued operations	—	—	—	(3,481)
Income tax benefit related to losses on discontinued operations	—	—	—	1,478

Loss from discontinued operations	—	—	—	(2,003)

NET INCOME (LOSS)	$18,340	$(21,817)	$36,797	$9,364

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$0.80	$(0.97)	$1.61	$0.51
Loss per share from discontinued operations	—	—	—	(0.09)

Earnings (loss) per share	$0.80	$(0.97)	$1.61	$0.42

Weighted average common shares outstanding	22,965	22,551	22,833	22,479
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$0.78	$(0.96)	$1.58	$0.50
Loss per share from discontinued operations	—	—	—	(0.09)

Earnings (loss) per share	$0.78	$(0.96)	$1.58	$0.41

Weighted average common shares outstanding	23,503	22,716	23,240	22,641
CASH DIVIDENDS PER COMMON SHARE	$—	$0.14	$—	$0.42

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
		(As adjusted(1))
	(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,797	$9,364
Net loss from discontinued operations	—	2,003
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	23,078	9,279
Depreciation and amortization	19,541	19,049
Gain on redemption of long-term debt	(8,211)	(904)
Stock based compensation	7,367	4,894
Amortization of debt discount and issue costs	5,413	7,664
Asset Impairments	2,837	48,086
Excess tax benefits from stock-based compensation	348	276
Other	(1,213)	(137)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	373,146	28,261
Floorplan notes payable — manufacturer affiliates	(39,454)	(33,266)
Contracts-in-transit and vehicle receivables	35,909	101,207
Accounts and notes receivable	20,865	10,693
Accounts payable and accrued expenses	(15,478)	(17,043)
Prepaid expenses and other assets	7,304	18,320
Deferred revenues	(3,477)	(4,705)

Net cash provided by operating activities, from continuing operations	464,772	203,041

Net cash used in operating activities, from discontinued operations	—	(13,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of franchises, property and equipment	21,068	23,778
Purchases of property and equipment	(11,711)	(130,283)
Cash paid in acquisitions, net of cash received	(3,754)	(48,678)
Other	1,901	1,055

Net cash provided by (used in) investing activities, from continuing operations	7,504	(154,128)

Net cash provided by investing activities, from discontinued operations	—	23,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facility — Floorplan Line	(2,192,162)	(4,026,396)
Borrowings on credit facility — Floorplan Line	1,801,901	4,074,078
Repayments on credit facility — Acquisition Line	(139,000)	(220,000)
Borrowings on credit facility — Acquisition Line	89,000	100,000
Borrowings on mortgage facility	29,133	54,625
Principal payments on mortgage facility	(17,150)	(5,590)
Principal payments of long-term debt related to real estate loans	(34,049)	(1,702)
Borrowings of long-term debt related to real estate purchases	—	33,515
Redemption of other long-term debt	(20,859)	(26,663)
Principal payments of other long-term debt	(397)	(4,497)
Proceeds from issuance of common stock to benefit plans	2,520	2,746
Debt extinguishment costs related to real estate loans	(534)	—
Excess tax benefits from stock-based compensation	(348)	(276)
Dividends paid	—	(9,737)
Borrowings on other facilities for acquisitions	—	1,490
Repurchases of common stock, amounts based on settlement date	—	(776)
Debt issue costs	—	(365)

Net cash used in financing activities, from continuing operations	(481,945)	(29,548)

Net cash used in financing activities, from discontinued operations	—	(21,103)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,407	19

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,262)	7,959
CASH AND CASH EQUIVALENTS, beginning of period	23,144	34,248

CASH AND CASH EQUIVALENTS, end of period	$14,882	$42,207

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized
					Gains	Unrealized	Unrealized
					(Losses)	Gains	Gains
			Additional		on Interest	(Losses)	(Losses)
	Common Stock		Paid-in	Retained	Rate	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Swaps	Securities	Translation	Stock	Total
	(Unaudited, In thousands)

BALANCE, December 31, 2008 (As adjusted(1))	26,052	$261	$351,405	$437,087	$(27,909)	$(285)	$(9,915)	$(88,527)	$662,117
Comprehensive income:
Net Income	—	—	—	36,797	—	—	—	—	36,797
Interest rate swap adjustment,net of tax provision of $2,700	—	—	—	—	4,500	—	—	—	4,500
Gain on investments, net of tax provision of $206	—	—	—	—	—	343	—	—	343

Unrealized gain on currency translation	—	—	—	—	—	—	2,651	—	2,651

Total comprehensive income									44,291
Equity component of 2.25% Convertible Note repurchase, net of tax provision of $155	—	—	(275)	—	—	—	—	—	(275)
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Issuance of common and treasury shares to employee benefit plans	(261)	(3)	(11,778)	—	—	—	—	11,513	(268)
Proceeds from sales of common stock under employee benefit plans	156	1	2,520	—	—	—	—	—	2,521
Issuance of restricted stock	169	2	(2)	—	—	—	—	—	—
Forfeiture of restricted stock	(43)	—	—	—	—	—	—	—	—

Stock-based compensation	—	—	7,367	—	—	—	—	—	7,367
Tax effect from options exercised and the vesting of restricted shares	—	—	(324)	—	—	—	—	—	(324)

BALANCE, September 30, 2009	26,073	$261	$348,913	$473,884	$(23,409)	$58	$(7,264)	$(77,014)	$715,429

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

As of September 30, 2009, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (39 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (45 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. In addition, the Company’s international operations consist of three dealerships in the U.K. that are managed locally with direct reporting responsibilities to the Company’s corporate management team.

During 2009, Chrysler LLC (“Chrysler”) and General Motors Corporation (“General Motors”) filed for protection under the bankruptcy laws of the U.S. As of September 30, 2009, the Company owned and operated eight Chrysler brand dealerships, all of which contain Chrysler, Jeep and Dodge franchises, and seven General Motors brand dealerships, five of which contain Chevrolet franchises only and two of which contain Buick, Pontiac and GMC franchises. Although both Chrysler and General Motors terminated a number of their dealer franchise agreements in conjunction with their respective bankruptcies and restructuring efforts, the Company has retained each of these dealership franchises. While the comprehensive impact of the bankruptcies and subsequent business restructurings of Chrysler and General Motors on the Company will not be fully known for some time, the Company has continued to collect its receivables from both Chrysler and General Motors and did not experience a significant decline in the valuation of its vehicle and parts inventory as of September 30, 2009. See Note 11 for discussion of the Company’s contractual commitments.

Also, during 2009, Chrysler Financial and GMAC, the financing subsidiaries of Chrysler and General Motors, respectively, separated from their manufacturer affiliates. As a result, GMAC continued to provide services to support the financing of General Motor vehicle purchases and assumed support from Chrysler Financial for the financing of Chrysler vehicle purchases. Prior to these events, the Company relied upon Chrysler Financial and GMAC to finance a portion of the new and used retail vehicle sales for its customers and, subsequently, will continue to rely upon GMAC for these financing services. However, the operational and financial impact on the Company of the separation of Chrysler Financial and GMAC from their respective affiliated manufacturers and the assumption by GMAC of Chrysler Financial’s financing support is not predictable at this time, but could be adverse to the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Retrospective Application of Change in Accounting Principle

In May 2008, codified primarily under ASC Topic No. 470, “Debt” (“ASC 470”), the FASB finalized FSP Accounting Principle Bulletin (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“APB 14-1”), which specifies the accounting for certain convertible debt instruments, including the 2.25% Notes. For convertible debt instruments that may be settled entirely or partially in cash upon

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion, ASC 470 requires an entity to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company adopted this augmentation to ASC 470 on January 1, 2009 and retrospectively restated all applicable prior year financial information to comply with this standard. Financial statements as of December 31, 2008, 2007, and 2006 and the years then ended, have been retrospectively restated and included in the Current Report on Form 8-K filed August 11, 2009. The adoption of this standard for the 2.25% Notes required the equity component of the 2.25% Notes to be initially included in the paid-in-capital section of stockholders’ equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Notes, which is amortized as non-cash interest expense through 2016 (the date that the 2.25% Notes are first puttable to the Company). Adjustments were made for implementation of ASC 470 impacting historically reported amounts for other interest expense, gain on redemption of long-term debt, provision for income taxes, long-term debt, deferred tax liabilities, retained earnings and additional paid-in-capital. As of December 31, 2008, the impact of these adjustments decreased long-term debt by $65.3 million, increased net deferred tax liabilities by $24.5 million, decreased retained earnings by $23.2 million and increased additional paid in capital by $64.0 million. For the three and nine months ended September 30, 2008, the impact of these adjustments decreased income from continuing operations before income taxes by $2.0 million and $5.9 million, decreased net income by $1.2 million and $3.7 million and decreased diluted earnings per share by $0.05 and $0.16 per share, respectively. At the debt level outstanding as of September 30, 2009, the Company anticipates that the ongoing annual impact of ASC 470 will be to increase non-cash interest expense and decrease income from continuing operations before income taxes by approximately $7.4 million. See Note 7 for further details regarding this accounting pronouncement and its impact on the Company.

Basis of Presentation

All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated subsequent events through November 3, 2009, which represents the date the financial statements were issued.

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

Statements of Cash Flows

With respect to all new vehicle floorplan borrowings, vehicle manufacturers draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing, the Company chooses which vehicles to finance and the funds flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows and all borrowings from, and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repayments to, the syndicated lending group under the revolving credit facility (including the cash flows from or to manufacturer affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

Income Taxes

Currently, the Company operates in 15 different states in the U.S. and in the U.K. Each of these tax jurisdictions has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.

The Company follows the liability method of accounting for income taxes in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, “Income Taxes” (“ASC 740”), which includes guidance originally issued as Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, contacts-in-transit and vehicle receivables, accounts and notes receivables, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivables, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. The Company carries its long-term debt at face value, net of applicable discounts. As of September 30, 2009 and December 31, 2008, the Company’s 8.25% Senior Subordinated Notes due 2013 (the “8.25% Notes”) had a carrying value, net of applicable discount, of $73.2 million and $73.0 million, respectively, and a fair value, based on quoted market prices, of $74.6 million and $48.9 million, respectively. Also, as of September 30, 2009 and December 31, 2008, the Company’s 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”) had a carrying value, net of applicable discount, of $130.4 million and $155.3 million, respectively, and a fair value, based on quoted market prices, of $130.0 million and $95.1 million, respectively. The Company’s derivative financial instruments are carried at fair market value. See Notes 8 and 10 for further details regarding the Company’s derivative financial instruments and fair value measurements.

Long-Lived Assets

The Company reviews long-lived assets for impairment when evidence exists that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than the future undiscounted cash flow estimate, then it is required to be written down to its fair value.

Goodwill

The Company defines its reporting units as each of its three regions in the U.S. and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator). In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. To the extent the carrying value of the goodwill exceeds the implied fair value under step two of the impairment test, an impairment charge equal to the difference is recorded. During the nine months ended September 30, 2009, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of the franchise rights are not amortized. Franchise rights acquired in acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at September 30, 2009 and December 31, 2008 in the accompanying consolidated balance sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with ASC Topic No. 350, “Intangibles-Goodwill and Other” (“ASC 350”), which includes guidance originally issued as SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred. In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that has been recorded by using a direct value method, discounted cash flow model as required by ASC Topic No. 805, “Business Combinations” (“ASC 805”), which includes guidance originally issued as SFAS No. 141, “Business Combinations” (“SFAS 141”) and Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”). During the nine months ended September 30, 2009, the Company did not identify an impairment indicator relative to its remaining capitalized value of intangible franchise rights and, therefore, no impairment evaluation was required. Prior to the bankruptcy declarations of Chrysler and General Motors, the Company impaired all of its intangible franchise rights that had been capitalized in association with such franchises.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the Pound Sterling. The financial statements of all of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with ASC Topic No. 830, “Foreign Currency Matters” (“ASC 830”), which includes guidance originally issued as SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in Accumulated Other Comprehensive Income/(Loss) in Stockholders’ Equity and Other Income/(Expense), when applicable.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2009, the FASB released a single source of authoritative accounting guidance in the form of the FASB Accounting Standards Codification. Codified primarily within ASC Topic No. 105, “Generally Accepted Accounting Principles” (“ASC 105”), the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which amends guidance originally issued as SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The Accounting Standards Codification (“ASC”) is now the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective July 1, 2009, the ASC supersedes all previously issued non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC is now considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption by the Company during the third quarter of 2009 did not have a material impact on the Company’s financial position or results of operations for the three and nine months ended September 30, 2009.

3.	STOCK-BASED COMPENSATION PLANS:

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

Under the Company’s 2007 Long Term Incentive Plan (the “Incentive Plan”), as amended, 6.5 million shares of common stock are available for issuance through the duration of the plan, which expires on March 8, 2017. The Incentive Plan reserves shares of common stock for grants to directors, officers and other employees of the Company and its subsidiaries of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) the exercise price of which may not be less than the fair market value of the common stock on the date of grant and, stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards. As of September 30, 2009, there were 1,081,759 shares available under the Incentive Plan for future grants of these awards.

Stock Option Awards

The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company has not issued stock option awards since November 2005. The following summary presents information regarding outstanding options as of September 30, 2009, and the changes during the nine months then ended:

		Weighted
		Average
	Number	Exercise Price

Options outstanding, December 31, 2008	169,544	$29.00
Grants	—	—
Exercised	(22,150)	23.12
Forfeited	(10,100)	38.42

Options outstanding, September 30, 2009	137,294	29.27

Options vested or expected to vest at September 30, 2009	137,267	29.27

Options exercisable at September 30, 2009	134,054	$29.30

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

Beginning in 2005, the Company began granting restricted stock awards or, at the recipient’s election, phantom stock awards to directors and certain employees at no cost to the recipient, pursuant to the Incentive Plan. In November 2006, the Company began to grant performance awards to certain employees at no cost to the recipient, pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant, but are subject to forfeiture provisions for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. Performance awards are considered outstanding at the date of grant, with forfeiture provisions that lapse based on time and the achievement of certain performance criteria established by the Company. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

A summary of these awards as of September 30, 2009, and the changes during the nine months then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2008	1,242,960	$21.67
Granted	177,981	16.19
Vested	(137,579)	25.37
Forfeited	(32,200)	20.33

Nonvested at September 30, 2009	1,251,162	$20.37

1998 Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. During May 2009, the Company’s stockholders approved an amendment to the Purchase Plan, increasing the total number of shares available for issuance under the Plan from 2.5 million to 3.5 million. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2009, there were 1,110,623 shares remaining available for future issuance under the Purchase Plan. During the nine months ended September 30, 2009 and 2008, the Company issued 155,857 and 154,989 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $6.48 and $5.15 during the nine months ended September 30, 2009 and 2008, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $1.9 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively, and $7.4 million and $4.9 million for the nine months ended September 30, 2009 and 2008, respectively. Cash received from vested restricted stock awards, option exercises and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Plan purchases was $2.0 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. Additional paid-in capital was reduced by $0.3 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $0.5 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $2.1 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will reissue treasury shares, if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares to be issued under the Purchase Plan.

4.	EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average shares outstanding (excluding dilutive securities). Diluted EPS is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As adjusted(1))		(As adjusted(1))
	(In thousands, except per share amounts)

Net income (loss) from:
Continuing operations, net of income taxes	$18,340	$(21,817)	$36,797	$11,367
Discontinued operations, net of income taxes	—	—	—	(2,003)

Net income (loss)	$18,340	$(21,817)	$36,797	$9,364

Weighted average basic shares outstanding	22,965	22,551	22,833	22,479
Dilutive effect of stock options, net of assumed repurchase of treasury stock	13	7	6	11
Dilutive effect of restricted stock, net of assumed repurchase of treasury stock	525	158	401	151

Weighted average diluted shares outstanding	23,503	22,716	23,240	22,641

Earnings (loss) per share from:
Basic:
Continuing operations, net of income taxes	$0.80	$(0.97)	$1.61	$0.51
Discontinued operations, net of income taxes	—	—	—	(0.09)

Net income (loss)	$0.80	$(0.97)	$1.61	$0.42

Diluted:
Continuing operations, net of income taxes	$0.78	$(0.96)	$1.58	$0.50
Discontinued operations, net of income taxes	—	—	—	(0.09)

Net income (loss)	$0.78	$(0.96)	$1.58	$0.41

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards were 0.2 million and 0.5 million for the three months ended September 30, 2009 and 2008, respectively, and 0.4 million and 0.5 million for the nine months ended September 30, 2009 and 2008, respectively.

If the 2.25% Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under its 2.25% Notes and the warrants sold in connection with the 2.25% Notes. Since the average price of the Company’s common stock for the nine months ended September 30, 2009 was less than $59.43, no net shares were issuable under the 2.25% Notes or the warrants.

5.	INCOME TAXES:

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. as a result of its dealership acquisitions in March 2007. The effective income tax rate of 34.4% of pretax income from continuing operations for the three months ended September 30, 2009 differed from the federal statutory rate of 35.0% due primarily to a $1.9 million cumulative benefit recognized in conjunction with a tax election made during the third quarter of 2009, partially offset by the taxes provided for the taxable state jurisdictions in which the Company operates.

For the nine months ended September 30, 2009, the Company’s effective tax rate related to continuing operations decreased to 37.2% from 41.5% for the same period in 2008. The change was primarily due to changes in certain state tax laws and rates, the mix of pretax income from continuing operations from the taxable state jurisdictions in which the Company operates, and the tax election benefit recognized during the nine months ended September 30, 2009.

As of September 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor accrue any interest for the nine months ended September 30, 2009.

Taxable years 2004 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

6.	CREDIT FACILITIES:

The Company has a $1.35 billion revolving syndicated credit arrangement with 22 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million real estate credit facility (the “Mortgage Facility”) for financing of real estate expansion, as well as, arrangements with several other automobile manufacturers for financing of the vehicle inventory associated with its U.K. operations and a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as Current Liabilities.

Revolving Credit Facility

The Revolving Credit Facility expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital needs, including

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of $1.0 billion and $350.0 million. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The first $37.5 million of available funds on the Acquisition Line carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of September 30, 2009, after considering outstanding balances of $303.4 million, the Company had $696.6 million of available floorplan capacity under the Floorplan Line. Included in the $696.6 million available balance under the Floorplan Line is $71.0 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.2% as of September 30, 2009. With regards to the Acquisition Line, no borrowings were outstanding as of September 30, 2009. After considering the $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $146.9 million of available borrowing capacity under the Acquisition Line as of September 30, 2009. The interest rate on the Acquisition Line was 2.2% as of September 30, 2009. The amount of available borrowing capacity under the Acquisition Line may vary from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum net worth requirement, among others. Additionally, under the terms of the Revolving Credit Facility, the Company is limited in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding stock, based primarily on the quarterly net income of the Company. The amount available for cash dividends and share repurchases will increase in future periods by 50% of the Company’s cumulative net income (as defined under the terms of the Revolving Credit Facility), the net proceeds from stock option exercises and certain other items, and decrease by subsequent payments for cash dividends and share repurchases. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding for greater than one year.

As of September 30, 2009, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. In January 2009, the Company amended the Revolving Credit Facility to, among other things, exclude the impact of the guidance originally issued as APB 14-1, which is included in ASC 470, from all covenant calculations.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement that may be cancelled with 30 days notice by either party. During June 2009, the Company amended its FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of September 30, 2009, the Company had an outstanding balance of $44.5 million with an available floorplan capacity of $105.5 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of September 30, 2009, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility

In 2007, the Company entered into a five-year term real estate credit facility (the “Mortgage Facility”) with Bank of America, N.A. which matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions. The proceeds of the Mortgage Facility are used for acquisitions of real property associated with the Company’s dealerships and other operations. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. The interest rate of the Mortgage Facility as of September 30, 2009 was 1.3%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required for each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which $0.6 million has been amortized as of September 30, 2009.

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

During the nine months ended September 30, 2009, the Company paid down $6.8 million in regular principal payments against the Mortgage Facility, plus an additional $10.4 million from the proceeds of a Ford dealership disposition in March 2009. Also during 2009, the Company utilized $27.9 million of borrowings on the Mortgage Facility to refinance the Company’s March 2008 and June 2008 Real Estate Notes (as defined in Note 7). See Note 7 for further details related to the payment of the March 2008 and June 2008 Real Estate Notes. As of September 30, 2009, borrowings under the facility totaled $190.0 million, with $10.3 million recorded as a Current Maturity of Long-Term Debt in the accompanying Consolidated Balance Sheets, and available borrowings from the Mortgage Facility totaled $45.0 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of September 30, 2009, the Company was in compliance with all applicable covenants and ratios under the Mortgage Facility.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for financing of the new, used and rental vehicle inventories of its U.K. operations. This facility bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2009, the interest rates charged for borrowings under this facility ranged from 1.2% to 4.5%.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2009 and 2010. As of September 30, 2009, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 0.3% to 5.5%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time. The Company also receives interest assistance from certain automobile manufacturers. The assistance has ranged from approximately 49.9% to 87.0% of the Company’s floorplan interest expense over the past three years.

7.	LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
		(As adjusted(1))
	(In thousands)

2.25% Convertible Senior Notes due 2036 (principal of $182,753 and $224,500, respectively)	$130,449	$155,333
8.25% Senior Subordinated Notes due 2013 (principal of $74,600)	73,189	72,962
Mortgage Facility (see Note 6)	189,981	177,998
Other Real Estate Related and Long-Term Debt	21,329	52,965
Capital lease obligations related to real estate, maturing in varying amounts through April 2023	39,817	41,059
Acquisition Line (see Note 6)	—	50,000

	454,765	550,317
Less current maturities	13,663	13,594

	$441,102	$536,723

(1)	Refer to Footnote 2 for a description of adjustments made to historical financial information.

2.25% Convertible Senior Notes

On January 1, 2009, the Company adopted and retrospectively applied recently issued accounting guidance, which requires an entity to separately account for the liability and equity component of a convertible debt instrument in a manner that reflects the issuer’s economic interest cost. As a result, the equity component of the Company’s 2.25% Notes is required to be initially included in the paid-in-capital section of stockholder’s equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Notes, which is amortized as non-cash interest expense through 2016 (the date that the 2.25% Notes are first puttable to the Company).

The Company determined the fair value of a non-convertible debt instrument using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.8% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten year term for the assessment of the fair value of its convertible debt. As of September 30, 2009, December 31, 2008 and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 26, 2006 (the date of issuance of the 2.25% Notes), the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	September 30,	December 31,	June 26,
	2009	2008	2006
	(Dollars in thousands)

Carrying amount of equity component	$65,270	$65,545	$65,545
Allocated underwriter fees, net of taxes	(1,475)	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)	(58)

Total net equity component	$63,737	$64,012	$64,012

Deferred income tax component	$18,375	$24,461	$38,408

Principal amount of 2.25% Notes	$182,753	$224,500	$287,500
Unamortized discount	(50,332)	(66,561)	(104,873)
Unamortized underwriter fees	(1,972)	(2,606)	(4,109)

Net carrying amount of liability component	$130,449	$155,333	$178,518

Net impact of ASC 470 on retained earnings	$(32,791)	$(23,249)	$—

Effective interest rate of liability component	7.7%	7.8%	7.8%
Year-to-date contractual interest expense	$3,338	$6,311	$—
Year-to-date discount amortization	$4,148	$8,147	$—
Unamortized debt issuance cost	$78	$104	$163

During the nine months ended September 30, 2009, the Company repurchased $41.7 million par value of the 2.25% Notes for $20.9 million in cash and realized a net gain of $8.7 million which is included in the Consolidated Statements of Operations. In conjunction with the repurchases, $12.6 million of unamortized discount, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options acquired at the time the repurchased 2.25% Notes were issued, $13.4 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the Company’s tax gain. Accordingly, the Company recorded a proportionate reduction in its deferred tax assets. In conjunction with these repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Line

During the nine months ended September 30, 2009, the Company repaid a net $50.0 million of the outstanding borrowings under its Acquisition Line.

8.	DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES:

The periodic interest rates of the Revolving Credit Facility and the Mortgage Facility are indexed to one-month LIBOR rates plus an associated company credit risk rate. In order to stabilize earnings exposure related to fluctuations in LIBOR rates, the Company employs an interest rate hedging strategy, whereby it has entered into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable LIBOR interest rate exposure for a fixed interest rate over the same terms as the Revolving Credit Facility and the Mortgage Facility.

The Company reflects the current fair value of all derivatives on its Consolidated Balance Sheets. The Company measures its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the hierarchy framework as described in ASC 820, which includes the guidance originally issued as SFAS 157.

The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges are designated as cash flow hedges.

During the nine months ended September 30, 2009, the Company did not enter into any new interest rate derivatives. As of September 30, 2009 and December 31, 2008, the Company held interest rate swaps of $550.0 million in notional value that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. At September 30, 2009, all of the Company’s derivative contracts were determined to be effective, and no significant ineffective portion was recognized in income. Included in its Consolidated Balance Sheets as liabilities from interest rate risk management activities, the fair value of the Company’s derivative financial instruments was $37.5 million and $44.7 million as of September 30, 2009 and December 31, 2008, respectively. Included in accumulated other comprehensive loss at September 30, 2009 and 2008 are unrealized losses, net of income taxes, totaling $23.4 million and $11.0 million, respectively, related to these hedges. For the three and nine months ended September 30, 2009, respectively, the impact of these interest rate hedges increased floorplan interest expense by $5.1 million and $15.7 million; for the three and nine months ended September 30, 2008, respectively, the impact of these interest rate hedges increased floorplan interest expense by $2.8 million and $7.0 million. Total floorplan interest expense was $7.5 million and $11.2 million for the three months ended September 30, 2009 and 2008, respectively, and $24.3 million and $35.6 million for the nine months ended September 30, 2009 and 2008, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilizes foreign currency exchange derivatives to minimize the impact of currency fluctuations related to intercompany transactions between its U.K. and U.S. affiliates. The Company measures these foreign currency exchange contracts utilizing an income approach, measuring the fair value of these contracts based upon the underlying transaction value at contracted exchange rates. The Company contracts an initial rate of borrowing offset by a forward rate of borrowing at the inception of the contract, upon which the present value totals are based. The hedge contracts are executed with identical maturity and notional amounts to the underlying transactions, which serves to minimize the income statement impact from fluctuations in the currency rates. The Company believes that the valuation measurement inputs of these hedge contracts are readily observable in the market and can be obtained from market sources or quotes for similar instruments in the market and as such has classified these contracts within Level 2 of the hierarchy framework as described in ASC 820. The Company has designated these transactions as fair value hedges with the fair value of the contract being presented as other assets or other liabilities within the Company’s Consolidated Balance Sheets. Ineffectiveness related to these contracts, if any, is recognized as other income or expense in the Company’s Consolidated Statements of Operations. See Note 10 for additional details regarding the fair value of these contracts on our Consolidated Balance Sheet. The Company accounts for these derivatives according to ASC 815, as it includes the guidance originally issued as SFAS 133, which establishes accounting and reporting standards for derivative instruments.

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets. The Company had no material gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for either the September 30, 2009 or 2008 periods, respectively.

Effect of Derivative Instruments on the Consolidated Balance Sheets
				Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in OCI on			OCI into Statements of
	Derivative			Operations
	Nine Months Ended		Location of Gain (Loss)	Nine Months Ended
Derivatives in Cash	September 30,		Reclassified from OCI into	September 30,
Flow Hedging Relationship	2009	2008	Statements of Operations	2009	2008
	(In thousands)			(In thousands)

Interest rate swap contracts	$4,500	$(899)	Floorplan interest expense	$(15,742)	$(6,983)
			Other interest expense	(2,220)	—

The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $22.1 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	PROPERTY AND EQUIPMENT:

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	September 30,	December 31,
	in Years	2009	2008
		(In thousands)

Land	—	$172,968	$181,460
Buildings	30 to 40	231,387	226,166
Leasehold improvements	up to 30	75,608	70,850
Machinery and equipment	7 to 20	57,530	56,083
Furniture and fixtures	3 to 10	58,265	57,643
Company vehicles	3 to 5	10,328	10,945
Construction in progress		5,794	17,871

Total		611,880	621,018
Less accumulated depreciation and amortization		119,689	106,127

Property and equipment, net		$492,191	$514,891

During the nine months ended September 30, 2009, the Company incurred $11.7 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities.

10.	FAIR VALUE MEASUREMENTS:

Based on the guidance in ASC 820, which includes the guidance originally issued as SFAS No. 157, the Company defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosure of the extent to which fair value is used to measure financial and non-financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. ASC 820 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

The Company evaluated its financial and non-financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework as described in ASC 820 as discussed below. See Note 8 for disclosures related to interest rate and foreign currency exchange derivatives.

Marketable Securities, Debt Instruments, and Hedge Contracts

The Company accounts for its investments in marketable securities and debt instruments based on the guidance described in ASC 320, as it includes the guidance originally issued as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments (as amended)” (“SFAS 115”), which established standards of financial

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. Accordingly, the Company designates these investments as available-for-sale, measures them at fair value and classifies them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions.

The Company maintains multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers acceptances, that have maturities of less than three months. The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the hierarchy framework as described in ASC 820.

The Company, within its trusts accounts, holds investments in debt instruments, such as government obligations and other fixed income securities. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the hierarchy framework as described in ASC 820.

The fair value of our short-term investments, debt securities and interest rate derivative financial instruments as of September 30, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Marketable securities	$3,044	$—	$—	$3,044
Debt securities	—	6,493	—	6,493

Total	$3,044	$6,493	$—	$9,537

Liabilities
Foreign currency exchange derivative	$—	$297	$—	$297
Interest rate derivative financial instruments	—	37,455	—	37,455

Total	$—	$37,752	$—	$37,752

11.	COMMITMENTS AND CONTINGENCIES:

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

Until 2007, the Company’s dealerships sold credit insurance policies to its vehicle customers and received payments for these services through relationships with insurance companies. Allegations have been made against these insurance companies with which the Company did business that the insurance companies lacked adequate monitoring processes and, as a result, failed to remit to policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of the Company’s dealerships have received notice from these insurance companies advising that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. To date, the Company has paid out $1.7 million in the aggregate to settle its contractual obligations with the insurance companies. The commissions received on the sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with ASC Topic No. 944, “Financial Services-Insurance” (“ASC 944”), which includes the guidance originally issued as SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). As such, a portion of any payout would be offset against deferred revenue, while the remainder would be recognized as a finance and insurance chargeback expense. The Company believes it has meritorious defenses that it will pursue for a portion of these chargebacks, but anticipates paying some additional amount of claims or probable settlements in the future. The estimated amount of future settlements has been accrued; however, the exact amounts cannot be determined with any certainty at this time.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are $31.7 million at September 30, 2009. Of the total obligation, $9.2 million of the remaining rental payment obligations are associated with facilities being operated as a Chrysler Brand or GM Brand dealership. The Company’s exposure under each of these leases is difficult

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

12.	COMPREHENSIVE INCOME:

The following table provides a reconciliation of net income to comprehensive income for three and the nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As adjusted(1))		(As adjusted(1))
	(In thousands)		(In thousands)

Net income (loss)	$18,340	$(21,817)	$36,797	$9,364
Other comprehensive income:
Change in fair value of interest rate derivatives	16	(1,395)	4,500	(899)
Unrealized gain (loss) on investments	97	(18)	343	(8)
Gain (loss) on currency translations	(1,122)	(3,429)	2,651	(3,472)

Total comprehensive income (loss)	$17,331	$(26,659)	$44,291	$4,985

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

13.	DISPOSITIONS AND ACQUISITIONS:

During the first nine months of 2009, the Company disposed of two dealership franchises, one of which included property related to the dealership. Consideration received for these franchises totaled $20.8 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance. Subsequent to September 30, 2009, the Company sold two Chrysler brand dealership franchises located in Texas. Consideration received for the two franchises totaled $8.0 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold.

During the first nine months of 2009, the Company acquired one Hyundai franchise located in Texas. Consideration paid for the franchise totaled $3.8 million, including amounts paid for new vehicle inventory, parts inventory, equipment and furniture and fixtures. The new vehicle inventory was subsequently financed through borrowings under the Company’s Floorplan Line. Subsequent to September 30, 2009, the Company acquired one BMW dealership located in Alabama for a gross purchase price of $7.4 million. Consideration paid for the dealership includes amounts paid for new vehicle inventory, parts inventory, equipment and furniture and fixtures. The new vehicle inventory was subsequently financed through borrowings under the Company’s Floorplan Line.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Revenues	$—	$—	$—	$49,192
Loss on the sale of discontinued operations before income taxes	—	—	—	(3,481)
Income tax benefit	—	—	—	1,478

Net loss from discontinued operations	$—	$—	$—	$(2,003)

The Company allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations.

15.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

The following tables include condensed consolidating financial information as of September 30, 2009, and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008, for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,882	$—	$—	$12,346	$2,536
Accounts and other receivables, net	119,712	—	—	113,753	5,959
Inventories	471,189	—	—	456,740	14,449
Deferred and other current assets	47,285	—	—	34,406	12,879

Total current assets	653,068	—	—	617,245	35,823
PROPERTY AND EQUIPMENT, net	492,191	—	—	470,367	21,824
GOODWILL AND OTHER INTANGIBLES	656,013	—	—	649,123	6,890
INVESTMENT IN SUBSIDIARIES	—	(920,779)	920,779	—	—
OTHER ASSETS	17,924	—	2,994	5,606	9,324

Total assets	$1,819,196	$(920,779)	$923,773	$1,742,341	$73,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$303,431	$—	$—	$303,431	$—
Floorplan notes payable — manufacturer affiliates	89,654	$—	—	80,050	9,604
Current maturities of long-term debt	13,663	—	—	12,658	1,005
Accounts payable	69,633	—	—	61,012	8,621
Intercompany accounts payable	—	—	177,729	(162,232)	(15,497)
Accrued expenses	89,518	—	—	87,733	1,785

Total current liabilities	565,899	—	177,729	382,652	5,518
LONG TERM DEBT, net of current maturities	441,102	—	—	426,120	14,982
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	37,455	—	—	37,455	—
DEFERRED AND OTHER LIABILITIES	52,568	—	—	50,927	1,641
DEFERRED REVENUES	6,743	—	—	1,504	5,239
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	715,429	(920,779)	746,044	843,683	46,481

Total liabilities and stockholders’ equity	$1,819,196	$(920,779)	$923,773	$1,742,341	$73,861

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands, As adjusted(1))

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,144	$—	$—	$22,598	$546
Accounts and other receivables, net	170,184	—	—	167,975	2,209
Inventories	845,944	—	—	835,447	10,497
Deferred and other current assets	57,352	—	—	44,100	13,252

Total current assets	1,096,624	—	—	1,070,120	26,504
PROPERTY AND EQUIPMENT, net	514,891	—	—	494,616	20,275
GOODWILL AND OTHER INTANGIBLES	655,784	—	—	649,520	6,264
INVESTMENT IN SUBSIDIARIES	—	(868,547)	868,547	—	—
OTHER ASSETS	20,815	—	2,844	3,951	14,020

Total assets	$2,288,114	$(868,547)	$871,391	$2,218,207	$67,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$693,692	$—	$—	$693,692	$—
Floorplan notes payable — manufacturer affiliates	128,580	—	—	123,094	5,486
Current maturities of long-term debt	13,594	—	—	13,445	149
Accounts payable	74,235	—	—	65,864	8,371
Intercompany accounts payable	—	—	171,164	(156,836)	(14,328)
Accrued expenses	94,395	—	—	92,704	1,691

Total current liabilities	1,004,496	—	171,164	831,963	1,369
LONG TERM DEBT, net of current maturities	536,723	—	—	522,204	14,519
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	44,655	—	—	44,655	—
DEFERRED AND OTHER LIABILITIES	29,903	—	—	28,104	1,799
DEFERRED REVENUES	10,220	—	—	1,514	8,706
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	662,117	(868,547)	700,227	789,767	40,670

Total liabilities and stockholders’ equity	$2,288,114	$(868,547)	$871,391	$2,218,207	$67,063

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2009

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

Revenue	$1,246,719	$—	$—	$1,211,575	$35,144
Cost of Sales	1,034,698	—	—	1,004,631	30,067

Gross profit	212,021	—	—	206,944	5,077
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	162,466	—	1,124	157,329	4,013
DEPRECIATION AND AMORTIZATION EXPENSE	6,666	—	—	6,347	319
ASSET IMPAIRMENTS	702	—	—	702	—

INCOME (LOSS) FROM OPERATIONS	42,187	—	(1,124)	42,566	745
OTHER INCOME (EXPENSE)
Floorplan interest expense	(7,523)	—	—	(7,404)	(119)
Other interest expense, net	(7,318)	—	—	(7,228)	(90)
Gain on redemption of long-term debt	598	—	—	598	—
Other income, net	(4)	—	—	(4)	—
Equity in earnings of subsidiaries	—	(19,464)	19,464	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,940	(19,464)	18,340	28,528	536
BENEFIT (PROVISION) FOR INCOME TAXES	(9,600)	—	—	(9,468)	(132)

INCOME (LOSS) FROM CONTINUING OPERATIONS	18,340	(19,464)	18,340	19,060	404

NET INCOME (LOSS)	$18,340	$(19,464)	$18,340	$19,060	$404

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2008

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(As adjusted(1))
	(Unaudited, In thousands)

Revenue	$1,433,974	$—	$—	$1,392,007	$41,967
Cost of Sales	1,204,355	—	—	1,167,757	36,598

Gross profit	229,619	—	—	224,250	5,369
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	189,209	—	506	183,961	4,742
DEPRECIATION AND AMORTIZATION EXPENSE	6,734	—	—	6,376	358
ASSET IMPAIRMENTS	48,086	—	—	48,086	—

INCOME (LOSS) FROM OPERATIONS	(14,410)	—	(506)	(14,173)	269
OTHER INCOME (EXPENSE)
Floorplan interest expense	(11,236)	—	—	(10,940)	(296)
Other interest expense, net	(9,202)	—	—	(9,189)	(13)
Gain on redemption of long-term debt	495	—	—	495	—
Other expense, net	(41)	—	—	(39)	(2)
Equity in earnings of subsidiaries	—	21,311	(21,311)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(34,394)	21,311	(21,817)	(33,846)	(42)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	12,577	—	—	12,488	89

INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,817)	21,311	(21,817)	(21,358)	47
LOSS RELATED TO DISCONTINUED OPERATIONS	—	—	—	—	—

NET INCOME (LOSS)	$(21,817)	$21,311	$(21,817)	$(21,358)	$47

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2009

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

Revenue	$3,375,291	$—	$—	$3,287,746	$87,545
Cost of Sales	2,789,501	—	—	2,714,606	74,895

Gross profit	585,790	—	—	573,140	12,650
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	466,813	—	2,970	453,100	10,743
DEPRECIATION AND AMORTIZATION EXPENSE	19,541	—	—	18,679	862
ASSET IMPAIRMENTS	2,837	—	—	2,837	—

INCOME (LOSS) FROM OPERATIONS	96,599	—	(2,970)	98,524	1,045
OTHER INCOME (EXPENSE)
Floorplan interest expense	(24,342)	—	—	(23,997)	(345)
Other interest expense, net	(21,857)	—	—	(21,499)	(358)
Gain on redemption of long-term debt	8,211	—	—	8,211	—
Other income, net	(6)	—	—	(6)	—
Equity in earnings of subsidiaries	—	(39,767)	39,767	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58,605	(39,767)	36,797	61,233	342
BENEFIT (PROVISION) FOR INCOME TAXES	(21,808)	—	—	(21,730)	(78)

INCOME (LOSS) FROM CONTINUING OPERATIONS	36,797	(39,767)	36,797	39,503	264

NET INCOME (LOSS)	$36,797	$(39,767)	$36,797	$39,503	$264

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2008

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(As adjusted(1))
	(Unaudited, In thousands)

Revenue	$4,520,352	$—	$—	$4,383,550	$136,802
Cost of Sales	3,791,743	—	—	3,672,959	118,784

Gross profit	728,609	—	—	710,591	18,018
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	579,608	—	2,516	562,584	14,508
DEPRECIATION AND AMORTIZATION EXPENSE	19,049	—	—	17,953	1,096
ASSET IMPAIRMENTS	48,086	—	—	48,086	—

INCOME (LOSS) FROM OPERATIONS	81,866	—	(2,516)	81,968	2,414
OTHER INCOME (EXPENSE)
Floorplan interest expense	(35,636)	—	—	(34,763)	(873)
Other interest expense, net	(27,981)	—	—	(27,793)	(188)
Gain on redemption of long-term debt	904	—	—	904	—
Other income, net	273	—	—	275	(2)
Equity in earnings of subsidiaries	—	(11,880)	11,880	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,426	(11,880)	9,364	20,591	1,351
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(8,059)	—	—	(7,651)	(408)

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,367	(11,880)	9,364	12,940	943
LOSS RELATED TO DISCONTINUED OPERATIONS	$(2,003)	—	—	(2,003)	—

NET INCOME (LOSS)	$9,364	$(11,880)	$9,364	$10,937	$943

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009

		Group 1
		Automotive,	Guarantor	Non-Guarantor
	Total Company	Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$464,772	$(2,970)	$470,924	$(3,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,711)	—	(11,362)	(349)
Cash paid in acquisitions, net of cash received	(3,754)	—	(3,754)	—
Proceeds from sales of franchises, property and equipment	21,068	—	21,068	—
Other	1,901	—	(999)	2,900

Net cash provided by investing activities, from continuing operations	7,504	—	4,953	2,551

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	1,801,901	—	1,801,901	—
Repayments on credit facility — Floorplan Line	(2,192,162)	—	(2,192,162)	—
Repayments on credit facility — Acquisition Line	(139,000)	—	(139,000)	—
Borrowings on credit facility — Acquisition Line	89,000	—	89,000	—
Borrowings on mortgage facility	29,133	—	29,133	—
Principal payments of long-term debt related to real estate loans	(34,049)	—	(33,906)	(143)
Redemption of long-term debt	(20,859)	—	(20,859)	—
Principal payments on mortgage facility	(17,150)	—	(17,150)	—
Principal payments of other long-term debt	(397)	—	(397)	—
Proceeds from issuance of common stock to benefit plans	2,520	2,520	—	—
Excess tax benefits from stock-based compensation	(348)	—	(348)	—
Debt extinguishment costs related to real estate loans	(534)	—	(534)	—
Borrowings (repayments) with subsidiaries	—	12,915	(12,915)	—
Investment in subsidiaries	—	(63,696)	62,339	1,357
Distributions to parent	—	51,231	(51,231)	—

Net cash provided by (used in) financing activities, from continuing operations	(481,945)	2,970	(486,129)	1,214

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,407	—	—	1,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,262)	—	(10,252)	1,990
CASH AND CASH EQUIVALENTS, beginning of period	23,144	—	22,598	546

CASH AND CASH EQUIVALENTS, end of period	$14,882	$—	$12,346	$2,536

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008

		Group 1
		Automotive,	Guarantor	Non-Guarantor
	Total Company	Inc.	Subsidiaries	Subsidiaries
	(As adjusted(1))
	(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continued operations	$203,041	$(2,516)	$202,439	$3,118

Net cash used in operating activities, from discontinued operations	(13,373)	—	(13,373)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(130,283)	—	(129,186)	(1,097)
Cash paid in acquisitions, net of cash received	(48,678)	—	(48,678)
Proceeds from sales of franchises, property and equipment	23,778	—	23,778	—
Other	1,055	—	—	1,055

Net cash used in investing activities	(154,128)	—	(154,086)	(42)

Net cash provided by investing activities, from discontinued operations	23,051	—	23,051	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	4,074,078	—	4,074,078	—
Repayments on credit facility — Floorplan Line	(4,026,396)	—	(4,026,396)	—
Repayments on credit facility — Floorplan Line	(220,000)	—	(220,000)	—
Borrowings on credit facility — Acquisition Line	100,000	—	100,000	—
Borrowings on mortgage facility	54,625	—	54,625	—
Principal payments on mortgage facilities	(5,590)	—	(5,590)	—
Borrowings of long-term debt related to real estate purchases	33,515	—	33,515	—
Redemption of long-term debt	(26,663)	(26,663)	—	—
Principal payments on long-term debt	(6,199)	—	(2,093)	(4,106)
Dividends paid	(9,737)	(9,737)	—	—
Proceeds from issuance of common stock to benefit plans	2,746	2,746	—	—
Borrowings on other facilities for acquisitions	1,490	—	1,490	—
Repurchases of common stock, amounts based on settlement date	(776)	(776)	—	—
Debt issue costs	(365)	—	(365)	—
Excess tax benefits from stock-based compensation	(276)	—	(276)	—
Borrowings (repayments) with subsidiaries	—	174,953	(174,953)
Investment In subsidiaries	—	(147,495)	146,686	809
Distributions to parent	—	9,488	(9,463)	(25)

Net cash provided by (used in) used in financing activities	(29,548)	2,516	(28,742)	(3,322)

Net cash used in financing activities from
discontinued operations	(21,103)	—	(21,103)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19	—	(178)	197

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,959	—	8,008	(49)
CASH AND CASH EQUIVALENTS, beginning of period	34,248	—	33,633	615

CASH AND CASH EQUIVALENTS, end of period	$42,207	$—	$41,641	$566

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the current economic recession has substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, Daimler, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress, bankruptcy or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	the immediate concerns over the financial viability of one or more of the domestic manufacturers (i.e., Chrysler, General Motors and Ford) could result in, or in the case of Chrysler and General Motors has resulted in, a restructuring of these companies, up to and including bankruptcy; and, as such, we may suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	our inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

These factors, as well as additional factors that could affect our operating results and performance are described in our 2008 Form 10-K, under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere within this quarterly report. Should one or more of the risks or uncertainties described above or elsewhere in this quarterly report or in the documents incorporated by reference occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We urge you to carefully consider those factors, as well as factors described in our reports filed from time to time with the SEC and other announcements we make from time to time.

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

Overview

We are a leading operator in the $1.0 trillion automotive retailing industry. As of September 30, 2009, we owned and operated 128 franchises, representing 31 brands of automobiles, at 95 dealership locations and 22 collision service centers in the United States of America (the “U.S.”) and six franchises at three dealerships and two collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Hailsham and Worthing in the U.K.

As of September 30, 2009, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (39 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (45 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. In addition, our international operations consist of three dealerships in the U. K. also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

Since September 2008, the U.S. and global economies have suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. In addition, the economic downturn has adversely impacted the manufacturers that supply our new vehicle inventory and some of our parts inventory, particularly the three domestic manufacturers. Excluding the positive impact of the U.S. government-sponsored Car Allowance Rebate System (“CARS”) program on the automotive selling environment during August 2009, consumer demand for new and used vehicles seems to have stabilized. However, due to the lack of appreciable improvements in leading economic indicators, such as consumer confidence and jobless rates, it is possible that the recovery to historically normalized industry selling levels will be extended.

In response to the challenging economic environment, we took a number of steps to adjust our cost structure, strengthen our cash balance and improve liquidity. We have completed the implementation of significant cost cuts in our ongoing operating structure. We have taken several key steps to appropriately size our business and allow us to manage through this industry downturn, including: wage cuts for our senior management team and Board of Directors, as well as various other levels, alterations to pay plans, headcount reductions and the elimination or minimization of several other variable expenses to align with current and projected operational results. Specifically related to personnel expenses, we initiated various wage cuts for the Board of Directors and senior management, as well as for all other corporate employees and various other regional, market and dealership level employees. In addition, we suspended various employee benefits that were paid for by the Company. Further, we reduced headcount from the beginning of 2008 by approximately 20% to date. As it relates to advertising, our cost reductions were primarily related to a decrease in overall advertising levels and a shift to utilization of various in-house and email marketing tools, as well as our ability to capitalize on declining media rates. Other forecasted expense reductions reflect initiatives designed to reduce software solutions, contract labor, travel and entertainment, delivery and loaner car expenses. For 2009, we expect these actions to generate approximately

$120.0 million in cost savings from 2008 levels. Approximately 65% of the cost reductions are personnel-related expenses and the remaining 35% are attributable to advertising and other expenses.

Further, we have used the cash that we generate from our operations to pay down debt. Accordingly, we repurchased $41.7 million par value of our 2.25% Convertible Senior Notes, due 2036 (the “2.25% Notes”) during the first nine months of 2009. To improve liquidity, we reduced new vehicle inventory levels by $388.0 million and our parts inventory levels by $12.1 million during the first nine months of 2009, respectively. And, we continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners in this area. As a result, we anticipate that 2009 capital spending, which will consist primarily of required facility maintenance projects, will be approximately $20.0 million, down significantly from 2008 levels of $52.8 million. Despite the challenging retail and economic environment, we believe that opportunities exist in the marketplace to maintain or improve profitability, including (i) focusing on our higher margin parts and service and finance and insurance businesses, (ii) managing our inventory to meet customer demands, and (iii) continuing to execute cost reduction initiatives. Efforts designed to maintain and/or improve the profitability of our parts and service business center around targeted marketing efforts, strategic selling and operational efficiencies. With regards to efforts designed to maintain and/or increase the profitability of our finance and insurance business, our efforts have primarily focused on the minimization of product costs. And, as it relates to inventory management, our local management teams are constantly focused on the tenuous balance between small inventory supply, which reduces inventory carrying costs but increases the risk of not satisfying customer demand, and large inventory supply, which increases inventory carrying costs but decreases the risk of not satisfying customer demand. We believe that our operations will continue to generate positive cash flow that we will carefully invest in order to maximize the return for our company and stockholders.

We disposed of two dealership franchises with 12-month annual revenues of $64.2 million, during the first nine months of 2009. In addition, we completed the acquisition of one Hyundai franchise located in Texas during the first nine months of the 2009 with expected annual revenues of $36.7 million. Our acquisition activity has been tempered during 2009. While we remain committed to our growth-by-acquisition strategy on a long-term basis, we believe that our current strategy of conserving cash and delevering our balance sheet has been critical in responding to economic conditions. However, we will continue to review opportunities as they are presented to us to improve our portfolio of dealerships and we will pursue those opportunities that fit our stringent criteria and that we believe will add value for our stockholders.

During 2009, Chrysler LLC (“Chrysler”) and General Motors Corporation (“General Motors”) filed for protection under the bankruptcy laws of the U.S. We owned and operated eight Chrysler brand dealerships, all of which contain Chrysler, Jeep and Dodge franchises, and seven General Motors brand dealerships, five of which contain Chevrolet franchises only and two of which contain Buick, Pontiac and GMC franchises. And although both Chrysler and General Motors terminated a number of their dealer franchise agreements in conjunction with their respective bankruptcies and restructuring efforts, we retained each of our dealership franchise agreements. While the comprehensive impact of the bankruptcies and subsequent business restructurings of Chrysler and General Motors on us will not be fully known for some time, we have continued to collect our receivables from both Chrysler and General Motors and did not experience a significant decline in the valuation of our vehicle and parts inventory as of September 30, 2009.

Also, during 2009, Chrysler Financial and GMAC, the two financing subsidiaries of Chrysler and General Motors, separated from their affiliated manufacturer entities. As a result, GMAC continued to provide services to support the financing of General Motors vehicle purchases and assumed support from Chrysler Financial for the financing of Chrysler vehicle purchases. Prior to these events, we relied upon Chrysler Financial and GMAC to finance a portion of the new and used retail vehicle sales for our customers and, subsequently, will continue to rely upon GMAC for these financing services. However, the operational and financial impact of the separation of Chrysler Financial or GMAC from their respective affiliated manufacturer and the assumption by GMAC of Chrysler Financial financing support is not predictable at this time, but could be adverse to us.

Financial and Operational Highlights

Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is partially mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services. In addition, we believe that our ability to adjust our cost structure is another key element in our reaction to changing economic conditions.

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

For the three months ended September 30, 2009 and 2008, we reported a net income from continuing operations of $18.3 million and a net loss from continuing operations of $21.8 million, respectively, and a diluted income per share from continuing operations of $0.78 and diluted loss per share from continuing operations of $0.96, respectively. For the nine months ended September 30, 2009 and 2008, we reported a net income from continuing operations of $36.8 million and $11.4 million, respectively, and a diluted income per share from continuing operations of $1.58 and $0.50, respectively.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
	2009	2008	2009	2008

Unit Sales
Retail Sales
New Vehicle	25,057	28,661	62,942	89,548
Used Vehicle	14,175	15,057	41,181	48,945

Total Retail Sales	39,232	43,718	104,123	138,493
Wholesale Sales	8,367	9,399	21,222	29,651

Total Vehicle Sales	47,599	53,117	125,345	168,144
Gross Margin
New Vehicle Retail Sales	6.7%	6.3%	6.0%	6.4%
Total Used Vehicle Sales	9.2%	8.4%	9.5%	8.7%
Parts and Service Sales	53.7%	53.2%	53.1%	53.9%
Total Gross Margin	17.0%	16.0%	17.4%	16.1%
SG&A(1) as a % of Gross Profit	76.6%	82.4%	79.7%	79.5%
Operating Margin	3.4%	(1.0)%	2.9%	1.8%
Pretax Margin(2)	2.2%	(2.4)%	1.7%	0.4%
Finance and Insurance Revenues per Retail Unit Sold	$956	$1,066	$982	$1,098

(1)	Selling, general and administrative expenses.

(2)	Refer to Footnote 2 for a description of adjustments made to historical financial information.

The following discussion briefly highlights certain of the results and trends occurring within our business. Our same store results and variances are discussed in more detail in the “Results of Operations” section that follows.

Declining consumer confidence, increasing unemployment, reduced credit availability and weakening economic conditions continued to negatively impact our operating results in the third quarter of 2009. Partially offsetting the negative economic conditions, we sold 4,874 new vehicles under the U.S. government-sponsored CARS program in the third quarter of 2009. The success of the CARS program was largely realized in August, leaving us with an insufficient supply of new vehicle inventory, which negatively impacted our sales in September 2009.

Our new vehicle gross margins in the third quarter of 2009 were also positively impacted by the CARS program, as well as the lower levels of inventory experienced by the auto industry in general. But on a year-to-date basis, the CARS program did not fully offset the decline in our new vehicle profitability that has resulted from the deteriorating economic conditions. We believe that our performance is generally consistent with national retail results of the major brands we represent and the overall blend of markets in which we operate.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The slowing new vehicle business has sharply affected the number of quality used vehicle trade-ins coming into our dealerships and made the sourcing of used vehicles more challenging. We have been forced to source a larger percentage of our used vehicle inventory from auctions, which has put pressure on our used retail margins. The tighter supply and increased demand for used vehicles has increased prices at the auctions and resulted in improved profitability in the wholesale segment of our business.

Our consolidated finance and insurance income per retail unit has also felt the negative overall impact of the declining economic conditions. However, our total gross margin improved as a result of the increased margin in our used vehicle business and the shift in business mix from our lower margin vehicle business to our higher margin parts and service business.

Our consolidated selling, general and administrative (SG&A) expenses decreased in absolute dollars and as a percentage of gross profit for the three months ended September 30, 2009 from the comparable period in 2008, as a result of the cost reductions we put in place starting in the fourth quarter of 2008. Our consolidated SG&A expenses decreased in absolute dollars for the nine months ended September 30, 2009 from the comparable period in 2008; however, as a percentage of gross profit, SG&A increased for the nine months ended September 30, 2009, as a result of the disproportionate decline in gross profit.

The combination of these factors, coupled with a $48.1 million impairment charge recognized in the third quarter of 2008 related to our domestic franchise values and certain of our real estate holdings, contributed to a 440 and 110 basis point increase in our operating margin for the three and nine months ended September 30, 2009, respectively.

Our floorplan interest expense decreased 33.0% and 31.7% for the three and nine months ended September 30, 2009 compared to 2008, primarily as a result of a decrease in our weighted average borrowings in both periods. Other interest expense decreased 20.5% and 21.9% for the three and nine months ended September 30, 2009, respectively, primarily attributable to repurchases of our 2.25% Notes in the fourth quarter of 2008 and the first nine months of 2009. As a result, and including the gains on the repurchase of those 2.25% Notes, our pretax margin increased 460 and 130 basis points for the three and nine months ended September 30, 2009, respectively.

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

Results of Operations

The following tables present comparative financial and non-financial data for the three and nine months ended September 30, 2009 and 2008, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2009 as compared to 2008.

Total Same Store Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)
Revenues
New vehicle retail	$728,090	(15.9)%	$865,836	$1,871,662	(30.7)%	$2,699,930
Used vehicle retail	254,715	(1.3)%	257,971	722,965	(15.1)%	851,505
Used vehicle wholesale	43,149	(25.3)%	57,755	111,574	(41.4)%	190,438
Parts and Service	183,254	(0.9)%	184,929	542,403	(3.4)%	561,552
Finance, insurance and other	37,471	(18.9)%	46,217	101,770	(32.5)%	150,718

Total revenues	1,246,679	(11.8)%	1,412,708	3,350,374	(24.8)%	4,454,143
Cost of Sales
New vehicle retail	679,470	(16.2)%	810,722	1,759,090	(30.4)%	2,526,260
Used vehicle retail	228,442	(0.9)%	230,608	646,942	(14.8)%	759,232
Used vehicle wholesale	41,872	(28.4)%	58,451	108,259	(43.5)%	191,627
Parts and Service	84,883	(1.8)%	86,422	254,642	(1.6)%	258,792

Total cost of sales	1,034,667	(12.8)%	1,186,203	2,768,933	(25.9)%	3,735,911

Gross profit	$212,012	(6.4)%	$226,505	$581,441	(19.0)%	$718,232

Selling, general and administrative expenses	$162,007	(12.8)%	$185,822	$462,735	(18.6)%	$568,666
Depreciation and amortization expenses	$6,628	(0.3)%	$6,651	$19,353	2.8%	$18,825
Floorplan interest expense	$7,522	(32.1)%	$11,070	$24,253	(30.9)%	$35,089

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)
Gross Margin
New Vehicle Retail	6.7%		6.4%	6.0%		6.4%
Used Vehicle	9.2%		8.4%	9.5%		8.7%
Parts and Service	53.7%		53.3%	53.1%		53.9%
Total Gross Margin	17.0%		16.0%	17.4%		16.1%
SG&A as a % of Gross Profit	76.4%		82.0%	79.6%		79.2%
Operating Margin	3.4%		(1.0)%	2.9%		1.9%
Finance and Insurance Revenues per Retail Unit Sold	$955	(11.0)%	$1,073	$983	(11.0)%	$1,105

The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data for our Same Store locations, Transactions and the consolidated company for the three and nine months ended September 30, 2009 and 2008.

New Vehicle Retail Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	25,057	(11.4)%	28,269	62,608	(29.1)%	88,318
Transactions	—		392	334		1,230

Total	25,057	(12.6)%	28,661	62,942	(29.7)%	89,548
Retail Sales Revenues
Same Stores	$728,090	(15.9)%	$865,836	$1,871,662	(30.7)%	$2,699,930
Transactions	(1)		11,833	12,311		37,802

Total	$728,089	(17.0)%	$877,669	$1,883,973	(31.2)%	$2,737,732
Gross Profit
Same Stores	$48,620	(11.8)%	$55,114	$112,572	(35.2)%	$173,670
Transactions	(1)		591	501		2,199

Total	$48,619	(12.7)%	$55,705	$113,073	(35.7)%	$175,869
Gross Profit per Retail
Unit Sold
Same Stores	$1,940	(0.5)%	$1,950	$1,798	(8.5)%	$1,966
Transactions	—		$1,508	$1,500		$1,788
Total	$1,940	(0.2)%	$1,944	$1,796	(8.6)%	$1,964
Gross Margin
Same Stores	6.7%		6.4%	6.0%		6.4%
Transactions	100.0%		5.0%	4.1%		5.8%
Total	6.7%		6.3%	6.0%		6.4%

For the three months ended September 30, 2009, as compared to the corresponding period in 2008, Same Store new vehicle unit sales and revenues declined 11.4% and 15.9%, respectively, which was generally consistent with industry declines. The combination of slowing economic conditions, declining consumer confidence, higher jobless rates, tightened credit standards and industry wide pressure to lower vehicle inventory levels has lead to lower sales and extremely competitive pricing. Partially offsetting these negative economic conditions was the impact of the CARS program, which had a positive effect on our third quarter results, as we sold 4,874 qualifying new vehicles units. The combination of reduced production by many of the vehicle manufacturers and the success of the CARS program, resulted in a limited supply of many new vehicle models and brands. These reduced inventory levels, coupled with the spike in new vehicle sales volume from the CARS program, resulted in higher new vehicle gross margins for the third quarter of 2009. But, because the CARS program encouraged the purchase of lower-priced new vehicles, our gross profit per new retail unit sold declined slightly during the third quarter.

The persistent economic slowdown throughout 2009 translated into declining new vehicle sales and profits for the nine months ended September 30, 2009, as well. Our Same Store new vehicle unit sales and revenues decreased 29.1% and 30.7% for the first nine months of 2009, when compared to 2008. Through the first nine months of 2009, we experienced decreases in Same Store unit sales and revenues in our domestic, import and luxury brands. Same Store gross profits declined 35.2% for the nine months ended September 30, 2009, while gross profit per retail units sold decreased 8.5%, from $1,966 for the nine months ended September 30, 2008, to $1,798 for the same period in 2009, representing a 33.9% decrease for our domestic brands, a 29.8% decline for our luxury brands nameplates and a 27.3% decrease for our import brands.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
Toyota	9,620	(1.8)%	9,796	22,784	(27.1)%	31,256
Honda	3,051	(26.4)	4,148	8,172	(35.5)	12,676
Nissan	3,537	(8.6)	3,871	8,138	(30.7)	11,745
BMW	2,294	(14.7)	2,688	5,689	(25.0)	7,582
Ford	2,014	(8.7)	2,205	5,399	(30.0)	7,712
Chrysler	1,109	(23.8)	1,456	3,588	(31.9)	5,266
Mercedez-Benz	1,210	(29.5)	1,717	3,402	(33.6)	5,122
General Motors	864	(38.4)	1,403	2,323	(42.6)	4,050
Other	1,358	37.9	985	3,113	7.0	2,909

Total	25,057	(11.4)	28,269	62,608	(29.1)	88,318

Our Same Store new vehicle unit sales declined 11.4% for the three months ended September 30, 2009 as compared to the corresponding period in 2008, while for the nine months ended September 30, 2009, Same Store unit sales were down 29.1%. We experienced unit sales decreases in each of the major brands that we represent. Our retail car unit sales, which were bolstered by the CARS program, declined by 2.6% in the third quarter of 2009, while our retail truck unit sales declined by 22.7%, as compared with the same period in 2008. We believe that our performance is generally consistent with national retail results of the brands we represent and the overall markets in which we operate. The level of retail sales, as well as our own ability to retain or grow market share, during future periods is difficult to predict.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and wholesale interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turn. To mitigate our exposure to interest rate fluctuations, we have entered into interest rate swaps with an aggregate notional amount of $550.0 million as of September 30, 2009, at a weighted average LIBOR interest rate of 4.7%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively fixing a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in this declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.0% in the third quarter of 2007 to 49.9% in the fourth quarter of 2008. For the quarter ended September 30, 2009, the floorplan assistance as a percentage of our consolidated interest expense was 76.7%. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended September 30, 2009 and 2008 was $5.8 million and $7.4 million, respectively. For the nine months ended September 30, 2009 and 2008, the total assistance recognized in cost of goods sold was $15.0 million and $22.9 million, respectively.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. As a result, and coupled with the success of the CARS program in the third quarter of 2009, we reduced our new vehicle inventory levels by $394.0 million, or 56.9%, from $692.7 million as of December 31, 2008 to $298.7 million as of September 30, 2009. Further, we made significant progress in aligning our inventory mix with demand, as the new truck percentage of inventory declined from 46.4% as of December 31, 2008 to 40.3% as of September 30, 2009.

Finally, our consolidated days’ supply of new vehicle inventory decreased to 44 days at September 30, 2009 from 94 days at December 31, 2008 and 83 days at September 30, 2008 primarily due to the success of the CARS program.

Used Vehicle Retail Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	14,175	(4.2)%	14,792	40,935	(14.9)%	48,130
Transactions	—		265	246		815

Total	14,175	(5.9)%	15,057	41,181	(15.9)%	48,945
Retail Sales Revenues
Same Stores	$254,715	(1.3)%	$257,971	$722,965	(15.1)%	$851,505
Transactions	1		4,472	6,380		13,526

Total	$254,716	(2.9)%	$262,443	$729,345	(15.7)%	$865,031
Gross Profit
Same Stores	$26,273	(4.0)%	$27,363	$76,023	(17.6)%	$92,273
Transactions	(2)		553	682		1,626

Total	$26,271	(5.9)%	$27,916	$76,705	(18.3)%	$93,899
Gross Profit per Retail
Unit Sold
Same Stores	$1,853	0.2%	$1,850	$1,857	(3.1)%	$1,917
Transactions	—		$2,087	$2,772		$1,995
Total	$1,853	(0.1)%	$1,854	$1,863	(2.9)%	$1,918
Gross Margin
Same Stores	10.3%		10.6%	10.5%		10.8%
Transactions	(200.0)%		12.4%	10.7%		12.0%
Total	10.3%		10.6%	10.5%		10.9%

Used Vehicle Wholesale Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)
Wholesale Unit Sales
Same Stores	8,367	(9.6)%	9,251	21,104	(27.7)%	29,191
Transactions	—		148	118		460

Total	8,367	(11.0)%	9,399	21,222	(28.4)%	29,651
Wholesale Sales Revenues
Same Stores	$43,149	(25.3)%	$57,755	$111,574	(41.4)%	$190,438
Transactions	2		934	962		2,974

Total	$43,151	(26.5)%	$58,689	$112,536	(41.8)%	$193,412
Gross Profit (Loss)
Same Stores	$1,277	283.5%	$(696)	$3,315	378.8%	$(1,189)
Transactions	2		(238)	16		(480)

Total	$1,279	236.9%	$(934)	$3,331	299.6%	$(1,669)
Gross Profit (Loss) per
Wholesale Unit Sold
Same Stores	$153	304.0%	$(75)	$157	482.9%	$(41)
Transactions	—		$(1,608)	$136		$(1,043)
Total	$153	254.5%	$(99)	$157	380.4%	$(56)
Gross Margin
Same Stores	3.0%		(1.2)%	3.0%		(0.6)%
Transactions	100.0%		(25.5)%	1.7%		(16.1)%
Total	3.0%		(1.6)%	3.0%		(0.9)%

Total Used Vehicle Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)
Used Vehicle Unit Sales
Same Stores	22,542	(6.2)%	24,043	62,039	(19.8)%	77,321
Transactions	—		413	364		1,275

Total	22,542	(7.8)%	24,456	62,403	(20.6)%	78,596
Sales Revenues
Same Stores	$297,864	(5.7)%	$315,726	$834,539	(19.9)%	$1,041,943
Transactions	3		5,406	7,342		16,500

Total	$297,867	(7.2)%	$321,132	$841,881	(20.5)%	$1,058,443
Gross Profit
Same Stores	$27,550	3.3%	$26,667	$79,338	(12.9)%	$91,084
Transactions	—		315	698		1,146

Total	$27,550	2.1%	$26,982	$80,036	(13.2)%	$92,230
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,222	10.2%	$1,109	$1,279	8.6%	$1,178
Transactions	—		$763	$1,918		$899
Total	$1,222	10.8%	$1,103	$1,283	9.4%	$1,173
Gross Margin
Same Stores	9.2%		8.4%	9.5%		8.7%
Transactions	0.0%		5.8%	9.5%		6.9%
Total	9.2%		8.4%	9.5%		8.7%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The declines in our Same Store used retail unit sales and in our Same Store used retail revenues in the third quarter of 2009 of 4.2% and 1.3%, respectively, as compared to the corresponding period in 2008, are the result of several factors. First, the same economic and consumer confidence issues that have slowed our new vehicle business have also negatively impacted used vehicle sales. Second, since the new vehicle business is our best source of used vehicle inventory and that business has suffered a sustained slowdown, we are more challenged to source used vehicles profitably for our customers. And, even though the CARS program resulted in an influx of new vehicle customers during August of this year, sourcing of used retail inventory was not improved due to the nature of the CARS program. These same factors have resulted in Same Store used retail unit sales and revenues declines for the nine months ended September 30, 2009 of 14.9% and 15.1%, respectively, as compared to the same period in 2008. But, we continue to improve our certified pre-owned (“CPO”) volume as a percentage of total retail sales. CPO units represented 33.4% of total Same Store used retail units for the nine months ended September 30, 2009 as compared to 32.1% for the same period of 2008.

Our continued focus on used vehicle sales and inventory management processes coupled with the lack of availability of used vehicles industry wide has shifted more of our used vehicle sales mix from the wholesale business to the traditionally more profitable retail sales. In addition, the qualified trade-ins under the CARS program were required to be destroyed, further depressing our used wholesale business. Correspondingly, our Same Store wholesale unit sales and revenues declined in the third quarter and first nine months of 2009.

The positive results in used vehicle profits for the third quarter of 2009 are reflective of an improvement in used vehicle wholesale values, resulting from a general supply shortage and increased dealer demand. Because of the limited availability of quality used vehicles, the price of vehicles sold at auction increased, leading to higher profits and margins in our wholesale vehicles. Assuming that the stabilization of used vehicle values continues and used vehicle supply catches up with demand, we would expect the wholesale gross profit per unit to return to more normal levels, closer to break-even.

We continuously work to optimize our used vehicle inventory levels and, as such, will critically evaluate our used vehicle inventory levels in the coming months to provide adequate supply and selection. Our days’ supply of used vehicle inventory was 29 days at September 30, 2009, an increase of 4 days from December 31, 2008. But, because used vehicle sourcing has been increasingly challenging in the current environment, our used vehicle inventory is currently short of optimal levels.

Parts and Service Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Parts and Service Revenues
Same Stores	$183,254	(0.9)%	$184,929	$542,403	(3.4)%	$561,552
Transactions	—		3,647	4,821		10,613

Total	$183,254	(2.8)%	$188,576	$547,224	(4.4)%	$572,165
Gross Profit
Same Stores	$98,371	(0.1)%	$98,507	$287,761	(5.0)%	$302,760
Transactions	(28)		1,828	2,707		5,738

Total	$98,343	(2.0)%	$100,335	$290,468	(5.8)%	$308,498
Gross Margin
Same Stores	53.7%		53.3%	53.1%		53.9%
Transactions	—		50.1%	56.2%		54.1%
Total	53.7%		53.2%	53.1%		53.9%

Our Same Store parts and service revenues decreased 0.9% for the three months ended September 30, 2009, primarily driven by a 5.5% decrease in wholesale parts sales and a 2.4% decline in warranty parts and service revenues, which was partially offset by a 0.4% increase in customer-pay parts and service and a 4.8% increase in our collision revenues. Same Store parts and service revenues decreased 3.4% for the nine months ended September 30, 2009, as compared to the same period a year ago, primarily from decreases in our wholesale parts business and customer-pay parts and service revenues.

Our Same Store collision revenues increased for the third quarter of 2009 primarily due to the recent expansions completed in select markets. The decline in our warranty parts and service revenues is primarily the result of certain manufacturer quality issues in 2008 that were rectified during 2009. Our Same Store wholesale parts business declined in the three and nine months ended September 30, 2009, primarily due to the negative impact of the economy on many of the second-tier collision centers and mechanical repair shops with which we do business and our decision to tighten our credit standards in this area. The decline in our customer-pay parts and service business during the nine months ended September 30, 2009 was primarily driven by lighter traffic in our domestic brand dealerships.

Same Store parts and service gross profit for the three and nine months ended September 30, 2009 decreased 0.1% and 5.0%, respectively, from the comparable periods in 2008. Our Same Store parts and service margins increased 40 basis points for the three months ended September 30, 2009, primarily due to a shift in the business mix towards more profitable customer-pay parts and service and collision segments, as compared to our wholesale parts business. For the nine months ended September 30, 2009, our Same Store parts and service margins decreased 80 basis points primarily due to the negative impact of declining new and used vehicle sales on our internal parts and service volume.

Finance and Insurance Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands, except per unit amounts)
Retail New and Used Unit Sales
Same Stores	39,232	(8.9)%	43,061	103,543	(24.1)%	136,448
Transactions	—		657	580		2,045

Total	39,232	(10.3)%	43,718	104,123	(24.8)%	138,493
Retail Finance Fees
Same Stores	$12,131	(21.8)%	$15,508	$32,261	(38.8)%	$52,735
Transactions	5		166	163		624

Total	$12,136	(22.6)%	$15,674	$32,424	(39.2)%	$53,359
Vehicle Service Contract Fees
Same Stores	$16,399	(10.7)%	$18,358	$43,785	(26.8)%	$59,820
Transactions	18		94	90		335

Total	$16,417	(11.0)%	$18,452	$43,875	(27.1)%	$60,155
Insurance and Other
Same Stores	$8,941	(27.6)%	$12,351	$25,724	(32.6)%	$38,163
Transactions	15		120	190		335

Total	$8,956	(28.2)%	$12,471	$25,914	(32.7)%	$38,498
Total
Same Stores	$37,471	(18.9)%	$46,217	$101,770	(32.5)%	$150,718
Transactions	38		380	443		1,294

Total	$37,509	(19.5)%	$46,597	$102,213	(32.8)%	$152,012

Finance and Insurance Revenues per Unit Sold
Same Stores	$955	(11.0)%	$1,073	$983	(11.0)%	$1,105
Transactions	—		$578	$764		$633
Total	$956	(10.3)%	$1,066	$982	(10.6)%	$1,098

Our Same Store finance and insurance revenues decreased by 18.9% for the three months ended September 30, 2009, as compared to the same period in 2008. This decline is primarily explained by the decreases in new and used vehicle sales volumes, as well as a decline in our penetration rates and in our income per contract for the arranging of customer financing. Finance penetration rates for the third quarter of 2009 were down 250 basis points, negatively impacted by the CARS program as this program attracted a higher mix of cash customers. In addition, penetration rates for our vehicle service contract offerings declined 60 basis points from the same period a year ago. Our Same Store finance income per contract declined 12.2% during the three months ended September 30, 2009, as a result of lower loan-to-value ratios and total amounts financed, primarily as a result of the CARS program, which encouraged the purchase of lower-priced, more fuel-efficient cars as opposed to trucks.

Our Same Store finance and insurance revenues decreased by 32.5% for the nine months ended September 30, 2009 and our Same Store revenues per unit sold decreased 11.0%, or $122, to $983 per retail unit sold for the nine months ended September 30, 2009, as compared to the same period in 2008. In particular, our Same Store retail finance fees declined 38.8% to $32.3 million compared to the same period in 2008, primarily due to the 24.1% decline in Same Store retail unit sales and the 14.4% decline in finance income per contract, as well as a decline in our finance penetration rates. Our Same Store vehicle service contract fees declined 26.8% for the nine months ended September 30, 2009 as compared to the same period in 2008. And, our revenues from insurance and other F&I products fell 32.6% for the nine months ended September 30, 2009, when compared to the same period in 2008. Both of these declines were primarily as a result of the lower retail unit sales for the year.

Selling, General and Administrative Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Personnel
Same Stores	$95,151	(11.4)%	$107,447	$272,542	(19.1)%	$336,690
Transactions	26		1,901	2,418		5,932

Total	$95,177	(13.0)%	$109,348	$274,960	(19.7)%	$342,622
Advertising
Same Stores	$9,306	(34.9)%	$14,284	$26,591	(35.6)%	$41,266
Transactions	12		370	405		839

Total	$9,318	(36.4)%	$14,654	$26,996	(35.9)%	$42,105
Rent and Facility Costs
Same Stores	$22,598	4.9%	$21,542	$67,554	2.1%	$66,170
Transactions	269		850	867		2,522

Total	$22,867	2.1%	$22,392	$68,421	(0.4)%	$68,692
Other SG&A
Same Stores	$34,952	(17.9)%	$42,549	$96,048	(22.9)%	$124,540
Transactions	152		266	388		1,649

Total	$35,104	(18.0)%	$42,815	$96,436	(23.6)%	$126,189
Total SG&A
Same Stores	$162,007	(12.8)%	$185,822	$462,735	(18.6)%	$568,666
Transactions	459		3,387	4,078		10,942

Total	$162,466	(14.1)%	$189,209	$466,813	(19.5)%	$579,608

Total Gross Profit
Same Stores	$212,012	(6.4)%	$226,505	$581,441	(19.0)%	$718,232
Transactions	9		3,114	4,349		10,377

Total	$212,021	(7.7)%	$229,619	$585,790	(19.6)%	$728,609

SG&A as % of Gross Profit
Same Stores	76.4%		82.0%	79.6%		79.2%
Transactions	5,100.0%		108.8%	93.8%		105.4%
Total	76.6%		82.4%	79.7%		79.5%
Employees	7,000		7,800	7,000		7,800

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

In response to the increasingly challenging automotive retailing environment, we implemented significant cost reduction actions during the fourth quarter of 2008. These actions, which were completed in the first quarter of 2009, continue to provide significant benefit to us in the third quarter of 2009. As a result, we reduced the absolute dollars of Same Store SG&A for the three and nine months ended September 30, 2009 by $23.8 million and $105.9 million, respectively, from the same periods in 2008. Specifically, we made difficult, but necessary, changes to the personnel side of our organization in reaction to the sustained decline in the new and used vehicle sales environment, reducing headcount by 800 employees from the same time a year ago and by 1,900 employees since the beginning of 2008. We have also made adjustments to salary levels and pay plans. As a result, our Same Store personnel expenses declined by $12.3 million for the three months ended September 30, 2009 and $64.1 million for the nine months ended September 30, 2009, as compared to the same periods in 2008. In addition, we continue to critically evaluate our advertising spending to ensure that we utilize the most cost efficient methods available. As a result, our net advertising expenses decreased by $5.0 million and $14.7 million for the three and nine months ended September 30, 2008, respectively. Our Same Store other SG&A decreased $7.6 million and $28.5 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, primarily due to reductions in vehicle delivery expenses and outside services. We are aggressively pursuing opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Due to the significant improvements that we made in our spending levels, our Same Store SG&A decreased as a percentage of gross profit from 82.0% for the three months ended September 30, 2008 to 76.4% in the comparable period of 2009. For the nine months ended September 30, 2009 as compared to the same period in 2008, our Same Store SG&A as a percentage of gross profit increased from 79.2% to 79.6%, which was explained by the 19.0% decline in Same Store gross profit for the nine months ended September 30, 2009.

Depreciation and Amortization Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Same Stores	$6,628	(0.3)%	$6,651	$19,353	2.8%	$18,825
Transactions	38		83	188		224

Total	$6,666	(1.0)%	$6,734	$19,541	2.6%	$19,049

Our Same Store depreciation and amortization expense decreased 0.3% for the three months ended September 30, 2009, as compared to the same period of 2008. For the nine months ended September 30, 2009, Same Store depreciation and amortization expense increased 2.8%, primarily as a result of the completion of several facility improvements made during the latter part of 2008. These improvements, which include the expansion of several of our service and collision centers, are designed to enhance the profitability of our dealerships and the overall customer experience. We continue to critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Same Stores	$7,522	(32.1)%	$11,070	$24,253	(30.9)%	$35,089
Transactions	1		166	89		547

Total	$7,523	(33.0)%	$11,236	$24,342	(31.7)%	$35,636

Memo:
Manufacturer’s assistance	$5,771	(21.8)%	$7,383	$15,030	(34.5)%	$22,948

Our floorplan interest expense fluctuates based on changes in borrowings outstanding and interest rates, which are based on one-month LIBOR rate (or Prime rate in some cases), plus a spread. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Offsetting the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we have swapped variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of September 30, 2009, we had interest rate swaps in place for an aggregate notional amount of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%.

Our Same Store floorplan interest expense decreased $3.5 million, or 32.1%, during the three months ended September 30, 2009, compared to the corresponding period of 2008, primarily as a result of a $406.1 million decrease in our weighted average floorplan borrowings outstanding. Similarly, the Same Store floorplan interest expense decrease of 30.9% in the first nine months of 2009 is primarily attributable to a $323.2 million decrease in our weighted average floorplan borrowings outstanding.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our long-term debt, our Mortgage Facility and our Acquisition Line partially offset by interest income, decreased $1.9 million, or 20.5%, to $7.3 million for the three months ended September 30, 2009 from $9.2 million in 2008. The decrease for the third quarter of 2009 is primarily attributable to a $106.9 million decrease in our weighted average borrowings from the comparable period in 2008. Our weighted average borrowings decreased primarily as a result of $104.7 million in repurchases of our 2.25% Notes that we have executed since the beginning of the fourth quarter of 2008 and the payoff of all borrowings outstanding on our Acquisition Line. For the nine months ended September 30, 2009, other net interest expense decreased $6.1 million, or 21.9%, to $21.9 million. This decrease was primarily due to an $86.4 million decrease in our weighted average borrowings outstanding between the respective periods.

Included in other interest expense for the three months ended September 30, 2009 and 2008 is non-cash, discount amortization expense of $1.1 million and $2.1 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470, which includes the guidance originally issued as APB 14-1. Based on the level of 2.25% Notes outstanding as of September 30, 2009, we anticipate that the ongoing annual impact of ASC 470 will be to increase non-cash interest expense by approximately $7.4 million.

Gain/Loss on Redemption of Debt

During the first nine months of 2009, we repurchased $41.7 million par value of our outstanding 2.25% Notes for $20.9 million in cash, excluding $0.2 million of accrued interest, and realized a net gain of approximately $8.7 million. In conjunction with the repurchases, $12.6 million of discounts, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options acquired at the time the repurchased convertible notes were issued, $13.4 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the tax gain. Accordingly, we recorded a proportionate reduction in our deferred tax assets. In conjunction with these repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes.

During the second quarter of 2009, we refinanced certain real estate related debt through borrowings from our Mortgage Facility. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

During the nine months ended September 30, 2008, we repurchased $28.3 million par value of our outstanding 8.25% Notes for $26.7 million, and we realized a net gain of approximately $0.9 million.

Provision for Income Taxes

Our provision for income taxes from continuing operations increased $22.2 million to $9.6 million for the three months ended September 30, 2009, from a benefit of $12.6 million for the same period in 2008, primarily due to the increase of pretax book income. For the three months ended September 30, 2009, our effective tax rate related to continuing operations decreased to 34.4% from 36.6% for the same period in 2008. This decrease was primarily due to changes in the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate, as well as benefit recognized in conjunction with a tax election made during the three months ended September 30, 2009.

Our provision for income taxes from continuing operations increased $13.7 million to $21.8 million for the nine months ended September 30, 2009, from $8.1 million for the same period in 2008, primarily due to the increase in pretax book income. For the nine months ended September 30, 2009, our effective tax rate related to continuing operations decreased to 37.2% from 41.5% for the same period in 2008. This decrease was primarily due to changes in certain state tax laws and rates, the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate, and the tax election benefit recognized during the nine months ended September 30, 2009.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2009 will be approximately 38.5%.

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

Sources of Liquidity and Capital Resources

Cash on Hand.  As of September 30, 2009, our total cash on hand was $14.9 million. The balance of cash on hand excludes $71.0 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as our primary channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information regarding cash flows from continuing operations from our Consolidated Statements of Cash Flows:

	Nine Months
	Ended September 30,
	2009	2008
		(As adjusted(1))
	(In thousands)

Net cash provided by operating activities	$464,772	$203,041
Net cash provided by (used in) investing activities	7,504	(154,128)
Net cash used in financing activities	(481,945)	(29,548)
Effect of exchange rate changes on cash	1,407	19

Net increase (decrease) in cash and cash equivalents	$(8,262)	$19,384

(1)	— Refer to Footnote 2 for a description of adjustments made to historical financial information.

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we choose which vehicles to finance and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under our revolving credit facility (our “Revolving Credit Facility”) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

Operating activities.  For the nine months ended September 30, 2009, we generated $464.8 million in net cash flow from operating activities, primarily driven by $378.8 million in net changes in operating assets and liabilities, $36.8 million in net income from continuing operations and $58.0 million in adjustments for non-cash items. Included in the net changes in operating assets and liabilities is $373.1 million of cash flow provided by reductions in inventory levels and $56.8 million of cash flow from collections of vehicles receivables, contracts-in-transit, accounts and notes receivables, partially offset by $39.5 million of net repayments to manufacturer-affiliated floorplan lenders. The non-cash adjustments include $19.5 million in depreciation and amortization, $23.1 million in deferred income taxes, $7.4 million of stock based compensation, $5.4 million of debt discount and issuance cost amortization and $2.8 million in non-cash asset impairment charges. In addition, cash flow from operating activities includes an adjustment of $8.2 million for gains from repurchase of $41.7 million of par value of our 2.25% Notes, which is considered a cash flow from financing activities.

For the nine months ended September 30, 2008, we generated $203.0 million in net cash, primarily driven by our net income from continuing operations of $9.4 million, $90.0 million in adjustments for non-cash items and $103.5 million in net changes in operating assets and liabilities. The non-cash adjustments in 2008 consist of asset impairments of $48.1 million, depreciation and amortization of $19.0 million, deferred income taxes of $9.3 million, debt discount and issuance cost amortization of $7.7 million and stock based compensation of $4.9 million. The net change in operating assets and liabilities was primarily due to $101.2 million that we generated from the collection of vehicle receivables and a $28.3 million decrease in inventory, offset in part by a $33.3 million cash outflow for floorplan notes payables.

Investing activities.  During the first nine months of 2009, we generated $7.5 million from investing activities, primarily consisting of $21.1 million from the proceeds of sales of two franchises and related property and equipment, partially offset by $11.7 million of capital expenditures for the construction of new or expanded facilities and $3.8 million for inventory acquired as part of our dealership acquisition during the nine months ended September 30, 2009.

During the first nine months of 2008, we used $154.1 million in investing activities. We used $130.3 million for capital expenditures, of which $54.9 million was for the purchase of land, $34.8 million was for the purchase of existing buildings and $39.7 million was for construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of our dealerships and facilities. During 2008, we used $48.7 million in the acquisition of additional dealership operations and the associated real estate, net of cash received. As a partial offset, we generated $23.8 million from the sale of real estate associated with one of our dealership franchises and other property and equipment.

Financing activities.  We used $481.9 million in financing activities during the nine months ended September 30, 2009, consisting primarily of $390.3 million in net repayments under the Floorplan Line of our Revolving Credit Facility, $50.0 million in net repayments under the Acquisition Line of our Revolving Credit Facility, $20.9 million to repurchase $41.7 million par value of our outstanding 2.25% Notes, and $17.2 million to repay a portion of our outstanding Mortgage Facility. In addition, we refinanced our March 2008 and June 2008 Real Estate Notes through borrowings on our Mortgage Facility of $27.9 million. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million. Included in the $390.3 million of net repayments under the Floorplan Line of our Revolving Credit Facility is a net cash outflow of $26.2 million due to an increase in our floorplan offset account.

We used approximately $29.5 million in financing activities during the nine months ended September 30, 2008, of which a net $120.0 million was used to repay a portion of the outstanding balance on our Acquisition Line, $26.7 million was used to repurchase of a portion of our outstanding 8.25% Notes and $9.7 million was used to pay dividends to our stockholders. Partially offsetting, we generated cash flow of $47.7 million related to net borrowings under our Revolving Credit Facility, $54.6 million related to additional borrowings under our Mortgage Facility to fund the acquisition of additional dealership-related real estate and $33.5 million related to borrowings under a separate loan agreement to fund the acquisition of real estate associated with our acquired dealership operations.

Working Capital.  At September 30, 2009, we had $87.2 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

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

As of September 30, 2009, after considering outstanding balances, we had $696.6 million of available floorplan capacity under the Floorplan Line. Included in the $696.6 million available balance under the Floorplan Line is $71.0 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.2% as of September 30, 2009. After considering $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $146.9 million of available borrowing capacity under the Acquisition Line as of September 30, 2009. The interest rate on the Acquisition Line was 2.2% as of September 30, 2009. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum equity requirement, among others, including additional maintenance requirements. As of September 30, 2009, we were in compliance with these covenants, including:

	As of September 30, 2009
	Required	Actual

Senior secured leverage ratio	< 2.75	1.11
Total leverage ratio	< 4.50	2.80
Fixed charge coverage ratio	> 1.25	1.93
Current Ratio	> 1.15	1.39

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

Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. In January 2009, we amended our Revolving Credit Facility to, among other things, exclude the impact of ASC 470 from all covenant calculations.

Ford Motor Credit Company Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. During June 2009, we amended our FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of September 30, 2009, we had an outstanding balance of $44.5 million, with an available floorplan capacity of $105.5 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of September 30, 2009, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility.  Our Mortgage Facility is a five-year real estate credit facility that is syndicated with nine financial institutions and provides a maximum commitment of $235.0 million. The Mortgage Facility is used for acquisitions of real estate and vehicle dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel or property. The facility matures in March 2012. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one-month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. The interest rate of the Mortgage Facility as of September 30, 2009 was 1.3%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which, $0.6 million has been amortized as of September 30, 2009.

The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries that also guarantee or are required to guarantee our Revolving Credit Facility. So long as no default exists, we are entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by us and located at or near a vehicle dealership operated by a subsidiary of ours or otherwise used or to be used by a vehicle dealership operated by a subsidiary of ours. As of September 30, 2009, available unused borrowings from the Mortgage Facility totaled $45.0 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with including: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of September 30, 2009, we were in compliance with all of these covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

Other Credit Facilities.  We finance the new, used and rental vehicle inventories of our U.K. operations using a credit facility with BMW Financial Services. This facility bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2009, the interest rate being charged on borrowings outstanding under this facility ranged from 1.2% to 4.5%.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2009 and 2010. As of September 30, 2009, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 0.3% to 5.5%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

Registration Statement.  The Company has a “well-known seasoned issuer” universal shelf registration statement, effective August 13, 2009, to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf for general corporate purposes. The Company has not issued any securities under this shelf registration statement to date.

The following table summarizes the current position of our credit facilities as of September 30, 2009:

	Total
Credit Facility	Commitment	Outstanding	Available
	(In thousands)

Floorplan Line(1)	$1,000,000	$303,431	$696,569
Acquisition Line(2)	350,000	17,308	146,938

Total Revolving Credit Facility	1,350,000	320,739	843,507
FMCC Facility	150,000	44,468	105,532
Mortgage Facility	235,000	189,981	45,019

Total Credit Facilities(3)	$1,735,000	$555,188	$994,058

(1)	The available balance at September 30, 2009, includes $71.0 million of immediately available funds.

(2)	The outstanding balance of $17.3 million at September 30, 2009 is completely made up of outstanding letters of credit. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility.

(3)	Outstanding balance excludes $45.2 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Uses of Liquidity and Capital Resources

Redemption of 2.25% Notes.  During the first nine months of 2009, we repurchased approximately $41.7 million par value of our outstanding 2.25% Notes. Total cash used in completing these redemptions, excluding accrued interest of $0.2 million, was $20.9 million. We recognized a gain of $8.7 million on the repurchases, net of $12.6 million of write-offs related to debt cost and discounts.

Mortgage Facility Activity.  During the first nine months of 2009, we divested a Ford franchise and the associated real estate located in Florida. The real estate was financed through our Mortgage Facility. We utilized $10.4 million of the proceeds received from the sale of the real estate to repay the associated outstanding balance on our Mortgage Facility. Also, during the nine months ended September 30, 2009, we paid down $6.8 million in regular required principal payments against the Mortgage Facility. During the three months ended June 30, 2009, we utilized $27.9 million of borrowings under our Mortgage Facility to refinance our March 2008 and June 2008 Real Estate Notes. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. Through the nine months ended September 30, 2009, we have spent $11.7 million in capital expenditures. Due to the current and near-term projected economical conditions, we have substantially reduced our capital expenditure forecast for 2009 to be approximately $20.0 million, generally funded from excess cash, primarily to maintain existing facilities or complete projects initiated in 2008.

Dividends.  The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors. In February 2009, our Board of Directors indefinitely suspended the cash dividend on our common shares.

Further, provisions of our Revolving Credit Facility and our 8.25% Notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of September 30, 2009, our 8.25% Notes were the most restrictive agreement with respect to such limits. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our 8.25% Notes mature in 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates.  We have interest rate risk in our variable rate debt obligations and interest rate swaps. Our policy is to manage our interest rate exposure through the use of a combination of fixed and floating rate debt and interest rate swaps.

As of September 30, 2009, the outstanding principal amount of our 2.25% Notes and 8.25% Notes, which is primarily all of our fixed rate debt, totaled $182.8 million and $74.6 million, respectively, and had a fair value of $130.0 million and $74.6 million, respectively. The carrying amount of our 2.25% Notes and 8.25% Notes was $130.4 million and $73.2 million, respectively, at September 30, 2009.

As of September 30, 2009, we had $393.1 million of variable-rate floorplan borrowings outstanding, $190.0 million of variable-rate Mortgage Facility borrowings outstanding and no variable-rate acquisition facility borrowings outstanding. Based on the aggregate amount outstanding and before the impact of our interest rate swaps described below, a 100-basis point change in interest rates would result in an approximate $6.0 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis point change would yield a net annual change of $0.5 million.

We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended September 30, 2009, we recognized $5.8 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from approximately 49.9% to 87.0% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. In aggregate, as of September 30, 2009, we held interest rate swaps with aggregate notional amounts of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The fair value of the interest rate swaps is impacted by the forward LIBOR interest rate curve and the length of time to maturity of the swap contract. At September 30, 2009, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive income totaled $23.4 million. As of September 30, 2009, our liability associated with these interest rate swaps decreased from $44.7 million as of December 31, 2008 to $37.5 million. At September 30, 2009, all of our derivative contracts were determined to be effective, and no material ineffective portion was recognized in income during the period.

Foreign Currency Exchange Rates.  As of September 30, 2009, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact of investment in the U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an $8.0 million change to our revenues for the nine months ended September 30, 2009.

However, we do utilize foreign currency translation hedge contracts to minimize the impact of currency fluctuations related to intercompany loans between our U.K. and U.S. affiliates. The hedge contracts are executed with substantially identical terms and notional amounts to the underlying transactions. A 10% change in the Pound Sterling to U.S. dollars exchange rate would have resulted in a $1.8 million change to the fair value of our foreign currency exchange derivative instrument as of September 30, 2009.

Additional information about our market sensitive financial instruments was provided in our 2008 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2008 Form 10-K. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date November 3, 2009

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