Form 10-K
period 2009-12-31
GROUP 1 AUTOMOTIVE INC
filed 2010-02-12
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well — known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $605.4 million based on the reported last sale price of common stock on June 30, 2009, which is the last business day of the registrant’s most recently completed second quarter.

As of February 9, 2010, there were 24,497,257 shares of our common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the recent economic recession substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, including climate control changes legislation, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, Mercedes-Benz, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress, bankruptcy or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	the immediate concerns over the financial viability of one or more of the domestic manufacturers (i.e., Chrysler, General Motors and Ford) could result in, or in the case of Chrysler and General Motors has resulted in, a restructuring of these companies, up to and including bankruptcy; and, as such, we may suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

ii

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	manufacturer quality issues may negatively impact vehicle sales and brand reputation;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	the inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

The information contained in this Annual Report on Form 10-K, including the information set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” identifies factors that could affect our operating results and performance. Should one or more of the risks or uncertainties described above or elsewhere in this Annual Report or in the documents incorporated by reference occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We urge you to carefully consider those factors, as well as factors described in our reports filed from time to time with the Securities and Exchange Commission (the “SEC”) and other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

iii

PART I

Item 1.	Business

General

Group 1 Automotive, Inc., a Delaware corporation, organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2009, we owned and operated 124 franchises at 95 dealership locations and 22 collision service centers in the United States of America (the “U.S.”) and six franchises at three dealerships and two collision centers in the United Kingdom (the “U.K.”). Through our operating subsidiaries, we market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Hailsham, and Worthing in the U.K.

As of December 31, 2009, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (41 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, and South Carolina), (ii) the Central (43 dealerships in Kansas, Oklahoma and Texas) and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

As discussed in more detail in Note 2 to our Consolidated Financial Statements, all of our operating subsidiaries operate as one reportable segment. Our financial information, including our revenues, is included in our Consolidated Financial Statements and related notes beginning on page F-1.

Business Strategy

Our business strategy is to leverage what we believe to be one of our key strengths — the talent of our people to: (i) sell new and used vehicles; (ii) arrange related financing, vehicle service and insurance contracts; (iii) provide maintenance and repair services; and (iv) sell replacement parts via an expanding network of franchised dealerships located primarily in growing regions of the U.S. and the U.K. We believe, as evidenced by the significant industry experience reflected in the biographical information of our executive officers, which is provided on page 16, that over the last four years we have developed a distinguished management team with substantial industry expertise.

With this level of talent, we plan to continue empowering our operators to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs and expenses. We believe this approach allows us to continue to attract and retain talented employees, as well as provide the best possible service to our customers.

We completed acquisitions comprising in excess of $108.4 million in estimated aggregated annualized revenues for 2009. And, we believe that substantial opportunities for growth through acquisition remain in our industry. An acquisition target has not yet been determined for 2010, but we expect to acquire dealerships in existing or new markets that meet our stringent acquisitions and return on investment criteria. We will selectively grow our portfolio of import and luxury brands, and we will focus that growth in geographically diverse areas with bright economic outlooks over the longer-term. Further, we will continue to critically evaluate our return on invested capital in our dealership operations for disposition opportunities.

While we desire to grow through acquisitions, we continue to primarily focus on the performance of our existing dealerships to achieve internal growth goals. We believe further revenue expansion is available in our dealerships and plan to utilize enhancements to our processes and technology to help our people deliver that goal. In particular, we continue to focus on growing our higher margin used vehicle and parts and service businesses, which can be expanded even in a shrinking new vehicle market. The use of software tools in conjunction with our management focus on proven processes in the used vehicle and parts and service operations have helped to increase retail sales and improve margins over the past several years. We will continue to enhance the business in these areas in the future and make the requisite capital investments to expand our service business.

For 2010, we will primarily focus on five key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	Used vehicle and parts and service businesses;

•	Operating efficiency and additional cost reduction/savings efforts;

•	Maximize cash flow generated through operations;

•	Continued transition to an operating model with greater commonality of key operating processes and systems that support the extension of best practices and the leveraging of scale; and

•	Enhancement of our current dealership portfolio by strategic acquisition, dealership facility investments and the improvement or disposition of underperforming dealerships.

Despite the recent economic downturn and resulting negative impact on our business, we remain optimistic about our business model and expect that, over the long term, industry sales will rebound, reflecting a significant level of pent-up demand.

Our focus for our used vehicle operations in 2010 will include the enhancement of our processes around the matching of inventory supply with customer demand, the sharing of inventory across markets, regions and the company, the utilization of alternative means of marketing and the continued development of technological solutions to assist in the management of our used vehicle inventory. Focus in our parts and service operations will be on targeted marketing efforts, strategic selling and operational efficiencies. We believe that these initiatives will enhance our results of operations in these business areas and our overall results.

We made significant changes in our operating model during 2008 and 2009, designed to reduce variable expenses, appropriately size our business for the reduced levels of sales and service activity and generate operating efficiencies. Specifically related to personnel expenses, we initiated various wage cuts, including a 10% wage reduction for the Board of Directors and senior management and a 5% wage reduction for all other corporate employees, as well as various other regional, market and dealership level employees. In addition, we suspended the Company’s match for employee contributions to their respective 401(K) savings plans. Further, we reduced headcount from the beginning of 2008 by approximately 20% to date. As it relates to advertising, our cost reductions were primarily related to a decrease in overall advertising levels and a shift to utilization of various in-house and email marketing tools, as well as our ability to capitalize on declining media rates. Other forecasted expense reductions reflect initiatives designed to reduce software solutions, contract labor, travel and entertainment, delivery and loaner car expenses. In 2010, we will continue to look for opportunities to reduce variable costs and improve our operating efficiency. And, as the level of sales and service returns to more normalized levels in the future, we will be judicious with the expansion of our cost structure to maximize our operating results.

During 2009, which was one of the most challenging years in the history of the automotive retail industry, we generated positive cash flow from operations. We expect to be cash flow positive from operations in 2010, as well. We will, therefore, be focused on opportunities to use the cash generated in the best interest of our company and our stockholders.

We continue with our efforts to fully leverage our scale, reduce costs, enhance internal controls and enable further growth and, as such, we are taking steps to standardize key operating processes. Our management structure supports more rapid decision making and speeds the roll-out of new processes. Since 2005, we have consolidated our operational structure from over 15 platforms led by Platform Presidents who directly reported to the President and CEO to our current structure of three regions and the United Kingdom, led by Regional Vice Presidents who report directly to our President and CEO. In 2007, we successfully completed the conversion of all of our dealerships to the same dealer management system offered by Dealer Services Group of Automatic Data Processing Inc. (“ADP”) and put in place a standard general ledger layout. During 2008, we consolidated portions of our dealership accounting and administrative functions into regional centers. These actions represent key building blocks that we are using to effectively manage the business operations and strategically consolidate operational and administrative functions, further developing the operating model and supporting the extension of best practices and the leverage of scale.

With regards to our efforts to improve or dispose of underperforming dealerships, we are constantly evaluating the opportunity to improve the profitability of our dealerships. We attempt to capitalize on our size, leverage and ability to disseminate best practices, in order to expedite these efforts. We believe that our efforts will improve our financial condition and operating results.

Dealership Operations

Our operations are located in geographically diverse markets that extend domestically from New Hampshire to California and, beginning in 2007, internationally in the U.K. By geographic area, our revenues from external customers for the years ended December 31, 2009, 2008 and 2007 were $4,401.3 million, $5,491.8 million and $6,086.9 million from our domestic operations, and $124.4 million, $162.3 million and $173.3 million from our foreign operations, respectively. As of December 31, 2009, 2008, and 2007 our aggregate long-lived assets other than goodwill, intangible assets and financial instruments in our domestic operations were $462.1 million, $531.3 million and $418.3 million, and in our foreign operations were $21.6 million, $20.3 million and $28.4 million, respectively. The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2009 and the number of dealerships and franchises in each region:

		Percentage of Our
		New Vehicle
		Retail Units Sold
		During the	As of December 31, 2009
		Year Ended	Number of	Number of
Region	Geographic Market	December 31, 2009	Dealerships	Franchises

Eastern	Massachusetts	15.1%	10	10
	New Jersey	6.5	6	7
	New Hampshire	4.2	3	3
	New York	4.1	4	4
	Georgia	3.7	4	4
	Louisiana	3.1	4	8
	Mississippi	1.8	3	3
	Florida	1.7	2	4
	Maryland	0.9	2	2
	Alabama	0.7	2	2
	South Carolina	0.3	1	1

		42.1	41	48
Central	Texas	32.1	29	39
	Oklahoma	8.3	12	20
	Kansas	1.2	2	2

		41.6	43	61

Western	California	14.0	11	15

International	United Kingdom	2.3	3	6

Total		100.0%	98	130

Each of our local operations has a management structure that promotes and rewards entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts, service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization. In the U.S., each general manager reports to one of our market directors or one of three regional vice presidents. Our regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Our U.K. operations are structured similarly, with a director of operations reporting directly to our Chief Executive Officer.

New Vehicle Sales

In 2009, we sold or leased 83,182 new vehicles representing 31 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for approximately 19.9% of our gross profit in 2009. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease creates the following additional profit opportunities for our dealerships:

•	manufacturer incentives, if any;

•	the resale of any used vehicle trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale; and

•	the service and repair of the vehicle both during and after the warranty period.

Brand diversity is one of our strengths. Our mix of domestic, import and luxury franchises is critical to our success. Over the past five years, we have strategically managed our exposure to the declining domestic brands and emphasized the faster growing luxury and import brands, shifting our sales mix from 36.2% domestic and 63.8% luxury and import in 2005 to 16.5% and 83.5% in 2009, respectively. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in The Year Ended, and the number of franchises we owned as of December 31, 2009:

				Franchises Owned
				As of
	New Vehicle	New Vehicle	% of Total	December 31,
	Revenues	Unit Sales	Units Sold	2009
	(In thousands)

Toyota	$618,730	25,079	30.2%	13	(1)
Nissan	248,209	9,943	12.0%	12
Honda	203,590	8,766	10.5%	8
Mazda	18,951	825	1.0%	2
Hyundai	18,084	870	1.0%	3
Volkswagen	17,735	719	0.9%	2
Subaru	16,490	688	0.8%	1
Scion	14,588	826	1.0%	N/A	(1)
Kia	6,276	326	0.4%	2
Mitsubishi	864	39	0.0%	1

Total import	1,163,517	48,081	57.8%	44

BMW	306,140	6,169	7.4%	13
Mercedes-Benz	250,916	4,696	5.6%	6
Lexus	199,038	4,570	5.5%	3
Acura	60,880	1,711	2.1%	4
Mini	49,583	1,988	2.4%	6
Infiniti	29,105	741	0.9%	1
Volvo	21,147	648	0.8%	1
Audi	19,095	437	0.5%	1
Lincoln	6,369	148	0.2%	4
Porsche	4,252	59	0.1%	1
Maybach	3,858	8	0.0%	1
smart	3,218	193	0.2%	1

Total luxury	953,601	21,368	25.7%	42

Ford	199,897	6,310	7.6%	10
Dodge	75,794	2,539	3.1%	6
Chevrolet	72,881	2,268	2.7%	5
Jeep	27,766	1,083	1.3%	6
GMC	23,683	642	0.8%	2
Chrysler	15,107	505	0.6%	6
Buick	4,241	113	0.1%	2
Pontiac	3,632	164	0.2%	2
Mercury	2,912	109	0.1%	5

Total domestic	425,913	13,733	16.5%	44

Total	$2,543,031	83,182	100.0%	130

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at all of our Toyota franchised locations.

Our diversity by manufacturer for the years ended December 31, 2009 and 2008 is set forth below:

	For the Year Ended December 31,
		% of		% of
	2009	Total	2008	Total

Toyota	30,475	36.6%	38,818	35.1%
Nissan	10,684	12.8	14,075	12.7
Honda	10,477	12.6	15,473	14.0
BMW	8,157	9.8	9,670	8.7
Ford	7,215	8.7	10,560	9.5
Mercedes-Benz	4,897	5.9	6,512	5.9
Chrysler	4,127	5.0	6,626	6.0
General Motors	3,187	3.8	5,193	4.7
Other	3,963	4.8	3,778	3.4

Total	83,182	100.0%	110,705	100.0%

Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the market, and our dealerships specifically, sooner than if the purchase was debt financed. In addition, leasing provides our dealerships with a steady supply of late-model, off-lease vehicles to be sold as used vehicles. Generally, leased vehicles remain under factory warranty, allowing the dealerships to provide repair services for the contract term. However, the penetration of finance and insurance product sales on leases tends to be less than in other financing arrangements. We typically do not guarantee residual values on lease transactions.

Used Vehicle Sales

We sell used vehicles at each of our franchised dealerships. In 2009, we sold or leased 54,067 used vehicles at our dealerships, and sold 27,793 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for approximately 12.6% of our gross profit in 2009, while sales of vehicles in wholesale markets accounted for approximately 0.3% of our gross profit in 2009. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of our ability to sell these vehicles at favorable prices due to their limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, the availability of retail financing and general economic conditions.

Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, and is the best sources of high-quality used vehicles. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers, and from wholesalers. We continue to extensively utilize a common used vehicle management software in all of our dealerships to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and deliberately reducing our wholesale used vehicle business. This internet-based software tool enables our managers to make used vehicle inventory decisions based on real time market valuation data, and is an integral part of our used vehicle process. It also allows us to leverage our size and local market presence by expanding the pool from which used vehicles can be sold within a given market or region, effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time. Each of our dealerships attempts to maintain no more than a 37 days’ supply of used vehicles.

In addition to active management of the quality and age of our used vehicle inventory, we have attempted to increase the profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned vehicles typically sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. In some cases, certified pre-owned vehicles are eligible for manufacturer support, such as subsidized finance rates and, in some cases, extension of the manufacturer warranty. Our certified pre-owned vehicle sales increased from 32.5% of total used retail sales in 2008 to 33.4% in 2009.

Parts and Service Sales

We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 24 collision centers we operate. Our parts and service business accounted for approximately 49.6% of our gross profit in 2009. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular dealership. Warranty work accounted for approximately 19.4% of the revenues from our parts and service business in 2009. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a retail customer.

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

Our strategy to capture an increasing share of the parts and service work performed by franchised dealerships includes the following elements:

•	Focus on Customer Relationships; Emphasize Preventative Maintenance. Our dealerships seek to retain new and used vehicle customers as customers of our parts and service departments. To accomplish this goal, we use computer systems that track customers’ maintenance records and provide advance notice to owners of vehicles purchased or serviced at our dealerships when their vehicles are due for periodic service. Our use of computer-based customer relationship management tools increases the reach and effectiveness of our marketing efforts, allowing us to target our promotional offerings to areas in which service capacity is under-utilized or profit margins are greatest. We continue to train our service personnel to establish relationships with their service customers to promote a long-term business relationship. To further enhance access to our service facilities, we continue to upgrade the technology that allows customers to schedule service appointments utilizing the internet. We believe our parts and service activities are an integral part of the customer service experience, allowing us to create ongoing relationships with our dealerships’ customers thereby deepening customer loyalty to the dealership as a whole.

•	Sell Vehicle Service Contracts in Conjunction with Vehicle Sales. Our finance and insurance sales departments attempt to connect new and used vehicle customers with vehicle service contracts, and thereby secure repeat customer business for our parts and service departments.

•	Expansion of Collision Center Operations. We plan to grow our collision center operations over the next several years. Expansion in this segment of the business is not restricted by franchise agreements or manufacturer relationships. We have generally been satisfied with our recent returns on these investments and believe that our concentration of dealership operations in certain of the markets in which we operate significantly enhances the profit model.

•	Efficient Management of Parts Inventory. Our dealerships’ parts departments support their sales and service departments, selling factory-approved parts for the vehicle makes and models sold by a particular dealership. Parts are either used in repairs made in the service department, sold at retail to customers, or sold at wholesale to independent repair shops and other franchised dealerships. Our dealerships also frequently share parts with each other. Our dealerships employ parts managers who oversee parts inventories and sales.

Software programs are used to monitor parts inventory to avoid obsolete and unused parts to maximize sales and to take advantage of manufacturer return procedures.

Finance and Insurance Sales

Revenues from our finance and insurance operations consist primarily of fees for arranging financing, vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for approximately 17.6% of our gross profit in 2009. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.

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

Extended Warranty, Vehicle Service and Insurance Products.  We offer our customers a variety of vehicle warranty and extended protection products in connection with purchases of new and used vehicles, including:

•	extended warranties;

•	maintenance, or vehicle service, products and programs;

•	guaranteed asset protection (or “GAP”) insurance, which covers the shortfall between a customer’s contract balance and insurance payoff in the event of a total vehicle loss; and

•	lease “wear and tear” insurance.

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

New and Used Vehicle Inventory Financing

Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and a separate floorplan credit facility arrangement with one of the manufacturers that we represent, Ford. Our revolving syndicated credit arrangement matures in March 2012 and provides a total of $1.35 billion of financing (the “Revolving Credit Facility”). We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. The Revolving Credit Facility consists of two tranches: $1.0 billion for vehicle inventory financing (the “Floorplan Line”), and $350.0 million for acquisitions, capital expenditures and working capital (the “Acquisition Line”). We utilize the $1.0 billion tranche of our Floorplan Line to finance up to 70% of the value of our used vehicle inventory and up to 100% of the value of all new vehicle inventory, other than new vehicles produced by Ford and some of their affiliates. The capacity under the Acquisition Line can be re-designated within the overall $1.35 billion commitment. However, restrictions on the availability of funds under the Acquisition Line are governed by debt covenants in existence under the Revolving Credit Facility. Additionally, our floorplan arrangement with Ford Motor Credit Company provides $150.0 million of floorplan financing capacity (the “FMCC Facility”). We use the funds available under this arrangement to exclusively finance our inventories of new Ford vehicles produced by the lender’s manufacturer affiliate. The FMCC Facility is an arrangement that may be cancelled with 30 days notice by either party. During June 2009, we amended our FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. Should the FMCC facility no longer be available to us for financing of our new Ford inventory, we could utilize the available capacity under our Floorplan Line to finance this inventory. In addition to the FMCC Facility, we finance certain rental vehicles through separate arrangements with the respective automobile manufacturers. We also utilize a credit facility with BMW Financial Services for the financing of new, used and rental inventories associated with our U.K. operations. From 2006 through the early part of 2007, we had a similar arrangement with DaimlerChrysler Services North America LLC (or “DaimlerChrysler”) to exclusively finance our inventories of new DaimlerChrysler vehicles produced by the lender’s manufacturer affiliate (or “DaimlerChrysler Facility”) but, on February 28, 2007, the DaimlerChrysler Facility matured and was not renewed. We used borrowings under our Revolving Credit Facility to pay off the outstanding balance under the DaimlerChrysler Facility at that time. Most manufacturers offer interest assistance to offset a portion of floorplan interest charges incurred in connection with holding new vehicle inventory purchases, which we recognize as a reduction of cost of new vehicle sales.

Acquisition and Divestiture Program

We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a focus on import and luxury brands;

•	creating economies of scale;

•	delivering a targeted return on investment; and

•	eliminating underperforming dealerships.

Since our inception, we have grown our business primarily through acquisitions. Over the five-year period from January 1, 2005 through December 31, 2009, we:

•	purchased 41 franchises with expected annual revenues, estimated at the time of acquisition, of $1.7 billion;

•	disposed of 57 franchises with annual revenues of $0.7 billion; and

•	were granted five new franchises by vehicle manufacturers.

Acquisition strategy.  We seek to acquire large, profitable, well-established dealerships that are leaders in their markets to:

•	expand into geographic areas we do not currently serve;

•	expand our brand, product and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets; and/or

•	increase operating efficiency and cost savings in areas such as advertising, purchasing, data processing, personnel utilization and the cost of floorplan financing.

We typically pursue dealerships with superior operational management, whom we seek to retain. By retaining existing personnel who have experience and in-depth knowledge of their local market, we believe that we can mitigate the risks involved with employing and training new and untested personnel. In addition, our acquisition strategy includes the purchase of the related real estate to provide maximum operating flexibility.

We continue to focus on the acquisition of dealerships or groups of dealerships that offer opportunities for higher returns, particularly import and luxury brands, which provide growth opportunities for our parts and service operations, and will strengthen our operations in geographic regions in which we currently operate with attractive long-term economic prospects.

Recent Acquisitions.  In 2009, we acquired two luxury, two import and one domestic franchise with expected annual revenues of $108.4 million. The new franchises included: (i) a BMW dealership in Mobile, Alabama, (ii) a Hyundai franchise in Houston, Texas, (iii) a Hyundai franchise in New Orleans, Louisiana, and (iv) a Lincoln and a Mercury franchise in Pembroke Pines, Florida that were added to our existing Ford dealership.

Divestiture Strategy.  We continually review our investments in dealership portfolio for disposition opportunities, based upon a number of criteria, including:

•	the rate of return on our capital investment over a period of time;

•	location of the dealership in relation to existing markets and our ability to leverage our cost structure;

•	potential future capital investment requirements;

•	the franchise; and

•	existing real estate obligations, coupled with our ability to exit those obligations.

While it is our desire to only acquire profitable, well-established dealerships, at times we have been requested, in connection with the acquisition of a particular dealership group, to acquire dealerships that do not fit our acquisition strategy. We acquire such dealerships with the understanding that we may need to divest of them at some future time. The costs associated with such divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors, such as: (i) change in management, (ii) increase or improvement in facility operations, (iii) relocation of facility based on demographic changes, (iv) reduction in costs, or (v) sales training. If, after a period of time, a dealership’s profitability does not positively respond, management will make the decision to sell the dealership to a third party, or, in a rare case, surrender the franchise back to the manufacturer. Management constantly monitors the performance of all of our dealerships, and routinely assesses the need for divestiture. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations or the impairment of long-lived assets. In 2009, we continued disposing of under-performing dealerships and have again made this a focus for 2010, as we continue to rationalize our dealership portfolio and increase the overall profitability of our operations. We own the real estate associated with the operation of approximately 30.6% of our dealerships. As such, in conjunction with the disposition of certain of our dealerships, we may also dispose of the associated real estate.

Recent Dispositions.  During 2009, we sold seven franchises and terminated one other with annual revenues of $126.2 million.

Competition

We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the service maintenance and repair of vehicles. According to industry sources, there are approximately 17,306 franchised automobile dealerships and approximately 36,418 independent used vehicle dealers in the retail automotive industry as of December 31, 2009.

Our competitive success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. Conditions and competitive pressures affecting the markets in which we operate, or in any new markets we enter, could adversely affect us, although the retail automobile industry as a whole might not be affected. Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs than we do. We cannot guarantee that our operating performance and our acquisition or disposition strategies will be more effective than the strategies of our competitors.

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

Financing Arrangements

As of December 31, 2009, our total outstanding indebtedness and lease and other obligations were $1,615.6 million, including the following:

•	$420.3 million under the Floorplan Line of our Revolving Credit Facility;

•	$402.5 million of future commitments under various operating leases;

•	$131.9 million in 2.25% convertible senior notes due 2036 (the “2.25% Notes”);

•	$73.3 million in 8.25% senior subordinated notes due 2013 (the “8.25% Notes”);

•	$74.6 million under our FMCC Facility;

•	$192.7 million under our real estate credit facility (our “Mortgage Facility”);

•	$40.6 million under floorplan notes payable to various manufacturer affiliates for foreign and rental vehicles;

•	$60.6 million of various notes payable;

•	$30.6 million of obligations from interest rate risk management activities;

•	$156.8 million of estimated interest payments on floorplan notes payable and other long-term debt obligations;

•	$17.3 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line; and

•	$14.4 million of other short and long-term purchase commitments.

As of December 31, 2009, we had the following amounts available for additional borrowings under our various credit facilities:

•	$579.7 million under the Floorplan Line of our Revolving Credit Facility, including $71.6 million of immediately available funds;

•	$158.2 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants;

•	$75.4 million under our FMCC Facility; and

•	$42.3 million available for additional borrowings under the Mortgage Facility.

In addition, the indentures relating to our 8.25% Notes, 2.25% Notes and other debt instruments allow us to incur additional indebtedness and enter into additional operating leases, subject to certain conditions.

Stock Repurchase Program

From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2008, our Board of Directors authorized us to repurchase a number of shares equivalent to the shares issued pursuant to our employee stock purchase plan on a quarterly basis. All funds for these repurchases came from employee contributions during 2008. Also in August 2008, our Board of Directors authorized the repurchase of up to $20.0 million of additional common shares. Pursuant to this authorization, a total of 37,300 shares were repurchased during 2008, at an average price of $20.76 per share, or $0.8 million. Pursuant to this latter authorization, no shares were repurchased during 2009.

Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Dividends

On February 19, 2009, our Board of Directors indefinitely suspended the payment of dividends due to economic uncertainty. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors. See Note 15 to our Consolidated Financial Statements for a description of restrictions on the payment of dividends.

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

Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. In most cases, manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. From time to time, certain manufacturers may assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. We work with these manufacturers to address any performance issues. In general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. However, federal law, including any federal bankruptcy law or any federal law that may be passed to address the current economic crisis, may preempt state law and allow manufacturers greater freedom to terminate or not renew franchises. The current economic recession has caused domestic manufacturers to critically evaluate their respective dealer networks. Subject to the current economic factors, we generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification.

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

In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including our ability to make acquisitions and obtain financing, and our management. These agreements also impose change of control provisions related to the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please read “Risk Factors.”

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers that accounted for approximately 10% or more of our new vehicle retail unit sales:

Percentage of New
Vehicle Retail
Units Sold
during the
Year Ended
December 31,
Manufacturer	2009

Toyota/Lexus/Scion	36.6%
Nissan/Infiniti	12.8%
Honda/Acura	12.6%

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

Environmental, Health and Safety Laws and Regulations

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of federal, state and local laws and regulations governing management and disposal of materials and wastes, protection of the environment and public health and safety. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits or other governmental approvals to conduct regulated activities, restricting the manner in which we handle, recycle and dispose of our wastes, incurring capital expenditures to construct, maintain and upgrade equipment and facilities, and requiring remedial actions to mitigate pollution caused by our operations or attributable to former operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations. We may not be able to recover some or any of these costs from insurance.

Most of our dealerships utilize aboveground storage tanks and, to a lesser extent, underground storage tanks primarily for petroleum-based products. Storage tanks are subject to testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act, as amended, also known as RCRA, and its state law counterparts. RCRA imposes requirements relating to the handling and disposal of hazardous wastes and non-hazardous solid wastes and requires us to comply with stringent and costly requirements in connection with our storage and recycling or disposal of the various used fluids, paints, batteries, tires and fuels generated by our operations. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the federal Water Pollution Control Act, as amended, (commonly known as the Clean Water Act) and comparable state and local programs govern certain wastewater and stormwater discharges from our operations, which discharges may require permitting. Similarly, certain sources of air emissions from our operations may be subject to permitting, pursuant to the federal Clean Air Act, as amended, and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States

Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.

A very few of our dealerships are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, or comparable state laws typically in connection with materials that were sent offsite to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. CERCLA and comparable state laws impose strict and, under certain circumstances, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons, referred to as “potentially responsible parties,” who are alleged to have released hazardous substances into the environment. Under CERCLA, these potentially responsible parties may be responsible for the costs of cleaning up the released hazardous substances, for damages to natural resources, and for the costs of certain health studies and it is not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the release of the hazardous substances into the environment. We do not believe the proceedings in which a few of our dealerships are currently involved are material to our results of operations or financial condition.

We generally conduct environmental studies on dealerships to be acquired regardless of whether we are leasing or acquiring in fee the underlying real property, and as necessary, implement environmental management practices or remedial activities to reduce the risk of noncompliance with environmental laws and regulations. Nevertheless, we currently own or lease, and in connection with our acquisition program anticipate in the future owning or leasing, properties that in some instances have been used for auto retailing and servicing for many years. These laws apply regardless of whether we lease or purchase the land and facilities. Although we have utilized operating and disposal practices that were standard in the industry at the time, a risk exists that petroleum products or wastes such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels could have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for recycling or disposal. Further, we believe that structures found on some of these properties may contain suspect asbestos-containing materials, albeit in an undisturbed condition. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such petroleum products or wastes were not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws, pursuant to which we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.

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

Employees

We believe our relationships with our employees are favorable. As of December 31, 2009, we employed 6,990 (Regular Full-Time, Regular Part-Time and Temporary) people, of whom:

•	699 were employed in managerial positions;

•	1,360 were employed in non-managerial vehicle sales department positions;

•	3,600 were employed in non-managerial parts and service department positions; and

•	1,331 were employed in administrative support positions.

75 of our employees in one region are represented by a labor union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.

Seasonality

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues, cash flows and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.

Executive Officers

Our executive officers serve at the pleasure of our Board of Directors and are subject to annual appointment by our Board of Directors at its first meeting following each annual meeting of stockholders.

The following table sets forth certain information as of the date of this Annual Report on Form 10-K regarding our current executive officers:

Name	Age	Position

Earl J. Hesterberg	56	President and Chief Executive Officer
John C. Rickel	48	Senior Vice President and Chief Financial Officer
Mark J. Iuppenlatz	50	Vice President, Corporate Development
Darryl M. Burman	51	Vice President, General Counsel and Corporate Secretary
J. Brooks O’Hara	54	Vice President, Human Resources

Earl J. Hesterberg

Mr. Hesterberg has served as our President and Chief Executive Officer and as a director since April 9, 2005. Prior to joining us, Mr. Hesterberg served as Group Vice President, North America Marketing, Sales and Service for Ford Motor Company since October 2004. From July 1999 to September 2004, he served as Vice President, Marketing, Sales and Service for Ford of Europe. Mr. Hesterberg has also served as President and Chief Executive Officer of Gulf States Toyota, and held various senior sales, marketing, general management, and parts and service positions with Nissan Motor Corporation in U.S.A. and Nissan Europe. Mr. Hesterberg received his BA in Psychology at Davidson College in 1975 and his MBA from Xavier University in 1978.

John C. Rickel

Mr. Rickel was appointed Senior Vice President and Chief Financial Officer in December 2005. From 1984 until joining us, Mr. Rickel held a number of executive and managerial positions of increasing responsibility with Ford Motor Company. He most recently served as controller of Ford Americas, where he was responsible for the financial management of Ford’s western hemisphere automotive operations. Immediately prior to that, he was chief financial officer of Ford Europe, where he oversaw all accounting, financial planning, information services, tax and investor relations activities. From 2002 to 2004, Mr. Rickel was also chairman of the board of Ford Russia and a member of the board and the audit committee of Ford Otosan, a publicly traded automotive company located in Turkey and owned 41% by Ford Motor Company. Mr. Rickel received his BSBA in 1982 and MBA in 1984 from The Ohio State University.

Mark J. Iuppenlatz

Mr. Iuppenlatz was appointed Vice President, Corporate Development effective January 1, 2010. Mr. Iuppenlatz brings more than 20 years experience in acquisition and real estate to the position, having served in a similar capacity from 1999 to 2007 at Sonic Automotive. Mr. Iuppenlatz is responsible for all dealership and real estate acquisitions along with real estate and construction management. Mr. Iuppenlatz previously served as managing partner of Animas Valley Land & Water Co., a diversified real estate development group. Mr. Iuppenlatz received his BBA in Marketing from Michigan State University in 1981.

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

J. Brooks O’Hara

Mr. O’Hara has served as Vice President, Human Resources since February 2000. From 1997 until joining Group 1, Mr. O’Hara was Corporate Manager of Organizational Development at Valero Energy Corporation, an integrated refining and marketing company. Prior to joining Valero, Mr. O’Hara served for a number of years as Vice President of Administration and Human Resources at Gulf States Toyota, an independent national distributor of new Toyota vehicles, parts and accessories. Mr. O’Hara is a Senior Professional in Human Resources (SPHR). Mr. O’Hara received his BS in Marketing from Florida State University in 1978 and his MBA in 1991 from the University of St. Thomas.

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

We make our filings with the Securities and Exchange Commission (“SEC”) available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make our SEC filings available via a link to our filings on the SEC’s Web site. The above information is available in print to anyone who requests it free of charge. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange. We filed last year’s certification in June 2009. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Annual Report on Form 10-K.

Item 1A.	Risk Factors

The current economic slowdown has had and could continue to have a material adverse effect on our business, revenues and profitability.

The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates and credit availability. During economic downturns, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. The recent general economic slowdown, as well as tightening of the credit markets and credit standards, volatility in consumer preference around fuel-efficient vehicles in response to volatile fuel prices and concern about domestic manufacturer viability, has resulted in a difficult business environment. And, as a result, the automotive retail industry has experienced a significant decline in vehicle sales and margins. This decline may continue and sales may stay depressed for an unknown period of time. Such declines have had, and any further declines or changes of this type could have, a material adverse effect on our business, revenues, cash flows and profitability.

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

In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our revenues, cash flows and profitability depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations.

Our results of operations and financial condition have been and could continue to be adversely affected by the conditions in the credit markets in the U.S.

The recent turmoil in the credit markets has resulted in tighter credit conditions and has adversely impacted our business. In the automotive finance market, tight credit conditions have resulted in a decrease in the availability of automotive loans and leases and have led to more stringent lending conditions. As a result, our new and used vehicle sales and margins have been adversely impacted. If the unfavorable economic conditions continue and the availability of automotive loans and leases remains limited, we anticipate that our vehicle sales and margins will continue to be adversely impacted.

A significant portion of vehicle buyers, particularly in the used car market, finance their vehicle purchases. Sub-prime finance companies have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of a down payment, do not have access to more traditional finance sources. Recent economic developments have caused most sub-prime finance companies to tighten their credit standards and this reduction in available credit has adversely affected our used vehicle sales and margins. If sub-prime finance companies apply higher standards, if there is any further tightening of credit standards used by sub-prime finance companies, or if there is additional decline in the overall availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our used car business, revenues, cash flows and profitability.

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

We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of a major vehicle manufacturer. Toyota/Lexus/Scion, Nissan/Infiniti, Honda/Acura, Ford, BMW/Mini, Mercedes-Benz, Chrysler and General Motors dealerships represented approximately 95.2% of our total new vehicle retail units sold in 2009. In particular, sales of Toyota/Lexus/Scion and Nissan/Infiniti new vehicles represented 49.4% of our new vehicle unit sales in 2009. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high-quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts, to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and direct bill the manufacturer as opposed to invoicing the customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers, as well as for vehicle incentives. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects. In 2008 and 2009, vehicle manufacturers, in particular domestic manufacturers, were adversely impacted by the unfavorable economic conditions in the U.S.

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

Each of our dealerships operates under a franchise agreement with one of our manufacturers (or authorized distributors). Without a franchise agreement, we cannot obtain new vehicles from a manufacturer, receive floorplan and advertising assistance, access the manufacturers’ certified pre-owned programs, perform warranty-related services or purchase parts at manufacturer pricing. As a result, we are significantly dependent on our relationships with these manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management and other material breaches of the franchise agreements. Manufacturers may also have a right of first refusal if we seek to sell dealerships. We cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements could also have a material adverse effect on our revenues and profitability. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.

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

We currently intend to finance future acquisitions by using cash generated from operations, borrowings under our acquisition lines, proceeds from debt and/or equity offerings and, in rare situations, issuing shares of our common stock as partial consideration for acquired dealerships. The use of common stock as consideration for acquisitions will depend on three factors: (1) the market value of our common stock at the time of the acquisition, (2) the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses, and (3) our determination of what is in our best interests. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock is depressed or if our access to capital is limited.

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

We must obtain the consent of the manufacturer prior to the acquisition of any of its dealership franchises. Delays in obtaining, or failing to obtain, manufacturer approvals for dealership acquisitions could adversely affect our acquisition program. Obtaining the consent of a manufacturer for the acquisition of a dealership could take a significant amount of time or might be rejected entirely. In determining whether to approve an acquisition, manufacturers may consider many factors, including the moral character and business experience of the dealership principals and the financial condition, ownership structure, customer satisfaction index scores and other performance measures of our dealerships. Also, our manufacturers attempt to measure customers’ satisfaction with automobile dealerships through systems generally known as the customer satisfaction index or CSI. Manufacturers may use these performance indicators, as well as sales performance numbers, as conditions for certain payments and as factors in evaluating applications for additional acquisitions. The manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems at any time. In unusual cases where performance indicators, such as the ones described above, are not met to the satisfaction of the manufacturer, certain manufacturers may either limit our ability to acquire additional dealerships or require the disposal of existing dealerships or both. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions. To date, there have been no identified acquisition opportunities that have been denied by any manufacturer. However, we cannot be assured that all of our proposed future acquisitions will be approved. In the event this was to occur, this could adversely affect our acquisition strategy.

In addition, a manufacturer may limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. If we reach a limitation imposed by a manufacturer for a particular geographic market, we will be unable to make additional acquisitions of that manufacturer’s franchises in that market, which could limit our ability to grow in that geographic area. In addition, geographic limitations imposed by manufacturers could restrict our ability to make geographic acquisitions involving markets that overlap with those we already serve. We may acquire only four primary Lexus dealerships or six outlets nationally, including only two Lexus dealerships in any one of the four Lexus geographic areas. We own three primary Lexus dealerships. Also, we own the maximum number of Toyota dealerships we are currently permitted to own in the Gulf States region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas, and in the Boston region, which is comprised of Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

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

Substantial competition in automotive sales and services may adversely affect our profitability due to our need to lower prices to sustain sales.

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

In addition to competition for vehicle sales, our dealerships compete with franchised dealerships to perform warranty repairs and with other automotive dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. Our parts operations compete with other automotive dealers, service stores and auto parts retailers. We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, access to technology required for certain repairs and services, location, price, the competence of technicians and the availability of training programs to enhance such expertise. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships’ prices. We also compete with a broad range of financial institutions in arranging financing for our customers’ vehicle purchases.

Some automobile manufacturers have acquired in the past, and may attempt to acquire in the future, automotive dealerships in certain states. Our revenues and profitability could be materially adversely affected by the efforts of manufacturers to enter the retail arena.

In addition, the Internet has become a significant part of the advertising and sales process in our industry. Customers are using the Internet as part of the sales process to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits for related finance and insurance services. Some Web sites offer vehicles for sale over the Internet without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected. We would also be materially adversely affected to the extent that Internet companies acquire dealerships or align themselves with our competitors’ dealerships.

Please see “Business — Competition” for more discussion of competition in our industry.

The impairment of our goodwill, our indefinite-lived intangibles and our other long-lived assets has had, and may have in the future, a material adverse effect on our reported results of operations.

We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. We assess the carrying value of our long-lived assets when events or circumstances indicate that an impairment may have occurred.

Based on the organization and management of our business, we determined that each region qualified as reporting units for the purpose of assessing goodwill for impairment. To determine the fair value of our reporting units in assessing the carrying value of our goodwill for impairment, we use a combination of the discounted cash flow and market approaches. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative expense rates and our weighted average cost of capital (“WACC”). We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (a) our industry, (b) our recent transactions, and (c) reasonable performance expectations for our operations. If any one of the above assumptions changes, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the applicable reporting unit, especially with respect to those operations acquired prior to July 1, 2001.

We are required to evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level. To test the carrying value of each individual intangible franchise right for impairment, we also use a discounted cash flow based approach. Included in this analysis are assumptions, at a dealership level, regarding revenue growth rates, future gross margin estimates and future selling, general and administrative expense rates. Using our WACC, estimated residual values at the end of the forecast period and future capital expenditure requirements, we calculate the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce. If any one of the above assumptions changes, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the intangible franchise right associated with the applicable dealership.

We are required to evaluate the carrying value of our long-lived assets at the lowest level of identifiable cash flows. To test the carrying value of assets to be sold, we generally use independent, third-party appraisals or pending transactions as an estimate of fair value. In the event of an adverse change in the real estate market, the resulting decline in our estimated fair value could result in a material impairment charge to the associated long-lived assets.

Changes in interest rates could adversely impact our profitability.

All of the borrowings under our various credit facilities bear interest based on a floating rate. Therefore, our interest expense would increase with any rise in interest rates. We have entered into derivative transactions to convert a portion of our variable rate debt to fixed rates to partially mitigate this risk. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. In addition, we receive credit assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

Natural disasters and adverse weather events can disrupt our business.

Our dealerships are concentrated in states and regions in the U.S. in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) have in the past and may in the future disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles we sell.

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations or from the vehicles that we sell could adversely affect demand for those vehicles or require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance with current laws and regulations will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework, the clear trend of which is to place more restrictions and limitations on activities that may be perceived to affect the environment. Finally, we generally conduct environmental studies on dealerships to be sold for the purpose of determining our ongoing liability after the sale, if any.

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

Our indebtedness and lease obligations could impact us, in the following ways:

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

•	a portion of our current cash flow from operations must be dedicated to the payment of principal on our indebtedness, thereby reducing the funds available to us for our operations and other purposes;

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates; and

•	we may be more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. In particular, availability of funds from those markets has diminished significantly, while the cost of raising money in the debt and equity capital markets has increased substantially. Also, as a result of concerns about the stability of financial markets and the solvency of counterparties, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to current debt, and reduced and, in some cases, ceased to provide funding to borrowers. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

Our inability to meet a financial covenant contained in our debt agreements may adversely affect our liquidity, financial condition or results of operations.

Our debt instruments contain numerous covenants that limit our discretion with respect to business matters, including mergers or acquisitions, paying dividends, repurchasing our common stock, incurring additional debt or disposing of assets. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures under the cross default provisions in those agreements or indentures. If a default or cross default were to occur, we may be required to renegotiate the terms of our indebtedness, which would likely be on less favorable terms than our current terms and cause us to incur additional fees to process. Alternatively, we may not be able to pay our debts or borrow sufficient funds to refinance them. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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

In addition, certain of our franchise agreements prohibit the acquisition of more than a specified percentage of our common stock without the consent of the relevant manufacturer. These terms of our franchise agreements could also make it more difficult for a third party to acquire control of us.

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

The “Energy Policy Conservation Act”, enacted into law by Congress in 1975, added Title V, “Improving Automotive Efficiency”, to the Motor Vehicle Information and Cost Savings Act and established Corporate Average Fuel Economy (“CAFE”) standards for passenger cars and light trucks. CAFE is the sales weighted average fuel economy, expressed in miles per gallon (“mpg”) of a manufacturer’s fleet of passenger cars or light trucks with a gross vehicle weight rating of 8,500 pounds or less, manufactured for sale in the U.S., for any given model year. The Secretary of Transportation has delegated authority to establish CAFE standards to the Administrator of the National Highway Traffic Safety Administration (NHTSA). NHTSA is responsible for establishing and amending the CAFE standards; promulgating regulations concerning CAFE procedures, definitions and reports; considering petitions for exemptions from standards for low volume manufacturers and establishing unique standards for them; enforcing fuel economy standards and regulations; responding to petitions concerning domestic production by foreign manufacturers and all other aspects of CAFE.

The primary goal of CAFE was to substantially increase passenger car fuel efficiency. Congress has continuously increased the standards since 1974, and, since mid-year 1990, the passenger car standard was increased to 27.5 miles per gallon, which it has remained at this level through 2009. The new law requires passenger car fuel economy to rise to an industry average of 35 miles per gallon by 2020. Likewise, light truck CAFE standards have been established over the years and significant changes were adopted in November 2006. As of mid-year 2007, the standard was increased to 22.2 miles per gallon and is expected to be increased to about 24 miles per gallon by 2011.

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

We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, spills or releases onto soils and into ground water, the operation and removal of underground and aboveground storage tanks, and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous substances or wastes and other environmentally sensitive materials. These environmental laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from our storage tanks and other equipment that we operate, and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

There is risk of incurring significant environmental costs and liabilities in the operation of our automotive dealerships due to our handling of petroleum products and other materials characterized as hazardous substances or hazardous wastes, the threat of spills and releases arising in the course of operations, especially from storage tanks, and the threat of contamination arising from historical operations and waste disposal practices, some of which may have been performed by third parties not under our control. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Moreover, the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and, as a result, we may be required to make material additional expenditures to comply with existing or future laws or regulations, or as a result of the future discovery of environmental conditions not in compliance with then applicable law. Please see “Business — Governmental Regulations — Environmental, Health and Safety Laws and Regulations” and “Risk Factors — Climate change legislation or regulations restricting emission of ‘greenhouse gases’ could result in increased operating costs and reduced demand for the vehicles as well” for more discussion of the effect of such laws and regulations on us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We presently lease our corporate headquarters, which is located at 800 Gessner, Houston, Texas. In addition, as of December 31, 2009, we had 130 franchises situated in 98 dealership locations throughout 15 states in the U.S. and in the U.K. As of December 31, 2009, we leased 68 of these locations and owned the remainder. We have one location in Massachusetts, one location in Alabama and one location in Mississippi where we lease the land but own the building facilities. These locations are included in the leased column of the table below:

		Dealerships
Region	Geographic Location	Owned	Leased

Eastern	Massachusetts	6	4
	Maryland	2	—
	New Hampshire	—	3
	New Jersey	3	3
	New York	1	3
	Louisiana	—	4
	Florida	1	1
	Georgia	3	1
	Mississippi	—	3
	Alabama	1	1
	South Carolina	1	—

		18	23
Central	Texas	4	25
	Oklahoma	1	11
	Kansas	2	—

		7	36
Western	California	2	9
International	U.K.	3	—

Total		30	68

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

In March of 2007, we established a Mortgage Facility for the primary purpose of acquiring land and buildings on which certain of our existing dealerships are located or for newly acquired land and buildings in which a new dealership is located. One of our subsidiaries, Group 1 Realty, Inc., typically acquires the property and acts as the landlord of our dealership operations. During 2008 and 2009, due to slowing business conditions and fewer acquisitions, we have slowed our dealership real estate acquisition activity. For the year ended December 31, 2009, we acquired $4.2 million of real estate in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate that we owned was $391.9 million as of December 31, 2009.

Item 3.	Legal Proceedings

From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. Amounts that have been accrued or paid related to the settlement of litigation are included in selling, general and administrative expenses in our Consolidated Statements of Operations. In addition, the manufacturers of the vehicles that we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge us back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to our right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of manufacturer chargebacks of recognized incentives and rebates are included in cost of sales in our Consolidated Statements of Operations, while such amounts for manufacturer chargebacks of recognized warranty-related items are included as a reduction of revenues in our Consolidated Statements of Operations.

Until 2007, our dealerships sold credit insurance policies to its vehicle customers and received payments for these services through relationships with insurance companies. Allegations were made against these insurance companies with which we did business, claiming that the insurance companies lacked adequate monitoring processes and, as a result, failed to remit to policyholders the appropriate amount of unearned premiums when the policies were cancelled in conjunction with early payoffs of the associated loan balances. As of February 12, 2010, we have settled claims for an aggregate of $2.5 million against our dealerships for the return of commissions on premiums required to be refunded to customers, as required by our contractual obligations with the insurance companies. The commissions received on the sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic No. 944, “Financial Services-Insurance” (“ASC 944”). As such, a portion of the payouts was offset against deferred revenue, while the remainder was recognized as a finance and insurance chargeback expense. We believe that we have resolved all such matters as of the date hereof, and no other claims or demands for our dealerships to return, refund or repay such commissions. While we cannot be certain whether future claims will be made, we have no reason to believe amounts, if any, would be material.

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

The common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 75 holders of record of our common stock as of February 9, 2010.

The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2008 and 2009:

	High	Low	Dividends Paid

2008:
First Quarter	$27.29	$19.81	$0.14
Second Quarter	29.64	19.85	0.14
Third Quarter	30.24	14.53	0.05
Fourth Quarter	21.94	4.34	—
2009:
First Quarter	$15.50	$7.14	$—
Second Quarter	26.55	13.44	—
Third Quarter	33.50	22.53	—
Fourth Quarter	35.30	23.95	—

On February 19, 2009, our Board of Directors indefinitely suspended the dividend, due to economic uncertainty. The payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors.

Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2009, our 8.25% Notes were the most restrictive agreement in this regard, limiting us to $19.5 million of such payments. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our Revolving Credit Facility matures in 2012 and our 8.25% Notes mature in 2013.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing. The graph compares the performance of our common stock to the S&P 500 Index and to a peer group for our last five fiscal years. The members of the peer group are Asbury Automotive Group, Inc., AutoNation, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc. and Sonic Automotive, Inc. The source for the information contained in this table is Zacks Investment Research, Inc.

The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2004, and that all dividends were reinvested. Performance data for Group 1, the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

	Group 1
Measurement Date	Automotive, Inc.	S&P 500	Peer Group

December 2004	$100.00	$100.00	$100.00
December 2005	99.77	104.89	114.11
December 2006	165.99	121.46	124.25
December 2007	77.45	128.13	88.26
December 2008	35.93	80.73	42.02
December 2009	94.57	102.08	85.30

Purchases of Equity Securities by the Issuer

No shares of our common stock were repurchased during the three months ended December 31, 2009. See “Business — Stock Repurchase Program” for more information.

Item 6.	Selected Financial Data

The following selected historical financial data as of December 31, 2009, 2008, 2007, 2006, and 2005, and for the five years in the period ended December 31, 2009, have been derived from our audited Consolidated Financial Statements, subject to certain reclassifications to make prior years conform to the current year presentation, including discontinued operations accounting and the accounting requirements for convertible debt instruments that may be settled in cash upon conversion made effective by the FASB in 2009. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting. As a result, we do not include in our financial statements the results of operations of these dealerships prior to the date we acquired them, which may impact the comparability of the financial information presented. Also, as a result of the effects of our acquisitions, dispositions other potential factors in the future, the historical financial information described in the selected financial data and is not necessarily indicative of our results of operations and financial position in the future or the results of operations and financial position that would have resulted had such transactions occurred at the beginning of the periods presented in the selected financial data:

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share amounts)

Income Statement Data:
Revenues	$4,525,707	$5,654,087	$6,260,217	$5,940,729	$5,795,248
Cost of sales	3,749,870	4,738,426	5,285,750	5,001,422	4,892,521

Gross profit	775,837	915,661	974,467	939,307	902,727
Selling, general and administrative expenses	621,048	739,430	758,877	717,786	716,317
Depreciation and amortization expense	25,828	25,652	20,438	17,694	18,469
Asset impairments	20,887	163,023	16,784	2,241	7,607

Income (loss) from operations	108,074	(12,444)	178,368	201,586	160,334
Other income and (expense):
Floorplan interest expense	(32,345)	(46,377)	(46,822)	(45,308)	(36,840)
Other interest expense, net	(29,075)	(36,783)	(30,068)	(19,234)	(14,712)
Gain (loss) on redemption of long-term debt	8,211	18,126	(1,598)	(488)	—
Other income (expense), net	(14)	302	560	629	282

Income (loss) from continuing operations before income taxes	54,851	(77,176)	100,440	137,185	109,064
Provision (benefit) for income taxes	20,006	(31,166)	35,893	50,092	38,269

Income (loss) from continuing operations, before cumulative effect of a change in accounting principle	34,845	(46,010)	64,547	87,093	70,795
Loss related to discontinued operations, net of tax	—	(2,003)	(1,132)	(894)	(526)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(16,038)

Net income (loss)	$34,845	$(48,013)	$63,415	$86,199	$54,231

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share amounts)

Earnings per share:
Basic:
Income (loss) from continuing operations, before cumulative effect of a change in accounting principle	$1.52	$(2.04)	$2.77	$3.61	$2.97
Loss related to discontinued operations, net of tax	$—	$(0.09)	$(0.04)	$(0.04)	$(0.03)
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$(0.67)
Net income (loss)	$1.52	$(2.13)	$2.73	$3.57	$2.27
Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$1.49	$(2.03)	$2.76	$3.56	$2.92
Loss related to discontinued operations, net of tax	$—	$(0.09)	$(0.05)	$(0.03)	$(0.02)
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$(0.66)
Net income (loss)	$1.49	$(2.12)	$2.71	$3.53	$2.24
Dividends per share	$—	$0.47	$0.56	$0.55	$—
Weighted average shares outstanding:
Basic	22,888	22,513	23,270	24,146	23,866
Diluted	23,325	22,671	23,406	24,446	24,229

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Working capital	$103,225	$92,128	$184,705	$232,140	$133,246
Inventories	596,743	845,944	878,168	807,332	736,877
Total assets	1,969,414	2,288,114	2,506,104	2,120,137	1,835,859
Floorplan notes payable — credit facility(1)	420,319	693,692	648,469	423,007	393,459
Floorplan notes payable — manufacturer affiliates	115,180	128,580	170,911	279,572	309,528
Acquisition line	—	50,000	135,000	—	—
Mortgage facility	192,727	177,998	131,317	—	—
Long-term debt, including current portion	265,769	322,319	329,109	330,513	158,860
Stockholders’ equity	720,156	662,117	741,765	754,661	626,793
Long-term debt to capitalization(2)	39%	45%	45%	30%	20%

(1)	Includes immediately available funds of $71.6 million, $44.9 million, $64.5 million, $114.5 million and $47.6 million, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.

(2)	Includes the Acquisition Line, Mortgage Facility and other long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion in conjunction with Part I, including the matters set forth in the “Risk Factors” section, and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading operator in the automotive retail industry. As of December 31, 2009, we owned and operated 124 franchises at 95 dealership locations and 22 collision service centers in the U.S. and six franchises at three dealerships and two collision centers in the U.K. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Hailsham and Worthing in the U.K.

As of December 31, 2009, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (41 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (43 dealerships in Kansas, Oklahoma and Texas), and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2005, through December 31, 2009, we have acquired 41 franchises with annual revenues of $1.7 billion, disposed of or terminated 57 franchises with annual revenues of $0.7 billion, and been granted five new franchises by our manufacturers. In 2009 alone, we acquired two luxury, two import and one domestic franchise with expected annual revenues of $108.4 million. In the following discussion and analysis, we report certain performance measures of our newly acquired dealerships separately from those of our existing dealerships. Also during 2009, we disposed of seven domestic and one luxury franchise with annual revenues of $126.2 million. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the franchise and existing real estate obligations.

Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services, as well as our ability to reduce our costs in response to lower sales.

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues, cash flows and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.

Since September 2008, the U.S. and global economies have suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. In addition, the economic downturn has adversely impacted the manufacturers that supply our new vehicle inventory and some of our parts inventory, particularly the three domestic manufacturers. Excluding the positive impact of the U.S. government-sponsored Car Allowance Rebate System (“CARS”) program on the automotive selling environment during August 2009, consumer demand for new and used vehicles seems to have stabilized. Given the depths of this downturn, a recovery to historically normalized industry selling levels will probably be extended.

In response to this challenging economic environment, we took a number of steps to adjust our cost structure, strengthen our cash balance and improve liquidity. We implemented significant cost cuts in our ongoing operating structure, to appropriately size our business and allow us to manage through this industry downturn, including: wage cuts for our senior management team and Board of Directors, as well as various other levels, alterations to pay plans, headcount reductions and the elimination or minimization of several other variable expenses to align with current and projected operational results. Specifically related to personnel expenses, we initiated various wage cuts for the Board of Directors and senior management, as well as for all other corporate employees and various other regional, market and dealership level employees. In addition, we suspended various employee benefits. Further, we reduced headcount by 22% from the beginning of 2008. As it relates to other variable expenses, our cost reductions were primarily related to a decrease in overall advertising levels and a shift to utilization of various in-house and email marketing tools, as well as our ability to capitalize on declining media rates. Other variable expense reductions also reflect initiatives designed to reduce software solutions, contract labor, travel and entertainment, delivery and loaner car expenses. For 2009, these actions generated $118.4 million in cost savings from 2008 levels. Approximately 65% of the cost reductions were personnel-related expenses and the remaining 35% are attributable to advertising and other expenses. During the economic downturn, we have used the cash that we generated from our operations to pay down debt. Most notably, we redeemed a portion of our 2.25% Notes with an aggregate par value of $41.7 million during the year ended December 31, 2009. To further improve liquidity, we reduced new vehicle inventory levels by $260.7 million and our parts inventory levels by $12.9 million during 2009, respectively. And, we continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners in this area. As a result, 2009 capital spending, which consisted primarily of required facility maintenance projects, totaled $21.6 million, down significantly from 2008 levels of $52.8 million.

Despite the challenging retail and economic environment, we believe that opportunities exist in the marketplace to maintain or improve profitability, including: (i) focusing on our higher margin parts and service and finance and insurance businesses, (ii) managing our inventory to meet customer demands, and (iii) continuing to scrutinize cost reduction initiatives. Efforts designed to maintain and/or improve the profitability of our parts and service business focus on marketing efforts, strategic selling and operational efficiencies. Within our finance and insurance business, our profitability initiatives have primarily focused on the minimization of product costs. As it relates to inventory management, our local management teams are focused on the balance between small inventory supply, which reduces inventory carrying costs but increases the risk of not satisfying customer demand, and large inventory supply, which increases inventory carrying costs but decreases the risk of not satisfying customer demand.

Amid the economic turmoil of 2009, Chrysler LLC (“Chrysler”) and General Motors Corporation (“General Motors”) filed for protection under the bankruptcy laws of the U.S. At that time we owned and operated eight Chrysler brand dealerships, all of which contain Chrysler, Jeep and Dodge franchises, and seven General Motors brand dealerships, five of which contain Chevrolet franchises only and two of which contain Buick, Pontiac and GMC franchises. And although both Chrysler and General Motors terminated a number of their dealer franchise agreements in conjunction with their respective bankruptcies and restructuring efforts, we retained each of our dealership franchise agreements, with the exception of Pontiac which is being discontinued as a brand. While the comprehensive impact on us of the bankruptcies and subsequent business restructurings of Chrysler and General Motors will not be fully known for some time, we have continued to collect our receivables from both Chrysler and General Motors and did not experience a significant decline in the valuation of our vehicle and parts inventory through December 31, 2009.

Also, during 2009, Chrysler Financial and GMAC, the two financing subsidiaries of Chrysler and General Motors, separated from their affiliated manufacturer entities. As a result, GMAC continued to provide services to support the financing of General Motors vehicle purchases and assumed support from Chrysler Financial for the financing of Chrysler vehicle purchases. Prior to these events, we relied upon Chrysler Financial and GMAC to finance a portion of the new and used retail vehicle sales for our customers. We will continue to rely upon GMAC for these financing services. However, the operational and financial impact of the separation of Chrysler Financial or GMAC from their respective affiliated manufacturer and the assumption by GMAC of Chrysler Financial financing support is not predictable at this time, but could be adverse to us.

In January 2010, Toyota Motor Sales, U.S.A., Inc. (“Toyota”) temporarily suspended the production and sale of certain models representing about two-thirds of their total unit sales in the U.S. and launched a recall to address quality issues on those vehicles. In the near-term, this recall could negatively impact our new and used vehicle sales. And, longer term, Toyota’s reputation for quality vehicles could be permanently impaired, despite the efforts of Toyota to quickly and effectively address these quality issues. In contrast, our warranty parts and service business may be bolstered while units in inventory and operation are repaired. We are unable to estimate the longer term net impact of this recall, but, since Toyota brands represented 36.6% of our unit sales in 2009, it could be materially adverse to our financial condition and results of operations.

For the year ended December 31, 2009, we realized a net income of $34.8 million, or $1.49 per diluted share, and for the years ended December 31, 2008 and 2007, we realized net loss of $48.0 million, or $2.12 per diluted share, and net income of $63.4 million, or $2.71 per diluted share, respectively. In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2009, 2008 and 2007:

Year Ended December 31, 2009:

•	Asset Impairments: We recognized a total of $20.9 million in pretax impairment charges, primarily related to the impairment of vacant properties that were held for sale as of December 31, 2009, as well as other long-term assets.

•	Gain on Debt Redemption: In 2009, we redeemed a portion of our 2.25% Notes with an aggregate par value of $41.7 million and, as a result, recognized an $8.7 million pretax gain and a proportionate reduction in deferred tax assets relative to unamortized costs of the purchased options acquired in conjunction with the initial issuance. The cost of the options was deductible for tax purposes as an original issue discount. In conjunction with these repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes.

•	Income Tax Benefit: We recognized an income tax benefit of $2.0 million as a result of making a tax election in 2009 that reduced income tax liability that we had provided.

•	Non-Cash Interest Expense: Our 2009 results were negatively impacted by $5.4 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes representing the impact of the accounting for convertible debt as required by ASC Topic No. 470, “Debt” (“ASC 470”).

Year Ended December 31, 2008:

•	Asset Impairments: In the third quarter of 2008, we determined that the economic conditions and resulting impact on the automotive retail industry, as well as the uncertainty surrounding the going concern of the domestic automobile manufacturers, indicated the potential for an impairment of our goodwill and other indefinite-lived intangible assets. In response to the identification of such triggering events, we performed an interim impairment assessment of our recorded values of goodwill and intangible franchise rights utilizing our valuation model, which consists of a blend between the market and income approaches. As a result of such assessment, we determined that the fair values of certain indefinite-lived intangible franchise rights were less than their respective carrying values and recorded a pretax charge of $37.1 million, primarily related to our domestic brand franchises. Further, during the third quarter of 2008, we identified potential impairment indicators relative to certain of our real estate holdings, primarily associated with domestic franchise terminations and other equipment, after giving consideration to the likelihood that certain facilities would not be sold or used by a prospective buyer as an automobile dealership operation given market conditions. As a result, we performed an impairment assessment of these long-lived assets and determined that the respective carrying values exceeded their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of value. Accordingly, we recognized an $11.0 million pretax asset impairment charge.

During the fourth quarter of 2008, we performed our annual assessment of impairments relative to our goodwill and other indefinite-lived intangible assets. As a result, we identified additional impairments of our recorded value of intangible franchise rights, primarily attributable to the continued weakening of the U.S. economy, higher market risk premiums, the negative impact of the economic recession on the automotive retail industry and the growing uncertainty surrounding the three domestic automobile manufacturers, all of which worsened between our third and fourth quarter impairment assessments. Specifically, with regards to the valuation assumptions utilized in our income approach, we increased our WACC from the one utilized in our impairment assessment during the third quarter of 2008 and historical levels. In addition, because of the negative selling trends experienced in the fourth quarter of 2008, we revised our 2009 industry sales outlook, or seasonally adjusted annual rate (or “SAAR”), from the forecast used in our third quarter assessment. Further, with regards to the assumptions within our market approach, we utilized historical market multiples of guideline companies for both revenue and pretax net income. These multiples and the resulting fair value estimates were adversely impacted by the declines in stock values during much of 2008, including the fourth quarter. As a result, we recognized a $114.8 million pretax impairment charge in the fourth quarter of 2008, predominantly related to franchises in our Western Region.

•	Gain on Debt Redemption: In 2008, we redeemed $28.3 million in aggregate par value of our 8.25% Notes and, as a result, recognized a $0.9 million pretax gain. In addition, we redeemed $63.0 million in aggregate par value of our 2.25% Notes and, as a result, recognized a $17.2 million pretax gain and a proportionate reduction in deferred tax assets relative to unamortized costs of the purchased options acquired in conjunction with the initial issuance. The cost of the options was deductible for tax purposes as an original issue discount. No value was attributed to the equity component of the 2.25% Notes at the time of the redemption and, therefore, no adjustment to additional paid-in-capital was recognized.

•	Lease Terminations: Our results for the year ended December 31, 2008 were negatively impacted by a $1.1 million pretax charge, related to the termination of a dealership facility lease. The lease was terminated in conjunction with the relocation of several of our dealership franchises from one to multiple facilities.

•	Discontinued Operations: During the year ended December 31, 2008 we disposed of certain operations that qualified for discontinued operations accounting treatment. The necessary reclassifications have been made to our 2007 Consolidated Statement of Operations for year ended December 31, 2007, as well as our 2007 Consolidated Statement of Cash Flows for the year ended December 31, 2007, to reflect these operations as discontinued. In addition, we have made reclassifications to the Consolidated Balance Sheet as of December 31, 2007, which was derived from the audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”), to properly reflect the discontinued operations.

•	Non-Cash Interest Expense: Our 2008 results were negatively impacted by $7.9 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes representing the impact of the accounting for convertible debt by ASC 470.

Year Ended December 31, 2007:

•	Asset Impairments: In conjunction with our annual impairment assessment of goodwill and indefinite-lived intangible assets, we determined the carrying value of indefinite-lived intangible franchise rights associated with six of our dealerships to be impaired. Accordingly, we recognized a $9.2 million pretax impairment charge in the fourth quarter of 2007. Further, in conjunction with the sale of real estate associated with one of our dealerships, we recognized a $5.4 million pretax impairment charge. In addition, we recognized a total of $2.2 million in additional pretax impairment charges related to the impairment of fixed assets, primarily associated with sold dealerships and terminated franchises.

•	Lease Terminations: During the first half of 2007, our results were negatively impacted by $4.3 million of pretax charges as we terminated real estate leases associated with the sale or termination of two of our domestic brand franchises. In addition, we successfully completed the conversion of all of our stores to operate on the ADP platform for dealership management services. As a result, we recognized $0.7 million in lease termination costs related to these conversions.

•	Loss on Bond Redemption: During the third quarter 2007, we recognized a $1.6 million pretax charge on the redemption of $36.4 million of our 8.25% Notes.

•	Non-Cash Interest Expense: Our 2007 results were negatively impacted by $7.3 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes representing the impact of the accounting for convertible debt by ASC 470.

These items, and other variances between the periods presented, are covered in the following discussion.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	For the Year Ended December 31,
	2009	2008	2007

Unit Sales
Retail Sales
New Vehicle	83,182	110,705	129,215
Used Vehicle	54,067	61,971	65,138

Total Retail Sales	137,249	172,676	194,353
Wholesale Sales	27,793	36,819	44,289

Total Vehicle Sales	165,042	209,495	238,642
Gross Margin
New Vehicle Retail Sales	6.1%	6.3%	6.7%
Total Used Vehicle Sales	8.9%	8.3%	8.8%
Parts and Service Sales	53.3%	53.8%	54.5%
Total Gross Margin	17.1%	16.2%	15.6%
SG&A(1) as a % of Gross Profit	80.0%	80.8%	77.9%
Operating Margin	2.4%	(0.2)%	2.8%
Pretax Margin	1.2%	(1.4)%	1.6%
Finance and Insurance Revenues per Retail Unit Sold	$994	$1,080	$1,045

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances, which are discussed in more detail in the “Results of Operations” section that follows.

Declining consumer confidence, increasing unemployment, reduced credit availability and weakening economic conditions negatively impacted our operating results in 2009. The weakening economic conditions started in late 2008 and resulted in excessive new vehicle inventory across much of the industry as we entered 2009. During the first 6 months of 2009, the industry sold out of the excessive inventory levels resulting in depressed new vehicle gross margin levels. The CARS program significantly stimulated new vehicle sales and gross margins in the third quarter of 2009 and depleted new vehicle inventory levels. While the margin impact of the CARS program was positive, it did not fully offset the lower levels in the first six months of 2009. We believe that our performance was generally consistent with national retail results of the major brands we represent and the overall blend of markets in which we operate. Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The slowing new vehicle business sharply affected the number of quality used vehicle trade-ins coming into our dealerships in 2009 and made the sourcing of used vehicles more challenging. We were forced to source a larger percentage of our used vehicle inventory from auctions, which has put pressure on our used retail margins. The tighter supply and increased demand for used vehicles increased prices at the auctions for most of 2009 and resulted in improved profitability in the wholesale segment of our business. And, as the differential between new and used vehicle sales prices shrank towards the end of 2009, used vehicle demand weakened and margins were further constricted. The used vehicle gross margin in 2008 was negatively impacted by the shift in consumer preference between cars and trucks due to the gasoline price spike in the second quarter of 2008. Our consolidated finance and insurance income per retail unit also felt the negative impact of the declining economic conditions. However, our total gross margin improved as a result of the increased margin in our used vehicle business and the shift in business mix from our lower margin vehicle business to our higher margin parts and service business.

Our consolidated selling, general and administrative (“SG&A”) expenses decreased in absolute dollars as a result of the cost reductions we put in place starting in the fourth quarter of 2008. As a percentage of gross profit, SG&A expense declined from 2008, despite a 15.3% decline in gross profit. Included in our SG&A expense decline for 2009 was $71.6 million of personnel-related cost savings and $45.6 million of advertising and other variable expense cuts.

The combination of these factors, coupled with a $163.0 million impairment charge recognized in 2008 related to our intangible franchise rights and certain of our real estate holdings, contributed to a 260 basis point increase in our operating margin. We recorded a $20.9 million impairment charge in 2009, primarily related to real estate holdings.

Our floorplan interest expense decreased 30.3% in 2009 compared to 2008, primarily as a result of a decrease in our weighted average borrowings. Other interest expense decreased 21.0% in 2009, primarily attributable to the redemption of a portion of our 2.25% Notes in the fourth quarter of 2008 and the first nine months of 2009. As a result, and including the reduced level of gains on the repurchase of those 2.25% Notes in 2009 compared to 2008, our pretax margin increased 260 basis points in 2009.

We further address these items, and other variances between the periods presented in the Results of Operations section below.

Recent Accounting Pronouncements

Refer to the Recent Accounting Pronouncements section within Note 2, “Summary of Significant Accounting Polices and Estimates,” to our Consolidated Financial Statements for a discussion of those most recent pronouncements that impact us.

Critical Accounting Policies and Accounting Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates and policies

We have identified below what we believe to be the most pervasive accounting policies and estimates that are of particular importance to the portrayal of our financial position, results of operations and cash flows. See Note 2 to our Consolidated Financial Statements for further discussion of all our significant accounting policies and estimates.

Discontinued Operations.  On June 30, 2008, we sold certain operations constituting our entire dealership holdings in one particular market that qualified for discontinued operations accounting and reporting treatment. In order to reflect these operations as discontinued, the necessary reclassifications have been made to our Consolidated Statements of Operations, as well as our Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Inventories.  We carry new, used and demonstrator vehicle inventories, as well as parts and accessories inventories, at the lower of cost (determined on a first-in, first-out basis for parts and accessories) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our Consolidated Balance Sheets and as a reduction to cost of sales in our Statements of Operations as the vehicles are sold. At December 31, 2009 and 2008, inventory cost had been reduced by $3.3 million and $6.0 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $20.0 million, $28.3 million and $37.2 million for interest assistance received related to vehicles sold for the years ended December 31, 2009, 2008 and 2007, respectively. The assistance ranged from approximately 49.9% to 87.0% of our floorplan interest expense over the past three years.

As the market value of inventory typically declines over time, we establish new and used vehicle reserves based on our historical loss experience and considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is mitigated, somewhat, by how quickly we turn this inventory. At December 31, 2009, our used vehicle days’ supply was 31 days.

Goodwill.  Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. We perform the annual impairment assessment of goodwill by reporting unit at the end of each calendar year using a fair-value based, two-step test. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator). As of December 31, 2009, we defined our reporting units as each of our three regions in the U.S. and the U.K.

We use a combination of the discounted cash flow, or income, approach and the market approach to determine the fair value of our reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated weighted average cost of capital (or “WACC”). We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in our income approach as of December 31, 2009, we based our analysis on a slow recovery back to normalized levels of a seasonally adjusted annual rate (or “SAAR”) of 15.0 million units by 2014. For the market approach, we utilize recent market multiples of guideline companies for both revenue and pretax net income. Each of these assumptions requires us to use our knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for our operations. We have concluded that these valuation inputs qualify Goodwill to be categorized within Level 3 of our ASC Topic No. 820, “Fair Value of Measurements and Disclosures” (“ASC 820”) hierarchy framework (See Note 16, “Fair Value Measurements”). If any one of the above assumptions change, in some cases insignificantly, or fails to materialize, the resulting decline in the estimated fair value could result in a material impairment charge to the goodwill associated with our reporting unit(s).

In evaluating goodwill for impairment, we compare the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, we are then required to proceed to step two of the impairment test. The second step involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. This allocation could result in assigning value to intangible assets not previously recorded separately from goodwill prior to the adoption of guidance primarily codified within the ASC Topic No. 805, “Business Combinations” (“ASC 805”), which could result in less implied residual value assigned to goodwill (see discussion regarding franchise rights acquired prior to July 1, 2001, in “Intangible Franchise Rights” below). We then compare the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds the implied fair value, an impairment charge equal to the difference is recorded.

At December 31, 2009, 2008 and 2007, the fair value of each of our reporting units exceeded the carrying value of its net assets (i.e., step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test. See Note 13, “Intangible Franchise Rights and Goodwill,” for additional details regarding our goodwill.

Intangible Franchise Rights.  Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. We expect these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2009 and 2008 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with guidance primarily codified within ASC Topic No. 350, “Intangibles – Goodwill and Other” (“ASC 350”), we evaluate these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred.

To test the carrying value of each individual franchise right for impairment, we use a discounted cash flow based approach. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise right, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and future capital expenditure requirements, we calculate the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce. Accordingly, we have concluded that these valuation inputs qualify intangible franchise rights to be categorized within Level 3 of the ASC 820 hierarchy framework (See Note 16, “Fair Value Measurements”).

If any one of the above assumptions change or fails to materialize, the resulting decline in the intangible franchise rights’ estimated fair value could result in an additional impairment charge to the intangible franchise right associated with the applicable dealership. See Note 10, “Asset Impairments,” and Note 13, “Intangible Franchise Rights and Goodwill,” for additional details regarding our intangible franchise rights.

Retail Finance, Insurance and Vehicle Service Contract Revenues Recognition.  Revenues from vehicle sales, parts sales and vehicle service are recognized upon completion of the sale and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

We record the profit we receive for arranging vehicle fleet transactions net in other finance and insurance revenues, net. Since all sales of new vehicles must occur through franchised new vehicle dealerships, the dealerships effectively act as agents for the automobile manufacturers in completing sales of vehicles to fleet customers. As these customers typically order the vehicles, we have no significant general inventory risk. Additionally, fleet customers generally receive special purchase incentives from the automobile manufacturers and we receive only a nominal fee for facilitating the transactions. Taxes collected from customers and remitted to governmental agencies are not included in total revenues.

We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, we receive fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, we earn volume incentive rebates and interest income on reserves, as well as participate in the underwriting profits of the products.

We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining estimates of future amounts which might be charged back would have changed the reserve at December 31, 2009, by $1.5 million.

We consolidate the operations of our reinsurance companies. We reinsure the credit life and accident and health insurance policies sold by our dealerships. All of the revenues and related direct costs from the sales of these policies are deferred and recognized over the life of the policies. During 2008, we terminated our offerings of credit life and accident and health insurance policies. Investment of the net assets of these companies are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are classified as available-for-sale and are carried at fair value. These investments, along with restricted cash that is not invested, are classified as other long-term assets in the accompanying consolidated balance sheets.

Self-Insured Property and Casualty Reserves.  We purchase insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self insured retentions.

We engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. This actuarial study is updated on an annual basis, and the appropriate adjustments are made to the accrual. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the actuarially determined loss rate per employee used in determining our estimate of future losses would have changed the reserve for these losses at December 31, 2009, by $0.6 million.

For workers’ compensation and general liability insurance policy years ended prior to October 31, 2005, this component of our insurance program included aggregate retention (stop loss) limits in addition to a per claim deductible limit (the “Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (the “No Stop Loss Plans”). Our exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.

Our maximum potential exposure under all of the Stop Loss Plans originally totaled $42.9 million, before consideration of amounts previously paid or accruals recorded related to our loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totals $12.6 million at December 31, 2009.

Fair Value of Financial Assets and Liabilities.  Our financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. Our investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2009 and 2008, the face value of our outstanding 8.25% Senior Subordinated Notes due 2013 (“8.25% Notes”) was $74.6 million. The 8.25% Notes had a carrying value, net of applicable discount, of $73.3 million and $73.0 million as of December 31, 2009 and 2008, respectively, and a fair value, based on quoted market prices, of $72.4 million and $48.9 million, respectively. Also, as of December 31, 2009 and 2008, the face value of our outstanding 2.25% Notes was $182.8 million and $224.5 million, respectively. The 2.25% Notes had a carrying value, net of applicable discount, of $131.9 million and $155.3 million, respectively, and a fair value, based on quoted market prices, of $143.5 million and

$95.1 million as of December 31, 2009 and 2008, respectively. Our derivative financial instruments are recorded at fair market value. See Notes 4 and 16 for further details regarding our derivative financial instruments and fair value measurements.

We maintain multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers acceptances, that have maturities of less than three months. Also within the trust accounts, we hold investments in debt instruments, such as government obligations and other fixed income securities. We account for investments in marketable securities and debt instruments under guidance primarily codified within ASC Topic No. 320, “Investments-Debt and Equity Securities” (“ASC 320”), which establishes standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. These investments are designated as available-for-sale, measured at fair value and classified as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. As these investments are fairly liquid, we believe our fair value techniques accurately reflect their market values and are subject to changes that are market driven and subject to demand and supply of the financial instrument markets. The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the ASC 820 hierarchy framework in Note 16. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, we have concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and have categorized such investments within Level 2 of the ASC 820 hierarchy framework in Note 16. The cost basis of the debt securities as of December 31, 2009 and 2008 was $5.6 million and $7.6 million, respectively.

Fair Value of Assets Acquired and Liabilities Assumed.  The values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining attributable to goodwill, if any. We utilize third-party experts to determine the fair values of property and equipment purchased.

Income Taxes.  Currently, we operate in 15 different states in the U.S. and in the U.K., each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, our estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.

We follow the liability method of accounting for income taxes in accordance with ASC Topic No. 740, “Income Taxes” (“ASC 740”). Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the FASB clarified the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. This guidance prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements (see Note 9 for additional information). No cumulative adjustment was required to effect the adoption of this pronouncement.

We have recognized deferred tax assets, net of valuation allowances, that we believe will be realized, based primarily on the assumption of future taxable income. As it relates to net operating losses, a corresponding valuation allowance has been established to the extent that we have determined that net income attributable to certain states jurisdictions will not be sufficient to realize the benefit.

Results of Operations

The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2008, the results from this dealership will appear in our Same Store comparison beginning in 2009 for the period July 2009 through December 2009, when comparing to July 2008 through December 2008 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2008 Same Store results that are compared to 2009 differ from those used in the comparison to 2007. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the year ended December 31, 2009 as compared to 2008 and for the year ended December 31, 2008 compared to 2007.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Revenues
New vehicle retail	$2,529,020	(24.2)%	$3,337,856	$3,216,281	(16.8)%	$3,865,391
Used vehicle retail	962,757	(9.9)%	1,068,824	1,025,487	(7.9)%	1,113,970
Used vehicle wholesale	152,011	(33.6)%	228,761	217,496	(28.4)%	303,974
Parts and Service	716,632	(2.5)%	735,055	700,896	2.1%	686,700
Finance, insurance and other	135,910	(26.3)%	184,362	181,624	(9.8)%	201,315

Total revenues	$4,496,330	(19.1)%	$5,554,858	$5,341,784	(13.4)%	$6,171,350
Cost of Sales
New vehicle retail	$2,375,439	(24.0)%	$3,126,232	$3,014,560	(16.4)%	$3,606,658
Used vehicle retail	865,556	(9.5)%	956,340	915,939	(7.0)%	985,216
Used vehicle wholesale	149,661	(35.6)%	232,418	221,434	(27.9)%	307,084
Parts and Service	335,009	(1.4)%	339,624	323,903	3.7%	312,320

Total cost of sales	$3,725,665	(20.0)%	$4,654,614	$4,475,836	(14.1)%	$5,211,278

Gross profit	$770,665	(14.4)%	$900,244	$865,948	(9.8)%	$960,072

Selling, general and administrative
expenses	$615,030	(15.0)%	$723,166	$700,191	(5.2)%	$738,564
Depreciation and amortization
expenses	$25,652	1.8%	$25,208	$23,936	21.6%	$19,684
Floorplan interest expense	$32,248	(29.2)%	$45,547	$44,095	(3.3)%	$45,577
Gross Margin
New Vehicle Retail	6.1%		6.3%	6.3%		6.7%
Used Vehicle	8.9%		8.4%	8.5%		8.9%
Parts and Service	53.3%		53.8%	53.8%		54.5%
Total Gross Margin	17.1%		16.2%	16.2%		15.6%
SG&A as a % of Gross Profit	79.8%		80.3%	80.9%		76.9%
Operating Margin	2.8%		0.0%	0.4%		3.0%
Finance and Insurance Revenues
per Retail Unit Sold	$995	(8.5)%	$1,088	$1,087	3.5%	$1,050

The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the years ended December 31, 2009, 2008 and 2007.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Retail Unit Sales
Same Stores	82,810	(23.9)%	108,884	107,181	(16.1)%	127,725
Transactions	372		1,821	3,524		1,490

Total	83,182	(24.9)%	110,705	110,705	(14.3)%	129,215
Retail Sales Revenues
Same Stores	$2,529,020	(24.2)%	$3,337,856	$3,216,281	(16.8)%	$3,865,391
Transactions	14,011		55,032	176,607		49,259

Total	$2,543,031	(25.0)%	$3,392,888	$3,392,888	(13.3)%	$3,914,650
Gross Profit
Same Stores	$153,581	(27.4)%	$211,624	$201,721	(22.0)%	$258,733
Transactions	653		3,132	13,035		3,589

Total	$154,234	(28.2)%	$214,756	$214,756	(18.1)%	$262,322
Gross Profit per Retail
Unit Sold
Same Stores	$1,855	(4.6)%	$1,944	$1,882	(7.1)%	$2,026
Transactions	$1,755		$1,720	$3,698		$2,409
Total	$1,854	(4.4)%	$1,940	$1,940	(4.4)%	$2,030
Gross Margin
Same Stores	6.1%		6.3%	6.3%		6.7%
Transactions	4.7%		5.7%	7.4%		7.3%
Total	6.1%		6.3%	6.3%		6.7%

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Toyota	30,475	(21.5)%	38,818	38,818	(17.8)%	47,243
Nissan	10,684	(24.1)	14,075	14,075	(13.2)	16,218
Honda	10,477	(32.3)	15,473	15,473	(3.8)	16,081
BMW	7,840	(18.4)	9,602	8,481	(1.8)	8,640
Ford	7,171	(25.3)	9,596	10,560	(29.6)	14,999
Mercedes-Benz	4,897	(24.8)	6,512	4,261	4.2	4,089
Chrysler	4,116	(34.3)	6,264	6,625	(31.0)	9,600
General Motors	3,187	(36.0)	4,980	5,175	(25.4)	6,934
Other	3,963	11.2	3,564	3,713	(5.3)	3,921

Total	82,810	(23.9)	108,884	107,181	(16.1)	127,725

The following table sets forth our top 10 Same Store brands, based on retail unit sales volume, and the percentage changes from year to year, which we believe are generally consistent with the overall retail market performance of those brands in the areas where we operate:

Same Store New Vehicle Unit Sales

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Toyota	25,079	(19.7)%	31,249	31,249	(18.0)%	38,089
Nissan	9,943	(22.8)	12,884	12,884	(13.8)	14,941
Honda	8,766	(31.9)	12,864	12,864	(0.9)	12,983
Ford	6,275	(25.5)	8,425	9,120	(30.8)	13,171
BMW	5,958	(21.5)	7,585	6,916	(5.5)	7,319
Lexus	4,570	(21.1)	5,789	5,789	(18.0)	7,063
Dodge	2,533	(35.4)	3,921	4,174	(25.1)	5,572
Mercedes-Benz	4,692	(20.1)	5,869	3,625	(10.9)	4,069
Chevrolet	2,268	(36.0)	3,543	3,543	(28.9)	4,981
Acura	1,711	(34.4)	2,609	2,609	(15.8)	3,098
Other	11,015	(22.1)	14,146	14,408	(12.4)	16,439

Total	82,810	(23.9)	108,884	107,181	(16.1)	127,725

For the year ended December 31, 2009, Same Store new vehicle unit sales and revenues declined 23.9% and 24.2%, respectively, as compared to the corresponding period in 2008, which was generally consistent with industry declines. The combination of slowing economic conditions, declining consumer confidence, higher jobless rates, tightened credit standards and industry wide pressure to lower vehicle inventory levels led to lower sales and extremely competitive pricing. Partially offsetting these negative economic conditions throughout 2009 was the impact of the CARS program, which had a positive effect on our third quarter results. We sold 4,874 qualifying new vehicle units under the CARS program.

We experienced unit sales decreases in each of the major brands that we represent. Our retail car unit sales declined by 22.7% in 2009, while our retail truck unit sales declined by 25.6%, as compared with the same period in 2008. We believe that our performance is generally consistent with national retail results of the brands we represent and the overall markets in which we operate. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

Our Same Store new vehicle revenues declined 16.8% from 2007 to 2008, on a similar percentage decrease in Same Store retail unit sales. Slowing economic conditions and declining consumer confidence impacted overall new vehicle demand in the U.S. And, on a regional basis, we experienced weakness particularly in the California and Florida markets. Our predominantly car franchises were negatively impacted by the slowing economy in 2008 resulting in an aggregate decrease in unit sales of cars by 11.8% from 2007 levels. Same Store revenues from our import and luxury brands fell 12.8% and 12.6% from 2007 to 2008, on 13.1% and 8.5% less retail units, respectively. Further, during most of 2008, customer preferences shifted away from less fuel-efficient vehicles and as a result, most segments of our new vehicle business were negatively impacted. Our Same Store unit sales in our truck lines decreased 21.1% from 2007 to 2008. Same Store revenues from our truck-heavy domestic franchises were down 30.1% from 2007 to 2008.

Our Same Store gross margin on new vehicle retail sales decreased 20 basis points from 2008 to 2009. The rapid fall-off in demand across the nation led to significant build-ups of new vehicle inventories across all brands, putting significant pressure on margins in the first half of 2009. In addition the bankruptcies of Chrysler and General Motors further pressured margins as dealers moved aggressively to reduce their inventories of these brands. For the year ended December 31, 2009 compared to 2008, our Same Store gross profit per retail unit (“PRU”) declined 4.6%

to $1,855, representing a 14.1% decrease for our domestic brands and a 6.2% decline for our luxury brands. Gross profit per retail unit sold for our import brands in 2009 was consistent with prior year.

Our Same Store gross margin on new vehicle retail sales decreased 40 basis points from 2007 to 2008. Depressed economic conditions in many of the markets in which we operate were exacerbated by the financial crises of September 2008 and following. As a result, we experienced a decline in new vehicle sales that pressured our margins. We experienced a decrease in Same Store new vehicle gross margin in most of our major brands. Further depressing new vehicle margins in 2008 was the shift in customer preference towards more fuel-efficient vehicles during most of the year, which largely affected our truck-dependent domestic brands, as well as the truck lines of our import brands. For the year ended December 31, 2008 compared to 2007, our Same Store gross profit per retail unit (“PRU”) declined 7.1% to $1,882, representing a 13.6% decline in PRU for our domestic nameplates, a 10.0% decrease in PRU for our luxury brands and a 3.6% decline in PRU from our import nameplates.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turn. To further mitigate our exposure to interest rate fluctuations, we have entered into interest rate swaps with an aggregate notional amount of $550.0 million as of December 31, 2009, at a weighted average LIBOR interest rate of 4.7%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in this declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.0% in the third quarter of 2007 to 49.9% in the fourth quarter of 2008. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2009, 2008 and 2007, was $20.0 million, $28.3 million and $37.2 million, respectively.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. As a result, and coupled with the success of the CARS program in the third quarter of 2009, we reduced our new vehicle inventory levels by $264.8 million, or 38.2%, from $692.7 million as of December 31, 2008 to $427.9 million as of December 31, 2009. Further, we made significant progress in aligning our inventory mix with demand, as the new truck percentage of inventory declined from 46.4% as of December 31, 2008 to 33.5% as of December 31, 2009.

Finally, our consolidated days’ supply of new vehicle inventory decreased to 56 days at December 31, 2009 from 94 days at December 31, 2008.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Retail Unit Sales
Same Stores	53,753	(11.3)%	60,634	59,835	(6.6)%	64,039
Transactions	314		1,337	2,136		1,099

Total	54,067	(12.8)%	61,971	61,971	(4.9)%	65,138
Retail Sales Revenues
Same Stores	$962,757	(9.9)%	$1,068,824	$1,025,487	(7.9)%	$1,113,970
Transactions	7,857		21,735	65,072		18,443

Total	$970,614	(11.0)%	$1,090,559	$1,090,559	(3.7)%	$1,132,413
Gross Profit
Same Stores	$97,201	(13.6)%	$112,484	$109,548	(14.9)%	$128,754
Transactions	833		2,359	5,295		2,480

Total	$98,034	(14.6)%	$114,843	$114,843	(12.5)%	$131,234
Gross Profit per Retail
Unit Sold
Same Stores	$1,808	(2.5)%	$1,855	$1,831	(9.0)%	$2,011
Transactions	$2,653		$1,764	$2,479		$2,257
Total	$1,813	(2.2)%	$1,853	$1,853	(8.0)%	$2,015
Gross Margin
Same Stores	10.1%		10.5%	10.7%		11.6%
Transactions	10.6%		10.9%	8.1%		13.4%
Total	10.1%		10.5%	10.5%		11.6%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Wholesale Unit Sales
Same Stores	27,654	(23.3)%	36,064	35,607	(18.1)%	43,460
Transactions	139		755	1,212		829

Total	27,793	(24.5)%	36,819	36,819	(16.9)%	44,289
Wholesale Sales Revenues
Same Stores	$152,011	(33.6)%	$228,761	$217,496	(28.4)%	$303,974
Transactions	1,057		4,501	15,766		6,199

Total	$153,068	(34.4)%	$233,262	$233,262	(24.8)%	$310,173
Gross Profit (Loss)
Same Stores	$2,350	164.3%	$(3,657)	$(3,938)	(26.6)%	$(3,110)
Transactions	(46)		(685)	(404)		(485)

Total	$2,304	153.1%	$(4,342)	$(4,342)	(20.8)%	$(3,595)
Gross Profit (Loss) per
Wholesale Unit Sold
Same Stores	$85	184.2%	$(101)	$(111)	(54.2)%	$(72)
Transactions	$(331)		$(907)	$(333)		$(585)
Total	$83	170.3%	$(118)	$(118)	(45.7)%	$(81)
Gross Margin
Same Stores	1.5%		(1.6)%	(1.8)%		(1.0)%
Transactions	(4.4)%		(15.2)%	(2.6)%		(7.8)%
Total	1.5%		(1.9)%	(1.9)%		(1.2)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Used Vehicle Unit Sales
Same Stores	81,407	(15.8)%	96,698	95,442	(11.2)%	107,499
Transactions	453		2,092	3,348		1,928

Total	81,860	(17.1)%	98,790	98,790	(9.7)%	109,427
Sales Revenues
Same Stores	$1,114,768	(14.1)%	$1,297,585	$1,242,983	(12.3)%	$1,417,944
Transactions	8,914		26,236	80,838		24,642

Total	$1,123,682	(15.1)%	$1,323,821	$1,323,821	(8.2)%	$1,442,586
Gross Profit
Same Stores	$99,551	(8.5)%	$108,827	$105,610	(15.9)%	$125,644
Transactions	787		1,674	4,891		1,995

Total	$100,338	(9.2)%	$110,501	$110,501	(13.4)%	$127,639
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,223	8.7%	$1,125	$1,107	(5.3)%	$1,169
Transactions	$1,737		$800	$1,461		$1,035
Total	$1,226	9.6%	$1,119	$1,119	(4.0)%	$1,166
Gross Margin
Same Stores	8.9%		8.4%	8.5%		8.9%
Transactions	8.8%		6.4%	6.1%		8.1%
Total	8.9%		8.3%	8.3%		8.8%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The same economic and consumer confidence issues that have slowed our new vehicle business have also negatively impacted used vehicle sales, and as a result our Same Store used retail unit sales and revenues declined 11.3% and 9.9%, respectively, in 2009 as compared to 2008. Further, since the new vehicle business is our best source of used vehicle inventory and that business has suffered a sustained slowdown, we are more challenged to source used vehicles profitably for our customers. And, even though the CARS program resulted in an influx of new vehicle customers during the third quarter of 2009, sourcing of used retail inventory was not improved due to the nature of the CARS program, which required all trade-ins to be destroyed. Despite the challenging economic times, we continue to improve our certified pre-owned (“CPO”) volume as a percentage of total retail sales. CPO units represented 33.3% of total Same Store used retail units for 2009 as compared to 32.8% in 2008. As a result, our Same Store retail used vehicle gross profit PRU decreased 2.5% from $1,855 in 2008 to $1,808 in 2009, while our Same Store gross margin decreased 40 basis points over the same period.

Our Same Store retail unit sales decreased 6.6% from 2007 to 2008, to 59,835 units and Same Store retail revenues fell 7.9%. Pressure on new vehicle margins translated into pressure on used vehicle margins, as well. In addition, the shift in customer preferences away from trucks in 2008 placed added pressure on our retail used vehicle profits. As a result, our Same Store retail used vehicle PRU declined 9.0% from $2,011 in 2007 to $1,831 in 2008, while our Same Store gross margin shrank 90 basis points over the same period.

Our continued focus on used vehicle sales and inventory management processes coupled with the lack of availability of used vehicles industry wide has shifted more of our used vehicle sales mix from the wholesale business to the traditionally more profitable retail sales. In addition, the qualified trade-ins under the CARS program were required to be destroyed, further depressing our used wholesale business. Correspondingly, our Same Store wholesale unit sales decreased 23.3% from 2008 to 2009 to 27,654 units, while Same Store wholesale revenues decreased 33.6% to $152.0 million for the same period. For the year ended December 31, 2008, compared to 2007, Same Store wholesale unit sales decreased 18.1% to 35,607 units and Same Store wholesale revenues fell 28.4% to $217.5 million, primarily due to our inventory management processes.

The overall increase in used vehicle profits for 2009 was reflective of an improvement in used vehicle wholesale values, resulting from a general supply shortage and increased dealer demand, partially offset by lower retail results. Because of the limited availability of quality used vehicles, the price of vehicles sold at auction increased, leading to higher profits and margins in our wholesale vehicles. Assuming that the stabilization of used vehicle values continues and used vehicle supply catches up with demand, we would expect the wholesale gross profit per unit to return to more normal levels, closer to break-even.

We continuously work to optimize our used vehicle inventory levels to provide adequate supply and selection. Our days’ supply of used vehicle inventory increased to 31 days at December 31, 2009 from 25 days from December 31, 2008. This was a decrease from 35 days at December 31, 2007.

Parts and Service Data
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Parts and Service Revenues
Same Stores	$716,632	(2.5)%	$735,055	$700,896	2.1%	$686,700
Transactions	5,933		15,768	49,927		13,206

Total	$722,565	(3.8)%	$750,823	$750,823	7.3%	$699,906
Gross Profit
Same Stores	$381,623	(3.5)%	$395,431	$376,993	0.7%	$374,380
Transactions	3,213		8,418	26,856		7,051

Total	$384,836	(4.7)%	$403,849	$403,849	5.9%	$381,431
Gross Margin
Same Stores	53.3%		53.8%	53.8%		54.5%
Transactions	54.2%		53.4%	53.8%		53.4%
Total	53.3%		53.8%	53.8%		54.5%

Our Same Store parts and service revenues decreased 2.5% during 2009, primarily driven by a 6.2% decrease in wholesale parts sales and a 1.3% decline in customer-pay parts and service sales, as well as a 2.1% decline in warranty parts and service sales and a 1.6% decline in collision revenues.

The decline in our Same Store warranty parts and service revenues was primarily the result of certain manufacturer quality issues in 2008 that were rectified in 2009. Our Same Store wholesale parts business declined in 2009 primarily due to the negative impact of the economy on many of the second-tier collision centers and mechanical repair shops with which we do business and our decision to tighten our credit standards in this area. The decline in our customer-pay parts and service business during 2009 was primarily driven by lighter traffic in our domestic brand dealerships. Same Store collision revenues were negatively impacted in 2009 by the closure of a body shop facility in our Eastern region.

Same Store parts and service gross profit for 2009 decreased 3.5% from 2008, while our 2009 parts and service margins decreased 50 basis points to 53.3%. These decreases were primarily due to the negative impact of declining new and used vehicle sales on our internal parts and service volume.

During 2008, our Same Store parts and service revenues increased 2.1% as compared to 2007. We realized Same Store revenue improvements in each of our parts and service business segments. Our customer-pay parts and service business increased 2.0%, while our warranty-related parts and service sales increased 1.5%. Revenues from our customer-pay parts and service business improved as a result of the improvements in both our import and luxury brands of 4.3% and 4.4%, respectively, partially offset by a 4.6% decline in customer-pay parts and service revenues from our domestic brands. Our Same Store warranty-related parts and service revenues improved 5.5% and 0.4% within our import and luxury brands, respectively, from 2007 to 2008. These improvements were partially offset by a decrease of 1.6% in our domestic warranty-related revenues. Further, our Same Store collision revenues increased 4.8% compared to 2007 and our wholesale parts sales increased 1.2%.

Same Store parts and service gross profits increased 0.7% from 2007 to 2008, reflecting the improvements that we made to our parts and service business processes in 2008. Same Store parts and service gross margin fell 70 basis points to 53.8% from 2007 to 2008, primarily as a result of the increase in our collision business, which generates relatively lower margins than our customer-pay and warranty business, and the negative impact of declining new and used vehicle sales on our internal parts and service volume.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Retail New and Used Unit Sales
Same Stores	136,563	(19.4)%	169,518	167,016	(12.9)%	191,764
Transactions	686		3,158	5,660		2,589

Total	137,249	(20.5)%	172,676	172,676	(11.2)%	194,353
Retail Finance Fees
Same Stores	$42,854	(31.8)%	$62,830	$61,011	(14.7)%	$71,523
Transactions	194		1,028	2,847		807

Total	$43,048	(32.6)%	$63,858	$63,858	(11.7)%	$72,330
Vehicle Service Contract Fees
Same Stores	$57,458	(23.1)%	$74,740	$74,537	(12.4)%	$85,053
Transactions	112		657	860		445

Total	$57,570	(23.6)%	$75,397	$75,397	(11.8)%	$85,498
Insurance and Other
Same Stores	$35,598	(23.9)%	$46,792	$46,076	3.0%	$44,739
Transactions	213		508	1,224		508

Total	$35,811	(24.3)%	$47,300	$47,300	4.5%	$45,247
Total
Same Stores	$135,910	(26.3)%	$184,362	$181,624	(9.8)%	$201,315
Transactions	519		2,193	4,931		1,760

Total	$136,429	(26.9)%	$186,555	$186,555	(8.1)%	$203,075

Finance and Insurance Revenues per Unit Sold
Same Stores	$995	(8.5)%	$1,088	$1,087	3.5%	$1,050
Transactions	$757		$694	$871		$680
Total	$994	(8.0)%	$1,080	$1,080	3.3%	$1,045

Our Same Store finance and insurance revenues decreased by 26.3% and our Same Store revenues per unit sold decreased 8.5%, or $93, to $995 per retail unit sold for 2009, as compared to 2008. In particular, our Same Store retail finance fees declined 31.8% to $42.9 million compared to 2008, primarily due to a 19.4% decline in Same Store retail unit sales and an 11.7% decline in finance income per contract, as well as a decline in our finance penetration rates. Our Same Store vehicle service contract fees declined 23.1% and our revenues from insurance and other F&I products fell 23.9% for 2009, when compared 2008. Both of these declines were primarily the result of the lower retail unit sales for the year.

Our Same Store total finance and insurance revenues decreased 9.8% in 2008 as compared to 2007, which was more than explained by the impact of the decline in retail units. Partially offsetting this decrease, our product penetration rates improved in 2008 from 2007 levels, and our Same Store revenues per unit sold increased 3.5% in 2008 to $1,087 per unit from 2007 levels. Same Store retail finance fees declined 14.7% in 2008 as compared to 2007, which was also primarily due to the 12.9% decline in Same Store retail unit sales. As a partial offset, penetration rates for our retail finance products improved in 2008 compared to 2007. Our continued efforts to reduce the cost of our vehicle service contract offerings resulted in an increase in income per vehicle service contract sold. These improvements, coupled with increased product penetration rates of our vehicle service contract offerings, partially offset the impact of the decline in retail units. Same Store revenues from insurance and other F&I products rose 3.0% in 2008 from 2007 primarily as a result of the improvements that we have made to the cost structure of many of these products, as well as improved product penetration rates.

Selling, General and Administrative Data
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2009	Change	2008	2008	Change	2007
Personnel
Same Stores	$360,257	(15.5)%	$426,167	$411,701	(6.8)%	$441,775
Transactions	2,894		8,619	23,085		8,034

Total	$363,151	(16.5)%	$434,786	$434,786	(3.3)%	$449,809
Advertising
Same Stores	$36,093	(29.0)%	$50,827	$49,921	(12.1)%	$56,810
Transactions	474		1,291	2,197		1,132

Total	$36,567	(29.8)%	$52,118	$52,118	(10.1)%	$57,942
Rent and Facility Costs
Same Stores	$89,162	1.5%	$87,879	$88,270	(0.9)%	$89,077
Transactions	1,035		3,423	3,032		3,546

Total	$90,197	(1.2)%	$91,302	$91,302	(1.4)%	$92,623
Other SG&A
Same Stores	$129,518	(18.2)%	$158,293	$150,299	(0.4)%	$150,902
Transactions	1,615		2,931	10,925		7,601

Total	$131,133	(18.7)%	$161,224	$161,224	1.7%	$158,503
Total SG&A
Same Stores	$615,030	(15.0)%	$723,166	$700,191	(5.2)%	$738,564
Transactions	6,018		16,264	39,239		20,313

Total	$621,048	(16.0)%	$739,430	$739,430	(2.6)%	$758,877

Total Gross Profit
Same Stores	$770,665	(14.4)%	$900,244	$865,948	(9.8)%	$960,072
Transactions	5,172		15,417	49,713		14,395

Total	$775,837	(15.3)%	$915,661	$915,661	(6.0)%	$974,467

SG&A as % of Gross Profit
Same Stores	79.8%		80.3%	80.9%		76.9%
Transactions	116.4%		105.5%	78.9%		141.1%
Total	80.0%		80.8%	80.8%		77.9%
Employees	7,000		7,700	7,700		8,900

Our selling, general and administrative expenses (“SG&A”) consist primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

In response to the increasingly challenging automotive retailing environment, we implemented significant cost reduction actions during the fourth quarter of 2008. These actions, which were completed in the first quarter of 2009, continued to provide significant benefit throughout 2009. As a result, we reduced the absolute dollars of Same Store SG&A for 2009 by $108.1 million from 2008. Specifically, we made difficult, but necessary, changes to the personnel side of our organization in reaction to the sustained decline in the new and used vehicle sales environment, reducing headcount by 1,900 employees since the beginning of 2008. We also made adjustments to salary levels and pay plans. As a result, our Same Store personnel expenses declined by $65.9 million for as compared to 2008. In addition, we continue to critically evaluate our advertising spending to ensure that we utilize the most cost efficient methods available. As a result, our net advertising expenses decreased by $14.7 million as compared to 2008. Our Same Store other SG&A decreased $28.8 million in 2009 as compared 2008, primarily due to reductions in vehicle delivery expenses and outside services. We are aggressively pursuing opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Due to the significant improvements that we made in our spending levels, our Same Store SG&A decreased as a percentage of gross profit from 80.3% for the year ended December 31, 2008 to 79.8% in the comparable period of 2009, despite a 14.4% decline in Same Store gross profit.

In response to the economic slowdown in 2008, and particularly the financial crisis that resulted in the fourth quarter of the year, we initiated various cost saving initiatives, including changes in variable compensation pay plans and personnel reductions. As a result, our Same Store personnel expenses declined by 6.8% in 2008 compared to 2007. Advertising expense is managed locally and will vary period to period based upon current trends, market factors and other circumstances in each individual market. In reaction to operating trends, adjustments were made to our advertising spending resulting in a decrease in our gross advertising expenses of 12.1% for 2008, partially offset by a 12.2% decrease in the manufacturers’ advertising assistance, which we record as a reduction of advertising expense when earned. Our Same Store rent and facility costs remained relatively flat in 2008 as compared to 2007, as increases resulting from the relocation of facilities, lease renewals and the addition of properties for operational expansion were offset by the impact of our purchase of real estate associated with several dealership locations during the period. Other SG&A consists primarily of insurance, freight, supplies, professional fees, loaner car expenses, vehicle delivery expenses, software licenses and other data processing costs, and miscellaneous other operating costs not related to personnel, advertising, or facilities. Our Same Store Other SG&A decreased 0.4% to $150.3 million in 2008 compared to 2007, as several tactical efforts were initiated in 2008 that were designed to reduce our outside services costs without sacrificing business performance, customer satisfaction and profitability.

Dealer Management System Conversion

On March 30, 2006, we announced that ADP would become the sole dealership management system (or “DMS”) provider for our existing dealerships. We successfully completed the conversion of all of our dealerships to operate on the ADP platform in 2007 and recognized an additional $0.7 million in lease termination costs related to these conversions. This conversion is another key enabler in supporting efforts to standardize backroom processes and share best practices across all of our dealerships.

Depreciation and Amortization Data
(dollars in thousands)

	For the Year Ended December 31,
	2009	% Change	2008	2008	% Change	2007
Same Stores	$25,652	1.8%	$25,208	$23,936	21.6%	$19,684
Transactions	176		444	1,716		754

Total	$25,828	0.7%	$25,652	$25,652	25.5%	$20,438

Our Same Store depreciation and amortization expense increased 1.8% for the year ended December 31, 2009, primarily as a result of the completion of several facility improvements in the latter part of 2008. These improvements, which include the expansion of several of our service and collision centers, are designed to enhance the profitability of our dealerships and the overall customer experience. We continue to critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Our Same Store depreciation and amortization expense increased 21.6% in 2008 as compared to 2007, primarily due to a similar increase in our gross property and equipment holdings, as we strategically move from leasing to owning more of our dealership-related real estate.

Impairment of Assets

We did not identify an impairment of our recorded intangible franchise rights in 2009, nor our recorded goodwill in 2009, 2008 or 2007. We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets. We also perform interim reviews for impairment when evidence exists that the carrying value of such assets may not be recoverable. During the third quarter of 2008, certain triggering events such as the recent economic conditions and the resulting impact on the automotive industry were identified. Accordingly, we performed an interim impairments assessment of the recorded indefinite-lived intangible asset values. As a result of this assessment, we determined that the fair values of certain of our indefinite-lived intangible franchise rights related to seventeen dealerships, primarily domestic franchises, were less than their respective carrying values and recorded an impairment charge of $37.1 million. Additionally, during the fourth quarter of 2008, we performed our annual assessment of goodwill and indefinite-lived intangible assets and determined that the fair values of indefinite-lived intangible franchise rights related to seven of our dealerships did not exceed their carrying values and that impairment charges were required. The majority of the $114.8 million charge related to franchises within our Western Region, which continued to suffer the greatest effect of the recent economic downturn. In aggregate, we recorded $151.9 million of pretax impairment charges during 2008 relative to our intangible franchise rights. As a result of our 2007 annual assessment, we determined that the carrying values of indefinite-lived intangible franchise rights related to six of our dealerships were impaired. Accordingly, we recorded a $9.2 million of pretax impairment charge during the fourth quarter of 2007.

For long-lived assets, we review for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In 2009, we identified triggering events relative to real estate held for sale, due primarily to adverse real estate market conditions and, as a fall out of the Chrysler and General Motors bankruptcies and plans to close SAAB, Saturn, Pontiac and other brands, the recent availability of a significant number of similar properties. We reviewed the carrying value of such assets in comparison with the respective estimated fair market values as determined by third party appraisal and brokers’ opinion of value. Accordingly, we recorded a $13.8 million pretax asset impairment. Also, during 2009 we determined that the carrying value of certain other long-term assets was impaired and, as a result, pretax impairment charges of $7.1 million were recognized. In the third quarter of 2008, we identified triggering events relative to real estate, primarily associated with domestic franchise terminations and other equipment holdings. We reviewed the carrying value of such assets in comparison with the respective estimated fair market values as determined by third party appraisal and brokers’ opinion of value. Accordingly, we recorded an $11.1 million pretax asset impairment charge in the third quarter of 2008. In 2007, in connection with the sale of the real estate associated with one of our dealerships, we recognized a $5.4 million pretax impairment charge. Also, we determined that the fair value of certain long-lived assets was less than their respective carrying values and, as a result, pretax impairment charges of $2.2 million were recognized.

Floorplan Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2009	% Change	2008	2008	% Change	2007
Same Stores	$32,248	(29.2)%	$45,547	$44,095	(3.3)%	$45,577
Transactions	97		830	2,282		1,245

Total	$32,345	(30.3)%	$46,377	$46,377	(1.0)%	$46,822

Memo:
Manufacturer’s assistance	$20,039	(29.2)%	$28,311	$28,311	(23.8)%	$37,171

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on 1-month LIBOR (or Prime in some cases) plus a spread. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of December 31, 2009, we had interest rate swaps in place for an aggregate notional amount of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense.

Our Same Store floorplan interest expense decreased 29.2% for the year ended December 31, 2009, compared to 2008. The decrease for 2009 reflects a $315.5 million decrease in our weighted average floorplan borrowings outstanding, partially offset by a 66 basis point increase in our weighted average floorplan interest rates between the respective periods, including the impact of our interest rate swaps. The Same Store floorplan interest expense declined 3.3% in 2008 when compared to 2007, due to a decrease in our weighted average floorplan interest rates, including the impact of our interest rate swaps, which was partially offset by a $124.0 million increase in our weighted average floorplan borrowings outstanding for 2008.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our Mortgage Facility, our Acquisition Line and our other long-term debt, partially offset by interest income, decreased $7.7 million, or 21.0%, to $29.1 million for the year ended December 31, 2009. This decrease is primarily attributable to a $86.2 million decrease in our weighted average borrowings from the comparable period in 2008, as a result of $51.7 million in aggregate face value repurchases of our 2.25% Notes that we have executed since the end of the fourth quarter of 2008, as well as the payoff of all borrowings outstanding on our Acquisition Line. Further, the decline in other interest expense for 2009 was the result of a 238 basis point decrease in our weighted average interest rate on our Mortgage Facility. Included in other interest expense for the years ended December 31, 2009 and 2008 is non-cash, discount amortization expense of $5.4 million and $7.9 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the level of 2.25% Notes outstanding as of December 31, 2009, we anticipate that the ongoing annual impact of this accounting standard will be to increase non-cash interest expense by $7.5 million.

From 2007 to 2008, other net interest expense increased $6.7 million primarily attributable to a $159.7 million increase in our weighted average borrowings from the comparable period in 2007, as we continued the execution of our strategy to own more of the dealership-related real estate. Weighted average borrowings outstanding under our Mortgage Facility increased $103.7 million from December 31, 2007. Other real estate related borrowings increased in 2008 by $47.0 million from the balance at December 31, 2007. In addition, our weighted average borrowings increased for 2008 as a result of our borrowings under the Acquisition Line of our Revolving Credit Facility, primarily initiated to fund the acquisition of several dealership operations in the fourth quarter of 2007. Partially offsetting the increased interest expense from these borrowings, we redeemed $28.3 million of our 8.25% Notes and $63.0 million in aggregate face value of our 2.25% Notes in 2008. Other net interest expense for the year ended December 31, 2007 included $7.3 million of non-cash discount amortization, representing the impact of the accounting for convertible debt as required by ASC 470.

Gain/Loss on Redemption of Debt

During the year ended December 31, 2009, we repurchased $41.7 million par value of our outstanding 2.25% Notes for $20.9 million in cash, excluding $0.2 million of accrued interest, and realized a net gain of $8.7 million. In conjunction with the repurchases, $12.6 million of discounts, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options acquired at the time the repurchased convertible notes were issued, of $13.4 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the tax gain. Accordingly, we recorded a proportionate reduction in our deferred tax assets. In conjunction with these repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes.

During the second quarter of 2009, we refinanced certain real estate related debt through borrowings from our Mortgage Facility. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

During the year ended December 31, 2008, we repurchased $28.3 million par value of our outstanding 8.25% Notes and realized a net gain of $0.9 million. Also, during the fourth quarter of 2008, we repurchased $63.0 million par value of our outstanding 2.25% Notes and realized a net gain of $17.2 million.

Provision for Income Taxes

For the year ended December 31, 2009, we recorded a tax provision of $20.0 million for income from continuing operations. The 2009 effective tax rate of 36.5% differed from the 2008 effective tax rate of 40.4% primarily due to the changes in certain state tax laws and rates, the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate, as well as the benefit recognized in conjunction with a tax election made during 2009.

For the year ended December 31, 2008, we recorded a benefit of $31.2 million in respect of our loss from continuing operations, primarily due to the significant asset impairment charges recorded in 2008. This included a tax provision of $6.5 million relating to the $17.2 million gain recorded for the repurchase of a portion of our 2.25% Notes during the fourth quarter. The 2008 effective tax rate of 40.4% differed from the 2007 effective tax rate of 35.7% primarily due to the mix of our pretax net income (loss) among various taxable state jurisdictions and the 2007 impact of the benefit received from the tax deductible goodwill related to dealership operations.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2010 will be approximately 39.0%.

As of December 31, 2009, we had net deferred tax liabilities totaling $19.3 million relating to the differences between the financial reporting and tax basis of assets and liabilities, which are expected to reverse in the future. Included in this amount are $45.9 million of deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes that will not reverse unless the related intangibles are disposed.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for 2010. If economic and business conditions deteriorate further or if our capital expenditures or acquisition plans for 2010 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of December 31, 2009, our total cash on hand was $13.2 million. The balance of cash on hand excludes $71.6 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as our primary channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information from our statement of cash flows from continuing operations:

	For the Year Ended December 31,
	2009	2008	2007
		(In thousands)

Net cash provided by operating activities	$354,674	$183,746	$10,997
Net cash used in investing activities	(3,997)	(164,712)	(392,966)
Net cash provided by (used in) financing activities	(361,430)	(12,887)	375,790
Effect of exchange rate changes on cash	830	(5,826)	(33)

Net increase (decrease) in cash and cash equivalents	$(9,923)	$321	$(6,212)

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we choose which vehicles to finance and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under our Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

•	Operating activities. For the year ended December 31, 2009, we generated $354.7 million in net cash flow from operating activities, primarily driven by net income from continuing operations of $34.8 million, $235.9 million in net changes in operating assets and liabilities, and significant non-cash adjustments related to deferred income taxes of $29.6 million, depreciation and amortization of $25.8 million, asset impairments of $20.9 million and stock-based compensation of $8.9 million. Included in the net changes in operating assets and liabilities is $243.0 million of cash flow provided by reductions in inventory levels and $27.4 million of cash flow from collections of vehicle receivables, contracts-in-transit, accounts and notes receivables, partially offset by $14.1 million of net repayments to manufacturer-affiliated floorplan lenders. In addition, cash flow from operating activities includes an adjustment of $8.2 million for gains from redemptions of $41.7 million of par value of our 2.25% Notes, which is considered a cash flow from financing activities.

For the year ended December 31, 2008, we realized $183.7 million in net cash from operating activities, primarily driven by net income, after adding back significant non-cash adjustments related to depreciation and amortization of $25.7 million and asset impairments of $163.0 million. Also contributing to the positive cash flow from operating activities was a net change in our operating assets and liabilities of $70.3 million. Cash flow from operating activities was adjusted for net gains of $18.1 million related to the repurchase of our 8.25% Notes and 2.25% Notes, which is reflected as a financing activity. In addition, cash flow from operating activities was adjusted for an increase in our deferred income tax assets of $28.4 million, related primarily to the impairment of our intangible franchise assets.

For the year ended December 31, 2007, we realized $11.0 million in net cash from operating activities, primarily driven by net income, after adding back significant non-cash adjustments related to depreciation and amortization of $20.4 million, deferred income taxes of $13.6 million and asset impairments of $16.8 million. Substantially offsetting the positive cash flow from these operating activities, the net change in our operating assets and liabilities resulted in a cash outflow of $121.8 million, which was principally the result of our decision not to renew the floorplan financing arrangement with DaimlerChrysler in February 2007 and to use $112.1 million of borrowings from our Revolving Credit Facility to close the DaimlerChrysler Facility. The result of this decision was a decrease in operating cash flow and increase in financing cash flow for the year ended December 31, 2007.

•	Investing activities. During 2009, we used $4.0 million in investing activities, primarily as a result of $16.3 million paid for acquisitions, net of cash received, and $21.6 million for the purchase of property and equipment. These cash outflows were partially offset by $30.3 million in proceeds from the sales of franchises, property and equipment. The $16.3 million used for acquisitions consisted primarily of $5.9 million for inventory acquired as part of our dealership acquisition and $4.2 million to purchase the associated dealership real estate. The $30.3 million in proceeds from the sales of franchises, property and equipment included $12.3 million for inventory sold as part of our dealership dispositions and $14.7 million in consideration received for the associated dealership real estate.

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

•	Financing activities. During 2009, we used $361.4 million in financing activities, primarily due to $273.4 million in net repayments under the Floorplan Line of our Revolving Credit Facility, $50.0 million in net repayments under the Acquisition Line of our Revolving Credit Facility, $20.9 million of cash to repurchase $41.7 million par value of our outstanding 2.25% Notes, and $19.7 million to repay a portion of our outstanding Mortgage Facility. Included in the $34.5 million of borrowings on our Mortgage Facility, we refinanced our March 2008 and June 2008 Real Estate Notes through borrowings on our Mortgage Facility of $27.9 million. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million. Included in the $273.4 million of net repayments under the Floorplan Line of our Revolving Credit Facility is a net cash outflow of $26.7 million due to an increase in our floorplan offset account.

During 2008, we used $12.9 million in financing activities, primarily due to $85.0 million in net repayments under the Acquisition Line of our Revolving Credit Facility, $52.8 million of cash to repurchase $28.3 million par value of our outstanding 8.25% Notes and $63.0 million par value of our outstanding 2.25% Notes, $11.0 million in dividends paid during the year and $7.5 million in principal repayments of long-term debt. Partially offsetting this amount are $50.2 million of borrowing of long-term debt related to real estate purchases, $46.7 million of net borrowings under our Mortgage Facility, and $44.0 million in net borrowings under the Floorplan Line of our Revolving Credit Facility. Included in the $44.0 million of net borrowings related to the Floorplan Line of our Revolving Credit Facility is a net cash inflow of $19.7 million due to a decrease in our floorplan offset account.

During 2007, we obtained $375.8 million from financing activities, consisting of $225.5 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, $135.0 million in net borrowings under the Acquisition Line of our Revolving Credit Facility utilized to fund the dealership acquisitions consummated in the fourth quarter of 2007 and $131.3 million of net borrowings under our Mortgage Facility as we continued to implement our strategy of strategically acquiring the real estate associated with our dealership operations. Included in the $225.5 million of net borrowings related to the Floorplan Line of our Revolving Credit Facility is a net cash inflow of $49.9 million due to a decrease in our floorplan offset account. Partially offsetting this positive cash flow, we used $63.0 million of cash to repurchase outstanding common stock and $36.9 million of cash to repurchase $36.4 million par value of our outstanding 8.25% Notes.

Working Capital.  At December 31, 2009, we had working capital of $103.2 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

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

•	Revolving Credit Facility. Our Revolving Credit Facility provides total borrowing capacity of $1.35 billion, is comprised of 22 major financial institutions, including three manufacturer-affiliated finance companies (Toyota, Nissan and BMW), and matures in March 2012. We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. This Revolving Credit Facility consists of two tranches: (1) $1.0 billion for floorplan financing, which we refer to as the Floorplan Line, and (2) $350.0 million for acquisitions, capital expenditures and general corporate purposes, including the issuance of letters of credit. We refer to this tranche as the Acquisition Line. The Floorplan Line bears interest at rates equal to 1-month LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR plus a margin that ranges from 150 to 225 basis points, depending on our leverage ratio. Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under the Acquisition Line can be redesignated to the Floorplan Line within the overall $1.35 billion commitment. The first $37.5 million of available funds on the Acquisition Line carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.25% to 0.375% per annum depending on our leverage ratio. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, we capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of December 31, 2009 and 2008, after considering outstanding balances, we had $579.7 million and $306.3 million of available floorplan capacity under the Floorplan Line, respectively. Included in the $579.7 million and $306.3 million available balance under the Floorplan Line was $71.6 million and $44.9 million of immediately available funds, respectively. The weighted average interest rate on the Floorplan Line was 1.1%, 1.4% and 5.6% as of December 31, 2009, 2008 and 2007 respectively. We had no outstanding Acquisition Line borrowings at December 31, 2009 and $50.0 million outstanding at December 31, 2008. After considering $17.3 million of outstanding letters of credit, for 2009 and 2008, and other factors included in our available borrowings base calculation, there was $158.2 million and $106.0 million of available borrowings capacity under the Acquisition Line as of December 31, 2009 and 2008, respectively. The interest rate on the Acquisition Line was 2.5%, 2.4% and 6.6% as of December 31, 2009, 2008 and 2007, respectively. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed-charge coverage, current ratio, leverage, and a minimum equity requirement, among others including additional maintenance requirements. As of December 31, 2009 and 2008, we were in compliance with these covenants, including:

	As of December 31,
	2009
	Required	Actual

Senior secured leverage ratio	< 2.75	1.31
Total leverage ratio	< 4.50	3.29
Fixed charge coverage ratio	> 1.25	1.76
Current Ratio	> 1.15	1.34

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future. However, a violation of one of our covenants could force us to renegotiate the terms of our Revolving Credit Facility, which could have a material adverse effect on our future financial position and results of operations. Under the terms of our Revolving Credit Facility, we are limited in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding stock. The amount available for cash dividends and share repurchases will increase in future periods by 50% of our cumulative net income (as defined in terms of the Revolving Credit Facility), the net proceeds from stock option exercises and certain other items, and decrease by subsequent payments for cash dividends and share repurchases. Amounts borrowed under the Floorplan Line of our Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding greater than one year.

Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interest in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. In January 2009, we amended our Revolving Credit Facility to, among other things, exclude the impact of the changes to the accounting requirements for convertible debt instruments that may be settled in cash upon conversion made by the FASB in January (see Note 2, “Summary of Significant Accounting Policies and Estimates”) from all covenant calculations.

•	Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. During June of 2009, we amended our FMCC Facility to reduce the available financing from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of December 31, 2009 and 2008, we had an outstanding balance of $74.6 million and $88.7 million, with an available floorplan capacity of $75.4 million and $211.3 million, respectively. This facility bears an interest rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of December 31, 2009, 2008 and 2007, the interest rate on the FMCC Facility was 5.5%, 5.5% and 8.3%, respectively, before considering the applicable incentives.

•	Real Estate Credit Facility. Our Mortgage Facility is a five-year real estate credit facility that is syndicated with nine financial institutions and provides a maximum commitment of $235.0 million. The Mortgage Facility is used for acquisitions of real estate and vehicle dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel or property. The facility matures in March 2012. At our option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. The interest rate of the Mortgage Facility as of December 31, 2009, 2008 and 2007 were 1.3%, 1.5% and 5.7%, respectively. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which $0.7 million has been amortized as of December 31, 2009.

The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries that also guarantee or are required to guarantee our Revolving Credit Facility. So long as no default exists, we are entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by us and located at or near a vehicle dealership operated by a subsidiary of ours or otherwise used or to be used by a vehicle dealership operated by a subsidiary of ours. As of December 31, 2009 and 2008, available unused borrowings from the Mortgage Facility totaled $42.3 million and $57.0 million, respectively.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with including: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of December 31, 2009, we were in compliance with all such covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future. However, a violation of one of our covenants could force us to renegotiate the terms of our Mortgage Facility, which could have a material adverse impact on our future financial position and results of operations.

•	Other Credit Facilities. We finance the new, used and rental vehicle inventories of our U.K. operations using a credit facility with BMW Financial Services. This facility bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2009, the interest rate being charged on borrowings outstanding under this facility ranged from 1.1% to 4.5%.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicle financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts through 2010 and 2011. As of December 31, 2009, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 1.1% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of December 31, 2009:

	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)

Floorplan Line(1)	$1,000,000	$420,319	$579,681
Acquisition Line(2)	350,000	17,308	158,232

Total Revolving Credit Facility	1,350,000	437,627	737,913
FMCC Facility	150,000	74,553	75,447
Mortgage Facility	235,000	192,727	42,273

Total Credit Facilities(3)	$1,735,000	$704,907	$855,633

(1)	The available balance at December 31, 2009, includes $71.6 million of immediately available funds.

(2)	The outstanding balance of $17.3 million at December 31, 2009 is completely made up of outstanding letters of credit. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility.

(3)	Outstanding balance excludes $40.6 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of our credit facilities.

For a more detailed discussion of our credit facilities existing as of December 31, 2009, please see Note 14, “Credit Facilities” to our Consolidated Financial Statements.

2.25% Notes.  On June 26, 2006, we issued $287.5 million aggregate principal amount of the 2.25% Notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933. The 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter.

Interest on the 2.25% Notes is payable semiannually in arrears in cash on June 15th and December 15th of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.

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

The holders of the 2.25% Notes who convert their notes in connection with a change in control, or in the event that our common stock ceases to be listed, as defined in the Indenture for the 2.25% Notes (the “Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 2.25% Notes may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2.25% Notes, plus accrued and unpaid interest, if any.

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

The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of our Credit Facility; to repurchase 933,800 shares of our common stock for approximately $50.0 million; and to pay the $35.7 million net cost of the purchased options and warrant transactions described below in Uses of Liquidity and Capital Resources. Debt issue costs totaled $6.7 million and are being amortized over a period of ten years (the point at which the holders can first require us to redeem the 2.25% Notes).

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

Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The 8.25% Notes have the following redemption provisions:

•	We were allowed to, prior to August 15, 2008, redeem all or a portion of the 8.25% Notes at a redemption price equal to the principal amount plus a make-whole premium to be determined, plus accrued interest.

•	We were allowed to, during the twelve-month period beginning August 15, 2008, redeem all or a portion of the 8.25% Notes at a redemption price of 104.125%.

•	We are allowed to, during the twelve-month periods beginning August 15, 2009, 2010 and 2011, and thereafter, redeem all or a portion of the 8.25% Notes at redemption prices of 102.750%, 101.375% and 100.000%, respectively, of the principal amount plus accrued interest.

Group 1 Automotive, Inc. (the parent company) has no independent assets or operations and the 8.25% Notes are jointly, severally, fully, and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company, other than certain foreign subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are wholly-owned subsidiaries of ours (see Note 19, “Condensed Consolidating Financial Information”). The 8.25% Notes are subject to various financial and other covenants, including restrictions on paying cash dividends and repurchasing shares of our common stock. These restrictions are more stringent than those on our Revolving Credit Facility. As of December 31, 2009, we were in compliance with these covenants and were limited to $19.5 million of future dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances.

Other Real Estate Related Debt.  In March 2008, we executed a series of four note agreements with a third-party financial institution for an aggregate principal of $18.6 million (the “March 2008 Real Estate Notes”) of which one was scheduled to mature in May 2010, and the remaining three were scheduled to mature in June 2010, to finance the purchase of real estate associated with one of our dealership operations. In April 2009, we repaid $3.1 million of the then outstanding balance and refinanced the remaining $14.7 million through borrowings under the Mortgage Facility.

In June 2008, we executed a bridge loan agreement with a third-party financial institution for an aggregate principal of $15.0 million (the “June 2008 Real Estate Note”) that was scheduled to mature in September 2008. The proceeds from the June 2008 Real Estate Note were utilized to facilitate the acquisition of a dealership-related building and the associated land. In July 2008, we renegotiated the terms of the June 2008 Real Estate Note to extend the maturity date to July 2010 and amend the annual interest rate to LIBOR plus 1.65%. In April 2009, we repaid $1.0 million of the then outstanding balance and refinanced the remaining $13.2 million through borrowings under the Mortgage Facility.

In conjunction with the refinancing of the March 2008 and June 2008 Real Estate Notes, we recognized an aggregate prepayment penalty of $0.5 million.

In October 2008, we executed a note agreement with a third-party financial institution for an aggregate principal of £10.0 million (the “Foreign Note”), which is secured by our foreign subsidiary properties. The Foreign Note is to be repaid in monthly installments beginning in March 2010 and matures in August 2018. Interest is payable on the outstanding balance at an annual rate of 1.0% plus the higher of the three-month Sterling BAA LIBOR rate or 4.0% per year.

Uses of Liquidity and Capital Resources

Redemption of 8.25% Notes and 2.25% Notes.  During 2009, we repurchased $41.7 million par value of outstanding 2.25% Notes for $20.9 million in cash, excluding accrued interest of $0.2 million, and realized a gain of $8.7 million, net of $12.6 million of write-offs related to debt cost and discounts. During 2008, we repurchased $28.3 million par value of our outstanding 8.25% Notes and $63.0 million par value of our outstanding 2.25% Notes. Total cash used in completing these redemptions, excluding accrued interest of $0.8 million, was $53.6 million.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. Due to the current and near-term projected economical conditions, we continue to critically evaluate all capital expenditures for an acceptable return on investment and to work with our manufacturer partners in this area. Our capital expenditure forecast for 2010 is expected to be less than $40.0 million, generally funded from excess cash.

Acquisitions.  In 2009, we completed acquisitions of two luxury, two import and one domestic franchise with expected annual revenues of $108.4 million. These franchises included a BMW dealership in Mobile, Alabama, a Hyundai franchise in Houston, Texas, another Hyundai franchise in New Orleans, Louisiana, and a Lincoln and a Mercury franchise in Pembroke Pines, Florida. Total cash consideration paid, net of cash received, of $16.3 million, included $4.2 million for related real estate and the incurrence of $5.9 million of inventory financing.

In 2008, we completed acquisitions of three luxury and two domestic franchises with expected annual revenues of $90.2 million. These franchises were located in California, Maryland and Texas. Total cash consideration paid, net of cash received, of $48.6 million, included $16.7 million for related real estate and the incurrence of $9.8 million of inventory financing.

In 2007, we completed acquisitions of 14 franchises with expected annual revenues of $702.4 million. These franchises were located in California, Georgia, Kansas, New York, South Carolina and the U.K. Total cash consideration paid, net of cash received, of $281.8 million, included $75.0 million for related real estate and the incurrence of $72.9 million of inventory financing.

We purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 20% to 25% of the annual revenue. Cash needed to complete our acquisitions came from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities and our Acquisition Line.

Purchase of Convertible Note Hedge.  In connection with the issuance of the 2.25% Notes in 2006, we purchased ten-year call options on our common stock (the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Notes, we have the right to purchase a total of approximately 4.8 million shares of our common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million. The cost of the Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.

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

The Purchased Option and Warrant transactions were designed to increase the conversion price per share of our common stock from $59.43 to $80.31 (a 50% premium to the closing price of our common stock on the date that the 2.25% Notes were priced to investors) and, therefore, mitigate the potential dilution of our common stock upon conversion of the 2.25% Notes, if any.

No shares of our common stock have been issued or received under the Purchased Options or the Warrants. Since the price of our common stock was less than $59.43 at December 31, 2009, the intrinsic value of both the Purchased Options and the Warrants, as expressed in shares of our common stock, was zero. Changes in the price of our common stock will impact the share settlement of the 2.25% Notes, the Purchased Options and the Warrants as illustrated below (shares in thousands):

	Net	Share Entitlement	Shares
	Shares Issuable	Under the	Issuable		Potential
Company	Under the 2.25%	Purchased	Under	Net Shares	EPS
Stock Price	Notes	Options	the Warrants	Issuable	Dilution
(Shares in thousands)

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

Stock Repurchases.  We generally fund our stock repurchases from excess cash. In August 2008, our Board of Directors authorized us to repurchase a number of shares equivalent to the shares issued pursuant to our employee stock purchase plan on a quarterly basis. The Board of Directors also authorized us to repurchase up to $20.0 million of additional common shares. Pursuant to this latter authorization, a total of 37,300 shares were repurchased during 2008, at an average price of $20.76 per share, or approximately $0.8 million. No share repurchases were made in 2009.

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

Dividends.  The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors. Provisions of our credit facilities and our senior subordinated notes require us to maintain certain financial ratios and limit the amount of disbursements we may make outside the ordinary course of business. These include limitations on the payment of cash dividends and on stock repurchases, which are limited to a percentage of cumulative net income. As of December 31, 2009, our 8.25% Notes were the most restrictive agreement with respect to such limits. This amount will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period. Our Revolving Credit Facility matures in 2012 and our 8.25% Notes mature in 2013.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
			(In thousands)

Floorplan notes payable	$535,499	$535,499	$—	$—	$—
Long-term debt obligations(1)	475,804	14,355	208,543	82,387	170,519
Estimated interest payments on floorplan notes payable(2)	4,968	4,968	—	—	—
Estimated interest payments on long-term debt obligations(3)	151,834	19,019	36,090	17,456	79,269
Operating leases	402,525	53,968	104,347	85,750	158,460
Interest rate risk management obligations	30,563	10,412	20,151	—	—
Purchase commitments(4)	14,402	8,073	6,329	—	—

Total	$1,615,595	$646,294	$375,460	$185,593	$408,248

(1)	Includes capital lease obligations and $17.3 million of outstanding letters of credit.
(2)	Estimated interest payments were calculated using the floorplan balance and weighted average interest rate at December 31, 2009, and the assumption that these liabilities would be settled within 60 days which approximates our weighted average inventory days outstanding.
(3)	Estimated interest payments on long-term debt obligations includes fixed rate interest on our 8.25% Senior Subordinated Notes due 2013, 2.25% Convertible Notes due 2036, variable rate interest on our Real Estate Mortage Facility due 2012, and the Acquisition Line of our Revolving Credit Facility due 2012, and commitment fees on credit facility.
(4)	Includes capital expenditures, IT commitments and other.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $30.5 million at December 31, 2009. Of the total obligation, $8.7 million of the remaining rental payment obligations are associated with facilities operated as a Chrysler or General Motor Brand dealership. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

Registration Statement.  We have a “well-known seasoned issuer” universal shelf registration statement, effective August 13, 2009, to register an indeterminate amount of debt or equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf for general corporate purposes, which may include repayment of debt, the financing of capital expenditures, future acquisitions and additions to our working capital. The Company has not issued any securities under this shelf registration statement to date.

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

As of December 31, 2009, the outstanding principal amount of our 2.25% Notes and 8.25% Notes, which is primarily all of our fixed rate debt, totaled $182.8 million and $74.6 million, respectively, and had a fair value of $143.5 million and $72.4 million respectively. The carrying amount of our 2.25% Notes and 8.25% Notes was $131.9 million and $73.3 million, respectively, at December 31, 2009.

At December 31, 2009, we had $535.5 million of variable-rate floorplan borrowings outstanding and $192.7 million of variable-rate mortgage facility borrowings outstanding. Based on the aggregate amount outstanding and before the impact of our interest rate swaps described below, a 100 basis point change in interest rates would result in an approximate $7.5 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis point increase would yield a net increase of $2.0 million.

We reflect interest assistance as a reduction of new vehicle inventory cost until the associated unit is sold. During the years ended December 31, 2009 and December 31, 2008, we recognized $20.0 million and $28.3 million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from approximately 49.9% to 87.0% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. As of December 31, 2009, we held interest rate swaps with aggregate notional amounts of $550.0 million that fixed our underlying LIBOR rate debt at a weighted average rate of 4.7%. Three of the hedge instruments expire December 15, 2010. At December 31, 2009, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive loss totaled $19.1 million. At December 31, 2008, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive loss totaled $27.9 million. At December 31, 2007, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive loss totaled $10.1 million. The decrease in net unrealized losses from 2008 to 2009 was primarily a result of the maturing of the hedge instruments. At December 31, 2009, 2008 and 2007, all of our derivative contracts were determined to be effective, and no material ineffective portion was recognized in income during the years then ended.

Foreign Currency Exchange Rates.  As of December 31, 2009, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates versus the U.S. Dollar would have resulted in an $11.3 million change to our revenues for the year ended December 31, 2009.

However, we do utilize foreign currency translation hedge contracts to minimize the impact of currency fluctuations related to intercompany loans between our U.K. and U.S. affiliates. The hedge contracts are executed with substantially identical terms and notional amounts to the underlying transactions. A 10% change in the Pound Sterling to U.S. dollar exchange rate would have resulted in a $1.8 million change in fair value of our foreign currency exchange derivative instrument as of December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2009, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S., and includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting. This report, dated February 12, 2010, appears on page 74.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.

We have audited Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Group 1 Automotive, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Group 1 Automotive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Group 1 Automotive, Inc. and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 12, 2010

Item 9B.  Other Information

None.

PART III

Pursuant to Instruction G to Form 10-K, we incorporate by reference into Items 10-14 below the information to be disclosed in our definitive proxy statement prepared in connection with the 2010 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2009.

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

(3) Index to Exhibits

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)

Exhibit
Number		Description

4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.14	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1	—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)

Exhibit
Number		Description

10.2	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.3	—	Second Amendment to Revolving Credit Agreement dated effective January 1, 2009, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10.4	—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007
10.5	—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10.6	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.7	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.8	—	Amendment No. 4 to Credit Agreement dated as of September 10, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.9	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.10	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.11	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13	—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.14	—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15	—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit
Number			Description

10.16		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.17		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.18		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.19		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.20		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10	.21*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.22*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “2009 Corporate Incentive Plan” in Item 5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10	.23*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.22 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
10	.24*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2008 (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10	.25*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009 (Incorporated by reference to Exhibit 10.23 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10	.26*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010
10	.27*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.28*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10	.29*	—	Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)
10	.30*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)
10	.31*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.32*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.33*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.34*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

Exhibit
Number			Description

10	.35*†	—	Form of Restricted Stock Agreement for Non-Employee Directors
10	.36*†	—	Form of Phantom Stock Agreement for Non-Employee Directors
10	.37*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.38*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.39*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.40*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.41*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.42*	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.43*	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.40 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.44*	—	Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10	.45*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.46*	—	Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)
10	.47*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.48*†	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz
10	.49*†	—	Group 1 Automotive, Inc. Corporate Aircraft Usage Policy
10	.50*	—	Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement (Incorporated by reference to the section titled “Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement” in Item 5.02 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 13461) filed November 16, 2009)
10	.51*	—	Letter Agreement by and between the Company and Randy L. Callison, effective December 31, 2008 (Incorporated by reference to Exhibit 10.46 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10	.52*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)

Exhibit
Number			Description

11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 7 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
21	.1†	—	Group 1 Automotive, Inc. Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of February, 2010.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 12th day of February, 2010.

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

Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 12, 2010

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands,
	except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,221	$23,144
Contracts-in-transit and vehicle receivables, net	86,500	102,834
Accounts and notes receivable, net	62,496	67,350
Inventories	596,743	845,944
Deferred income taxes	14,653	18,474
Prepaid expenses and other current assets	48,425	38,878

Total current assets	822,038	1,096,624

PROPERTY AND EQUIPMENT, net	475,828	514,891
GOODWILL	500,426	501,187
INTANGIBLE FRANCHISE RIGHTS	157,855	154,597
OTHER ASSETS	13,267	20,815

Total assets	$1,969,414	$2,288,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$420,319	$693,692
Floorplan notes payable — manufacturer affiliates	115,180	128,580
Current maturities of long-term debt	14,355	13,594
Current liabilities from interest rate risk management activities	10,412	—
Accounts payable	72,276	74,235
Accrued expenses	86,271	94,395

Total current liabilities	718,813	1,004,496

LONG-TERM DEBT, net of current maturities	444,141	536,723
DEFERRED INCOME TAXES	33,932	2,768
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	20,151	44,655
OTHER LIABILITIES	26,633	27,135
DEFERRED REVENUES	5,588	10,220
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,219 and 26,052 issued, respectively	262	261
Additional paid-in capital	346,055	351,405
Retained earnings	471,932	437,087
Accumulated other comprehensive loss	(26,256)	(38,109)
Treasury stock, at cost; 1,740 and 2,106 shares, respectively	(71,837)	(88,527)

Total stockholders’ equity	720,156	662,117

Total liabilities and stockholders’ equity	$1,969,414	$2,288,114

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$2,543,031	$3,392,888	$3,914,650
Used vehicle retail sales	970,614	1,090,559	1,132,413
Used vehicle wholesale sales	153,068	233,262	310,173
Parts and service sales	722,565	750,823	699,906
Finance, insurance and other, net	136,429	186,555	203,075

Total revenues	4,525,707	5,654,087	6,260,217
COST OF SALES:
New vehicle retail sales	2,388,797	3,178,132	3,652,328
Used vehicle retail sales	872,580	975,716	1,001,179
Used vehicle wholesale sales	150,764	237,604	313,768
Parts and service sales	337,729	346,974	318,475

Total cost of sales	3,749,870	4,738,426	5,285,750

GROSS PROFIT	775,837	915,661	974,467
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	621,048	739,430	758,877
DEPRECIATION AND AMORTIZATION EXPENSE	25,828	25,652	20,438
ASSET IMPAIRMENTS	20,887	163,023	16,784

INCOME (LOSS) FROM OPERATIONS	108,074	(12,444)	178,368
OTHER INCOME AND (EXPENSES):
Floorplan interest expense	(32,345)	(46,377)	(46,822)
Other interest expense, net	(29,075)	(36,783)	(30,068)
Gain (loss) on redemption of long-term debt	8,211	18,126	(1,598)
Other income (expense), net	(14)	302	560

INCOME (LOSS) BEFORE INCOME TAXES	54,851	(77,176)	100,440
INCOME TAX (PROVISION) BENEFIT	(20,006)	31,166	(35,893)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$34,845	$(46,010)	$64,547
DISCONTINUED OPERATIONS:
Loss related to discontinued operations	—	(3,481)	(1,714)
Income tax benefit related to losses on discontinued operations	—	1,478	582

Loss from discontinued operations	—	(2,003)	(1,132)

NET INCOME (LOSS)	$34,845	$(48,013)	$63,415

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$1.52	$(2.04)	$2.77
Loss per share from discontinued operations	—	(0.09)	(0.04)

Earnings (loss) per share	$1.52	$(2.13)	$2.73

Weighted average common shares outstanding	22,888	22,513	23,270
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share from continuing operations	$1.49	$(2.03)	$2.76
Loss per share from discontinued operations	—	(0.09)	(0.05)

Earnings (loss) per share	$1.49	$(2.12)	$2.71

Weighted average common shares outstanding	23,325	22,671	23,406
CASH DIVIDENDS PER COMMON SHARE	$—	$0.47	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	on Interest	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
	(In thousands)

BALANCE, December 31, 2006	25,165	$252	$356,290	$445,924	$797	$(206)	$—	$(48,396)	$754,661
Comprehensive income:
Net income	—	—	—	63,415	—	—	—	—	63,415
Interest rate swap adjustment, net of tax benefit of $6,549	—	—	—	—	(10,915)	—	—	—	(10,915)
Gain on investments, net of tax provision of $78	—	—	—	—	—	130	—	—	130
Unrealized gain on currency translation							634		634

Total comprehensive income									53,264
Purchases of treasury stock	—	—	—	—	—	—	—	(63,039)	(63,039)
Issuance of common and treasury shares to employee benefit plans	(232)	(2)	(8,761)	—	—	—	—	8,763	—
Proceeds from sales of common stock under employee benefit plans	214	2	5,036		—	—	—	—	5,038
Issuance of restricted stock	414	4	(4)	—	—	—	—	—	—
Forfeiture of restricted stock	(29)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	4,954	—	—	—	—	—	4,954
Tax effect from options exercised and the vesting of restricted shares	—	—	171	—	—	—	—	—	171
Cash dividends	—	—	—	(13,284)	—	—	—	—	(13,284)

BALANCE, December 31, 2007	25,532	255	357,687	496,055	(10,118)	(76)	634	(102,672)	741,765
Comprehensive income:
Net loss	—	—	—	(48,013)	—	—	—	—	(48,013)
Interest rate swap adjustment, net of tax benefit of $10,675	—	—	—	—	(17,791)	—	—	—	(17,791)
Loss on investments, net of tax benefit of $125	—	—	—	—	—	(209)	—	—	(209)
Unrealized loss on currency translation	—	—	—	—	—	—	(10,549)	—	(10,549)

Total comprehensive loss									(76,562)
Purchases of treasury stock	—	—	—	—	—	—	—	(776)	(776)
Issuance of common and treasury shares to employee benefit plans	(358)	(2)	(14,913)	—	—	—	—	14,625	(290)
Proceeds from sales of common stock under employee benefit plans	223	2	3,193	—	—	—	—	296	3,491
Issuance of restricted stock	736	7	(7)	—	—	—	—	—	—
Forfeiture of restricted stock	(81)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	6,523	—	—	—	—	—	6,523
Tax effect from options exercised and the vesting of restricted shares	—	—	(1,079)	—	—	—	—	—	(1,079)
Cash dividends	—	—	—	(10,955)	—	—	—	—	(10,955)

BALANCE, December 31, 2008	26,052	261	351,405	437,087	(27,909)	(285)	(9,915)	(88,527)	662,117
Comprehensive income:
Net income	—	—	—	34,845	—	—	—	—	34,845
Interest rate swap adjustment, net of tax provision of $5,284	—	—	—	—	8,807	—	—	—	8,807
Gain on investments, net of tax provision of $233	—	—	—	—	—	389	—	—	389
Unrealized gain on currency translation	—	—	—	—	—	—	2,657	—	2,657

Total comprehensive income									46,698
Equity component of 2.25% Convertible Note repurchase, net of tax provision of $155	—	—	(275)	—	—	—	—	—	(275)
Issuance of common and treasury shares to employee benefit plans	(388)	(4)	(17,639)	—	—	—	—	16,690	(953)
Proceeds from sales of common stock under employee benefit plans	184	2	3,490	—	—	—	—	—	3,492
Issuance of restricted stock	448	4	(4)	—	—	—	—	—	—
Forfeiture of restricted stock	(77)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	8,869	—	—	—	—	—	8,869
Tax effect from options exercised and the vesting of restricted shares	—	—	208	—	—	—	—	—	208

BALANCE, December 31, 2009	26,219	$262	$346,055	$471,932	$(19,102)	$104	$(7,258)	$(71,837)	$720,156

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,845	$(48,013)	$63,415
Net loss from discontinued operations	—	2,003	1,132
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	29,646	(28,359)	13,612
Depreciation and amortization	25,828	25,652	20,438
Asset Impairments	20,887	163,023	16,784
Stock-based compensation	8,869	6,523	4,954
(Gain) loss on redemption of long-term debt	(8,211)	(18,126)	1,598
Amortization of debt discount and issue costs	7,030	10,229	9,575
Tax (benefit) shortfall from stock-based compensation	(181)	1,099	(150)
Other	27	(605)	1,433
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	242,996	57,374	12,597
Contracts-in-transit and vehicle receivables	16,500	87,386	(4,394)
Accounts payable and accrued expenses	(16,481)	(38,847)	(10,155)
Floorplan notes payable — manufacturer affiliates	(14,145)	(41,083)	(106,312)
Accounts and notes receivable	10,851	10,106	(7,046)
Deferred revenues	(4,632)	(6,311)	(4,374)
Prepaid expenses and other assets	845	1,695	(2,110)

Net cash provided by operating activities, from continuing operations	354,674	183,746	10,997

Net cash used in operating activities, from discontinued operations	—	(13,373)	(3,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of franchises, property and equipment	30,257	25,234	32,708
Purchases of property and equipment	(21,560)	(142,834)	(146,498)
Cash paid in acquisitions, net of cash received	(16,332)	(48,602)	(281,834)
Other	3,638	1,490	2,658

Net cash used in investing activities, from continuing operations	(3,997)	(164,712)	(392,966)

Net cash provided by (used in) investing activities, from discontinued operations	—	23,051	(199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facility — Floorplan Line	(4,135,710)	(5,074,782)	(5,268,183)
Borrowings on credit facility — Floorplan Line	3,862,337	5,118,757	5,493,645
Repayments on credit facility — Acquisition Line	(139,000)	(245,000)	(35,000)
Borrowings on credit facility — Acquisition Line	89,000	160,000	170,000
Borrowings on mortgage facility	34,457	54,625	133,684
Principal payments on mortgage facility	(19,728)	(7,944)	(2,367)
Principal payments of long-term debt related to real estate loans	(34,572)	(2,758)	(641)
Borrowings of long-term debt related to real estate purchases	—	50,171	—
Redemption of other long-term debt	(20,859)	(52,761)	(36,865)
Principal payments of other long-term debt	(494)	(4,691)	(1,220)
Proceeds from issuance of common stock to benefit plans	3,492	3,201	5,038
Debt extinguishment costs related to real estate loans	(534)	—	—
Tax benefit (shortfall) from stock-based compensation	181	(1,099)	150
Dividends paid	—	(10,955)	(13,284)
Borrowings on other facilities for acquisitions	—	1,490	—
Repurchases of common stock, amounts based on settlement date	—	(776)	(63,039)
Debt issue costs	—	(365)	(3,630)
Repayments on other facilities for divestitures	—	—	(2,498)

Net cash provided by (used in) financing activities, from continuing operations	(361,430)	(12,887)	375,790

Net cash provided by (used in) financing activities, from discontinued operations	—	(21,103)	4,750

EFFECT OF EXCHANGE RATE CHANGES ON CASH	830	(5,826)	(33)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,923)	(11,104)	(5,092)
CASH AND CASH EQUIVALENTS, beginning of period	23,144	34,248	39,340

CASH AND CASH EQUIVALENTS, end of period	$13,221	$23,144	$34,248

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina, and Texas in the United States of America (the “U.S.”) and in the towns of Brighton, Hailsham and Worthing in the United Kingdom (the “U.K.”). Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, and sell vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”

As of December 31, 2009, the retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (41 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (43 dealerships in Kansas, Oklahoma, and Texas) and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team.

During 2009, both Chrysler LLC (“Chrysler”) and General Motors Corporation (“General Motors”) filed for protection under the bankruptcy laws of the U.S. At the time of the bankruptcy filings, the Company owned and operated eight Chrysler brand dealerships, all of which contain Chrysler, Jeep and Dodge franchises, and seven General Motors brand dealerships, five of which contain Chevrolet franchises only and two of which contain Buick, Pontiac and GMC franchises. Although both Chrysler and General Motors terminated a number of their dealer franchise agreements in conjunction with their respective bankruptcies and restructuring efforts, the Company has retained each of these franchises, with the exception of Pontiac which is being discontinued as a brand. While the comprehensive impact of the bankruptcies and subsequent business restructurings of Chrysler and General Motors on the Company will not be fully known for some time, the Company has continued to collect its receivables from both Chrysler and General Motors and did not experience a significant decline in the valuation of its vehicle and parts inventory through December 31, 2009. See Note 17 for discussion of the Company’s contractual commitments.

Also, during 2009, Chrysler Financial and GMAC, the financing subsidiaries of Chrysler and General Motors, respectively, separated from their manufacturer affiliates. As a result, GMAC continued to provide services to support the financing of General Motor vehicle purchases and assumed support from Chrysler Financial for the financing of Chrysler vehicle purchases. Prior to these events, the Company relied upon Chrysler Financial and GMAC to finance a portion of the new and used retail vehicle sales for its customers. The Company will continue to rely upon GMAC for these financing services. However, the operational and financial impact on the Company of the separation of Chrysler Financial and GMAC from their respective affiliated manufacturers and the assumption by GMAC of Chrysler Financial’s financing support is not predictable at this time, but could be adverse to the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Retrospective Application of Change in Accounting Principle

Effective January 1, 2009, the Financial Accounting Standards Board (the “FASB”) modified the accounting requirements for convertible debt instruments that may be settled in cash upon conversion, including the Company’s 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”). For convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity must separately account for the liability and equity

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of the instrument in a manner that reflects the issuer’s economic interest cost. The Company retrospectively restated all applicable prior year financial information to comply with this standard, including financial statements as of December 31, 2008, 2007, and 2006 and the years then ended, in its Current Report on Form 8-K filed August 11, 2009. The adoption of this standard for the 2.25% Notes required the equity component of the 2.25% Notes to be initially included in the paid-in-capital section of stockholders’ equity on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component of the 2.25% Notes, which is amortized as non-cash interest expense through 2016 (the date that the 2.25% Notes are first puttable to the Company). Historically reported amounts for other interest expense, gain on redemption of long-term debt, provision for income taxes, long-term debt, deferred tax liabilities, retained earnings and additional paid-in-capital were adjusted.

As of December 31, 2008, the retrospective application of this accounting change decreased long-term debt by $65.3 million, increased net deferred tax liabilities by $24.5 million, decreased retained earnings by $23.2 million and increased additional paid in capital by $64.0 million. For the years ended December 31, 2008 and 2007, income from continuing operations before income taxes decreased by $26.4 million and $7.3 million, net income decreased by $16.5 million and $4.5 million and diluted earnings per share decreased by $0.73 and $0.19 per share, respectively, as a result of this retrospective application. At the debt level outstanding as of December 31, 2009, the Company anticipates that the ongoing annual impact will be to increase non-cash interest expense and decrease income from continuing operations before income taxes by approximately $7.5 million. See Note 15 for further details regarding this accounting pronouncement and its impact on the Company.

Use of Estimates

The preparation of the Company’s financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The significant estimates made by management in the accompanying Consolidated Financial Statements relate to inventory market adjustments, reserves for future chargebacks on finance and vehicle service contract fees, self-insured property/casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation. However, actual results could differ from such estimates.

Basis of Presentation

All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated subsequent events through February 12, 2010, which represents the date the financial statements were issued.

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

The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, the Company receives fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, the Company earns volume incentive rebates and interest income on reserves, as well as participates in the underwriting profits of the products.

The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining estimates of future amounts which might be charged back would have changed the reserve at December 31, 2009, by $1.5 million.

The Company consolidates the operations of its reinsurance companies. The Company reinsures the credit life and accident and health insurance policies sold by its dealerships. All of the revenues and related direct costs from the sales of these policies are deferred and recognized over the life of the policies. During 2008, the Company terminated its offerings of credit life and accident and health insurance policies. Investment of the net assets of these companies are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are classified as available-for-sale and are carried at fair value. These investments, along with restricted cash that is not invested, are classified as other long-term assets in the accompanying Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. Included in other assets is $0.1 million of cash restricted for specific purposes. As of December 31, 2009 and 2008, cash and cash equivalents excludes $71.6 million and $44.9 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility, which is the Company’s primary vehicle for the short-term investment of excess cash.

Contracts-in-Transit and Vehicle Receivables

Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales. Also included are amounts receivable from vehicle wholesale sales.

Inventories

The Company carries new, used and demonstrator vehicle inventories, as well as parts and accessories inventories, at the lower of cost (determined on a first-in, first-out basis for parts and accessories) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2009 and 2008, inventory cost had been reduced by $3.3 million and $6.0 million, respectively, for interest

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assistance received from manufacturers. New vehicle cost of sales has been reduced by $20.0 million, $28.3 million and $37.2 million for interest assistance received related to vehicles sold for the years ended December 31, 2009, 2008 and 2007, respectively. The assistance has ranged from approximately 49.9% to 87.0% of the Company’s floorplan interest expense over the past three years.

As the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which Group 1 operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is mitigated, somewhat, by how quickly the Company turns this inventory. At December 31, 2009, the Company’s used vehicle days’ supply was 31 days.

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

The Company reviews long-lived assets for impairment whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. See Note 13 for additional details regarding the Company’s long-lived assets.

In addition, the Company holds real estate investments, primarily associated with non-operational dealership facilities, that qualify as held-for-sale assets. Upon the initial categorization of assets as held-for-sale, the Company adjusts the carrying value of the asset if an impairment exists, based upon an estimate of fair value that utilizes third-party appraisals and brokers’ opinions of value, and suspends depreciation of the asset.

Goodwill

Goodwill represents the excess, at the date of acquisition, of the purchase price of businesses acquired over the fair value of the net tangible and intangible assets acquired. The Company performs the annual impairment assessment of goodwill by reporting unit at the end of each calendar year using a fair-value based, two-step test. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator). As of December 31, 2009, the Company defined its reporting units as each of its three regions in the U.S. and the U.K.

The Company uses a combination of the discounted cash flow, or income, approach and the market approach to determine the fair value of the Company’s reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated weighted average cost of capital (or “WACC”). The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach as of December 31, 2009, the Company based its analysis on a slow recovery back to normalized levels of a seasonally

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted annual rate (or “SAAR”) of 15.0 million units by 2014. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pretax net income. Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. The Company has concluded that these valuation inputs qualify goodwill to be categorized within Level 3 of the FASB Accounting Standards Codification (“ASC”) Topic No. 820, “Fair Value of Measurements and Disclosures” (“ASC 820”)hierarchy framework in Note 16. If any one of the above assumptions change, in some cases insignificantly, or fails to materialize, the resulting decline in the estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit(s).

In evaluating goodwill for impairment, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company is then required to proceed to step two of the impairment test. The second step involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price of the business combination. This allocation could result in assigning value to intangible assets not previously recorded separately from goodwill prior to the adoption of guidance primarily codified within the ASC Topic No. 805, “Business Combinations” (“ASC 805”), which could result in less implied residual value assigned to goodwill (see discussion regarding franchise rights acquired prior to July 1, 2001, in “Intangible Franchise Rights” below). The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds the implied fair value, an impairment charge equal to the difference is recorded.

At December 31, 2009, 2008 and 2007, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (i.e., step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test. See Note 13 for additional details regarding the Company’s goodwill.

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2009 and 2008 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with guidance primarily codified within ASC Topic No. 350, “Intangibles-Goodwill and Other” (“ASC 350”), the Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred.

To test the carrying value of each individual franchise right for impairment, the Company uses a discounted cash flow based approach. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise right, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and future capital expenditure requirements, the Company calculates the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce. Accordingly, the Company has concluded that these valuation inputs qualify Intangible Franchise Rights to be categorized within Level 3 of the ASC 820 hierarchy framework in Note 16.

If any one of the above assumptions change or fails to materialize, the resulting decline in the intangible franchise rights’ estimated fair value could result in an additional impairment charge to the intangible franchise

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right associated with the applicable dealership. See Notes 10 and 13 for additional details regarding the Company’s intangible franchise rights.

Income Taxes

Currently, the Company operates in 15 different states in the U.S. and in the U.K., each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.

The Company follows the liability method of accounting for income taxes in accordance with ASC Topic No. 740, “Income Taxes” (“ASC 740”). Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the FASB clarified the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. This guidance prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements (see Note 9 for additional information). No cumulative adjustment was required to effect the adoption of this pronouncement.

The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. As it relates to net operating losses, a corresponding valuation allowance has been established to the extent that the Company has determined that net income attributable to certain states jurisdictions will not be sufficient to realize the benefit.

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2009 and 2008, the face value of the Company’s outstanding 8.25% Senior Subordinated Notes due 2013 (“8.25% Notes”) was $74.6 million. The 8.25% Notes had a carrying value, net of applicable discount, of $73.3 million and $73.0 million as of December 31, 2009 and 2008, respectively, and a fair value, based on quoted market prices, of $72.4 million and $48.9 million, respectively. Also, as of December 31, 2009 and 2008, the face value of the Company’s outstanding 2.25% Notes was $182.8 million and $224.5 million, respectively. The 2.25% Notes had a carrying value, net of applicable discount, of $131.9 million and $155.3 million, respectively, and a fair value, based on quoted market prices, of $143.5 million and $95.1 million as of December 31, 2009 and 2008, respectively. The Company’s derivative financial instruments are recorded at fair market value. See Notes 4 and 16 for further details regarding the Company’s derivative financial instruments and fair value measurements.

The Company maintains multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers acceptances, that have maturities of less than three months. Also within the trust accounts, the Company holds investments in debt instruments, such as government obligations and other fixed income securities. The Company accounts for investments in marketable securities and debt instruments under guidance primarily codified within ASC Topic No. 320, “Investments-Debt and Equity Securities” (“ASC 320”), which establishes standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. These investments

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are designated as available-for-sale, measured at fair value and classified as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. As these investments are fairly liquid, the Company believes its fair value techniques accurately reflect their market values and are subject to changes that are market driven and subject to demand and supply of the financial instrument markets. The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the ASC 820 hierarchy framework in Note 16. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the ASC 820 hierarchy framework in Note 16. The cost basis of the debt securities as of December 31, 2009 and 2008 was $5.6 million and $7.6 million, respectively.

Fair Value of Assets Acquired and Liabilities Assumed

The values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining attributable to goodwill, if any. The Company utilizes third-party experts to determine the fair values of property and equipment purchased.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the Pound Sterling. The financial statements of all the Company’s foreign subsidiaries have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity and other income and expense, when applicable.

Derivative Financial Instruments

One of the Company’s primary market risk exposures is increasing interest rates. Interest rate derivatives are used to adjust interest rate exposures when appropriate based on market conditions.

The Company follows the requirements of guidance primarily codified within ASC Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all derivative instruments on its balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense. All of the Company’s interest rate hedges were designated as cash flow hedges and are deemed to be highly effective at December 31, 2009, 2008 and 2007.

The Company measures interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of the Company’s derivative instruments. In measuring fair value, the option-pricing Black-Scholes present value technique is utilized for all of the Company’s derivative instruments. This option-pricing technique utilizes a LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Also included in the Company’s fair value

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate is a consideration of credit risk. Because the interest rate derivative instruments were in a liability position as of December 31, 2009, an estimate of the Company’s own credit risk was included in the fair value calculation, based upon the spread between the LIBOR yield curve and the yield of the Company’s publicly traded 8.25% Notes. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 16. The Company validates the outputs of its valuation technique by comparison to valuations from the respective counterparties.

Factory Incentives

In addition to the interest assistance discussed above, the Company receives various incentive payments from certain of the automobile manufacturers. These incentive payments are typically received on parts purchases from the automobile manufacturers and on new vehicle retail sales. These incentives are reflected as reductions of cost of sales in the statement of operations.

Advertising

The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007, totaled $36.6 million, $52.1 million and $57.9 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in accrued expenses on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $13.6 million, $16.7 million and $18.9 million for advertising assistance received related to vehicles sold for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the accrued expenses caption of the Consolidated Balance Sheets included $2.0 million and $3.7 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

Business and Credit Risk Concentrations

The Company owns and operates franchised automotive dealerships in the U.S. and in the U.K. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2009, Toyota (including Lexus, Scion and Toyota brands), Nissan (including Infiniti and Nissan brands), Honda (including Acura and Honda brands), BMW (including Mini and BMW brands), Ford (including Ford, Lincoln, Mercury, and Volvo brands), Mercedes-Benz (including Mercedes-Benz, Smart and Maybach brands), and Chrysler (including Chrysler, Dodge and Jeep brands) accounted for 36.6%, 12.8%, 12.6%, 9.8%, 8.7%, 5.9%, and 5.0% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 5.0% of the Company’s total new vehicle sales volume in 2009. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2009, the Company was due $36.2 million from various manufacturers (see Note 12). Receivable balances from Mercedes-Benz,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Toyota, Ford, BMW, General Motors, Nissan, Chrysler, and Honda represented 24.2%, 20.2%, 14.7%, 11.7%, 9.0%, 8.3%, 3.8% and 2.9%, respectively, of this total balance due from manufacturers.

Statements of Cash Flows

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing, the Company chooses which vehicles to finance and the funds flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to affiliated lenders participating in Group 1’s syndicated lending group) are presented within cash flows from operating activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under the revolving credit facility (including the cash flows from or to affiliated lenders participating in the facility) are presented within cash flows from financing activities.

Upon entering into a new financing arrangement with DaimlerChrysler Services North America LLC (or “DaimlerChrysler”) in December 2005 (or “DaimlerChrysler Facility”), the Company repaid $157.0 million of floorplan borrowings under the revolving credit facility with funds provided by this new facility. On February 28, 2007, the DaimlerChrysler Facility matured. The Company elected not to renew the DaimlerChrysler Facility and used available funds from the Company’s floorplan line of the Company’s revolving credit facility to pay off the outstanding balance of $112.1 million on the maturity date. These repayments are reflected as a use of cash within cash flows from operating activities and a source of cash within cash flows from financing activities for 2007.

Cash paid for interest was $67.1 million, $86.8 million and $85.4 million in 2009, 2008 and 2007, respectively. Cash refunded for income taxes in 2009 was $8.0 million, and cash paid for income taxes was $3.1 million and $18.6 million in 2008 and 2007, respectively.

Related-Party Transactions

From time to time, the Company has entered into transactions with related parties. Related parties include officers, directors, five percent or greater stockholders and other management personnel of the Company.

At times, the Company has purchased its stock from related parties. These transactions were completed at then current market prices.

Stock-Based Compensation

Stock-based compensation represents the expense related to stock-based awards granted to employees and directors. The Company measures stock-based compensation expense at grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recognized as a Selling, General and Administrative Expense in the accompanying Consolidated Statement of Operations.

Business Segment Information

The Company, through its operating companies, operates in the automotive retailing industry. All of the operating companies sell new and used vehicles, arrange financing, vehicle service, and insurance contracts, provide maintenance and repair services and sell replacement parts. The operating companies are similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. Additionally, the Company’s management evaluates performance and allocates resources based on the operating results of the individual operating companies. For the reasons discussed above, all of the operating companies represent one reportable segment under guidance issued by the FASB. Accordingly, the accompanying

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Financial Statements reflect the operating results of the Company’s reportable segment. By geographic area, the Company’s sales to external customers from its domestic operations for the year ended December 31, 2009 and 2008, were $4,401.3 million and $5,491.8 million, respectively, and from its foreign operations were $124.4 million and $162.3 million, respectively. The Company’s domestic long-lived assets other than goodwill, intangible assets and financial instruments as of December 31, 2009 and 2008, were $462.1 million and $531.3 million, respectively, and foreign long-lived assets other than financial instruments as of December 31, 2009 and 2008, were $21.6 million and $20.3 million, respectively.

Reclassifications

On June 30, 2008, the Company sold certain operations constituting its entire dealership holdings in one particular market that qualified for discontinued operations accounting and reporting treatment. In order to reflect these operations as discontinued, the necessary reclassifications have been made to the Company’s Consolidated Statements of Operations, as well as the Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Self-Insured Medical, Property and Casualty Reserves

The Company purchases insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self insured retentions.

The Company engages a third-party actuary to conduct a study of the exposures under the self-insured portion of its worker’s compensation and general liability insurance programs for all open policy years. This actuarial study is updated on an annual basis, and the appropriate adjustments are made to the accrual. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence the Company’s reserve for claims and its financial position, results of operations and cash flows. A 10% change in the actuarially determined loss rate per employee used in determining the Company’s estimate of future losses would have changed the reserve for these losses at December 31, 2009, by $0.6 million.

For workers’ compensation and general liability insurance policy years ended prior to October 31, 2005, this component of the Company’s insurance program included aggregate retention (stop loss) limits in addition to a per claim deductible limit (the “Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, the Company elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (the “No Stop Loss Plans”). The Company’s exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred.

The Company’s maximum potential exposure under all of the Stop Loss Plans originally totaled $42.9 million, before consideration of amounts previously paid or accruals recorded related to the Company’s loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totals $12.6 million at December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB released a single source of authoritative accounting guidance in the form of the ASC. The ASC is now the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective July 1, 2009, the ASC superseded all previously issued non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC are now considered non-authoritative. ASC Topic No. 105,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Generally Accepted Accounting Principles” (“ASC 105”) is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption by the Company during the third quarter of 2009 did not have a material impact on the Company’s financial position or results of operations.

3.	DISPOSITIONS AND ACQUISITIONS

During 2009, the Company completed acquisitions of one BMW dealership and two Hyundai franchises located in Alabama, Louisiana and Texas, respectively, and was awarded a Lincoln and a Mercury franchise which were added to one of its Ford dealerships located in Florida. Consideration paid for these acquisitions and related property totaled $16.3 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture and fixtures. The inventory was subsequently financed through borrowings under the Company’s Floorplan Line. During 2009, the Company disposed of two Chrysler Jeep Dodge dealerships in Texas including the related real estate, one Ford dealership in Florida including the related real estate and terminated one Volvo franchise in New York. Consideration received for these dispositions totaled $29.9 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balances. Subsequent to December 31, 2009, the Company disposed of real estate, which was the former location of a body shop in Texas.

During 2008, the Company completed acquisitions of one BMW Mini dealership in Maryland, one Chrysler and one Jeep franchise, that were added to its Dodge dealership in Texas, and real estate related to one dealership in California. The Company was also awarded a Smart franchise in 2008, which was added to its Mercedes-Benz dealership in California. Total cash consideration paid for these acquisitions and related property totaled $72.3 million. The Company also terminated two Volkswagen franchises in Kansas and South Carolina, one Ford franchise in Florida, and Buick Pontiac GMC franchises in Texas and sold one Cadillac franchise in Texas. Consideration received for these dispositions in 2008 totaled $5.1 million.

During 2007, the Company acquired four BMW/Mini and one BMW dealerships in South Carolina, Kansas and internationally in southeastern England, two Volkswagen dealerships in Kansas and South Carolina and three Mercedes-Benz dealerships in Georgia, California and New York. Total cash consideration paid for these acquisitions and related real estate totaled $264.0 million. The Company also terminated one Ford franchise in Louisiana, two Lincoln and Mercury franchises in Georgia, one Lotus franchise in Texas, two Mitsubishi franchises in Texas and California, one Suzuki franchise in California, one Dodge franchise in Massachusetts and sold one Chrysler dealership in Texas, one Cadillac dealership in Texas, one Ford dealership in Georgia and one Chrysler Jeep dealership in Texas. Consideration received for these dispositions totaled $12.2 million. See Note 11 for additional information regarding discontinued operations.

4.	DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

The periodic interest rates of the Revolving Credit Facility and the Mortgage Facility are indexed to 1-month LIBOR rates plus an associated company credit risk rate. In order to stabilize exposure related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the Revolving Credit Facility and the Mortgage Facility.

During the year ended December 31, 2009, the Company did not enter into any new interest rate swaps. As of December 31, 2009, the Company held interest rate swaps of $550.0 million in notional value that fixed its underlying LIBOR rate at a weighted average rate of 4.7%; as of December 31, 2008, the Company held interest rate swaps of $550.0 million in notional value that fixed its underlying LIBOR rate at a weighted average rate of 4.7%; and as of December 31, 2007, the Company held interest rate swaps of $475.0 million in notional value that fixed its underlying LIBOR rate at a weighted average rate of 4.9%. At December 31, 2009, 2008 and 2007, all of the Company’s derivative contracts were determined to be highly effective, and no material ineffective portion was recognized in income. Included in its Consolidated Balance Sheet as liabilities from interest rate risk management

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities, the fair value of the Company’s derivative financial instruments was $30.6 million, $44.7 million and $16.2 million as of December 31, 2009, 2008 and 2007, respectively. Three of the Company’s interest rate swaps with aggregate notional amounts of $250.0 million expire in December 2010. As such, the fair value of these instruments is classified as a current liability in the accompanying Consolidated Balance Sheet. Included in accumulated other comprehensive loss at December 31, 2009, 2008 and 2007, were unrealized losses, net of income taxes, totaling $19.1 million, $27.9 million and $10.1 million, respectively, related to these hedges. For the year ended December 31, 2009 and 2008, respectively, the impact of these interest rate hedges increased floorplan interest expense by $21.2 million and $9.8 million, and for the year ended December 31, 2007, decreased floorplan interest expensed by $1.1 million. Total floorplan interest expense was $32.3 million, $46.4 million and $46.8 million for the year ended December 31, 2009, 2008 and 2007, respectively.

The Company utilizes foreign currency hedge contracts to minimize the impact of currency fluctuations related to intercompany transactions between its U.K. and U.S. affiliates. The Company measures these foreign currency contracts utilizing an income approach, measuring the fair value of these contracts based upon the underlying transaction value at contracted exchange rates. The Company contracts an initial rate of borrowing offset by a forward rate of borrowing at the inception of the contract, upon which the present value totals are based. The hedge contracts are executed with identical maturity and notional amounts to the underlying transactions, which serves to minimize the income statement impact from fluctuations in the currency rates. The Company believes that the valuation measurement inputs of these hedge contracts are readily observable in the market and can be obtained from market sources or quotes for similar instruments in the market and as such has classified these contracts within Level 2 of the hierarchy framework as described in ASC 820. The Company has designated these transactions as fair value hedges with the fair value of the contract being presented as other assets or other liabilities within the Company’s Consolidated Balance Sheet. Ineffectiveness related to these contracts, if any, is recognized as other income or expense in the Company’s Consolidated Statement of Operations. See Note 16 for additional details regarding the fair value of these contracts on the Company’s Consolidated Balance Sheet.

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statement of Operations and Consolidated Balance Sheets. The Company had no material gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for the years ended December 31, 2009, 2008 or 2007, respectively.

Effect of Derivative Instruments on the Consolidated Balance Sheets

Derivatives in	Amount of Gain (Loss), Net of Tax
Cash Flow Hedging Relationship	Recognized in OCI on Derivative
	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Interest rate swap contracts	$8,807	$(17,791)	$(10,915)

Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified
from OCI into Statements of Operations	from OCI into Statements of Operations
	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Floorplan interest expense	$(21,155)	$(9,800)	$1,113
Other interest expense	(3,221)	—	—

The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $22.3 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	STOCK-BASED COMPENSATION PLANS

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

As amended in March 2007, the “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan,” (the “Incentive Plan”) reserves 6.5 million shares of common stock for grants of: (1) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) the exercise price of which may not be less than the fair market value of the common stock on the date of the grant and, (2) grant stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards at the market price at the date of grant to directors, officers and other employees of the Company and its subsidiaries. The Incentive Plan expires in March 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Under guidance issued by the FASB, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of December 31, 2009, there were 824,717 shares available under the Incentive Plan for future grants of these awards.

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

The following table summarizes the Company’s outstanding stock options as of December 31, 2009 and the changes during the year then ended:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise Price	Term	Value
				(In thousands)

Options outstanding, December 31, 2008	169,544	$29.00
Grants	—	—
Exercised	(36,550)	24.06
Forfeited	(10,100)	38.87

Options outstanding, December 31, 2009	122,894	29.61	2.9	$335

Options vested or expected to vest at December 31, 2009	125,149	29.61	2.9	$335

Options exercisable at December 31, 2009	122,154	$29.65	2.8	$333

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $0.2 million, $0.4 thousand and $0.7 million, respectively.

Restricted Stock Awards

In 2005, the Company began granting directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Incentive Plan. In November 2006, the Company began to grant certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant, but are subject to forfeiture provisions for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. Performance awards are considered outstanding at the date of grant, with forfeiture provisions that lapse based on time and the achievement of certain performance criteria established by the Company. In the event the employee terminates his or her employment with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

A summary of these awards as of December 31, 2009, and the changes during the year then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2008	1,242,960	$21.67
Granted	468,619	23.06
Vested	(240,997)	29.20
Forfeited	(63,700)	21.18

Nonvested at December 31, 2009	1,406,882	$20.71

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $4.7 million, $2.0 million and $2.0 million, respectively.

1998 Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. During May 2009, the Company’s stockholders approved an amendment to the Purchase Plan, increasing the total number of shares available for issuance under the Plan from 2.5 million to 3.5 million. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2009, there were 1,082,301 shares remaining in reserve for future issuance under the Purchase Plan. During the years ended December 31, 2009, 2008 and 2007, the Company issued 184,179, 222,916 and 148,675 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $6.78, $4.73 and $9.47 during the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $8.9 million, $6.5 million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $2.5 million, $1.7 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $22.7 million of total unrecognized compensation cost related to stock-based compensation arrangements, excluding performance-based awards. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2009, the compensation cost related to performance-based stock compensation arrangements that could be realized during 2010 and 2011 is $2.2 million.

Cash received from option exercises and Purchase Plan purchases was $3.5 million, $3.5 million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The tax benefit realized for the tax deductions from options exercises and vesting of restricted shares totaled a $0.2 million increase to additional paid in capital for both the years ended December 31, 2009 and 2007, respectively. Comparatively, the effect of tax deductions for options exercised and restricted stock vested was less than the associated book expense previously recognized which reduced additional paid in capital by $1.1 million for the year ended December 31, 2008.

Tax benefits relating to excess stock-based compensation deductions are presented as a financing cash inflow, so the Company classified $0.2 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the Consolidated Statements of Cash Flows for both the years ended December 31, 2009 and 2007, respectively. Comparatively, the Company classified $1.1 million as a decrease in financing activities and a corresponding increase in operating activities for the year ended December 31, 2008.

The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will use treasury shares if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EMPLOYEE SAVINGS PLANS

The Company has a deferred compensation plan to provide select employees and members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (the “Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2009 and 2008 were $15.9 million and $16.7 million, respectively, and are included in other liabilities in the accompanying Consolidated Balance Sheets.

The Company offers a 401(k) plan to all of its employees and, for the years ended December 31, 2008 and 2007, provided a matching contribution to those employees that participated. The matching contributions paid by the Company totaled $3.2 million and $3.9 million, respectively. During the fourth quarter of 2008, the Company indefinitely suspended its matching contribution and therefore, in 2009 no matching contributions were made.

7.	EARNINGS PER SHARE

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net income (loss) from:
Continuing operations, net of income taxes	$34,845	$(46,010)	$64,547
Discontinued operations, net of income taxes	—	(2,003)	(1,132)

Net income (loss)	$34,845	$(48,013)	$63,415

Weighted average basic shares outstanding	22,888	22,513	23,270
Dilutive effect of stock options, net of assumed repurchase of treasury stock	7	18	69
Dilutive effect of restricted stock and employee stock purchases, net of assumed repurchase of treasury stock	430	140	67

Weighted average diluted shares outstanding	23,325	22,671	23,406

Earnings (loss) per share from:
Basic:
Continuing operations, net of income taxes	$1.52	$(2.04)	$2.77
Discontinued operations, net of income taxes	—	(0.09)	(0.04)

Net income (loss)	$1.52	$(2.13)	$2.73

Diluted:
Continuing operations, net of income taxes	$1.49	$(2.03)	$2.76
Discontinued operations, net of income taxes	—	(0.09)	(0.05)

Net income (loss)	$1.49	$(2.12)	$2.71

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock — based awards were 0.3 million, 0.6 million and 0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As discussed in Note 15 below, if the 2.25% Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under the 2.25% Notes and the warrants sold in connection with the 2.25% Notes. Since the average price of the Company’s common stock for the year ended December 31, 2009, was less than $59.43, no net shares were issuable under the 2.25% Notes or the Warrants (as defined in Note 14).

8.	OPERATING LEASES

The Company leases various facilities and equipment under long-term operating lease agreements. The facility leases typically have a minimum term of fifteen years with options that extend the term up to an additional fifteen years.

Future minimum lease payments for non-cancellable operating leases as of December 31, 2009, are as follows (in thousands):

Year Ended December 31,	Total
(In thousands)

2010	$53,968
2011	52,779
2012	51,568
2013	46,679
2014	39,071
Thereafter	158,460

Total	$402,525

Total rent expense under all operating leases was $51.5 million, $52.3 million and $57.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense on related party leases, which is included in these rent expense amounts, totaled $3.0 million and $15.8 million for the years ended December 31, 2008 and 2007, respectively. There was no related party rent expense for the year ended December 31, 2009.

The Company did not enter into any sale-leaseback transactions during the year ended December 31, 2009. During 2008, the Company sold and leased back two facilities to unrelated third parties for an aggregate sales price of $17.9 million. These transactions have been accounted for as sale-leasebacks and the future minimum rentals are included in the above table. The future minimum lease payments in aggregate for the two leases total $21.0 million as of December 31, 2008. Both were determined to qualify for capital lease treatment. See Note 15 for further discussion.

During 2007, the Company sold and leased back two facilities to unrelated third parties for an aggregate sales price of $20.2 million. These transactions have been accounted for as sale-leasebacks and the future minimum rentals are included in the above table. The future minimum lease payments in aggregate for the two leases total $53.7 million as of December 31, 2008. Both were determined to qualify for capital lease treatment. See Note 15 for further discussion.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$53,545	$(76,107)	$98,007
Foreign	1,306	(1,069)	2,433

Total income (loss) before income taxes	$54,851	$(77,176)	$100,440

Federal and state income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Federal —
Current	$(10,575)	$10,338	$19,585
Deferred	27,375	(39,103)	13,290
State —
Current	471	547	1,537
Deferred	2,371	(2,618)	941
Foreign —
Current	465	—	332
Deferred	(101)	(330)	208

Provision (benefit) for income taxes	$20,006	$(31,166)	$35,893

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes in 2009, 2008 and 2007 as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Provision at the statutory rate	$18,741	$(26,637)	$34,302
Increase (decrease) resulting from —
State income tax, net of benefit for federal deduction	2,657	(4,828)	2,049
Foreign income taxes	364	(330)	540
Employment credits	(366)	(273)	(329)
Changes in valuation allowances	(538)	530	(465)
Stock-based compensation	134	257	317
Other	(986)	115	(521)

Provision (benefit) for income taxes	$20,006	$(31,166)	$35,893

During 2009, the Company recorded a tax provision of $20.0 million for income from continuing operations. Certain expenses for stock-based compensation recorded in 2009 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also recognized a benefit based on a tax election made during 2009. The Company provided valuation allowances with respect to certain state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items occurring in 2008 discussed below, the effective tax rate for the period ended December 31, 2009 decreased to 36.5%, as compared to 40.4% for the period ended December 31, 2008.

During 2008, the Company recorded a benefit of $31.2 million in respect of its loss from continuing operations, primarily due to the asset impairment charges recorded in 2008. This included a tax provision of $6.5 million relating to the $17.2 million gain recorded for the repurchase of a portion of the Company’s 2.25% Notes during the fourth quarter. Certain expenses for stock-based compensation recorded in 2008 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also provided valuation allowances with respect to certain state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2007 discussed below, the effective tax rate for the period ended December 31, 2008 increased to 40.4%, as compared to 35.7% for the period ended December 31, 2007.

During 2007, certain expenses for stock-based compensation recorded in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also received a benefit from certain tax deductible goodwill relating to dealership dispositions. As a result of these items, the effective tax rate for the period ended December 31, 2007 was 35.7%.

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2009	2008
	(In thousands)

Convertible note hedge	$17,824	$27,786
Discount on 2.25% Notes	(17,859)	(24,461)
Loss reserves and accruals	22,125	24,781
Goodwill and intangible franchise rights	(45,929)	(28,787)
Depreciation expense	(8,170)	(1,681)
State net operating loss (NOL) carryforwards	13,414	7,522
Interest rate swaps	11,461	16,745
Other	(1,132)	(228)

Deferred tax asset	(8,266)	21,677
Valuation allowance on state NOL’s	(11,013)	(5,971)

Net deferred tax asset (liability)	$(19,279)	$15,706

As of December 31, 2009, the Company had state net operating loss carryforwards of $192.0 million that will expire between 2010 and 2029; however, as the Company expects that net income will not be sufficient to realize these net operating losses in certain state jurisdictions, a valuation allowance has been established.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets —
Current	$18,476	$21,004
Long-term	63,119	67,574
Deferred tax liabilities —
Current	(3,823)	(2,530)
Long-term	(97,051)	(70,342)

Net deferred tax asset (liability)	$(19,279)	$15,706

The long-term deferred tax liabilities of $97.0 million included $0.1 million related to long-term foreign deferred tax liabilities as of December 31, 2009. The long-term deferred tax liabilities of $70.3 million included $0.2 million related to long-term foreign deferred tax liabilities as of December 31, 2008. The Company believes it is more likely than not, that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income.

The Company acquired six franchises located at three dealerships in the U.K. in March 2007. The Company has not provided for U.S. deferred taxes on $2.2 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries as the Company has taken the position under guidance issued by the FASB, that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

The Company is subject to income tax in U.S. federal and numerous state jurisdictions. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2005.

A reconciliation of the Company’s unrecognized tax benefits in 2009 and 2008 were as follows:

	2009	2008
	(In thousands)

Balance at January 1,	$—	$592
Additions for current year tax positions	—	—
Additions based on tax positions in prior years	—	—
Reductions for tax positions in prior years	—	—
Settlement with tax authorities	—	—
Reductions due to lapse of statutes of limitations	—	(592)

Balance at December 31,	$—	$—

The Company had no unrecognized tax benefits as of December 31, 2009 and 2008.

Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor accrue any interest for the years ended December 31, 2009 and 2008.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	ASSET IMPAIRMENTS

During 2009, the Company recorded the following impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	The Company entered into an amended lease agreement with one of its tenants that gave the third party the right to purchase the property at a pre-determined amount within a given timeframe. As such, the Company was required to impair the real estate to the value of the purchase option amount. Accordingly, the Company recognized a $2.0 million pre-tax impairment charge.

•	In the fourth quarter of 2008, the Company determined that certain of its real estate investments, primarily related to non-operational dealership facilities, qualified as held-for-sale assets. Accordingly, the Company reclassified real estate investments to current assets in the accompanying Consolidated Balance Sheet, after adjusting the carrying value to fair market value to the extent of any impairments. As a result of unanticipated events that adversely impacted real estate market conditions in 2009, the Company was unable to sell the real estate holdings during the year, as originally expected. And as such, the Company was required to adjust the respective carrying values to their estimated fair market values to the extent of any impairments, as determined by third-party appraisals and brokers’ opinions of value. Further, the Company identified additional real estate investments that qualified as held-for-sale assets in the fourth quarter of 2009. Accordingly, the Company recognized a $13.8 million pretax asset impairment charge.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $5.1 million in pretax asset impairment charges.

During the fourth quarter of 2009, the Company performed its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights. As a result, no impairment was identified.

During 2008, the Company recorded the following impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	In the third quarter of 2008, the Company determined that the economic conditions and resulting impact on the automotive retail industry, as well as the uncertainty surrounding the going concern of the domestic automobile manufacturers, indicated the potential for an impairment of its goodwill and other indefinite-lived intangible assets. In response to the identification of such triggering events, the Company performed an interim impairment assessment of its recorded values of goodwill and intangible franchise rights. As a result of such assessment, the Company determined that the fair values of certain indefinite-lived intangible franchise rights were less than their respective carrying values and recorded a pretax charge of $37.1 million, primarily related to its domestic brand franchises.

•	Further, during the third quarter of 2008, the Company identified potential impairment indicators relative to certain of its real estate holdings, primarily associated with domestic franchise terminations, and other equipment, after giving consideration to the likelihood that certain facilities would not be sold or used by a prospective buyer as an automobile dealership operation given market conditions. As a result, the Company performed an impairment assessment of these long-lived assets and determined that the respective carrying values exceeded their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of value. Accordingly, the Company recognized an $11.1 million pretax asset impairment charge.

•	During the fourth quarter of 2008, the Company performed its annual assessment of impairments relative to its goodwill and other indefinite-lived intangible assets, utilizing its valuation model, which consists of a blend between the market and income approaches. As a result, the Company identified additional impairments of its recorded value of intangible franchise rights, primarily attributable to the continued weakening of the U.S. economy, higher risk premiums, the negative impact of the economic recession on the automotive retail industry and the growing uncertainty surrounding the three domestic automobile manufacturers, all of which worsened between the third and fourth quarter assessments in 2008.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Specifically, with regards to the valuation assumptions utilized in the Company’s income approach, the Company increased WACC from the WACC utilized in its impairment assessment during the third quarter of 2008 and from historical levels. In addition, because of the negative selling trends experienced in the fourth quarter of 2008, the Company revised its 2009 industry sales outlook, or SAAR, down from its third quarter forecasts. The Company utilized historical data and previous recession trends to estimate the SAAR for 2010 and beyond. Further, with regards to the assumptions within its market approach, the Company utilized historical market multiples of guideline companies for both revenue and pretax net income. These multiples and the resulting product were adversely impacted by the declines in stock values during much of 2008, including the fourth quarter. As a result, the Company recognized a $114.8 million pretax impairment charge in the fourth quarter of 2008, predominantly related to franchises in its Western Region.

During 2007, the Company recorded the following impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	The Company performed its annual review of the fair value of its goodwill and indefinite-lived intangible assets. As a result of this assessment, the Company determined that the fair value of indefinite-lived intangible franchise rights related to six dealerships did not exceed their carrying values and impairment charges were required. Accordingly, the Company recorded $9.2 million of pretax impairment charges.

•	The Company reviews long-lived assets for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In connection with the Company’s sale of one of its dealership facilities in 2007, the Company recognized a $5.4 million pretax impairment charge, based upon the estimated fair market value as determined by a third-party appraisal. Further, primarily in connection with the disposal of several franchises during 2007, the Company determined that the fair value of certain fixed assets was less than their carrying values and impairment charges were required. Accordingly, the Company recorded $2.2 million of pretax impairment charges.

At December 31, 2009, 2008 and 2007, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test. However, if in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value as a result of step one for any or all of its reporting units, the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Additionally, if any of the Company’s assumptions change, or fails to materialize, the resulting decline in its estimated fair market value of goodwill and intangible franchise rights could result in a material impairment charge. However, if the Company’s assumptions regarding the risk-free rate used in its estimated WACC as of its 2009 assessment increased by 100 basis points, and all other assumptions remained constant, no non-cash franchise rights impairment charge would have resulted. In addition, none of the Company’s reporting units would have failed the step one impairment test for goodwill. Further, if the Company’s forecasted SAAR for 2014 and the terminal period that was used in the 2009 impairment assessment decreased approximately 1 million units, no non-cash franchise rights impairment charge would have resulted. And, again, none of the Company’s reporting units would have failed the step one impairment test for goodwill.

11.	DISCONTINUED OPERATIONS

On June 30, 2008, the Company sold three dealerships, with a total of seven franchises, in Albuquerque, New Mexico (the “Disposed Dealerships”), constituting the Company’s entire dealership holdings in that market. The disposal transaction resulted in a pretax loss of $0.7 million. The Disposed Dealerships are presented in the Company’s accompanying Consolidated Financial Statements as discontinued operations. Revenues, cost of sales,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating expenses and income taxes attributable to the Disposed Dealerships have been aggregated to a single line in the Company’s Consolidated Statement of Operations for all periods presented, as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues	$—	$49,192	$132,780
Loss on the sale of discontinued operations before income taxes	—	(3,481)	(1,714)
Income tax benefit	—	1,478	582

Net loss from discontinued operations	$—	$(2,003)	$(1,132)

The Company allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations.

12.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts and notes receivable consist of the following:

	December 31,
	2009	2008
	(In thousands)

Amounts due from manufacturers	$36,183	$36,139
Parts and service receivables	14,293	18,068
Finance and insurance receivables	10,025	12,293
Other	3,156	4,327

Total accounts and notes receivable	63,657	70,827
Less allowance for doubtful accounts	1,161	3,477

Accounts and notes receivable, net	$62,496	$67,350

Inventories consist of the following:

	December 31,
	2009	2008
	(In thousands)

New vehicles	$422,290	$683,014
Used vehicles	93,139	65,216
Rental vehicles	44,315	47,803
Parts, accessories and other	36,999	49,911

Inventories	$596,743	$845,944

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consist of the following:

	Estimated
	Useful Lives	December 31,
	in Years	2009	2008
		(In thousands)

Land	—	$155,623	$181,460
Buildings	30 to 40	236,261	226,166
Leasehold improvements	up to 30	72,346	70,850
Machinery and equipment	7 to 20	54,311	56,083
Furniture and fixtures	3 to 10	49,502	57,643
Company vehicles	3 to 5	9,808	10,945
Construction in progress		6,505	17,871

Total		584,356	621,018
Less accumulated depreciation and amortization		108,528	106,127

Property and equipment, net		$475,828	$514,891

During 2009, the Company acquired $4.6 million of fixed assets associated with dealership acquisitions, including $1.5 million for land and $2.7 million for buildings. In addition to these acquisitions, the Company purchased $21.6 million of property and equipment, none of which included land or existing buildings. During 2009, the Company disposed of $16.1 million of fixed assets associated with dealership disposals, including $14.7 million for land and buildings.

During 2008, the Company acquired $16.9 million of fixed assets associated with dealership acquisitions, including $11.7 million for land and $5.0 million for buildings. In addition to these acquisitions, the Company purchased $142.8 million of property and equipment, including $90.0 million for land and existing buildings. During 2008, the Company disposed of $1.8 million of fixed assets associated with dealership disposals, none of which related to land and buildings.

Depreciation and amortization expense totaled $25.8 million, $25.7 million, and $20.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INTANGIBLE FRANCHISE RIGHTS AND GOODWILL

The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible
	Franchise Rights	Goodwill
	(In thousands)

Balance, December 31, 2007	$300,470	$486,775
Additions through acquisitions	6,836	15,807
Disposals	—	(765)
Impairments	(151,849)	—
Currency Translation	(860)	(1,450)
Tax adjustments	—	820

Balance, December 31, 2008	154,597	501,187
Additions through acquisitions	3,079	723
Disposals	—	(1,754)
Impairments	—	—
Currency Translation	179	451
Tax adjustments	—	(181)

Balance, December 31, 2009	$157,855	$500,426

The decrease in goodwill in 2009 is primarily related to the goodwill associated with the disposition of one franchise located in Florida and six franchises located in Texas. The decrease in goodwill was partially offset by the acquisition of two franchises located in Texas and in Alabama and increases related to the impact from currency translation adjustments related to Group 1’s dealerships located in the U.K. The increase in goodwill in 2008 is primarily related to the goodwill associated with the acquisition of two franchises located in Annapolis, Maryland. The increase in goodwill was partially offset by reductions primarily related to the impact from currency translation adjustments related to the Company’s dealerships located in the U.K.

The increase in the Company’s intangible franchise rights in 2009 is primarily related to the acquisition of three franchises in Alabama, Louisiana and Texas. The decrease in the Company’s intangible franchise rights in 2008 is primarily related to impairment charges incurred during the year reflecting the downturn in the markets and economy in which certain of the Company’s dealerships operate, increased risk premiums, as well as concern about the domestic manufacturers’ viability. This decrease was partially offset by an increase in intangible franchise rights primarily due to the acquisition discussed above. See Note 10 for further details regarding impairment charges incurred in 2008.

14.	CREDIT FACILITIES

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

	December 31,
	2009	2008
	(In thousands)

Floorplan notes payable — credit facility
New vehicles	$409,162	$668,998
Used vehicles	72,968	56,196
Rental vehicles	9,762	13,357
Floorplan offset	(71,573)	(44,859)

Total	$420,319	$693,692

Floorplan notes payable — manufacturer affiliates
FMCC Facility	$74,553	$88,656
Other and rental vehicles	40,627	39,924

Total	$115,180	$128,580

Revolving Credit Facility

The Revolving Credit Facility expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 225 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The first $37.5 million of available funds on the Acquisition Line carry a 0.20% per annum commitment fee, while the balance of the available funds carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility.

After considering outstanding balances of $420.3 million at December 31, 2009, and $693.7 million at December 31, 2008, the Company had $579.7 million and $306.3 million of available floorplan capacity under the Floorplan Line, respectively. Included in the $579.7 million and $306.3 million available balance under the Floorplan Line is $71.6 million and $44.9 million of immediately available funds, respectively. The weighted average interest rate on the Floorplan Line was 1.1%, 1.4% and 5.6% as of December 31, 2009, 2008 and 2007, respectively, excluding the impact of the Company’s interest rate swaps. The amount of available borrowings under the Acquisition Line may be limited from time to time based upon certain debt covenants. After considering $17.3 million of outstanding letters of credit for 2009 and 2008, and other factors included in the Company’s available borrowing base calculation, there was $158.2 million and $106.0 million of available borrowing capacity under the Acquisition Line as of December 31, 2009 and 2008, respectively. The interest rate on the Acquisition Line was 2.5%, 2.4% and 6.6% as of December 31, 2009, 2008 and 2007, respectively.

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

As of December 31, 2009 and 2008, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. In January 2009, the Company amended the Revolving Credit Facility to, among other things, exclude the impact of the changes to the accounting requirements for convertible debt instruments that may be settled in cash upon conversion made by the FASB in January (see Note 2) from all covenant calculations.

Ford Motor Company Credit Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. During June 2009, the Company amended its FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of December 31, 2009 and 2008, the Company had an outstanding balance of $74.6 million and $88.7 million, with an available floorplan capacity of $75.4 million and $211.3 million, respectively. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of December 31, 2009, 2008 and 2007, the interest rate on the FMCC Facility was 5.5%, 5.5% and 8.3%, respectively, before considering the applicable incentives.

Real Estate Credit Facility

The Company has a real estate credit facility (the “Mortgage Facility”) with Bank of America, N.A. that matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions. The proceeds of the Mortgage Facility are used for acquisitions of real property associated with the Company’s dealerships and other operations. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate plus 0.50%. The interest rate of the Mortgage Facility as of December 31, 2009, 2008 and 2007 was 1.3%, 1.5% and 5.7%, respectively, excluding the impact of the Company’s interest rate swaps. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required for each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which $0.7 million has been amortized as of December 31, 2009.

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

During the year ended December 31, 2009, the Company paid down $9.3 million in regular principal payments against the Mortgage Facility, plus an additional $10.4 million from the proceeds of a Ford dealership disposition in March 2009. During 2009, the Company utilized $27.9 million of borrowings on the Mortgage Facility to refinance the Company’s March 2008 and June 2008 real estate loans and an additional $5.2 million to purchase dealership related real estate. See Note 15 for further details related to the payment of the March 2008 and June 2008 Real Estate Loans. As of December 31, 2009, borrowings under the facility totaled $192.7 million, with $10.5 million recorded as a Current Maturity of Long-Term Debt in the accompanying Consolidated Balance Sheet and available borrowings from the Mortgage Facility totaled $42.3 million. As of December 31, 2008, borrowings under the facility totaled $178.0 million, with $9.4 million recorded as a Current Maturity of Long-Term Debt in the accompanying Consolidated Balance Sheet and available borrowings from the Mortgage Facility totaled $57.0 million. In January 2008, the Company purchased the real estate associated with four of its existing dealership operations, financing the majority of the transactions through Mortgage Facility borrowings of $43.3 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of December 31, 2009, the Company was in compliance with all applicable covenants and ratios under the Mortgage Facility.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for financing of the new, used and rental vehicle inventories of its U.K. operations. This facility bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2009, the interest rate charged for borrowings under this facility ranged from 1.1% to 4.5%

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts in 2010. As of December 31, 2009, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 1.1% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

2.25% Convertible Senior Notes due 2036 (principal of $182,753 and $224,500, respectively)	$131,932	$155,333
8.25% Senior Subordinated Notes due 2013 (principal of $74,600)	73,267	72,962
Mortgage Facility (see Note 14)	192,727	177,998
Other Real Estate Related and Long-Term Debt	21,166	52,965
Capital lease obligations related to real estate, maturing in varying amounts through April 2023 with a weighted average interest rate of 3.3%	39,404	41,059
Acquisition Line (see Note 14)	—	50,000

	458,496	550,317
Less current maturities	14,355	13,594

	$444,141	$536,723

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

The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of the Company’s Credit Facility, which may be re-borrowed; to repurchase 933,800 shares of the Company’s common stock for $50.0 million; and to pay the approximate $35.7 million net cost of the purchased options and warrant transactions described below. Underwriter’s fees, recorded as a reduction of the 2.25% Notes balance, totaled $6.4 million and are being amortized over a period of ten years (the point at which the holders can first require the Company to redeem the 2.25% Notes). The amount to be amortized each period is calculated using the effective interest method. Debt issue costs, recorded in Other Assets on the Consolidated Balance Sheets, totaled $0.3 million and are also being amortized over a period of ten years using the effective interest method.

The 2.25% Notes rank equal in right of payment to all of the Company’s other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of the Company’s subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of the Company’s subsidiaries.

In connection with the issuance of the 2.25% Notes, the Company purchased ten-year call options on its common stock (the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to purchase a total of approximately 4.8 million shares of its common stock at a purchase price of $59.43 per share. The total cost of the Purchased Options was $116.3 million, which was recorded as a reduction to additional paid-in capital in 2006, in accordance with guidance primarily codified within ASC 815. The cost of the Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2.25% Notes (ten years); therefore, the Company established a deferred tax asset, with a corresponding increase to additional paid-in capital in 2006.

In addition to the purchase of the Purchased Options, the Company sold warrants in separate transactions (the “Warrants”). These Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The Warrants are exercisable for a maximum of 4.8 million shares of the Company’s common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions, including the failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the warrants is 9.7 million shares. On exercise of the Warrants, the Company will settle the difference between the then market price and the strike price of the Warrants in shares of its Common Stock. The proceeds from the sale of the Warrants were $80.6 million, which were recorded as an increase to additional paid-in capital in 2006, in accordance with ASC 815.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 815, future changes in the Company’s share price will have no effect on the carrying value of the Purchased Options or the Warrants. The Purchased Options and the Warrants are subject to early expiration upon the occurrence of certain events that may or may not be within the Company’s control. Should there be an early termination of the Purchased Options or the Warrants prior to the conversion of the 2.25% Notes from an event outside of the Company’s control, the amount of shares potentially due to or due from the Company under the Purchased Options or the Warrants will be based solely on the Company’s common stock price, and the amount of time remaining on the Purchased Options or the Warrants and will be settled in shares of the Company’s common stock. The Purchased Option and Warrant transactions were designed to increase the conversion price per share of the Company’s common stock from $59.43 to $80.31 (a 50% premium to the closing price of the Company’s common stock on the date that the 2.25% Notes were priced to investors) and, therefore, mitigate the potential dilution of the Company’s common stock upon conversion of the 2.25% Notes, if any.

For dilutive earnings per share calculations, the Company will be required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the Warrants. Since the average price of the Company’s common stock from the date of issuance through December 31, 2009, was less than $59.43, no net shares were issuable under the 2.25% Notes and the Warrants. Although the Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, such shares are excluded from Group 1’s dilutive shares outstanding as the impact would be anti-dilutive.

On September 1, 2006, the Company registered the 2.25% Notes and the issuance by the Company of the maximum number of shares which may be issued upon the conversion of the 2.25% Notes (4.8 million common shares) on a Form S-3 Registration Statement filed with the Securities and Exchange Commission in accordance with The Securities Act of 1933.

During the year ended December 31, 2009, the Company repurchased $41.7 million par value of the 2.25% Notes for $20.9 million in cash and realized a net gain of $8.7 million which is included in the Consolidated Statements of Operations. In conjunction with the repurchases, $12.6 million of unamortized discount, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options acquired at the time the repurchased 2.25% Notes were issued, $13.4 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the Company’s tax gain. Accordingly, the Company recorded a proportionate reduction in its deferred tax assets. In conjunction with these repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes.

During 2008, the Company repurchased $63.0 million par value of the Company’s outstanding 2.25% Notes and realized a net gain on redemption of $17.2 million.

As discussed in Note 2, on January 1, 2009, the Company adopted and retrospectively applied recently issued accounting guidance, which requires an entity to separately account for the liability and equity component of a convertible debt instrument in a manner that reflects the issuer’s economic interest cost.

The Company determined the fair value of a non-convertible debt instrument using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.8% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten year term for the assessment of the fair value of its convertible debt. As of December 31,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, December 31, 2008 and June 26, 2006 (the date of issuance of the 2.25% Notes), the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	December 31,	December 31,	June 26,
	2009	2008	2006
	(Dollars in thousands)

Carrying amount of equity component	$65,270	$65,545	$65,545
Allocated underwriter fees, net of taxes	(1,475)	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)	(58)

Total net equity component	$63,737	$64,012	$64,012

Deferred income tax component	$18,037	$24,461	$38,408

Principal amount of 2.25% Notes	$182,753	$224,500	$287,500
Unamortized discount	(48,905)	(66,561)	(104,873)
Unamortized underwriter fees	(1,916)	(2,606)	(4,109)

Net carrying amount of liability component	$131,932	$155,333	$178,518

Net impact of ASC 470 on retained earnings	$(33,783)	$(23,249)	$—

Effective interest rate of liability component	7.7%	7.8%	7.8%
Year-to-date contractual interest expense	$4,367	$6,311	$—
Year-to-date discount amortization(1)	$5,391	$7,868	$—
Unamortized debt issuance cost	$76	$104	$163

(1)	Represents the incremental discount amortization as a result of the adoption of the accounting for convertible debt which became effective Janaury 1, 2009 as primarily codified in ASC Topic No. 470, “Debt” (“ASC 470”).

8.25% Senior Subordinated Notes

During August 2003, the Company issued 8.25% senior Notes with a face amount of $150.0 million. The 8.25% Notes pay interest semi-annually on February 15 and August 15 each year, beginning February 15, 2004. Including the effects of discount and issue cost amortization, the effective interest rate is approximately 8.9%. The 8.25% Notes have the following redemption provisions:

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

Group 1 Automotive, Inc. (the parent company) has no independent assets or operations and the 8.25% Notes are jointly, severally, fully, and unconditionally guaranteed, on an unsecured senior subordinated basis, by all subsidiaries of the Company, other than certain foreign subsidiaries (the “Subsidiary Guarantors”). All of the Subsidiary Guarantors are wholly-owned subsidiaries of the Company (see Note 19, “Condensed Consolidating Financial Information”). Additionally, the 8.25% Notes are subject to various financial and other covenants, including restrictions on paying cash dividends and repurchasing shares of its common stock, which must be maintained by the Company. As of December 31, 2009, the Company was in compliance with these covenants and was limited to $19.5 million of future dividends or share repurchases, before consideration of additional amounts that may become available in the future based on a percentage of net income and future equity issuances.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the time of the issuance of the 8.25% Notes, the Company incurred certain costs, which are included as deferred financing costs in Other Assets on the accompanying Consolidated Balance Sheets. Unamortized deferred financing costs at December 31, 2009 and 2008, totaled $0.2 million and $0.2 million, respectively. The 8.25% Notes are presented net of unamortized discount of $1.3 million and $1.6 million as of December 31, 2009 and 2008, respectively.

During 2009, the Company did not repurchase any of its 8.25% Notes. During 2008, the Company repurchased $28.3 million par value of the 8.25% Notes and realized a net gain on redemption of $0.9 million.

Real Estate Notes

In March 2008, the Company executed a series of four note agreements with a third-party financial institution for an aggregate principal of $18.6 million (the “March 2008 Real Estate Notes”), of which one was scheduled to mature in May 2010, and the remaining three were scheduled to mature in June 2010. The March 2008 Real Estate Notes pay interest monthly at various rates ranging from approximately 5.2% to 7.0%. The proceeds from the March 2008 Real Estate Notes were utilized to facilitate the acquisition of a dealership-related building and the associated land. In April 2009, the Company repaid $3.1 million of the then outstanding balance and refinanced the remaining $14.7 million through borrowings under the Mortgage Facility.

In June 2008, the Company executed a bridge loan agreement with a third-party financial institution for an aggregate principal of $15.0 million (the “June 2008 Real Estate Note”) that was scheduled to mature in September 2008. The June 2008 Real Estate Note accrued interest monthly at an annual rate equal to LIBOR plus 1.5%. The proceeds from the June 2008 Real Estate Note were utilized to facilitate the acquisition of a dealership-related building and the associated land. In July 2008, the Company renegotiated the terms of the June 2008 Real Estate Note to extend the maturity date to July 2010 and amend the annual interest rate to LIBOR plus 1.65%. In April 2009, the Company repaid $1.0 million of the then outstanding balance and refinanced the remaining $13.2 million through borrowings under the Mortgage Facility.

In conjunction with the refinancing of the March 2008 and June 2008 Real Estate Notes, the Company recognized an aggregate prepayment penalty of $0.5 million.

In October 2008, the Company executed a note agreement with a third-party financial institution for an aggregate principal amount of £10.0 million (the “Foreign Note”), which is secured by the Company’s foreign subsidiary properties. The Foreign Note is to be repaid in monthly installments beginning in March 2010 and matures in August 2018. Interest is payable on the outstanding balance at an annual rate of 1.0% plus the higher of the three-month Sterling BBA Libor rate or 4.0% per year.

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

Acquisition Line

During the year ended December 31, 2009, the Company repaid a net $50.0 million of the outstanding borrowings under its Acquisition Line, representing the entire amount outstanding at December 31, 2008.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All Long-Term Debt

Total interest expense on the 2.25% Notes and the 8.25% Notes for the years ended December 31, 2009, 2008 and 2007 was $10.5 million, $13.4 million and $16.9 million, excluding amortization cost of $5.9 million, $8.8 million and $8.4 million, respectively.

Total interest expense on the Mortgage Facility and Acquisition Line for the years ended December 31, 2009, 2008 and 2007, was $4.3 million, $10.2 million and $6.3 million, excluding amortization cost of $0.6 million, $0.6 million and $0.4 million, respectively. Also excluded is the impact of the interest rate derivative instruments related to the Mortgage Facility of $3.2 million for the year ended December 31, 2009.

In addition, the Company incurred $4.8 million, $4.8 million and $1.8 million of total interest expense related to capital leases and other various notes payable for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company capitalized $0.2 million, $1.0 million, and $2.0 million of interest on construction projects in 2009, 2008 and 2007, respectively.

The aggregate annual maturities of long-term debt for the next five years are as follows (in thousands):

2010	$14,355
2011	14,928
2012	176,307
2013	77,846
2014	4,541
Thereafter	170,519

$458,496

16.	FAIR VALUE MEASUREMENTS

Guidance primarily codified within ASC 820, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. ASC 820 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified investments in marketable securities, debt instruments, interest

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate financial and foreign currency exchange derivative instruments, goodwill, intangible franchise rights and held-for-sale assets as having met such criteria. The respective fair values as of December 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Marketable securities	$751	$—	$—	$751
Debt securities	—	5,746	—	5,746
Assets held-for-sale	—	30,360	—	30,360
Goodwill	—	—	500,426	500,426
Intangible franchise rights	—	—	157,855	157,855

Total	$751	$36,106	$658,281	$695,138

Liabilities
Foreign currency exchange derivative	$—	$374	$—	$374
Interest rate derivative financial instruments	—	30,563	—	30,563

Total	$—	$30,937	$—	$30,937

17.	COMMITMENTS AND CONTINGENCIES

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

Until 2007, the Company’s dealerships sold credit insurance policies to its vehicle customers and received payments for these services through relationships with insurance companies. Allegations have been made against these insurance companies with which the Company did business that the insurance companies lacked adequate monitoring processes and, as a result, failed to remit to policyholders the appropriate amount of unearned premiums when the policy was cancelled in conjunction with early payoffs of the associated loan balance. Some of the Company’s dealerships have received notice from these insurance companies advising that they have entered into settlement agreements and indicating that the insurance companies expect the dealerships to return commissions on the dealerships’ portion of the premiums that are required to be refunded to customers. To date, the Company has settled claims relative to its contractual obligations with the insurance companies for an aggregate of $2.5 million. The commissions received on the sale of credit insurance products are deferred and recognized as revenue over the life of the policies, in accordance with ASC Topic No. 944, “Financial Services-Insurance” (“ASC 944”). As such, a portion of the payouts was offset against deferred revenue, while the remainder was recognized as a finance and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance chargeback expense. The Company believes that it has resolved all such matters as of the date hereof, and has no other claims or demands for its dealerships to return, refund or repay such commissions. While the Company cannot be certain whether future claims will be made, it has no reason to believe amounts, if any, would be material.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are $30.5 million at December 31, 2009. Of the total obligation, $8.7 million of the remaining rental payment obligations are associated with facilities operated as a Chrysler or General Motor Brand dealership. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMPREHENSIVE INCOME (LOSS)

The following table provides a reconciliation of net income to comprehensive income for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net income (loss)	$34,845	$(48,013)	$63,415
Other comprehensive income:
Change in fair value of interest rate derivatives	8,807	(17,791)	(10,915)
Unrealized gain (loss) on investments	389	(209)	130
Gain (loss) on currency translations	2,657	(10,549)	634

Total comprehensive income (loss)	$46,698	$(76,562)	$53,264

19.	CONDENSED CONDSOLIDATING FINANCIAL INFORMATION

The following tables include Condensed Consolidating Balance Sheets as of December 31, 2009 and 2008, and the related Condensed Consolidating Statement of Operations, Stockholders’ Equity, and Cash Flows for the three years in the period ended December 31, 2009 for Group 1’s (as issuer of the 8.25% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,221	$—	$—	$10,969	$2,252
Accounts and other receivables, net	148,996	—	—	145,426	3,570
Inventories	596,743	—	—	586,539	10,204
Deferred and other current assets	63,078	—	—	50,516	12,562

Total current assets	822,038	—	—	793,450	28,588
PROPERTY AND EQUIPMENT, net	475,828	—	—	454,257	21,571
GOODWILL AND INTANGIBLE FRANCHISE RIGHTS	658,281	—	—	651,388	6,893
INVESTMENT IN SUBSIDIARIES	—	(926,297)	926,297	—	—
OTHER ASSETS	13,267	—	—	5,595	7,672

Total assets	$1,969,414	$(926,297)	$926,297	$1,904,690	$64,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$420,319	$—	$—	$420,319	$—
Floorplan notes payable — manufacturer affiliates	115,180	—	—	110,617	4,563
Current maturities of long-term debt	14,355	—	—	12,898	1,457
Current maturities of interest rate swap liabilities	10,412	—	—	10,412	—
Accounts payable	72,276	—	—	64,989	7,287
Intercompany accounts payable	—	—	179,885	(162,161)	(17,724)
Accrued expenses	86,271	—	—	84,725	1,546

Total current liabilities	718,813	—	179,885	541,799	(2,871)
LONG TERM DEBT, net of current maturities	444,141	—	—	429,620	14,521
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	20,151	—	—	20,151	—
DEFERRED AND OTHER LIABILITIES	60,565	—	—	59,164	1,401
DEFERRED REVENUES	5,588	—	—	1,229	4,359
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	720,156	(926,297)	746,412	852,727	47,314

Total liabilities and stockholders’ equity	$1,969,414	$(926,297)	$926,297	$1,904,690	$64,724

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2009

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenue	$4,525,707	$—	$—	$4,401,587	$124,120
Cost of Sales	3,749,870	—	—	3,643,611	106,259

Gross profit	775,837	—	—	757,976	17,861
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	621,048	—	3,639	602,617	14,792
DEPRECIATION AND AMORTIZATION EXPENSE	25,828	—	—	24,677	1,151
ASSET IMPAIRMENTS	20,887	—	2,844	18,043	—

INCOME (LOSS) FROM OPERATIONS	108,074	—	(6,483)	112,639	1,918
OTHER INCOME (EXPENSE)
Floorplan interest expense	(32,345)	—	—	(31,897)	(448)
Other interest expense, net	(29,075)	—	—	(28,612)	(463)
Gain on redemption of long-term debt	8,211	—	—	8,211	—
Other income (expense), net	(14)	—	—	(13)	(1)
Equity in earnings of subsidiaries	—	(41,328)	41,328	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	54,851	(41,328)	34,845	60,328	1,006
INCOME TAX (PROVISION) BENEFIT	(20,006)	—	—	(19,748)	(258)

INCOME (LOSS) FROM CONTINUING OPERATIONS	34,845	(41,328)	34,845	40,580	748

NET INCOME (LOSS)	$34,845	$(41,328)	$34,845	$40,580	$748

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — (Continued)
Year Ended December 31, 2008

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenue	$5,654,087	$—	$—	$5,490,885	$163,202
Cost of Sales	4,738,426	—	—	4,596,663	141,763

Gross profit	915,661	—	—	894,222	21,439
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	739,430	—	3,037	718,076	18,317
DEPRECIATION AND AMORTIZATION EXPENSE	25,652	—	—	24,313	1,339
ASSET IMPAIRMENTS	163,023	—	—	162,525	498

INCOME (LOSS) FROM OPERATIONS	(12,444)	—	(3,037)	(10,692)	1,285
OTHER INCOME (EXPENSE)
Floorplan interest expense	(46,377)	—	—	(45,283)	(1,094)
Other interest expense, net	(36,783)	—	—	(36,474)	(309)
Gain on redemption of long-term debt	18,126	—	—	18,126	—
Other income (expense), net	302	—	—	305	(3)
Equity in earnings of subsidiaries	—	44,976	(44,976)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(77,176)	44,976	(48,013)	(74,018)	(121)
INCOME TAX (PROVISION) BENEFIT	31,166	—	—	31,168	(2)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(46,010)	44,976	(48,013)	(42,850)	(123)
LOSS RELATED TO DISCONTINUED OPERATIONS	(2,003)	—	—	(2,003)	—

NET INCOME (LOSS)	$(48,013)	$44,976	$(48,013)	$(44,853)	$(123)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS — (Continued)
Year Ended December 31, 2007

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenue	$6,260,217	$—	$—	$6,086,118	$174,099
Cost of Sales	5,285,750	—	—	5,134,653	151,097

Gross profit	974,467	—	—	951,465	23,002
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	758,877	—	1,253	740,365	17,259
DEPRECIATION AND AMORTIZATION EXPENSE	20,438	—	—	19,089	1,349
ASSET IMPAIRMENTS	16,784	—	—	16,784	—

INCOME (LOSS) FROM OPERATIONS	178,368	—	(1,253)	175,227	4,394
OTHER INCOME (EXPENSE)
Floorplan interest expense	(46,822)	—	—	(46,007)	(815)
Other interest expense, net	(30,068)	—	—	(29,688)	(380)
Loss on redemption of long-term debt	(1,598)	—	—	(1,598)	—
Other income, net	560	—	—	531	29
Equity in earnings of subsidiaries	—	(64,668)	64,668	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	100,440	(64,668)	63,415	98,465	3,228
INCOME TAX (PROVISION) BENEFIT	(35,893)	—	—	(34,810)	(1,083)

INCOME (LOSS) FROM CONTINUING OPERATIONS	64,547	(64,668)	63,415	63,655	2,145
LOSS RELATED TO DISCONTINUED OPERATIONS	(1,132)	—	—	(1,132)	—

NET INCOME (LOSS)	$63,415	$(64,668)	$63,415	$62,523	$2,145

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009

				Non-
	Total	Group 1	Guarantor	Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$354,674	$(6,483)	$362,968	$(1,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of franchises, property and equipment	30,257	—	30,257	—
Purchases of property and equipment	(21,560)	—	(21,181)	(379)
Cash paid in acquisitions, net of cash received	(16,332)	—	(16,332)	—
Other	3,638	—	(523)	4,161

Net cash provided by investing activities, from continuing operations	(3,997)	—	(7,779)	3,782

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on credit facility — Floorplan Line	(4,135,710)	—	(4,135,710)	—
Borrowings on credit facility — Floorplan Line	3,862,337	—	3,862,337	—
Repayments on credit facility — Acquisition Line	(139,000)	—	(139,000)	—
Borrowings on credit facility — Acquisition Line	89,000	—	89,000	—
Borrowings on mortgage facility	34,457	—	34,457	—
Principal payments on mortgage facility	(19,728)	—	(19,728)	—
Principal payments of long-term debt related to real estate loans	(34,572)	—	(34,572)	—
Redemption of other long-term debt	(20,859)	—	(20,699)	(160)
Principal payments of other long-term debt	(494)	—	(494)	—
Proceeds from issuance of common stock to benefit plans	3,492	3,492	—	—
Debt extinguishment costs related to real estate loans	(534)	—	(534)	—
Excess tax benefit from stock-based compensation	181	—	181	—
Borrowings (repayments) with subsidiaries	—	19,413	(17,069)	(2,344)
Investment in subsidiaries	—	(67,653)	66,244	1,409
Distributions to parent	—	51,231	(51,231)	—

Net cash provided by (used in) financing activities, from continuing operations	(361,430)	6,483	(366,818)	(1,095)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	830	—	—	830

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,923)	—	(11,629)	1,706
CASH AND CASH EQUIVALENTS, beginning of period	23,144	—	22,598	546

CASH AND CASH EQUIVALENTS, end of period	$13,221	$—	$10,969	$2,252

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)
Year Ended December 31, 2008

				Non-
	Total	Group 1	Guarantor	Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continued operations	$183,746	$(3,037)	$180,990	$5,793

Net cash used in operating activities, from discontinued operations	(13,373)	—	(13,373)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(142,834)	—	(141,621)	(1,213)
Cash paid in acquisitions, net of cash received	(48,602)	—	(48,602)
Proceeds from sales of franchises, property and equipment	25,234	—	23,897	1,337
Other	1,490	—	224	1,266

Net cash used in investing activities	(164,712)	—	(166,102)	1,390

Net cash provided by investing activities, from discontinued operations	23,051	—	23,051	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	5,118,757	—	5,118,757	—
Repayments on credit facility — Floorplan Line	(5,074,782)	—	(5,074,782)	—
Repayments on credit facility — Floorplan Line	(245,000)	—	(245,000)	—
Borrowings on credit facility — Acquisition Line	160,000	—	160,000	—
Borrowings on mortgage facility	54,625	—	54,625	—
Redemption of long-term debt	(52,761)	—	(52,761)	—
Borrowings of long-term debt related to real estate purchases	50,171	—	33,627	16,544
Dividends paid	(10,955)	(10,955)	—	—
Principal payments on mortgage facilities	(7,944)	—	(7,944)	—
Principal payments of other long-term debt	(4,691)	—	(409)	(4,282)
Principal payments of long-term debt related to real estate loans	(2,758)	—	(2,758)	—
Proceeds from issuance of common stock to benefit plans	3,201	3,201	—	—
Borrowings on other facilities for acquisitions	1,490	—	1,490	—
Excess tax shortfall from stock-based compensation	(1,099)	—	(1,099)	—
Repurchases of common stock, amounts based on settlement date	(776)	(776)	—	—
Debt issue costs	(365)	—	(365)	—
Borrowings (repayments) with subsidiaries	—	140,467	(125,995)	(14,472)
Investment In subsidiaries	—	(138,388)	137,579	809
Distributions to parent	—	9,488	(9,463)	(25)

Net cash provided by (used in) used in financing activities	(12,887)	3,037	(14,498)	(1,426)

Net cash used in financing activities from discontinued operations	(21,103)	—	(21,103)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,826)	—	—	(5,826)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,104)	—	(11,035)	(69)
CASH AND CASH EQUIVALENTS, beginning of period	34,248	—	33,633	615

CASH AND CASH EQUIVALENTS, end of period	$23,144	$—	$22,598	$546

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)
Year Ended December 31, 2007

				Non-
	Total	Group 1	Guarantor	Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$10,997	$(1,253)	$(465)	$12,715

Net cash provided by (used in) operating activities, from discontinued operations	(3,431)	—	(3,431)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(146,498)	—	(146,323)	(175)
Cash paid in acquisitions, net of cash received	(281,834)	—	(232,417)	(49,417)
Proceeds from sales of franchises, property and equipment	32,708	—	32,708	—
Other	2,658	—	2,800	(142)

Net cash used in investing activities, from continuing operations	(392,966)	—	(343,232)	(49,734)

Net cash used in investing activities, from discontinued operations	(199)	—	(199)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	5,493,645	—	5,493,645	—
Repayments on credit facility — Floorplan Line	(5,268,183)	—	(5,268,183)	—
Borrowings on credit facility — Acquisition Line	170,000	—	170,000	—
Borrowings on mortgage facility	133,684	—	133,684	—
Repurchases of common stock, amounts based on settlement date	(63,039)	(63,039)	—	—
Redemption of long-term debt	(36,865)	—	(36,865)	—
Repayments on credit facility — Acquisition Line	(35,000)	—	(35,000)	—
Dividends paid	(13,284)	(13,284)	—	—
Proceeds from issuance of common stock to benefit plans	5,038	5,038	—	—
Principal payments on mortgage facility	(2,367)	—	(2,367)	—
Principal payments of other long-term debt	(1,220)	—	(548)	(672)
Debt issue costs	(3,630)	—	(3,630)	—
Repayments on other facilities for divestitures	(2,498)	—	(2,498)	—
Principal payments of long-term debt related to real estate loans	(641)	—	(641)	—
Excess tax benefits from stock-based compensation	150	—	150	—
Borrowings (repayments) with subsidiaries	—	57,518	(57,518)	—
Investment In subsidiaries	—	(82,616)	41,832	40,784
Distributions to parent	—	97,636	(94,836)	(2,800)

Net cash provided by financing activities, from continuing operations	375,790	1,253	337,225	37,312

Net cash provided by financing activities, from discontinued operations	4,750	—	4,750	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33)	—	—	(33)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,092)	—	(5,352)	260
CASH AND CASH EQUIVALENTS, beginning of period	39,340	—	38,985	355

CASH AND CASH EQUIVALENTS, end of period	$34,248	$—	$33,633	$615

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
Year Ended December 31,	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)

2009
Total revenues	$1,019,817	$1,108,755	$1,246,719	$1,150,416	$4,525,707
Gross profit	182,654	191,115	212,021	190,047	775,837
Net income (loss)	8,375	10,082	18,340	(1,952)	34,845
Basic earnings (loss) per share(1)	0.37	0.44	0.80	(0.08)	1.52
Diluted earnings (loss) per share(1)	0.37	0.43	0.78	(0.08)	1.49
2008
Total revenues	$1,503,263	$1,583,115	$1,433,974	$1,133,735	$5,654,087
Gross profit	247,579	251,411	229,619	187,052	915,661
Net income (loss)	15,178	16,003	(21,817)	(57,377)	(48,013)
Basic earnings (loss) per share(1)	0.68	0.71	(0.97)	(2.54)	(2.13)
Diluted earnings (loss) per share(1)	0.67	0.71	(0.96)	(2.52)	(2.12)

(1)	The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

During 2009, the Company incurred charges of $20.9 million related to the impairment of assets, of which $18.1 million was incurred during the fourth quarter, primarily related to the Company’s real estate holdings. See Note 10.

During the third quarter of 2008, the Company incurred charges of $37.1 million related to the impairment of certain intangible franchise rights, and $11.1 million related to the impairment of certain fixed assets. Also, during the fourth quarter of 2008, the Company incurred charges of $114.8 million related to the impairment of certain intangible franchise rights.

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)

Exhibit
Number		Description

4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.14	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
10.1	—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)
10.2	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.3	—	Second Amendment to Revolving Credit Agreement dated effective January 1, 2009, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10.4	—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007
10.5	—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10.6	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.7	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.8	—	Amendment No. 4 to Credit Agreement dated as of September 10, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.9	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.10	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)

Exhibit
Number			Description

10.11		—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12		—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13		—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.14		—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.16		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.17		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.18		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.19		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.20		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10	.21*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.22*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “2009 Corporate Incentive Plan” in Item 5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10	.23*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.22 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2006)
10	.24*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2008 (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10	.25*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009 (Incorporated by reference to Exhibit 10.23 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10	.26*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010
10	.27*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.28*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)

Exhibit
Number			Description

10	.29*	—	Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)
10	.30*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)
10	.31*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.32*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.33*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.34*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.35*†	—	Form of Restricted Stock Agreement for Non-Employee Directors
10	.36*†	—	Form of Phantom Stock Agreement for Non-Employee Directors
10	.37*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.38*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.39*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.40*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.41*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.42*	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.43*	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.40 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.44*	—	Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10	.45*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.46*	—	Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)
10	.47*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)

Exhibit
Number			Description

10	.48*†	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz
10	.49*†	—	Group 1 Automotive, Inc. Corporate Aircraft Usage Policy
10	.50*	—	Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement (Incorporated by reference to the section titled “Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement” in Item 5.02 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 13461) filed November 16, 2009)
10	.51*	—	Letter Agreement by and between the Company and Randy L. Callison, effective December 31, 2008 (Incorporated by reference to Exhibit 10.46 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10	.52*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 7 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
21	.1†	—	Group 1 Automotive, Inc. Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith