Form 10-Q
period 2010-03-31
GROUP 1 AUTOMOTIVE INC
filed 2010-04-28
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of April 23, 2010, the registrant had 24,536,908 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,172	$13,221
Contracts-in-transit and vehicle receivables, net	105,535	86,500
Accounts and notes receivable, net	65,337	62,496
Inventories	654,660	596,743
Deferred income taxes	15,385	14,653
Prepaid expenses and other current assets	44,375	48,425

Total current assets	913,464	822,038

PROPERTY AND EQUIPMENT, net	480,285	475,828
GOODWILL	502,685	500,426
INTANGIBLE FRANCHISE RIGHTS	158,126	157,855
OTHER ASSETS	12,253	13,267

Total assets	$2,066,813	$1,969,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$474,086	$420,319
Floorplan notes payable — manufacturer affiliates	114,249	115,180
Current maturities of long-term debt	14,862	14,355
Current liabilities from interest rate risk management activities	8,304	10,412
Accounts payable	97,141	72,276
Accrued expenses	84,777	86,271

Total current liabilities	793,419	718,813

LONG-TERM DEBT, net of current maturities	430,686	444,141
DEFERRED INCOME TAXES	36,979	33,932
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	21,238	20,151
OTHER LIABILITIES	27,780	26,633
DEFERRED REVENUES	4,690	5,588
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,217 and 26,219 issued, respectively	262	262
Additional paid-in capital	368,314	346,055
Retained earnings	479,913	471,932
Accumulated other comprehensive loss	(27,268)	(26,256)
Treasury stock, at cost; 1,679 and 1,740 shares, respectively	(69,200)	(71,837)

Total stockholders’ equity	752,021	720,156

Total liabilities and stockholders’ equity	$2,066,813	$1,969,414

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited, In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$646,121	$547,292
Used vehicle retail sales	279,609	224,859
Used vehicle wholesale sales	42,512	34,736
Parts and service sales	185,435	180,865
Finance, insurance and other, net	37,476	32,065

Total revenues	1,191,153	1,019,817
COST OF SALES:
New vehicle retail sales	606,747	517,818
Used vehicle retail sales	253,172	200,253
Used vehicle wholesale sales	40,849	33,792
Parts and service sales	85,864	85,300

Total cost of sales	986,632	837,163

GROSS PROFIT	204,521	182,654
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	166,406	153,234
DEPRECIATION AND AMORTIZATION EXPENSE	6,485	6,508

INCOME FROM OPERATIONS	31,630	22,912
OTHER INCOME (EXPENSE):
Floorplan interest expense	(7,566)	(8,962)
Other interest expense, net	(7,104)	(6,963)
Gain (loss) on redemption of long-term debt	(3,872)	7,381
Other income, net	—	3

INCOME BEFORE INCOME TAXES	13,088	14,371
PROVISION FOR INCOME TAXES	(5,107)	(5,996)

NET INCOME	$7,981	$8,375

BASIC EARNINGS PER SHARE	$0.34	$0.37
Weighted average common shares outstanding	23,135	22,704
DILUTED EARNINGS PER SHARE	$0.34	$0.37
Weighted average common shares outstanding	23,688	22,923

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,981	$8,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,485	6,508
Deferred income taxes	4,330	6,138
(Gain) loss on redemption of long-term debt	3,872	(7,381)
Stock-based compensation	2,697	2,237
Amortization of debt discount and issue costs	1,635	1,971
Tax effect from stock-based compensation	116	384
Other	233	(649)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	(48,234)	202,026
Accounts payable and accrued expenses	22,960	(10,715)
Contracts-in-transit and vehicle receivables	(19,097)	16,910
Accounts and notes receivable	(3,091)	12,655
Prepaid expenses and other assets	1,622	5,569
Deferred revenues	(898)	(1,241)
Floorplan notes payable — manufacturer affiliates	(693)	(25,285)

Net cash provided by (used in) operating activities	(20,082)	217,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(21,743)	—
Purchases of property and equipment	(2,998)	(6,980)
Proceeds from sales of property and equipment	2,895	13,740
Proceeds from sales of franchises	—	5,545
Other	433	798

Net cash provided by (used in) investing activities	(21,413)	13,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	1,099,692	717,907
Repayments on credit facility — Floorplan Line	(1,045,925)	(932,986)
Repayments on credit facility — Acquisition Line	—	(50,000)
Borrowings on credit facility — Acquisition Line	—	60,000
Principal payments on mortgage facility	(2,578)	(12,723)
Proceeds from issuance of 3.00% Convertible Notes	100,000	—
Debt issue costs	(3,300)	135
Purchase of equity calls	(39,947)	—
Sale of equity warrants	25,486	—
Redemption of other long-term debt	(77,011)	(13,481)
Principal payments of long-term debt related to real estate loans	(681)	(934)
Borrowings of other long-term debt	173	—
Principal payments of other long-term debt	(103)	(116)
Proceeds from issuance of common stock to benefit plans	832	648
Tax effect from stock-based compensation	(116)	(384)

Net cash provided by (used in) financing activities	56,522	(231,934)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(76)	(205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,951	(1,534)
CASH AND CASH EQUIVALENTS, beginning of period	13,221	23,144

CASH AND CASH EQUIVALENTS, end of period	$28,172	$21,610

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized
					Gains	Unrealized
					(Losses)	Gains	Unrealized
			Additional		on Interest	(Losses)	Losses
	Common Stock		Paid-in	Retained	Rate	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Swaps	Securities	Translation	Stock	Total
	(Unaudited, In thousands)

BALANCE, December 31, 2009	26,219	$262	$346,055	$471,932	$(19,102)	$104	$(7,258)	$(71,837)	$720,156
Comprehensive income:
Net income	—	—	—	7,981	—	—	—	—	7,981
Interest rate swap adjustment, net of tax provision of $383	—	—	—	—	637	—	—	—	637
Unrealized loss on investments, net of tax benefit of $7	—	—	—	—	—	(12)	—	—	(12)
Unrealized loss on currency translation	—	—	—	—	—	—	(1,637)	—	(1,637)

Total comprehensive income									6,969
Issuance of common and treasury shares to employee benefit plans	(68)	—	(3,012)	—	—	—	—	2,637	(375)
Proceeds from sales of common stock under employee benefit plans	30	—	832	—	—	—	—	—	832
Issuance of restricted stock	48	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	(12)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,697	—	—	—	—	—	2,697
Tax effect from options exercised and the vesting of restricted shares	—	—	(101)	—	—	—	—	—	(101)
Purchase of equity calls, net of deferred tax benefit of $14,980	—	—	(24,967)	—	—	—	—	—	(24,967)
Sale of equity warrants	—	—	25,486	—	—	—	—	—	25,486
Equity component of 3.00% Convertible Note issuance, net of deferred tax liability of $12,794	—	—	21,324	—	—	—	—	—	21,324

BALANCE, March 31, 2010	26,217	$262	$368,314	$479,913	$(18,465)	$92	$(8,895)	$(69,200)	$752,021

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the United States of America (the “U.S.”) and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the United Kingdom (the “U.K.”). Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing, and sell vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”

As of March 31, 2010, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (41 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (43 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company has five dealerships in the U.K. that are also managed locally with direct reporting responsibilities to the Company’s corporate management team.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

Interim Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

Statements of Cash Flows

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing, the Company chooses which vehicles to finance and the funds flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows and all

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings from, and repayments to, the syndicated lending group under the revolving credit facility (including the cash flows from or to manufacturer affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

A reclassification was made within Cash Flows from Financing Activities on the 2009 Consolidated Statement of Cash Flows to reflect investments in the floorplan offset account related to Floorplan Notes Payable — Credit Facility as repayments on the credit facility and withdrawals from the offset account as borrowings on the credit facility.

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. The Company’s derivative financial instruments are recorded at fair market value. See Note 8, “Derivative Instruments and Risk Management Activities” and Note 10, “Fair Value Measurements” for further details regarding the Company’s derivative financial instruments and fair value measurements. The Company carries its long-term debt at face value, net of applicable discounts. As of March 31, 2010, the face value of the Company’s outstanding 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”) had a carrying value, net of applicable discount, of $62.8 million, and a fair value, based on quoted market prices, of $101.1 million. Also, as of March 31, 2010 and December 31, 2009, the face value of the Company’s outstanding 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”) had a carrying value, net of applicable discount, of $133.4 million and $131.9 million, respectively, and a fair value, based on quoted market prices, of $152.6 million and $143.5 million, respectively.

Long-Lived Assets

The Company reviews long-lived assets for impairment when evidence exists that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is less than the future undiscounted cash flow estimate, then it is required to be written down to its fair value, as applicable.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The Company defines its reporting units as each of its three regions in the U.S. and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator). In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, an impairment charge equal to the difference is recorded. During the three months ended March 31, 2010, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amount of the franchise rights are not amortized. The Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred. In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method, discounted cash flow model. During the three months ended March 31, 2010, the Company did not identify an impairment indicator relative to its remaining capitalized value of intangible franchise rights and, therefore, no impairment evaluation was required.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the Pound Sterling. The financial statements of all of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with ASC Topic No. 830, “Foreign Currency Matters” (“ASC 830”). All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income/(loss) in stockholders’ equity and other income/(expense), when applicable.

Accounting for Convertible Debt

Effective January 1, 2009 the FASB modified the accounting requirements for convertible debt instruments that may be settled in cash upon conversion, which has been primarily codified in ASC Topic No. 470, “Debt” (“ASC 470”). An entity is required to separately account for the liability and equity component of a convertible debt instrument in a manner that reflects the issuer’s economic interest cost. As a result, the equity component of the Company’s convertible debt is required to be initially included in the paid-in-capital section of stockholder’s equity,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net of applicable taxes, on the Company’s Consolidated Balance Sheets and the value of the equity component to be treated as an original issue discount for purposes of accounting for the debt component, which is amortized as non-cash interest expense through the date that the convertible debt is first putable to the Company. See Note 7 “Long-term Debt” for further details on the impact of this convertible debt accounting to the Company’s financial statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) to require disclosure of: (1) amounts, and reasons why, of significant transfers between Level 1 and Level 2 of the fair value hierarchy (2) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 amended existing disclosure requirements of ASC Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to clarify that fair value measurement disclosures should be provided by class of assets and liabilities (rather than by each major category). Except for requirement (3) above, all of the amendments to ASC 820 made by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. Requirement (3) above will be effective for interim and annual reporting periods beginning after December 15, 2010. See Note 10, “Fair Value Measurements” for further details regarding the Company’s fair value measurements and the Company adopted the reporting requirements of ASU 2010-06 as of January 1, 2010. The Company does not expect the adoption of the amendments regarding Requirement (3) to have a material impact on its financial condition, results of operations or cash flows.

3.	STOCK-BASED COMPENSATION PLANS

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, and 1998 Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

As amended in March 2007, the “Group 1 Automotive, Inc. Long Term Incentive Plan,” (the “Incentive Plan”), reserves 6.5 million shares of common stock for grants of: (1) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) the exercise price of which may not be less than the fair market value of the common stock on the date of the grant and, (2) grant stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards at the market price at the date of grant to directors, officers and other employees of the Company and its subsidiaries. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of March 31, 2010, there were 764,778 shares available under the Incentive Plan for future grants of these awards.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Awards

No stock option awards have been granted since November 2005. The following summary presents information regarding outstanding options as of March 31, 2010, and the changes during the three months then ended:

		Weighted
		Average
	Number	Exercise Price

Options outstanding, December 31, 2009	122,894	$29.61
Grants	—	—
Exercised	(2,340)	19.49
Forfeited	—	—

Options outstanding, March 31, 2010	120,554	29.99

Options vested at March 31, 2010	120,554	29.99

Options exercisable at March 31, 2010	120,554	$29.99

Restricted Stock Awards

In 2005, the Company began granting directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Incentive Plan. In November 2006, the Company began to grant certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant, but are subject to forfeiture provisions for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and vest over a period not to exceed five years. Performance awards are considered outstanding at the date of grant, with forfeiture provisions that lapse based on time and the achievement of certain performance criteria established by the Company. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

A summary of these awards as of March 31, 2010, and the changes during the three months then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2009	1,406,882	$20.71
Granted	57,826	30.21
Vested	(38,698)	31.29
Forfeited	(11,500)	26.66

Nonvested at March 31, 2010	1,414,510	$20.76

1998 Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2010, there were 1,052,505 shares remaining in reserve for future issuance under the Purchase Plan. During the three months ended March 31, 2010 and 2009, the Company issued 29,794 and 70,910 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $9.30 and $3.85 during the three months ended March 31, 2010 and 2009, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $2.7 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. Cash received from option exercises and Purchase Plan purchases was $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Additional paid-in capital was reduced by $0.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $0.8 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

The Company generally issues new shares when options are exercised or restricted stock vests or, at times, will use treasury shares, if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted EPS is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)

Net income	$7,981	$8,375
Weighted average basic shares outstanding	23,135	22,704
Dilutive effect of stock options, net of assumed repurchase of treasury stock	15	1
Dilutive effect of restricted stock and employee stock purchases, net of assumed repurchase of treasury stock	538	218

Weighted average diluted shares outstanding	23,688	22,923

Earnings per share from:
Basic	$0.34	$0.37
Diluted	$0.34	$0.37

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the dilutive effect of stock-based awards were 0.1 million and 0.5 million for the three months ended March 31, 2010 and 2009, respectively.

If the 2.25% Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under the 2.25% Notes and the warrants (the “2.25% Warrants”) sold in connection with the 2.25% Notes. Since the average price of the Company’s common stock for the three months ended March 31, 2010 was less than $59.43, no net shares were issuable under the 2.25% Notes or the 2.25% Warrants.

If the 3.00% Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under the 3.00% Notes and the warrants (the “3.00% Warrants”) sold in connection with the 3.00% Notes. Since the average price of the Company’s common stock for the three months ended March 31, 2010 was less than $38.61, no net shares were issuable under the 3.00% Notes or the 3.00% Warrants.

5.	INCOME TAXES

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. as a result of its dealership acquisitions in March 2007. The effective income tax rate of 39.0% of pretax income for the three months ended March 31, 2010 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state jurisdictions in which the Company operates.

For the three months ended March 31, 2010, the Company’s effective tax rate decreased to 39.0% from 41.7% for the same period in 2009. The change was primarily due to changes in certain state tax laws and rates, the mix of pretax income from the taxable state jurisdictions in which the Company operates, and certain goodwill associated with a dealership disposed of during the three months ended March 31, 2009 that was not deductible for tax purposes.

As of March 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor did it accrue any interest for the three months ended March 31, 2010.

Taxable years 2005 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

6.	CREDIT FACILITIES

The Company has a $1.35 billion revolving syndicated credit arrangement with 21 financial institutions, including three manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million real estate credit facility (the “Mortgage Facility”) for financing of real estate expansion, as well as, arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as current liabilities.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility

The Revolving Credit Facility, which is comprised of 21 financial institutions, including three manufacturer-affiliated finance companies, expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of March 31, 2010, after considering outstanding balances of $474.1 million, the Company had $525.9 million of available floorplan capacity under the Floorplan Line. Included in the $525.9 million available balance under the Floorplan Line is $85.4 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of March 31, 2010. With regards to the Acquisition Line, no borrowings were outstanding as of March 31, 2010. After considering the $17.3 million of outstanding letters of credit, and other factors included in the Company’s available borrowing base calculation, there was $177.4 million of available borrowing capacity under the Acquisition Line as of March 31, 2010. The amount of available borrowing capacity under the Acquisition Line may vary from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. Further, provisions of our Revolving Credit Facility require the Company to maintain a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that the Company may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude the Company’s foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009 and was primarily codified in ASC 470. As of March 31, 2010, the Amount Available for Restricted Payments was $176.1 million. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding for greater than one year.

As of March 31, 2010, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of March 31, 2010, the Company had an outstanding balance of $64.7 million with an available floorplan capacity of $85.3 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of March 31, 2010, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility

In 2007, the Company entered into a five-year term real estate credit facility (the “Mortgage Facility”) that matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions including three manufacturer affiliates. The proceeds of the Mortgage Facility are used for acquisitions of real property associated with the Company’s dealerships and other operations. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate as defined in the facility agreement. The interest rate of the Mortgage Facility as of March 31, 2010 was 1.3%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required for each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which $0.7 million was amortized as of March 31, 2010.

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

During the three months ended March 31, 2010, the Company paid down $2.6 million in regular principal payments against the Mortgage Facility. As of March 31, 2010, borrowings under the facility totaled $190.1 million, with $10.6 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets, and available borrowings from the Mortgage Facility totaled $44.9 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage; senior secured leverage; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of March 31, 2010, the Company was in compliance with all applicable covenants and ratios under the Mortgage Facility.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for financing of the new, used and rental vehicle inventories of its U.K. operations. This facility bears interest of a base rate, plus a surcharge that varies based

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon the type of vehicle being financed. As of March 31, 2010, the interest rates charged for borrowings under this facility ranged from 1.1% to 4.5%.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2010 and 2011. As of March 31, 2010, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 1.1% to 5.5%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time. The Company also receives interest assistance from certain automobile manufacturers. The assistance has ranged from 49.9% to 87.0% of the Company’s floorplan interest expense over the past three years.

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

2.25% Convertible Senior Notes due 2036 (principal of $182,753 at March 31, 2010 and December 31, 2009)	$133,443	$131,932
3.00% Convertible Senior Notes due 2020 (principal of $100,000 at March 31, 2010)	62,835	—
8.25% Senior Subordinated Notes due 2013 (principal of $74,600 at December 31, 2009)	—	73,267
Mortgage Facility (see Note 6)	190,150	192,727
Other Real Estate Related and Long-Term Debt	20,138	21,166
Capital lease obligations related to real estate, maturing in varying amounts through April 2023 with a weighted average interest rate of 3.3%	38,982	39,404

	445,548	458,496
Less current maturities	14,862	14,355

	$430,686	$444,141

2.25% Convertible Senior Notes

The Company determined the fair value of its 2.25% Notes using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.5% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.5%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 2.25% Notes and are being amortized to interest expense through 2016. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes. As of March 31, 2010 and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009 the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$17,508	$18,037

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(47,451)	(48,905)
Unamortized underwriter fees	(1,859)	(1,916)

Net carrying amount of liability component	$133,443	$131,932

Net impact on retained earnings(1)	$(34,665)	$(33,783)

Unamortized debt issuance cost	$74	$76
Effective interest rate of liability component	7.7%	7.7%

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective January 1, 2009 as primarily codified in ASC 470.

For the three months ended March 31, 2010 and 2009, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Year-to-date contractual interest expense	$1,028	$1,150
Year-to-date discount amortization(1)	$1,411	$1,501

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective January 1, 2009 as primarily codified in ASC 470.

There were no repurchases of the 2.25% Notes during the three months ended March 31, 2010, but during the three months ended March 31, 2009, the Company repurchased $30.0 million par value of the 2.25% Notes for $13.5 million in cash and realized a net gain of $7.4 million, which is included in the Consolidated Statements of Operations. In conjunction with the repurchases, $9.1 million of unamortized discount, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options (the “2.25% Purchased Options”) acquired at the time the repurchased 2.25% Notes were issued, $9.7 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the Company’s tax gain. Accordingly, the Company recorded a proportionate reduction in its deferred tax assets. No value was attributed to the equity component of the 2.25% Notes at the time of the redemption and, therefore, no adjustment to additional paid-in-capital was recognized.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.00% Convertible Senior Notes

On March 16, 2010, the Company issued $100.0 million aggregate principal amount of the 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 3.00% Notes will bear interest semiannually at a rate of 3.00% per annum until maturity. Interest on the 3.00% Notes will accrue from March 22, 2010. Interest will be payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2010. The 3.00% Notes mature on March 15, 2020, unless repurchased or converted in accordance with their terms prior to such date.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 25.8987 shares of common stock per $1,000 principal amount of the 3.00% Notes (which is equal to an initial conversion price of approximately $38.61 per common share) subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such calendar quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $50.193); (2) during the five business day period after any ten consecutive trading day period in which the trading price per 3.00% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate of the 3.00% Notes; and (3) upon the occurrence of specified corporate transactions set forth in the offering memorandum. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the indenture of the 3.00% Notes (the “Indenture”). Upon any conversion of the 3.00% Notes, the Company will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of the Company’s common stock, based on a daily conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of the Company’s common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock.

The Company may not redeem the 3.00% Notes prior to the maturity date. Holders of the 3.00% Notes may require the Company to repurchase all or a portion of the 3.00% Notes on or after September 15, 2019. If the Company experiences specified types of fundamental changes, as defined in the Indenture, holders of 3.00% Notes may require the Company to repurchase the 3.00% Notes. Any repurchase of the 3.00% Notes pursuant to this provision will be for cash at a price equal to 100% of the principal amount of the 3.00% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The holders of the 3.00% Notes who convert their notes in connection with a change in control, or in the event that the Company’s common stock ceases to be listed, as defined in the Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 3.00% Notes may require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.00% Notes, plus accrued and unpaid interest, if any.

The net proceeds from the issuance of the 3.00% Notes were used to redeem the Company’s then outstanding 8.25% Senior Subordinated Notes (the “8.25% Notes”) which were redeemed on March 30, 2010 at a redemption price of 102.75% plus accrued interest, and to pay $14.5 million net cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the Company from the sale of the warrant transactions described below). Underwriters’ fees, recorded as a reduction of the 3.00% Notes balance, totaled $3.0 million and are being amortized over a period of ten years. The amount to be amortized each period is calculated using the effective interest method. Debt issues costs totaled $0.3 million and are also being amortized over a period of ten years using the effective interest method.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 3.00% Notes rank equal in right of payment to all of the Company’s other existing and future senior indebtedness. The 3.00% Notes are not guaranteed by any of the Company’s subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of the Company’s subsidiaries. The 3.00% Notes will also be effectively subordinated to all of the Company’s secured indebtedness.

In connection with the issuance of the 3.00% Notes, the Company purchased ten-year call options on its common stock (the “3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to purchase a total of 2.6 million shares of its common stock at a purchase price of $38.61 per share. The total cost of the 3.00% Purchased Options was $39.9 million, which was recorded as a reduction to additional paid-in-capital in the accompanying Consolidated Balance Sheet at March 31, 2010. The cost of the 3.00% Purchased Options will be deductible as original issue discount for income tax purposes over the life of the 3.00% Notes (ten years); therefore, the Company has established a deferred tax asset, with a corresponding increase to additional paid-in capital, in the accompanying Consolidated Balance Sheet at March 31, 2010.

In connection with the issuance of the 3.00% Notes, the Company sold 3.00% Warrants in separate transactions. The 3.00% Warrants have a ten-year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 3.00% Warrants are exercisable for a maximum of 2.6 million shares of the Company’s common stock at an exercise price of $56.74 per share, subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of the Company and other conditions, including a failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 3.00% Warrants is 4.6 million shares. On exercise of the Warrants, the Company will settle the difference between the then market price and the strike price of the Warrants in shares of the Company’s common stock. The proceeds from the sale of the Warrants were $25.5 million, which was recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet at March 31, 2010.

The 3.00% Purchased Options and 3.00% Warrants transactions were designed to increase the conversion price per share of the Company’s common stock from $38.61 to $56.74 (an 80% premium to the closing price of the Company’s common stock on the date that the 3.00% Notes were priced to investors) and, therefore, mitigate the potential dilution of the Company’s common stock upon conversion of the 3.00% Notes, if any.

For dilutive earnings per share calculations, the Company will be required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants. Since the average price of the Company’s common stock from the date of issuance through March 31, 2010, was less than $38.61, no net shares were issuable under the 3.00% Notes and the 3.00% Warrants. Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, such shares are excluded from Group 1’s dilutive shares outstanding as the impact would be anti-dilutive.

The Company determined the fair value of its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters of the 3.00% Notes for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 3.00% Notes and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its 3.00% Notes. As of March 31, 2010, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

March 31,
2010
(Dollars in
thousands)

Carrying amount of equity component	$22,052
Allocated underwriter fees, net of taxes	(661)
Allocated debt issuance cost, net of taxes	(67)

Total net equity component	$21,324

Deferred income tax component	$12,775

Principal amount of 3.00% Notes	$100,000
Unamortized discount	(35,227)
Unamortized underwriter fees	(1,938)

Net carrying amount of liability component	$62,835

Net impact on retained earnings(1)	$(32)

Effective interest rate of liability component	8.6%
Year-to-date contractual interest expense	$95
Year-to-date discount amortization(1)	$52
Unamortized debt issuance cost	$194

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective Janaury 1, 2009 as primarily codified in ASC 470.

On April 1, 2010, the underwriters of the 3.00% Notes exercised their full over-allotment option, and the Company issued an additional $15.0 million aggregate principal amount of 3.00% Notes. The net proceeds of the over-allotment were $12.4 million, after the underwriters’ fee and net cost of additional proportionate convertible note hedge transactions similar to those described above. The impact to the 3.00% Purchased Options and 3.00% Warrants described above was 0.4 million additional shares. Subject to the adjustments described above, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 3.00% Warrants was increased by 0.7 million shares.

8.25% Senior Subordinated Notes

On March 30, 2010, the Company completed the redemption of its then outstanding $74.6 million face value of 8.25% Notes at a redemption price of 102.75% of the principal amount of the notes, utilizing proceeds from its 3.00% Notes offering. The Company incurred a $3.9 million pretax charge in completing the redemption, consisting primarily of a $2.1 million redemption premium, a $1.5 million write-off of unamortized bond discount and deferred costs and $0.3 million of other debt extinguishment costs. Total cash used in completing the redemption, excluding accrued interest of $0.8 million, was $77.0 million.

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

The Company reflects the current fair value of all derivatives on its Consolidated Balance Sheets. The Company measures its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the hierarchy framework as described in ASC 820.

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

During the three months ended March 31, 2010, the Company did not enter into any new interest rate derivatives. As of March 31, 2010 and December 31, 2009, the Company held interest rate swaps of $550.0 million in notional value that fixed its underlying LIBOR rate at a weighted average rate of 4.7%. At March 31, 2010, all of the Company’s derivative contracts were determined to be effective, and no significant ineffective portion was recognized in income. Included in its Consolidated Balance Sheets as liabilities from interest rate risk management activities, the fair value of the Company’s derivative financial instruments was $29.5 million and $30.6 million as of March 31, 2010 and December 31, 2009, respectively. Three of the Company’s interest rate swaps with aggregate notional amounts of $250.0 million expire in December 2010. As such, the fair value of these instruments is classified as a current liability in the accompanying Consolidated Balance Sheet. Included in accumulated other comprehensive loss at March 31, 2010 and 2009 are unrealized losses, net of income taxes, totaling $18.5 million and $29.2 million, respectively, related to these hedges. For the three months ended March 31, 2010, the impact of these interest rate hedges increased floorplan interest expense by $5.0 million; for the three months ended March 31, 2009, the impact of these interest rate hedges increased floorplan interest expense by $5.6 million. Total floorplan interest expense was $7.6 million and $9.0 million for the three months ended March 31, 2010 and 2009, respectively.

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets. The Company had no material gains or losses related to ineffectiveness or amounts excluded

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from effectiveness testing recognized in the Statements of Operations for either the three months ended March 31, 2010 or 2009, respectively.

Effect of Derivative Instruments on the Consolidated Balance Sheets
				Amount of Gain (Loss)
	Amount of Gain (Loss),			Reclassified from
	Net of Tax, Recognized in			OCI into Statements of
	OCI			Operations
	Three Months Ended		Location of Gain (Loss)	Three Months Ended
Derivatives in Cash	March 31,		Reclassified from OCI into	March 31,
Flow Hedging Relationship	2010	2009	Statements of Operations	2010	2009
	(In thousands)			(In thousands)

Interest rate swap contracts	$637	$(1,252)	Floorplan interest expense	$(5,042)	$(5,581)
			Other interest expense	(1,107)	(244)

The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $18.8 million.

9.	PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	March 31,	December 31,
	in Years	2010	2009
		(In thousands)

Land	—	$161,076	$155,623
Buildings	30 to 40	235,171	236,261
Leasehold improvements	up to 30	77,434	72,346
Machinery and equipment	7 to 20	55,885	54,311
Furniture and fixtures	3 to 10	51,754	49,502
Company vehicles	3 to 5	9,700	9,808
Construction in progress	—	3,513	6,505

Total		594,533	584,356
Less accumulated depreciation and amortization		114,248	108,528

Property and equipment, net		$480,285	$475,828

During the three months ended March 31, 2010, the Company incurred $3.0 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities.

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

The Company evaluated its financial and non-financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 as discussed below. See Note 8, “Derivative Instruments and Risk Management Activities” for disclosures related to interest rate and derivatives.

Marketable Securities, Debt Instruments, and Hedge Contracts

The Company accounts for its investments in marketable securities and debt instruments based on the guidance described in ASC Topic No. 320, “Investments-Debt and Equity Securities” (“ASC 320”), which established standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. Accordingly, the Company designates these investments as available-for-sale, measures them at fair value and classifies them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions.

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

The Company, within its trust accounts, also holds investments in debt instruments, such as government obligations and other fixed income securities. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the hierarchy framework as described in ASC 820.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s short-term investments, debt securities and interest rate derivative financial instruments as of March 31, 2010 were as follows:

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Marketable securities — money market	$228	$—	$—	$228

Debt securities:
Collaterized mortgage obligations	—	1,943	—	1,943
Corporate bonds	—	1,411	—	1,411
Muncipal obligations	—	1,004	—	1,004
Mortage backed	—	862	—	862
Other	—	100	—	100

Total debt securities	$—	$5,320	$—	$5,320

Total	$228	$5,320	$—	$5,548

Liabilities:
Interest rate derivative financial instruments	$—	$29,542	$—	$29,542

Total	$—	$29,542	$—	$29,542

11.	COMMITMENTS AND CONTINGENCIES

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $29.2 million as of March 31, 2010. Of the total obligation, $8.1 million of the remaining rental payment obligations are associated with facilities operated as a Chrysler or General Motor Brand dealership. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

12.	COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net income	$7,981	$8,375
Other comprehensive income:
Change in fair value of interest rate derivatives	637	(1,252)
Unrealized gain (loss) on investments	(12)	113
Unrealized loss on currency translations	(1,637)	(480)

Total comprehensive income	$6,969	$6,756

13.	DISPOSITIONS AND ACQUISITIONS

During the first three months of 2010, the Company was awarded two Sprinter franchises located in two separate Mercedes-Benz stores in Georgia and New York. This new brand offering is expected to generate

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11.2 million in aggregate annual revenues. The Company also acquired two BMW/Mini dealerships in the Southeast region of the U.K. with anticipated annual revenues of $161.5 million. Consideration paid for these two dealerships totaled $21.7 million, including the amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of the associated real estate. The vehicle inventory was subsequently financed through borrowings under the Company’s credit facility with BMW Financial Services. In addition, the Company disposed of real estate holdings of non-operating facilities in Texas and Massachusetts during the three months ended March 31, 2010.

During the first three months of 2009, the Company disposed of a Ford franchise located in Florida and the associated real estate. Consideration received for the franchise totaled $19.2 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance.

Subsequent to March 31, 2010, the Company acquired a Toyota/Scion dealership and an Audi dealership located in South Carolina, which are expected to generate $69.5 million in aggregate annual revenues.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables include the Condensed Consolidating Balance Sheet as of December 31, 2009, and the related Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2009, for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). On March 30, 2010, the Company completed the redemption of its then outstanding 8.25% Notes, therefore, only those periods during which the 8.25% Notes were outstanding have been presented. The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,221	$—	$—	$10,969	$2,252
Accounts and other receivables, net	148,996	—	—	145,426	3,570
Inventories	596,743	—	—	586,539	10,204
Deferred and other current assets	63,078	—	—	50,516	12,562

Total current assets	822,038	—	—	793,450	28,588
PROPERTY AND EQUIPMENT, net	475,828	—	—	454,257	21,571
GOODWILL AND INTANGIBLE FRANCHISE RIGHTS	658,281	—	—	651,388	6,893
INVESTMENT IN SUBSIDIARIES	—	(926,297)	926,297	—	—
OTHER ASSETS	13,267	—	—	5,595	7,672

Total assets	$1,969,414	$(926,297)	$926,297	$1,904,690	$64,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$420,319	$—	$—	$420,319	$—
Floorplan notes payable — manufacturer affiliates	115,180	—	—	110,617	4,563
Current maturities of long-term debt	14,355	—	—	12,898	1,457
Current maturities of interest rate swap liabilities	10,412	—	—	10,412	—
Accounts payable	72,276	—	—	64,989	7,287
Intercompany accounts payable	—	—	179,885	(162,161)	(17,724)
Accrued expenses	86,271	—	—	84,725	1,546

Total current liabilities	718,813	—	179,885	541,799	(2,871)
LONG TERM DEBT, net of current maturities	444,141	—	—	429,620	14,521
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	20,151	—	—	20,151	—
DEFERRED AND OTHER LIABILITIES	60,565	—	—	59,164	1,401
DEFERRED REVENUES	5,588	—	—	1,229	4,359
STOCKHOLDERS’ EQUITY:
TOTAL STOCKHOLDERS’ EQUITY	720,156	(926,297)	746,412	852,727	47,314

Total liabilities and stockholders’ equity	$1,969,414	$(926,297)	$926,297	$1,904,690	$64,724

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2009

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

Revenue	$1,019,817	$—	$—	$996,893	$22,924
Cost of Sales	837,163	—	—	817,720	19,443

Gross profit	182,654	—	—	179,173	3,481
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	153,234	—	889	149,236	3,109
DEPRECIATION AND AMORTIZATION EXPENSE	6,508	—	—	6,252	256

INCOME (LOSS) FROM OPERATIONS	22,912	—	(889)	23,685	116
OTHER INCOME (EXPENSE)
Floorplan interest expense	(8,962)	—	—	(8,860)	(102)
Other interest expense, net	(6,963)	—	—	(6,819)	(144)
Gain on redemption of long-term debt	7,381	—	—	7,381	—
Other income, net	3	—	—	3	—
Equity in earnings of subsidiaries	—	(9,264)	9,264	—	—

INCOME (LOSS) BEFORE INCOME TAXES	14,371	(9,264)	8,375	15,390	(130)
(PROVISION) BENEFIT FOR INCOME TAXES	(5,996)	—	—	(6,014)	18

NET INCOME (LOSS)	$8,375	$(9,264)	$8,375	$9,376	$(112)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009

		Group 1	Guarantor	Non-Guarantor
	Total Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$217,502	$(889)	$219,802	$(1,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of franchises, property and equipment	19,285	—	19,285	—
Purchases of property and equipment	(6,980)	—	(6,790)	(190)
Other	798	—	85	713

Net cash provided by investing activities	13,103	—	12,580	523

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on credit facility — Floorplan Line	(670,153)	—	(670,153)	—
Borrowings on credit facility — Floorplan Line	455,074	—	455,074	—
Borrowings on credit facility — Acquisition Line	60,000	—	60,000	—
Repayments on credit facility — Acquisition Line	(50,000)	—	(50,000)	—
Repurchases of long-term debt	(13,481)	—	(13,481)	—
Principal payments of long-term debt	(1,050)	—	(1,023)	(27)
Principal payments on mortgage facility	(12,723)	—	(12,723)	—
Proceeds from issuance of common stock to benefit plans	648	648	—	—
Tax effect from stock-based compensation	(384)	—	(384)	—
Debt issue costs	135	—	135	—
Borrowings (repayments) with subsidiaries	—	4,058	(4,058)	—
Investment in subsidiaries	—	(55,048)	53,691	1,357
Distributions to parent	—	51,231	(51,231)	—

Net cash provided by (used in) financing activities	(231,934)	889	(234,153)	1,330

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(205)	—	—	(205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,534)	—	(1,771)	237
CASH AND CASH EQUIVALENTS, beginning of period	23,144	—	22,598	546

CASH AND CASH EQUIVALENTS, end of period	$21,610	$—	$20,827	$783

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the recent economic recession substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, including climate control changes legislation, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, Mercedes-Benz, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress, bankruptcy or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	the immediate concerns over the financial viability of one or more of the domestic manufacturers (i.e., Chrysler, General Motors and Ford) could result in, or in the case of Chrysler and General Motors, has resulted in a restructuring of these companies, up to and including bankruptcy; and, as such, we may suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

•	requirements imposed on us by our manufacturers may limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	manufacturer quality issues may negatively impact vehicle sales and brand reputation;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	the inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

These factors, as well as additional factors that could affect our operating results and performance are described in our 2009 Form 10-K, under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere within this quarterly report. Should one or more of the risks or uncertainties described above or elsewhere in this quarterly report or in the documents incorporated by reference occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We urge you to carefully consider those factors, as well as factors described in our reports filed from time to time with the Securities and Exchange Commission (the “SEC”) and other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made except to the extent required by applicable law.

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

Overview

We are a leading operator in the automotive retail industry. As of March 31, 2010, we owned and operated 126 franchises, representing 32 brands of automobiles, at 95 dealership locations and 22 collision service centers in the United States of America (the “U.S.”) and ten franchises at five dealerships and three collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of March 31, 2010, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (41 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) the Central (43 dealerships in Kansas, Oklahoma and Texas); and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

Since September 2008, the U.S. and global economies have suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. So far in 2010, economic trends have stabilized and consumer demand for new and used vehicles has shown some improvement. According to industry experts, the March 2010 seasonally adjusted annual rate of sales (or “SAAR”) was 11.7 million units, which is the highest sales volume month since September 2008, excluding the impact of the Cash for Clunkers program in August 2009. But, given the depths of this downturn, a recovery to historically normalized industry selling levels will probably be extended.

The highly-publicized concerns regarding Toyota product quality that surfaced in the first three months of 2010 impacted our results of operations for the period. Toyota responded to the product quality concerns by initially suspending the sale of a number of Toyota models for up to two weeks during the first quarter of 2010. Our new and used vehicle sales were negatively impacted as this stop sale related to about 60% of our Toyota sales volume. Toyota later issued two major recalls to address the quality issues, which has bolstered our warranty parts and service business. The manufacturer’s recalls are anticipated to have a positive effect on our warranty parts and service business through at least the third quarter of 2010. However, the near and intermediate-term impact of these product quality issues to Toyota’s brand reputation, as well as the resulting impact to our new and used vehicle businesses, cannot be accurately predicted at this time. While Toyota offered incentivized financing rates and free maintenance programs during March to stimulate new vehicle sales, no assurances can be made that the manufacturer will continue to provide such offers or that other manufacturers will continue to follow suit. In addition to the product issues that we faced with Toyota during the first quarter, our operating results were also negatively impacted by severe weather events in January and February of 2010 in parts of the Northeast, Oklahoma and Texas.

Our operations have and we believe that our operations will continue to generate positive cash flow. As such, we are focused on maximizing the return on the capital that we generate from our operations and positioning our balance sheet to take advantage of investment opportunities as they arise. Despite the challenging retail and economic environment, we believe that opportunities exist to invest in our operations and improve profitability, including (i) focusing on our higher margin parts and service business by enhancing the cost effectiveness of our marketing efforts, implementing strategic selling methods and improving operational efficiencies; (ii) expanding our collision business footprint; and (iii) improving the effectiveness of our new and used vehicle sales processes.

We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners in this area. We anticipate that 2010 capital spending will be less than $40.0 million.

We remain committed to our growth-by-acquisition strategy and, with the prolonged nature of the anticipated economic recovery, we believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria. We completed the acquisition of four franchises located in the Southeast region of the U.K. during the first three months of 2010 with expected annual revenues of $161.5 million. In addition, we were awarded two franchises located in Georgia and New York with expected annual revenues of $11.2 million. Subsequent to March 31, 2010, we acquired two franchises in South Carolina with expected annual revenues of $69.5 million. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.

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

For the three months ended March 31, 2010 and 2009, we realized net income of $8.0 million and $8.4 million, respectively, and diluted income per share of $0.34 and $0.37, respectively. We generated cash flow of $15.0 million for the three months ended March 31, 2010, while we used $1.5 million in the three months ended March 31, 2009. Included in our cash flow during the first quarter of 2010, we issued $100.0 million of convertible notes in the first quarter of 2010. We used a portion of the proceeds from this offering to redeem the remaining outstanding face value of our 8.25% Senior Subordinated Notes (the “8.25% Notes”) and to execute convertible note hedge transactions with respect to our common stock, which effectively increased the conversion rate of the convertible notes.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended
	March 31,
	2010	2009

Unit Sales
Retail Sales
New Vehicle	20,631	17,931
Used Vehicle	14,993	13,092

Total Retail Sales	35,624	31,023
Wholesale Sales	6,716	6,429

Total Vehicle Sales	42,340	37,452
Gross Margin
New Vehicle Retail Sales	6.1%	5.4%
Total Used Vehicle Sales	8.7%	9.8%
Parts and Service Sales	53.7%	52.8%
Total Gross Margin	17.2%	17.9%
SG&A(1)as a % of Gross Profit	81.4%	83.9%
Operating Margin	2.7%	2.2%
Pretax Margin	1.1%	1.4%
Finance and Insurance Revenues per Retail Unit Sold	$1,052	$1,034

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.

New vehicle retail sales for the three months ended March 31, 2010 improved over the first quarter of 2009 by 18.1%, despite the two week stop sale on 60% of our Toyota sales volume and the unfavorable weather events experienced in the first quarter. The increase reflected generally improving economic conditions in the U.S., as well as the initiation by many manufacturers of new vehicle incentive plans designed to stimulate consumer interest. We believe that our performance was generally consistent with national retail results of other major brands we represent and the overall blend of markets in which we operate.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The improved new vehicle business in the first quarter of 2010 stimulated used vehicle traffic and an increase in quality used vehicle trade-ins that positively impacted our used vehicle retail sales. While the retail margin pressure that we experienced through much of 2009 persisted into the first quarter of 2010, margins improved as compared to the fourth quarter of 2009. Further, the wholesale side of the business experienced increases in both units and profitability as compared to the same period in 2009.

For the first quarter of 2010, our parts and service sales and margins were positively impacted by the Toyota recalls that affected approximately 6.0 million vehicles. These warranty campaigns primarily include labor services, which generate higher margins than the corresponding parts sales. Our consolidated finance and insurance income per retail unit also increased in the first quarter of 2010 as compared to 2009, primarily driven by an improvement in finance penetration rates and a decline in our overall chargeback expense. However, our total gross margin declined as a result of the shift in business mix towards the lower margin new and used vehicle businesses and the decreased margin in our used vehicle business.

Our consolidated selling, general and administrative (“SG&A”) expenses increased in absolute dollars, but decreased as a percentage of gross profit by 250 basis points to 81.4% for the three months ended March 31, 2010 from the comparable period in 2009, primarily as a result of the improved gross profit and our cost rationalization efforts that have resulted in a leaner organization.

The combination of all of these factors contributed to a 50 basis point increase in our operating margin to 2.7% for the three months ended March 31, 2010 over 2009 levels.

Our floorplan interest expense decreased 15.6% for the three months ended March 31, 2010 compared to 2009, primarily as a result of a decrease in our weighted average outstanding borrowings of $122.5 million. Other interest expense increased 2.0% for the three months ended March 31, 2010, primarily attributable to higher mortgage interest rates, which were partially offset by lower weighted average borrowings. As a result, and including the $3.9 million loss on the extinguishment of the 8.25% Notes in 2010 and the $7.4 million gain on redemption of a portion of our 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”) in the first quarter of 2009, our pretax margin decreased 30 basis points for the three months ended March 31, 2010.

We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.

Recent Accounting Pronouncements

Refer to the Recent Accounting Pronouncements section within Note 2, “Summary of Significant Accounting Policies,” of Item 1 for a discussion of those most recent pronouncements that impact us.

Critical Accounting Policies and Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions during their preparation.

Refer to Note 2, “Summary of Significant Accounting Policies and Estimates,” in Item 1 for a discussion of our critical accounting policies and accounting estimates. Also, we disclosed our critical accounting policies and estimates in our 2009 Annual Report on Form 10-K, and no significant changes have occurred since that time.

Results of Operations

The following tables present comparative financial and non-financial data for the three months ended March 31, 2010 and 2009, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three months ended March 31, 2010 as compared to 2009.

Total Same Store Data

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)

Revenues
New vehicle retail	$633,037	18.5%	$534,093
Used vehicle retail	272,500	24.7%	218,587
Used vehicle wholesale	41,588	23.1%	33,778
Parts and Service	182,764	3.9%	175,860
Finance, insurance and other	37,117	18.2%	31,394

Total revenues	$1,167,006	17.4%	$993,712
Cost of Sales
New vehicle retail	$594,793	17.8%	$504,963
Used vehicle retail	246,585	26.7%	194,664
Used vehicle wholesale	39,919	21.7%	32,788
Parts and Service	84,597	2.2%	82,783

Total cost of sales	$965,894	18.5%	$815,198

Gross profit	$201,112	12.7%	$178,514

Selling, general and administrative
expenses	$163,258	10.6%	$147,630
Depreciation and amortization
expenses	$6,402	1.8%	$6,291
Floorplan interest expense	$7,505	(15.2)%	$8,849
Gross Margin
New Vehicle Retail	6.0%		5.5%
Used Vehicle	8.8%		9.9%
Parts and Service	53.7%		52.9%
Total Gross Margin	17.2%		18.0%
SG&A as a % of Gross Profit	81.2%		82.7%
Operating Margin	2.7%		2.5%
Finance and Insurance Revenues
per Retail Unit Sold	$1,063	2.1%	$1,041

The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three months ended March 31, 2010 and 2009.

New Vehicle Retail Data

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)

Retail Unit Sales
Same Stores	20,222	15.6%	17,491
Transactions	409		440

Total	20,631	15.1%	17,931
Retail Sales Revenues
Same Stores	$633,037	18.5%	$534,093
Transactions	13,084		13,199

Total	$646,121	18.1%	$547,292
Gross Profit
Same Stores	$38,244	31.3%	$29,130
Transactions	1,130		344

Total	$39,374	33.6%	$29,474
Gross Profit per Retail
Unit Sold
Same Stores	$1,891	13.6%	$1,665
Transactions	$2,763		$782
Total	$1,908	16.1%	$1,644
Gross Margin
Same Stores	6.0%		5.5%
Transactions	8.6%		2.6%
Total	6.1%		5.4%

The economic slowdown that began in 2008 in the U.S. resulted in declining new vehicle sales over the past two years. As U.S. economic conditions have begun to stabilize and aggressive manufacturer incentives were initiated during the first quarter of 2010 to stimulate consumer activity, most of our new vehicle brands generated improved sales and margin results. For the three months ended March 31, 2010, as compared to the corresponding period in 2009, Same Store new vehicle unit sales and revenues increased 15.6% and 18.5%, respectively, which was generally consistent with industry increases. We experienced increases in Same Store unit sales and revenues in our domestic, import and luxury categories. Our Same Store revenues per unit sold improved 2.5% to $31,304.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended March 31,
	2010	% Change	2009

Toyota	7,170	13.8%	6,299
Nissan	3,268	56.0	2,095
Honda	2,595	6.7	2,431
BMW	1,783	9.7	1,625
Ford	1,891	28.5	1,472
Mercedes-Benz	1,162	3.9	1,118
Chrysler	569	(42.1)	983
General Motors	752	7.0	703
Other	1,032	34.9	765

Total	20,222	15.6	17,491

Our Same Store new vehicle unit sales increased 15.6% for the three months ended March 31, 2010 as compared to the corresponding period in 2009. Our retail car unit sales increased by 16.6% in the first quarter of 2010, and our retail truck unit sales increased by 14.3%, as compared with the same period in 2009. We believe that our performance is generally consistent with national retail results of the brands we represent and the overall markets in which we operate. As the economy recovers, we anticipate that total industry-wide sales of new vehicles throughout 2010 will be higher than 2009. However, the level of retail sales, as well as our own ability to retain or grow market share during future periods is difficult to predict.

The persistent economic slowdown during the past two years led to excess inventory nationwide which resulted in the shrinkage of new vehicle margins during the first quarter of 2009. As inventory levels declined during the latter part of 2009 from their peak levels, we experienced some stabilization and recovery of Same Store new vehicle margins. During the first quarter of 2010, our Same Store new vehicle gross margin increased 50 basis points to 6.0% as compared to the same period in 2009. We experienced increases in Same Store new vehicle gross margins in each of the domestic, import and luxury categories and in both new car and new truck categories. For the three months ended March 31, 2010 compared to the corresponding period in 2009, our Same Store gross profit per retail unit (“PRU”) increased 13.6%, from $1,665 for the three months ended March 31, 2009, to $1,891 for the same period in 2010, representing a 13.1% increase for our domestic brands, a 15.1% increase for our import brands and a 13.5% increase for our luxury nameplates.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turnover. To further mitigate our exposure to interest rate fluctuations, we have entered into interest rate swaps with an aggregate notional amount of $550.0 million as of March 31, 2010, at a weighted average LIBOR interest rate of 4.7%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in this declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.0% in the third quarter of 2007 to 49.9% in the fourth quarter of 2008. For the quarter ended March 31, 2010, the floorplan assistance as a percentage of our consolidated interest expense was 69.2%. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impacts the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended March 31, 2010 and 2009 was $5.2 million and $4.5 million, respectively.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. We reduced our new vehicle inventory levels by $29.7 million, or 6.1%, from $484.1 million as of March 31, 2009 to $454.3 million as of March 31, 2010. Further, our consolidated days’ supply of new vehicle inventory decreased to 48 days at March 31, 2010 from 72 days at March 31, 2009 and 56 days at December 31, 2009. Generally, we are comfortable with our new vehicle inventory levels, given the current and projected selling environment, although we may be short on select models.

Used Vehicle Retail Data

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)

Retail Unit Sales
Same Stores	14,691	15.9%	12,679
Transactions	302		413

Total	14,993	14.5%	13,092
Retail Sales Revenues
Same Stores	$272,500	24.7%	$218,587
Transactions	7,109		6,272

Total	$279,609	24.3%	$224,859
Gross Profit
Same Stores	$25,915	8.3%	$23,923
Transactions	522		683

Total	$26,437	7.4%	$24,606
Gross Profit per Retail
Unit Sold
Same Stores	$1,764	(6.5)%	$1,887
Transactions	$1,728		$1,654
Total	$1,763	(6.2)%	$1,879
Gross Margin
Same Stores	9.5%		10.9%
Transactions	7.3%		10.9%
Total	9.5%		10.9%

Used Vehicle Wholesale Data

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)

Wholesale Unit Sales
Same Stores	6,637	6.1%	6,257
Transactions	79		172

Total	6,716	4.5%	6,429
Wholesale Sales Revenues
Same Stores	$41,588	23.1%	$33,778
Transactions	924		958

Total	$42,512	22.4%	$34,736
Gross Profit (Loss)
Same Stores	$1,669	68.6%	$990
Transactions	(6)		(46)

Total	$1,663	76.2%	$944
Gross Profit (Loss) per
Wholesale Unit Sold
Same Stores	$251	58.9%	$158
Transactions	$(76)		$(267)
Total	$248	68.7%	$147
Gross Margin
Same Stores	4.0%		2.9%
Transactions	(0.6)%		(4.8)%
Total	3.9%		2.7%

Total Used Vehicle Data

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)

Used Vehicle Unit Sales
Same Stores	21,328	12.6%	18,936
Transactions	381		585

Total	21,709	11.2%	19,521

Sales Revenues
Same Stores	$314,088	24.5%	$252,365
Transactions	8,033		7,230

Total	$322,121	24.1%	$259,595
Gross Profit
Same Stores	$27,584	10.7%	$24,913
Transactions	516		637

Total	$28,100	10.0%	$25,550
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,293	(1.7)%	$1,316
Transactions	$1,354		$1,089
Total	$1,294	(1.1)%	$1,309
Gross Margin
Same Stores	8.8%		9.9%
Transactions	6.4%		8.8%
Total	8.7%		9.8%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. During the first three months of 2010, the increase in new vehicle retail sales translated into an increase in used vehicle traffic and the number of used vehicle trade-ins, which bolstered our supply of quality used vehicles. This resulted in increases in our Same Store used retail unit sales and in our Same Store used retail revenues in the first quarter of 2010 of 15.9% and 24.7%, respectively.

Our certified pre-owned (“CPO”) volume increased 5.7% to 4,786 for the three months ended March 31, 2010 as compared to the same period of 2009, corresponding to the overall lift in used retail volume. However, as a percentage of total retail sales, CPO units declined to 32.6% of total Same Store used retail units for the three months ended March 31, 2010 as compared to 35.7% for the same period of 2009, as new vehicle price relativities and manufacturer incentives offered on new retail units generally compressed the distinguishing benefits of CPO units.

Gross profit per used retail unit declined 6.5% in the first quarter of 2010, while the average sales price per used retail unit increased 7.6%. As a result, our Same Store used retail vehicle margins declined 140 basis points to 9.5%. Price relativities between new and used vehicles also continued to pressure used retail vehicle margins. With the increase in new vehicle sales and trade-in activity, we also experienced an increase in our wholesale used vehicles sales of 23.1% on 6.1% more units.

Because of the limited availability of quality used vehicles, the price of vehicles sold at auction increased, leading to higher profits and margins in our wholesale vehicles. Assuming that the stabilization of used vehicle values continues and used vehicle supply catches up with demand, we would expect the wholesale gross profit per unit to return to more normal levels, closer to break-even.

We continuously work to optimize our used vehicle inventory levels and, as such, will critically evaluate our used vehicle inventory levels in the coming months to provide adequate supply and selection. Our days’ supply of used vehicle inventory was 31 days at March 31, 2010, which was constant with December 31, 2009 levels and a four day increase from March 31, 2009.

Parts and Service Data

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)

Parts and Service Revenues
Same Stores	$182,764	3.9%	$175,860
Transactions	2,671		5,005

Total	$185,435	2.5%	$180,865
Gross Profit
Same Stores	$98,167	5.5%	$93,077
Transactions	1,404		2,488

Total	$99,571	4.2%	$95,565
Gross Margin
Same Stores	53.7%		52.9%
Transactions	52.6%		49.7%
Total	53.7%		52.8%

Our Same Store parts and service revenues increased 3.9% for the three months ended March 31, 2010, primarily driven by an 8.6% increase in warranty parts and service revenues, a 5.5% increase in wholesale parts sales and a 2.8% increase in customer-pay parts and service. These increases were partially offset by a 2.3% decrease in our collision revenues.

The increase in our Same Store warranty parts and service revenue, as compared to the corresponding period in 2009, was primarily due to the Toyota recalls that occurred during the first quarter of 2010, which affected approximately 6.0 million vehicles. The two major recalls included the floormat/accelerator recall, which affected approximately 5.3 million Toyota and Lexus vehicles, and the sticky accelerator pedal recall, which affected approximately 2.3 million Toyota vehicles. There were approximately 1.7 million units that were impacted by both recalls. However, this increase was partially offset by a decline in our warranty parts and services revenues from our Lexus and Mercedes-Benz brands.

Our Same Store wholesale parts business increased for the three months ended March 31 2010, as compared to the same period in 2009, primarily as a result of an increase in business with second-tier collision centers and repair shops that was stimulated by the stabilization in the economy. The increase in Same Store customer-pay parts and service business during the first quarter of 2010 was primarily driven by the 8.2% and 3.7% increases in sales volume at our domestic and luxury brand dealerships, respectively. Our Same Store collision revenues were negatively impacted by the closure of a body shop facility in our Eastern region.

Same Store parts and service gross profit for the three months ended March 31, 2010 increased 5.5%, from the comparable period in 2009, while Same Store parts and service margins increased 80 basis points. These improvements were primarily a result of the increased warranty work generated by the two major Toyota recalls. These recall campaigns consist predominantly of labor services, which produce higher margins than the corresponding parts sales, and are comparable to our customer-pay business.

Finance and Insurance Data

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)

Retail New and Used Unit Sales
Same Stores	34,913	15.7%	30,170
Transactions	711		853

Total	35,624	14.8%	31,023
Retail Finance Fees
Same Stores	$12,225	29.5%	$9,442
Transactions	215		272

Total	$12,440	28.1%	$9,714
Vehicle Service Contract Fees
Same Stores	$15,615	14.1%	$13,681
Transactions	59		270

Total	$15,674	12.4%	$13,951
Insurance and Other
Same Stores	$9,277	12.2%	$8,271
Transactions	85		129

Total	$9,362	11.5%	$8,400
Total
Same Stores	$37,117	18.2%	$31,394
Transactions	359		671

Total	$37,476	16.9%	$32,065

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,063	2.1%	$1,041
Transactions	$505		$787
Total	$1,052	1.7%	$1,034

Our Same Store finance and insurance revenues increased by 18.2% for the three months ended March 31, 2010, as compared to the same period in 2009. This improvement was primarily driven by the increases in new and used vehicle sales volumes. In addition, we experienced an increase in finance penetration rates and a decline in our overall chargeback expense as compared to the same period in 2009. The increase in our finance penetration rate was primarily driven by the increase in manufacturer financing promotions that occurred during the first quarter of 2010. Partially offsetting these increases were declines in our penetration rates for vehicle service contracts and other finance and insurance products. These declines were primarily attributable to our Toyota brands due to the two-year free maintenance incentive program offered during the first quarter of 2010. Our Same Store revenues per unit sold increased 2.1%, or $22, to $1,063 per retail unit sold, primarily as a result of the improvement in finance penetration rates.

Selling, General and Administrative Data

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)

Personnel
Same Stores	$95,607	9.6%	$87,206
Transactions	1,650		2,542

Total	$97,257	8.4%	$89,748
Advertising
Same Stores	$10,224	29.6%	$7,886
Transactions	213		234

Total	$10,437	28.5%	$8,120
Rent and Facility Costs
Same Stores	$22,867	4.1%	$21,966
Transactions	533		1,145

Total	$23,400	1.3%	$23,111
Other SG&A
Same Stores	$34,560	13.0%	$30,572
Transactions	752		1,683

Total	$35,312	9.5%	$32,255
Total SG&A
Same Stores	$163,258	10.6%	$147,630
Transactions	3,148		5,604

Total	$166,406	8.6%	$153,234

Total Gross Profit
Same Stores	$201,112	12.7%	$178,514
Transactions	3,409		4,140

Total	$204,521	12.0%	$182,654

SG&A as % of Gross Profit
Same Stores	81.2%		82.7%
Transactions	92.3%		135.4%
Total	81.4%		83.9%
Employees	7,300		7,000

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

In response to the increasingly challenging automotive retailing environment, we implemented significant cost reduction actions beginning in the fourth quarter of 2008. These actions, which were completed in the first quarter of 2009, continued to provide benefit to us throughout the first quarter of 2010 in the form of a leaner cost organization. Coupled with the 12.7% increase in gross profit, our Same Store SG&A as a% of Gross Profit improved 150 basis points to 81.2% as compared to the same period in 2009. Our absolute dollars of Same Store SG&A expenses increased by $15.6 million, which was primarily driven by the increased volume in vehicle sales. Our net advertising expenses increased by $2.3 million, or 29.6%, for the three months ended March 31, 2010, from a historical low in the first quarter of 2009.

Our Same Store other SG&A increased $4.0 million for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to increases in vehicle delivery expenses, tools and supplies and outside services and other areas that traditionally trend with sales volume. We are aggressively pursuing opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Depreciation and Amortization Data

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)

Same Stores	$6,402	1.8%	$6,291
Transactions	83		217

Total	$6,485	(0.4)%	$6,508

Our Same Store depreciation and amortization expense increased 1.8% for the three months ended March 31, 2010, as compared to the same period of 2009. We continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. We continue to critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)

Same Stores	$7,505	(15.2)%	$8,849
Transactions	61		113

Total	$7,566	(15.6)%	$8,962

Memo:
Manufacturer’s assistance	$5,235	15.5%	$4,534

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on 1-month LIBOR rate (or Prime rate in some cases) plus a spread. We typically utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of March 31, 2010, we had interest rate swaps in place for an aggregate notional amount of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense.

Our Same Store floorplan interest expense decreased $1.3 million, or 15.2%, during the three months ended March 31, 2010, compared to the corresponding period of 2009. The decrease primarily reflects a $108.5 million decrease in our weighted average floorplan borrowings outstanding.

Other Interest Expense, net

Other net interest expense, which consists of interest charges on our Mortgage Facility, our Acquisition Line and our long-term debt, partially offset by interest income, increased $0.1 million, or 2.0%, to $7.1 million for the three months ended March 31, 2010 from $7.0 million for the same period in 2009. Our weighted average borrowings declined $73.6 million in the first quarter of 2010 as compared to 2009, primarily due to the payoff of all borrowings outstanding on our Acquisition Line and the redemption of $11.7 million in aggregate face value of our 2.25% Notes since March 31, 2009. Offsetting the impact of lower weighted average borrowings was an increase in our weighted average mortgage interest for the three months ended March 31, 2010. Further, other interest included nine days of expense related to our 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”), which were issued on March 16, 2010, and thirty days of expense related to our 8.25% Notes, which were redeemed on March 30, 2010.

Included in other interest expense for the three months ended March 31, 2010 and 2009 is non-cash, discount amortization expense of $1.5 million and $1.5 million, respectively, representing the impact of the accounting for convertible debt as required by the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic No. 470, “Debt” (“ASC 470”). Based on the level of 2.25% Notes outstanding and the issuance of our 3.00% Notes during the latter part of the first quarter of 2010, we anticipate the ongoing annual non-cash discount amortization expense related to the convertible debt instruments to be $11.1 million, which will be included in other interest expense, net.

Gain/Loss on Redemption of Debt

On March 30, 2010, we completed the redemption of our then outstanding $74.6 million of 8.25% Notes at a redemption price of 102.75% of the principal amount of the notes, utilizing proceeds from our 3.00% Notes offering. We incurred a $3.9 million pretax charge in completing the redemption, consisting primarily of a $2.1 million redemption premium, a $1.5 million write-off of unamortized bond discount and deferred costs and $0.3 million of other debt extinguishment costs. Total cash used in completing the redemption, excluding accrued interest of $0.8 million, was $77.0 million.

We did not repurchase any of our 2.25% Notes during the first three months of 2010. During the first three months of 2009, we repurchased $30.0 million par value of our outstanding 2.25% Notes for $13.5 million in cash and realized a net gain of $7.4 million. In conjunction with the repurchases, $9.1 million of discounts, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options (the “2.25% Purchased Options”) acquired at the time the repurchased convertible notes were issued was $9.7 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the tax gain. Accordingly, we recorded a proportionate reduction in our deferred tax assets.

Provision for Income Taxes

Our provision for income taxes decreased $0.9 million to $5.1 million for the three months ended March 31, 2010, from a provision of $6.0 million for the same period in 2009, primarily due to the decrease of pretax book income. For the three months ended March 31, 2010, our effective tax rate decreased to 39.0% from 41.7% for the same period in 2009. This decrease was primarily due to the changes in certain state tax laws and rates, the mix of our pretax income from the taxable state jurisdictions in which we operate and certain goodwill associated with a dealership disposed of during the three months ended March 31, 2009 that was not deductible for tax purposes.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2010 will be 39.0%.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisition program for the remainder of 2010. If economic and business conditions deteriorate further or if our capital expenditures or acquisition plans for 2010 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of March 31, 2010, our total cash on hand was $28.2 million. The balance of cash on hand excludes $85.4 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a primary channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)

Net cash provided by (used in) operating activities	$(20,082)	$217,502
Net cash provided by (used in) investing activities	(21,413)	13,103
Net cash provided by (used in) financing activities	56,522	(231,934)
Effect of exchange rate changes on cash	(76)	(205)

Net increase (decrease) in cash and cash equivalents	$14,951	$(1,534)

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

Operating activities.  For the three months ended March 31, 2010, we used $20.1 million in net cash flow from operating activities, primarily driven by $47.4 million in net changes in operating assets and liabilities partially offset by $8.0 million in net income and significant non-cash adjustments related to depreciation and amortization of $6.5 million, deferred income taxes of $4.3 million, and stock-based compensation of $2.7 million. Included in the net changes in operating assets and liabilities is $48.2 million of cash outflow due to increases in inventory levels and $22.2 million of cash outflow from increases of vehicles receivables, contracts-in-transit, accounts and notes receivables. These cash outflows were partially offset by $23.0 million of cash provided by increases in accounts payable and accrued expenses. In addition, cash flow from operating activities includes an adjustment of $3.9 million for the loss on the redemption of our outstanding 8.25% Notes, which is considered a cash flow from financing activities.

For the three months ended March 31, 2009, we generated $217.5 million in net cash from operating activities, primarily driven by $199.9 million in net changes in operating assets, $8.4 million in net income and adjustments for non-cash items, such as $6.5 million in depreciation and amortization and $6.1 million in deferred income taxes. Included in the net changes in operating assets is $202.0 million provided by reductions in inventory levels and $29.6 million from collections of vehicles receivables, contracts-in-transit, accounts and notes receivables. Partially offsetting cash flows generated from operating activities were $45.0 million in decreases in operating liabilities, including $25.3 million of net repayments to manufacturer-affiliated floorplan lenders and $10.7 million in decreases in accounts payable and accrued expenses. An additional adjustment to cash flow from operating activities was the $7.4 million of gains from repurchase of $30.0 million of par value of our 2.25% Notes.

Investing activities.  During the first three months of 2010, we used $21.4 million from investing activities, primarily as a result of $21.7 million used in dealership acquisitions, which primarily consisted of vehicle and parts inventory and related property, and $3.0 million for purchases of property and equipment to construct new and improve existing facilities. These cash outflows were partially offset by $2.9 million in proceeds from the sale of property and equipment during the first quarter of 2010.

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

Financing activities.  We generated $56.5 million in financing activities during the three months ended March 31, 2010, consisting primarily of $100.0 million of proceeds from the issuance of our 3.00% Notes, less $3.3 million in underwriters’ fees and debt issuance costs, $25.5 million from the sale of the associated 3.00% Warrants and $53.8 million in net borrowings under the Floorplan Line of our Revolving Credit Facility. These cash inflows were partially offset by the $77.0 million used to repurchase all of our outstanding 8.25% Notes, $39.9 million used for the 3.00% Purchased Options and $2.6 million of principal payments on the Mortgage Facility. Included in the $53.8 million of net borrowings under the Floorplan Line of our Revolving Credit Facility is a net cash outflow of $13.8 million due to an increase in our floorplan offset account.

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

Working Capital.  At March 31, 2010, we had $120.0 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Credit Facilities.  Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our three most significant domestic revolving credit facilities currently provide us with a total of $1.15 billion of borrowing capacity for inventory floorplan financing, $235.0 million for real estate purchases, and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

Revolving Credit Facility.  Our Revolving Credit Facility, which is comprised of 21 financial institutions, including three manufacturer-affiliated finance companies, expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In addition, we pay a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on our leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, we capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of March 31, 2010, after considering outstanding balances, we had $525.9 million of available floorplan capacity under the Floorplan Line. Included in the $525.9 million available balance under the Floorplan Line is

$85.4 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of March 31, 2010. After considering $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $177.4 million of available borrowing capacity under the Acquisition Line as of March 31, 2010. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. As of March 31, 2010, we were in compliance with these covenants, including:

	As of March 31, 2010
	Required	Actual

Senior secured leverage ratio	< 2.75	1.39
Total leverage ratio	< 4.50	3.71
Fixed charge coverage ratio	> 1.25	1.67
Current Ratio	> 1.15	1.39

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future. Further, provisions of our Revolving Credit Facility require us to maintain financial ratios and a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that we may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude our foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009 and was primarily codified in ASC 470. As of March 31, 2010, the Amount Available for Restricted Payments was $176.1 million. Amounts borrowed under the Floorplan Line of our Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding greater than one year.

Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Ford Motor Credit Company Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. During June 2009, we amended our FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of March 31, 2010, we had an outstanding balance of $64.7 million, with an available floorplan capacity of $85.3 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of March 31, 2010, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility.  Our Mortgage Facility is a five-year real estate credit facility that is syndicated with nine financial institutions and provides a maximum commitment of $235.0 million. The Mortgage Facility is used for acquisitions of real estate and vehicle dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel or property. The facility matures in March 2012. At our option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one-month LIBOR plus 1.05% or (ii) the Base Rate as defined in the facility agreement. The interest rate of the Mortgage Facility as of March 31, 2010 was 1.3%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which, $0.7 million has been amortized as of March 31, 2010.

The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries that also guarantee or are required to guarantee our Revolving Credit Facility. So long as no default exists, we are entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment. Each loan is secured by real property (and improvements related thereto) specified by us and located at or near a vehicle dealership operated by a subsidiary of ours or otherwise used or to be used by a vehicle dealership operated by a subsidiary of ours. As of March 31, 2010, available unused borrowings from the Mortgage Facility totaled $44.9 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with including: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of March 31, 2010, we were in compliance with all of these covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

Other Credit Facilities.  We finance the new, used and rental vehicle inventories of our U.K. operations using a credit facility with BMW Financial Services. This facility bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of March 31, 2010, the interest rate being charged on borrowings outstanding under this facility ranged from 1.1% to 4.5%.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2010 and 2011. As of March 31, 2010, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 1.1% to 5.5%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of March 31, 2010:

	As of March 31, 2010
	Total
Credit Facility	Commitment	Outstanding	Available
	(In thousands)

Floorplan Line(1)	$1,000,000	$474,086	$525,914
Acquisition Line(2)	350,000	17,308	177,375

Total Revolving Credit Facility	1,350,000	491,394	703,289
FMCC Facility	150,000	64,725	85,275
Mortgage Facility	235,000	190,149	44,851

Total Credit Facilities(3)	$1,735,000	$746,268	$833,415

(1)	The available balance at March 31, 2010, includes $85.4 million of immediately available funds.

(2)	The outstanding balance of $17.3 million at March 31, 2010 is completely made up of outstanding letters of credit. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility which totaled $194.7 million at March 31, 2010.

(3)	Outstanding balance excludes $49.5 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Long-Term Debt.  On March 16, 2010, we issued $100.0 million aggregate principal amount the 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 3.00% Notes will bear interest semiannually at a rate of 3.00% per annum until maturity. Interest on the 3.00% Notes will accrue from March 22, 2010. Interest will be payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2010. The 3.00% Notes mature on March 15, 2020, unless repurchased or converted in accordance with their terms prior to such date.

We may not redeem the 3.00% Notes prior to the maturity date. Holders of the 3.00% Notes may require us to repurchase all or a portion of the 3.00% Notes on or after September 15, 2019. If we experience specified types of fundamental changes, holders of 3.00% Notes may require us to repurchase the 3.00% Notes. Any repurchase of the 3.00% Notes pursuant to this provision will be for cash at a price equal to 100% of the principal amount of the 3.00% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The holders of the 3.00% Notes who convert their notes in connection with a change in control, or in the event that our common stock ceases to be listed, as defined in the Indenture of the 3.00% Notes (the “Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 3.00% Notes may require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.00% Notes, plus accrued and unpaid interest, if any.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 25.8987 shares of common stock per $1,000 principal amount of the 3.00% Notes (which is equal to an initial conversion price of approximately $38.61 per common share) subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such calendar quarter) beginning after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $50.193); (2) during the five business day period after any ten consecutive trading day period in which the trading price per 3.00% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of our common stock and the conversion rate of the 3.00% Notes; and (3) upon the occurrence of specified corporate transactions set forth in the offering memorandum. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the Indenture. Upon any conversion of the 3.00% Notes, we will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of our common stock, based on a daily conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of our common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock.

The net proceeds from the issuance of the 3.00% Notes were used to redeem our then outstanding 8.25% Notes which were called on March 22, 2010 for redemption on April 22, 2010 at a redemption price of 102.75% plus accrued interest, and to pay the $14.5 million net cost of the convertible note hedge transactions (after such costs is partially offset by the proceeds from the sale of the warrant transactions described below in — Uses of Liquidity and Capital Resources). Debt issue costs and underwriters’ fees totaled $3.3 million and are being amortized over a period of ten years.

The 3.00% Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 3.00% Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries. The 3.00% Notes will also be effectively subordinated to all of our secured indebtedness. For a more detailed discussion of the 3.00% Notes, see Note 7 to our Consolidated Financial Statements.

Uses of Liquidity and Capital Resources

Redemption of 8.25% Notes.  During the first three months of 2010, we completed the redemption of all of our then outstanding 8.25% Notes. Total cash used in completing the redemption, excluding accrued interest of $0.8 million, was $77.0 million.

Acquisitions.  During the first three months of 2010, we acquired two BMW/Mini dealerships in the Southeast region of the U.K. Consideration paid for these two dealerships totaled $21.7 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture and fixtures, as well as the purchase of the associated real estate. The vehicle inventory was subsequently financed through borrowings under our credit facility with BMW Financial Services.

Mortgage Facility Activity.  During the three months ended March 31, 2010, we paid down $2.6 million in regular required principal payments against the Mortgage Facility.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. Through the three months ended March 31, 2010, we have spent $3.0 million in capital expenditures. Due to the current and near-term projected economical conditions, we have substantially reduced our capital expenditure forecast for 2010 to be less than $40.0 million, generally funded from excess cash.

Dividends.  The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors. In February 2009, our Board of Directors indefinitely suspended the cash dividend on our common shares.

Further, provisions of our Revolving Credit Facility require us to maintain the Required Stockholders’ Equity, which effectively limits Restricted Payments. (e.g., cash dividends and stock repurchases). As of March 31, 2010, the Amount Available for Restricted Payments was $176.1 million. This limit will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income excluding non-cash items, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period.

Purchase of Convertible Note Hedge.  In connection with the issuance of the 3.00% Notes, we purchased ten-year call options on our common stock (the “3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, we have the right to purchase a total of 2.6 million shares of our common stock at a purchase price of $38.61 per share. The total cost of the Purchased Options was $39.9 million. The cost of the Purchased Options results in future income-tax deductions that we expect will total approximately $15.0 million.

In addition to the purchase of the 3.00% Purchased Options, we sold warrants in separate transactions (the “3.00% Warrants”). These 3.00% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 3.00% Warrants are exercisable for a maximum of 2.6 million shares of our common stock at an exercise price of $56.74 per share, subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of us and other conditions, including a failure by us to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 3.00% Warrants is 4.6 million shares. On exercise of the 3.00% Warrants, we will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of our common stock. The proceeds from the sale of the 3.00% Warrants were $25.5 million, which was recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet at March 31, 2010.

The 3.00% Purchased Options and 3.00% Warrants transactions were designed to increase the conversion price per share of our common stock from $38.61 to $56.74 (an 80% premium to the closing price of our common stock on the date that the 3.00% Notes were priced to investors) and, therefore, mitigate the potential dilution of our common stock upon conversion of the 3.00% Notes, if any.

No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. Since the price of our common stock was less than $38.61 at March 31, 2010, the intrinsic value of both the 3.00% Purchased Options and the 3.00% Warrants, as expressed in shares of our common stock, was zero. Changes in the price of our common stock will impact the share settlement of 3.00% Notes, the 3.00% Purchased

Options and the 3.00% Warrants as illustrated below (excluding $15.0 million over-allotment option exercised on April 1, 2010):

		Share
	Net Shares	Entitlement	Shares
	Issuable	Under the	Issuable	Net	Potential
Company	Under the 3.00%	Purchased	Under the	Shares	EPS
Stock Price	Notes	Options	Warrants	Issuable	Dilution
	(Shares in thousands)

$37.50	—	—	—	—	—
$40.00	90	(90)	—	—	90
$42.50	237	(237)	—	—	237
$45.00	368	(368)	—	—	368
$47.50	485	(485)	—	—	485
$50.00	590	(590)	—	—	590
$52.50	685	(685)	—	—	685
$55.00	772	(772)	—	—	772
$57.50	851	(851)	34	34	885
$60.00	923	(923)	141	141	1,064
$62.50	990	(990)	239	239	1,229
$65.00	1,051	(1,051)	329	329	1,380
$67.50	1,108	(1,108)	413	413	1,521
$70.00	1,161	(1,161)	491	491	1,652
$72.50	1,211	(1,211)	563	563	1,774
$75.00	1,257	(1,257)	631	631	1,888
$77.50	1,300	(1,300)	694	694	1,994
$80.00	1,340	(1,340)	753	753	2,093
$82.50	1,378	(1,378)	809	809	2,187
$85.00	1,413	(1,413)	861	861	2,274
$87.50	1,447	(1,447)	911	911	2,358
$90.00	1,479	(1,479)	957	957	2,436
$92.50	1,509	(1,509)	1,001	1,001	2,510
$95.00	1,537	(1,537)	1,043	1,043	2,580
$97.50	1,564	(1,564)	1,083	1,083	2,647
$100.00	1,590	(1,590)	1,120	1,120	2,710

For dilutive earnings-per-share calculations, we will be required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table above under the heading “Potential EPS Dilution.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for earnings per share purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive.

Registration Statement.  We have a “well-known seasoned issuer” universal shelf registration statement, effective August 13, 2009, to register an indeterminate amount of debt or equity securities for future sales. We intend to use the proceeds from any future securities sales off this shelf for general corporate purposes. We have not issued any securities under this shelf registration statement to date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates.  We have interest rate risk in our variable rate debt obligations and interest rate swaps. Our policy is to manage our interest rate exposure through the use of a combination of fixed and floating rate debt and interest rate swaps.

As of March 31, 2010, the outstanding principal amount of our 2.25% Notes and 3.00% Notes, which is primarily all of our fixed rate debt, totaled $182.8 million and $100.0 million, respectively, and had a fair value of $152.6 million and $101.1 million, respectively. The carrying amount of our 2.25% Notes and 3.00% Notes was $133.4 million and $62.8 million, respectively, at March 31, 2010.

As of March 31, 2010, we had $588.3 million of variable-rate floorplan borrowings outstanding and $190.1 million of variable-rate Mortgage Facility borrowings outstanding. Based on the aggregate amount outstanding and before the impact of our interest rate swaps described below, a 100-basis point change in interest rates would result in an approximate $8.0 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis point change would yield a net annual change of $2.5 million.

We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2010, we recognized $5.2 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 49.9% to 87.0% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. In aggregate, as of March 31, 2010, we held interest rate swaps with aggregate notional amounts of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The fair value of the interest rate swaps is impacted by the forward LIBOR interest rate curve and the length of time to maturity of the swap contract. At March 31, 2010, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive income totaled $18.5 million. As of March 31, 2010, our liability associated with these interest rate swaps increased from $30.6 million as of December 31, 2009 to $29.5 million. At March 31, 2010, all of our derivative contracts were determined to be effective, and no material ineffective portion was recognized in income during the period.

Foreign Currency Exchange Rates.  As of March 31, 2010, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in the U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates versus the U.S. dollar would have resulted in a $4.4 million change to our revenues for the three months ended March 31, 2010.

Additional information about our market sensitive financial instruments was provided in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part  I, Item 1, Financial Information, Notes to Condensed Consolidated Financial Statements, Note 11, “Commitments and Contingencies”.

Item 1A.	Risk Factors

In January 2010, Toyota Motor Sales, U.S.A., Inc. temporarily suspended the production and sale of certain models representing about two-thirds of its total unit sales in the U.S. and launched two major recalls to address quality issues on those vehicles. In January and February of 2010, this recall negatively impacted our new and used vehicle sales. In the long-term, Toyota’s reputation for quality vehicles could be permanently impaired, despite the efforts of Toyota to address these quality issues. We are unable to estimate the longer term net impact of this recall, but, since Toyota brands represented 36.6% of our unit sales in 2009, it could be materially adverse to our financial condition and results of operations.

There have been no other material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2009 Form 10-K. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.	Exhibits

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Purchase Agreement, dated March 16, 2010, among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Wells Fargo Securities Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)

Exhibit
Number			Description

4.2		—	Indenture related to the Convertible Senior Notes due 2020, dated as of March 22, 2010, between Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2020) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.3		—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.4		—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.5		—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.6		—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.7		—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.8		—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.9		—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.10		—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
10	.1*	—	Group 1 Automotive, Inc. 2010 Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2010)
10	.2*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date: April 28, 2010

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1		—	Purchase Agreement, dated March 16, 2010, among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Wells Fargo Securities Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.2		—	Indenture related to the Convertible Senior Notes due 2020, dated as of March 22, 2010, between Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2020) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.3		—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.4		—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.5		—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.6		—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.7		—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.8		—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.9		—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.10		—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
10	.1*	—	Group 1 Automotive, Inc. 2010 Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2010)
10	.2*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement