Form 10-Q
period 2010-06-30
GROUP 1 AUTOMOTIVE INC
filed 2010-07-28
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of July 23, 2010, the registrant had 23,837,606 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,186	$13,221
Contracts-in-transit and vehicle receivables, net	111,175	86,500
Accounts and notes receivable, net	68,198	62,496
Inventories	696,994	596,743
Deferred income taxes	14,248	14,653
Prepaid expenses and other current assets	43,977	48,425

Total current assets	966,778	822,038

PROPERTY AND EQUIPMENT, net	454,420	475,828
GOODWILL	508,575	500,426
INTANGIBLE FRANCHISE RIGHTS	158,585	157,855
OTHER ASSETS	10,899	13,267

Total assets	$2,099,257	$1,969,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$531,788	$420,319
Floorplan notes payable — manufacturer affiliates	100,802	115,180
Current maturities of long-term debt	14,395	14,355
Current liabilities from interest rate risk management activities	5,500	10,412
Accounts payable	91,904	72,276
Accrued expenses	82,075	86,271

Total current liabilities	826,464	718,813

LONG-TERM DEBT, net of current maturities	421,277	444,141
DEFERRED INCOME TAXES	44,337	33,932
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	21,253	20,151
OTHER LIABILITIES	28,711	26,633
DEFERRED REVENUES	4,645	5,588
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,187 and 26,219 issued, respectively	262	262
Additional paid-in capital	370,104	346,055
Retained earnings	492,682	471,932
Accumulated other comprehensive loss	(25,409)	(26,256)
Treasury stock, at cost; 2,345 and 1,740 shares, respectively	(85,069)	(71,837)

Total stockholders’ equity	752,570	720,156

Total liabilities and stockholders’ equity	$2,099,257	$1,969,414

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited, In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$785,851	$608,592	$1,431,972	$1,155,884
Used vehicle retail sales	340,142	249,770	619,751	474,629
Used vehicle wholesale sales	55,678	34,649	98,190	69,385
Parts and service sales	194,063	183,105	379,498	363,970
Finance, insurance and other, net	42,775	32,639	80,251	64,704

Total revenues	1,418,509	1,108,755	2,609,662	2,128,572
COST OF SALES:
New vehicle retail sales	740,740	573,612	1,347,487	1,091,430
Used vehicle retail sales	307,596	223,942	560,768	424,195
Used vehicle wholesale sales	54,558	33,541	95,407	67,333
Parts and service sales	88,963	86,545	174,827	171,845

Total cost of sales	1,191,857	917,640	2,178,489	1,754,803

GROSS PROFIT	226,652	191,115	431,173	373,769
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	182,465	151,113	348,871	304,347
DEPRECIATION AND AMORTIZATION EXPENSE	6,679	6,462	13,164	12,875
ASSET IMPAIRMENTS	1,482	2,040	1,482	2,135

INCOME FROM OPERATIONS	36,026	31,500	67,656	54,412
OTHER INCOME (EXPENSE):
Floorplan interest expense	(8,633)	(7,857)	(16,199)	(16,819)
Other interest expense, net	(6,267)	(7,576)	(13,371)	(14,539)
Gain (loss) on redemption of long-term debt	—	232	(3,872)	7,613
Other expense, net	—	(5)	—	(2)

INCOME BEFORE INCOME TAXES	21,126	16,294	34,214	30,665
PROVISION FOR INCOME TAXES	(8,357)	(6,212)	(13,464)	(12,208)

NET INCOME	$12,769	$10,082	$20,750	$18,457

BASIC EARNINGS PER SHARE	$0.55	$0.44	$0.90	$0.81
Weighted average common shares outstanding	23,084	22,826	23,110	22,765
DILUTED EARNINGS PER SHARE	$0.54	$0.43	$0.88	$0.80
Weighted average common shares outstanding	23,638	23,288	23,663	23,107

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,750	$18,457
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,164	12,875
Deferred income taxes	12,162	14,901
Stock-based compensation	5,176	5,427
(Gain) loss on sale of assets	4,452	(848)
Amortization of debt discount and issue costs	3,957	4,143
(Gain) loss on redemption of long-term debt	3,872	(7,613)
Asset Impairments	1,482	2,135
Tax effect from stock-based compensation	1,105	523
Other	(667)	(1,072)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	(94,377)	303,646
Contracts-in-transit and vehicle receivables	(24,781)	24,147
Accounts payable and accrued expenses	15,699	(17,729)
Floorplan notes payable — manufacturer affiliates	(12,577)	(43,719)
Accounts and notes receivable	(6,319)	13,868
Prepaid expenses and other assets	1,794	(364)
Deferred revenues	(943)	(2,564)

Net cash provided by (used in) operating activities	(56,051)	326,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(34,624)	(3,754)
Proceeds from sales of franchises and related real estate	34,987	7,170
Purchases of property and equipment	(13,676)	(9,361)
Proceeds from sales of property and equipment	3,269	13,882
Other	946	1,683

Net cash provided by (used in) investing activities	(9,098)	9,620

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	2,348,323	1,656,804
Repayments on credit facility — Floorplan Line	(2,236,854)	(1,936,484)
Repayments on credit facility — Acquisition Line	—	(100,000)
Borrowings on credit facility — Acquisition Line	—	80,000
Borrowings on mortgage facility	—	27,850
Principal payments on mortgage facility	(29,193)	(14,936)
Proceeds from issuance of 3.00% Convertible Notes	115,000	—
Debt issue costs	(3,959)	—
Purchase of equity calls	(45,939)	—
Sale of equity warrants	29,309	—
Redemption of other long-term debt	(77,011)	(17,479)
Borrowings of other long-term debt	4,910	—
Principal payments of long-term debt related to real estate loans	(1,664)	(32,528)
Principal payments of other long-term debt	(277)	(1,226)
Repurchases of common stock, amounts based on settlement date	(19,243)	—
Proceeds from issuance of common stock to benefit plans	1,733	1,367
Tax effect from stock-based compensation	(1,105)	(523)
Mortgage debt refinance charges	—	(534)

Net cash provided by (used in) financing activities	84,030	(337,689)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	84	1,239

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,965	(617)
CASH AND CASH EQUIVALENTS, beginning of period	13,221	23,144

CASH AND CASH EQUIVALENTS, end of period	$32,186	$22,527

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized
					Gains	Unrealized
					(Losses)	Gains	Unrealized
			Additional		on Interest	(Losses)	Losses
	Common Stock		Paid-in	Retained	Rate	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Swaps	Securities	Translation	Stock	Total
	(Unaudited, In thousands)

BALANCE, December 31, 2009	26,219	$262	$346,055	$471,932	$(19,102)	$104	$(7,258)	$(71,837)	$720,156
Comprehensive income:
Net income	—	—	—	20,750	—	—	—	—	20,750
Interest rate swap adjustment, net of tax provision of $1,428	—	—	—	—	2,382	—	—	—	2,382
Unrealized loss on investments, net of tax benefit of $14	—	—	—	—	—	(24)	—	—	(24)
Unrealized loss on currency translation	—	—	—	—	—	—	(1,511)	—	(1,511)

Total comprehensive income	—								21,597
Purchases of treasury stock	—	—	—	—	—	—	—	(19,243)	(19,243)
Issuance of common and treasury shares to employee benefit plans	(161)	(2)	(6,845)	—	—	—	—	6,011	(836)
Proceeds from sales of common stock under employee benefit plans	71	1	1,732	—	—	—	—	—	1,733
Issuance of restricted stock	77	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock	(19)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,176	—	—	—	—	—	5,176
Tax effect from options exercised and the vesting of restricted shares	—	—	(1,097)	—	—	—	—	—	(1,097)
Purchase of equity calls, net of deferred tax benefit of $17,227	—	—	(28,712)	—	—	—	—	—	(28,712)
Sale of equity warrants	—	—	29,309	—	—	—	—	—	29,309
Equity component of 3.00% Covertible Note issuance, net of deferred tax liability of $14,692	—	—	24,487	—	—	—	—	—	24,487

BALANCE, June 30, 2010	26,187	$262	$370,104	$492,682	$(16,720)	$80	$(8,769)	$(85,069)	$752,570

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

As of June 30, 2010, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (43 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company has five dealerships in the U.K. that are also managed locally with direct reporting responsibilities to the Company’s corporate management team.

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

The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. The Company’s derivative financial instruments are recorded at fair market value. See Note 8, “Derivative Instruments and Risk Management Activities” and Note 10, “Fair Value Measurements” for further details regarding the Company’s derivative financial instruments and fair value measurements. The Company carries its long-term debt at face value, net of applicable discounts. As of June 30, 2010, the face value of $115.0 million of the Company’s outstanding 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”) had a carrying value, net of applicable discount, of $72.9 million, and a fair value, based on quoted market prices, of $93.2 million. Also, as of June 30, 2010 and December 31, 2009, the face value of $182.8 million of the Company’s outstanding 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”) had a carrying value, net of applicable discount, of $135.0 million and $131.9 million, respectively, and a fair value, based on quoted market prices, of $134.3 million and $143.5 million, respectively.

Long-Lived Assets

The Company reviews long-lived assets for impairment when evidence exists that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is greater than the future undiscounted cash flow estimate, then it is required to be written down to its fair value, as applicable.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The Company defines its reporting units as each of its three regions in the U.S. and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator). In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, an impairment charge equal to the difference is recorded. During the six months ended June 30, 2010, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. The Company evaluates these franchise rights for impairment annually, or more frequently if events or circumstances indicate possible impairment has occurred. In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method, discounted cash flow model. During the six months ended June 30, 2010, the Company did not identify an impairment indicator relative to its capitalized value of intangible franchise rights and, therefore, no impairment evaluation was required.

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

Accounting for Convertible Debt

The Company separately accounts for the liability and equity component of its convertible debt instrument in a manner that reflects the issuer’s economic interest cost. Upon issuance of a convertible debt instrument, the Company estimates the fair value of the debt component. The resulting residual value is determined to be the fair value of the equity component of the Company’s convertible debt and is included in the paid-in-capital section of stockholder’s equity, net of applicable taxes, on the Company’s Consolidated Balance Sheets. The value of the equity component is treated as an original issue discount for purposes of accounting for the debt component, which

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is amortized as non-cash interest expense through the date that the convertible debt is first putable to the Company. See Note 7 “Long-term Debt” for further details on the impact of this convertible debt accounting to the Company’s financial statements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) to require disclosure of: (1) amounts, and reasons why, of significant transfers between Level 1 and Level 2 of the fair value hierarchy (2) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 amended existing disclosure requirements of ASC Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to clarify that fair value measurement disclosures should be provided by class of assets and liabilities (rather than by each major category). Except for requirement (3) above, all of the amendments to ASC 820 made by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. Requirement (3) above will be effective for interim and annual reporting periods beginning after December 15, 2010. See Note 10, “Fair Value Measurements” for further details regarding the Company’s fair value measurements and the Company adopted the reporting requirements of ASU 2010-06 as of January 1, 2010. The Company does not expect the adoption of the amendments regarding requirement (3) to have a material impact on its financial condition, results of operations or cash flows.

3.	STOCK-BASED COMPENSATION PLANS

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its 1998 Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

The “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan,” (the “Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan from 6.5 million to 7.5 million, for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (1) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) the exercise price of which may not be less than the fair market value of the common stock on the date of the grant, and (2) stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards, each at the market price of the Company’s stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of June 30, 2010, there were 1,747,679 shares available under the Incentive Plan for future grants of these awards.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Awards

No stock option awards have been granted since November 2005. The following summary presents information regarding outstanding options as of June 30, 2010, and the changes during the six months then ended:

		Weighted
		Average
	Number	Exercise Price

Options outstanding, December 31, 2009	122,894	$29.61
Grants	—	—
Exercised	(7,540)	16.02
Forfeited	(3,501)	28.39

Options outstanding, June 30, 2010	111,853	30.84

Options vested at June 30, 2010	111,853	30.84

Options exercisable at June 30, 2010	111,853	$30.84

Restricted Stock Awards

In 2005, the Company began granting non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Incentive Plan. In November 2006, the Company began to grant certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant, but are subject to forfeiture provisions for periods ranging from six months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and vest over a period not to exceed five years. Performance awards are considered outstanding at the date of grant, with forfeiture provisions that lapse based on time and the achievement of certain performance criteria established by the Compensation Committee of the Board of Directors. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

A summary of these awards as of June 30, 2010, and the changes during the six months then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2009	1,406,882	$20.71
Granted	86,326	29.62
Vested	(89,798)	30.92
Forfeited	(19,400)	25.94

Nonvested at June 30, 2010	1,384,010	$20.52

1998 Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2010, there were 1,010,800 shares remaining in reserve for future issuance under the Purchase Plan. During the six months ended June 30, 2010 and 2009, the Company issued 71,499 and 125,211 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $8.05 and $5.71 during the six months ended June 30, 2010 and 2009, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $2.5 million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively, and $5.2 million and $5.4 million for the six months ended June 30, 2010 and 2009. Cash received from option exercises and Purchase Plan purchases was $1.7 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. Additional paid-in capital was reduced by $1.1 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $1.5 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

The Company issues new shares when options are exercised or restricted stock vests or, at times, will use treasury shares, if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted EPS is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income	$12,769	$10,082	$20,750	$18,457
Weighted average basic shares outstanding	23,084	22,826	23,110	22,765
Dilutive effect of stock options, net of assumed repurchase of treasury stock	10	4	12	2
Dilutive effect of restricted stock and employee stock purchases, net of assumed repurchase of treasury stock	544	458	541	340

Weighted average diluted shares outstanding	23,638	23,288	23,663	23,107

Earnings per share from:
Basic	$0.55	$0.44	$0.90	$0.81
Diluted	$0.54	$0.43	$0.88	$0.80

Any options with an exercise price in excess of the average market price of the Company’s common stock, during the periods presented, are not considered when calculating the dilutive effect of stock options for diluted

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards were 0.2 million and 0.5 million for the three months ended June 30, 2010 and 2009, respectively, and 0.2 million and 0.5 million for the six months ended June 30, 2010 and 2009, respectively.

If the 2.25% Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under the 2.25% Notes and the warrants sold in connection with the 2.25% Notes (the “2.25% Warrants”). Since the average price of the Company’s common stock for the six months ended June 30, 2010 was less than $59.43, no net shares were issuable under the 2.25% Notes or the 2.25% Warrants.

If the 3.00% Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under the 3.00% Notes and the warrants sold in connection with the 3.00% Notes (the “3.00% Warrants”). Since the average price of the Company’s common stock for the six months ended June 30, 2010 was less than $38.61, no net shares were issuable under the 3.00% Notes or the 3.00% Warrants.

5.	INCOME TAXES

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. as a result of its dealership acquisitions in March 2007. The effective income tax rate of 39.6% of pretax income for the three months ended June 30, 2010 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state jurisdictions in which the Company operates and certain goodwill associated with a dealership disposed of during the three months ended June 30, 2010 that was not deductible for tax purposes.

For the six months ended June 30, 2010, the Company’s effective tax rate decreased to 39.4% from 39.8% for the same period in 2009. The change was primarily due to changes in certain state tax laws and rates, and the mix of pretax income from the taxable state jurisdictions in which the Company operates.

As of June 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor did it accrue any interest for the six months ended June 30, 2010.

Taxable years 2005 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

6.	CREDIT FACILITIES

The Company has a $1.35 billion revolving syndicated credit arrangement (the “Revolving Credit Facility”). The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $235.0 million real estate credit facility (the “Mortgage Facility”) for financing of real estate expansion, as well as, arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as current liabilities.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility

The Revolving Credit Facility, which is comprised of 20 financial institutions, including four manufacturer-affiliated finance companies, expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of June 30, 2010, after considering outstanding balances of $531.8 million, the Company had $468.2 million of available floorplan capacity under the Floorplan Line. Included in the $468.2 million available balance under the Floorplan Line is $72.0 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.2% as of June 30, 2010. With regards to the Acquisition Line, no borrowings were outstanding as of June 30, 2010. After considering the $17.3 million of outstanding letters of credit, and other factors included in the Company’s available borrowing base calculation, there was $170.8 million of available borrowing capacity under the Acquisition Line as of June 30, 2010. The amount of available borrowing capacity under the Acquisition Line may vary from time to time based upon certain debt covenants. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding for greater than one year.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. Further, provisions of the Revolving Credit Facility require the Company to maintain a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that the Company may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude the Company’s foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009 and was primarily codified in ASC 470. As of June 30, 2010, the Amount Available for Restricted Payments was $161.7 million.

As of June 30, 2010, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of June 30, 2010, the Company had an outstanding balance of $50.6 million with an available floorplan capacity of $99.4 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of June 30, 2010, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility

In 2007, the Company entered into a five-year term real estate credit facility (the “Mortgage Facility”) that matures in March 2012. The Mortgage Facility provides a maximum commitment of $235.0 million of financing for real estate expansion and is syndicated with nine financial institutions including three manufacturer affiliates. The proceeds of the Mortgage Facility are used for acquisitions of real property associated with the Company’s dealerships and other operations. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one month LIBOR plus 1.05% or (ii) the Base Rate as defined in the facility agreement. The interest rate of the Mortgage Facility as of June 30, 2010 was 1.4%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required for each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which $0.8 million was amortized as of June 30, 2010.

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

As of June 30, 2010, the Company was entitled to (i) sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, (ii) remove it from the facility, (iii) repay in full the entire outstanding balance of the loan relating to such sold property, and then (iv) increase the available borrowings under the Mortgage Facility by the amount of such loan repayment, so long as no default existed. On July 13, 2010, the Mortgage Facility was amended to require that repayments of outstanding loan balances, other than scheduled principal payments, would immediately and permanently reduce the total $235.0 million commitment. Subsequently, there have been no repayments of outstanding loan balances, within the scope of this amendment.

During the six months ended June 30, 2010, the Company paid down $29.2 million in principal payments against the Mortgage Facility, of which $24.2 million was from the proceeds of the sale of property associated with a dealership disposition in June 2010 (see Note 13). As of June 30, 2010, borrowings under the facility totaled $163.5 million, with $9.2 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets, and available borrowings from the Mortgage Facility totaled $71.5 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage; senior secured leverage; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of June 30, 2010, the Company was in compliance with all applicable covenants and ratios under the Mortgage Facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for financing of the new, used and rental vehicle inventories of its U.K. operations. This facility bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2010, the interest rates charged for borrowings under this facility ranged from 1.1% to 4.5%.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2010 and 2011. As of June 30, 2010, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 1.2% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time. The Company also receives interest assistance from certain automobile manufacturers. The assistance has ranged from 49.9% to 87.0% of the Company’s floorplan interest expense over the past three years.

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)

2.25% Convertible Senior Notes due 2036 (principal of $182,753 at June 30, 2010 and December 31, 2009)	$134,984	$131,932
3.00% Convertible Senior Notes due 2020 (principal of $115,000 at June 30, 2010)	72,940	—
8.25% Senior Subordinated Notes due 2013 (principal of $74,600 at December 31, 2009)	—	73,267
Mortgage Facility (see Note 6)	163,534	192,727
Other Real Estate Related and Long-Term Debt	25,658	21,166
Capital lease obligations related to real estate, maturing in varying amounts through April 2023 with a weighted average interest rate of 3.3%	38,556	39,404

	435,672	458,496
Less current maturities	14,395	14,355

	$421,277	$444,141

2.25% Convertible Senior Notes

The Company determined the fair value of its 2.25% Notes using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.5% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.5%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 2.25% Notes and are being amortized to interest expense through 2016. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes. As of June 30, 2010 and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009 the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$16,969	$18,037

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(45,968)	(48,905)
Unamortized underwriter fees	(1,801)	(1,916)

Net carrying amount of liability component	$134,984	$131,932

Net impact on retained earnings(1)	$(35,565)	$(33,783)

Unamortized debt issuance cost	$71	$76
Effective interest rate of liability component	7.7%	7.7%

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective Janaury 1, 2009 as primarily codified in ASC 470.

For the six months ended June 30, 2010 and 2009, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Year-to-date contractual interest expense	$2,056	$2,153
Year-to-date discount amortization(1)	$2,851	$2,941

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective Janaury 1, 2009 as primarily codified in ASC 470.

There were no repurchases of the 2.25% Notes during the six months ended June 30, 2010, but during the six months ended June 30, 2009, the Company repurchased $36.7 million par value of the 2.25% Notes for $17.3 million in cash and realized a net gain of $8.2 million, which is included in the Consolidated Statements of Operations. In conjunction with the repurchases, $11.1 million of unamortized discount, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options (the “2.25% Purchased Options”) acquired at the time the repurchased 2.25% Notes were issued, $11.8 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the Company’s tax gain. Accordingly, the Company recorded a proportionate reduction in its deferred tax assets. No value was attributed to the equity component of the 2.25% Notes at the time of the redemption and, therefore, no adjustment to additional paid-in-capital was recognized.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.00% Convertible Senior Notes

On March 16, 2010, the Company issued $100.0 million aggregate principal amount of the 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On April 1, 2010, the underwriters of the 3.00% Notes exercised their full over-allotment option, and the Company issued an additional $15.0 million aggregate principal amount of 3.00% Notes. The 3.00% Notes will bear interest at a rate of 3.00% per annum until maturity. Interest on the 3.00% Notes will accrue from March 22, 2010. Interest will be payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2010. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 25.8987 shares of common stock per $1,000 principal amount of the 3.00% Notes (which is equal to an initial conversion price of approximately $38.61 per common share) subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $50.193); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the indenture, dated March 22, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee, which governs the 3.00% Notes (the “Indenture”). Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the Indenture. Upon any conversion of the 3.00% Notes, the Company will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of the Company’s common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of the Company’s common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock.

The Company may not redeem the 3.00% Notes prior to the maturity date. Holders of the 3.00% Notes may require the Company to repurchase all or a portion of the 3.00% Notes on or after September 15, 2019. If the Company experiences specified types of fundamental changes, as defined in the Indenture, holders of 3.00% Notes may require the Company to repurchase the 3.00% Notes. Any repurchase of the 3.00% Notes pursuant to this provision will be for cash at a price equal to 100% of the principal amount of the 3.00% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date. Additionally, in the event of a make-whole fundamental change, as defined in the Indenture, the holders of the 3.00% Notes may be entitled to a make-whole premium in the form of an increase in the conversion rate.

The net proceeds from the issuance of the 3.00% Notes were used to redeem the Company’s then outstanding 8.25% Senior Subordinated Notes (the “8.25% Notes”) which were redeemed on March 30, 2010 at a redemption price of 102.75% plus accrued interest, and to pay $16.6 million net cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the Company from the sale of the warrant transactions described below). Underwriters’ fees, recorded as a reduction of the 3.00% Notes balance, totaled $3.5 million and are being amortized over a period of ten years. The amount to be amortized each period is calculated using the effective interest method. Debt issues costs totaled $0.5 million and are also being amortized over a period of ten years using the effective interest method.

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

In connection with the issuance of the 3.00% Notes, the Company purchased ten-year call options on its common stock (the “3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to purchase a total of 3.0 million shares of its common stock at a purchase price of $38.61 per share. The total cost of the 3.00% Purchased Options was $45.9 million, which was recorded as a reduction to additional paid-in-capital in the accompanying Consolidated Balance Sheet. The cost of the 3.00% Purchased Options will be deductible as original issue discount for income tax purposes over the life of the 3.00% Notes (ten years); therefore, the Company has established a deferred tax asset, with a corresponding increase to additional paid-in capital, in the accompanying Consolidated Balance Sheet.

In addition to the purchase of the 3.00% Purchased Options, the Company sold warrants in separate transactions (the “3.00% Warrants”). The 3.00% Warrants have a ten-year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 3.00% Warrants are exercisable for a maximum of 3.0 million shares of the Company’s common stock at an exercise price of $56.74 per share, subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of the Company and other conditions, including a failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 3.00% Warrants is 5.3 million shares. On exercise of the 3.00% Warrants, the Company will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of the Company’s common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million, which were recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet at June 30, 2010.

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

For dilutive earnings per share calculations, the Company will be required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants. Since the average price of the Company’s common stock from the date of issuance through June 30, 2010, was less than $38.61, no net shares were issuable under the 3.00% Notes and the 3.00% Warrants. Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, such shares are excluded from Group 1’s dilutive shares outstanding as the impact would be anti-dilutive.

The Company determined the fair value of its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters of the 3.00% Notes for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 3.00% Notes and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its 3.00% Notes. As of June 30, 2010, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

June 30,
2010
(Dollars in
thousands)

Carrying amount of equity component	$25,359
Allocated underwriter fees, net of taxes	(760)
Allocated debt issuance cost, net of taxes	(112)

Total net equity component	$24,487

Deferred income tax component	$14,444

Principal amount of 3.00% Notes	$115,000
Unamortized discount	(39,866)
Unamortized underwriter fees	(2,194)

Net carrying amount of liability component	$72,940

Net impact on retained earnings(1)	$(413)

Effective interest rate of liability component	8.6%
Year-to-date contractual interest expense	$957
Year-to-date discount amortization(1)	$661
Unamortized debt issuance cost	$324

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective Janaury 1, 2009 as primarily codified in ASC 470.

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

During the six months ended June 30, 2010, the Company did not enter into any new interest rate derivatives. As of June 30, 2010 and December 31, 2009, the Company held interest rate swaps of $550.0 million in notional value that fixed its underlying LIBOR rate at a weighted average rate of 4.7%. At June 30, 2010, all of the Company’s derivative contracts were determined to be effective, and no significant ineffective portion was recognized in income. Included in its Consolidated Balance Sheets as liabilities from interest rate risk management activities, the fair value of the Company’s derivative financial instruments was $26.8 million and $30.6 million as of June 30, 2010 and December 31, 2009, respectively. Three of the Company’s interest rate swaps with aggregate notional amounts of $250.0 million expire in December 2010. As such, the fair value of these instruments is classified as a current liability in the accompanying Consolidated Balance Sheet. Included in accumulated other comprehensive loss at June 30, 2010 and 2009 are unrealized losses, net of income taxes, totaling $16.7 million and $23.4 million, respectively, related to these hedges. For the three and six months ended June 30, 2010, the impact of these interest rate hedges increased floorplan interest expense by $5.3 million and $10.4 million, respectively; for the three and six months ended June 30, 2009, the impact of these interest rate hedges increased floorplan interest expense by $5.0 million and $10.6 million, respectively. Total floorplan interest expense was $8.6 million and $7.9 million for the three months ended June 30, 2010 and 2009, respectively, and $16.2 million and $16.8 million for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets. The Company had no material gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for either the six months ended June 30, 2010 or 2009, respectively.

				Amount of Gain (Loss)
	Amount of Gain (Loss),			Reclassified from
	Net of Tax, Recognized			OCI into Statements
	in OCI			of Operations
	Six Months Ended		Location of Gain (Loss)	Six Months Ended
Derivatives in Cash	June 30,		Reclassified from OCI into	June 30,
Flow Hedging Relationship	2010	2009	Statements of Operations	2010	2009
	(In thousands)			(In thousands)

Interest rate swap contracts	$2,382	$4,484	Floorplan interest expense	$(10,367)	$(10,625)
			Other interest expense	(1,868)	(1,130)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $13.8 million.

9.	PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	June 30,	December 31,
	in Years	2010	2009
		(In thousands)

Land	—	$150,602	$155,623
Buildings	30 to 40	221,983	236,261
Leasehold improvements	up to 30	78,041	72,346
Machinery and equipment	7 to 20	54,334	54,311
Furniture and fixtures	3 to 10	50,448	49,502
Company vehicles	3 to 5	9,105	9,808
Construction in progress	—	4,541	6,505

Total		569,054	584,356
Less accumulated depreciation and amortization		114,634	108,528

Property and equipment, net		$454,420	$475,828

During the six months ended June 30, 2010, the Company incurred $7.7 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities.

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

The Company evaluated its financial and non-financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 as discussed below. See Note 8, “Derivative Instruments and Risk Management Activities” for disclosures related to interest rate derivatives.

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

The Company, within its trust accounts, also holds investments in debt instruments, such as government obligations and other fixed income securities. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the hierarchy framework. In addition, the Company periodically invests in unsecured, corporate demand obligations with manufacturer-affiliated finance companies, which bear interest at a variable rate and are redeemable on demand by the Company. Therefore, the Company has classified these demand obligations as cash and cash equivalents on the Consolidated Balance Sheet. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.

Further, the Company holds real estate investments, primarily associated with non-operational dealership facilities, that qualify as held-for-sale assets. Upon the initial categorization of an asset as held-for-sale, the Company adjusts the carrying value of the asset if an impairment exists, based upon an estimate or fair value that utilizes third-party appraisals and brokers’ opinions of value, and suspends depreciation of the asset. Subsequent impairment evaluations, which are required when an indicator exists that the carrying value of the asset may not be recoverable, are based on measurements of fair value utilizing third-party appraisals, brokers’ opinions of value and arms-length transactions. During the three months ended June 30, 2010, the Company recognized a pretax impairment charge of $1.5 million, primarily as a result of a letter of intent that was entered into with a third party to sell one of these real estate investments.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s short-term investments, assets held-for-sale, debt securities and interest rate derivative financial instruments as of June 30, 2010 were as follows:

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Marketable securities — money market	$765	$—	$—	$765
Assets held-for-sale	—	26,304	—	26,304
Debt securities:
Demand obligations	—	20,126	—	20,126
Collateralized mortgage obligations	—	1,907	—	1,907
Corporate bonds	—	1,105	—	1,105
Municipal obligations	—	1,003	—	1,003
Mortgage backed	—	832	—	832

Total debt securities	$—	$24,973	$—	$24,973

Total	$765	$51,277	$—	$52,042

Liabilities:
Interest rate derivative financial instruments	$—	$26,753	$—	$26,753

Total	$—	$26,753	$—	$26,753

11.	COMMITMENTS AND CONTINGENCIES

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

In June 2010, Toyota Motor Sales, U.S.A., Inc. (“Toyota”) filed a lawsuit against the Company in the U.S. District Court for the District of South Carolina, seeking a declaratory judgment to (i) withhold its consent to the sale of certain Toyota/Scion and Lexus dealerships in Charleston, South Carolina, and (ii) require the Company to indemnify Toyota for any and all claims asserted by the seller if the Court determined that Toyota could not lawfully withhold its consent. On July 13, 2010, prior to Group 1 filing its answer to respond to such claims, Toyota dismissed its lawsuit because the seller elected to terminate the purchase agreement with Group 1 and sell its dealerships to a third party which rendered Toyota’s lawsuit moot.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $28.0 million as of June 30, 2010. Of the total obligation, $7.6 million of the remaining rental payment obligations are associated with facilities operated as a Chrysler or General Motor Brand dealership. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. The Company does not anticipate that the costs of such compliance will have a material adverse effect on its business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of its operations and the extensive legal and regulatory framework applicable to its business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, establishes a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. In addition, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, has the potential to increase its future annual employee health care costs. Further, new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact its business. The Company does not have any material known environmental commitments or contingencies.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net income	$12,769	$10,082	$20,750	$18,457
Other comprehensive income:
Change in fair value of interest rate derivatives	1,745	5,736	2,382	4,484
Unrealized gain (loss) on investments	(12)	133	(24)	246
Unrealized loss on currency translations	126	4,253	(1,511)	3,773

Total comprehensive income	$14,628	$20,204	$21,597	$26,960

13.	DISPOSITIONS AND ACQUISITIONS

On March 1, 2010, the Company acquired two BMW/Mini dealerships in the Southeast region of the U.K. with anticipated annual revenues of $161.5 million. And, in April 2010, the Company acquired a Toyota/Scion dealership and an Audi dealership located in South Carolina, with expected aggregate annual revenues of $69.5 million. Consideration paid for these dealerships totaled $34.6 million, including the amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of associated real estate. The vehicle inventory was subsequently financed through borrowings under the Company’s credit facility with BMW Financial Services or the Floorplan Line.

In January 2010, the Company was awarded two Sprinter franchises located in two separate Mercedes-Benz stores in Georgia and New York. The Company was also granted a Mini franchise in May 2010 located in a BMW store in Texas.

During the first six months of 2010, the company disposed of a Ford-Lincoln-Mercury dealership in Florida along with the associated real estate. Gross consideration received was $35.0 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance. As a result, the Company recognized a $5.1 million pretax loss, which is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

During the first six months of 2009, the Company disposed of two other franchises: a Volvo franchise located in New York and a Ford franchise, including the associated real estate, also located in Florida. Consideration received for the two franchises totaled $20.8 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables include the Condensed Consolidating Balance Sheet as of December 31, 2009, and the related Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2009, for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). On March 30, 2010, the Company completed the redemption of its then outstanding 8.25% Notes, therefore, only those periods during which the 8.25% Notes were outstanding have been presented. The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2009

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

Revenue	$1,108,755	$—	$—	$1,079,278	$29,477
Cost of Sales	917,640	—	—	892,255	25,385

Gross profit	191,115	—	—	187,023	4,092
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	151,113	—	957	146,535	3,621
DEPRECIATION AND
AMORTIZATION EXPENSE	6,462	—	—	6,175	287
ASSET IMPAIRMENTS	2,040	—	—	2,040	—

INCOME (LOSS) FROM OPERATIONS	31,500	—	(957)	32,273	184
OTHER INCOME (EXPENSE)
Floorplan interest expense	(7,857)	—	—	(7,733)	(124)
Other interest expense, net	(7,576)	—	—	(7,452)	(124)
Gain on redemption of long-term debt	232	—	—	232	—
Other expense, net	(5)	—	—	(5)	—
Equity in earnings of subsidiaries	—	(11,039)	11,039	—	—

INCOME (LOSS) BEFORE INCOME TAXES	16,294	(11,039)	10,082	17,315	(64)
BENEFIT (PROVISION) FOR INCOME TAXES	(6,212)	—	—	(6,248)	36

NET INCOME (LOSS)	$10,082	$(11,039)	$10,082	$11,067	$(28)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2009

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

Revenue	$2,128,572	$—	$—	$2,076,171	$52,401
Cost of Sales	1,754,803	—	—	1,709,975	44,828

Gross profit	373,769	—	—	366,196	7,573
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	304,347	—	1,846	295,771	6,730
DEPRECIATION AND
AMORTIZATION EXPENSE	12,875	—	—	12,332	543
ASSET IMPAIRMENTS	2,135	—	—	2,135	—

INCOME (LOSS) FROM OPERATIONS	54,412	—	(1,846)	55,958	300
OTHER INCOME (EXPENSE)
Floorplan interest expense	(16,819)	—	—	(16,593)	(226)
Other interest expense, net	(14,539)	—	—	(14,271)	(268)
Gain on redemption of long-term debt	7,613	—	—	7,613	—
Other expense, net	(2)	—	—	(2)	—
Equity in earnings of subsidiaries	—	(20,303)	20,303	—	—

INCOME (LOSS) BEFORE INCOME TAXES	30,665	(20,303)	18,457	32,705	(194)
BENEFIT (PROVISION) FOR INCOME TAXES	(12,208)	—	—	(12,262)	54

NET INCOME (LOSS)	$18,457	$(20,303)	$18,457	$20,443	$(140)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009

		Group 1	Guarantor	Non-Guarantor
	Total Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$326,213	$(1,846)	$330,068	$(2,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in acquisitions, net of cash received	(3,754)	—	(3,754)	—
Proceeds from sales of franchises and related real estate	7,170	—	7,170	—
Purchases of property and equipment	(9,361)	—	(9,030)	(331)
Proceeds from sales of property and equipment	13,882	—	13,882	—
Other	1,683	—	(320)	2,003

Net cash provided by investing activities	9,620	—	7,948	1,672

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	1,656,804	—	1,656,804	—
Repayments on credit facility — Floorplan Line	(1,936,484)	—	(1,936,484)	—
Repayments on credit facility — Acquisition Line	(100,000)	—	(100,000)	—
Borrowings on credit facility — Acquisition Line	80,000	—	80,000	—
Borrowings on mortgage facility	27,850	—	27,850	—
Principal payments on mortgage facility	(14,936)	—	(14,936)	—
Redemption of long-term debt	(17,479)	—	(17,479)	—
Principal payments of long-term debt related to real estate loans	(32,528)	—	(32,482)	(46)
Principal payments of other long-term debt	(1,226)	—	(1,226)	—
Proceeds from issuance of common stock to benefit plans	1,367	1,367	—	—
Tax effect from stock-based compensation	(523)	—	(523)	—
Mortgage debt refinance charges	(534)	—	(534)	—
Borrowings (repayments) with subsidiaries	—	18,401	(18,401)	—
Investment in subsidiaries	—	(69,153)	67,796	1,357
Distributions to parent	—	51,231	(51,231)	—

Net cash provided by (used in) financing activities	(337,689)	1,846	(340,846)	1,311

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,239	—	—	1,239

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(617)	—	(2,830)	2,213
CASH AND CASH EQUIVALENTS, beginning of period	23,144	—	22,598	546

CASH AND CASH EQUIVALENTS, end of period	$22,527	$—	$19,768	$2,759

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases and dividends;

•	future capital expenditures;

•	changes in sales volumes and credit for customer financing in new and used vehicles and sales volumes in the parts and service markets;

•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels; and

•	availability of financing for inventory, working capital, real estate and capital expenditures.

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the recent economic recession substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control changes legislation, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, Mercedes-Benz, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress, bankruptcy or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	the immediate concerns over the financial viability of one or more of the domestic manufacturers (i.e., Chrysler, General Motors and Ford) could result in, or in the case of Chrysler and General Motors, has resulted in a restructuring of these companies, up to and including bankruptcy; and, as such, we may suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

•	requirements imposed on us by our manufacturers may require dispositions or limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	manufacturer quality issues may negatively impact vehicle sales and brand reputation;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	the inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

These factors, as well as additional factors that could affect our operating results and performance are described in our 2009 Form 10-K, under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere within this quarterly report. Should one or more of the risks or uncertainties described above or elsewhere in this quarterly report or in the documents incorporated by reference occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We urge you to carefully consider those factors, as well as factors described in our reports filed from time to time with the Securities and Exchange Commission (the “SEC”) and other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made, except to the extent required by applicable law.

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

Overview

We are a leading operator in the automotive retail industry. As of June 30, 2010, we owned and operated 126 franchises, representing 32 brands of automobiles, at 96 dealership locations and 22 collision service centers in the United States of America (the “U.S.”) and ten franchises at five dealerships and three collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of June 30, 2010, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) the Central (43 dealerships in Kansas, Oklahoma and Texas); and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

Since September 2008, the U.S. and global economies have suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. Through the first six months of 2010, economic trends have stabilized and consumer demand for new and used vehicles has shown some improvement. According to industry experts, the June 2010 seasonally adjusted annual rate of sales (or “SAAR”) was 11.0 million units, compared to a 9.7 million SAAR a year ago.

The highly-publicized concerns regarding Toyota product quality that surfaced in the first three months of 2010 impacted our results of operations. Toyota responded to the product quality concerns by initially suspending the sale of a number of Toyota models for up to two weeks during the first quarter of 2010. Our new and used vehicle sales were negatively impacted as this stop sale related to about 60% of our Toyota sales volume. Toyota later issued two major recalls to address the quality issues, which has bolstered our warranty parts and service business through the first six months of 2010. The manufacturer’s recalls are anticipated to have a positive effect on our warranty parts and service business through at least the third quarter of 2010. However, the near and intermediate-term impact of these product quality issues to Toyota’s brand reputation, as well as the resulting impact to our new and used vehicle businesses, cannot be accurately predicted at this time. While Toyota has offered incentivized financing rates and free maintenance programs during most of 2010 to stimulate new vehicle sales, no assurances can be made that the manufacturer will continue to provide such offers or that other manufacturers will continue to follow suit. In addition to the product issues that we faced with Toyota during the first quarter, our operating results were also negatively impacted by severe weather events in January and February of 2010 in parts of the Northeast, Oklahoma and Texas. The impact of future weather events, if any, cannot be predicted.

Our operations have and we believe that our operations will continue to generate positive cash flow. As such, we are focused on maximizing the return on the capital that we generate from our operations and positioning our balance sheet to take advantage of investment opportunities as they arise. Despite the challenging retail and economic environment, we believe that opportunities exist to invest in our operations and improve profitability, including (i) focusing on our higher margin parts and service business by enhancing the cost effectiveness of our marketing efforts, implementing strategic selling methods and improving operational efficiencies and (ii) expanding our collision business footprint.

We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners in this area. We anticipate that 2010 capital spending will be less than $35.0 million.

We remain committed to our growth-by-acquisition strategy and, with the prolonged nature of the anticipated economic recovery, we believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria. We completed the acquisition of four franchises located in the Southeast region of the U.K. with expected annual revenues of $161.5 million and two franchises in South Carolina with expected annual revenues of $69.5 million, during the six months ended June 30, 2010. In addition, we were awarded two franchises located in Georgia and New York with expected annual revenues of $11.2 million and one franchise located in Texas with expected annual revenues of $11.0 million. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.

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

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.

For the three months ended June 30, 2010 and 2009, we realized net income of $12.8 million and $10.1 million, respectively, and diluted income per share of $0.54 and $0.43, respectively. For the six months ended June 30, 2010 and 2009, we realized net income of $20.8 million and $18.5 million, respectively, and a diluted income per share of $0.88 and $0.80, respectively. We generated cash flow of $19.0 million for the six months ended June 30, 2010, while we used $0.6 million in the six months ended June 30, 2009. Included in our cash flow during the six months ended June 30, 2010, we issued $115.0 million of convertible notes in the first half of 2010. We used a portion of the proceeds from this offering to redeem the remaining outstanding face value of our 8.25% Senior Subordinated Notes (the “8.25% Notes”) and to execute convertible note hedge transactions with respect to our common stock, which effectively increased the conversion rate of the convertible notes. Included in our cash flow for the six months ended June 30, 2009 was the net repayment of $20.0 million associated with our Acquisition Line borrowings.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Unit Sales
Retail Sales
New Vehicle	25,101	19,954	45,732	37,885
Used Vehicle	17,636	13,914	32,629	27,006

Total Retail Sales	42,737	33,868	78,361	64,891
Wholesale Sales	8,692	6,426	15,408	12,855

Total Vehicle Sales	51,429	40,294	93,769	77,746
Gross Margin
New Vehicle Retail Sales	5.7%	5.7%	5.9%	5.6%
Total Used Vehicle Sales	8.5%	9.5%	8.6%	9.6%
Parts and Service Sales	54.2%	52.7%	53.9%	52.8%
Total Gross Margin	16.0%	17.2%	16.5%	17.6%
SG&A(1) as a % of Gross Profit	80.5%	79.1%	80.9%	81.4%
Operating Margin	2.5%	2.8%	2.6%	2.6%
Pretax Margin	1.5%	1.5%	1.3%	1.4%
Finance and Insurance Revenues per Retail Unit Sold	$1,001	$964	$1,024	$997

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.

During the first half of 2010, the industry has experienced a modest increase in the SAAR of new vehicle unit sales. This increase is primarily related to the stabilization of the U.S. economic conditions and also aggressive new vehicle incentives initiated by many manufacturers. While SAAR is still low compared to the years before the recession, it has risen from 9.7 million at June 30, 2009 to 11.0 million at June 30, 2010. Helped by this improved sales environment, our new vehicle retail sales for the six months ended June 30, 2010 improved over the comparable period of 2009 by 23.9%, despite the two week stop sale on 60% of our Toyota sales volume and the unfavorable weather events experienced in the first quarter of 2010. We believe that our performance has outpaced the national average retail results, as well as the specific performances of the major brands we represent and the markets in which we operate.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The improved new vehicle business in the first half of 2010 stimulated used vehicle traffic and an increase in quality used vehicle trade-ins that positively impacted our used vehicle retail sales. While the retail margin pressure that we experienced through much of 2009 persisted during 2010, we have experienced used vehicle margin improvement over the fourth quarter of 2009 levels. Further, the wholesale side of the business experienced increases in both units and gross profits for the three and six months ended June 30, 2010 as compared to the same periods in 2009.

Our parts and service sales were positively impacted by the Toyota recalls during the first half of 2010 that affected approximately 6.0 million vehicles. Parts and service margins were enhanced for the first six months of

2010 primarily as a result of additional internal work, resulting from increased new and used vehicle sales. In addition, the Toyota warranty campaigns primarily require labor services, which generate higher margins than the corresponding parts sales. Our consolidated finance and insurance income per retail unit sold (“PRU”) also increased in the second quarter of 2010 as compared to 2009, primarily driven by an improvement in penetration rates on our finance and vehicle service contract offerings. However, our total gross margin declined for the three and six months ended June 30, 2010, as a result of the shift in business mix towards the lower margin new and used vehicle businesses and the period-over-period decrease in margins in our used vehicle business.

Our consolidated selling, general and administrative (“SG&A”) expenses increased in absolute dollars, and increased as a percentage of gross profit by 140 basis points to 80.5% for the three months ended June 30, 2010, from the comparable period in 2009. SG&A was negatively impacted during the second quarter of 2010 by a $5.1 million pretax loss realized primarily from the disposal of a dealership franchise and the related real estate in Florida, as well as severance charges of $0.6 million associated with the dealerships acquired in the U.K. in the first quarter of 2010. These two items raised SG&A as a percent of gross profit by 2.5 percentage points. For the six months ended June 30, 2010, our consolidated SG&A expenses increased in absolute dollars, but decreased as a percentage of gross profit by 50 basis points to 80.9% from the comparable period in 2009, primarily as a result of the improved gross profit and our cost rationalization efforts that have resulted in a leaner organization, and partially offset by the impact of the loss on dealership disposal and severance charges.

The combination of all of these factors including a $1.5 million asset impairment resulted in an operating margin of 2.5% for the three months ended June 30, 2010, a 30 basis-point decrease from 2009. Our operating margin remained flat at 2.6% for the six months ended June 30, 2010 when compared to 2009.

Our floorplan interest expense increased 9.9% for the three months June 30, 2010, as compared to the second quarter of 2009, primarily as a result of an increase in our weighted average outstanding borrowings, and decreased 3.7% for the six months ended June 30, 2010 compared to the same period in 2009. Other interest expense decreased 17.3% and 8.0% for the three and six months ended June 30, 2010, respectively, primarily attributable to decreases in our weighted average outstanding borrowings, and an increase in interest income. As a result, our pretax margin for the three months ended June 30, 2010 remained flat at 1.5% as compared to the second quarter of 2009. For the six months ending June 30, 2010, including the $3.9 million loss on the extinguishment of the 8.25% Notes in 2010 and the $7.4 million gain on redemption of a portion of our 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”) in the first quarter of 2009, our pretax margin decreased 10 basis points.

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

Results of Operations

The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2010 and 2009, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three and six months ended June 30, 2010 as compared to 2009:

Total Same Store Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Revenues
New vehicle retail	$753,660	26.5%	$595,966	$1,386,699	22.7%	$1,130,060
Used vehicle retail	320,627	31.7%	243,479	593,126	28.4%	462,066
Used vehicle wholesale	51,444	52.7%	33,700	93,032	37.9%	67,477
Parts and Service	187,271	4.8%	178,665	370,035	4.4%	354,525
Finance, insurance and other	41,955	31.4%	31,928	79,071	24.9%	63,322

Total revenues	$1,354,957	25.0%	$1,083,738	$2,521,963	21.4%	$2,077,450
Cost of Sales
New vehicle retail	$710,452	26.5%	$561,537	$1,305,246	22.4%	$1,066,501
Used vehicle retail	289,414	32.5%	218,380	535,999	29.8%	413,044
Used vehicle wholesale	50,217	53.9%	32,633	90,135	37.8%	65,420
Parts and Service	85,796	1.7%	84,370	170,394	1.9%	167,153

Total cost of sales	$1,135,879	26.6%	$896,920	$2,101,774	22.8%	$1,712,118

Gross profit	$219,078	17.3%	$186,818	$420,189	15.0%	$365,332

Selling, general and administrative expenses	$169,332	14.1%	$148,358	$332,589	12.4%	$295,988
Depreciation and amortization expenses	$6,423	1.8%	$6,307	$12,825	1.8%	$12,598
Floorplan interest expense	$8,428	8.2%	$7,786	$15,933	(4.2)%	$16,636
Gross Margin
New Vehicle Retail	5.7%		5.8%	5.9%		5.6%
Used Vehicle	8.7%		9.4%	8.7%		9.6%
Parts and Service	54.2%		52.8%	54.0%		52.9%
Total Gross Margin	16.2%		17.2%	16.7%		17.6%
SG&A as a % of Gross Profit	77.3%		79.4%	79.2%		81.0%
Operating Margin	3.2%		3.0%	3.0%		2.7%
Finance and Insurance Revenues per Retail Unit Sold	$1,028	6.3%	$967	$1,044	4.2%	$1,002

The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and six months ended June 30, 2010 and 2009.

New Vehicle Retail Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	24,034	23.1%	19,524	44,256	19.6%	37,015
Transactions	1,067		430	1,476		870

Total	25,101	25.8%	19,954	45,732	20.7%	37,885
Retail Sales Revenues
Same Stores	$753,660	26.5%	$595,966	$1,386,699	22.7%	$1,130,060
Transactions	32,191		12,626	45,273		25,824

Total	$785,851	29.1%	$608,592	$1,431,972	23.9%	$1,155,884
Gross Profit
Same Stores	$43,208	25.5%	$34,429	$81,453	28.2%	$63,559
Transactions	1,903		551	3,032		895

Total	$45,111	29.0%	$34,980	$84,485	31.1%	$64,454
Gross Profit per Retail
Unit Sold
Same Stores	$1,798	2.0%	$1,763	$1,840	7.2%	$1,717
Transactions	$1,784		$1,281	$2,054		$1,029
Total	$1,797	2.5%	$1,753	$1,847	8.6%	$1,701
Gross Margin
Same Stores	5.7%		5.8%	5.9%		5.6%
Transactions	5.9%		4.4%	6.7%		3.5%
Total	5.7%		5.7%	5.9%		5.6%

The economic slowdown that began in 2008 in the U.S. resulted in declining new vehicle sales over the past two years. As U.S. economic conditions have recently begun to stabilize, most of our new vehicle brands generated improved sales and margin results. Aggressive manufacturer incentives were initiated in the first and continued through the second quarter of 2010 further stimulating consumer activity. For the three months ended June 30, 2010, as compared to the corresponding period in 2009, Same Store new vehicle unit sales and revenues increased 23.1% and 26.5%, respectively. We experienced increases in Same Store unit sales and revenues in our domestic, import and luxury categories. Our Same Store revenues PRU improved 2.7% to $31,358 in the second quarter of 2010, outpacing our Same Store gross profit PRU improvement of 2.0% to $1,798. As a result, our Same Store gross margin fell 10 basis points from 5.8% in 2009 to 5.7% in the second quarter of 2010. Our Same Store gross profit increased 25.5% to $43.2 million in the second quarter of 2010, compared to the corresponding period in 2009, reflecting the improved volume and profit per unit.

The modest economic recovery and the increase in SAAR, as well as improved performance at our dealerships, as compared to 2009 led to increased new vehicle sales and profits for the six months ended June 30, 2010, as well. For the six months ended June 30, 2010, as compared to the corresponding period in 2009, Same Store new vehicle unit sales and revenues increased 19.6% and 22.7%, respectively. We experienced increases in Same Store unit sales and revenues in each of our brand categories. Our Same Store revenues PRU improved 2.6% to $31,334 for the six months ended June 30, 2010. Same Store new vehicle retail sales revenues increased $256.6 million to $1,386.7 million, and our gross margin increased 30 basis points from 5.6% in 2009 to 5.9% for the first six months of 2010. Our Same Store gross profit increased 28.2% to $81.5 million in the first six months of 2010, compared to the corresponding period in 2009, and gross profit PRU improved to $1,840 in the second quarter of 2010 from $1,717 during the same period in 2009.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
Toyota	8,599	25.3%	6,865	15,769	19.8%	13,164
Honda	3,083	14.6	2,690	5,678	10.9	5,121
Nissan	3,541	41.3	2,506	6,809	48.0	4,601
BMW	2,183	6.0	2,060	3,966	7.6	3,685
Ford	2,212	36.6	1,619	4,103	32.7	3,091
Chrysler	753	(21.9)	964	1,322	(32.1)	1,947
Mercedes-Benz	1,387	29.1	1,074	2,549	16.3	2,192
General Motors	1,061	40.3	756	1,813	24.3	1,459
Other	1,215	22.7	990	2,247	28.0	1,755

Total	24,034	23.1%	19,524	44,256	19.6%	37,015

Our retail car unit sales increased by 21.5% in the second quarter of 2010, and our retail truck unit sales increased by 25.3%, as compared with the same period in 2009. We believe that our performance has outpaced the national average retail results, as well as the specific performances of most of the major brands we represent and the markets in which we operate. As the economy recovers, we anticipate that total industry-wide sales of new vehicles throughout 2010 will be higher than 2009. However, the level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turnover. To further mitigate our exposure to interest rate fluctuations, we have entered into interest rate swaps with an aggregate notional amount of $550.0 million as of June 30, 2010, at a weighted average LIBOR interest rate of 4.7%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in this declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.0% in the third quarter of 2007 to 49.9% in the fourth quarter of 2008. For the quarter ended June 30, 2010, the floorplan assistance as a percentage of our consolidated interest expense was 70.5%. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended June 30, 2010 and 2009 was $6.1 million and $4.7 million, respectively.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. As we entered the historically stronger summer selling season, we increased our new vehicle inventory levels by $56.9 million, or 13.3%, from $427.9 million as of December 31, 2009 to $484.9 million as of June 30, 2010. Further, our consolidated days’ supply of new vehicle inventory increased to 57 days at June 30, 2010 from 55 days at June 30, 2009. Generally, we are comfortable with our new vehicle inventory levels, given the current and projected selling environment, although we may be short on select models.

Used Vehicle Retail Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	16,764	24.2%	13,502	31,455	20.1%	26,181
Transactions	872		412	1,174		825

Total	17,636	26.8%	13,914	32,629	20.8%	27,006
Retail Sales Revenues
Same Stores	$320,627	31.7%	$243,479	$593,126	28.4%	$462,066
Transactions	19,515		6,291	26,625		12,563

Total	$340,142	36.2%	$249,770	$619,751	30.6%	$474,629
Gross Profit
Same Stores	$31,213	24.4%	$25,099	$57,127	16.5%	$49,022
Transactions	1,333		729	1,856		1,412

Total	$32,546	26.0%	$25,828	$58,983	17.0%	$50,434
Gross Profit per Retail
Unit Sold
Same Stores	$1,862	0.2%	$1,859	$1,816	(3.0)%	$1,872
Transactions	$1,529		$1,769	$1,581		$1,712
Total	$1,845	(0.6)%	$1,856	$1,808	(3.2)%	$1,868
Gross Margin
Same Stores	9.7%		10.3%	9.6%		10.6%
Transactions	6.8%		11.6%	7.0%		11.2%
Total	9.6%		10.3%	9.5%		10.6%

Used Vehicle Wholesale Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Wholesale Unit Sales
Same Stores	8,199	30.5%	6,281	14,836	18.3%	12,538
Transactions	493		145	572		317

Total	8,692	35.3%	6,426	15,408	19.9%	12,855
Wholesale Sales Revenues
Same Stores	$51,444	52.7%	$33,700	$93,032	37.9%	$67,477
Transactions	4,234		949	5,158		1,908

Total	$55,678	60.7%	$34,649	$98,190	41.5%	$69,385
Gross Profit (Loss)
Same Stores	$1,227	15.0%	$1,067	$2,897	40.8%	$2,057
Transactions	(107)		41	(114)		(5)

Total	$1,120	1.1%	$1,108	$2,783	35.6%	$2,052
Gross Profit (Loss) per
Wholesale Unit Sold
Same Stores	$150	(11.8)%	$170	$195	18.9%	$164
Transactions	$(217)		$283	$(199)		$(16)
Total	$129	(25.0)%	$172	$181	13.1%	$160
Gross Margin
Same Stores	2.4%		3.2%	3.1%		3.0%
Transactions	(2.5)%		4.3%	(2.2)%		(0.3)%
Total	2.0%		3.2%	2.8%		3.0%

Total Used Vehicle Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Used Vehicle Unit Sales
Same Stores	24,963	26.2%	19,783	46,291	19.6%	38,719
Transactions	1,365		557	1,746		1,142

Total	26,328	29.4%	20,340	48,037	20.5%	39,861
Sales Revenues
Same Stores	$372,071	34.2%	$277,179	$686,158	29.6%	$529,543
Transactions	23,749		7,240	31,783		14,471

Total	$395,820	39.2%	$284,419	$717,941	32.0%	$544,014
Gross Profit
Same Stores	$32,440	24.0%	$26,166	$60,024	17.5%	$51,079
Transactions	1,226		770	1,742		1,407

Total	$33,666	25.0%	$26,936	$61,766	17.7%	$52,486
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,300	(1.7)%	$1,323	$1,297	(1.7)%	$1,319
Transactions	$898		$1,382	$998		$1,232
Total	$1,279	(3.4)%	$1,324	$1,286	(2.4)%	$1,317
Gross Margin
Same Stores	8.7%		9.4%	8.7%		9.6%
Transactions	5.2%		10.6%	5.5%		9.7%
Total	8.5%		9.5%	8.6%		9.6%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. Thus far during 2010, the increase in new vehicle retail sales has translated into an increase in used vehicle traffic and the number of used vehicle trade-ins, which bolstered our supply of quality used vehicles. This resulted in increases in our Same Store used retail unit sales and in our Same Store used retail revenues in the second quarter of 2010 of 24.2% and 31.7%, respectively as compared to the same period in 2009, and for the six months ended June 30, 2010 of 20.1% and 28.4% respectively, as compared to the corresponding period in 2009. Our average sales price PRU increased 6.1% and 6.8% in the second quarter and first half of 2010, respectively.

Our certified pre-owned (“CPO”) volume increased 29.9% to 6,225 for the three months ended June 30, 2010 as compared to the same period of 2009, corresponding to the overall lift in used retail volume. As a percentage of total retail sales, CPO units increased to 35.3% of total used retail units for the three months ended June 30, 2010 as compared to 34.4% for the same period of 2009. CPO units represented 34.4% of total used retail units for the six months ended June 30, 2010, as compared to 33.4% for the same period in 2009.

Gross profit per used retail unit increased 0.2% in the second quarter of 2010, but was outpaced by the increase in average sales price PRU. As a result, our Same Store used retail vehicle margins declined 60 basis points to 9.7%. Price relativities between new and used vehicles continued to pressure used retail vehicle margins. For the six months ended June 30, 2010, gross profit per used retail unit decreased 3.0%, and coupled with the increase in average sales price PRU, our Same Store used retail vehicle margins declined by 100 basis points to 9.6% as compared to the same period in 2009.

With the increase in new vehicle sales and trade-in activity, we also experienced an increase in our wholesale used vehicles sales of 52.7% on 30.5% more units for the quarter ended June 30, 2010, and 37.9% on 18.3% more units for the six months ended June 30, 2010. Because of the limited availability of quality used vehicles, the price of vehicles sold at auction increased, leading to higher profits and margins in our wholesale vehicle business, on a year-over-year basis. Assuming that the stabilization of used vehicle values continues and used vehicle supply catches up with demand, we would expect the wholesale gross profit per unit to return to more normal levels, closer to break-even.

We continuously work to optimize our used vehicle inventory levels and, as such, will critically evaluate our used vehicle inventory levels in the coming months to provide adequate supply and selection. Our days’ supply of used vehicle inventory was 29 days at June 30, 2010, which was down from December 31, 2009 levels of 31 days.

Parts and Service Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Parts and Service Revenues
Same Stores	$187,271	4.8%	$178,665	$370,035	4.4%	$354,525
Transactions	6,792		4,440	9,463		9,445

Total	$194,063	6.0%	$183,105	$379,498	4.3%	$363,970
Gross Profit
Same Stores	$101,475	7.6%	$94,295	$199,641	6.5%	$187,372
Transactions	3,625		2,265	5,030		4,753

Total	$105,100	8.8%	$96,560	$204,671	6.5%	$192,125
Gross Margin
Same Stores	54.2%		52.8%	54.0%		52.9%
Transactions	53.4%		51.0%	53.2%		50.3%
Total	54.2%		52.7%	53.9%		52.8%

Our Same Store parts and service revenues increased 4.8% for the three months ended June 30, 2010, primarily driven by a 3.5% increase in customer-pay parts and service and an 8.6% increase in wholesale parts sales. We also experienced a 5.0% increase in warranty parts and service revenues and a 3.9% increase in our collision revenues. Same Store parts and service revenues increased 4.4% for the six months ended June 30, 2010, as compared to the same period a year ago, primarily from increases in our customer-pay parts and service revenues, our wholesale business and our warranty parts and service revenues.

Our Same Store wholesale parts business increased for the three and six months ended June 30, 2010, as compared to the comparable periods in 2009, primarily as a result of an increase in business with second-tier collision centers and repair shops, which was stimulated by the stabilization in the economy. The increase in Same Store customer-pay parts and service for the three and six months ended June 30, 2010, as compared to prior periods was primarily driven by our domestic brand dealerships.

The increase in our Same Store warranty parts and service revenue for the first half of 2010, as compared to the corresponding period in 2009, was primarily driven by the Toyota recalls that occurred during the first quarter of 2010, which affected approximately 6.0 million vehicles. The two major recalls included the floormat/accelerator recall, which affected approximately 5.3 million Toyota and Lexus vehicles, and the sticky accelerator pedal recall, which affected approximately 2.3 million Toyota vehicles. There were approximately 1.7 million units that were impacted by both recalls. However, this increase was partially offset by a decline in our warranty parts and services revenues from our Lexus and Mercedes-Benz brands.

Same Store parts and service gross profit for the three and six months ended June 30, 2010 increased 7.6% and 6.5%, respectively, from the comparable periods in 2009, while Same Store parts and service margins increased 140 and 110 basis points, respectively. These improvements were primarily a result of internal work generated by the increase in new and used retail vehicle sales volumes and the increased warranty work generated by the two major

Toyota recalls. These recall campaigns consist predominantly of labor services, which produce higher margins than the corresponding parts sales, and are comparable to our customer-pay business.

.

Finance and Insurance Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Retail New and Used Unit Sales
Same Stores	40,798	23.5%	33,026	75,711	19.8%	63,196
Transactions	1,939		842	2,650		1,695

Total	42,737	26.2%	33,868	78,361	20.8%	64,891
Retail Finance Fees
Same Stores	$13,925	35.1%	$10,306	$26,149	32.4%	$19,748
Transactions	507		268	722		540

Total	$14,432	36.5%	$10,574	$26,871	32.4%	$20,288
Vehicle Service Contract Fees
Same Stores	$18,085	36.9%	$13,210	$33,700	25.3%	$26,891
Transactions	160		298	219		568

Total	$18,245	35.1%	$13,508	$33,919	23.5%	$27,459
Insurance and Other
Same Stores	$9,945	18.2%	$8,412	$19,222	15.2%	$16,683
Transactions	153		145	239		274

Total	$10,098	18.0%	$8,557	$19,461	14.8%	$16,957
Total
Same Stores	$41,955	31.4%	$31,928	$79,071	24.9%	$63,322
Transactions	820		711	1,180		1,382

Total	$42,775	31.1%	$32,639	$80,251	24.0%	$64,704

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,028	6.3%	$967	$1,044	4.2%	$1,002
Transactions	$423		$844	$445		$815
Total	$1,001	3.8%	$964	$1,024	2.7%	$997

Our Same Store finance and insurance revenues increased by 31.4% to $42.0 million for the three months ended June 30, 2010, as compared to the same period in 2009. This improvement was primarily driven by the increases in new and used vehicle sales volumes. In addition, we experienced increases in finance and vehicle service contract penetration rates for the three months ended June 30, 2010. The increase in our finance penetration rate was primarily driven by the increase in manufacturer financing promotions that continued during the second quarter of 2010. These increases were partially offset by declines in our penetration rates for other finance and insurance products, primarily attributable to Toyota’s two-year free maintenance incentive program offer that continued through the second quarter of 2010. As a result, our Same Store revenues PRU for the three months ended June 30, 2010 improved 6.3% to $1,028.

For the first half of 2010, our Same Store finance and insurance revenues improved 24.9% over the comparable 2009 period, primarily as a result of the 19.8% increase in retail new and used unit sales. Our Same Store revenues PRU increased 4.2%, or $42, to $1,044 PRU sold for the six months ended June 30, 2010, as compared to the same in period in 2009, primarily as a result of the improvement in finance and vehicle service contract penetration rates.

Selling, General and Administrative Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Personnel
Same Stores	$101,035	15.2%	$87,708	$196,642	12.4%	$174,914
Transactions	4,804		2,328	6,454		4,870

Total	$105,839	17.6%	$90,036	$203,096	13.0%	$179,784
Advertising
Same Stores	$11,055	17.3%	$9,425	$21,279	22.9%	$17,312
Transactions	391		132	604		366

Total	$11,446	19.8%	$9,557	$21,883	23.8%	$17,678
Rent and Facility Costs
Same Stores	$21,901	1.1%	$21,671	$44,768	2.6%	$43,636
Transactions	1,217		771	1,750		1,918

Total	$23,118	3.0%	$22,442	$46,518	2.1%	$45,554
Other SG&A
Same Stores	$35,341	19.6%	$29,554	$69,900	16.3%	$60,126
Transactions	6,721		(476)	7,474		1,205

Total	$42,062	44.7%	$29,078	$77,374	26.2%	$61,331
Total SG&A
Same Stores	$169,332	14.1%	$148,358	$332,589	12.4%	$295,988
Transactions	13,133		2,755	16,282		8,359

Total	$182,465	20.7%	$151,113	$348,871	14.6%	$304,347

Total Gross Profit
Same Stores	$219,078	17.3%	$186,818	$420,189	15.0%	$365,332
Transactions	7,574		4,297	10,984		8,437

Total	$226,652	18.6%	$191,115	$431,173	15.4%	$373,769

SG&A as a % of Gross Profit
Same Stores	77.3%		79.4%	79.2%		81.0%
Transactions	173.4%		64.1%	148.2%		99.1%
Total	80.5%		79.1%	80.9%		81.4%
Employees	7,200		7,000	7,200		7,000

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

In response to the increasingly challenging automotive retailing environment, we implemented significant cost reduction actions beginning in the fourth quarter of 2008. These actions, which were completed in the first quarter of 2009, continued to provide benefit to us throughout the second quarter of 2010 in the form of a leaner cost organization. Coupled with the increase in gross profit, our Same Store SG&A as a% of Gross Profit improved 210 basis points to 77.3% for the three months ended June 30, 2010 and 180 basis points to 79.2% for the six months ended June 30, 2010, as compared to the same periods in 2009. Our absolute dollars of Same Store SG&A expenses increased by $21.0 million and $36.6 million, for the three and six months respectively, from the same periods in 2009, which was primarily attributable to personnel costs that is generally driven by the increased volume in vehicle sales. Our net advertising expenses increased by $1.6 million, or 17.3%, and $4.0 million, or 22.9%, for the three and six months ended June 30, 2010, from the same periods in 2009, following the general stabilization in the economy and efforts to capture market share and stimulate parts and service activity.

Our Same Store other SG&A increased $5.8 million and $9.8 million, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to increases in vehicle delivery expenses, tools and supplies and outside services and other areas that traditionally trend with sales volume. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Depreciation and Amortization Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Same Stores	$6,423	1.8%	$6,307	$12,825	1.8%	$12,598
Transactions	256		155	339		277

Total	$6,679	3.4%	$6,462	$13,164	2.2%	$12,875

Our Same Store depreciation and amortization expense increased 1.8% for the three and six months ended June 30, 2010, as compared to the same period of 2009. We continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Same Stores	$8,428	8.2%	$7,786	$15,933	(4.2)%	$16,636
Transactions	205		71	266		183

Total	$8,633	9.9%	$7,857	$16,199	(3.7)%	$16,819

Memo:
Manufacturer’s assistance	$6,089	28.9%	$4,725	$11,323	22.3%	$9,259

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on 1-month LIBOR rate (or Prime rate in some cases) plus a spread. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of June 30, 2010, we had interest rate swaps in place for an aggregate notional amount of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense.

Our Same Store floorplan interest expense increased $0.6 million, or 8.2%, during the three months ended June 30, 2010, compared to the corresponding period of 2009. The increase primarily reflects a $107.3 million increase in our weighted average floorplan borrowings outstanding, partially offset by a 54 basis-point decrease in our weighted average floorplan interest rates between the comparable periods, including the impact of our interest rate swaps. The Same Store decrease during the six months ended June 30, 2010 as compared to the same period last year is attributable to a $6.5 million decrease in our weighted average floorplan borrowings outstanding, as well as a 17 basis-point decrease in our weighted average floorplan interest rates between the respective periods, including the impact of our interest rate swaps.

Other Interest Expense, net

Other net interest expense, which consists of interest charges primarily on our Mortgage Facility, our Acquisition Line and our long-term debt, partially offset by interest income, decreased $1.3 million, or 17.3%, to $6.3 million for the three months ended June 30, 2010, from $7.6 million for the same period in 2009. This decrease was primarily due to an increase in interest income, the payoff of all borrowings outstanding on our Acquisition Line and the redemption of $11.7 million in aggregate face value of our 2.25% Notes since March 31, 2009. Our weighted average borrowings declined $44.7 million and $40.4 million for the three and six months ended June 30, 2010, as compared to the same period in 2009.

For the six months ended June 30, 2010, other net interest expense decreased $1.2 million, or 8.0%, to $13.4 million. This decrease was primarily due to an increase in interest income, the payoff of all borrowings outstanding on our Acquisition Line, the redemption of our 8.25% Notes on March 30, 2010 and the repurchase of $11.7 million in aggregate face value of our 2.25% Notes since March 31, 2009. Partially offsetting the decrease was interest expense related to our 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”), which were issued on March 16, 2010.

Included in other interest expense for the three months ended June 30, 2010 and 2009 is non-cash, discount amortization expense of $2.0 million and $1.4 million, respectively, representing the impact of the accounting for convertible debt. Based on the level of 2.25% Notes outstanding and the issuance of our 3.00% Notes during the latter part of the first quarter of 2010, we anticipate the ongoing annual non-cash discount amortization expense related to the convertible debt instruments to be $11.8 million, which will be included in other interest expense, net.

Gain/Loss on Redemption of Debt

On March 30, 2010, we completed the redemption of $74.6 million of our 8.25% Notes, representing the then outstanding balance, at a redemption price of 102.75% of the principal amount of the notes, utilizing proceeds from our 3.00% Notes offering. We incurred a $3.9 million pretax charge in completing the redemption, consisting primarily of a $2.1 million redemption premium, a $1.5 million write-off of unamortized bond discount and deferred costs and $0.3 million of other debt extinguishment costs. Total cash used in completing the redemption, excluding accrued interest of $0.8 million, was $77.0 million.

We did not repurchase any of our 2.25% Notes during the first six months of 2010. During the first six months of 2009, we repurchased $36.7 million par value of our outstanding 2.25% Notes for $17.3 million in cash, excluding $0.1 million of accrued interest, and realized a net gain of $8.2 million. In conjunction with the repurchases, $11.1 million of discounts, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options (the “2.25% Purchased Options”) acquired at the time the repurchased convertible notes were issued was $11.8 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the tax gain. Accordingly, we recorded a proportionate reduction in our deferred tax assets. No value was attributed to the equity component of the 2.25% Notes at the time of the redemption and, therefore, no adjustment to additional paid-in-capital was recognized.

In addition, during the six months ended June 30, 2009, we refinanced certain real estate related debt through borrowings from our Mortgage Facility. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

Provision for Income Taxes

Our provision for income taxes increased $2.2 million to $8.4 million for the three months ended June 30, 2010, from a provision of $6.2 million for the same period in 2009, primarily due to the increase of pretax book income. For the three months ended June 30, 2010, our effective tax rate increased to 39.6% from 38.1% for the same period in 2009. This increase was primarily due to the changes in certain state tax laws and rates, the mix of our pretax income from the taxable state jurisdictions in which we operate, as well as certain goodwill associated with a dealership disposed of during the three months ended June 30, 2010, that was not deductible for tax purposes.

Our provision for income taxes increased $1.3 million to $13.5 million for the six months ended June 30, 2010, from a provision of $12.2 million for the same period in 2009, primarily due to the increase of pretax book income.

For the six months ended June 30, 2010, our effective tax rate decreased to 39.4% from 39.8% for the same period in 2009. This decrease was primarily due to the changes in certain state tax laws and rates and the mix of our pretax income from the taxable state jurisdictions in which we operate.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2010 will be approximately 39.0%.

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

Sources of Liquidity and Capital Resources

Cash on Hand.  As of June 30, 2010, our total cash on hand was $32.2 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, that have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $72.0 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Six Months
	Ended June 30,
	2010	2009
	(In thousands)

Net cash provided by (used in) operating activities	$(56,051)	$326,213
Net cash provided by (used in) investing activities	(9,098)	9,620
Net cash provided by (used in) financing activities	84,030	(337,689)
Effect of exchange rate changes on cash	84	1,239

Net increase (decrease) in cash and cash equivalents	$18,965	$(617)

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

Operating activities.  For the six months ended June 30, 2010, we used $56.1 million in net cash flow from operating activities, primarily driven by $121.5 million in net changes in operating assets and liabilities partially offset by $20.8 million in net income and significant non-cash adjustments related to depreciation and amortization of $13.2 million, deferred income taxes of $12.2 million, and stock-based compensation of $5.2 million. Included in the net changes in operating assets and liabilities is $94.4 million of cash outflow due to increases in inventory levels and $31.1 million of cash outflow from increases of vehicles receivables, contracts-in-transit, accounts and notes receivables. These cash outflows were partially offset by $15.7 million of cash provided by increases in accounts payable and accrued expenses. In addition, cash flow from operating activities includes an adjustment of $3.9 million for the loss on the redemption of our 8.25% Notes, which is considered a cash flow from financing activities.

For the six months ended June 30, 2009, we generated $326.2 million in net cash flow from operating activities, primarily driven by $277.3 million in net changes in operating assets and liabilities, $18.5 million in net income and $39.5 million in adjustments for non-cash items. Included in the net changes in operating assets and liabilities is $303.6 million of cash flow provided by reductions in inventory levels and $38.0 million of cash flow from collections of vehicles receivables, contracts-in-transit, accounts and notes receivables, partially offset by $43.7 million of net repayments to manufacturer-affiliated floorplan lenders. The non-cash adjustments include $12.9 million in depreciation and amortization, $14.9 million in deferred income taxes and $2.1 million in non-cash asset impairment charges. In addition, cash flow from operating activities includes an adjustment of $7.6 million for gains from repurchase of $36.7 million of par value of our 2.25% Notes, which is considered a cash flow from financing activities.

Investing activities.  During the first six months of 2010, we used $9.1 million from investing activities, primarily as a result of $34.6 million used in dealership acquisitions, including vehicle and parts inventory and related property, and $13.7 million for purchases of property and equipment to construct new and improve existing facilities, including $6.0 million for real estate to be used in the future relocation of an existing dealership. These cash outflows were partially offset by $38.3 million in proceeds from the sale of dealership franchises, property and equipment during the six months ended June 30, 2010.

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

Financing activities.  We generated $84.0 million in financing activities during the six months ended June 30, 2010, consisting primarily of $115.0 million of proceeds from the issuance of our 3.00% Notes, $29.3 million from the sale of the associated 3.00% Warrants and $111.5 million in net borrowings under the Floorplan Line of our Revolving Credit Facility. These cash inflows were partially offset by the $77.0 million used to repurchase all of our outstanding 8.25% Notes, $45.9 million used for the 3.00% Purchased Options, $29.2 million of principal payments on the Mortgage Facility, which includes $24.2 million related to the disposition of our dealership in Florida, and $4.0 million in underwriters’ fees and debt issuance costs related to the 3.00% Notes offering. In addition, we used $19.2 million to repurchase treasury shares of our common stock during the second quarter of 2010. Included in the $111.5 million of net borrowings under the Floorplan Line of our Revolving Credit Facility is a net cash outflow of $0.5 million due to an increase in our floorplan offset account.

We used $337.7 million in financing activities during the six months ended June 30, 2009, consisting primarily of $279.7 million in net repayments under the Floorplan Line of our Revolving Credit Facility, $20.0 million in net repayments under the Acquisition Line of our Revolving Credit Facility, $17.5 million to repurchase $36.7 million par value of our 2.25% Notes, $14.9 million to repay a portion of our outstanding Mortgage Facility borrowings and $5.9 million in principal payments on other long term debt. Included in the $279.7 million of net repayments under the Floorplan Line of our Revolving Credit Facility is a net cash outflow of $0.6 million due to changes in our floorplan offset account. In addition, we refinanced our March 2008 and June 2008 Real Estate Loans through borrowings on our Mortgage Facility of $27.9 million. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

Working Capital.  At June 30, 2010, we had $140.3 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Credit Facilities.  Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our three most significant domestic revolving facilities currently provide us with a total of $1.15 billion of borrowing capacity for inventory floorplan financing, $235.0 million for real estate purchases, and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

Revolving Credit Facility.  Our Revolving Credit Facility, which is comprised of 20 financial institutions, including four manufacturer-affiliated finance companies, expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In addition, we pay a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on our leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, we capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of June 30, 2010, after considering outstanding balances, we had $468.2 million of available floorplan capacity under the Floorplan Line. Included in the $468.2 million available balance under the Floorplan Line is $72.0 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.2% as of June 30, 2010. After considering $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $170.8 million of available borrowing capacity under the Acquisition Line as of June 30, 2010. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. As of June 30, 2010, we were in compliance with these covenants, including:

	As of June 30,
	2010
	Required	Actual

Senior secured leverage ratio	< 2.75	1.18
Total leverage ratio	< 4.50	3.59
Fixed charge coverage ratio	> 1.25	1.70
Current Ratio	> 1.15	1.38

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future. Further, provisions of our Revolving Credit Facility require us to maintain financial ratios and a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that we may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude our foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009. As of June 30, 2010, the Amount Available for Restricted Payments was $161.7 million. Amounts borrowed under the Floorplan Line of our Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding greater than one year.

Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Ford Motor Credit Company Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our entire Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. During June 2009, we amended our FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of June 30, 2010, we had an outstanding balance of $50.6 million, with an available floorplan capacity of $99.4 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of June 30, 2010, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility.  Our Mortgage Facility is a five-year real estate credit facility that is syndicated with nine financial institutions and provides a maximum commitment of $235.0 million. The Mortgage Facility is used for acquisitions of real estate and vehicle dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel or property. The facility matures in March 2012. At our option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one-month LIBOR plus 1.05% or (ii) the Base Rate as defined in the facility agreement. The interest rate of the Mortgage Facility as of June 30, 2010 was 1.4%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which, $0.8 million has been amortized as of June 30, 2010.

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

As of June 30, 2010, we were entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, repay in full the entire outstanding balance of the loan relating to such sold property, and then increase the available borrowings under the Mortgage Facility by the amount of such loan repayment, so long as no default existed. As of June 30, 2010, available unused borrowings from the Mortgage Facility totaled $71.5 million.

On July 13, 2010, the Mortgage Facility was amended to require that repayments of outstanding loan balances, other than scheduled principal payments, would immediately and permanently reduce the total $235.0 million commitment. Subsequently, there have been no repayments of outstanding loan balances, within the scope of this amendment.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with including: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. As of June 30, 2010, we were in compliance with all of these covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

Other Credit Facilities.  We finance the new, used and rental vehicle inventories of our U.K. operations using a credit facility with BMW Financial Services. This facility bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2010, the interest rate being charged on borrowings outstanding under this facility ranged from 1.1% to 4.5%.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2010 and 2011. As of June 30, 2010, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 1.2% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of June 30, 2010:

	As of June 30, 2010
	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)

Floorplan Line(1)	$1,000,000	$531,788	$468,212
Acquisition Line(2)	350,000	17,275	170,811

Total Revolving Credit Facility	1,350,000	549,063	639,023
FMCC Facility	150,000	50,618	99,382
Mortgage Facility	235,000	163,534	71,466

Total Credit Facilities(3)	$1,735,000	$763,215	$809,871

(1)	The available balance at June 30, 2010, includes $72.0 million of immediately available funds.

(2)	The outstanding balance of $17.3 million at June 30, 2010 is completely made up of outstanding letters of credit. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility which totaled $188.1 million at June 30, 2010.

(3)	Outstanding balance excludes $50.2 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of our credit facilities.

Long-Term Debt.  On March 16, 2010, we issued $100.0 million aggregate principal amount the 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On April 1, 2010, the underwriters of the 3.00% Notes exercised their full over-allotment option, and we issued an additional $15.0 million aggregate principal amount of 3.00% Notes. The 3.00% Notes will bear interest at a rate of 3.00% per annum until maturity. Interest on the 3.00% Notes will accrue from March 22, 2010. Interest will be payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2010. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.

We may not redeem the 3.00% Notes prior to the maturity date. Holders of the 3.00% Notes may require us to repurchase all or a portion of the 3.00% Notes on or after September 15, 2019. If we experience specified types of fundamental changes, holders of 3.00% Notes may require us to repurchase the 3.00% Notes. Any repurchase of the 3.00% Notes pursuant to this provision will be for cash at a price equal to 100% of the principal amount of the 3.00% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date. Additionally, in the event of a make-whole fundamental change, as defined in the indenture, dated March 22, 2010, with Wells Fargo Bank, N.A., as Trustee, which governs the 3.00% Notes (the “Indenture”), the holders of the 3.00% Notes may be entitled to a make-whole premium in the form of an increase in the conversion rate.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 25.8987 shares of common stock per $1,000 principal amount of the 3.00% Notes (which is equal to an initial conversion price of approximately $38.61 per common share) subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $50.193); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the Indenture. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the Indenture. Upon any conversion of the 3.00% Notes, we will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of our common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of our common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock.

The net proceeds from the issuance of the 3.00% Notes were used to redeem our then outstanding 8.25% Notes which were called on March 22, 2010 for redemption on April 22, 2010 at a redemption price of 102.75% plus accrued interest, and to pay the $16.6 million net cost of the convertible note hedge transactions (after such costs is partially offset by the proceeds from the sale of the warrant transactions described below in — Uses of Liquidity and Capital Resources). Debt issue costs and underwriters’ fees totaled $4.0 million and are being amortized over a period of ten years.

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

Dispositions.  During the six months ended June 30, 2010, we disposed of a Ford Lincoln Mercury dealership in Florida along with the associated real estate. Gross consideration received was $35.0 million, including amounts used to repay our floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance.

Uses of Liquidity and Capital Resources

Redemption of 8.25% Notes.  During the first three months of 2010, we completed the redemption of all of our then outstanding 8.25% Notes. Total cash used in completing the redemption, excluding accrued interest of $0.8 million, was $77.0 million.

Acquisitions.  During the first six months of 2010, we acquired two BMW/Mini dealerships in the Southeast region of the U.K. Consideration paid for these two dealerships totaled $21.7 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture and fixtures, as well as the purchase of the associated real estate. The vehicle inventory was subsequently financed through borrowings under our credit facility with BMW Financial Services. In addition, we acquired a Toyota/Scion dealership and an Audi dealership located in South Carolina. Gross consideration paid for those two dealerships was $14.7 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture and fixtures. The vehicle inventory was subsequently financed through borrowings under our credit facility.

Mortgage Facility Activity.  During the six months ended June 30, 2010, we paid down $29.2 million in principal payments against the Mortgage Facility, $24.2 million of which was from the proceeds of the sale of property associated with a dealership disposition in June 2010.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. Through the six months ended June 30, 2010, we have spent $7.7 million in capital expenditures. We forecast our capital expenditures for 2010 to be less than $35.0 million, generally funded from excess cash.

Dividends.  The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions and other factors. In February 2009, our Board of Directors indefinitely suspended the cash dividend on our common shares.

Further, provisions of our Revolving Credit Facility require us to maintain the Required Stockholders’ Equity, which effectively limits Restricted Payments. (e.g., cash dividends and stock repurchases). As of June 30, 2010, the Amount Available for Restricted Payments was $161.7 million. This limit will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income excluding non-cash items, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period.

Purchase of Convertible Note Hedge.  In connection with the issuance of the 3.00% Notes, we purchased ten-year call options on our common stock (the “3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, we have the right to purchase a total of 3.0 million shares of our common stock at a purchase price of $38.61 per share. The total cost of the Purchased Options was $45.9 million. The future income tax deductions relating to the cost of the 3.00% Purchased Options will result in a tax benefit of approximately $17.2 million.

In addition to the purchase of the 3.00% Purchased Options, we sold warrants in separate transactions (the “3.00% Warrants”). These 3.00% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 3.00% Warrants are exercisable for a maximum of 3.0 million shares of our common stock at an exercise price of $56.74 per share, subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of us and other conditions, including a failure by us to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 3.00% Warrants is 5.3 million shares. On exercise of the 3.00% Warrants, we will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of our common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million, which were recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet at June 30, 2010.

The 3.00% Purchased Options and 3.00% Warrants transactions were designed to increase the conversion price per share of our common stock from $38.61 to $56.74 (an 80% premium to the closing price of our common stock on the date that the 3.00% Notes were priced to investors) and, therefore, mitigate the potential dilution of our common stock upon conversion of the 3.00% Notes, if any.

No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. Since the price of our common stock was less than $38.61 at June 30, 2010, the intrinsic value of both the 3.00% Purchased Options and the 3.00% Warrants, as expressed in shares of our common stock, was zero. Changes in the price of our common stock will impact the share settlement of 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

		Share
	Net Shares	Entitlement	Shares
	Issuable	Under the	Issuable	Net	Potential
Company	Under the 3.00%	Purchased	Under the	Shares	EPS
Stock Price	Notes	Options	Warrants	Issuable	Dilution
	(Shares in thousands)

$37.50	—	—	—	—	—
$40.00	103	(103)	—	—	103
$42.50	272	(272)	—	—	272
$45.00	423	(423)	—	—	423
$47.50	557	(557)	—	—	557
$50.00	678	(678)	—	—	678
$52.50	788	(788)	—	—	788
$55.00	887	(887)	—	—	887
$57.50	978	(978)	40	40	1,018
$60.00	1,062	(1,062)	162	162	1,224
$62.50	1,138	(1,138)	275	275	1,413
$65.00	1,209	(1,209)	379	379	1,588
$67.50	1,275	(1,275)	475	475	1,750
$70.00	1,335	(1,335)	564	564	1,899
$72.50	1,392	(1,392)	648	648	2,040
$75.00	1,445	(1,445)	725	725	2,170
$77.50	1,494	(1,494)	798	798	2,292
$80.00	1,541	(1,541)	866	866	2,407
$82.50	1,584	(1,584)	930	930	2,514
$85.00	1,625	(1,625)	990	990	2,615
$87.50	1,664	(1,664)	1,047	1,047	2,711
$90.00	1,701	(1,701)	1,101	1,101	2,802
$92.50	1,735	(1,735)	1,152	1,152	2,887
$95.00	1,768	(1,768)	1,200	1,200	2,968
$97.50	1,799	(1,799)	1,245	1,245	3,044
$100.00	1,828	(1,828)	1,289	1,289	3,117

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

Stock Repurchases.  From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2008, our Board of Directors authorized us to repurchase up to $20.0 million of common stock, during which month 37,300 shares were repurchased at a cost of approximately $0.8 million. During the three months ended June 30, 2010, pursuant to this authorization, an additional 748,464 shares were repurchased at a cost of approximately $19.2 million, effectively exhausting the August 2008 authorization. These repurchases reduced our weighted average shares outstanding to 23.6 million for the three months ended June 30, 2010. On a go forward basis, that would equate to 23.0 million of diluted shares outstanding.

In July 2010, our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common shares. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Registration Statement.  We have a “well-known seasoned issuer” universal shelf registration statement, effective August 13, 2009, which registers future sales of an indeterminate amount of debt or equity securities. We intend to use the proceeds from any future securities sales off this shelf for general corporate purposes. We have not issued any securities under this shelf registration statement to date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates.  We have interest rate risk in our variable rate debt obligations and interest rate swaps. Our policy is to manage our interest rate exposure through the use of a combination of fixed and floating rate debt and interest rate swaps.

As of June 30, 2010, the outstanding principal amount of our 2.25% Notes and 3.00% Notes, which is primarily all of our fixed rate debt, totaled $182.8 million and $115.0 million, respectively, and had a fair value of $134.3 million and $93.2 million, respectively. The carrying amount of our 2.25% Notes and 3.00% Notes was $135.0 million and $72.9 million, respectively, at June 30, 2010.

As of June 30, 2010, we had $632.6 million of variable-rate floorplan borrowings outstanding and $163.5 million of variable-rate Mortgage Facility borrowings outstanding. Based on the aggregate amount outstanding and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would result in an approximate $7.8 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would yield a net annual change of $2.3 million.

We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the six months ended June 30, 2010, we recognized $11.3 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 49.9% to 87.0% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. In aggregate, as of June 30, 2010, we held interest rate swaps with aggregate notional amounts of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The fair value of the interest rate swaps is impacted by the forward LIBOR interest rate curve and the length of time to maturity of the swap contract. At June 30, 2010, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive income totaled $16.7 million. As of June 30, 2010, our liability associated with these interest rate swaps decreased from $30.6 million as of December 31, 2009 to $26.8 million. At June 30, 2010, all of our derivative contracts were determined to be effective, and no material ineffective portion was recognized in income during the period.

Foreign Currency Exchange Rates.  As of June 30, 2010, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in the U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an $11.2 million change to our revenues for the six months ended June 30, 2010.

Additional information about our market sensitive financial instruments was provided in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2010, Toyota Motor Sales, U.S.A., Inc. (“Toyota”) filed a lawsuit against us in the U.S. District Court for the District of South Carolina, seeking a declaratory judgment to (i) withhold its consent to the sale of certain Toyota/Scion and Lexus dealerships in Charleston, South Carolina, and (ii) require us to indemnify Toyota for any and all claims asserted by the seller if the Court determined that Toyota could not lawfully withhold its consent. On July 13, 2010, prior to our filing an answer to respond to such claims, Toyota dismissed its lawsuit because the seller elected to terminate the purchase agreement with us and sell its dealerships to a third party which rendered Toyota’s lawsuit moot.

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

We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of a major vehicle manufacturer. Toyota/Lexus/Scion, Nissan/Infiniti, Honda/Acura, Ford, BMW/Mini, Mercedes-Benz, Chrysler and General Motors dealerships represented approximately 94.7% of our total new vehicle retail units sold in the first half of 2010. In particular, sales of Toyota/Lexus/Scion and Nissan/Infiniti new vehicles represented 49.8% of our new vehicle unit sales during the six months ended June 30, 2010. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and direct bill the manufacturer as opposed to invoicing the customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers, as well as for vehicle incentives. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects. In 2008 and 2009, vehicle manufacturers and in particular domestic manufacturers, were adversely impacted by the unfavorable economic conditions in the U.S.

In addition, in January 2010, Toyota Motor Sales, U.S.A., Inc. (“Toyota”) temporarily suspended the production and sale of certain models representing about two-thirds of its total unit sales in the U.S. and launched a recall to address quality issues on those vehicles. In January and February of 2010, this recall negatively impacted our new and used vehicle sales. In the long-term, Toyota’s reputation for quality vehicles could be permanently impaired, despite the efforts of Toyota to address these quality issues. We are unable to estimate the longer term net impact of the recalls made by Toyota in the first half of 2010, but, since Toyota brands represented 36.6% of our unit sales in 2009, it could be materially adverse to our financial condition and results of operations. In the event or threat of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (4) consumer demand for such manufacturer’s products could be materially adversely affected and could impact the value of our inventory. These events may result in a partial or complete write-down of our goodwill and/or intangible franchise rights with respect to any terminated franchises and cause us to incur impairment charges related to operating leases and/or receivables due from such manufacturers or to record allowances against the value of our new and used inventory.

Manufacturers’ restrictions may limit our future growth.

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

Manufacturers may use these performance indicators, as well as sales performance numbers, as conditions for certain payments and as factors in evaluating applications for additional acquisitions. The manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems at any time. In unusual cases where performance indicators, such as the ones described above, are not met to the satisfaction of the manufacturer, certain manufacturers may either limit our ability to acquire additional dealerships or require the disposal of existing dealerships or both. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions and have received requests to dispose of certain of our dealerships. On one occasion, one of our manufacturers initiated legal proceedings to block one of our acquisitions, but before the court could address the matter, the manufacturer dismissed its proceeding when the seller elected not to sell its dealerships to us. Please see Part II, Other Information, Item 1, Legal Proceedings. In the event one or more of our manufacturers sought to prohibit future acquisitions, or imposed requirements to dispose of one or more of our dealerships, this could adversely affect our acquisition and growth strategy.

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

Notwithstanding the matters discussed above, there have been no other material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2009 Form 10-K. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2010:

			Total Number
			of Shares
			Purchased as	Approximate
			Part of	Dollar Value of
		Average	Publicly	Shares that May
	Total Number	Price	Announced	Be Purchased
	of Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs(1)
				(In thousands,
				excluding
				commissions)

April 1 — April 30, 2010	—	$—	—	$19,226
May 1 — May 31, 2010	151,500	26.63	151,500	15,191
June 1 — June 30, 2010	596,964	25.45	596,964	—

Total	748,464	$25.69	748,464

(1)	During the three months ended June 30, 2010, we completed the Board of Directors approved August 2008 authorization to repurchase up to $20.0 million of our common stock. To date, under the August 2008 authorization, we have purchased 785,764 shares of our common stock at an average price of $25.45 per share. On July 26, 2010, our Board of Directors approved a common stock repurchase program, subject to restrictions of various debt agreements, that authorizes us to purchase up to $25.0 million in common stock. The shares are to be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and will be funded by cash from operations. The July 2010 authorization does not have an expiration date, and we have not purchased any shares under this authorization through the date of this filing.

Item 6.	Exhibits

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1			Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.2			Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.3			Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.4			Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
10	.1†*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010 (effective July 1, 2010)
10	.2†		Amendment No. 5 to Credit Agreement effective as of July 13, 2010 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders
10	.3*		Second Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of April 30, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 30, 2010)
10	.4*		The Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date: July 28, 2010

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1			Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.2			Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.3			Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.4			Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
10	.1†*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010 (effective July 1, 2010)
10	.2†		Amendment No. 5 to Credit Agreement effective as of July 13, 2010 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders
10	.3*		Second Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of April 30, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 30, 2010)
10	.4*		The Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement