Form 10-Q
period 2010-09-30
GROUP 1 AUTOMOTIVE INC
filed 2010-10-28
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of October 22, 2010, the registrant had 23,725,600 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,162	$13,221
Contracts-in-transit and vehicle receivables, net	92,649	86,500
Accounts and notes receivable, net	66,492	62,496
Inventories	757,201	596,743
Deferred income taxes	15,340	14,653
Prepaid expenses and other current assets	37,520	48,425

Total current assets	1,065,364	822,038

PROPERTY AND EQUIPMENT, net	458,303	475,828
GOODWILL	508,651	500,426
INTANGIBLE FRANCHISE RIGHTS	158,736	157,855
OTHER ASSETS	10,458	13,267

Total assets	$2,201,512	$1,969,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$598,738	$420,319
Floorplan notes payable — manufacturer affiliates	103,922	115,180
Current maturities of long-term debt	14,304	14,355
Current liabilities from interest rate risk management activities	4,357	10,412
Accounts payable	84,864	72,276
Accrued expenses	83,459	86,271

Total current liabilities	889,644	718,813

LONG-TERM DEBT, net of current maturities	431,643	444,141
DEFERRED INCOME TAXES	56,376	33,932
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	19,960	20,151
OTHER LIABILITIES	29,585	26,633
DEFERRED REVENUES	3,829	5,588
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,308 and 26,219 issued, respectively	263	262
Additional paid-in capital	371,112	346,055
Retained earnings	511,667	471,932
Accumulated other comprehensive loss	(22,162)	(26,256)
Treasury stock, at cost; 2,579 and 1,740 shares, respectively	(90,405)	(71,837)

Total stockholders’ equity	770,475	720,156

Total liabilities and stockholders’ equity	$2,201,512	$1,969,414

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited, In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$822,121	$728,089	$2,254,093	$1,883,973
Used vehicle retail sales	340,625	254,716	960,376	729,345
Used vehicle wholesale sales	58,463	43,151	156,653	112,536
Parts and service sales	196,264	183,254	575,762	547,224
Finance, insurance and other, net	44,282	37,509	124,533	102,213

Total revenues	1,461,755	1,246,719	4,071,417	3,375,291
COST OF SALES:
New vehicle retail sales	775,046	679,470	2,122,533	1,770,900
Used vehicle retail sales	310,055	228,445	870,823	652,640
Used vehicle wholesale sales	58,158	41,872	153,565	109,205
Parts and service sales	89,657	84,911	264,484	256,756

Total cost of sales	1,232,916	1,034,698	3,411,405	2,789,501

GROSS PROFIT	228,839	212,021	660,012	585,790
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	173,925	162,466	522,796	466,813
DEPRECIATION AND AMORTIZATION EXPENSE	6,772	6,666	19,936	19,541
ASSET IMPAIRMENTS	1,639	702	3,121	2,837

INCOME FROM OPERATIONS	46,503	42,187	114,159	96,599
OTHER INCOME (EXPENSE):
Floorplan interest expense	(9,021)	(7,523)	(25,220)	(24,342)
Other interest expense, net	(6,894)	(7,318)	(20,265)	(21,857)
Gain (loss) on redemption of long-term debt	—	598	(3,872)	8,211
Other expense, net	—	(4)	—	(6)

INCOME BEFORE INCOME TAXES	30,588	27,940	64,802	58,605
PROVISION FOR INCOME TAXES	(11,603)	(9,600)	(25,067)	(21,808)

NET INCOME	$18,985	$18,340	$39,735	$36,797

BASIC EARNINGS PER SHARE	$0.85	$0.80	$1.74	$1.61
Weighted average common shares outstanding	22,419	22,965	22,877	22,833
DILUTED EARNINGS PER SHARE	$0.83	$0.78	$1.70	$1.58
Weighted average common shares outstanding	22,926	23,503	23,414	23,240

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,735	$36,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,936	19,541
Deferred income taxes	22,224	23,078
Stock-based compensation	7,505	7,367
(Gain) loss on sale of assets	3,170	(709)
Amortization of debt discount and issue costs	6,336	5,413
(Gain) loss on redemption of long-term debt	3,872	(8,211)
Asset Impairments	3,121	2,837
Tax effect from stock-based compensation	985	348
Other	(131)	(504)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	(152,947)	373,146
Contracts-in-transit and vehicle receivables	(5,888)	35,909
Accounts payable and accrued expenses	9,624	(15,478)
Floorplan notes payable — manufacturer affiliates	(10,281)	(39,454)
Accounts and notes receivable	(4,747)	20,865
Prepaid expenses and other assets	7,060	7,304
Deferred revenues	(1,759)	(3,477)

Net cash provided by (used in) operating activities	(52,185)	464,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(34,431)	(3,754)
Proceeds from sales of franchises and related real estate	41,001	21,068
Purchases of property and equipment	(22,699)	(11,711)
Other	1,145	1,901

Net cash provided by (used in) investing activities	(14,984)	7,504

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	3,731,339	2,675,415
Repayments on credit facility — Floorplan Line	(3,552,920)	(3,065,676)
Repayments on credit facility — Acquisition Line	—	(139,000)
Borrowings on credit facility — Acquisition Line	—	89,000
Borrowings on mortgage facility	—	29,133
Principal payments on mortgage facility	(35,284)	(17,150)
Proceeds from issuance of 3.00% Convertible Notes	115,000	—
Debt issue costs	(3,959)	—
Purchase of equity calls	(45,939)	—
Sale of equity warrants	29,309	—
Redemption of other long-term debt	(77,011)	(20,859)
Borrowings of other long-term debt	4,909	—
Principal payments of long-term debt related to real estate loans	(2,685)	(34,049)
Borrowings of long-term debt related to real estate	12,804	—
Principal payments of other long-term debt	(558)	(397)
Repurchases of common stock, amounts based on settlement date	(26,765)	—
Proceeds from issuance of common stock to benefit plans	2,562	2,520
Debt extinguishment costs related to real estate loans	—	(534)
Tax effect from stock-based compensation	(985)	(348)

Net cash provided by (used in) financing activities	149,817	(481,945)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	293	1,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,941	(8,262)
CASH AND CASH EQUIVALENTS, beginning of period	13,221	23,144

CASH AND CASH EQUIVALENTS, end of period	$96,162	$14,882

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized
					Gains	Unrealized	Unrealized
					(Losses)	Gains	Gains
			Additional		on Interest	(Losses)	(Losses)
	Common Stock		Paid-in	Retained	Rate	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Swaps	Securities	Translation	Stock	Total
	(Unaudited, In thousands)

BALANCE, December 31, 2009	26,219	$262	$346,055	$471,932	$(19,102)	$104	$(7,258)	$(71,837)	$720,156
Comprehensive income:
Net income	—	—	—	39,735	—	—	—	—	39,735
Interest rate swap adjustment, net of tax provision of $2,342	—	—	—	—	3,904	—	—	—	3,904
Unrealized loss on investments, net of tax benefit of $7	—	—	—	—	—	(11)	—	—	(11)
Unrealized gain on currency translation	—	—	—	—	—	—	201	—	201

Total comprehensive income									43,829
Purchases of treasury stock	—	—	—	—	—	—	—	(26,765)	(26,765)
Issuance of common and treasury shares to employee benefit plans	(226)	(2)	(9,156)	—	—	—	—	8,197	(961)
Proceeds from sales of common stock under employee benefit plans	112	1	2,561	—	—	—	—	—	2,562
Issuance of restricted stock	232	2	(2)	—	—	—	—	—	—
Forfeiture of restricted stock	(29)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,505	—	—	—	—	—	7,505
Tax effect from options exercised and the vesting of restricted shares	—	—	(935)	—	—	—	—	—	(935)
Purchase of equity calls, net of deferred tax benefit of $17,227	—	—	(28,712)	—	—	—	—	—	(28,712)
Sale of equity warrants	—	—	29,309	—	—	—	—	—	29,309
Equity component of 3.00% Covertible Note issuance, net of deferred tax liability of $14,692	—	—	24,487	—	—	—	—	—	24,487

BALANCE, September 30, 2010	26,308	$263	$371,112	$511,667	$(15,198)	$93	$(7,057)	$(90,405)	$770,475

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

As of September 30, 2010, the Company’s retail network consisted of the following three regions (with the number of dealerships they comprised): (i) Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) Central (43 dealerships in Kansas, Oklahoma and Texas); and (iii) Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company has five dealerships in the U.K. that are also managed locally with direct reporting responsibilities to the Company’s corporate management team.

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. The Company’s derivative financial instruments are recorded at fair market value. See Note 8, “Derivative Instruments and Risk Management Activities” and Note 10, “Fair Value Measurements” for further details regarding the Company’s derivative financial instruments and fair value measurements. The Company carries its long-term debt at face value, net of applicable discounts. As of September 30, 2010, the face value of $115.0 million of the Company’s outstanding 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”) had a carrying value, net of applicable discount, of $73.6 million, and a fair value, based on quoted market prices, of $110.9 million. The face value of $182.8 million of the Company’s outstanding 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”) had a carrying value, net of applicable discount, as of September 30, 2010 and December 31, 2009 of $136.6 million and $131.9 million, respectively, and a fair value, based on quoted market prices, of $151.0 million and $143.5 million, respectively.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The Company defines its reporting units as each of its three regions in the U.S. and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator). In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, an impairment charge equal to the difference is recorded. During the nine months ended September 30, 2010, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. The Company evaluates these franchise rights for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate possible impairment has occurred. In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method, discounted cash flow model. During the nine months ended September 30, 2010, the Company did not identify an impairment indicator relative to its capitalized value of intangible franchise rights and, therefore, no impairment evaluation was required.

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

Accounting for Convertible Debt

The Company separately accounts for the liability and equity component of its convertible debt instrument in a manner that reflects the issuer’s economic interest cost. Upon issuance of a convertible debt instrument, the Company estimates the fair value of the debt component. The resulting residual value is determined to be the fair value of the equity component of the Company’s convertible debt and is included in the paid-in-capital section of stockholder’s equity, net of applicable taxes, on the Company’s Consolidated Balance Sheets. The value of the equity component is treated as an original issue discount for purposes of accounting for the debt component, which

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is amortized as non-cash interest expense through the date that the convertible debt is first able to be put to the Company. See Note 7 “Long-term Debt” for further details on the impact of this convertible debt accounting to the Company’s financial statements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) to require disclosure of: (1) amounts, and reasons why, of significant transfers between Level 1 and Level 2 of the fair value hierarchy (2) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 amended existing disclosure requirements of ASC Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to clarify that fair value measurement disclosures should be provided by class of assets and liabilities (rather than by each major category). Except for requirement (3) above, all of the amendments to ASC 820 made by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. Requirement (3) above will be effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the applicable reporting requirements of ASU 2010-06 as of January 1, 2010. The Company does not expect the adoption of the amendments regarding requirement (3) to have a material impact on its financial condition, results of operations or cash flows. See Note 10, “Fair Value Measurements” for further details regarding the Company’s fair value measurements.

3.	STOCK-BASED COMPENSATION PLANS

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its 1998 Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

The “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan,” (the “Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan from 6.5 million to 7.5 million, for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (1) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) the exercise price of which may not be less than the fair market value of the common stock on the date of the grant, and (2) stock appreciation rights, restricted stock, performance awards, bonus stock and phantom stock awards, each at the market price of the Company’s stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding option awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period. In those cases, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of September 30, 2010, there were 1,606,926 shares available under the Incentive Plan for future grants of these awards.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Awards

No stock option awards have been granted since November 2005. The following summary presents information regarding outstanding options as of September 30, 2010, and the changes during the nine months then ended:

		Weighted
		Average
	Number	Exercise Price

Options outstanding, December 31, 2009	122,894	$29.61
Granted	—	—
Exercised	(7,540)	16.02
Forfeited	(4,601)	28.38

Options outstanding, September 30, 2010	110,753	30.86

Options vested at September 30, 2010	110,753	30.86

Options exercisable at September 30, 2010	110,753	$30.86

Restricted Stock Awards

In 2005, the Company began granting non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, phantom stock awards, pursuant to the Incentive Plan. In November 2006, the Company began to grant certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant, but are subject to forfeiture provisions for periods ranging from nine months to five years. The phantom stock awards will settle in shares of common stock upon the termination of the grantees’ employment or directorship and vest over a period not to exceed five years. Performance awards are considered outstanding at the date of grant, with forfeiture provisions that lapse based on time and the achievement of certain performance criteria established by the Compensation Committee of the Board of Directors. In the event the employee or director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

A summary of these awards as of September 30, 2010, and the changes during the nine months then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2009	1,406,882	$20.71
Granted	241,826	28.39
Vested	(124,724)	30.44
Forfeited	(28,800)	27.25

Nonvested at September 30, 2010	1,495,184	$21.06

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2010, there were 970,555 shares remaining in reserve for future issuance under the Purchase Plan. During the nine months ended September 30, 2010 and 2009, the Company issued 111,744 and 155,857 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $8.30 and $6.48 during the nine months ended September 30, 2010 and 2009, respectively. The fair value of the stock purchase rights was calculated as the sum of (a) the difference between the stock price and the employee purchase price, (b) the value of the embedded call option and (c) the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $2.3 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and $7.5 million and $7.4 million for the nine months ended September 30, 2010 and 2009. Cash received from option exercises and Purchase Plan purchases was $2.6 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively. Additional paid-in capital was reduced by $0.9 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $2.1 million for both the nine months ended September 30, 2010 and 2009.

The Company issues new shares when options are exercised or restricted stock vests or uses treasury shares, if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted EPS is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income	$18,985	$18,340	$39,735	$36,797
Weighted average basic shares outstanding	22,419	22,965	22,877	22,833
Dilutive effect of stock options, net of assumed repurchase of treasury stock	4	13	10	6
Dilutive effect of restricted stock and employee stock purchases, net of assumed repurchase of treasury stock	503	525	527	401

Weighted average diluted shares outstanding	22,926	23,503	23,414	23,240

Earnings per share from:
Basic	$0.85	$0.80	$1.74	$1.61
Diluted	$0.83	$0.78	$1.70	$1.58

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was 0.2 million for each of the three months ended September 30, 2010 and 2009 and 0.2 million and 0.4 million for the nine months ended September 30, 2010 and 2009, respectively.

If the 2.25% Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under the 2.25% Notes and the warrants sold in connection with the 2.25% Notes (the “2.25% Warrants”). Since the average price of the Company’s common stock for the nine months ended September 30, 2010 was less than $59.43, no net shares were issuable under the 2.25% Notes or the 2.25% Warrants.

If the 3.00% Notes become convertible into common shares, the Company will be required to include the dilutive effect of the net shares issuable under the 3.00% Notes and the warrants sold in connection with the 3.00% Notes (the “3.00% Warrants”). Since the average price of the Company’s common stock for the nine months ended September 30, 2010 was less than $38.61, no net shares were issuable under the 3.00% Notes or the 3.00% Warrants.

5.	INCOME TAXES

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. relative to its foreign subsidiaries. The effective income tax rate of 37.9% of pretax income for the three months ended September 30, 2010 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state jurisdictions in which the Company operates.

For the nine months ended September 30, 2010, the Company’s effective tax rate increased to 38.7% from 37.2% for the same period in 2009. The change was primarily due to changes in certain state tax laws and rates, and the mix of pretax income from the taxable state jurisdictions in which the Company operates, as well as the cumulative benefit of $1.9 million recognized during the third quarter of 2009 resulting from a tax election.

As of September 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor did it accrue any interest for the nine months ended September 30, 2010.

Taxable years 2005 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

6.	CREDIT FACILITIES

The Company has a $1.35 billion revolving syndicated credit arrangement (the “Revolving Credit Facility”). The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), a $231.2 million real estate credit facility for financing of real estate expansion, as well as, arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as current liabilities.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility

The Revolving Credit Facility, which is comprised of 20 financial institutions, including four manufacturer-affiliated finance companies, expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the one-month London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, the Company capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of September 30, 2010, after considering outstanding balances of $598.7 million, the Company had $401.3 million of available floorplan capacity under the Floorplan Line. Included in the $401.3 million available balance under the Floorplan Line is $57.9 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of September 30, 2010. With regards to the Acquisition Line, no borrowings were outstanding as of September 30, 2010. After considering the $17.3 million of outstanding letters of credit, and other factors included in the Company’s available borrowing base calculation, there was $137.5 million of available borrowing capacity under the Acquisition Line as of September 30, 2010. The amount of available borrowing capacity under the Acquisition Line may vary from time to time based upon certain debt covenants. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding for greater than one year.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. Further, provisions of the Revolving Credit Facility require the Company to maintain a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that the Company may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude the Company’s foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009 and was primarily codified in ASC 470. As of September 30, 2010, the Amount Available for Restricted Payments was $168.0 million.

As of September 30, 2010, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of September 30, 2010, the Company had an outstanding balance of $52.8 million with an available floorplan capacity of $97.2 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of September 30, 2010, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility

In 2007, the Company entered into a five-year term real estate credit facility (the “Mortgage Facility”) that matures in March 2012. The Mortgage Facility provides a maximum commitment of $231.2 million of financing for real estate expansion and is syndicated with nine financial institutions including three manufacturer affiliates. The proceeds of the Mortgage Facility are used for acquisitions of real property associated with the Company’s dealerships and other operations. At the Company’s option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one-month LIBOR plus 1.05% or (ii) the Base Rate as defined in the facility agreement. The interest rate of the Mortgage Facility as of September 30, 2010 was 1.3%. Prior to the maturity of the Mortgage Facility, quarterly principal payments are required for each loan outstanding under the facility at an amount equal to one-eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. The Company capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which $0.9 million was amortized as of September 30, 2010.

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

As of September 30, 2010, the Company was entitled to (i) sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, (ii) remove it from the facility, and (iii) repay in full the entire outstanding balance of the loan relating to such sold property. On July 13, 2010, the Mortgage Facility was amended to require that repayments of outstanding loan balances, other than scheduled principal payments, would immediately and permanently reduce the total $235.0 million original commitment. The Company paid down its Mortgage Facility with $3.8 million of the aggregate $12.8 million borrowed as part of its real estate related debt arrangements executed during the three months ended September 30, 2010, thereby permanently reducing the total commitment on the Mortgage Facility from $235.0 million to $231.2 million at September 30, 2010. These aforementioned real estate related debt obligations range in term from three to five years and contain financial covenant ratios, which are calculated on similar terms to those contained in the Credit and Mortgage Facilities.

During the nine months ended September 30, 2010, the Company paid down $35.3 million in principal payments against the Mortgage Facility. As of September 30, 2010, borrowings under the facility totaled $157.4 million, with $9.0 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets, and available borrowings from the Mortgage Facility totaled $73.8 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with: fixed charge coverage; senior secured leverage; dispositions of financed properties; ownership of equity interests in a

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lessor subsidiary; and occupancy or sublease of any financed property. As of September 30, 2010, the Company was in compliance with all applicable covenants and ratios under the Mortgage Facility.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for financing of the new, used and rental vehicle inventories of its U.K. operations. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2010, the interest rates charged for borrowings under this facility ranged from 1.1% to 4.5%.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2010 and 2011. As of September 30, 2010, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 1.1% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time. The Company also receives interest assistance from certain automobile manufacturers. The assistance has ranged from 49.9% to 76.7% of the Company’s floorplan interest expense over the past three years.

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

2.25% Convertible Senior Notes due 2036 (principal of $182,753 at September 30, 2010 and December 31, 2009)	$136,554	$131,932
3.00% Convertible Senior Notes due 2020 (principal of $115,000 at September 30, 2010)	73,645	—
8.25% Senior Subordinated Notes due 2013 (principal of $74,600 at December 31, 2009)	—	73,267
Mortgage Facility (see Note 6)	157,443	192,727
Other Real Estate Related and Long-Term Debt	38,367	21,166
Capital lease obligations related to real estate, maturing in varying amounts through August 2023 with a weighted average interest rate of 3.3%	39,938	39,404

	445,947	458,496
Less current maturities	14,304	14,355

	$431,643	$444,141

2.25% Convertible Senior Notes

The Company determined the fair value of its 2.25% Notes using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.5% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.5%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 2.25% Notes and are being amortized to interest expense through 2016. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes. As of September 30, 2010 and December 31, 2009 the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$16,417	$18,037

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(44,457)	(48,905)
Unamortized underwriter fees	(1,742)	(1,916)

Net carrying amount of liability component	$136,554	$131,932

Net impact on retained earnings(1)	$(36,483)	$(33,783)

Unamortized debt issuance cost	$69	$76
Effective interest rate of liability component	7.7%	7.7%

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective Janaury 1, 2009 as primarily codified in ASC 470.

For the nine months ended September 30, 2010 and 2009, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)

Year-to-date contractual interest expense	$3,091	$3,338
Year-to-date discount amortization(1)	$4,320	$4,007

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective Janaury 1, 2009 as primarily codified in ASC 470.

There were no repurchases of the 2.25% Notes during the nine months ended September 30, 2010, but during the nine months ended September 30, 2009, the Company repurchased $41.7 million par value of the 2.25% Notes for $20.9 million in cash and realized a net gain of $8.7 million, which is included in the Consolidated Statements of Operations. In conjunction with the repurchases, $12.6 million of unamortized discount, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options (the “2.25% Purchased Options”) acquired at the time the repurchased 2.25% Notes were issued, $13.4 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the Company’s tax gain. Accordingly, the Company recorded a proportionate reduction in its deferred tax assets. In conjunction with these repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes.

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

In addition to the purchase of the 3.00% Purchased Options, the Company sold warrants in separate transactions (the “3.00% Warrants”). The 3.00% Warrants have a ten-year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 3.00% Warrants are exercisable for a maximum of 3.0 million shares of the Company’s common stock at an exercise price of $56.74 per share, subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of the Company and other conditions, including a failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 3.00% Warrants is 5.3 million shares. On exercise of the 3.00% Warrants, the Company will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of the Company’s common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million, which were recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet at September 30, 2010.

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

For dilutive earnings per share calculations, the Company will be required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants. Since the average price of the Company’s common stock from the date of issuance through September 30, 2010, was less than $38.61, no net shares were issuable under the 3.00% Notes and the 3.00% Warrants. Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, such shares are excluded from Group 1’s dilutive shares outstanding as the impact would be anti-dilutive.

The Company determined the fair value of its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters of the 3.00% Notes for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 3.00% Notes and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its 3.00% Notes. As of September 30, 2010, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

September 30,
2010
(Dollars in
thousands)

Carrying amount of equity component	$25,359
Allocated underwriter fees, net of taxes	(760)
Allocated debt issuance cost, net of taxes	(112)

Total net equity component	$24,487

Deferred income tax component	$14,210

Principal amount of 3.00% Notes	$115,000
Unamortized discount	(39,198)
Unamortized underwriter fees	(2,157)

Net carrying amount of liability component	$73,645

Net impact on retained earnings(1)	$(803)

Effective interest rate of liability component	8.6%
Year-to-date contractual interest expense	$1,822
Year-to-date discount amortization(1)	$1,285
Unamortized debt issuance cost	$318

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective Janaury 1, 2009 as primarily codified in ASC 470.

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

As of September 30, 2010 and December 31, 2009, the Company held interest rate swaps of $550.0 million in notional value that fixed its underlying LIBOR rate at a weighted average rate of 4.7%. At September 30, 2010, all of the Company’s derivative contracts were determined to be effective, and no significant ineffective portion was recognized in income. For the three and nine months ended September 30, 2010, the impact of these interest rate hedges increased floorplan interest expense by $5.5 million and $15.9 million, respectively; for the three and nine months ended September 30, 2009, the impact of these interest rate hedges increased floorplan interest expense by $5.1 million and $15.7 million, respectively. Total floorplan interest expense was $9.0 million and $7.5 million for the three months ended September 30, 2010 and 2009, respectively, and $25.2 million and $24.3 million for the nine months ended September 30, 2010 and 2009, respectively.

During the three months ended September 30, 2010, the Company entered into an interest rate swap of $50.0 million in notional value that will be effective in January 2011 and will expire in August 2015, effectively locking in a rate of 1.7%. Included in its Consolidated Balance Sheets as liabilities from interest rate risk management activities, the fair value of the Company’s derivative financial instruments was $24.3 million and $30.6 million as of September 30, 2010 and December 31, 2009, respectively. Three of the Company’s interest rate swaps with aggregate notional amounts of $250.0 million expire in December 2010, and one interest rate swap with notional amount of $50.0 million expires in August 2011. As such, the fair value of these instruments is classified as a current liability in the accompanying Consolidated Balance Sheet. Included in accumulated other comprehensive loss at September 30, 2010 and 2009 are unrealized losses, net of income taxes, totaling $15.2 million and $23.4 million, respectively, related to these hedges.

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets. The Company had no material gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for either the nine months ended September 30, 2010 or 2009, respectively.

	Amount of Gain,
	Net of Tax, Recognized
	in OCI
Derivatives in Cash	Nine Months Ended September 30,
Flow Hedging Relationship	2010	2009
	(In thousands)

Interest rate swap contracts	$3,904	$4,500

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of Loss Reclassified from
	OCI into Statements
Location of Loss	of Operations
Reclassified from OCI into	Nine Months Ended September 30,
Statements of Operations	2010	2009
	(In thousands)

Floorplan interest expense	$(15,887)	$(15,742)
Other interest expense	(2,521)	(2,220)

The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $15.6 million.

9.	PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	September 30,	December 31,
	in Years	2010	2009
		(In thousands)

Land	—	$154,662	$155,623
Buildings	30 to 40	225,110	236,261
Leasehold improvements	up to 30	75,719	72,346
Machinery and equipment	7 to 20	53,915	54,311
Furniture and fixtures	3 to 10	52,144	49,502
Company vehicles	3 to 5	9,057	9,808
Construction in progress	—	4,830	6,505

Total		575,437	584,356
Less accumulated depreciation and amortization		117,134	108,528

Property and equipment, net		$458,303	$475,828

During the nine months ended September 30, 2010, the Company incurred $13.2 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. Also, during the nine months ended September 30, 2010, the Company recognized a pretax impairment charge of $1.5 million, primarily associated with certain of its leasehold improvements.

In addition to the property and equipment described above, the Company holds real estate investments, associated with non-operational dealership facilities that qualified as held-for-sale assets and are classified as current assets in the accompanying Consolidated Balance Sheet, totaling $23.6 million and $30.4 million as of September 30, 2010 and December 31, 2009, respectively. During the three months ended September 30, 2010, the Company realized a $1.3 million pretax gain from the sale of one of these held-for-sale assets.

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

Further, the Company holds real estate investments, associated with non-operational dealership facilities that qualified as held-for-sale assets as of September 30, 2010. The Company adjusts the carrying value of these assets each period to an estimate of fair value, less costs to sell, that utilizes third-party appraisals and brokers’ opinions of value, and suspends depreciation of the asset once it is classified as held-for-sale.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s short-term investments, assets held-for-sale, debt securities, and interest rate derivative financial instruments as of September 30, 2010 were as follows:

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Marketable securities — money market	$337	$—	$—	$337
Assets held-for-sale	—	23,622	—	23,622
Debt securities:
Demand obligations	—	85,985	—	85,985
Collaterized mortgage obligations	—	1,720	—	1,720
Corporate bonds	—	1,115	—	1,115
Muncipal obligations	—	1,009	—	1,009
Mortage backed	—	813	—	813

Total debt securities	—	90,642	—	90,642

Total	$337	$114,264	$—	$114,601

Liabilities:
Interest rate derivative financial instruments	$—	$24,317	$—	$24,317

Total	$—	$24,317	$—	$24,317

11.	COMMITMENTS AND CONTINGENCIES

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $26.8 million as of September 30, 2010. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. The Company does not anticipate that the costs of such compliance will have a material adverse effect on its business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of its operations and the extensive legal and regulatory framework applicable to its business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. In addition, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, has the potential to increase its future annual employee health care costs. Further, new laws and regulations, particularly at the federal level, may be enacted, which could also materially adversely impact its business. The Company does not have any material known environmental commitments or contingencies.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net income	$18,985	$18,340	$39,735	$36,797
Other comprehensive income:
Change in fair value of interest rate derivatives	1,522	16	3,904	4,500
Unrealized gain (loss) on investments	13	97	(11)	343
Unrealized gain (loss) on currency translations	1,712	(1,122)	201	2,651

Total comprehensive income	$22,232	$17,331	$43,829	$44,291

13.	DISPOSITIONS AND ACQUISITIONS

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

During the first nine months of 2010, the Company was awarded two Sprinter franchises located in two separate Mercedes-Benz stores in Georgia and New York. The Company was also granted a Mini franchise in May and acquired a Lincoln franchise in July 2010, respectively, for stores located in Texas.

During the first nine months of 2010, the Company disposed of a Ford-Lincoln-Mercury dealership in Florida along with the associated real estate. Gross consideration received was $35.0 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance. As a result, the Company recognized a $5.1 million pretax loss, which was included in selling, general and administrative expenses in the Consolidated Statement of Operations.

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

The following tables include the Condensed Consolidating Balance Sheet as of December 31, 2009, the related Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2009 and the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2009, for Group 1 Automotive, Inc.’s (as issuer of the 8.25% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). On March 30, 2010, the Company completed the redemption of its then outstanding 8.25% Notes, therefore, only those periods during which the 8.25% Notes were outstanding have been presented. The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2009

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

Revenue	$1,246,719	$—	$—	$1,211,575	$35,144
Cost of Sales	1,034,698	—	—	1,004,631	30,067

Gross profit	212,021	—	—	206,944	5,077
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	162,466	—	1,124	157,329	4,013
DEPRECIATION AND AMORTIZATION EXPENSE	6,666	—	—	6,347	319
ASSET IMPAIRMENTS	702	—	—	702	—

INCOME (LOSS) FROM OPERATIONS	42,187	—	(1,124)	42,566	745
OTHER INCOME (EXPENSE)
Floorplan interest expense	(7,523)	—	—	(7,404)	(119)
Other interest expense, net	(7,318)	—	—	(7,228)	(90)
Gain on redemption of long-term debt	598	—	—	598	—
Other expense, net	(4)	—	—	(4)	—
Equity in earnings of subsidiaries	—	(19,464)	19,464	—	—

INCOME (LOSS) BEFORE INCOME TAXES	27,940	(19,464)	18,340	28,528	536
PROVISION FOR INCOME TAXES	(9,600)	—	—	(9,468)	(132)

NET INCOME (LOSS)	$18,340	$(19,464)	$18,340	$19,060	$404

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months Ended September 30, 2009

			Group 1	Guarantor	Non-Guarantor
	Total Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(Unaudited, In thousands)

Revenue	$3,375,291	$—	$—	$3,287,746	$87,545
Cost of Sales	2,789,501	—	—	2,714,606	74,895

Gross profit	585,790	—	—	573,140	12,650
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	466,813	—	2,970	453,100	10,743
DEPRECIATION AND AMORTIZATION EXPENSE	19,541	—	—	18,679	862
ASSET IMPAIRMENTS	2,837	—	—	2,837	—

INCOME (LOSS) FROM OPERATIONS	96,599	—	(2,970)	98,524	1,045
OTHER INCOME (EXPENSE)
Floorplan interest expense	(24,342)	—	—	(23,997)	(345)
Other interest expense, net	(21,857)	—	—	(21,499)	(358)
Gain on redemption of long-term debt	8,211	—	—	8,211	—
Other expense, net	(6)	—	—	(6)	—
Equity in earnings of subsidiaries	—	(39,767)	39,767	—	—

INCOME (LOSS) BEFORE INCOME TAXES	58,605	(39,767)	36,797	61,233	342
PROVISION FOR INCOME TAXES	(21,808)	—	—	(21,730)	(78)

NET INCOME (LOSS)	$36,797	$(39,767)	$36,797	$39,503	$264

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months Ended September 30, 2009

		Group 1	Guarantor	Non-Guarantor
	Total Company	Automotive, Inc.	Subsidiaries	Subsidiaries
		(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$464,772	$(2,970)	$470,924	$(3,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,711)	—	(11,362)	(349)
Cash paid in acquisitions, net of cash received	(3,754)	—	(3,754)	—
Proceeds from sales of franchises, property and equipment	21,068	—	21,068	—
Other	1,901	—	(999)	2,900

Net cash provided by investing activities	7,504	—	4,953	2,551

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	2,675,415	—	2,675,415	—
Repayments on credit facility — Floorplan Line	(3,065,676)	—	(3,065,676)	—
Repayments on credit facility — Acquisition Line	(139,000)	—	(139,000)	—
Borrowings on credit facility — Acquisition Line	89,000	—	89,000	—
Borrowings on mortgage facility	29,133	—	29,133	—
Principal payments of long-term debt related to real estate loans	(34,049)	—	(33,906)	(143)
Redemption of long-term debt	(20,859)	—	(20,859)	—
Principal payments on mortgage facility	(17,150)	—	(17,150)	—
Principal payments of other long-term debt	(397)	—	(397)	—
Proceeds from issuance of common stock to benefit plans	2,520	2,520	—	—
Excess tax benefits from stock-based compensation	(348)	—	(348)	—
Debt extinguishment costs related to real estate loans	(534)	—	(534)	—
Borrowings (repayments) with subsidiaries	—	12,915	(12,915)	—
Investment in subsidiaries	—	(63,696)	62,339	1,357
Distributions to parent	—	51,231	(51,231)	—

Net cash provided by (used in) financing activities	(481,945)	2,970	(486,129)	1,214

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,407	—	—	1,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,262)	—	(10,252)	1,990
CASH AND CASH EQUIVALENTS, beginning of period	23,144	—	22,598	546

CASH AND CASH EQUIVALENTS, end of period	$14,882	$—	$12,346	$2,536

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the recent economic recession substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control changes legislation, and unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Lexus, Ford, Mercedes-Benz, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress, bankruptcy or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	the immediate concerns over the financial viability of one or more of the domestic manufacturers (i.e., Chrysler, General Motors and Ford) could result in, or in the case of Chrysler and General Motors, has resulted in a restructuring of these companies, up to and including bankruptcy; and, as such, we may suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

•	requirements imposed on us by our manufacturers may require dispositions or limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	manufacturer quality issues may negatively impact vehicle sales and brand reputation;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	the inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

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

Overview

We are a leading operator in the automotive retail industry. As of September 30, 2010, we owned and operated 127 franchises, representing 32 brands of automobiles, at 96 dealership locations and 22 collision service centers in the United States of America (the “U.S.”) and ten franchises, representing 2 brands, at five dealerships and three collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of September 30, 2010, our retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) the Central (43 dealerships in Kansas, Oklahoma and Texas); and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

Since September 2008, the U.S. and global economies have suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. Through the first nine months of 2010, economic trends have stabilized and consumer demand for new and used vehicles has shown some improvement. According to industry experts, the September 2010 seasonally adjusted annual rate of sales (or “SAAR”) was 11.7 million units, compared to 9.2 million units a year ago. And, despite the significant challenge to achieve comparable revenue growth in the third quarter of 2010 as a result of the U.S. government sponsored Car Allowance Rebate System (“CARS”) program that artificially inflated the automotive selling environment in the third quarter of 2009, our new and used vehicle retail sales increased 12.9% and 33.7%, respectively.

The highly-publicized concerns regarding Toyota product quality that surfaced in the first three months of 2010 impacted our results of operations. Toyota responded to the product quality concerns by initially suspending the sale of a number of Toyota models for up to two weeks during the first quarter of 2010. Our new and used vehicle sales were negatively impacted as this stop sale related to about 60% of our Toyota sales volume. Toyota later issued two major recalls to address the quality issues, which has bolstered our warranty parts and service business through the first nine months of 2010. The manufacturer’s recalls are anticipated to continue to have a positive effect on our warranty parts and service business through the fourth quarter of 2010. In the wake of these recalls, Toyota offered incentivized financing rates and instituted a free maintenance program, both of which were designed to stimulate new vehicle sales. However, no assurances can be made that these or other future programs will adequately mitigate the impact of the product quality issues to Toyota’s brand reputation, as well as the resulting effect to our new and used vehicle businesses.

Our operations have, and we believe that our operations will continue to generate positive cash flow. As such, we are focused on maximizing the return on the capital that we generate from our operations and positioning our balance sheet to take advantage of investment opportunities as they arise. Despite the challenging retail and economic environment, we believe that opportunities exist to invest in our operations and improve profitability, including (i) focusing on our higher margin parts and service business by enhancing the cost effectiveness of our marketing efforts, improving customer interfaces, expanding our product offerings and creating operational efficiencies, (ii) expanding our collision business footprint and (iii) implementing strategic selling methods.

We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that 2010 capital spending will be less than $30.0 million.

We remain committed to our growth-by-acquisition strategy, and with the prolonged nature of the anticipated economic recovery, we believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria. We completed the acquisition of four franchises located in the Southeast region of the U.K. with expected annual revenues of $161.5 million and two franchises in South Carolina with expected annual revenues of $69.5 million, during the nine months ended September 30, 2010. In addition, we added four franchises located in Georgia, New York and Texas with expected aggregate annual revenues of $25.2 million. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.

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

For the three months ended September 30, 2010 and 2009, we realized net income of $19.0 million and $18.3 million, respectively, and diluted income per share of $0.83 and $0.78, respectively. For the nine months ended September 30, 2010 and 2009, we realized net income of $39.7 million and $36.8 million, respectively, and a diluted income per share of $1.70 and $1.58, respectively. We generated cash flow of $82.9 million for the nine months ended September 30, 2010, while we used $8.3 million in the nine months ended September 30, 2009. Included in our cash flow during the nine months ended September 30, 2010, we issued $115.0 million of convertible notes. We used a portion of the proceeds from this offering to redeem the remaining outstanding face value of our 8.25% Senior Subordinated Notes (the “8.25% Notes”) and to execute convertible note hedge transactions with respect to our common stock, which effectively increased the conversion rate of the convertible notes. Included in our cash flow for the nine months ended September 30, 2009 was the net repayment of $50.0 million associated with our Acquisition Line borrowings.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Unit Sales
Retail Sales
New Vehicle	26,396	25,057	72,128	62,942
Used Vehicle	17,601	14,175	50,230	41,181

Total Retail Sales	43,997	39,232	122,358	104,123
Wholesale Sales	9,308	8,367	24,716	21,222

Total Vehicle Sales	53,305	47,599	147,074	125,345
Gross Margin
New Vehicle Retail Sales	5.7%	6.7%	5.8%	6.0%
Total Used Vehicle Sales	7.7%	9.2%	8.3%	9.5%
Parts and Service Sales	54.3%	53.7%	54.1%	53.1%
Total Gross Margin	15.7%	17.0%	16.2%	17.4%
SG&A(1) as a % of Gross Profit	76.0%	76.6%	79.2%	79.7%
Operating Margin	3.2%	3.4%	2.8%	2.9%
Pretax Margin	2.1%	2.2%	1.6%	1.7%
Finance and Insurance Revenues per Retail Unit Sold	$1,006	$956	$1,018	$982

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.

During the first nine months of 2010, the industry has experienced a modest increase in the seasonally adjusted annual rate of sales (or “SAAR”) of new vehicle unit sales. This increase is primarily related to the stabilization of the U.S. economic conditions and a growing need to replace aged or scrapped vehicles. While SAAR is still low relative to the years before the recession, it has risen from 9.2 million at September 30, 2009 to 11.7 million at September 30, 2010. Bolstered by this improved sales environment and our recent efforts to gain market share, our new vehicle retail sales increased 12.9% during the third quarter of 2010 and, for the nine months ended September 30, 2010, improved over the comparable period of 2009 by 19.6%. The improvement reflects higher unit sales of 5.3% and 14.6%, as well as an increase in average sales price driven by improved brand mix. We believe that our performance has outpaced the national average retail results, as well as the specific performances of the major brands we represent and the markets in which we operate.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The stabilizing economic environment that benefited new vehicle sales also supported improved used vehicle traffic and provided an increase in used vehicle trade-ins that positively impacted our used vehicle retail sales in comparison to our 2009 results. As a result, we have experienced improving used vehicle volumes through the first nine months of 2010. Still, when compared to trend industry conditions, we are sourcing a higher percentage of our used vehicles from higher cost auctions instead of trade-ins, and as a result used vehicle retail margin pressure persists in 2010. Further, the wholesale side of the business experienced increases in unit sales and a decrease in gross profits for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.

Our parts and service sales were positively impacted by the Toyota recalls during the first nine months of 2010 that affected approximately 6.0 million vehicles. Parts and service margins were enhanced for the first nine months of 2010 primarily as a result of additional internal work, resulting from increased new and used vehicle sales. In addition, the Toyota warranty campaigns primarily require labor services, which generate higher margins than the corresponding parts sales. Our consolidated finance and insurance income per retail unit sold (“PRU”) also increased through the third quarter of 2010 as compared to 2009, primarily driven by an improvement in penetration rates on our finance and vehicle service contract offerings. However, our total gross margin declined for the three and nine months ended September 30, 2010, as a result of the shift in business mix towards the lower margin new and used vehicle businesses and the period-over-period decrease in margins in both our new and used vehicle business.

Our consolidated selling, general and administrative (“SG&A”) expenses increased in absolute dollars, and decreased as a percentage of gross profit by 60 basis points to 76.0% for the three months ended September 30, 2010, from the comparable period in 2009. SG&A was positively impacted during the third quarter of 2010 by a $1.3 million pretax gain realized from the sale of non-operating dealership real estate in Florida. The impact of this transaction lowered SG&A as a percent of gross profit by 0.6 percentage points. For the nine months ended September 30, 2010, our consolidated SG&A expenses increased in absolute dollars, but decreased as a percentage of gross profit by 50 basis points to 79.2% from the comparable period in 2009, primarily as a result of the improved gross profit and our cost rationalization efforts that have resulted in a leaner organization and coupled with the gain on the sale of real estate. These positive factors were partially offset by the impact of the loss on dealership disposal and severance charges which occurred during the second quarter of 2010.

The combination of all of these factors, including $1.6 million of asset impairments, resulted in an operating margin of 3.2% for the three months ended September 30, 2010, a 20 basis-point decrease from 2009. Our operating margin decreased by 10 basis points to 2.8% for the nine months ended September 30, 2010 when compared to 2009, primarily as a result of the $3.1 million of asset impairments recognized during 2010.

Our floorplan interest expense increased 19.9% for the three months ended September 30, 2010, as compared to the third quarter of 2009, primarily as a result of an increase in our weighted average outstanding borrowings, and increased 3.6% for the nine months ended September 30, 2010 compared to the same period in 2009. Other interest expense decreased 5.8% and 7.3% for the three and nine months ended September 30, 2010, respectively, primarily attributable to decreases in our weighted average outstanding borrowings, and an increase in interest income. As a result, our pretax margin for the three months ended September 30, 2010 decreased 10 basis points to 2.1% as compared to the third quarter of 2009. For the nine months ended September 30, 2010, including the $3.9 million loss on the extinguishment of the 8.25% Notes in 2010 and the $8.2 million gain on redemption of a portion of our 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”) in 2009, our pretax margin decreased 10 basis points.

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

Results of Operations

The following tables present comparative financial and non-financial data for the three and nine months ended September 30, 2010 and 2009, of (a) our “Same Store” locations, (b) those locations acquired or disposed of (“Transactions”) during the periods and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2010 as compared to 2009:

Total Same Store Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Revenues
New vehicle retail	$783,782	9.4%	$716,630	$2,170,481	17.5%	$1,846,689
Used vehicle retail	321,260	29.2%	248,718	914,386	28.6%	710,784
Used vehicle wholesale	54,092	28.1%	42,213	147,124	34.1%	109,691
Parts and Service	190,157	7.3%	177,285	560,192	5.3%	531,810
Finance, insurance and other	43,337	18.2%	36,661	122,408	22.4%	99,983

Total revenues	$1,392,628	14.0%	$1,221,507	$3,914,591	18.7%	$3,298,957
Cost of Sales
New vehicle retail	$739,268	10.6%	$668,671	$2,044,512	17.8%	$1,735,172
Used vehicle retail	292,043	30.9%	223,061	828,042	30.2%	636,105
Used vehicle wholesale	53,691	31.3%	40,906	143,826	35.3%	106,327
Parts and Service	86,879	6.2%	81,770	257,274	3.4%	248,923

Total cost of sales	$1,171,881	15.5%	$1,014,408	$3,273,654	20.1%	$2,726,527

Gross profit	$220,747	6.6%	$207,099	$640,937	12.0%	$572,430

Selling, general and administrative expenses	$167,571	6.3%	$157,662	$500,160	10.3%	$453,650
Depreciation and amortization expenses	$6,491	1.5%	$6,394	$19,315	1.7%	$18,993
Floorplan interest expense	$8,851	18.7%	$7,458	$24,785	2.9%	$24,093
Gross Margin
New Vehicle Retail	5.7%		6.7%	5.8%		6.0%
Used Vehicle	7.9%		9.3%	8.4%		9.5%
Parts and Service	54.3%		53.9%	54.1%		53.2%
Total Gross Margin	15.9%		17.0%	16.4%		17.4%
SG&A as a % of Gross Profit	75.9%		76.1%	78.0%		79.2%
Operating Margin	3.2%		3.5%	3.1%		3.0%
Finance and Insurance Revenues per Retail Unit Sold	$1,037	8.7%	$954	$1,042	5.9%	$984

The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and nine months ended September 30, 2010 and 2009.

New Vehicle Retail Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	25,155	2.0%	24,665	69,411	12.5%	61,680
Transactions	1,241		392	2,717		1,262

Total	26,396	5.3%	25,057	72,128	14.6%	62,942
Retail Sales Revenues
Same Stores	$783,782	9.4%	$716,630	$2,170,481	17.5%	$1,846,689
Transactions	38,339		11,459	83,612		37,284

Total	$822,121	12.9%	$728,089	$2,254,093	19.6%	$1,883,973
Gross Profit
Same Stores	$44,514	(7.2)%	$47,959	$125,967	13.0%	$111,517
Transactions	2,561		660	5,593		1,556

Total	$47,075	(3.2)%	$48,619	$131,560	16.3%	$113,073
Gross Profit per Retail
Unit Sold
Same Stores	$1,770	(9.0)%	$1,944	$1,815	0.4%	$1,808
Transactions	$2,064		$1,684	$2,059		$1,233
Total	$1,783	(8.1)%	$1,940	$1,824	1.6%	$1,796
Gross Margin
Same Stores	5.7%		6.7%	5.8%		6.0%
Transactions	6.7%		5.8%	6.7%		4.2%
Total	5.7%		6.7%	5.8%		6.0%

The economic slowdown that began in the U.S. in 2008 resulted in declining new vehicle sales over much of the past two years, except for the sales spike realized in the third quarter of 2009 as a result of the CARS program. But, as U.S. economic conditions have recently begun to stabilize, most new vehicle brands have generated improved sales. With the stabilized selling environment, a number of our improvement efforts have been focused on enhancing the effectiveness of our sales processes and capturing market share. As a result, while the automotive industry’s new vehicle retail sales were down slightly for the three months ended September 30, 2010 as compared to the corresponding period in 2009, which benefited significantly from the CARS program, our Same Store new vehicle unit sales and revenues increased 2.0% and 9.4%, respectively. We generated increases in Same Store revenues of 19.3%, 2.3% and 15.7% in our domestic, import and luxury categories, respectively, and in most major brands that we represent. Generally, our import brands benefited most from the CARS program in 2009 and, as a result, realized a 3.1% unit sales decline. However, increases in unit sales of 8.8% and 11.9% in our domestic and luxury brands, respectively, offset this decline. Our Same Store revenues PRU improved 7.2% to $31,158 in the third quarter of 2010, while our Same Store gross profit PRU decreased by 9.0% to $1,770, as a competitive selling environment persisted. As a result, our Same Store gross margin fell 100 basis points from 6.7% in 2009 to 5.7% in the third quarter of 2010.

The modest economic recovery and the increase in SAAR, as well as the focus that we have placed on improving our sales processes at our dealerships, also led to increased new vehicle sales and profits for the nine months ended September 30, 2010 as compared to 2009. For the nine months ended September 30, 2010, as compared to the corresponding period in 2009, Same Store new vehicle unit sales and revenues increased 12.5% and 17.5%, respectively. We experienced increases in Same Store unit sales and revenues in each of our brand categories. Our Same Store revenues PRU improved 4.4% to $31,270 for the nine months ended September 30, 2010.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
Toyota	9,344	(2.9)%	9,620	25,113	10.2%	22,784
Nissan	3,722	5.2	3,537	10,531	29.4	8,138
Honda	3,107	1.8	3,051	8,785	7.5	8,172
BMW	2,337	1.9	2,294	6,303	5.4	5,979
Ford	1,899	13.4	1,675	5,722	24.4	4,598
Mercedes-Benz	1,506	24.5	1,210	4,055	19.2	3,402
General Motors	1,038	20.1	864	2,851	22.7	2,323
Chrysler	798	(10.7)	894	2,120	(25.4)	2,841
Other	1,404	(7.6)	1,520	3,931	14.2	3,443

Total	25,155	2.0	24,665	69,411	12.5	61,680

In the third quarter of 2009, many Toyota models realized a disproportionate benefit from the CARS program. As a result, we realized a 2.9% decline in unit sales for the three months ended September 30, 2010. But, this decline was more than offset by improvement in most of the other manufacturers that we represent. Our retail car unit sales decreased by 5.5% in the third quarter of 2010 due to the impact of the CARS program, which was a disproportionate benefit to car models. However, our retail truck unit sales increased by 14.7%, as compared with the same period in 2009, which more than offset the retail car unit decline. We believe that our performance has outpaced the national average retail results, as well as the specific performances of most of the major brands we represent and the markets in which we operate. As the economy recovers, we anticipate that total industry-wide sales of new vehicles throughout 2010 and into 2011 will be higher than 2009. However, the level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turnover. To further mitigate our exposure to interest rate fluctuations, we have entered into interest rate swaps with an aggregate notional amount of $550.0 million as of September 30, 2010, at a weighted average LIBOR interest rate of 4.7%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in this declining interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 76.7% in the third quarter of 2009 to 49.9% in the fourth quarter of 2008. For the quarter ended September 30, 2010, the floorplan assistance as a percentage of our consolidated interest expense was 72.2%. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended September 30, 2010 and 2009 was $6.5 million and $5.8 million, respectively.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. With the improving selling environment, we increased our new vehicle inventory levels by $109.7 million, or 25.6%, from $427.9 million as of December 31, 2009 to $537.6 million as of September 30, 2010. Further, our consolidated days’ supply of new vehicle inventory increased to 62 days at September 30, 2010 from 44 days at September 30, 2009, which was abnormally low following the CARS program. Generally, we are comfortable with our new vehicle inventory levels, given the current and projected selling environment.

Used Vehicle Retail Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	16,641	20.8%	13,774	48,096	20.4%	39,955
Transactions	960		401	2,134		1,226

Total	17,601	24.2%	14,175	50,230	22.0%	41,181
Retail Sales Revenues
Same Stores	$321,260	29.2%	$248,718	$914,386	28.6%	$710,784
Transactions	19,365		5,998	45,990		18,561

Total	$340,625	33.7%	$254,716	$960,376	31.7%	$729,345
Gross Profit
Same Stores	$29,217	13.9%	$25,657	$86,344	15.6%	$74,679
Transactions	1,353		614	3,209		2,026

Total	$30,570	16.4%	$26,271	$89,553	16.7%	$76,705
Gross Profit per Retail
Unit Sold
Same Stores	$1,756	(5.7)%	$1,863	$1,795	(4.0)%	$1,869
Transactions	$1,409		$1,531	$1,504		$1,653
Total	$1,737	(6.3)%	$1,853	$1,783	(4.3)%	$1,863
Gross Margin
Same Stores	9.1%		10.3%	9.4%		10.5%
Transactions	7.0%		10.2%	7.0%		10.9%
Total	9.0%		10.3%	9.3%		10.5%

Used Vehicle Wholesale Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Wholesale Unit Sales
Same Stores	8,790	8.2%	8,123	23,626	14.4%	20,661
Transactions	518		244	1,090		561

Total	9,308	11.2%	8,367	24,716	16.5%	21,222
Wholesale Sales Revenues
Same Stores	$54,092	28.1%	$42,213	$147,124	34.1%	$109,691
Transactions	4,371		938	9,529		2,845

Total	$58,463	35.5%	$43,151	$156,653	39.2%	$112,536
Gross Profit (Loss)
Same Stores	$401	(69.3)%	$1,307	$3,298	(2.0)%	$3,364
Transactions	(96)		(28)	(210)		(33)

Total	$305	(76.2)%	$1,279	$3,088	(7.3)%	$3,331
Gross Profit (Loss) per
Wholesale Unit Sold
Same Stores	$46	(71.4)%	$161	$140	(14.1)%	$163
Transactions	$(185)		$(115)	$(193)		$(59)
Total	$33	(78.4)%	$153	$125	(20.4)%	$157
Gross Margin
Same Stores	0.7%		3.1%	2.2%		3.1%
Transactions	(2.2)%		(3.0)%	(2.2)%		(1.2)%
Total	0.5%		3.0%	2.0%		3.0%

Total Used Vehicle Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Used Vehicle Unit Sales
Same Stores	25,431	16.1%	21,897	71,722	18.3%	60,616
Transactions	1,478		645	3,224		1,787

Total	26,909	19.4%	22,542	74,946	20.1%	62,403
Sales Revenues
Same Stores	$375,352	29.0%	$290,931	$1,061,510	29.4%	$820,475
Transactions	23,736		6,936	55,519		21,406

Total	$399,088	34.0%	$297,867	$1,117,029	32.7%	$841,881
Gross Profit
Same Stores	$29,618	9.8%	$26,964	$89,642	14.9%	$78,043
Transactions	1,257		586	2,999		1,993

Total	$30,875	12.1%	$27,550	$92,641	15.7%	$80,036
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,165	(5.4)%	$1,231	$1,250	(2.9)%	$1,287
Transactions	$850		$909	$930		$1,115
Total	$1,147	(6.1)%	$1,222	$1,236	(3.7)%	$1,283
Gross Margin
Same Stores	7.9%		9.3%	8.4%		9.5%
Transactions	5.3%		8.4%	5.4%		9.3%
Total	7.7%		9.2%	8.3%		9.5%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. Thus far during 2010, the improved economic conditions, and uptick in consumer confidence, have translated into an increase in used vehicle traffic. This resulted in increases in our Same Store used retail unit sales and in our Same Store used retail revenues in the third quarter of 2010 of 20.8% and 29.2%, respectively, as compared to the same period in 2009. For the nine months ended September 30, 2010, Same Store used retail unit sales and revenues improved 20.4% and 28.6%, respectively, as compared to the corresponding period in 2009. Our average sales price PRU increased 6.9% during both the third quarter and first nine months of 2010. We generated these improvements in sales despite the comparison difficulties as a result of the CARS program in the third quarter of 2009 that increased overall customer traffic and benefited our used vehicle retail sales, as well as our new vehicle retail sales.

Our certified pre-owned (“CPO”) volume increased 32.7% to 5,899 for the three months ended September 30, 2010 as compared to the same period of 2009, corresponding to the overall lift in used retail volume. As a percentage of total retail sales, CPO units increased to 33.5% of total used retail units for the three months ended September 30, 2010 as compared to 31.4% for the same period of 2009. CPO units represented 34.1% of total used retail units for the nine months ended September 30, 2010, as compared to 33.5% for the same period in 2009.

New vehicle trade-ins and lease turn-ins are our best source of quality used vehicles. Despite the increase in new vehicle volumes, used vehicle retail sales volumes substantially outpaced new vehicles sales, and the sourcing of quality used vehicles continues to be a challenge. This has caused us to source a higher percentage of our inventory from auctions, generally at higher prices, as we are forced to bid against other dealers instead of negotiated prices paid on trade-ins. As a result, gross profit per used retail unit decreased 5.7% in the third quarter of 2010, as compared to the same period in 2009 and our Same Store used retail vehicle margins declined 120 basis points to 9.1%. Price relativities between new and used vehicles also continued to pressure used retail vehicle margins. For the nine months ended September 30, 2010, gross profit per used retail unit decreased 4.0%, and coupled with the increase in average sales price PRU, our Same Store used retail vehicle margins declined by 110 basis points to 9.4% as compared to the same period in 2009.

With the increase in new vehicle sales and trade-in activity, we also experienced an increase in our wholesale used vehicles sales of 28.1% on 8.2% more units for the quarter ended September 30, 2010, and 34.1% on 14.4% more units for the nine months ended September 30, 2010. While wholesaling more vehicles seems inconsistent with our need for more used vehicle inventory, most of the vehicles that we sent to auction to be wholesaled were of relatively lower value, higher mileage and older age than their retail counterparts. As used vehicle values have begun to stabilize, our wholesale gross profits per unit have begun to return to more normal levels. We would expect the wholesale gross profit per unit to continue to trend closer to break-even, with stable used vehicle values and supply.

Our days’ supply of used vehicle inventory was 30 days at September 30, 2010, which was down from December 31, 2009 levels of 31 days.

Parts and Service Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Parts and Service Revenues
Same Stores	$190,157	7.3%	$177,285	$560,192	5.3%	$531,810
Transactions	6,107		5,969	15,570		15,414

Total	$196,264	7.1%	$183,254	$575,762	5.2%	$547,224
Gross Profit
Same Stores	$103,278	8.1%	$95,515	$302,920	7.1%	$282,887
Transactions	3,329		2,828	8,358		7,581

Total	$106,607	8.4%	$98,343	$311,278	7.2%	$290,468
Gross Margin
Same Stores	54.3%		53.9%	54.1%		53.2%
Transactions	54.5%		47.4%	53.7%		49.2%
Total	54.3%		53.7%	54.1%		53.1%

Our Same Store parts and service revenues increased 7.3% for the three months ended September 30, 2010, primarily driven by a 4.8% increase in customer-pay parts and service sales. We also generated a 9.9% increase in warranty parts and service revenues, a 9.2% increase in wholesale parts sales and a 10.0% increase in our collision revenues. Same Store parts and service revenues increased 5.3% for the nine months ended September 30, 2010, as compared to the same period a year ago, primarily from increases in our customer-pay parts and service revenues, our wholesale parts business and our warranty parts and service revenues. In addition, our collision business improved for the nine months ended September 30, 2010.

The increase in Same Store customer-pay parts and service revenues for the three and nine months ended September 30, 2010, as compared to prior periods was primarily driven by our domestic brand dealerships and attributable to markets with recent domestic dealership closures. Our Same Store wholesale parts business increased for the three and nine months ended September 30, 2010, as compared to the comparable periods in 2009, benefiting from recent improvements in business processes, and an increase in business with second-tier collision centers and repair shops, which was stimulated by the stabilization in the economy, as well as the closure of surrounding dealerships.

The increase in our Same Store warranty parts and service revenue for the third quarter and first nine months of 2010, as compared to the corresponding period in 2009, was primarily driven by the Toyota recalls that began during the first quarter of 2010, which affected approximately 6.0 million vehicles. The two major recalls included the floormat/accelerator recall, which affected approximately 5.3 million Toyota and Lexus vehicles, and the sticky accelerator pedal recall, which affected approximately 2.3 million Toyota vehicles. There were approximately 1.7 million units that were impacted by both recalls. However, this increase was partially offset by a decline in our warranty parts and services revenues from our Lexus, Mercedes-Benz and Chrysler brands. Our collision revenues also improved for the three and nine months ended September 30, 2010, as a result of enhanced business processes and the opening of additional capacity.

Same Store parts and service gross profit for the three and nine months ended September 30, 2010 increased 8.1% and 7.1%, respectively, from the comparable periods in 2009, while Same Store parts and service margins increased 40 and 90 basis points, respectively. These improvements were primarily a result of internal work generated by the increase in new and used retail vehicle sales volumes and the increased warranty work generated by the two major Toyota recalls. These recall campaigns consist predominantly of labor services, which produce higher margins than the corresponding parts sales, and are comparable to our customer-pay business.

Finance and Insurance Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands, except per unit amounts)
Retail New and Used Unit Sales
Same Stores	41,796	8.7%	38,439	117,507	15.6%	101,635
Transactions	2,201		793	4,851		2,488

Total	43,997	12.1%	39,232	122,358	17.5%	104,123
Retail Finance Fees
Same Stores	$15,126	27.5%	$11,861	$41,275	30.6%	$31,609
Transactions	577		275	1,299		815

Total	$15,703	29.4%	$12,136	$42,574	31.3%	$32,424
Vehicle Service Contract Fees
Same Stores	$18,532	15.4%	$16,064	$52,232	21.6%	$42,955
Transactions	172		353	391		920

Total	$18,704	13.9%	$16,417	$52,623	19.9%	$43,875
Insurance and Other
Same Stores	$9,679	10.8%	$8,736	$28,901	13.7%	$25,419
Transactions	196		220	435		495

Total	$9,875	10.3%	$8,956	$29,336	13.2%	$25,914
Total
Same Stores	$43,337	18.2%	$36,661	$122,408	22.4%	$99,983
Transactions	945		848	2,125		2,230

Total	$44,282	18.1%	$37,509	$124,533	21.8%	$102,213

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,037	8.7%	$954	$1,042	5.9%	$984
Transactions	$429		$1,069	$438		$896
Total	$1,006	5.2%	$956	$1,018	3.7%	$982

Our Same Store finance and insurance revenues increased by 18.2% to $43.3 million for the three months ended September 30, 2010, as compared to the same period in 2009. This improvement was primarily driven by the increases in new and used vehicle sales volumes. In addition, we experienced increases in finance income per contract and increases in both finance and vehicle service contract penetration rates for the three months ended

September 30, 2010. The increase in our finance penetration rate was primarily driven by the increase in manufacturer financing promotions that continued during the third quarter of 2010, as well as the negative impact of the CARS program on finance penetration rates in the third quarter of 2009 as a disproportionate number of the CARS customers paid cash for their vehicle purchase. These increases were partially offset by an increase in our chargeback expense. As a result, our Same Store revenues PRU for the three months ended September 30, 2010 improved 8.7% to $1,037.

For the first nine months of 2010, our Same Store finance and insurance revenues improved 22.4% over the comparable 2009 period, primarily as a result of the 15.6% increase in retail new and used unit sales. Our Same Store revenues PRU increased 5.9%, or $58, to $1,042 PRU for the nine months ended September 30, 2010, as compared to the same in period in 2009, primarily as a result of improvement in finance and vehicle service contract penetration rates and an increase in finance income per contract.

Selling, General and Administrative Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Personnel
Same Stores	$100,289	8.2%	$92,687	$296,931	11.0%	$267,601
Transactions	3,686		2,490	10,140		7,359

Total	$103,975	9.2%	$95,177	$307,071	11.7%	$274,960
Advertising
Same Stores	$11,097	21.3%	$9,147	$32,375	22.4%	$26,459
Transactions	539		171	1,144		537

Total	$11,636	24.9%	$9,318	$33,519	24.2%	$26,996
Rent and Facility Costs
Same Stores	$21,158	(3.3)%	$21,872	$65,926	0.6%	$65,508
Transactions	1,247		995	2,997		2,913

Total	$22,405	(2.0)%	$22,867	$68,923	0.7%	$68,421
Other SG&A
Same Stores	$35,027	3.2%	$33,956	$104,928	11.5%	$94,082
Transactions	882		1,148	8,355		2,354

Total	$35,909	2.3%	$35,104	$113,283	17.5%	$96,436
Total SG&A
Same Stores	$167,571	6.3%	$157,662	$500,160	10.3%	$453,650
Transactions	6,354		4,804	22,636		13,163

Total	$173,925	7.1%	$162,466	$522,796	12.0%	$466,813

Total Gross Profit
Same Stores	$220,747	6.6%	$207,099	$640,937	12.0%	$572,430
Transactions	8,092		4,922	19,075		13,360

Total	$228,839	7.9%	$212,021	$660,012	12.7%	$585,790

SG&A as a % of Gross Profit
Same Stores	75.9%		76.1%	78.0%		79.2%
Transactions	78.5%		97.6%	118.7%		98.5%
Total	76.0%		76.6%	79.2%		79.7%
Employees	7,500		7,000	7,500		7,000

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

In response to the increasingly challenging automotive retailing environment, we initiated significant cost reduction actions beginning in the fourth quarter of 2008. These actions, which were fully implemented in the first quarter of 2009, continued to provide benefit to us throughout the third quarter of 2010 in the form of a leaner cost organization. Coupled with the increase in gross profit, our Same Store SG&A as a percentage of Gross Profit improved 20 basis points to 75.9% for the three months ended September 30, 2010 and 120 basis points to 78.0% for the nine months ended September 30, 2010, as compared to the same periods in 2009. Our absolute dollars of Same Store SG&A expenses increased by $9.9 million and $46.5 million, for the three and nine months respectively, from the same periods in 2009, which was primarily attributable to personnel costs that is generally driven by the increased volume in vehicle sales. Our net advertising expenses increased by $2.0 million, or 21.3%, and $5.9 million, or 22.4%, for the three and nine months ended September 30, 2010, from the same periods in 2009, following the general stabilization in the economy and efforts to capture market share and stimulate parts and service activity.

Our Same Store other SG&A increased $1.1 million and $10.8 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to increases in vehicle delivery expenses, tools and supplies and outside services and other areas that traditionally trend with sales volume. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Depreciation and Amortization Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Same Stores	$6,491	1.5%	$6,394	$19,315	1.7%	$18,993
Transactions	281		272	621		548

Total	$6,772	1.6%	$6,666	$19,936	2.0%	$19,541

Our Same Store depreciation and amortization expense increased 1.5% and 1.7% respectively for the three and nine months ended September 30, 2010, as compared to the same period of 2009. We continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Same Stores	$8,851	18.7%	$7,458	$24,785	2.9%	$24,093
Transactions	170		65	435		249

Total	$9,021	19.9%	$7,523	$25,220	3.6%	$24,342

Memo:
Manufacturer’s assistance	$6,512	12.8%	$5,771	$17,836	18.7%	$15,030

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR rate (or Prime rate in some cases) plus a spread. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of September 30, 2010, we had interest rate swaps in place for an aggregate notional amount of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense.

Our Same Store floorplan interest expense increased $1.4 million, or 18.7%, during the three months ended September 30, 2010, compared to the corresponding period of 2009. The increase primarily reflects a $255.3 million increase in our weighted average floorplan borrowings outstanding. The Same Store increase during the nine months ended September 30, 2010 as compared to the same period last year is attributable to an $81.4 million increase in our weighted average floorplan borrowings outstanding.

Other Interest Expense, net

Other net interest expense, which consists of interest charges primarily on our Mortgage Facility, our Acquisition Line and our long-term debt, partially offset by interest income, decreased $0.4 million, or 5.8%, to $6.9 million for the three months ended September 30, 2010, from $7.3 million for the same period in 2009. This decrease was primarily due to an increase in interest income, the payoff of all borrowings outstanding on our Acquisition Line and the redemption of our 8.25% Notes on March 30, 2010. Partially offsetting the decrease was interest expense related to our 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”), which were issued on March 16, 2010. Our weighted average borrowings declined $26.9 million and $33.8 million for three months and nine months ended September 30, 2010 as compared to the same period in 2009.

For the nine months ended September 30, 2010, other net interest expense decreased $1.6 million, or 7.3%, to $20.3 million. This decrease was primarily due to an increase in interest income, the payoff of all borrowings outstanding on our Acquisition Line and the redemption of our 8.25% Notes. Partially offsetting the decrease was interest expense related to our 3.00% Convertible Senior Notes.

Included in other interest expense for the three months ended September 30, 2010 and 2009 is non-cash, discount amortization expense of $2.1 million and $1.1 million, respectively, representing the impact of the accounting for convertible debt. Based on the level of 2.25% Notes outstanding and the issuance of our 3.00% Notes during the latter part of the first quarter of 2010, we anticipate the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will be $11.9 million, which will be included in other interest expense, net.

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

We did not repurchase any of our 2.25% Notes during the first nine months of 2010. During the first nine months of 2009, we repurchased $41.7 million par value of our outstanding 2.25% Notes for $20.9 million in cash, excluding $0.2 million of accrued interest, and realized a net gain of $8.7 million. In conjunction with the repurchases, $12.6 million of discounts, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options (the “2.25% Purchased Options”) acquired at the time the repurchased convertible notes were issued was $13.4 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the tax gain. Accordingly, we recorded a proportionate reduction in our deferred tax assets. No value was attributed to the equity component of the 2.25% Notes at the time of the redemption and, therefore, no adjustment to additional paid-in-capital was recognized.

In addition, during the nine months ended September 30, 2009, we refinanced certain real estate related debt through borrowings from our Mortgage Facility. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

Provision for Income Taxes

Our provision for income taxes increased $2.0 million to $11.6 million for the three months ended September 30, 2010, from a provision of $9.6 million for the same period in 2009, primarily due to the increase of pretax book income. For the three months ended September 30, 2010, our effective tax rate increased to 37.9% from 34.4% for the same period in 2009. This increase was primarily due to the changes in certain state tax laws and rates, the mix of our pretax income from the taxable state jurisdictions in which we operate, as well as a benefit recognized in conjunction with a tax election made during the three months ended September 30, 2009.

Our provision for income taxes increased $3.3 million to $25.1 million for the nine months ended September 30, 2010, from a provision of $21.8 million for the same period in 2009, primarily due to the increase of pretax book income. For the nine months ended September 30, 2010, our effective tax rate increased to 38.7% from 37.2% for the same period in 2009. This increase was primarily due to the changes in certain state tax laws and rates and the mix of our pretax income from the taxable state jurisdictions in which we operate, as well as a benefit recognized in conjunction with a tax election made during the nine months ended September 30, 2009.

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

Sources of Liquidity and Capital Resources

Cash on Hand.  As of September 30, 2010, our total cash on hand was $96.2 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $57.9 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Nine Months
	Ended September 30,
	2010	2009
	(In thousands)

Net cash provided by (used in) operating activities	$(52,185)	$464,772
Net cash provided by (used in) investing activities	(14,984)	7,504
Net cash provided by (used in) financing activities	149,817	(481,945)
Effect of exchange rate changes on cash	293	1,407

Net increase (decrease) in cash and cash equivalents	$82,941	$(8,262)

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

Operating Activities.  For the nine months ended September 30, 2010, we used $52.2 million in net cash flow from operating activities, primarily driven by $158.9 million in net changes in operating assets and liabilities partially offset by $39.7 million in net income and significant non-cash adjustments related to depreciation and amortization of $19.9 million, deferred income taxes of $22.2 million, and stock-based compensation of $7.5 million. Included in the net changes in operating assets and liabilities is $152.9 million of cash outflow due to increases in inventory levels, $10.6 million of cash outflow from increases of vehicles receivables, contracts-in-transit, accounts and notes receivables and $9.6 million of cash provided by increases in accounts payable and accrued expenses. In addition, cash flow from operating activities includes an adjustment of $3.9 million for the loss on the redemption of our 8.25% Notes. The debt redemption is considered a cash flow from financing activities.

For the nine months ended September 30, 2009, we generated $464.8 million in net cash flow from operating activities, primarily driven by $378.8 million in net changes in operating assets and liabilities, $36.8 million in net income and $58.0 million in adjustments for non-cash items. Included in the net changes in operating assets and liabilities is $373.1 million of cash flow provided by reductions in inventory levels and $56.8 million of cash flow from collections of vehicles receivables, contracts-in-transit, accounts and notes receivables, partially offset by $39.5 million of net repayments to manufacturer-affiliated floorplan lenders. The non-cash adjustments include $19.5 million in depreciation and amortization, $23.1 million in deferred income taxes, $7.4 million of stock based compensation, $5.4 million of debt discount and issuance cost amortization and $2.8 million in non-cash asset impairment charges. In addition, cash flow from operating activities includes an adjustment of $8.2 million for gains from repurchase of $41.7 million of par value of our 2.25% Notes, which is considered a cash flow from financing activities.

Investing Activities.  During the first nine months of 2010, we used $15.0 million from investing activities, primarily as a result of $34.4 million used in dealership acquisitions, including vehicle and parts inventory and related property, and $22.7 million for purchases of property and equipment to construct new and improve existing facilities, including $9.5 million for real estate to be used in the future relocation of an existing dealership. These cash outflows were partially offset by $41.0 million in proceeds from the sale of dealership franchises, property and equipment during the nine months ended September 30, 2010.

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

Financing Activities.  We generated $149.8 million in financing activities during the nine months ended September 30, 2010, consisting primarily of $115.0 million of proceeds from the issuance of our 3.00% Notes, $29.3 million from the sale of the associated 3.00% Warrants and $178.4 million in net borrowings under the Floorplan Line of our Revolving Credit Facility. These cash inflows were partially offset by the $77.0 million used to repurchase all of our outstanding 8.25% Notes, $45.9 million used for the 3.00% Purchased Options, $35.3 million of principal payments on the Mortgage Facility, which includes $24.2 million related to the disposition of our dealership in Florida, and $4.0 million in underwriters’ fees and debt issuance costs related to the 3.00% Notes offering. We entered into $12.8 million of Real Estate Notes, of which $3.8 million was used to pay down the Mortgage Facility. In addition, we used $26.8 million to repurchase treasury shares of our common stock during the nine months ended September 30, 2010. Included in the $178.4 million of net borrowings under the Floorplan Line of our Revolving Credit Facility is a net cash inflow of $13.6 million due to a decrease in our floorplan offset account.

We used $481.9 million in financing activities during the nine months ended September 30, 2009, consisting primarily of $390.3 million in net repayments under the Floorplan Line of our Revolving Credit Facility, $50.0 million in net repayments under the Acquisition Line of our Revolving Credit Facility, $20.9 million to repurchase $41.7 million par value of our 2.25% Notes, $17.2 million to repay a portion of our outstanding Mortgage Facility borrowings. Included in the $390.3 million of net repayments under the Floorplan Line of our Revolving Credit Facility is a net cash outflow of $26.2 million due to changes in our floorplan offset account. In addition, we refinanced our March 2008 and September 2008 Real Estate Loans through borrowings on our Mortgage Facility of $27.9 million. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

Working Capital.  At September 30, 2010, we had $175.7 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Credit Facilities.  Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our three most significant domestic revolving facilities currently provide us with a total of $1.15 billion of borrowing capacity for inventory floorplan financing, $231.2 million for real estate purchases, and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

Revolving Credit Facility.  Our Revolving Credit Facility, which is comprised of 20 financial institutions, including four manufacturer-affiliated finance companies, expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the one-month London Inter Bank Offered Rate (“LIBOR”) plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to LIBOR plus 87.5 basis points for new vehicle inventory and LIBOR plus 97.5 basis points for used vehicle inventory. In addition, we pay a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on our leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the amendment to the Revolving Credit Facility on March 19, 2007, we capitalized $2.3 million of related costs that are being amortized over the term of the facility.

As of September 30, 2010, after considering outstanding balances, we had $401.3 million of available floorplan capacity under the Floorplan Line. Included in the $401.3 million available balance under the Floorplan Line is $57.9 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of September 30, 2010. After considering $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $137.5 million of available borrowing capacity under the Acquisition Line as of September 30, 2010. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. As of September 30, 2010, we were in compliance with these covenants, including:

	As of September 30,
	2010
	Required	Actual

Senior secured leverage ratio	< 2.75	1.24
Total leverage ratio	< 4.50	3.61
Fixed charge coverage ratio	> 1.25	1.70
Current Ratio	> 1.15	1.35

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future. Further, provisions of our Revolving Credit Facility require us to maintain financial ratios and a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that we may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude our foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009. As of September 30, 2010, the Amount Available for Restricted Payments was $168.0 million.

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

Ford Motor Credit Company Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our Ford, Lincoln and Mercury new vehicle inventory. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. During June 2009, we amended our FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of September 30, 2010, we had an outstanding balance of $52.8 million, with an available floorplan capacity of $97.2 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of September 30, 2010, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Real Estate Credit Facility.  Our Mortgage Facility is a five-year real estate credit facility that is syndicated with nine financial institutions and provides a maximum commitment of $231.2 million. The Mortgage Facility is used for acquisitions of real estate and vehicle dealerships. Borrowings under the Mortgage Facility consist of individual term loans, each in a minimum amount of $0.5 million, secured by a parcel or property. The facility matures in March 2012. At our option, any loan under the Mortgage Facility will bear interest at a rate equal to (i) one-month LIBOR plus 1.05% or (ii) the Base Rate as defined in the facility agreement. The interest rate of the Mortgage Facility as of September 30, 2010 was 1.3%. Quarterly principal payments are required of each loan outstanding under the facility at an amount equal to one eightieth of the original principal amount, with any remaining unpaid principal amount due at the end of the term. We capitalized $1.3 million of related debt financing costs that are being amortized over the term of the facility, of which, $0.9 million has been amortized as of September 30, 2010.

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

As of September 30, 2010, we were entitled to sell any property subject to the facility on fair and reasonable terms in an arm’s length transaction, remove it from the facility, and repay in full the entire outstanding balance of the loan relating to such sold property. On July 13, 2010, the Mortgage Facility was amended to require that repayments of outstanding loan balances, other than scheduled principal payments, would immediately and permanently reduce the total $235.0 million original commitment. During the three months ended September 30, 2010, we executed a note agreement with a third-party financial institution for $3.8 million to refinance a portion of the borrowings under our Mortgage Facility related to existing dealership real estate. This pay down of the Mortgage Facility permanently reduced the total commitment from $235.0 million to $231.2 million at September 30, 2010. We also executed two additional note agreements during the third quarter of 2010 with the same third-party financial institution for an aggregate of $9.0 million to finance the purchase of real estate to be developed for future dealerships. We plan to replace the remainder of our existing syndicated Mortgage Facility with separate mortgage loans, similar to the aforementioned Real Estate Notes, through several of our manufacturer partners and a group of banking partners during the fourth quarter of 2010. As of September 30, 2010, available unused borrowings from the Mortgage Facility totaled $73.8 million.

The Mortgage Facility contains certain covenants, including financial ratios that must be complied with including: fixed charge coverage ratio; senior secured leverage ratio; dispositions of financed properties; ownership of equity interests in a lessor subsidiary; and occupancy or sublease of any financed property. We are also required to comply with specified financial covenant ratios defined in the note agreements referred to above, including fixed charge coverage and senior secured leverage, which are calculated on similar terms to the ratios required under our Mortgage Facility. As of September 30, 2010, we were in compliance with all of these covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

Other Credit Facilities.  We finance the new, used and rental vehicle inventories of our U.K. operations using a credit facility with BMW Financial Services. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2010, the interest rate being charged on borrowings outstanding under this facility ranged from 1.1% to 4.5%.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts throughout 2010 and 2011. As of September 30, 2010, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 1.1% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of September 30, 2010:

	As of September 30, 2010
	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)

Floorplan Line(1)	$1,000,000	$598,738	$401,262
Acquisition Line(2)	350,000	17,275	137,497

Total Revolving Credit Facility	1,350,000	616,013	538,759
FMCC Facility	150,000	52,822	97,178
Mortgage Facility	231,206	157,443	73,763

Total Credit Facilities(3)	$1,731,206	$826,278	$709,700

(1)	The available balance at September 30, 2010, includes $57.9 million of immediately available funds.

(2)	The outstanding balance of $17.3 million at September 30, 2010 is completely made up of outstanding letters of credit. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility which totaled $154.8 million at September 30, 2010.

(3)	Outstanding balance excludes $51.1 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

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

Dispositions.  During the nine months ended September 30, 2010, we disposed of a Ford Lincoln Mercury dealership in Florida along with the associated real estate. Gross consideration received was $35.0 million, including amounts used to repay our floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance.

Uses of Liquidity and Capital Resources

Redemption of 8.25% Notes.  During the first three months of 2010, we completed the redemption of all of our then outstanding 8.25% Notes. Total cash used in completing the redemption, excluding accrued interest of $0.8 million, was $77.0 million.

Acquisitions.  During the first nine months of 2010, we acquired two BMW/Mini dealerships in the Southeast region of the U.K. In addition, we acquired a Toyota/Scion dealership and an Audi dealership located in South Carolina. Gross consideration paid for these acquisitions was $36.4 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture and fixtures, as well as the purchase of portions of the associated real estate. The vehicle inventory was subsequently financed through borrowings under our applicable credit facility.

Mortgage Facility Activity.  During the nine months ended September 30, 2010, we paid down $35.3 million in principal payments against the Mortgage Facility, $24.2 million of which was from the proceeds of the sale of property associated with a dealership disposition in June 2010 and $3.8 million of which was from the refinance of an existing dealership property.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. Through the nine months ended September 30, 2010, we have spent $13.2 million in capital expenditures. We forecast our capital expenditures for 2010 to be less than $30.0 million, generally funded from excess cash.

Dividends.  The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors. In February 2009, our Board of Directors indefinitely suspended the cash dividend on our common shares.

Further, provisions of our Revolving Credit Facility require us to maintain the Required Stockholders’ Equity, which effectively limits Restricted Payments. (e.g., cash dividends and stock repurchases). As of September 30, 2010, the Amount Available for Restricted Payments was $168.0 million. This limit will increase or decrease in future periods by adding to the current limitation the sum of 50% of our consolidated net income excluding non-cash items, if positive, and 100% of equity issuances, less actual dividends or stock repurchases completed in each quarterly period.

Purchase of Convertible Note Hedge.  In connection with the issuance of the 3.00% Notes during the first quarter of 2010, we purchased ten-year call options on our common stock (the “3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, we have the right to purchase a total of 3.0 million shares of our common stock at a purchase price of $38.61 per share. The total cost of the Purchased Options was $45.9 million. The future income tax deductions relating to the cost of the 3.00% Purchased Options will result in a tax benefit of approximately $17.2 million.

In addition to the purchase of the 3.00% Purchased Options, we sold warrants in separate transactions (the “3.00% Warrants”). These 3.00% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 3.00% Warrants are exercisable for a maximum of 3.0 million shares of our common stock at an exercise price of $56.74 per share, subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of us and other conditions, including a failure by us to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 3.00% Warrants is 5.3 million shares. On exercise of the 3.00% Warrants, we will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of our common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million, which were recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet at September 30, 2010.

The 3.00% Purchased Options and 3.00% Warrants transactions were designed to increase the conversion price per share of our common stock from $38.61 to $56.74 (an 80% premium to the closing price of our common stock on the date that the 3.00% Notes were priced to investors) and, therefore, mitigate the potential dilution of our common stock upon conversion of the 3.00% Notes, if any.

No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. Since the price of our common stock was less than $38.61 at September 30, 2010, the intrinsic value of both the 3.00% Purchased Options and the 3.00% Warrants, as expressed in shares of our common stock, was zero. Changes in the price of our common stock will impact the share settlement of 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

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

Stock Repurchases.  From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2008, our Board of Directors authorized us to repurchase up to $20.0 million of common stock, during which month 37,300 shares were repurchased at a cost of $0.8 million. During the three months ended June 30, 2010, pursuant to this authorization, an additional 748,464 shares were repurchased at a cost of $19.2 million, effectively exhausting the August 2008 authorization.

In July 2010, our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common shares. During the three months ended September 30, 2010, pursuant to this authorization, 294,098 shares were repurchased at a cost of $7.5 million. These repurchases reduced our weighted average diluted shares outstanding to 22.9 million for the three months ended September 30, 2010. On a go forward basis, that would equate to 22.8 million diluted shares outstanding. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

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

As of September 30, 2010, the outstanding principal amount of our 2.25% Notes and 3.00% Notes, which is primarily all of our fixed rate debt, totaled $182.8 million and $115.0 million, respectively, and had a fair value of $151.0 million and $110.9 million, respectively. The carrying amount of our 2.25% Notes and 3.00% Notes was $136.6 million and $73.6 million, respectively, at September 30, 2010.

As of September 30, 2010, we had $702.7 million of variable-rate floorplan borrowings outstanding and $157.4 million of variable-rate Mortgage Facility borrowings outstanding. Based on the aggregate amount outstanding and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would result in an approximate $8.4 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would yield a net annual change of $2.9 million.

We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the nine months ended September 30, 2010, we recognized $17.8 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 49.9% to 76.7% of our floorplan interest expense. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. In aggregate, as of September 30, 2010, we held interest rate swaps with aggregate notional amounts of $550.0 million that fixed our underlying LIBOR rate at a weighted average rate of 4.7%. The fair value of the interest rate swaps is impacted by the forward LIBOR interest rate curve and the length of time to maturity of the swap contract.

During the three months ended September 30, 2010, we entered into an interest rate swap with a $50.0 million notional value, effective in January 2011 with expiration in August 2015, effectively locking in a rate of 1.7%. At September 30, 2010, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive income totaled $15.2 million. As of September 30, 2010, our liability associated with these interest rate swaps decreased from $30.6 million as of December 31, 2009 to $24.3 million. At September 30, 2010, all of our derivative contracts were determined to be effective, and no material ineffective portion was recognized in income during the period.

Foreign Currency Exchange Rates.  As of September 30, 2010, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in the U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates versus the U.S. dollar would have resulted in an $18.5 million change to our revenues for the nine months ended September 30, 2010.

Additional information about our market sensitive financial instruments was provided in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of a major vehicle manufacturer. Toyota/Lexus/Scion, Nissan/Infiniti, Honda/Acura, Ford, BMW/Mini, Mercedes-Benz, Chrysler and General Motors dealerships represented approximately 94.1% of our total new vehicle retail units sold in the first nine months of 2010. In particular, sales of Toyota/Lexus/Scion and Nissan/Infiniti new vehicles represented 50.1% of our new vehicle unit sales during the nine months ended

September 30, 2010. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and direct bill the manufacturer as opposed to invoicing the customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers, as well as for vehicle incentives. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.

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

In addition, in January 2010, Toyota Motor Sales, U.S.A., Inc. (“Toyota”) temporarily suspended the production and sale of certain models representing about two-thirds of its total unit sales in the U.S. and launched a recall to address quality issues on those vehicles. In January and February of 2010, this recall negatively impacted our new and used vehicle sales. In the long-term, Toyota’s reputation for quality vehicles could be permanently impaired, despite the efforts of Toyota to address these quality issues. We are unable to estimate the longer term net impact of the recalls made by Toyota in the first nine months of 2010, but, since Toyota brands represented 36.6% of our unit sales in 2009, it could be materially adverse to our financial condition and results of operations. In the event or threat of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (4) consumer demand for such manufacturer’s products could be materially adversely affected and could impact the value of our inventory. These events may result in a partial or complete write-down of our goodwill and/or intangible franchise rights with respect to any terminated franchises and cause us to incur impairment charges related to operating leases and/or receivables due from such manufacturers or to record allowances against the value of our new and used inventory.

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

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2010:

			Total Number
			of Shares
			Purchased as	Approximate
			Part of	Dollar Value of
		Average	Publicly	Shares that May
	Total Number	Price	Announced	Be Purchased
	of Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs(1)
				(In thousands,
				excluding
				commissions)

July 1 — July 31, 2010	—	$—	—	$25,000
August 1 — August 31, 2010	280,134	25.51	280,134	17,853
September 1 — September 30, 2010	13,964	26.49	13,964	$17,483

Total	294,098	$25.56	294,098

(1)	On July 26, 2010, our Board of Directors approved a common stock repurchase program, subject to restrictions of various debt agreements, that authorizes us to purchase up to $25.0 million in common stock. The shares are to be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and will be funded by cash from operations. The July 2010 authorization does not have an expiration date.

Item 6.	Exhibits

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4	.1†	—	First Supplemental Indenture dated August 9, 2010 among Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee
10	.1*	—	Employment Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.2*	—	Non-Compete Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.3*	—	Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.4*	—	Form of Senior Executive Officer Phantom Stock Agreement (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.5*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010 (effective July 1, 2010) (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed July 28, 2010)
10.6		—	Amendment No. 5 to Credit Agreement effective as of July 13, 2010 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed July 28, 2010)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date: October 27, 2010

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4	.1†	—	First Supplemental Indenture dated August 9, 2010 among Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee
10	.1*	—	Employment Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.2*	—	Non-Compete Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.3*	—	Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.4*	—	Form of Senior Executive Officer Phantom Stock Agreement (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.5*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010 (effective July 1, 2010) (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed July 28, 2010)
10.6		—	Amendment No. 5 to Credit Agreement effective as of July 13, 2010 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed July 28, 2010)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement