Form 10-K
period 2010-12-31
GROUP 1 AUTOMOTIVE INC
filed 2011-02-11
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $537.1 million based on the reported last sale price of common stock on June 30, 2010, which is the last business day of the registrant’s most recently completed second quarter.

As of February 9, 2011, there were 23,806,390 shares of our common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement About Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases and dividends;

•	future capital expenditures;

•	changes in sales volumes and availability of credit for customer financing in new and used vehicles and sales volumes in the parts and service markets;

•	business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels; and

•	availability of financing for inventory, working capital, real estate and capital expenditures.

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the recent economic recession substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control changes legislation, unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota/Scion/Lexus, Ford, Mercedes-Benz, Chrysler, Nissan/Infiniti, Honda/Acura, General Motors and BMW, because of financial distress, bankruptcy or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	the immediate concerns over the financial viability of one or more of the domestic manufacturers (i.e., Chrysler, General Motors and Ford) could result in, or in the case of Chrysler and General Motors, has resulted in, a restructuring of these companies, up to and including bankruptcy; and, as such, we may suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

ii

•	requirements imposed on us by our manufacturers may require dispositions or limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	manufacturer quality issues may negatively impact vehicle sales and brand reputation;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	the inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

The information contained in this Form 10-K, including the information set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” identifies factors that could affect our operating results and performance. Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K or in the documents incorporated by reference occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We urge you to carefully consider those factors, as well as factors described in our reports filed from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

iii

PART I

Item 1.	Business

General

Group 1 Automotive, Inc., a Delaware corporation, organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2010, we owned and operated 119 franchises at 95 dealership locations and 22 collision service centers in the United States of America (the “U.S.”) and 10 franchises at five dealerships and three collision centers in the United Kingdom (the “U.K.”). Through our operating subsidiaries, we market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of December 31, 2010, our U.S. retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, and South Carolina), (ii) the Central (42 dealerships in Kansas, Oklahoma and Texas) and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

As discussed in more detail in Note 2, “Summary of Significant Accounting Policies and Estimates,” to our Consolidated Financial Statements, all of our operating subsidiaries operate as one reportable segment. Our financial information, including our revenues, is included in our Consolidated Financial Statements and related notes beginning on page F-1.

Business Strategy

Our business strategy is to leverage what we believe to be one of our key strengths — the talent of our people to: (i) sell new and used vehicles; (ii) arrange related financing, vehicle service and insurance contracts; (iii) provide maintenance and repair services; and (iv) sell replacement parts via an expanding network of franchised dealerships located primarily in growing regions of the U.S. and the U.K. We believe, as evidenced by the significant industry experience reflected in the biographical information of our executive officers, which is provided on page 17, that over the last five years we have developed a distinguished management team with substantial industry expertise.

With this level of talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs and expenses. We believe this approach allows us to continue to attract and retain talented employees, as well as provide the best possible service to our customers.

In 2010, we completed acquisitions and were awarded franchises comprising in excess of $250.0 million in aggregated annualized revenues estimated at the time of acquisition. And, we believe that substantial opportunities for growth through acquisitions remain in our industry. An absolute acquisition target has not been established for 2011, but we expect to acquire dealerships that meet our stringent acquisitions and return on investment criteria. We believe that we have sufficient financial resources to support additional acquisitions. We expect to grow our brand portfolio, primarily with import and luxury brands and more selectively with domestic brands. We will focus that growth in geographically diverse areas with positive economic outlooks over the longer-term. Further, we will continue to critically evaluate our return on invested capital in our dealership operations for disposition opportunities.

While we desire to grow through acquisitions, we continue to primarily focus on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our shareholders.

For 2011, we will primarily focus on five key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	Sustained growth of our higher margin parts and service business with an emphasis on service customer retention;

•	Capture of additional new and used vehicle retail market share;

•	Operating efficiencies and further leveraging our cost base;

•	Continued implementation of an operating model with greater commonality of key operating processes, systems and training, that support the extension of best practices and the leveraging of scale; and

•	Enhancement of our current dealership portfolio by strategic acquisition and improving or disposing of underperforming dealerships.

Our focus in our parts and service operations will be on targeted marketing efforts, strategic selling and operational efficiencies, as well as capital investments designed to support the growth targets. We believe that these initiatives will enhance our results of operations in these business areas and our overall results.

We made significant changes in our operating model during the last few years, which are designed to reduce variable and fixed expenses, appropriately size our business for the reduced levels of sales and service activity and generate operating efficiencies. As our business grows in 2011 and beyond, we will continue to manage our costs carefully and to look for opportunities to improve our operating efficiency.

We continue with our efforts to fully leverage our scale, reduce costs, enhance internal controls and enable further growth and, as such, we are taking steps to standardize key operating processes. Our management structure supports more rapid decision making and facilitates the more rapid roll-out of new processes. Over the last three years, we have consolidated portions of our dealership accounting, human resources and other administrative functions into regional centers and we implemented standardized training programs for our vehicle and service sales processes. These actions represent key building blocks that we are using to effectively manage the business operations, support extension of best practices and further leverage the scale of the business.

With regards to our efforts to improve or dispose of underperforming dealerships, we are constantly evaluating the opportunity to improve the profitability of our dealerships. We attempt to capitalize on our size, leverage and ability to disseminate best practices in order to expedite these efforts. We believe that our efforts will improve our financial condition and operating results.

Dealership Operations

Our operations are located in geographically diverse markets that extend domestically from New Hampshire to California and internationally in the U.K. By geographic area, our revenues from external customers for the years ended December 31, 2010, 2009 and 2008 were $5,225.5 million, $4,401.3 million and $5,491.8 million from our domestic operations, respectively, and $283.6 million, $124.4 million and $162.3 million from our foreign operations, respectively. As of December 31, 2010, 2009 and 2008 our aggregate long-lived assets other than goodwill, intangible assets and financial instruments in our domestic operations were $484.5 million, $462.1 million and $531.3 million, respectively, and in our foreign operations were $29.5 million, $21.6 million and $20.3 million, respectively. The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2010 and the number of dealerships and franchises in each region:

		Percentage of Our
		New Vehicle
		Retail Units Sold
		During the	As of December 31, 2010
		Year Ended	Number of	Number of
Region	Geographic Market	December 31, 2010	Dealerships	Franchises

Eastern	Massachusetts	14.3%	10	10
	New Jersey	6.3	6	7
	New Hampshire	4.0	3	3
	Georgia	3.9	4	5
	New York	3.8	4	5
	Louisiana	3.2	4	6
	Mississippi	1.7	3	3
	South Carolina	1.3	3	3
	Florida	1.2	1	1
	Alabama	1.2	2	2
	Maryland	0.8	2	2

		41.7	42	47

Central	Texas	31.2	29	39
	Oklahoma	7.8	11	16
	Kansas	0.9	2	2

		39.9	42	57

Western	California	13.7	11	15

International	United Kingdom	4.7	5	10

Total		100.0%	100	129

Each of our local operations has a management structure that promotes and rewards entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts, service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization. In the U.S., each general manager reports to one of our market directors or one of three regional vice presidents. Our regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Our U.K. operations are structured similarly, with a regional vice president reporting directly to our Chief Executive Officer.

New Vehicle Sales

In 2010, we sold or leased 97,511 new vehicles representing 32 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for approximately 20.3% of our gross profit in 2010. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease may create the following additional profit opportunities for our dealerships:

•	manufacturer dealer incentives, if any;

•	the resale of any used vehicle trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale;

•	the sale of accessories or after-market products; and

•	the service and repair of the vehicle both during and after the warranty period.

Brand diversity is one of our strengths. Our mix of domestic, import and luxury franchises is critical to our success. Over the past five years, we have strategically managed our exposure to the declining domestic brands and emphasized the faster growing luxury and import brands, shifting our sales mix from 29.1% domestic and 70.9% luxury and import in 2006 to 14.7% and 85.3% in 2010, respectively. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned as of December 31, 2010:

				Franchises Owned
				As of
	New Vehicle	New Vehicle	% of Total	December 31,
	Revenues	Unit Sales	Units Sold	2010
	(In thousands)

Toyota	$725,388	28,867	29.6%	14	(1)
Nissan	328,329	12,797	13.1%	12
Honda	225,182	9,395	9.6%	8
Hyundai	30,161	1,398	1.4%	3
Mazda	21,372	951	1.0%	2
Volkswagen	20,682	822	0.8%	2
Subaru	19,515	782	0.8%	1
Scion	11,026	610	0.6%	N/A	(1)
Kia	9,004	414	0.4%	2
Mitsubishi	1,334	58	0.2%	1

Total import	1,391,993	56,094	57.5%	45

BMW	421,885	8,878	9.1%	15
Mercedes-Benz	301,180	5,507	5.6%	6
Lexus	231,770	5,137	5.3%	3
Acura	87,803	2,338	2.4%	4
Mini	64,458	2,693	2.8%	9
Infiniti	37,126	937	1.0%	1
Audi	29,094	653	0.7%	2
Volvo	21,109	542	0.5%	1
Lincoln	9,281	207	0.2%	3
Porsche	6,234	73	0.1%	1
Maybach	2,454	7	0.0%	1
Sprinter	1,810	43	0.0%	2
smart	1,296	86	0.1%	1

Total luxury	1,215,500	27,101	27.8%	49

Ford	245,548	7,323	7.5%	8
Chevrolet	100,676	2,965	3.0%	5
Dodge	54,284	1,662	1.7%	6
Jeep	31,002	1,044	1.1%	6
GMC	28,812	762	0.8%	2
Chrysler	8,343	254	0.3%	6
Buick	7,764	202	0.2%	2
Mercury	2,796	101	0.1%	—	(2)
Pontiac	89	3	0.0%	—	(2)

Total domestic	479,314	14,316	14.7%	35

Total	$3,086,807	97,511	100.0%	129

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at all of our Toyota franchised locations.

(2)	Franchises terminated as of December 31, 2010 due to the manufacturers’ elections to discontinue these brands.

Our diversity by manufacturer for the years ended December 31, 2010, 2009, and 2008 is set forth below:

	For the Year Ended December 31,
		% of		% of		% of
	2010	Total	2009	Total	2008	Total

Toyota/Scion/Lexus	34,614	35.5%	30,475	36.6%	38,818	35.1%
Nissan/Infiniti	13,734	14.1	10,684	12.8	14,075	12.7
Honda/Acura	11,733	12.0	10,477	12.6	15,473	14.0
BMW/Mini	11,571	11.9	8,157	9.8	9,670	8.7
Ford	7,631	7.8	6,567	7.9	9,541	8.6
Mercedes-Benz	5,643	5.8	4,897	5.9	6,512	5.9
General Motors	3,932	4.0	3,187	3.8	5,193	4.7
Chrysler	2,960	3.0	4,127	5.0	6,626	6.0
Other	5,693	5.9	4,611	5.6	4,797	4.3

Total	97,511	100.0%	83,182	100.0%	110,705	100.0%

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

Used Vehicle Sales

We sell used vehicles at each of our franchised dealerships. In 2010, we sold or leased 66,001 used vehicles at our dealerships, and sold 33,524 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for 13.1% of our gross profit in 2010, while sales of vehicles in wholesale markets accounted for 0.3%. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of our ability to sell these vehicles at favorable prices due to their limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, and the availability of retail financing and general economic conditions.

Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, and is the best source of high-quality used vehicles. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers. We continue to extensively utilize a common used vehicle management software in all of our dealerships with the goal to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and reducing our wholesale used vehicle business. This internet-based software tool enables our managers to make used vehicle inventory decisions based on real time market valuation data, and is an integral part of our used vehicle process. It also allows us to leverage our size and local market presence by expanding the pool from which used vehicles can be sold within a given market or region, effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time. Each of our dealerships attempts to maintain no more than a 37 days’ supply of used vehicles.

In addition to active management of the quality and age of our used vehicle inventory, we have attempted to increase the total lifecycle profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned vehicles typically cost more to recondition, but sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Service loyalty also tends to be better for certified pre-owned units. In some cases, certified pre-owned vehicles are eligible for manufacturer support, such as subsidized finance rates and, in some cases, extension of the manufacturer warranty. Our certified pre-owned vehicle sales increased from 33.4% of total used retail sales in 2009 to 34.4% in 2010.

Parts and Service Sales

We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 25 collision centers we operate. Our parts and service business accounted for approximately 47.1% of our gross profit in 2010. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular dealership. Warranty work accounted for approximately 20.4% of the revenues from our parts and service business in 2010. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a retail customer. However, the revenue for that internal work is eliminated for our parts and service revenue in consolidation.

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

Finance and Insurance Sales

Revenues from our finance and insurance operations consist primarily of fees for arranging financing, and vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for approximately 19.3% of our gross profit in 2010. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.

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

New and Used Vehicle Inventory Financing

Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and two separate floorplan credit facility arrangements with manufacturers that we represent, Ford and BMW. Our revolving syndicated credit arrangement matures in March 2012 and provides a total borrowing capacity of $1.35 billion of financing (the “Revolving Credit Facility”). We can expand the Revolving Credit Facility to its maximum commitment of $1.85 billion, subject to participating lender approval. The Revolving Credit Facility consists of two tranches: $1.0 billion for vehicle inventory financing (the “Floorplan Line”), and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). We utilize the $1.0 billion tranche of our Floorplan Line to finance up to 70% of the value of our used vehicle inventory, except in the U.K., and up to 100% of the value of all new vehicle inventory, other than new vehicles purchased from Ford in the U.S. and BMW in the U.K. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and a minimum of $200.0 million and a maximum of $350.0 million for the Acquisition Line. However, restrictions on the availability of funds under the Acquisition Line are governed by debt covenants in existence under the Revolving Credit Facility. Additionally, our floorplan arrangement with Ford Motor Credit Company provides $150.0 million of floorplan financing capacity (the “FMCC Facility”). We use the funds available under this arrangement to exclusively finance our inventories of new Ford vehicles sold by the lender’s manufacturer affiliate. The FMCC Facility is an evergreen arrangement that may be cancelled with 30 days notice by either party. During 2009, we amended our FMCC Facility to reduce the available floorplan financing available from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. Should the FMCC facility no longer be available to us for financing of our new Ford inventory, we could utilize the available capacity under our Floorplan Line to finance this inventory. In addition to the FMCC Facility, we finance certain rental vehicles through separate arrangements with the respective automobile manufacturers. We also utilize a credit facility with BMW Financial Services for the financing of new, used and rental inventories associated with our U.K. operations. Most manufacturers offer interest assistance to offset a portion of floorplan interest charges incurred in connection with holding new vehicle inventory purchases, which we recognize as a reduction of cost of new vehicle sales.

Acquisition and Divestiture Program

We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a primary focus on import and luxury brands;

•	creating economies of scale;

•	delivering a targeted return on investment; and

•	eliminating underperforming dealerships.

Since our inception, we have grown our business primarily through acquisitions. Over the five-year period from January 1, 2006 through December 31, 2010, we:

•	purchased 41 franchises with expected annual revenues, estimated at the time of acquisition, of $1.8 billion;

•	disposed or terminated 61 franchises with annual revenues of approximately $0.7 billion; and

•	were granted eight new franchises by vehicle manufacturers with expected annual revenues, estimated at the time of grant, of $48.3 million.

Acquisition strategy.  We seek to acquire large, profitable, well-established dealerships that are leaders in their markets to:

•	expand into geographic areas we do not currently serve;

•	expand our brand, product and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets; and/or

•	increase operating efficiency and cost savings in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization and the cost of floorplan financing.

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

Recent Acquisitions.  In 2010, we acquired one import and nine luxury franchises with expected annual revenues at the time of acquisition of $256.2 million. The new franchises included: (i) a Sprinter franchise in Augusta, Georgia, (ii) a Sprinter franchise in Massapequa, New York, (iii) a BMW/Mini dealership in Farnborough in the U.K., (iv) a BMW/Mini dealership in Hindhead in the U.K., (v) a Toyota/Scion dealership in Rock Hill, South Carolina, (vi) an Audi dealership in Columbia, South Carolina, (vii) a Mini franchise in Clear Lake, Texas, and (viii) a Lincoln franchise in Lubbock, Texas.

Divestiture Strategy.  We continually review our investments in dealership portfolio for disposition opportunities, based upon a number of criteria, including:

•	the rate of return on our capital investment over a period of time;

•	location of the dealership in relation to existing markets and our ability to leverage our cost structure;

•	potential future capital investment requirements;

•	the franchise; and

•	existing real estate obligations, coupled with our ability to exit those obligations or identify an alternate use.

While it is our desire to only acquire profitable, well-established dealerships, at times we have been requested, in connection with the acquisition of a particular dealership group, to acquire dealerships that do not fit our acquisition strategy. We acquire such dealerships with the understanding that we may need to divest of them at some future time. The costs associated with such divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors, such as: (i) change in management, (ii) increase or improvement in facility operations, (iii) relocation of facility based on demographic changes, (iv) reduction in costs, or (v) sales training. If, after a period of time, a dealership’s profitability does not positively respond, management will make the decision to sell the dealership to a third party, or, in a rare case, surrender the franchise back to the manufacturer. Management constantly monitors the performance of all of our dealerships, and routinely assesses the need for divestiture. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations or the impairment of long-lived assets. We continue to rationalize our dealership portfolio and focus on increasing the overall profitability of our operations. In conjunction with the disposition of certain of our dealerships, we may also dispose of the associated real estate.

Recent Dispositions.  During 2010, we sold three franchises and terminated, at the manufacturers’ election, eight others with annual revenues of approximately $83.1 million.

Competition

We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the service maintenance and repair of vehicles. According to industry sources, there are approximately 15,502 franchised automobile dealerships, which is down from 17,306 as of December 31, 2009, and approximately 37,717 independent used vehicle dealers in the retail automotive industry as of December 31, 2010.

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

Finance and Insurance.  We face competition in arranging financing for our customers’ vehicle purchases from a broad range of financial institutions. Many financial institutions now offer finance and insurance products over the Internet, which may reduce our profits from the sale of these products. We believe the principal competitive factors in the finance and insurance business are convenience, interest rates, product availability, product knowledge and flexibility in contract length. We may be charged back for unearned financing, insurance contracts or vehicle service contract fees in the event of early termination of the contracts by customers.

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

Financing Arrangements

As of December 31, 2010, our total outstanding indebtedness and lease and other obligations were $1,727.0 million, including the following:

•	$560.8 million under the Floorplan Line of our Revolving Credit Facility;

•	$300.5 million of future commitments under various operating leases;

•	$145.9 million of term loans, entered into independently with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA LLC (“MBFS”), and BMW Financial Services NA, LLC (“BMWFS”);

•	$138.2 million in carrying value of 2.25% convertible senior notes due 2036 (the “2.25% Notes”);

•	$74.4 million in carrying value of 3.00% convertible senior notes due 2020 (the “3.00% Notes”);

•	$56.3 million under our FMCC Facility;

•	$47.1 million under floorplan notes payable to various manufacturer affiliates for foreign and rental vehicles;

•	$42.6 million under our Real Estate Credit Facility (our “Mortgage Facility”);

•	$40.7 million of capital lease obligations related to real estate, as well as $36.5 million of estimated interest;

•	$24.3 million of various notes payable;

•	$17.5 million of obligations from interest rate risk management activities, as well as $20.7 million of estimated interest;

•	$197.9 million of estimated interest payments on floorplan notes payable and other long-term debt obligations;

•	$17.3 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line; and

•	$6.3 million of other short and long-term purchase commitments.

As of December 31, 2010, we had the following amounts available for additional borrowings under our various credit facilities:

•	$439.2 million under the Floorplan Line of our Revolving Credit Facility, including $129.2 million of immediately available funds;

•	$233.7 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants;

•	$93.7 million under our FMCC Facility; and

In addition, the indentures relating to our other debt instruments allow us to incur additional indebtedness and enter into additional operating leases, subject to certain conditions.

Stock Repurchase Program

From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In June 2010, we completed the August 2008 authorization to repurchase up to $20.0 million of our common stock. And in July 2010, our Board approved another common stock repurchase program, subject to the restrictions of various debt agreements, which authorized us to purchase up to $25.0 million in common stock with no expiration date. The shares are to be repurchased from time to time in open market or privately negotiated transactions depending on market conditions, at our discretion, and will be funded by cash from operations. Pursuant to this authorization, 294,098 shares were repurchased during 2010 at an average price of $25.56 per share, or for a total of $7.5 million.

Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Dividends

On November 11, 2010, our Board of Directors declared a cash dividend of $0.10 per share of common stock for the third quarter of 2010, which was paid in December, after temporarily suspending the payment of dividends in February 2009 due to economic uncertainty. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors. See Note 15, “Long-Term Debt,” to our Consolidated Financial Statements for a description of restrictions on our payment of dividends.

We are limited under the terms of the Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income (“the Mortgage Facility Restricted Payment Basket”). As of December 31, 2010, the Mortgage Facility Restricted Payment Basket was $100.0 million and will increase in the future periods by 50.0% of our cumulative net income (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

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

Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. In most cases, manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. From time to time, certain manufacturers may assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. We work with these manufacturers to address any performance issues. In general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. However, federal law, including any federal bankruptcy law or any federal law that may be passed to address the current economic crisis, may preempt state law and allow manufacturers greater freedom to terminate or not renew franchises. The recent economic recession caused domestic manufacturers to critically evaluate their respective dealer networks and terminate certain brands, and, as a result, the respective franchises. For example, General Motors chose to discontinue the Pontiac brand and, as a result, both of our Pontiac franchises were terminated. In addition, Ford chose to discontinue the Mercury brand and, as a result, all four of our Mercury franchises were terminated. Subject to the recent or similar future economic factors, we generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification.

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

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers that accounted for approximately 10% or more of our new vehicle retail unit sales:

Percentage of New
Vehicle Retail
Units Sold
during the
Year Ended
December 31,
Manufacturer	2010

Toyota/Scion/Lexus	35.5%
Nissan/Infiniti	14.1%
Honda/Acura	12.0%
BMW/Mini	11.9%

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. For instance, we are required to comply with those regulations applicable to privacy notices and risk-based pricing.

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

The automotive retailing business is also subject to substantial risk of real and personal property loss as a result of the significant concentration of real and personal property values at dealership locations. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses, including property and casualty, automobile physical damage, and employee medical benefits. In certain cases, we insure costs in excess of our retained risk per claim under various contracts with third-party insurance carriers. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience, adjusted for current trends and changes in claims-handling procedures. Risk retention levels may change in the future as a result of changes in the insurance market or other factors affecting the economics of our insurance programs. Although we believe our insurance coverage is adequate, we cannot assure that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

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

Employees

We believe our relationships with our employees are favorable. As of December 31, 2010, we employed 7,454 (full-time, part-time and temporary) people, of whom:

•	1,095 were employed in managerial positions;

•	1,416 were employed in non-managerial vehicle sales department positions;

•	3,749 were employed in non-managerial parts and service department positions; and

•	1,194 were employed in administrative support positions.

73 of our total 7,454 employees are represented by a labor union in one region. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.

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

The following table sets forth certain information as of the date of this Form 10-K regarding our current executive officers:

Name	Age	Position

Earl J. Hesterberg	57	President and Chief Executive Officer, Director
John C. Rickel	49	Senior Vice President and Chief Financial Officer
Mark J. Iuppenlatz	51	Vice President, Corporate Development
Darryl M. Burman	52	Vice President and General Counsel
J. Brooks O’Hara	55	Vice President, Human Resources

Earl J. Hesterberg

Mr. Hesterberg has served as our President and Chief Executive Officer and as a director since April 2005. Prior to joining us, Mr. Hesterberg had served as Group Vice President, North America Marketing, Sales and Service for Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts, since October 2004. From July 1999 to September 2004, he served as Vice President, Marketing, Sales and Service for Ford of Europe, and from 1999 until 2005, he served on the supervisory board of Ford Werke AG. Mr. Hesterberg has also served as President and Chief Executive Officer of Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. He has also held various senior sales, marketing, general management, and parts and service positions with Nissan Motor Corporation in U.S.A. and Nissan Europe, both of which are wholly-owned by Nissan Motor Co., Ltd., a global provider of automotive products and services. Mr. Hesterberg serves on the Board of Directors, the Compensation Committee and the Corporate Governance and Nominating Committee of Stage Stores, Inc., a national retail clothing chain with over 780 stores located in 39 states. Mr. Hesterberg also services on the Board of Trustees of Davidson College and on the Board of Directors of the Greater Houston Partnership, a local non-profit organization dedicated to building regional economic prosperity. Mr. Hesterberg received his BA in Psychology at Davidson College in 1975 and his MBA from Xavier University in 1978.

John C. Rickel

Mr. Rickel was appointed Senior Vice President and Chief Financial Officer in December 2005. From 1984 until joining us, Mr. Rickel held a number of executive and managerial positions of increasing responsibility with Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts. He most recently served as Controller, Ford Americas, where he was responsible for the financial management of Ford’s western hemisphere automotive operations. Immediately prior to that, he was Chief Financial Officer of Ford Europe, where he oversaw all accounting, financial planning, information services, tax and investor relations activities. From 2002 to 2004, Mr. Rickel was Chairman of the Board of Directors of Ford Russia and a member of the Board of Directors and the Audit Committee of Ford Otosan, a publicly traded automotive company located in Turkey and owned 41% by Ford. Mr. Rickel received his BSBA in 1982 and MBA in 1984 from The Ohio State University.

Mark J. Iuppenlatz

Mr. Iuppenlatz was appointed Vice President, Corporate Development in January 2010. From 2007 until joining us, Mr. Iuppenlatz served as managing partner of Animas Valley Land & Water Co., a diversified real estate development and management group based in Farmington, New Mexico, and as managing partner of Tierra Vista Partners, a land development group operating in Durango, Colorado. From 1997 until July 2007, Mr. Iuppenlatz served as Executive Vice President of Corporate Development for Sonic Automotive, Inc., one of the largest automotive retailers in the United States. While at Sonic, Mr. Iuppenlatz was responsible for all corporate development related activity, as well as real estate, construction and manufacturer relations. Prior to joining Sonic, Mr. Iuppenlatz was Chief Operating Officer of a private real estate investment trust which specialized in automotive related real estate and was active in the real estate development field. Mr. Iuppenlatz received his BBA in Marketing from Michigan State University in 1981.

Darryl M. Burman

Mr. Burman has served as our Vice President and General Counsel and from December 2006 since December 2006, and as Vice President, General Counsel and Secretary from December 2006 through July 2010. From September 2005 to December 2006, Mr. Burman was a partner and head of the corporate and securities practice in the Houston office of the law firm of Epstein Becker Green Wickliff & Hall, P.C. From September 1995 until September 2005, Mr. Burman served as the head of the corporate and securities practice of the law firm of Fant & Burman, L.L.P. in Houston, Texas. Mr. Burman currently serves as a Director of the Texas General Counsel Forum — Houston Chapter. Mr. Burman graduated from the University of South Florida in 1980 and received his J.D. from South Texas College of Law in 1983.

J. Brooks O’Hara

Mr. O’Hara has served as our Vice President, Human Resources since February 2000. From 1997 until joining Group 1, Mr. O’Hara was Corporate Manager of Organizational Development at Valero Energy Corporation, an integrated refining and marketing company. Prior to joining Valero, Mr. O’Hara served for a number of years as Vice President of Administration and Human Resources at Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. Mr. O’Hara is certified as a Senior Professional in Human Resources (SPHR). Mr. O’Hara received his BS in Marketing from Florida State University in 1978 and his MBA in 1991 from the University of St. Thomas.

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

We make our filings with the SEC available on our Web site as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC also maintains an internet website at http://sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC. The above information is available in print to anyone who requests it free of charge. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange. We filed last year’s certification in June 2010. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

Item 1A.	Risk Factors

The economic slowdown and other adverse economic conditions have had and could continue to have a material adverse effect on our business, revenues and profitability.

The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates and credit availability. During economic downturns, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. The general economic slowdown, as well as tightening of the credit markets and credit standards, volatility in consumer preference around fuel-efficient vehicles in response to volatile fuel prices and concern about domestic manufacturer viability, has resulted in a difficult business environment. And, as a result, the automotive retail industry has experienced a significant decline in vehicle sales and margins. This decline may continue and sales may stay depressed for an unknown period of time. Such declines have had, and any further declines or changes of this type could have, a material adverse effect on our business, revenues, cash flows and profitability.

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

The turmoil in the credit markets has resulted in tighter credit conditions and has adversely impacted our business. In the automotive finance market, tight credit conditions have resulted in a decrease in the availability of automotive loans and leases and have led to more stringent lending conditions. As a result, our new and used vehicle sales and margins have been adversely impacted. If the unfavorable economic conditions were to continue and the availability of automotive loans and leases becomes limited again, it is possible that our vehicle sales and margins could be adversely impacted.

A significant portion of vehicle buyers, particularly in the used car market, finance their vehicle purchases. Sub-prime finance companies have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of a down payment, do not have access to more traditional finance sources. Economic conditions have caused most sub-prime finance companies to tighten their credit standards and this reduction in available credit has adversely affected our used vehicle sales and margins. If sub-prime finance companies apply higher standards, if there is any further tightening of credit standards used by sub-prime finance companies, or if there is additional decline in the overall availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our used car business, revenues, cash flows and profitability.

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

We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of a major vehicle manufacturer. Toyota/Scion/Lexus, Nissan/Infiniti, Honda/Acura, Ford, BMW/Mini, Mercedes-Benz, Chrysler and General Motors dealerships represented approximately 94.1% of our total new vehicle retail units sold in 2010. In particular, sales of Toyota/Scion/Lexus and Nissan/Infiniti new vehicles represented 49.6% of our new vehicle unit sales in 2010. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and direct bill the manufacturer as opposed to invoicing the customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers, as well as for vehicle incentives. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.

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

In the event or threat of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (4) consumer demand for such manufacturer’s products could be materially adversely affected and could impact the value of our inventory. These events may result in a partial or complete write-down of our goodwill and/or intangible franchise rights with respect to any terminated franchises and cause us to incur impairment charges related to operating leases and/or receivables due from such manufacturers or to record allowances against the value of our new and used vehicle inventory.

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

A discontinuation or change in our manufacturers’ incentive programs could adversely affect our business. Moreover, some manufacturers use a dealership’s customer satisfaction index (“CSI”) scores as a factor governing participation in incentive programs. Failure to comply with the CSI standards could adversely affect our participation in dealership incentive programs, which could have a material adverse effect on us.

If we fail to obtain renewals of one or more of our franchise agreements on favorable terms or substantial franchises are terminated, our operations may be significantly impaired.

Each of our dealerships operates under a franchise agreement with one of our manufacturers (or authorized distributors). Without a franchise agreement, we cannot obtain new vehicles from a manufacturer, receive floorplan and advertising assistance, access the manufacturers’ certified pre-owned programs, perform warranty-related services or purchase parts at manufacturer pricing. As a result, we are significantly dependent on our relationships with these manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management and other material breaches of the franchise agreements. Manufacturers may also have a right of first refusal if we seek to sell dealerships. We cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements could also have a material adverse effect on our revenues and profitability. Further, the terms of certain of our real estate related indebtedness require the repayment of all amounts outstanding in the event that the associated franchise is terminated. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.

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

Growth in our revenues and earnings will be impacted by our ability to acquire new dealerships and successfully integrate those dealerships into our business.

Growth in our revenues and earnings partially depends on our ability to acquire new dealerships and successfully integrate those dealerships into our existing operations. We cannot guarantee that we will be able to identify and acquire dealerships in the future. In addition, we cannot guarantee that any acquisitions will be successful or on terms and conditions consistent with past acquisitions. Restrictions by our manufacturers, as well as covenants contained in our debt instruments, may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices. And, some of our competitors may have greater financial resources than us.

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

We must obtain the consent of the manufacturer prior to the acquisition of any of its dealership franchises. Delays in obtaining, or failing to obtain, manufacturer approvals for dealership acquisitions could adversely affect our acquisition program. Obtaining the consent of a manufacturer for the acquisition of a dealership could take a significant amount of time or might be rejected entirely. In determining whether to approve an acquisition, manufacturers may consider many factors, including the moral character and business experience of the dealership principals and the financial condition, ownership structure, CSI scores, sales efficiency, and other performance measures of our dealerships. Also, our manufacturers attempt to measure customers’ satisfaction with automobile dealerships through systems generally known as CSI. Manufacturers may use these performance indicators, as well as sales performance numbers, as conditions for certain payments and as factors in evaluating applications for additional acquisitions. The manufacturers have modified the components of their CSI scores from time to time in the past, and they may replace them with different systems at any time. In unusual cases where performance indicators, such as the ones described above, are not met to the satisfaction of the manufacturer, certain manufacturers may either limit our ability to acquire additional dealerships or require the disposal of existing dealerships or both. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions and have received requests to dispose of certain of our dealerships. On one occasion, one of our manufacturers initiated legal proceedings to block one of our acquisitions, but before the court could address the matter, the manufacturer dismissed its proceeding when the seller elected not to sell its dealerships to us. In the event one or more of our manufacturers sought to prohibit future acquisitions, or imposed requirements to dispose of one or more of our dealerships, this could adversely affect our acquisition and growth strategy.

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

Based on the organization and management of our business, we determined that each region qualified as reporting units for the purpose of assessing goodwill for impairment. To determine the fair value of our reporting units in assessing the carrying value of our goodwill for impairment, we use a combination of the discounted cash flow and market approaches. Included in this analysis are assumptions regarding revenue growth rates, future gross margin estimates, future selling, general and administrative (“SG&A”) expense rates and our weighted average cost of capital (“WACC”). We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (a) our industry, (b) our recent transactions, and (c) reasonable performance expectations for our operations. If any one of the above assumptions changes, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the applicable reporting unit, especially with respect to those operations acquired prior to July 1, 2001.

We are required to evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level. To test the carrying value of each individual intangible franchise right for impairment, we also use a discounted cash flow based approach. Included in this analysis are assumptions, at a dealership level, regarding revenue growth rates, future gross margin estimates and future SG&A expense rates. Using our WACC, estimated residual values at the end of the forecast period and future capital expenditure requirements, we calculate the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce. If any one of the above assumptions changes, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the intangible franchise right associated with the applicable dealership.

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

Borrowings under our Revolving Credit Facility, FMCC Facility, Mortgage Facility, and various other notes payable bear interest based on a floating rate. Therefore, our interest expense would increase with any rise in interest rates. We have entered into derivative transactions to convert a portion of our variable-rate debt to fixed rates to partially mitigate this risk. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. In addition, we receive credit assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

Natural disasters and adverse weather events can disrupt our business.

Our dealerships are concentrated in states and regions in the U.S. in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) have in the past, and may in the future disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles we sell.

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and will trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, the EPA has adopted regulations requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, on an annual basis, beginning in 2011 for emissions occurring in 2010, as well as from certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011. Moreover, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations or legislation imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations or from the vehicles that we sell, or that make fuel more expensive, could adversely affect demand for those vehicles or require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

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

Global financial markets and economic conditions have been volatile. The debt and equity capital markets have been exceedingly distressed. In particular, availability of funds from those markets has diminished, while the cost of raising money in the debt and equity capital markets has increased. Also, as a result of concerns about the stability of financial markets and the solvency of counterparties, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to current debt, and reduced and, in some cases, ceased to provide funding to borrowers. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made it more difficult to obtain funding.

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

Our U.K. operations are subject to risks associated with foreign currency and exchange rate fluctuations.

In 2010, we expanded our operations in the U.K. As such, we are exposed to additional risks related to our foreign operations, including:

•	exposure to currency and exchange rate fluctuations;

•	unexpected changes in laws, regulations, and policies of foreign governments or other regulatory bodies;

•	lack of franchise protection, which creates greater competition; and

•	additional tariffs, trade restrictions, restrictions on repatriation of foreign earnings, and international tax laws and treaties.

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

Our manufacturers may also impose additional similar restrictions on us in the future. Actions by our stockholders or prospective stockholders, which would violate any of the above restrictions, are generally outside our control. If we are unable to comply with or renegotiate these restrictions, we may be forced to terminate or sell one or more franchises, which could have a material adverse effect on us. These restrictions may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. These restrictions also may impede our ability to acquire dealership groups, to raise required capital or to issue our stock as consideration for future acquisitions.

Our certificate of incorporation, bylaws and franchise agreements contain provisions that make a takeover of us difficult.

Our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if such change of control would be beneficial to our stockholders. These include provisions:

•	providing for a Board of Directors with staggered, three-year terms, permitting the removal of a non-employee director from office only for cause;

•	allowing only the Board of Directors to set the number of non-employee directors;

•	requiring super-majority or class voting to affect certain amendments to our certificate of incorporation and bylaws;

•	limiting the persons who may call special stockholders’ meetings;

•	limiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings; and

•	allowing our Board of Directors to issue shares of preferred stock without stockholder approval.

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

The “Energy Policy Conservation Act”, enacted into law by Congress in 1975, added Title V, “Improving Automotive Efficiency”, to the Motor Vehicle Information and Cost Savings Act and established Corporate Average Fuel Economy (“CAFE”) standards for passenger cars and light trucks. CAFE is the sales weighted average fuel economy, expressed in miles per gallon (“mpg”) of a manufacturer’s fleet of passenger cars or light trucks with a gross vehicle weight rating of 8,500 pounds or less, manufactured for sale in the U.S., for any given model year. The Secretary of Transportation has delegated authority to establish CAFE standards to the Administrator of the National Highway Traffic Safety Administration (“NHTSA”). NHTSA is responsible for establishing and amending the CAFE standards; promulgating regulations concerning CAFE procedures, definitions and reports; considering petitions for exemptions from standards for low volume manufacturers and establishing unique standards for them; enforcing fuel economy standards and regulations; responding to petitions concerning domestic production by foreign manufacturers and all other aspects of CAFE.

The primary goal of CAFE was to substantially increase passenger car fuel efficiency. Congress has continuously increased the standards since 1974, and, since mid-year 1990, the passenger car standard was increased to 27.5 miles per gallon, and had remained at this level through 2009. The new law requires passenger car fuel economy to rise to an industry average of 33.8 miles per gallon by 2012, increasing to 39.5 miles per gallon in the year 2016. Likewise, light truck CAFE standards have been established over the years and significant changes were adopted in November 2006. As of mid-year 2007, the standard was increased to 22.2 miles per gallon, now increased to 29.8 miles per gallon by 2016.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. For instance, we are required to comply with those regulations applicable to privacy notices and risk-based pricing.

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

We presently lease our corporate headquarters, which is located at 800 Gessner, Suite 500, Houston, Texas. In addition, as of December 31, 2010, we had 129 franchises situated in 100 dealership locations throughout 15 states in the U.S. and in the U.K. As of December 31, 2010, we leased 68 of these locations and owned the remainder. We have one location in Massachusetts, one location in Alabama and one location in Mississippi where we lease the land but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased

Eastern	Massachusetts	6	4
	Maryland	2	—
	New Hampshire	—	3
	New Jersey	3	3
	New York	1	3
	Louisiana	—	4
	Florida	—	1
	Georgia	3	1
	Mississippi	—	3
	Alabama	1	1
	South Carolina	1	2

		17	25

Central	Texas	5	24
	Oklahoma	1	10
	Kansas	2	—

		8	34

Western	California	2	9

International	United Kingdom	5	—

Total		32	68

We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. In the past, we tried to structure our operations so as to avoid the ownership of real property. In connection with our dealership acquisitions, we generally sought to lease rather than acquire the facilities on which the acquired dealerships were located. We generally entered into lease agreements with respect to such facilities that have 30-year total terms, consisting of 15-year initial terms and three five-year option periods, at our option. As a result, we lease the majority of our facilities under long-term operating leases. See Note 8 to our Consolidated Financial Statements.

Group 1 Realty, Inc., one of our subsidiaries, typically acquires the property and acts as the landlord of our dealership operations. For the year ended December 31, 2010, we acquired $47.1 million of real estate, of which $6.9 million was purchased in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate used in operations that we owned was $379.8 million as of December 31, 2010. Of this total, $326.4 million is mortgaged through our Mortgage Facility or another real estate related borrowing arrangement. We do not believe that any single facility is material to our operations and, if necessary, we would obtain a replacement facility.

Item 3.	Legal Proceedings

From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. Amounts that have been accrued or paid related to the settlement of litigation are included in SG&A expenses in our Consolidated Statements of Operations. In addition, the manufacturers of the vehicles that we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge us back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to our right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of manufacturer chargebacks of recognized incentives and rebates are included in cost of sales in our Consolidated Statements of Operations, while such amounts for manufacturer chargebacks of recognized warranty-related items are included as a reduction of revenues in our Consolidated Statements of Operations.

Currently, we are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these or future matters cannot be predicted with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 76 holders of record of our common stock as of February 9, 2011.

The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2009 and 2010:

			Dividends
	High	Low	Declared

2009:
First Quarter	$15.50	$7.14	$—
Second Quarter	26.55	13.44	—
Third Quarter	33.50	22.53	—
Fourth Quarter	35.30	23.95	—
2010:
First Quarter	$35.14	$25.08	$—
Second Quarter	38.24	22.93	—
Third Quarter	31.40	22.22	0.10
Fourth Quarter	42.30	29.83	—

On November 11, 2010, our Board of Directors declared a cash dividend of $0.10 per share of common stock for the third quarter of 2010, which was paid in December, after temporarily suspending the payment of dividends in February 2009 due to economic uncertainty. The payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.

We are limited under the terms of the Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income (“the Mortgage Facility Restricted Payment Basket”). As of December 31, 2010, the Mortgage Facility Restricted Payment Basket was $100.0 million and will increase in the future periods by 50.0% of our cumulative net income (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The graph compares the performance of our common stock to the S&P 500 Index and to an industry peer group for our last five fiscal years. The members of the peer group are Asbury Automotive Group, Inc., AutoNation, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc. and Sonic Automotive, Inc. The source for the information contained in this table is Zacks Investment Research, Inc.

The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2005, and that all dividends were reinvested. Performance data for Group 1, the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

	Group 1
Measurement Date	Automotive, Inc.	S&P 500	Peer Group

December 2005	$100.00	$100.00	$100.00
December 2006	166.37	115.81	108.88
December 2007	77.63	122.17	77.34
December 2008	36.01	76.96	36.83
December 2009	94.79	97.31	74.75
December 2010	139.98	111.98	104.37

Purchases of Equity Securities by the Issuer

No shares of our common stock were repurchased during the three months ended December 31, 2010. See “Business — Stock Repurchase Program” for more information.

Item 6.	Selected Financial Data

The following selected historical financial data as of December 31, 2010, 2009, 2008, 2007 and 2006, and for the five years in the period ended December 31, 2010, have been derived from our audited Consolidated Financial Statements, subject to certain reclassifications to make prior years conform to the current year presentation. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting. As a result, we do not include in our financial statements the results of operations of these dealerships prior to the date we acquired them, which may impact the comparability of the financial information presented. Also, as a result of the effects of our acquisitions, dispositions, and other potential factors in the future, the historical financial information described in the selected financial data is not necessarily indicative of our results of operations and financial position in the future or the results of operations and financial position that would have resulted had such transactions occurred at the beginning of the periods presented in the selected financial data.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Income Statement Data:
Revenues	$5,509,169	$4,525,707	$5,654,087	$6,260,217	$5,940,729
Cost of sales	4,632,136	3,749,870	4,738,426	5,285,750	5,001,422

Gross profit	877,033	775,837	915,661	974,467	939,307
Selling, general and administrative expenses	693,635	621,048	739,430	758,877	717,786
Depreciation and amortization expense	26,455	25,828	25,652	20,438	17,694
Asset impairments	10,840	20,887	163,023	16,784	2,241

Income (loss) from operations	146,103	108,074	(12,444)	178,368	201,586
Other income and (expense):
Floorplan interest expense	(34,110)	(32,345)	(46,377)	(46,822)	(45,308)
Other interest expense, net	(27,217)	(29,075)	(36,783)	(30,068)	(19,234)
Gain (loss) on redemption of long-term debt	(3,872)	8,211	18,126	(1,598)	(488)
Other income (expense), net	—	(14)	302	560	629

Income (loss) from continuing operations before income taxes	80,904	54,851	(77,176)	100,440	137,185
Provision (benefit) for income taxes	30,600	20,006	(31,166)	35,893	50,092

Income (loss) from continuing operations	50,304	34,845	(46,010)	64,547	87,093
Loss related to discontinued operations, net of tax	—	—	(2,003)	(1,132)	(894)

Net income (loss)	$50,304	$34,845	$(48,013)	$63,415	$86,199

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$2.21	$1.52	$(2.04)	$2.77	$3.61
Loss related to discontinued operations, net of tax	—	—	(0.09)	(0.04)	(0.04)

Net income (loss)	$2.21	$1.52	$(2.13)	$2.73	$3.57
Diluted:
Income (loss) from continuing operations	$2.16	$1.49	$(2.03)	$2.76	$3.56
Loss related to discontinued operations, net of tax	—	—	(0.09)	(0.05)	(0.03)

Net income (loss)	$2.16	$1.49	$(2.12)	$2.71	$3.53
Dividends per share	$0.10	$—	$0.47	$0.56	$0.55
Weighted average shares outstanding:
Basic	22,767	22,888	22,513	23,270	24,146
Diluted	23,317	23,325	22,671	23,406	24,446

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance Sheet Data:
Working capital	$124,300	$103,225	$92,128	$184,705	$232,140
Inventories	777,771	596,743	845,944	878,168	807,332
Total assets	2,201,964	1,969,414	2,288,114	2,506,104	2,120,137
Floorplan notes payable — credit facility(1)	560,840	420,319	693,692	648,469	423,007
Floorplan notes payable — manufacturer affiliates	103,345	115,180	128,580	170,911	279,572
Acquisition line	—	—	50,000	135,000	—
Mortgage facility, including current portion	42,600	192,727	177,998	131,317	—
Long-term debt, including current portion	423,539	265,769	322,319	329,109	330,513
Stockholders’ equity	$784,368	$720,156	$662,117	$741,765	$754,661
Long-term debt to capitalization(2)	37%	39%	45%	45%	30%

(1)	Includes immediately available funds of $129.2 million, $71.6 million, $44.9 million, $64.5 million, and $114.5 million, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.

(2)	Includes the Acquisition Line, Mortgage Facility and other long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion in conjunction with Part I, including the matters set forth in the “Risk Factors” section, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Overview

We are a leading operator in the automotive retail industry. As of December 31, 2010, we owned and operated 119 franchises at 95 dealership locations and 22 collision service centers in the U.S. and 10 franchises at five dealerships and three collision centers in the U.K. We market and sell an extensive range of automotive products and services including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of December 31, 2010, our U.S. retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (42 dealerships in Kansas, Oklahoma and Texas), and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2006, through December 31, 2010, we have purchased 41 franchises with expected annual revenues at the time of acquisition of $1.8 billion and been granted eight new franchises by our manufacturers, with expected annual revenues at the time of acquisition of $48.3 million. In 2010 alone, we acquired one import and nine luxury franchises with expected annual revenues at the time of acquisition of $256.2 million. In the following discussion and analysis, we report certain performance measures of our newly acquired dealerships separately from those of our existing dealerships. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand and existing real estate obligations. From January 1, 2006, through December 31, 2010, we have disposed of or terminated 61 franchises with annual revenues of approximately $0.7 billion. Specifically, during 2010, we disposed of one luxury and ten domestic franchises with annual revenues of approximately $83.1 million.

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

Since September 2008, the U.S. and global economies have suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. In response to this challenging economic environment, we took a number of steps to adjust our cost structure, strengthen our balance sheet and improve liquidity. We implemented significant cost cuts in our ongoing operating structure, to appropriately size our business and allow us to manage through this industry downturn. As it relates to variable expenses, our cost reductions were primarily related to personnel and advertising. From a personnel standpoint, we made the difficult, but necessary decisions to adjust headcount and compensation, as well as temporarily suspend certain employee benefits. We decreased overall advertising levels and shifted to utilization of various in-house and email marketing tools, as well as capitalized on declining media rates. Other variable expense reductions also reflect initiatives designed to reduce software costs, contract labor, travel and entertainment, delivery and loaner car expenses. In the latter half of 2010, economic trends stabilized and consumer demand for new and used vehicles showed improvement. According to industry experts, the annual unit sales for 2010 were 11.6 million units, compared to 10.4 million units a year ago.

Though the retail and economic environment continues to be challenging, we believe that the stabilizing economic trends provide opportunities for us in the marketplace to maintain or improve profitability, including: (i) aggressively pursuing new and used retail vehicle market share; (ii) continuing to focus on our higher margin parts and service business by enhancing the cost effectiveness of our marketing efforts, implementing strategic selling methods and improving operational efficiencies; and (iii) investing capital where necessary to support the anticipated growth in our parts and service business.

For the year ended December 31, 2010, we realized a net income of $50.3 million, or $2.16 per diluted share, and for the years ended December 31, 2009 and 2008, we realized net income of $34.8 million, or $1.49 per diluted share, and net loss of $48.0 million, or $2.12 per diluted share, respectively. In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2010, 2009 and 2008:

Year Ended December 31, 2010:

•	Asset Impairments: We recognized a total of $10.8 million in pretax impairment charges, primarily related to the impairment of assets held-for-sale and leasehold improvements, as well as other long-term assets.

•	Convertible Debt Offering and Debt Redemption: We issued $115.0 million aggregate principal amount of 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, as amended, which will mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. In conjunction, we completed the redemption of our then outstanding $74.6 million face value 8.25% Senior Subordinated Notes (the “8.25% Notes”) at a redemption price of 102.75% of the principal amount of the notes, utilizing proceeds from our 3.00% Notes offering. We incurred a $3.9 million pretax charge in completing the redemption, consisting primarily of a $2.1 million redemption premium, a $1.5 million write-off of unamortized bond discount and deferred costs and $0.3 million of other debt extinguishment costs.

•	Non-Cash Interest Expense: Our 2010 results were negatively impacted by $7.7 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes and 3.00% Notes representing the impact of the accounting for convertible debt as required by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic No. 470, “Debt” (“ASC 470”).

Year Ended December 31, 2009:

•	Asset Impairments: We recognized a total of $20.9 million in pretax impairment charges, primarily related to the impairment of vacant properties that were held for sale as of December 31, 2009, as well as other long-term assets.

•	Gain on Debt Redemption: In 2009, we redeemed a portion of our 2.25% Notes with an aggregate par value of $41.7 million and, as a result, recognized an $8.7 million pretax gain and a proportionate reduction in deferred tax assets relative to unamortized costs of the purchased options acquired in conjunction with the initial issuance. The cost of the options was deductible for tax purposes as an original issue discount. In conjunction with these repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes.

•	Income Tax Benefit: We recognized an income tax benefit of $2.0 million as a result of a tax election in 2009 that reduced income tax liability that we had previously provided.

•	Non-Cash Interest Expense: Our 2009 results were negatively impacted by $5.4 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes representing the impact of the accounting for convertible debt as required by ASC 470.

Year Ended December 31, 2008:

•	Asset Impairments: In the third quarter of 2008, we determined that the economic conditions and resulting impact on the automotive retail industry, as well as the uncertainty surrounding the going concern of the domestic automobile manufacturers, indicated the potential for an impairment of our goodwill and other indefinite-lived intangible assets. In response to the identification of such triggering events, we performed an interim impairment assessment of our recorded values of goodwill and intangible franchise rights utilizing our valuation model, which consists of a blend between the market and income approaches. As a result of such assessment, we determined that the fair values of certain indefinite-lived intangible franchise rights were less than their respective carrying values and recorded a pretax charge of $37.1 million, primarily related to our domestic brand franchises. Further, during the third quarter of 2008, we identified potential impairment indicators relative to certain of our real estate holdings, primarily associated with domestic franchise terminations and other equipment, after giving consideration to the likelihood that certain facilities would not be sold or used by a prospective buyer as an automobile dealership operation given market conditions. As a result, we performed an impairment assessment of these long-lived assets and determined that the respective carrying values exceeded their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of value. Accordingly, we recognized an $11.0 million pretax asset impairment charge.

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

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	For the Year Ended December 31,
	2010	2009	2008

Unit Sales
Retail Sales
New Vehicle	97,511	83,182	110,705
Used Vehicle	66,001	54,067	61,971

Total Retail Sales	163,512	137,249	172,676
Wholesale Sales	33,524	27,793	36,819

Total Vehicle Sales	197,036	165,042	209,495
Gross Margin
New Vehicle Retail Sales	5.8%	6.1%	6.3%
Total Used Vehicle Sales	7.9%	8.9%	8.3%
Parts and Service Sales	53.8%	53.3%	53.8%
Total Gross Margin	15.9%	17.1%	16.2%
SG&A(1) as a% of Gross Profit	79.1%	80.0%	80.8%
Operating Margin	2.7%	2.4%	(0.2)%
Pretax Margin	1.5%	1.2%	(1.4)%
Finance and Insurance Revenues per Retail Unit Sold	$1,032	$994	$1,080

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances, which are discussed in more detail in the “Results of Operations” section that follows.

Over the course of 2010, the industry experienced a modest increase in the SAAR of new vehicle units. While unit sales are still low relative to the years before the recession, unit sales have risen from 10.4 in 2009 to 11.6 million in 2010. This increase is primarily related to the stabilization of the U.S. economic conditions and a growing need to replace aged or scrapped vehicles. Bolstered by this improved sales environment and our recent efforts to gain market share, our new vehicle retail sales increased 21.4% for the year ended December 31, 2010, over 2009. The improvement reflects higher unit sales of 17.2% for the twelve months ended December 31, 2010, as well as an increase in average sales price driven primarily by improved brand mix and a shift towards more truck sales. Our 17.2% increase significantly outpaced the national average retail results, which were up 6.3% for full year 2010, as well as the specific performances of the major brands we represent and the markets in which we operate.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The stabilizing economic environment that benefited new vehicle sales also supported improved used vehicle traffic with our used vehicle retail sales actually increasing faster than new vehicle sales as compared to our 2009 results. As a result, we experienced improving used vehicle volumes throughout 2010. When compared to trend industry conditions, we are sourcing a higher percentage of our used vehicles from higher cost auctions instead of trade-ins, and this continued to pressure our used vehicle retail margins in 2010. Further, the wholesale side of the business experienced increases in unit sales and gross profits for the twelve months ended December 31, 2010 as compared to the same periods in 2009, largely attributable to the impact of the U.S. government-sponsored Cash-for-Clunkers program during the latter half of 2009, which significantly reduced older used vehicle inventory.

Our consolidated finance and insurance income per retail unit sold (“PRU”) also increased through the fourth quarter of 2010 as compared to 2009, primarily driven by an improvement in finance income per contract and penetration rates in both finance and vehicle service contract offerings.

Our total gross margin decreased for the three and twelve months ended December 31, 2010, primarily as a result of the more rapid growth of our new and used vehicle business.

Our 2010 parts and service sales were positively impacted by our initiatives that are focused on customers, products, and processes. In addition, our domestic brands benefited from recent closures of competing dealerships in their markets. And, the manufacturer recalls, particularly the Toyota recalls that occurred in early 2010 and affected approximately 6.0 million vehicles, bolstered our 2010 parts and service business, representing approximately 130 basis points of the 6.2% improvement in our revenues. Parts and service margins were enhanced during 2010 primarily as a result of additional internal work, resulting from increased new and used vehicle sales, as well as the Toyota warranty campaigns that primarily require labor services, which generate higher margins than the corresponding parts sales.

Our consolidated SG&A expenses increased in absolute dollars, and decreased as a percentage of gross profit by 90 basis points to 79.1% for 2010, from 2009, primarily as a result of the improved gross profit and our cost rationalization efforts that have resulted in a leaner organization. These positive factors were partially offset by the impact of the restoration of employee compensation and benefits, the loss on dealership disposal, and redundancy costs in the U.K., which occurred during 2010.

The combination of all of these factors, including $10.8 million of asset impairments, resulted in an operating margin of 2.7% for 2010, a 30 basis-point increase from 2009.

Our floorplan interest expense increased 5.5% in 2010, as compared to 2009, primarily as a result of an increase in our weighted average outstanding borrowings. Other interest expense decreased 6.4% in 2010, primarily attributable to decreases in our weighted average outstanding borrowings, and an increase in interest income. As a result, our pretax margin for 2010 increased 30 basis points to 1.5% as compared to 2009.

We further address these items, and other variances between the periods presented in the “Results of Operations” section below.

Recent Accounting Pronouncements

Refer to the Recent Accounting Pronouncements section within Note 2, “Summary of Significant Accounting Polices and Estimates,” to our Consolidated Financial Statements for a discussion of those most recent pronouncements that impact us.

Critical Accounting Policies and Accounting Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates and policies.

We have identified below what we believe to be the most pervasive accounting policies and estimates that are of particular importance to the portrayal of our financial position, results of operations and cash flows. See Note 2, “Summary or Significant Accounting Policies and Estimates,” to our Consolidated Financial Statements for further discussion of all our significant accounting policies and estimates.

Inventories.  We carry new, used and demonstrator vehicle inventories, as well as parts and accessories inventories, at the lower of cost (determined on a first-in, first-out basis for parts and accessories) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our Consolidated Balance Sheets and as a reduction to cost of sales in our Statements of Operations as the vehicles are sold. At December 31, 2010 and 2009, inventory cost had been reduced by $4.7 million and $3.3 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales has been reduced by $24.0 million, $20.0 million and $28.3 million for interest assistance received related to vehicles sold for the years ended December 31, 2010, 2009 and 2008, respectively. The assistance ranged from approximately 49.9% to 76.7% of our quarterly floorplan interest expense over the past three years, with 69.3% covered in the fourth quarter of 2010.

As the market value of inventory typically declines over time, we establish new and used vehicle reserves based on our historical loss experience and considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated, by the speed at which we turn this inventory. At December 31, 2010, our used vehicle days’ supply was 31 days.

Goodwill.  As of December 31, 2010, we defined our reporting units as each of our three regions in the U.S. and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of our regions as of October 31st, we perform a fair value and potential impairment assessment of goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).

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

We use a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of our reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated WACC. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach as of December 31, 2010, we based our analysis on a slow recovery back to normalized levels of SAAR of 15.0 million units by 2014. For the market approach, we utilize recent market multiples of guideline companies for both revenue (20% weighted) and pretax net income (80% weighted). Each of these assumptions requires us to use our knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for our operations. We have concluded that these valuation inputs qualify Goodwill to be categorized within Level 3 of our ASC Topic No. 820, “Fair Value of Measurements and Disclosures” (“ASC 820”) hierarchy framework (see Note 16, “Fair Value Measurements”). If any one of the above assumptions change, in some cases insignificantly, or fails to materialize, the resulting decline in the estimated fair value could result in a material impairment charge to the goodwill associated with our reporting unit(s).

Intangible Franchise Rights.  Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. We expect these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2010 and 2009 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with guidance primarily codified within ASC Topic No. 350, “Intangibles — Goodwill and Other” (“ASC 350”), we evaluate these franchise rights for impairment annually in the fourth quarter, based on the carrying values of our individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.

In performing our impairment assessments, we test the carrying value of each individual franchise right that was recorded using a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise right, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and future capital expenditure requirements, we calculate the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce. Accordingly, we have concluded that these valuation inputs qualify Intangible Franchise Rights to be categorized within Level 3 of the ASC 820 hierarchy framework (see Note 16, “Fair Value Measurements”).

If any one of the above assumptions change or fails to materialize, the resulting decline in the intangible franchise rights’ estimated fair value could result in an impairment charge to the intangible franchise right associated with the applicable dealership. See Note 10, “Asset Impairments,” and Note 13, “Intangible Franchise Rights and Goodwill,” for additional details regarding our intangible franchise rights.

Revenue Recognition.  Revenues from vehicle sales, parts sales and vehicle service are recognized upon completion of the sale and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

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

We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining estimates of future amounts which might be charged back would have changed the reserve at December 31, 2010, by $2.2 million.

We consolidate the operations of our reinsurance companies. Prior to 2008 we reinsured the credit life and accident and health insurance policies sold by our dealerships. During 2008, we terminated our offerings of credit life and accident and health insurance policies; however, some of the previously issued policies remain in force. All of the revenues and related direct costs from the sales of these policies were deferred and are being recognized over the life of the policies. Investment of the net assets of these companies are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are classified as available-for-sale and are carried at fair value.

Self-Insured Property and Casualty Reserves.  We purchase insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self insured retentions.

We engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. This actuarial study is updated on an annual basis, and the appropriate adjustments are made to the accrual. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the actuarially determined loss rate per employee used in determining our estimate of future losses would have changed the reserve for these losses at December 31, 2010, by $0.7 million.

Our auto physical damage insurance coverage contains an annual aggregate retention (stop loss) limit. For policy years ended prior to October 31, 2005, our workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (the “Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (the “No Stop Loss Plans”). Our exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.

Our maximum potential exposure under all of the Stop Loss Plans totaled $38.7 million, before consideration of amounts previously paid or accruals recorded related to our loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totals $15.9 million at December 31, 2010.

Fair Value of Financial Assets and Liabilities.  Our financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. Our investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2010, the face value of $115.0 million of our outstanding 3.00% Notes had a carrying value, net of applicable discount, of $74.4 million, and a fair value, based on quoted market prices, of $143.3 million. Also, as of December 31, 2010 and 2009, the face value of our outstanding 2.25% Notes was $182.8 million. The 2.25% Notes had a carrying value, net of applicable discount, of $138.2 million and $131.9 million, respectively, and a fair value, based on quoted market prices, of $180.0 million and $143.5 million as of December 31, 2010 and 2009, respectively. Our derivative financial instruments are recorded at fair market value. See Notes 4 and 16 for further details regarding our derivative financial instruments and fair value measurements.

We maintain multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers acceptances, that have maturities of less than three months. We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets, and accordingly, has classified such investments within Level 1 of the hierarchy framework as described in ASC 820. Also within the trust accounts, we hold investments in debt instruments, such as government obligations and other fixed income securities. These investments are designated as available-for-sale, measured at fair value and classified as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. As these investments are fairly liquid, we believe our fair value techniques accurately reflect their market values and are subject to changes that are market driven and subject to demand and supply of the financial instrument markets. The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the ASC 820 hierarchy framework in Note 16. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, we have concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and have categorized such investments within Level 2 of the ASC 820 hierarchy framework in Note 16. The cost basis of the debt securities, excluding demand obligations, as of December 31, 2010 and 2009 was $2.9 million and $5.6 million, respectively.

Fair Value of Assets Acquired and Liabilities Assumed.  The values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining attributable to goodwill, if any. We utilize third-party experts to determine the fair values of property and equipment purchased and our fair value model to determine the fair value of our franchise rights.

Derivative Financial Instruments.  One of our primary market risk exposures is increasing interest rates. Interest rate derivatives are used to adjust interest rate exposures when appropriate based on market conditions.

We follow the requirements of guidance primarily codified within ASC Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all derivative instruments on our balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense. All of our interest rate hedges were designated as cash flow hedges and are deemed to be effective at December 31, 2010, 2009 and 2008.

We measure interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of our derivative instruments. In measuring fair value, the option-pricing Black-Scholes present value technique is utilized for all of our derivative instruments. This option-pricing technique utilizes a one-month London Interbank Offered Rate (“LIBOR”) forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Also included in our fair value estimate is a consideration of credit risk. Because the interest rate derivative instruments were in a liability position, an estimate of our own credit risk was included in the fair value calculation, based upon the spread between the one-month LIBOR yield curve and the average 10 and 20-year industrial rate for BB- S&P rated companies, or 7.8%, as of December 31, 2010. We have determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, we have classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 16. We validate the outputs of our valuation technique by comparison to valuations from the respective counterparties.

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

Each tax position must satisfy a threshold of more-likely-than-not and a measurement attribute for some or all of the benefits of that position to be recognized in a company’s financial statements (see Note 9, “Income Taxes,” for additional information).

We have recognized deferred tax assets, net of valuation allowances, that we believe will be realized, based primarily on the assumption of future taxable income. To the extent that we have determined that net income attributable to certain state jurisdictions will not be sufficient to realize certain net operating losses, a corresponding valuation allowance has been established.

Discontinued Operations.  On June 30, 2008, we sold certain operations constituting our entire dealership holdings in one particular market that qualified for discontinued operations accounting and reporting treatment. In order to reflect these operations as discontinued, the necessary reclassifications have been made to our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows for the year ended December 31, 2008.

Results of Operations

The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2009, the results from this dealership will appear in our Same Store comparison beginning in 2010 for the period July 2010 through December 2010, when comparing to July 2009 through December 2009 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2009 Same Store results that are compared to 2010 differ from those used in the comparison to 2008. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the year ended December 31, 2010 as compared to 2009 and for the year ended December 31, 2009 compared to 2008.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Revenues
New vehicle retail	$2,961,961	18.7%	$2,494,827	$2,529,020	(24.2)%	$3,337,856
Used vehicle retail	1,208,687	27.4%	948,785	962,757	(9.9)%	1,068,824
Used vehicle wholesale	202,243	35.3%	149,530	152,011	(33.6)%	228,761
Parts and Service	745,840	6.1%	702,811	716,632	(2.5)%	735,055
Finance, insurance and other	165,598	23.8%	133,765	135,910	(26.3)%	184,362

Total revenues	$5,284,329	19.3%	$4,429,718	$4,496,330	(19.1)%	$5,554,858
Cost of Sales
New vehicle retail	$2,792,243	19.2%	$2,342,576	$2,375,439	(24.0)%	$3,126,232
Used vehicle retail	1,097,980	28.7%	853,005	865,556	(9.5)%	956,340
Used vehicle wholesale	199,128	35.4%	147,112	149,661	(35.6)%	232,418
Parts and Service	344,464	5.1%	327,642	335,009	(1.4)%	339,624

Total cost of sales	$4,433,815	20.8%	$3,670,335	$3,725,665	(20.0)%	$4,654,614

Gross profit	$850,514	12.0%	$759,383	$770,665	(14.4)%	$900,244

Selling, general and administrative expenses	$663,960	10.0%	$603,366	$615,030	(15.0)%	$723,166
Depreciation and amortization expenses	$25,547	2.3%	$24,982	$25,652	1.8%	$25,208
Floorplan interest expense	$33,520	4.9%	$31,966	$32,248	(29.2)%	$45,547
Gross Margin
New Vehicle Retail	5.7%		6.1%	6.1%		6.3%
Used Vehicle	8.1%		8.9%	8.9%		8.4%
Parts and Service	53.8%		53.4%	53.3%		53.8%
Total Gross Margin	16.1%		17.1%	17.1%		16.2%
SG&A as a % of Gross Profit	78.1%		79.5%	79.8%		80.3%
Operating Margin	2.9%		2.9%	2.8%		0.0%
Finance and Insurance Revenues per Retail Unit Sold	$1,057	6.1%	$996	$995	(8.5)%	$1,088

The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the years ended December 31, 2010, 2009 and 2008.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Retail Unit Sales
Same Stores	93,491	14.6%	81,599	82,810	(23.9)%	108,884
Transactions	4,020		1,583	372		1,821

Total	97,511	17.2%	83,182	83,182	(24.9)%	110,705
Retail Sales Revenues
Same Stores	$2,961,961	18.7%	$2,494,827	$2,529,020	(24.2)%	$3,337,856
Transactions	124,846		48,204	14,011		55,032

Total	$3,086,807	21.4%	$2,543,031	$2,543,031	(25.0)%	$3,392,888
Gross Profit
Same Stores	$169,717	11.5%	$152,252	$153,581	(27.4)%	$211,624
Transactions	8,078		1,982	653		3,132

Total	$177,795	15.3%	$154,234	$154,234	(28.2)%	$214,756
Gross Profit per Retail Unit Sold
Same Stores	$1,815	(2.7)%	$1,866	$1,855	(4.6)%	$1,944
Transactions	$2,009		$1,252	$1,755		$1,720
Total	$1,823	(1.7)%	$1,854	$1,854	(4.4)%	$1,940
Gross Margin
Same Stores	5.7%		6.1%	6.1%		6.3%
Transactions	6.5%		4.1%	4.7%		5.7%
Total	5.8%		6.1%	6.1%		6.3%

The following table sets forth our top 10 Same Store brands, based on retail unit sales volume and the percentage changes from year to year, which we believe, in total, has outpaced the overall retail market performance of those brands in the areas where we operated in 2010:

Same Store New Vehicle Unit Sales

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Toyota	28,064	11.9%	25,079	25,079	(19.7)%	31,249
Nissan	12,797	28.7	9,943	9,943	(22.8)	12,884
Honda	9,395	7.2	8,766	8,766	(31.9)	12,864
Ford	7,265	27.1	5,717	6,275	(25.5)	8,425
BMW	6,744	10.5	6,102	5,958	(21.5)	7,585
Mercedes-Benz	5,549	18.3	4,692	4,692	(20.1)	5,869
Lexus	5,137	12.4	4,570	4,570	(21.1)	5,789
Chevrolet	2,965	30.7	2,268	2,268	(36.0)	3,543
Acura	2,338	36.6	1,711	1,711	(34.4)	2,609
Mini	2,016	1.4	1,988	1,824	(9.6)	2,017
Other	11,221	4.3	10,763	11,724	(27.0)	16,050

Total	93,491	14.6%	81,599	82,810	(23.9)%	108,884

The economic slowdown that began in 2008 in the U.S. resulted in declining new vehicle sales over much of the past two years. As U.S. economic conditions have recently begun to stabilize, most of our new vehicle brands generated improved sales. With the stabilized selling environment, a number of our improvement efforts have been focused on enhancing the effectiveness of our sales processes and capturing market share. We achieved increases in Same Store unit sales and revenues increases for most of the major brands that we represent that exceeded the national retail results for these brands. Same Store revenues from our import and luxury brands increased 17.3% and 18.3% from 2009 to 2010, on 14.3% and 14.9% more retail units, respectively. Our Same Store unit sales in our truck-heavy domestic franchises increased 15.2% from 2009 to 2010, while revenues increased 24.0% over the same period.

Overall, our retail car unit sales increased by 10.4% in 2010, while our retail truck unit sales increased by 20.7%, as compared with the same period in 2009. For the year ended December 31, 2010, Same Store new vehicle unit sales and revenues increased 14.6% and 18.7%, respectively, as compared to the corresponding period in 2009, which outpaced industry increases. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

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

For 2009, we experienced unit sales decreases in each of the major brands that we represent. Our retail car unit sales declined by 22.7% in 2009, while our retail truck unit sales declined by 25.6%, as compared with the same period in 2008. We believe that our performance was generally consistent with national retail results of the brands we represent and the overall markets in which we operate.

For the year ended December 31, 2010, compared to 2009, our Same Store gross margin on new vehicle retail sales decreased 40 basis points. At the same time, our Same Store gross PRU declined 2.7% to $1,815, representing a 14.1% decline for our import brands that was partially offset by a 12.3% increase for our domestic brands and a 4.6% increase for our luxury brands.

Our Same Store gross margin on new vehicle retail sales decreased 20 basis points from 2008 to 2009. The rapid fall-off in demand across the nation led to significant build-ups of new vehicle inventories across all brands, putting significant pressure on margins in the first half of 2009. In addition the bankruptcies of Chrysler and General Motors further pressured margins as dealers moved aggressively to reduce their inventories of these brands. For the year ended December 31, 2009 compared to 2008, our Same Store gross profit PRU declined 4.6% to $1,855, representing a 14.1% decrease for our domestic brands and a 6.2% decline for our luxury brands. Gross profit PRU for our import brands in 2009 was consistent with prior year.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turn. To further mitigate our exposure to interest rate fluctuations, we have entered into interest rate swaps with an aggregate notional amount of $300.0 million effective at December 31, 2010, at a weighted average one-month LIBOR interest rate of 4.6%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. As a result, in this depressed interest rate environment, our interest assistance recognized as a percent of total floorplan interest expense has declined. Over the past three years, this assistance as a percentage of our total consolidated floorplan interest expense has ranged from 49.9% in the fourth quarter of 2008 to 76.7% in the third quarter of 2009. This assistance covered 69.3% in the fourth quarter of 2010. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, which therefore impact the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2010, 2009 and 2008, was $24.0 million, $20.0 million and $28.3 million, respectively.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. Coupled with the improved selling environment, we increased our new vehicle inventory levels by $144.1 million, or 33.7%, from $427.9 million as of December 31, 2009 to $572.0 million as of December 31, 2010. Our consolidated days’ supply of new vehicle inventory increased to 59 days at December 31, 2010 from 56 days at December 31, 2009.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Retail Unit Sales
Same Stores	63,123	19.9%	52,654	53,753	(11.3)%	60,634
Transactions	2,878		1,413	314		1,337

Total	66,001	22.1%	54,067	54,067	(12.8)%	61,971
Retail Sales Revenues
Same Stores	$1,208,687	27.4%	$948,785	$962,757	(9.9)%	$1,068,824
Transactions	62,352		21,829	7,857		21,735

Total	$1,271,039	31.0%	$970,614	$970,614	(11.0)%	$1,090,559
Gross Profit
Same Stores	$110,707	15.6%	$95,780	$97,201	(13.6)%	$112,484
Transactions	4,297		2,254	833		2,359

Total	$115,004	17.3%	$98,034	$98,034	(14.6)%	$114,843
Gross Profit per Retail Unit Sold
Same Stores	$1,754	(3.6)%	$1,819	$1,808	(2.5)%	$1,855
Transactions	$1,493		$1,595	$2,653		$1,764
Total	$1,742	(3.9)%	$1,813	$1,813	(2.2)%	$1,853
Gross Margin
Same Stores	9.2%		10.1%	10.1%		10.5%
Transactions	6.9%		10.3%	10.6%		10.9%
Total	9.0%		10.1%	10.1%		10.5%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Wholesale Unit Sales
Same Stores	31,956	17.9%	27,115	27,654	(23.3)%	36,064
Transactions	1,568		678	139		755

Total	33,524	20.6%	27,793	27,793	(24.5)%	36,819
Wholesale Sales Revenues
Same Stores	$202,243	35.3%	$149,530	$152,011	(33.6)%	$228,761
Transactions	13,287		3,538	1,057		4,501

Total	$215,530	40.8%	$153,068	$153,068	(34.4)%	$233,262
Gross Profit (Loss)
Same Stores	$3,115	28.9%	$2,417	$2,350	(164.3)%	$(3,657)
Transactions	(418)		(113)	(46)		(685)

Total	$2,697	17.1%	$2,304	$2,304	(153.1)%	$(4,342)
Gross Profit (Loss) per Wholesale Unit Sold
Same Stores	$97	9.0%	$89	$85	(184.2)%	$(101)
Transactions	$(267)		$(167)	$(331)		$(907)
Total	$80	(3.6)%	$83	$83	(170.3)%	$(118)
Gross Margin
Same Stores	1.5%		1.6%	1.5%		(1.6)%
Transactions	(3.1)%		(3.2)%	(4.4)%		(15.2)%
Total	1.3%		1.5%	1.5%		(1.9)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Used Vehicle Unit Sales
Same Stores	95,079	19.2%	79,769	81,407	(15.8)%	96,698
Transactions	4,446		2,091	453		2,092

Total	99,525	21.6%	81,860	81,860	(17.1)%	98,790
Sales Revenues
Same Stores	$1,410,930	28.5%	$1,098,315	$1,114,768	(14.1)%	$1,297,585
Transactions	75,639		25,367	8,914		26,236

Total	$1,486,569	32.3%	$1,123,682	$1,123,682	(15.1)%	$1,323,821
Gross Profit
Same Stores	$113,822	15.9%	$98,197	$99,551	(8.5)%	$108,827
Transactions	3,879		2,141	787		1,674

Total	$117,701	17.3%	$100,338	$100,338	(9.2)%	$110,501
Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,197	(2.8)%	$1,231	$1,223	8.7%	$1,125
Transactions	$872		$1,024	$1,737		$800
Total	$1,183	(3.5)%	$1,226	$1,226	9.6%	$1,119
Gross Margin
Same Stores	8.1%		8.9%	8.9%		8.4%
Transactions	5.1%		8.4%	8.8%		6.4%
Total	7.9%		8.9%	8.9%		8.3%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The improved economic conditions, uptick in consumer confidence and healthier new vehicle selling environment have translated into an increase in used vehicle traffic. This resulted in increases in our Same Store used retail unit sales and in our Same Store used retail revenues of 19.9% and 27.4%, respectively, in 2010 as compared to 2009. Our average sales price PRU increased 6.3% during the twelve months ended December 31, 2010.

Our certified pre-owned (“CPO”) volume increased 25.7% to 22,705 for the twelve months ended December 31, 2010 as compared to the same period of 2009, corresponding to the overall lift in used retail volume. As a percentage of total retail sales, CPO units increased to represent 34.4% of total used retail units in 2010 as compared to 33.4% in 2009.

New vehicle trade-ins and lease turn-ins are our best source of quality used vehicles. Despite the increase in new vehicle volumes, used vehicle retail sales volumes substantially outpaced new vehicles sales, and the sourcing of quality used vehicles continues to be a challenge. This has caused us to source a higher percentage of our inventory from auctions, generally at higher prices, as we are forced to bid against other dealers instead of negotiated prices paid on trade-ins. As a result, gross profit per used retail unit decreased 3.6% in 2010, as compared to 2009 and our Same Store used retail vehicle margins declined 90 basis points to 9.2%. Price relativities between new and used vehicles also continued to pressure used retail vehicle margins.

During 2009, the same economic and consumer confidence issues that slowed our new vehicle business also negatively impacted used vehicle sales, and as a result our Same Store used retail unit sales and revenues declined

11.3% and 9.9%, respectively, as compared to 2008. Further, since the new vehicle business is our best source of used vehicle inventory and that business suffered a sustained slowdown, we were more challenged to source used vehicles profitably for our customers. And, even though the CARS program resulted in an influx of new vehicle customers during the third quarter of 2009, sourcing of used retail inventory was not improved due to the nature of the CARS program, which required all trade-ins to be destroyed. Despite the challenging economic times, we continued to improve our CPO volume as a percentage of total retail sales in 2009 compared to 2008. CPO units represented 33.3% of total Same Store used retail units for 2009 as compared to 32.8% in 2008. As a combined result, our Same Store retail used vehicle gross profit PRU decreased 2.5% from $1,855 in 2008 to $1,808 in 2009, while our Same Store gross margin decreased 40 basis points over the same period.

With the increase in new vehicle sales and trade-in activity, we also experienced an increase in our wholesale used vehicles sales of 35.3% on 17.9% more units for 2010. While wholesaling more vehicles seems inconsistent with our need for more used vehicle inventory, most of the vehicles that we sent to auction to be wholesaled were of relatively lower value, higher mileage and older age than their retail counterparts, which is indicative of the recent increase in age of the units in operation. As used vehicle values have begun to stabilize, our wholesale gross profits per unit have begun to return to more normal levels. We would expect the wholesale gross profit per unit to continue to trend closer to break-even, with stable used vehicle values and supply.

During 2009, our Same Store wholesale unit sales decreased 23.3% from 2008 to 2009 to 27,654 units, while Same Store wholesale revenues decreased 33.6% to $152.0 million for the same period. The overall increase in used vehicle profits for 2009 was reflective of an improvement in used vehicle wholesale values, resulting from a general supply shortage and increased dealer demand, partially offset by lower retail results. Because of the limited availability of quality used vehicles, the price of vehicles sold at auction increased, leading to higher profits and margins in our wholesale vehicles.

We continuously work to optimize our used vehicle inventory levels to provide adequate supply and selection. Our days’ supply of used vehicle inventory remained at 31 days for both December 31, 2010 and December 31, 2009. This was an increase from 25 days at December 31, 2008.

Parts and Service Data
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Parts and Service Revenues
Same Stores	$745,840	6.1%	$702,811	$716,632	(2.5)%	$735,055
Transactions	21,164		19,754	5,933		15,768

Total	$767,004	6.2%	$722,565	$722,565	(3.8)%	$750,823
Gross Profit
Same Stores	$401,377	7.0%	$375,169	$381,623	(3.5)%	$395,431
Transactions	11,371		9,667	3,213		8,418

Total	$412,748	7.3%	$384,836	$384,836	(4.7)%	$403,849
Gross Margin
Same Stores	53.8%		53.4%	53.3%		53.8%
Transactions	53.7%		48.9%	54.2%		53.4%
Total	53.8%		53.3%	53.3%		53.8%

Our Same Store parts and service revenues increased 6.1% during 2010, primarily driven by a 10.9% increase in warranty parts and service revenues and a 3.7% increase in customer-pay parts and service sales. We also generated a 7.9% increase in wholesale parts sales and a 5.1% increase in our collision revenues.

The improvement in our Same Store warranty parts and service revenue as compared to 2009 was primarily driven by the Toyota recalls that began during the first quarter of 2010, which affected approximately 6.0 million vehicles. The two major recalls included the floormat/accelerator recall, which affected approximately 5.3 million Toyota and Lexus vehicles, and the sticky accelerator pedal recall, which affected approximately 2.3 million Toyota vehicles. There were approximately 1.7 million units that were impacted by both recalls. These recalls accounted for 130 basis points of the 6.1% increase in parts and service revenues. Generally, we have begun to see an uptick in warranty related activity. Total recall volumes increased 24.0% in 2010. We believe that this is due to heightened manufacturer sensitivity to potential product defects and increased regulatory scrutiny by the government. As such, we expect that this trend in warranty business will continue into the foreseeable future.

The increase in Same Store customer-pay parts and service revenues was primarily driven by our domestic brand dealerships and attributable to markets with recent domestic dealership closures. Our Same Store wholesale parts business increased in 2010 benefiting from recent improvements in business processes, and an increase in business with second-tier collision centers and repair shops, which was stimulated by the stabilization in the economy, as well as the closure of surrounding dealerships.

Our collision revenues also improved during 2010, as a result of enhanced business processes and the opening of additional capacity.

Same Store parts and service gross profit increased 7.0% from 2009 to 2010, while Same Store parts and service margins increased 40 basis points to 53.8%. These improvements were primarily a result of internal work generated by the increase in new and used retail vehicle sales volumes and the increased warranty work generated by the two major Toyota recalls. These recall campaigns consist predominantly of labor services, which produce higher margins than the corresponding parts sales, and are comparable to our customer-pay business.

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

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Retail New and Used Unit Sales
Same Stores	156,614	16.7%	134,253	136,563	(19.4)%	169,518
Transactions	6,898		2,996	686		3,158

Total	163,512	19.1%	137,249	137,249	(20.5)%	172,676
Retail Finance Fees
Same Stores	$56,218	33.6%	$42,076	$42,854	(31.8)%	$62,830
Transactions	1,954		972	194		1,028

Total	$58,172	35.1%	$43,048	$43,048	(32.6)%	$63,858
Vehicle Service Contract Fees
Same Stores	$70,498	24.7%	$56,537	$57,458	(23.1)%	$74,740
Transactions	582		1,033	112		657

Total	$71,080	23.5%	$57,570	$57,570	(23.6)%	$75,397
Insurance and Other
Same Stores	$38,882	10.6%	$35,152	$35,598	(23.9)%	$46,792
Transactions	655		659	213		508

Total	$39,537	10.4%	$35,811	$35,811	(24.3)%	$47,300
Total
Same Stores	$165,598	23.8%	$133,765	$135,910	(26.3)%	$184,362
Transactions	3,191		2,664	519		2,193

Total	$168,789	23.7%	$136,429	$136,429	(26.9)%	$186,555

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,057	6.1%	$996	$995	(8.5)%	$1,088
Transactions	$463		$889	$757		$694
Total	$1,032	3.8%	$994	$994	(8.0)%	$1,080

Our Same Store finance and insurance revenues increased by 23.8% to $165.6 million for 2010 as compared to 2009. This improvement was primarily driven by the increases in new and used vehicle sales volumes. In addition, we experienced increases in finance income per contract and increases in both finance and vehicle service contract penetration rates during 2010. The increase in our finance penetration rate was primarily driven by the increase in manufacturer financing promotions as well as the negative impact of the CARS program on finance penetration rates in the third quarter of 2009 as a disproportionate number of the CARS customers paid cash for their vehicle purchase. These increases were partially offset by decreases in penetration rate of our maintenance and road hazard product offerings, as well as an increase in our chargeback expense. As a result, our Same Store revenues PRU for 2010 improved 6.1% to $1,057.

Our Same Store finance and insurance revenues decreased by 26.3% and our Same Store revenues per unit sold decreased 8.5%, or $93, to $995 PRU for 2009, as compared to 2008. In particular, our Same Store retail finance fees declined 31.8% to $42.9 million compared to 2008, primarily due to a 19.4% decline in Same Store retail unit sales and an 11.7% decline in finance income per contract, as well as a decline in our finance penetration rates. Our Same Store vehicle service contract fees declined 23.1% and our revenues from insurance and other F&I products fell 23.9% for 2009, when compared 2008. Both of these declines were primarily the result of the lower retail unit sales for the year.

Selling, General and Administrative Data
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Personnel
Same Stores	$396,115	11.9%	$354,018	$360,257	(15.5)%	$426,167
Transactions	13,870		9,133	2,894		8,619

Total	$409,985	12.9%	$363,151	$363,151	(16.5)%	$434,786
Advertising
Same Stores	$43,421	21.4%	$35,756	$36,093	(29.0)%	$50,827
Transactions	1,626		811	474		1,291

Total	$45,047	23.2%	$36,567	$36,567	(29.8)%	$52,118
Rent and Facility Costs
Same Stores	$86,897	0.4%	$86,545	$89,162	1.5%	$87,879
Transactions	4,277		3,652	1,035		3,423

Total	$91,174	1.1%	$90,197	$90,197	(1.2)%	$91,302
Other SG&A
Same Stores	$137,527	8.2%	$127,047	$129,518	(18.2)%	$158,293
Transactions	9,902		4,086	1,615		2,931

Total	$147,429	12.4%	$131,133	$131,133	(18.7)%	$161,224
Total SG&A
Same Stores	$663,960	10.0%	$603,366	$615,030	(15.0)%	$723,166
Transactions	29,675		17,682	6,018		16,264

Total	$693,635	11.7%	$621,048	$621,048	(16.0)%	$739,430

Total Gross Profit
Same Stores	$850,514	12.0%	$759,383	$770,665	(14.4)%	$900,244
Transactions	26,519		16,454	5,172		15,417

Total	$877,033	13.0%	$775,837	$775,837	(15.3)%	$915,661

SG&A as a % of Gross Profit
Same Stores	78.1%		79.5%	79.8%		80.3%
Transactions	111.9%		107.5%	116.4%		105.5%
Total	79.1%		80.0%	80.0%		80.8%
Employees	7,500		7,000	7,000		7,700

Our SG&A consist primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

In response to the increasingly challenging automotive retailing environment, we initiated significant cost reduction actions beginning in the fourth quarter of 2008. These actions, which were fully implemented in the first quarter of 2009, continued to provide benefit to us throughout 2010 in the form of a leaner cost organization. Coupled with the 12.0% increase in Same Store gross profit, our Same Store SG&A as a percentage of Gross Profit improved 140 basis points to 78.1% for 2010 as compared to 2009. Our absolute dollars of Same Store SG&A expenses increased by $60.6 million from the same period in 2009, which was primarily attributable to personnel costs that is generally driven by vehicle sales volumes. Our net advertising expenses increased by $7.7 million, or

21.4% in 2010 as compared to 2009, following the general stabilization in the economy and our efforts to capture market share and stimulate parts and service activity. The increase in other SG&A expenses is primarily attributable to those expenses that are variable with sales activity.

During 2009, we reduced the absolute dollars of Same Store SG&A for 2009 by $108.1 million from 2008. Specifically, we made difficult, but necessary, changes to the personnel side of our organization in reaction to the sustained decline in the new and used vehicle sales environment, reducing headcount by 1,900 employees since the beginning of 2008. We also made adjustments to salary levels and pay plans. As a result, our Same Store personnel expenses declined by $65.9 million for as compared to 2008. In addition, we continue to critically evaluate our advertising spending to ensure that we utilize the most cost efficient methods available. As a result, our net advertising expenses decreased by $14.7 million as compared to 2008. Our Same Store other SG&A decreased $28.8 million in 2009 as compared to 2008, primarily due to reductions in vehicle delivery expenses and outside services. We are aggressively pursuing opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Depreciation and Amortization Data
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Same Stores	$25,547	2.3%	$24,982	$25,652	1.8%	$25,208
Transactions	908		846	176		444

Total	$26,455	2.4%	$25,828	$25,828	0.7%	$25,652

We continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. As a result, our Same Store depreciation and amortization expense increased 2.3% and 1.8% for the years ended December 31, 2010 and 2009, respectively. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Impairment of Assets

We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets during the fourth quarter. We also perform interim reviews for impairment when evidence exists that the carrying value of such assets may not be recoverable. We did not identify an impairment of our recorded intangible franchise rights in 2010 or 2009, nor our recorded goodwill in 2010, 2009 or 2008. During the third quarter of 2008, certain triggering events such as deteriorating economic conditions and the resulting impact on the automotive industry were identified. Accordingly, we performed an interim impairments assessment of the recorded indefinite-lived intangible asset values. As a result of this assessment, we determined that the fair values of certain of our indefinite-lived intangible franchise rights related to seventeen dealerships, primarily domestic franchises, were less than their respective carrying values and recorded an impairment charge of $37.1 million. Additionally, during the fourth quarter of 2008, we performed our annual assessment of indefinite-lived intangible assets and determined that the fair values of indefinite-lived intangible franchise rights related to seven of our dealerships did not exceed their carrying values and that impairment charges were required. The majority of the $114.8 million charge related to franchises within our Western Region, which suffered the greatest effect of the economic downturn that began in the latter half of 2008. In aggregate, we recorded $151.9 million of pretax impairment charges during 2008 relative to our intangible franchise rights.

For long-lived assets, we review for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In 2010, we noted impairment indicators relative to the leasehold improvements and other long-lived assets of our existing dealerships, as well as a dealership that was closed during the year. As a result, we recognized $7.6 million in pre-tax impairment charges. In addition, we recorded $3.2 million in pre-tax impairment charges associated with assets classified as held-for-sale during 2010 to adjust the respective carrying values to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values.

In 2009, we identified triggering events relative to real estate held-for-sale, due primarily to adverse real estate market conditions and, as a fall out of the Chrysler and General Motors bankruptcies and plans to close SAAB, Saturn, Pontiac and other brands, the recent availability of a significant number of similar properties. We reviewed the carrying value of such assets in comparison with the respective estimated fair market values as determined by third party appraisal and brokers’ opinion of value. Accordingly, we recorded a $13.8 million pretax asset impairment. Also, during 2009 we determined that the carrying value of certain other long-term assets was impaired and, as a result, pretax impairment charges of $7.1 million were recognized. In the third quarter of 2008, we identified triggering events relative to real estate, primarily associated with domestic franchise terminations and other equipment holdings. We reviewed the carrying value of such assets in comparison with the respective estimated fair market values as determined by third party appraisal and brokers’ opinion of value. Accordingly, we recorded an $11.1 million pretax asset impairment charge in the third quarter of 2008.

Floorplan Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
		%			%
	2010	Change	2009	2009	Change	2008
Same Stores	$33,520	4.9%	$31,966	$32,248	(29.2)%	$45,547
Transactions	590		379	97		830

Total	$34,110	5.5%	$32,345	$32,345	(30.3)%	$46,377

Memo:
Manufacturer’s assistance	$23,998	19.8%	$20,039	$20,039	(29.2)%	$28,311

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR (or Prime in some cases) plus a spread. We utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of December 31, 2010, we had interest rate swaps effective with an aggregate notional amount of $300.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense.

Our Same Store floorplan interest expense increased 4.9% for the year ended December 31, 2010, compared to 2009. The increase for 2010 reflects a $118.5 million increase in our weighted average floorplan borrowings outstanding, partially offset by a 77 basis-point decrease in our weighted average floorplan interest rates between the respective periods, including the impact of our interest rate swaps. Our Same Store floorplan interest expense decreased 29.2% for the year ended December 31, 2009, compared to 2008. The decrease for 2009 reflects a $315.5 million decrease in our weighted average floorplan borrowings outstanding, partially offset by a 66 basis-point increase in our weighted average floorplan interest rates between the respective periods, including the impact of our interest rate swaps.

Other Interest Expense, net

Other net interest expense, which consists primarily of interest charges on our Mortgage Facility, our Acquisition Line and our long-term debt, partially offset by interest income, decreased $1.9 million, or 6.4%, to $27.2 million for the year ended December 31, 2010, from $29.1 million for the same period in 2009. This decrease was primarily due to an increase in interest income, the payoff of all borrowings outstanding on our Acquisition Line and the redemption of our 8.25% Notes on March 30, 2010. Partially offsetting the decrease was interest expense related to our 3.00% Notes, which were issued in March 2010. Our weighted average borrowings declined $24.7 million for the year ended December 31, 2010 as compared to the same period in 2009.

From 2008 to 2009, other net interest expense decreased $7.7 million, or 21.0%, to $29.1 million for the year ended December 31, 2009. This decrease is primarily attributable to a $86.2 million decrease in our weighted average borrowings from the comparable period in 2008, as a result of $51.7 million in aggregate face value repurchases of our 2.25% Notes that we have executed since the end of the fourth quarter of 2008, as well as the payoff of all borrowings outstanding on our Acquisition Line. Further, the decline in other interest expense for 2009 was the result of a 238 basis-point decrease in our weighted average interest rate on our Mortgage Facility.

Included in other interest expense for the years ended December 31, 2010, 2009 and 2008 is non-cash, discount amortization expense of $7.7 million, $5.4 million and $7.9 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the level of 2.25% Notes outstanding and the issuance of our 3.00% Notes during the latter part of the first quarter of 2010, we anticipate the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will be $12.0 million, which will be included in other interest expense, net.

Gain/Loss on Redemption of Debt

On March 30, 2010, we completed the redemption of $74.6 million of our 8.25% Notes, representing the then outstanding balance, at a redemption price of 102.75% of the principal amount of the notes, utilizing proceeds from our 3.00% Notes offering. We incurred a $3.9 million pretax charge in completing the redemption, consisting of a $2.1 million redemption premium, a $1.5 million write-off of unamortized bond discount and deferred costs and $0.3 million of other debt extinguishment costs. Total cash used in completing the redemption, excluding accrued interest of $0.8 million, was $77.0 million.

During the year ended December 31, 2009, we repurchased $41.7 million par value of our outstanding 2.25% Notes for $20.9 million in cash, excluding $0.2 million of accrued interest, and realized a net gain of $8.7 million. In conjunction with the repurchases, $12.6 million of discounts, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the related purchased options acquired at the time the repurchased convertible notes were issued of $13.4 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the tax gain. Accordingly, we recorded a proportionate reduction in our deferred tax assets. In conjunction with these repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes.

During the second quarter of 2009, we refinanced certain real estate related debt through borrowings from our Mortgage Facility. In conjunction with the refinancing, we paid down the total amount borrowed by $4.1 million and recognized an aggregate prepayment penalty of $0.5 million.

Provision for Income Taxes

For the year ended December 31, 2010, we recorded a tax provision of $30.6 million for income from continuing operations. The 2010 effective tax rate of 37.8% differed from the 2009 effective tax rate of 36.5% primarily due to the changes in certain state tax laws and rates, the mix of our pretax income from continuing operations from the taxable state jurisdictions in which we operate, the benefit received from tax-deductible goodwill related to a franchise terminated during 2010, as well as the benefit recognized in conjunction with a tax election made during 2009.

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

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2011 will be approximately 39.0%.

As of December 31, 2010, we had net deferred tax liabilities totaling $44.1 million relating to the differences between the financial reporting and tax basis of assets and liabilities, which are expected to reverse in the future.

This includes $64.1 million of deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes that will not reverse unless the related intangibles are disposed.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2011. If economic and business conditions deteriorate further or if our capital expenditures or acquisition plans for 2011 change, we may need to access the private or public capital markets to obtain additional funding.

Sources of Liquidity and Capital Resources

Cash on Hand.  As of December 31, 2010, our total cash on hand was $19.8 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies that have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $129.2 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information from our statement of cash flows from continuing operations:

	For The Year Ended December 31,
	2010	2009	2008
		(In thousands)

Net cash provided by (used in) operating activities	$(68,466)	$354,674	$183,746
Net cash used in investing activities	(54,787)	(3,997)	(164,712)
Net cash provided by (used in) financing activities	129,710	(361,430)	(12,887)
Effect of exchange rate changes on cash	165	830	(5,826)

Net increase (decrease) in cash and cash equivalents	$6,622	$(9,923)	$321

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

•	Operating activities. For the year ended December 31, 2010, we used $68.5 million in net cash flow from operating activities, primarily driven by $205.1 million in net changes in operating assets and liabilities partially offset by $50.3 million in net income and significant non-cash adjustments related to depreciation and amortization of $26.5 million, deferred income taxes of $23.3 million, asset impairments of $10.8 million, amortization of debt discount and issue costs of $10.3 million, and stock-based compensation of $9.9 million. Included in the net changes in operating assets and liabilities is $174.2 million of cash outflow due to increases in inventory levels, $27.2 million of cash outflow from increases of vehicle receivables, contracts-in-transit, accounts and notes receivables, partially offset by $16.1 million of cash provided by increases in accounts payable and accrued expenses. In addition, cash flow from operating activities includes an adjustment of $3.9 million for the loss on the redemption of our 8.25% Notes.

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

•	Investing activities. During 2010, we used $54.8 million in investing activities, primarily as a result of $34.7 million paid for acquisitions, net of cash received, and $69.1 million for the purchase of property and equipment, including real estate. These cash outflows were partially offset by $46.2 million in proceeds from the sales of franchises, property and equipment. The $34.7 million used for acquisitions consisted primarily of $15.9 million for inventory acquired as part of our dealership acquisition, $10.0 million for goodwill and intangible franchise rights, and $6.9 million to purchase the associated dealership real estate. The $69.1 million used for the purchase of property and equipment includes the $40.2 million for the purchase of land and existing buildings and $28.9 million for the construction of new or expanded facilities, imaging projects required by the manufacturer and replacement of dealership equipment. The $46.2 million in proceeds from the disposition of franchises, property and equipment included $8.6 million for inventory sold as part of our dealership dispositions and $24.1 million in consideration received for the associated dealership real estate.

During 2009, we used $4.0 million in investing activities, primarily as a result of $16.3 million paid for acquisitions, net of cash received, and $21.6 million for the purchase of property and equipment. These cash outflows were partially offset by $30.3 million in proceeds from the sales of franchises, property and equipment. The $16.3 million used for acquisitions consisted primarily of $5.9 million for inventory acquired as part of our dealership acquisition, $3.8 million for goodwill and intangible franchise rights, and $4.2 million to purchase the associated dealership real estate. The $30.3 million in proceeds from the sales of franchises, property and equipment included $12.3 million for inventory sold as part of our dealership dispositions and $14.7 million in consideration received for the associated dealership real estate.

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

•	Financing activities. During 2010, we generated $129.7 million in financing activities, consisting primarily of $115.0 million of proceeds from the issuance of our 3.00% Notes, $29.3 million from the sale of the associated warrants, $140.5 million in net borrowings under the Floorplan Line of our Revolving

Credit Facility, and $151.1 million in borrowings of other long-term debt. These cash inflows were partially offset by the $150.1 million used for principal payments on the Mortgage Facility, $77.0 million used to repurchase all of our outstanding 8.25% Notes, and $45.9 million used to purchase 10-year call options on our common stock in connection with the issuance of the 3.00% Notes during 2010. In addition, we used $26.8 million to repurchase treasury shares of our common stock during 2010 and paid $2.4 million in dividend during the year.

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

Working Capital.  At December 31, 2010, we had working capital of $124.3 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Credit Facilities.  Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our most significant domestic revolving credit facilities currently provide us with a total of $1.15 billion of borrowing capacity for inventory floorplan financing and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

•	Revolving Credit Facility. Our Revolving Credit Facility, which is comprised of 20 financial institutions, including four manufacturer-affiliated finance companies, expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 87.5 basis points for new vehicle inventory and one-month LIBOR plus 97.5 basis points for used vehicle inventory. In addition, we pay a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on our leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the Revolving Credit Facility, we have $1.3 million of related unamortized costs, as of December 31, 2010, that are being amortized over the term of the facility.

As of December 31, 2010, after considering outstanding balances, we had $439.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $439.2 million available borrowings under the Floorplan Line was $129.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of December 31, 2010 and 2009, excluding the impact of our interest rate swaps. Amounts we borrowed under the Floorplan Line of the Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding for greater than one year. We had no outstanding Acquisition Line borrowings at December 31, 2010 and 2009. After considering $17.3 million of outstanding letters of credit at December 31, 2010, and other factors included in our available borrowing base calculation, there was $233.7 million of available borrowings capacity under the Acquisition Line. The interest rate on the Acquisition Line was 2.3% and 2.5% as of December 31, 2010 and 2009, respectively. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon the borrowing base calculation included in the debt covenants of the Revolving Credit Facility.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. As of December 31, 2010, we were in compliance with these covenants, including:

	As of December 31, 2010
	Required	Actual

Senior Secured Leverage Ratio	< 2.75	1.25
Total Leverage Ratio	< 4.50	3.50
Fixed Charge Coverage Ratio	> 1.25	1.73
Current Ratio	> 1.15	1.40

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future. Further, provisions of our Revolving Credit Facility require us to maintain financial ratios and a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that we may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude our foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009 and was primarily codified in ASC 470. As of December 31, 2010, the Amount Available for Restricted Payments was $180.3 million. However, the Mortgage Facility provides for a similar restricted payment basket and was more restrictive as of December 31, 2010 (see discussion below). Amounts borrowed under the Floorplan Line of our Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding greater than one year.

Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

•	Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. During 2009, we amended our FMCC Facility to reduce the available financing from $300.0 million to $150.0 million, with no change to any other original terms or pricing related to the facility. As of December 31, 2010, we had an outstanding balance of $56.3 million, with an available floorplan capacity of $93.7 million. This facility bears an interest rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of December 31, 2010 and 2009, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

•	Other Credit Facilities. We finance the new, used and rental vehicle inventories of our U.K. operations using a credit facility with BMW Financial Services. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2010, the interest rate being charged on borrowings outstanding under this facility ranged from 1.4% to 4.5%.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicle financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of December 31, 2010, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 1.1% to 3.5%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of December 31, 2010:

	As of December 31, 2010
	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)

Floorplan Line(1)	$1,000,000	$560,840	$439,160
Acquisition Line(2)	350,000	17,250	233,699

Total Revolving Credit Facility	1,350,000	578,090	672,859
FMCC Facility	150,000	56,297	93,703

Total Credit Facilities(3)	$1,500,000	$634,387	$766,562

(1)	The available balance at December 31, 2010, includes $129.2 million of immediately available funds.

(2)	The outstanding balance of $17.3 million at December 31, 2010 is completely made up of outstanding letters of credit. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility which totaled $250.9 million at December 31, 2010.

(3)	Outstanding balance excludes $47.1 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

For a more detailed discussion of our credit facilities existing as of December 31, 2010, please see Note 14, “Credit Facilities” to our Consolidated Financial Statements.

3.00% Notes.  In March 2010, we issued $100.0 million aggregate principal amount of 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On April 1, 2010, the underwriters of the 3.00% Notes exercised their full over-allotment option, and we issued an additional $15.0 million aggregate principal amount of 3.00% Notes. The 3.00% Notes will bear interest at a rate of 3.00% per annum until maturity. Interest on the 3.00% Notes will accrue from March 22, 2010. Interest is payable semiannually in arrears on March 15 and September 15 of each year. If and when the 3.00% Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3.00% Notes) in the relevant 25 VWAP trading day observation period. In general, as described more fully in the indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.

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

The holders of the 3.00% Notes who convert their notes in connection with a change in control, or in the event that our common stock ceases to be listed, as defined in the indenture, dated March 22, 2010, between us and Wells Fargo Bank, N.A., as Trustee, which governs the 3.00% Notes (the “3.00% Notes Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 3.00% Notes may require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.00% Notes, plus accrued and unpaid interest, if any.

The initial conversion rate for the 3.00% Notes was 25.8987 shares of common stock per $1,000 principal amount of 3.00% Notes, which was equivalent to an initial conversion price of $38.61 per share. As of December 31, 2010, the conversion rate was 25.9627 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $38.52, which was reduced as the result of our decision to pay a cash dividend of $0.10 per share of common stock for the third quarter of 2010 to holders of record on December 1, 2010. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $50.076 as of December 31, 2010); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the 3.00% Notes Indenture. Although none of the conversion features of our 3.00% Notes were triggered in 2010, the if-converted value exceeded the principal amount of the 3.00% Notes by $10.3 million at December 31, 2010.

The net proceeds from the issuance of the 3.00% Notes were used to redeem our then outstanding 8.25% Notes which were called on March 22, 2010 for redemption on April 22, 2010 at a redemption price of 102.75% plus accrued interest, and to pay the $16.6 million net cost of the convertible note hedge transactions (after such costs is partially offset by the proceeds from the sale of the warrant transactions described below in — Uses of Liquidity and Capital Resources). Debt issue costs and underwriters’ fees totaled $4.0 million, a portion of which was recorded in Other Assets in the Consolidated Balance Sheet, and are being amortized over a period of ten years, using the effective interest method. The remainder was recognized as a reduction of Additional Paid-In Capital in the Consolidated Balance Sheet.

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

2.25% Notes.  On June 26, 2006, we issued $287.5 million aggregate principal amount of the 2.25% Notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act. The 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes is payable semiannually in arrears in cash on June 15th and December 15th of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.

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

The holders of the 2.25% Notes who convert their notes in connection with a change in control, or in the event that our common stock ceases to be listed, as defined in the indenture for the 2.25% Notes (the “2.25% Notes Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 2.25% Notes may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2.25% Notes, plus accrued and unpaid interest, if any.

The 2.25% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 16.8267 shares of common stock per $1,000 principal amount of the 2.25% Notes (which is equal to an initial conversion price of approximately $59.43 per common share) subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $77.259); (2) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of our common stock and the conversion rate of the 2.25% Notes; (3) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture; and (4) if we call the 2.25% Notes for redemption. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the 2.25% Notes Indenture. Upon any conversion of the 2.25% Notes, we will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of our common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of our common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the 2.25% Notes Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock.

The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of our Credit Facility; to repurchase 933,800 shares of our common stock for approximately $50.0 million; and to pay the $35.7 million net cost of the purchased options and warrant transactions described below in “Uses of Liquidity and Capital Resources.” Underwriter’s fee, originally recorded as a reduction of the 2.25% Notes balance, totaled $6.4 million and are being amortized over a period of ten years (the point at which the holders can first require us to redeem the 2.25% Notes). The amount to be amortized each period is calculated using the effective interest method. Debt issuance costs, originally recorded in Other Assets on our Consolidated Balance Sheets, totaled $0.3 million and are also being amortized over a period of ten years using the effective interest method. The adoption and retrospective application of accounting guidance that was effective on January 1, 2009, required an entity to separately account for the liability and equity component of a convertible debt instrument in a manner that reflects the issuer’s economic interest cost. As a result, a portion of the underwriter’s fees and debt issuance costs was reclassified as Additional Paid-In Capital in our Consolidated Balance Sheet.

The 2.25% Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries. For a more detailed discussion of these notes please see Note 15 to our Consolidated Financial Statements.

Real Estate Credit Facility.  On December 29, 2010, we amended and restated the $235.0 million five-year real estate credit facility with Bank of America, N.A. and Comerica Bank, the two remaining participants in the facility. As amended and restated, the Mortgage Facility is no longer a revolving credit facility; rather it provides for $42.6 million of term loans, with the right to expand to $75.0 million of term loans provided that (i) no default or event of default exists under the Mortgage Facility, (ii) we obtain commitments from the lenders who would qualify as assignees for such increased amounts and, (iii) certain other agreed upon terms and conditions have been satisfied. The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Mortgage Facility.

As amended and restated, the Mortgage Facility now provides for only term loans and no longer has a revolving feature. The interest rate is now equal to (i) the per annum rate equal to one-month LIBOR plus 3.00% per annum, determined on the first day of each month, or (ii) 1.95% per annum in excess of the higher of (a) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (b) the Federal Fund Rate adjusted daily, plus 0.5% or (c) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Fund Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity date, which is defined as the earliest of (1) December 29, 2015 or (2) November 30, 2011 if the Revolving Credit Agreement is not modified, renewed or refinanced on or before November 30, 2011 to extend the Revolving Credit Agreement maturity date, or (3) the revised Revolving Credit Agreement maturity date if the Revolving Credit Agreement is modified, renewed or refinanced to extend its maturity date. Prior to November 30, 2011, we plan to amend our Revolving Credit Agreement, currently scheduled to mature in 2012, to extend its maturity past December 29, 2015. As such, borrowings under the amended and restated Mortgage Facility will continue to be presented as a current liability in our Consolidated Balance Sheet until the maturity date of our Revolving Credit Agreement has been modified.

The Mortgage Facility also contains usual and customary provisions limiting our ability to engage in certain transactions, including limitations on our ability to incur additional debt, additional liens, make investments, and pay distributions to our stockholders. Additionally, we are limited under the terms of the Mortgage Facility and our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss (“the Mortgage Facility Restricted Payment Basket”). As of December 31, 2010, the Mortgage Facility Restricted Payment basket was $100.0 million and will increase in the future periods by 50.0% of our cumulative net income or loss (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises and decreases by subsequent payments for cash dividends and share repurchases. As amended, the Mortgage Facility defines certain covenants, including financial ratios that must be complied with, including: total funded lease adjusted indebtedness to proforma EBITDAR ratio, fixed charge coverage ratio, and current ratio. For covenant calculation purposes, EBITDAR is defined as earnings before non-floorplan interest expense, taxes, depreciation and amortization, and rent expense. EBITDAR also includes interest income and is further adjusted for certain non-cash income charges. As of December 31, 2010, we were in compliance with all of these covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

	As of December 31, 2010
	Required	Actual

Total Funded Lease Adjusted Indebtedness to Proforma EBITDAR	< 5.75	4.48
Fixed Charge Coverage Ratio	> 1.35	1.99
Current Ratio	> 1.10	1.47

During the year ended December 31, 2010, we made $150.1 million of principal payments on outstanding borrowings from the Mortgage Facility, including $116.4 million associated with the amendment and restatement of the Mortgage Facility. As of December 31, 2010, borrowings under the amended and restated Mortgage Facility totaled $42.6 million, all of which was recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet. Before amendment and restatement, borrowings under the facility totaled $192.7 million, with $10.5 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet, as of December 31, 2009.

Other Real Estate Related Debt.  In addition to the amended and restated Mortgage Facility, we entered into separate term loans in 2010, totaling $146.0 million, with three of our manufacturer-affiliated finance partners — Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”) and BMW Financial Services NA, LLC (“BMWFS”) (collectively, the “Real Estate Notes”). The Real Estate Notes may be expanded and are on specific buildings and/or properties guaranteed by us. Each loan was made in connection with, and is secured by, mortgage liens on the relevant real property owned by us, that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interested at fixed rates between 4.62% and 5.47%, and at variable rates between 3.15% and 3.35%, plus three-month LIBOR.

The loan agreements with TMCC consist of four loans, totaling $27.5 million, with $0.5 million recorded as current and the remainder in long-term debt as of December 31, 2010. The agreements provide for monthly payments based on a 20-year amortization schedule and have maturity dates varying from two to seven years. These four loans are cross-collateralized and cross-defaulted with each other. They also contain financial covenants similar to the Revolving Credit Facility.

The loan agreements with MBFS consist of three term loans, totaling $50.0 million, with $1.5 million recorded as current and the remainder in long-term debt as of December 31, 2010. The agreements provide for monthly amortization payments based on a 20-year schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other. They are also cross-defaulted with the Revolving Credit Facility.

The loan agreements with BMWFS consist of twelve term loans, totaling $68.5 million, with $3.3 million recorded as current and the remainder in long-term debt as of December 31, 2010. The agreements provide for monthly amortization payments based on a 15-year amortization schedule and have a maturity date of seven years. These twelve loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility and certain dealership franchising agreements with BMW and dealership franchising agreements with BMW of North America, LLC.

In October 2008, we executed a note agreement with a third-party financial institution for an aggregate principal of £10.0 million (the “Foreign Note”), which is secured by our foreign subsidiary properties. The Foreign Note is being repaid in monthly installments which began in March 2010 and matures in August 2018. As of December 31, 2010, borrowings under the Foreign Note totaled $14.0 million, with $1.8 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. Interest is payable on the outstanding balance at an annual rate of 1.0% plus the higher of: (a) the three-month Sterling LIBOR or (b) 3.0%. As of December 31, 2010, the interest rate on the Foreign Note was 4.0%.

Dispositions.  During 2010, we disposed of a Ford Lincoln Mercury dealership in Florida along with the associated real estate, as well as a Ford and a Lincoln franchise in Oklahoma. Also, in conjunction with the manufacturers’ election to discontinue the brands, we terminated six Pontiac and Mercury franchises during the year. Gross consideration received for these dispositions was $37.2 million. A substantial portion of this amount was used to repay our floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance.

Uses of Liquidity and Capital Resources

Redemption of 8.25% Notes.  During 2010, we completed the redemption of all of our then outstanding 8.25% Notes. Total cash used in completing the redemption, excluding accrued interest of $0.8 million, was $77.0 million.

Redemption of 2.25% Notes.  During 2009, we repurchased $41.7 million par value of outstanding 2.25% Notes for $20.9 million in cash, excluding accrued interest of $0.2 million, and realized a gain of $8.7 million, net of $12.6 million of write-offs related to debt cost and discounts.

Mortgage Facility Activity.  During 2010, we paid $150.1 million in principal payments against the Mortgage Facility, including $116.4 million associated with the refinancing of the Mortgage Facility.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful life of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have approximately equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. We continue to critically evaluate all capital expenditures for an acceptable return on investment and to work with our manufacturer partners in this area. Our capital expenditure forecast for 2011 is expected to be less than $50.0 million, which includes $10.0 million for specific growth initiatives in our parts and service business. We expect that our capital expenditures for 2011 will be generally funded from excess cash.

Acquisitions.  In 2010, we purchased six luxury and one import franchises with expected annual revenues of $234.0 million. These franchises included two BMW/Mini dealerships in the Southeast region of the U.K, a Toyota/Scion dealership in Rock Hill, South Carolina, an Audi dealership located in Columbia, South Carolina, and a Lincoln franchise in Lubbock, Texas. Total cash consideration paid for these acquisitions totaled $34.7 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture and fixtures, as well as the purchase of the associated real estate. The vehicle inventory acquired in the U.K. was subsequently financed through borrowings under our credit facility with BMW Financial Services, while the vehicle inventory from the U.S. acquisitions was subsequently financed through borrowings under our Floorplan Line.

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

Purchase of Convertible Note Hedge.  In connection with the issuance of the 3.00% Notes during 2010, we purchased ten-year call options on our common stock (the “3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, we have the right to purchase a total of 3.0 million shares of our common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payment of cash dividends). The total cost of the 3.00% Purchased Options was $45.9 million. The future income-tax deductions relating to the cost of the 3.00% Purchased Options will result in a tax benefit of approximately $17.2 million. The 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes.

In addition to the purchase of the 3.00% Purchased Options, we sold warrants in separate transactions (the “3.00% Warrants”). These 3.00% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 3.00% Warrants are exercisable for a maximum of 3.0 million shares of our common stock at the conversion price then in effect. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of us and other conditions, including a failure by us to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 3.00% Warrants is 5.3 million shares. On exercise of the 3.00% Warrants, we will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of our common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million, which was recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet at December 31, 2010. As of December 31, 2010, the exercise price of the 3.00% Warrants was $56.60 as the result of our decision to pay a cash dividend of $0.10 per share of common stock for the third quarter of 2010 to holders of record on December 1, 2010. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants.

For dilutive earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential EPS Dilution.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for earnings per share purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of December 31, 2010, changes in the average price of our common stock will impact the share settlement of 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

	Net		Shares
	Shares Issuable	Share Entitlement	Issuable		Potential
Company	Under the 3.00%	Under the Purchased	Under	Net Shares	EPS
Stock Price	Notes	Options	the Warrants	Issuable	Dilution
		(Shares in thousands)

$37.50	—	—	—	—	—
$40.00	111	(111)	—	—	111
$42.50	280	(280)	—	—	280
$45.00	430	(430)	—	—	430
$47.50	565	(565)	—	—	565
$50.00	686	(686)	—	—	686
$52.50	795	(795)	—	—	795
$55.00	895	(895)	—	—	895
$57.50	986	(986)	47	47	1,033
$60.00	1,069	(1,069)	169	169	1,238
$62.50	1,146	(1,146)	282	282	1,428
$65.00	1,216	(1,216)	386	386	1,602
$67.50	1,282	(1,282)	482	482	1,764
$70.00	1,343	(1,343)	572	572	1,915
$72.50	1,399	(1,399)	655	655	2,054
$75.00	1,452	(1,452)	733	733	2,185
$77.50	1,502	(1,502)	805	805	2,307
$80.00	1,548	(1,548)	873	873	2,421
$82.50	1,592	(1,592)	937	937	2,529
$85.00	1,633	(1,633)	998	998	2,631
$87.50	1,671	(1,671)	1,055	1,055	2,726
$90.00	1,708	(1,708)	1,108	1,108	2,816
$92.50	1,742	(1,742)	1,159	1,159	2,901
$95.00	1,775	(1,775)	1,207	1,207	2,982
$97.50	1,806	(1,806)	1,253	1,253	3,059
$100.00	1,836	(1,836)	1,296	1,296	3,132

In connection with the issuance of the 2.25% Notes in 2006, we purchased ten-year call options on our common stock (the “2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, we have the right to purchase a total of approximately 4.8 million shares of our common stock at an initial purchase price of $59.43 per share, subject to adjustment for quarterly dividends in excess of $0.14 per common share. The total cost of the 2.25% Purchased Options was $116.3 million. The cost of the 2.25% Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.

In addition to the purchase of the 2.25% Purchased Options, we sold warrants in separate transactions (the “2.25% Warrants”). These 2.25% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 2.25% Warrants are exercisable for a maximum of 4.8 million shares of our common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per common share, liquidation, bankruptcy, or a change in control of our company and other conditions. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 2.25% Warrants is 9.7 million shares. The proceeds from the sale of the 2.25% Warrants were $80.6 million.

The 2.25% Purchased Option and 2.25% Warrant transactions were designed to increase the initial conversion price per share of our common stock from $59.43 to $80.31 (a 50% premium to the closing price of our common stock on the date that the 2.25% Notes were priced to investors) and, therefore, mitigate the potential dilution of our common stock upon conversion of the 2.25% Notes, if any.

No shares of our common stock have been issued or received under the 2.25% Purchased Options or the 2.25% Warrants.

For dilutive earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants as depicted in the table below under the heading “Potential EPS Dilution.” Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for earnings per share purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 2.25% Notes of $182.8 million at December 31, 2010, changes in the average price of our common stock will impact the share settlement of the 2.25% Notes, the 2.25% Purchased Options and the 2.25% Warrants as illustrated below:

	Net		Shares
	Shares Issuable	Share Entitlement	Issuable		Potential
Company	Under the 2.25%	Under the Purchased	Under	Net Shares	EPS
Stock Price	Notes	Options	the Warrants	Issuable	Dilution
		(Shares in thousands)

$57.00	—	—	—	—	—
$59.50	4	(4)	—	—	4
$62.00	127	(127)	—	—	128
$64.50	242	(242)	—	—	242
$67.00	347	(347)	—	—	347
$69.50	446	(446)	—	—	446
$72.00	537	(537)	—	—	537
$74.50	622	(622)	—	—	622
$77.00	702	(702)	—	—	702
$79.50	776	(776)	—	—	776
$82.00	846	(846)	63	63	910
$84.50	912	(912)	152	152	1,065
$87.00	974	(974)	236	236	1,211
$89.50	1,033	(1,033)	316	316	1,349
$92.00	1,089	(1,089)	391	391	1,479
$94.50	1,141	(1,141)	462	462	1,603
$97.00	1,191	(1,191)	529	529	1,720
$99.50	1,238	(1,238)	593	593	1,832
$102.00	1,283	(1,283)	654	654	1,937

Stock Repurchases.  From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In June 2010, we completed the Board of Directors approved August 2008 authorization to repurchase up to $20.0 million of our common stock by repurchasing 748,464 shares at an average price of $25.69 per share or $19.2 million in 2010. Pursuant to this authorization, we repurchased 37,300 shares at a cost of $0.8 million in 2008. Subsequently, in July 2010, our Board of Directors approved a common stock repurchase program, subject to the restrictions of various debt agreements, that authorizes us to purchase up to $25.0 million in common stock with no expiration date. The shares are to be repurchased from time to time in open market or privately negotiated transactions depending on market conditions, at our discretion, and are funded by cash from operations. Pursuant to this authorization, 294,098 shares were repurchased during 2010 at an average price of $25.56 per share or $7.5 million.

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

We are limited under the terms of the Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss (“the Mortgage Facility Restricted Payment Basket”). As of December 31, 2010, the Mortgage Facility Restricted Payment Basket was $100.0 million and will increase in the future periods by 50.0% of our cumulative net income (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

On November 11, 2010, we reinstated quarterly cash dividends, which had been temporarily suspended in February 2009, by declaring a dividend of $0.10 per common share for the third quarter of 2010. These dividend payments on our outstanding common stock and common stock equivalents totaled $2.4 million in 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
			(In thousands)

Floorplan notes payable	$664,185	$664,185	$—	$—	$—
Estimated interest payments on floorplan notes payable(1)	3,136	3,136	—	—	—
Long-term debt obligations(2)	442,660	51,279	38,444	25,982	326,955
Estimated interest payments on fixed-rate long-term debt obligations(3)	189,078	15,183	29,998	28,343	115,554
Estimated interest payments on variable-rate long-term debt obligations(4)	5,664	3,029	1,670	681	284
Capital lease obligations	40,729	1,910	4,216	4,784	29,819
Estimated interest on capital lease obligations	36,550	3,548	6,700	6,085	20,217
Operating leases	300,489	44,759	84,144	62,994	108,592
Interest rate risk management obligations	17,524	1,098	16,426	—	—
Estimated interest payments on interest rate risk management obligations	20,661	12,873	7,788	—	—
Purchase commitments(5)	6,276	4,740	1,512	24	—

Total	$1,726,952	$805,740	$190,898	$128,893	$601,421

(1)	Calculated using the floorplan balance and weighted average interest rate at December 31, 2010, and the assumption that these liabilities would be settled within 60 days which approximates our weighted average inventory days outstanding, as well as commitment fees.

(2)	Includes $17.3 million of outstanding letters of credit associated with the Acquisition Line of our Revolving Credit Facility due 2012. Includes $42.6 million under our Real Estate Credit Facility due 2011 (unless certain conditions are met, see Note 15).

(3)	Includes our 3.00% Notes due 2020, 2.25% Convertible Notes due 2036, and other real estate related debt.

(4)	Includes commitment fees and interest on letters of credit associated with the Acquisition Line of our Revolving Credit Facility due 2012, and estimated interest on our Foreign Note and other Real Estate related debt. Includes estimated interest on our real estate Credit Facility based on the maturity date of November 30, 2011 (see Note 15).

(5)	Includes IT commitments and other.

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

From time to time, primarily in connection with dealership dispositions, we assign or sublet to the dealership purchaser our interests in any real property leases associated with such dealerships. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $25.5 million at December 31, 2010. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by us required under these leases would not have a material adverse effect on our business, financial condition and cash flows. We may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, we presently have no reason to believe that we will be called on to so perform and such obligations cannot be quantified at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2010, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates.

Hypothetical changes in interest rates and foreign currency exchange rates chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in these rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations. The following information about our market-sensitive financial instruments constitutes a “forward-looking statement.”

Interest Rates.  We have interest rate risk in our variable-rate debt obligations and interest rate swaps. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating rate debt and interest rate swaps.

As of December 31, 2010, the outstanding principal amount of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had a fair value of $180.0 million and $143.3 million respectively. The carrying amount of our 2.25% Notes and 3.00% Notes was $138.2 million and $74.4 million, respectively, at December 31, 2010.

As of December 31, 2010, we had $664.2 million of variable-rate floorplan borrowings outstanding, $42.6 million of variable-rate Mortgage Facility borrowings and $23.0 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowings outstanding as of

December 31, 2010, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would result in an approximate $6.9 million change to our annual interest expense. After consideration of the interest rate swaps currently under contract that are described below, a 100 basis-point increase would yield a net annual change of $3.9 million.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate based upon market conditions. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable-rate Mortgage Facility and real estate related borrowings to fixed-rate debt. As of December 31, 2010, we held interest rate swaps with aggregate notional amounts of $300.0 million that fixed our underlying one-month LIBOR at a weighted average fixed rate of 4.6%. Interest rate swaps with aggregate notional amounts of $250.0 million and a weighted average fixed interest rate of 4.8% expired in December 2010. The fair value of the interest rate swaps is impacted by the forward one-month LIBOR interest rate curve and the length of time to maturity of the swap contract.

During 2010, we entered into an interest rate swap with a $50.0 million notional value, effective in January 2011 with expiration in August 2015, effectively locking in a rate of 1.7%. At December 31, 2010, net unrealized losses, net of income taxes, related to hedges included in accumulated other comprehensive income totaled $11.0 million. As of December 31, 2010, our liability associated with these interest rate swaps decreased from $30.6 million as of December 31, 2009 to $17.5 million, primarily as a result of the expiration of the $250.0 million notional amounts noted above. At December 31, 2010, all of our derivative contracts were determined to be effective, and no significant ineffective portion was recognized in income during the period.

We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2010 and December 31, 2009, we recognized $24.0 million and $20.0 million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from approximately 49.9% to 76.7% of our floorplan interest expense, with 69.3% covered in the fourth quarter of 2010. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

Foreign Currency Exchange Rates.  As of December 31, 2010, we had dealership operations in the U.K., which exposes us to foreign currency exchange rate risk. The functional currency of our U.K. subsidiaries is the Pound Sterling. Accordingly, our foreign exchange gains and losses are the result of fluctuations in the U.S. Dollar against the Pound Sterling and are included in the cumulative currency translation adjustments in accumulated other comprehensive income/(loss) in stockholders’ equity and other income/(expense), when applicable. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in the U.K. subsidiaries. If we change our intent with respect to this international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates for the Pound Sterling versus the U.S. Dollar would have resulted in a $25.8 million change to our revenues for the year ended December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2010, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S., and includes those policies and procedures that:

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 11, 2011, appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Group 1 Automotive, Inc.

We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Group 1 Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Group 1 Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Group 1 Automotive, Inc. and subsidiaries and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 11, 2011

Item 9B.	Other Information

None.

PART III

Pursuant to Instruction G to Form 10-K, we incorporate by reference into Items 9-14 below the information to be disclosed in our definitive proxy statement prepared in connection with the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

See “Business — Executive Officers” in Part I, Item 1 of this Form 10-K.

Pursuant to Instruction G to Form 10-K, we incorporate by reference the remaining information required for this Item 10 from the information to be disclosed in our definitive proxy statement prepared in connection with the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2010.

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this Form 10-K:

(1) Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K.

(2) Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

(3) Index to Exhibits

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit
Number		Description

4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.14	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.16	—	Purchase Agreement, dated March 16, 2010, among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Wells Fargo Securities Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)

Exhibit
Number		Description

4.17	—	Indenture related to the Convertible Senior Notes due 2020, dated as of March 22, 2010, between Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2020) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.18	—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.19	—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.20	—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.21	—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.22	—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.23	—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.24	—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.25	—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.26	—	First Supplemental Indenture dated August 9, 2010 among Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2010)
10.1	—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)
10.2	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.3	—	Second Amendment to Revolving Credit Agreement dated effective January 1, 2009, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10.4	—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)

Exhibit
Number		Description

10.5	—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10.6	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.7	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.8	—	Amendment No. 4 to Credit Agreement dated as of September 10, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.9	—	Amendment No. 5 to Credit Agreement effective as of July 13, 2010 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed July 28, 2010)
10.10	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.11	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.12	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.14	—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15	—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.16	—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.17	—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.18	—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.19	—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)

Exhibit
Number			Description

10.20		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.21		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10	.22*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.23*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “2009 Corporate Incentive Plan” in Item 5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10	.24*	—	Group 1 Automotive, Inc. 2010 Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2010)
10	.25*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009 (Incorporated by reference to Exhibit 10.23 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10	.26*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010 (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.27*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010 (effective July 1, 2010) (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2010)
10	.28*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2011
10	.29*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.30*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10	.31*	—	Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)
10	.32*	—	Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)
10	.33*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)
10	.34*	—	The Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)
10	.35*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.36*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.37*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

Exhibit
Number			Description

10	.38*	—	Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.39*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.40*	—	Form of Senior Executive Officer Phantom Stock Agreement (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.41*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.35 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.42*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.43*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.44*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.45*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.46*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.47*	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.48*	—	Second Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of April 30, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 30, 2010)
10	.49*	—	Employment Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.50*	—	Non-Compete Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.51*	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.40 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.52*	—	Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10	.53*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.54*	—	Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)

Exhibit
Number			Description

10	.55*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.56*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.57*	—	Group 1 Automotive, Inc. Corporate Aircraft Usage Policy (Incorporated by reference to Exhibit 10.49 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.58*	—	Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement (Incorporated by reference to the section titled “Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement” in Item 5.02 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 13461) filed November 16, 2009)
10	.59*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 7 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
21	.1†	—	Group 1 Automotive, Inc. Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of February, 2011.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 11th day of February, 2011.

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

INDEX TO FINANCIAL STATEMENTS

Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Group 1 Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 11, 2011

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands,
	except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,843	$13,221
Contracts-in-transit and vehicle receivables, net	113,846	86,500
Accounts and notes receivable, net	75,623	62,496
Inventories	777,771	596,743
Deferred income taxes	14,819	14,653
Prepaid expenses and other current assets	17,332	48,425

Total current assets	1,019,234	822,038

PROPERTY AND EQUIPMENT, net	506,288	475,828
GOODWILL	507,962	500,426
INTANGIBLE FRANCHISE RIGHTS	158,694	157,855
OTHER ASSETS	9,786	13,267

Total assets	$2,201,964	$1,969,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$560,840	$420,319
Floorplan notes payable — manufacturer affiliates	103,345	115,180
Current maturities of mortgage facility	42,600	10,511
Current maturities of long-term debt	10,589	3,844
Current liabilities from interest rate risk management activities	1,098	10,412
Accounts payable	92,799	72,276
Accrued expenses	83,663	86,271

Total current liabilities	894,934	718,813

LONG-TERM DEBT, net of current maturities	412,950	444,141
DEFERRED INCOME TAXES	58,970	33,932
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	16,426	20,151
OTHER LIABILITIES	31,036	26,633
DEFERRED REVENUES	3,280	5,588
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,096 and 26,219 issued, respectively	261	262
Additional paid-in capital	363,966	346,055
Retained earnings	519,843	471,932
Accumulated other comprehensive loss	(18,755)	(26,256)
Treasury stock, at cost; 2,303 and 1,740 shares, respectively	(80,947)	(71,837)

Total stockholders’ equity	784,368	720,156

Total liabilities and stockholders’ equity	$2,201,964	$1,969,414

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$3,086,807	$2,543,031	$3,392,888
Used vehicle retail sales	1,271,039	970,614	1,090,559
Used vehicle wholesale sales	215,530	153,068	233,262
Parts and service sales	767,004	722,565	750,823
Finance, insurance and other, net	168,789	136,429	186,555

Total revenues	5,509,169	4,525,707	5,654,087
COST OF SALES:
New vehicle retail sales	2,909,012	2,388,797	3,178,132
Used vehicle retail sales	1,156,035	872,580	975,716
Used vehicle wholesale sales	212,833	150,764	237,604
Parts and service sales	354,256	337,729	346,974

Total cost of sales	4,632,136	3,749,870	4,738,426

GROSS PROFIT	877,033	775,837	915,661
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	693,635	621,048	739,430
DEPRECIATION AND AMORTIZATION EXPENSE	26,455	25,828	25,652
ASSET IMPAIRMENTS	10,840	20,887	163,023

INCOME (LOSS) FROM OPERATIONS	146,103	108,074	(12,444)
OTHER INCOME (EXPENSE):
Floorplan interest expense	(34,110)	(32,345)	(46,377)
Other interest expense, net	(27,217)	(29,075)	(36,783)
Gain (loss) on redemption of long-term debt	(3,872)	8,211	18,126
Other income (expense), net	—	(14)	302

INCOME (LOSS) BEFORE INCOME TAXES	80,904	54,851	(77,176)
INCOME TAX (PROVISION) BENEFIT	(30,600)	(20,006)	31,166

INCOME (LOSS) FROM CONTINUING OPERATIONS	$50,304	$34,845	$(46,010)
DISCONTINUED OPERATIONS:
Loss related to discontinued operations	—	—	(3,481)
Income tax benefit related to losses on discontinued operations	—	—	1,478

Loss from discontinued operations	—	—	(2,003)

NET INCOME (LOSS)	$50,304	$34,845	$(48,013)

BASIC EARNINGS PER SHARE
Earnings (loss) per share from continuing operations	$2.21	$1.52	$(2.04)
Loss per share from discontinued operations	—	—	(0.09)

Earnings (loss) per share	$2.21	$1.52	$(2.13)

Weighted average common shares outstanding	22,767	22,888	22,513
DILUTED EARNINGS PER SHARE
Earnings (loss) per share from continuing operations	$2.16	$1.49	$(2.03)
Loss per share from discontinued operations	—	—	(0.09)

Earnings (loss) per share	$2.16	$1.49	$(2.12)

Weighted average common shares outstanding	23,317	23,325	22,671
CASH DIVIDENDS PER COMMON SHARE	$0.10	$—	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	on Interest	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
	(In thousands)

BALANCE, December 31, 2007	25,532	$255	$357,687	$496,055	$(10,118)	$(76)	$634	$(102,672)	$741,765
Comprehensive income:
Net loss	—	—	—	(48,013)	—	—	—	—	(48,013)
Interest rate swap adjustment, net of tax benefit of $10,675	—	—	—	—	(17,791)	—	—	—	(17,791)
Loss on investments, net of tax benefit of $125	—	—	—	—	—	(209)	—	—	(209)
Unrealized loss on currency translation	—	—	—	—	—	—	(10,549)	—	(10,549)

Total comprehensive loss									(76,562)
Purchases of treasury stock	—	—	—	—	—	—	—	(776)	(776)
Issuance of common and treasury shares to employee benefit plans	(358)	(2)	(14,913)	—	—	—	—	14,625	(290)
Proceeds from sales of common stock under employee benefit plans	223	2	3,193	—	—	—	—	296	3,491
Issuance of restricted stock	736	7	(7)	—	—	—	—	—	—
Forfeiture of restricted stock	(81)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	6,523	—	—	—	—	—	6,523
Tax effect from options exercised and the vesting of restricted shares	—	—	(1,079)	—	—	—	—	—	(1,079)
Cash dividends	—	—	—	(10,955)	—	—	—	—	(10,955)

BALANCE, December 31, 2008	26,052	261	351,405	437,087	(27,909)	(285)	(9,915)	(88,527)	662,117
Comprehensive income:
Net income	—	—	—	34,845	—	—	—	—	34,845
Interest rate swap adjustment, net of tax provision of $5,284	—	—	—	—	8,807	—	—	—	8,807
Gain on investments, net of tax provision of $223	—	—	—	—	—	389	—	—	389
Unrealized gain on currency translation	—	—	—	—	—	—	2,657	—	2,657

Total comprehensive income									46,698
Equity component of 2.25% Convertible Note repurchase net of tax provision of $155	—	—	(275)	—	—	—	—	—	(275)
Issuance of common and treasury shares to employee benefit plans	(388)	(4)	(17,639)	—	—	—	—	16,690	(953)
Proceeds from sales of common stock under employee benefit plans	184	2	3,490	—	—	—	—	—	3,492
Issuance of restricted stock	448	4	(4)	—	—	—	—	—	—
Forfeiture of restricted stock	(77)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	8,869	—	—	—	—	—	8,869
Tax effect from options exercised and the vesting of restricted shares	—	—	208	—	—	—	—	—	208

BALANCE, December 31, 2009	26,219	262	346,055	471,932	(19,102)	104	(7,258)	(71,837)	720,156
Comprehensive income:
Net income	—	—	—	50,304	—	—	—	—	50,304
Interest rate swap adjustment, net of tax provision of $4,889	—	—	—	—	8,149	—	—	—	8,149
Unrealized loss on investments, net of tax benefit of $32	—	—	—	—	—	(54)	—	—	(54)
Unrealized loss on currency translation	—	—	—	—	—	—	(594)	—	(594)

Total comprehensive income									57,805
Purchases of treasury stock	—	—	—	—	—	—	—	(26,765)	(26,765)
Issuance of common and treasury shares to employee benefit plans	(559)	(6)	(22,220)	—	—	—	—	17,655	(4,571)
Proceeds from sales of common stock under employee benefit plans	140	2	4,367	—	—	—	—	—	4,369
Issuance of restricted stock	330	3	(3)	—	—	—	—	—	—
Forfeiture of restricted stock	(34)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,942	—	—	—	—	—	9,942
Tax effect from options exercised and the vesting of restricted shares	—	—	741	—	—	—	—	—	741
Purchase of equity calls, net of deferred tax benefit of $17,227	—	—	(28,712)	—	—	—	—	—	(28,712)
Sale of equity warrants	—	—	29,309	—	—	—	—	—	29,309
Equity component of 3.00% Convertible Note issuance, net of deferred tax liability of $14,692	—	—	24,487	—	—	—	—	—	24,487
Cash dividends	—	—	—	(2,393)	—	—	—	—	(2,393)

BALANCE, December 31, 2010	26,096	$261	$363,966	$519,843	$(10,953)	$50	$(7,852)	$(80,947)	$784,368

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,304	$34,845	$(48,013)
Net loss from discontinued operations	—	—	2,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,455	25,828	25,652
Deferred income taxes	23,274	29,646	(28,359)
Asset Impairments	10,840	20,887	163,023
Stock-based compensation	9,942	8,869	6,523
Amortization of debt discount and issue costs	10,322	7,030	10,229
(Gain) loss on redemption of long-term debt	3,872	(8,211)	(18,126)
(Gain) loss on disposition of assets and franchise	848	248	(718)
Tax effect from stock-based compensation	(592)	(181)	1,099
Other	1,416	(221)	113
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	(174,249)	242,996	57,374
Contracts-in-transit and vehicle receivables	(27,218)	16,500	87,386
Accounts payable and accrued expenses	16,130	(16,481)	(38,847)
Floorplan notes payable — manufacturer affiliates	(10,580)	(14,145)	(41,083)
Accounts and notes receivable	(13,844)	10,851	10,106
Prepaid expenses and other assets	6,922	845	1,695
Deferred revenues	(2,308)	(4,632)	(6,311)

Net cash provided by (used in) operating activities	(68,466)	354,674	183,746

Net cash used in operating activities, from discontinued operations	—	—	(13,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(34,693)	(16,332)	(48,602)
Proceeds from disposition of franchise, property and equipment	46,179	30,257	25,234
Purchases of property and equipment, including real estate	(69,116)	(21,560)	(142,834)
Other	2,843	3,638	1,490

Net cash used in investing activities	(54,787)	(3,997)	(164,712)

Net cash provided by investing activities, from discontinued operations	—	—	23,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	4,994,980	3,862,337	5,118,757
Repayments on credit facility — Floorplan Line	(4,854,459)	(4,135,710)	(5,074,782)
Repayments on credit facility — Acquisition Line	—	(139,000)	(245,000)
Borrowings on credit facility — Acquisition Line	—	89,000	160,000
Borrowings on mortgage facility	—	34,457	54,625
Principal payments on mortgage facility	(150,127)	(19,728)	(7,944)
Proceeds from issuance of 3.00% Convertible Notes	115,000	—	—
Debt issue costs	(3,959)	—	(365)
Purchase of equity calls	(45,939)	—	—
Sale of equity warrants	29,309	—	—
Redemption of other long-term debt	(77,011)	(20,859)	(52,761)
Borrowings of other long-term debt	5,114	—	—
Principal payments of long-term debt related to real estate loans	(3,806)	(34,572)	(2,758)
Borrowings of long-term debt related to real estate	146,003	—	50,171
Principal payments of other long-term debt	(1,021)	(494)	(4,691)
Repurchases of common stock, amounts based on settlement date	(26,765)	—	(776)
Proceeds from issuance of common stock to benefit plans	4,369	3,492	3,201
Debt extinguishment costs	(177)	(534)	—
Tax effect from stock-based compensation	592	181	(1,099)
Borrowings on other facilities for acquisitions	—	—	1,490
Dividends paid	(2,393)	—	(10,955)

Net cash provided by (used in) financing activities	129,710	(361,430)	(12,887)

Net cash used in financing activities, from discontinued operations	—	—	(21,103)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	165	830	(5,826)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,622	(9,923)	(11,104)
CASH AND CASH EQUIVALENTS, beginning of period	13,221	23,144	34,248

CASH AND CASH EQUIVALENTS, end of period	$19,843	$13,221	$23,144

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

As of December 31, 2010, the U.S. retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (42 dealerships in Kansas, Oklahoma, and Texas) and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

The preparation of the Company’s financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances; however, actual results could differ from such estimates. The significant estimates made by management in the accompanying Consolidated Financial Statements relate to inventory market adjustments, reserves for future chargebacks on finance and vehicle service contract fees, self-insured property/casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation.

Basis of Presentation

All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from vehicle sales, parts sales and vehicle service are recognized upon completion of the sale and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

The Company records the profit it receives for arranging vehicle fleet transactions, net, in other finance and insurance revenues. Since all sales of new vehicles must occur through franchised new vehicle dealerships, the dealerships effectively act as agents for the automobile manufacturers in completing sales of vehicles to fleet

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers. As these customers typically order the vehicles, the Company has no significant general inventory risk. Additionally, fleet customers generally receive special purchase incentives from the automobile manufacturers and the Company receives only a nominal fee for facilitating the transactions. Taxes collected from customers and remitted to governmental agencies are not included in total revenues.

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

The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles, and a reserve for future amounts which might be charged back is established based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining estimates of future amounts which might be charged back would have changed the reserve at December 31, 2010, by $2.2 million.

The Company consolidates the operations of its reinsurance companies. Prior to 2008, the Company reinsures the credit life and accident and health insurance policies sold by its dealerships. During 2008, the Company terminated its offerings of credit life and accident and health insurance policies, however, some of the previously issued policies remain in force. All of the revenues and related direct costs from the sales of these policies were deferred and are being recognized over the life of the policies. Investment of the net assets of these companies are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are classified as available-for-sale and are carried at fair value. These investments, along with restricted cash totaling less than $0.1 million as of December 31, 2010, that is not invested, are classified as other long-term assets in the accompanying Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. As of December 31, 2010 and 2009, cash and cash equivalents excludes $129.2 million and $71.6 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility (as defined in Note 14), which is the Company’s primary vehicle for the short-term investment of excess cash.

Contracts-in-Transit and Vehicle Receivables

Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales and dealer incentives due from manufacturers. Also included are amounts receivable from vehicle wholesale sales.

Inventories

The Company carries new, used and demonstrator vehicle inventories, as well as parts and accessories inventories, at the lower of cost (determined on a first-in, first-out basis for parts and accessories) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2010 and 2009, inventory cost had been reduced by $4.7 million and $3.3 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales has been reduced by $24.0 million, $20.0 million and $28.3 million for interest assistance received related to vehicles sold for the years ended December 31, 2010, 2009 and 2008, respectively. The assistance has ranged from approximately 49.9% to 76.7% of the Company’s quarterly floorplan interest expense over the past three years, with 69.3% covered in the fourth quarter of 2010.

As the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which Group 1 operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated by the speed at which the Company turns this inventory. At December 31, 2010, the Company’s used vehicle days’ supply was 31 days.

Property and Equipment

Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. The amortization of assets recorded under capital leases is included with depreciation and amortization expense in the Consolidated Statement of Operations.

Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are expensed as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations.

The Company reviews long-lived assets for impairment whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is greater than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. See Note 10 for additional details regarding the Company’s impairment of long-lived assets.

Goodwill

The Company defines its reporting units as each of its three regions in the U.S. and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of the Company’s regions as of October 31st, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).

The Company uses a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of the Company’s reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated weighted average cost of capital (or “WACC”). The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach as of December 31, 2010, the Company based its analysis on a slow

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recovery back to normalized levels of a seasonally adjusted annual rate (or “SAAR”) of 15.0 million units by 2014. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue (20% weighted) and pretax net income (80% weighted). Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. The Company has concluded that these valuation inputs qualify goodwill to be categorized within Level 3 of the FASB Accounting Standards Codification (“ASC”) Topic No. 820, “Fair Value of Measurements and Disclosures” (“ASC 820”) hierarchy framework in Note 16. If any one of the above assumptions change, in some cases insignificantly, or fails to materialize, the resulting decline in the estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit(s).

In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. The Company then compared the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, an impairment charge equal to the difference is recorded.

At December 31, 2010, 2009 and 2008, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (i.e., step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material charge to the goodwill associated with the reporting unit(s). See Note 13 for additional details regarding the Company’s goodwill.

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2010 and 2009 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with guidance primarily codified within ASC Topic No. 350, “Intangibles-Goodwill and Other” (“ASC 350”), the Company evaluates these franchise rights for impairment annually in the fourth quarter, based on the carrying values of the Company’s individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.

In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise rights, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and future capital expenditure requirements, the Company calculates the fair value of each dealership’s franchise rights after considering estimated values for tangible assets, working capital and workforce. Accordingly, the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has concluded that these valuation inputs qualify Intangible Franchise Rights to be categorized within Level 3 of the ASC 820 hierarchy framework in Note 16.

If any one of the above assumptions change or fails to materialize, the resulting decline in the intangible franchise rights’ estimated fair value could result in an impairment charge to the intangible franchise right associated with the applicable dealership. See Note 13 for additional details regarding the Company’s intangible franchise rights.

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company’s investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2010, the face value of $115.0 million of the Company’s outstanding 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”) had a carrying value, net of applicable discount, of $74.4 million, and a fair value, based on quoted market prices, of $143.3 million. Also, as of December 31, 2010 and 2009, the face value of the Company’s outstanding 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”) was $182.8 million. The 2.25% Notes had a carrying value, net of applicable discount, of $138.2 million and $131.9 million, respectively, and a fair value, based on quoted market prices, of $180.0 million and $143.5 million as of December 31, 2010 and 2009, respectively. The Company’s derivative financial instruments are recorded at fair market value. See Notes 4 and 16 for further details regarding the Company’s derivative financial instruments and fair value measurements.

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

Also within the trust accounts, the Company holds investments in debt instruments, such as government obligations and other fixed income securities. The Company accounts for investments in marketable securities and debt instruments under guidance primarily codified within ASC Topic No. 320, “Investments-Debt and Equity Securities” (“ASC 320”), which establishes standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. These investments are designated as available-for-sale, measured at fair value and classified as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. As these investments are fairly liquid, the Company believes its fair value techniques accurately reflect their market values and are subject to changes that are market driven and subject to demand and supply of the financial instrument markets. The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the ASC 820 hierarchy framework in Note 16. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the ASC 820 hierarchy framework in Note 16. The cost basis of the debt securities, excluding demand obligations, as of December 31, 2010 and 2009 was $2.9 million and $5.6 million, respectively.

Fair Value of Assets Acquired and Liabilities Assumed

The values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining amounts attributable to goodwill, if any. The Company utilizes third-party experts to determine the fair values of property and equipment purchased and its fair value model to determine the fair value of its franchise rights.

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

The Company follows the requirements of guidance primarily codified within ASC Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all derivative instruments on its balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately recognized in interest expense. All of the Company’s interest rate hedges were designated as cash flow hedges and are deemed to be effective at December 31, 2010, 2009 and 2008.

The Company measures interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of the Company’s derivative instruments. In measuring fair value, the option-pricing Black-Scholes present value technique is utilized for all of the Company’s derivative instruments. This option-pricing technique utilizes a one-month London Interbank Offered Rate (“LIBOR”) forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Also included in the Company’s fair value estimate is a consideration of credit risk. Because the interest rate derivative instruments were in a liability position, an estimate of the Company’s own credit risk was included in the fair value calculation, based upon the spread between the one-month LIBOR yield curve and the average 10 and 20-year industrial rate for BB- S&P rated companies, or 7.8%, as of December 31, 2010. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 16. The Company validates the outputs of its valuation technique by comparison to valuations from the respective counterparties.

Factory Incentives

In addition to the interest assistance discussed above, the Company receives various dealer incentive payments from certain of the automobile manufacturers. These incentive payments are typically received on parts purchases from the automobile manufacturers and on new vehicle retail sales. These incentives are reflected as reductions of cost of sales in the statement of operations.

Advertising

The Company expenses production and other costs of advertising as incurred. Advertising expense for the years ended December 31, 2010, 2009 and 2008, totaled $45.0 million, $36.6 million and $52.1 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in accrued expenses on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $15.4 million, $13.6 million and $16.7 million for advertising assistance received related to vehicles sold for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the accrued expenses caption of the Consolidated Balance Sheets included $2.3 million and $2.0 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

Business and Credit Risk Concentrations

The Company owns and operates franchised automotive dealerships in the U.S. and in the U.K. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2010, Toyota (including Lexus, Scion and Toyota brands), Nissan (including Infiniti and Nissan brands), Honda (including Acura and Honda brands), BMW (including Mini and BMW brands), Ford (including Ford, Lincoln, and Mercury brands), Mercedes-Benz (including Mercedes-Benz, smart, Sprinter and Maybach brands), General Motors (including Chevrolet, GMC, Pontiac, Buick, and Cadillac brands), and Chrysler (including Chrysler, Dodge and Jeep brands) accounted for 35.5%, 14.1%, 12.0%, 11.9%, 7.8%, 5.8%, 4.0%, and 3.0% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 3.0% of the Company’s total new vehicle sales volume in 2010. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2010, the Company was due $43.5 million from various manufacturers (see Note 12). Receivable balances from Mercedes-Benz, Toyota, BMW, Ford, General Motors, Nissan, Honda, and Chrysler represented 22.8%, 20.5%, 18.0%, 9.5%, 9.4%, 9.3%, 2.2% and 2.1%, respectively, of this total balance due from manufacturers.

Statements of Cash Flows

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing, the Company chooses which vehicles to finance and the funds flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 14) (including the cash flows from or to manufacturer affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

Cash paid for interest was $54.8 million, $55.5 million and $78.2 million in 2010, 2009 and 2008, respectively. Cash refunded for income taxes was $1.8 million and $8.0 million in 2010 and 2009, respectively, and cash paid for income taxes was $3.1 million in 2008.

Related-Party Transactions

From time to time, the Company has entered into transactions with related parties, which have been defined as officers, non-employee directors, five percent or greater stockholders and other management personnel of the Company. At times, the Company has purchased its stock from related parties. These transactions were completed at then current market prices. No such transactions occurred in 2010, 2009, or 2008.

Stock-Based Compensation

Stock-based compensation represents the expense related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation expense at grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. The Company estimates the fair value of its employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan using a Black-Scholes valuation model. The expense for stock-based awards is recognized as a selling, general and administrative (“SG&A”) Expense in the accompanying Consolidated Statement of Operations.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Information

The Company, through its operating companies, operates in the automotive retailing industry. All of the operating companies sell new and used vehicles, arrange financing, vehicle service, and insurance contracts, provide maintenance and repair services and sell replacement parts. The operating companies are similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. Additionally, the Company’s management evaluates performance and allocates resources based on the operating results of the individual operating companies. For the reasons discussed above, all of the operating companies represent one reportable segment under guidance issued by the FASB. Accordingly, the accompanying Consolidated Financial Statements reflect the operating results of the Company’s reportable segment. By geographic area, the Company’s sales to external customers from its domestic operations for the year ended December 31, 2010 and 2009, were $5,225.5 million and $4,401.3. million, respectively, and from its foreign operations were $283.6 million and $124.4 million, respectively. The Company’s domestic long-lived assets other than goodwill, intangible assets and financial instruments as of December 31, 2010 and 2009, were $484.5 million and $462.1 million, respectively, and foreign long-lived assets other than financial instruments as of December 31, 2010 and 2009, were $29.5 million and $21.6 million, respectively.

Reclassifications

On June 30, 2008, the Company sold certain operations constituting its entire dealership holdings in one particular market that qualified for discontinued operations accounting and reporting treatment. In order to reflect these operations as discontinued, the necessary reclassifications have been made to the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the year ended December 31, 2008.

Self-Insured Medical, Property and Casualty Reserves

The Company purchases insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self insured retentions.

The Company engages a third-party actuary to conduct a study of the exposures under the self-insured portion of its worker’s compensation and general liability insurance programs for all open policy years. This actuarial study is updated on an annual basis, and the appropriate adjustments are made to the accrual. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence the Company’s reserve for claims and its financial position, results of operations and cash flows. A 10% change in the actuarially determined loss rate per employee used in determining the Company’s estimate of future losses would have changed the reserve for these losses at December 31, 2010, by $0.7 million.

The Company’s auto physical damage insurance coverage contains an annual aggregate retention (stop loss) limit. For policy years ended prior to October 31, 2005, the Company’s workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (the “Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, the Company elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (the “No Stop Loss Plans”). The Company’s exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred.

The Company’s maximum potential exposure under all of the Stop Loss Plans totaled $38.7 million, before consideration of amounts previously paid or accruals recorded related to the Company’s loss projections. After

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totals $15.9 million at December 31, 2010.

Accounting for Convertible Debt

Effective January 1, 2009 the FASB modified the accounting requirements for convertible debt instruments that may be settled in cash upon conversion, which has been primarily codified in ASC Topic No. 470, “Debt” (“ASC 470”). The Company separately accounts for the liability and equity components of its convertible debt instruments in a manner that reflects the issuer’s economic interest cost. Upon issuance of a convertible debt instrument, the Company estimates the fair value of the debt component. The resulting residual value is determined to be the fair value of the equity component of the Company’s convertible debt and is included in the paid-in-capital section of stockholder’s equity, net of applicable taxes, on the Company’s Consolidated Balance Sheets. The value of the equity component is treated as an original issue discount for purposes of accounting for the debt component, which is amortized as non-cash interest expense through the date that the convertible debt is first able to be put to the Company. See Note 15 “Long-term Debt” for further details on the impact of this convertible debt accounting to the Company’s financial statements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) to require disclosure of: (1) amounts, and reasons why, of significant transfers between Level 1 and Level 2 of the fair value hierarchy (2) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 amended existing disclosure requirements of ASC Topic No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to clarify that fair value measurement disclosures should be provided by class of assets and liabilities (rather than by each major category). Except for requirement (3) above, all of the amendments to ASC 820 made by ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009. Requirement (3) above is effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the applicable reporting requirements of ASU 2010-06 as of January 1, 2010. The Company does not expect the adoption of the amendments regarding requirement (3) to have a material impact on its financial position, results of operations or cash flows. See Note 16, “Fair Value Measurements” for further details regarding the Company’s fair value measurements.

3.	DISPOSITIONS AND ACQUISITIONS

During 2010, the Company acquired two BMW/Mini dealerships in the Southeast region of the U.K, a Toyota/Scion dealership and an Audi dealership located in South Carolina, and a Lincoln franchise in Texas. Consideration paid for these acquisitions totaled $34.7 million, including the amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of associated real estate. The vehicle inventory acquired in the U.K. was subsequently financed through borrowings under the Company’s credit facility with BMW Financial Services, while the vehicle inventory from the U.S. acquisitions was subsequently financed through borrowings under the Company’s Floorplan Line. The Company was also awarded two Sprinter franchises, which are located in Mercedes-Benz stores in Georgia and New York and a Mini franchise located in a BMW store in Texas. See Note 12, “Detail of Certain Balance Sheet Accounts” for real estate purchased during 2010.

Also, during 2010, the Company disposed of a Ford-Lincoln-Mercury dealership in Florida along with the associated real estate, as well as a Ford and a Lincoln franchise in Oklahoma. In conjunction with the manufacturers’ election to discontinue the brands, the Company terminated six Pontiac and Mercury franchises. Gross consideration received for these dispositions was $37.2 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Facility financing balance. As a result, the Company recognized a $5.4 million pretax loss, which includes charges for asset impairments and lease terminations. In addition, the Company disposed of real estate holdings of non-operating facilities in Texas, Massachusetts, Florida, and Georgia during the year ended December 31, 2010. Gross consideration received from these transactions totaled $8.5 million.

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

During 2008, the Company completed acquisitions of one BMW Mini dealership in Maryland, one Chrysler and one Jeep franchise, which were added to its Dodge dealership in Texas, and real estate related to one dealership in California. The Company was also awarded a Smart franchise in 2008, which was added to its Mercedes-Benz dealership in California. Total cash consideration paid for these acquisitions and related property totaled $72.3 million. The Company also terminated two Volkswagen franchises in Kansas and South Carolina, one Ford franchise in Florida, and Buick Pontiac GMC franchises in Texas and sold one Cadillac franchise in Texas. Consideration received for these dispositions in 2008 totaled $5.1 million.

4.	DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

The periodic interest rates of the Revolving Credit Facility (as defined in Note 14), the Mortgage Facility (as defined in Note 15), and certain variable-rate real estate related borrowings are indexed to one-month LIBOR plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.

As of December 31, 2010, the Company held interest rate swaps in effect of $300.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.6%. One interest rate swap with a notional amount of $50.0 million expires in August 2011; as such, the fair value of this instrument is classified as a current liability in the accompanying Consolidated Balance Sheet. As of December 31, 2009, the Company held interest rate swaps of $550.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.7%. Three of the Company’s interest rate swaps with aggregate notional amounts of $250.0 million and a weighted average interest rate of 4.8% expired in December 2010. Also during 2010, the Company entered into an interest rate swap of $50.0 million in notional value that is effective January 2011 and expires in August 2015. This interest rate swap effectively locks in a rate of 1.7%. At December 31, 2010, 2009 and 2008, all of the Company’s derivative contracts were determined to be effective, and no significant ineffective portion was recognized in income. For the years ended December 31, 2010, 2009 and 2008, respectively, the impact of these interest rate hedges increased floorplan interest expense by $21.1 million, $21.2 million, and $9.8 million. Total floorplan interest expense was $34.1 million, $32.3 million and $46.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Included in its Consolidated Balance Sheets as liabilities from interest rate risk management activities, the fair value of the Company’s derivative financial instruments was $17.5 million and $30.6 million as of December 31, 2010 and 2009, respectively. Included in accumulated other comprehensive loss at December 31, 2010, 2009 and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, were unrealized losses, net of income taxes, totaling $11.0 million, $19.1 million and $27.9 million, respectively, related to these hedges.

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets. The Company had no material gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for the years ended December 31, 2010, 2009, or 2008, respectively.

Derivatives in	Amount of Unrealized Gain (Loss),
Cash Flow Hedging Relationship	Net of Tax, Recognized in OCI
	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Interest rate swap contracts	$8,149	$8,807	$(17,791)

Location of Loss Reclassified	Amount of Loss Reclassified from OCI
from OCI into Statements of Operations	into Statements of Operations
	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Floorplan interest expense	$(21,126)	$(21,155)	$(9,800)
Other interest expense	(2,988)	(3,221)	—

The amount expected to be reclassified out of accumulated other comprehensive loss into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $12.9 million.

5.	STOCK-BASED COMPENSATION PLANS

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

The “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan,” (the “Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan from 6.5 million to 7.5 million, for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (1) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified) the exercise price of which may not be less than the fair market value of the common stock on the date of the grant, and; (2) stock appreciation rights, restricted stock, performance awards, and bonus stock each at the market price of the Company’s stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding option awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period for the entire award. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of December 31, 2010, there were 1,514,076 shares available under the Incentive Plan for future grants of these awards.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Awards

No stock option awards have been granted since November 2005. The following table summarizes the Company’s outstanding stock options as of December 31, 2010 and the changes during the year then ended:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise Price	Term	Value
				(In thousands)

Options outstanding, December 31, 2009	122,894	$29.61
Granted	—	—
Exercised	(49,385)	25.46
Forfeited	(4,601)	28.38

Options outstanding, December 31, 2010	68,908	33.11	1.6	$677

Options vested at December 31, 2010	68,908	33.11	1.6	$677

Options exercisable at December 31, 2010	68,908	$33.11	1.6	$677

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $0.6 million, $0.2 million, and less than $0.1 million, respectively.

Restricted Stock Awards

In 2005, the Company began granting non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units, pursuant to the Incentive Plan. In November 2006, the Company began to grant certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant, but are subject to forfeiture provisions for periods ranging from six months to five years. The restricted stock units will settle in shares of common stock upon the termination of the grantees’ employment or directorship and have vesting periods also ranging from six months to five years. Performance awards are considered outstanding at the date of grant, with forfeiture provisions that lapse based on time and the achievement of certain performance criteria established by the Compensation Committee of the Board of Directors. In the event the employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

A summary of these awards as of December 31, 2010, and the changes during the year then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2009	1,406,882	$20.71
Granted	340,076	31.03
Vested	(428,964)	19.79
Forfeited	(34,200)	27.37

Nonvested at December 31, 2010	1,283,794	$23.57

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $8.5 million, $7.1 million and $5.9 million, respectively.

Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. Employee Stock Purchase Plan, as amended (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee contributions are used by the employee to acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2010, there were 940,642 shares remaining in reserve for future issuance under the Purchase Plan. During the years ended December 31, 2010, 2009 and 2008, the Company issued 141,659, 184,179, and 222,916 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $8.74, $6.78, and $4.73 during the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of the stock purchase rights is calculated using the quarter end stock price, the value of the embedded call option and the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $9.9 million, $8.9 million, and $6.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $2.8 million, $2.5 million, and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $24.2 million of total unrecognized compensation cost related to stock-based compensation arrangements, excluding performance-based awards. That cost is expected to be recognized over a weighted-average period of 3.6 years. As of December 31, 2010, the compensation cost related to performance-based stock compensation arrangements that could be realized during 2011 is $1.0 million.

Cash received from option exercises and Purchase Plan purchases was $4.4 million, $3.5 million, and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The tax benefit realized for the tax deductions from options exercised and vesting of restricted shares totaled $0.7 million and $0.2 million and increased additional paid in capital for the years ended December 31, 2010 and 2009, respectively. Comparatively, the effect of tax deductions for options exercised and restricted stock vested was less than the associated book expense previously recognized, resulting in a reduction of previously recorded tax benefits and decreased additional paid in capital by $1.1 million for the year ended December 31, 2008.

Tax benefits relating to excess stock-based compensation deductions are presented as a financing cash inflow, so the Company classified $0.6 million and $0.2 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, respectively. Comparatively, the Company classified $1.1 million as a decrease in financing activities and a corresponding increase in operating activities for the year ended December 31, 2008.

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

The Company has a deferred compensation plan to provide select employees and members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (the “Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s non-employee directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2010 and 2009 were $18.7 million and $15.9 million, respectively, and are included in other liabilities in the accompanying Consolidated Balance Sheets.

The Company offers a 401(k) plan to all of its employees. Effective July 2010, the Company reinstated half of its 401(k) matching contributions, which had been suspended for all of 2009 and the first six months of 2010. For the years ended December 31, 2010 and 2008, the matching contributions paid by the Company totaled $0.7 million and $3.2 million, respectively. In November 2010, the Company reinstated its full matching contributions effective January 1, 2011.

7.	EARNINGS PER SHARE

Basic earnings per share is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted earnings per share is computed including the impact of all potentially dilutive securities. The following table sets forth the calculation of earnings per share for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net income (loss) from:
Continuing operations, net of income taxes	$50,304	$34,845	$(46,010)
Discontinued operations, net of income taxes	—	—	(2,003)

Net income (loss)	$50,304	$34,845	$(48,013)

Weighted average basic shares outstanding	22,767	22,888	22,513
Dilutive effect of stock options, net of assumed repurchase of treasury stock	12	7	18
Dilutive effect of restricted stock and employee stock purchases, net of assumed repurchase of treasury stock	538	430	140

Weighted average diluted shares outstanding	23,317	23,325	22,671

Earnings (loss) per share from:
Basic:
Continuing operations, net of income taxes	$2.21	$1.52	$(2.04)
Discontinued operations, net of income taxes	—	—	(0.09)

Net income (loss)	$2.21	$1.52	$(2.13)

Diluted:
Continuing operations, net of income taxes	$2.16	$1.49	$(2.03)
Discontinued operations, net of income taxes	—	—	(0.09)

Net income (loss)	$2.16	$1.49	$(2.12)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any options with an exercise price in excess of the average market price of the Company’s common stock, during each of the quarterly periods in the years presented, are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards were 0.2 million, 0.3 million, and 0.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

As discussed in Note 15 below, the Company is required to include the dilutive effect, if applicable of the net shares issuable under the 2.25% Notes and the 2.25% Warrants sold in connection with the 2.25% Notes. Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for earnings per share purposes, the Company cannot factor this benefit into the dilutive shares outstanding as the impact would be anti-dilutive. Since the average price of the Company’s common stock for each of the quarterly periods in the years ended December 31, 2010, 2009 and 2008, was less than $59.43, no net shares were included in the computation of earnings per share, as the impact would have been anti-dilutive.

In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants (the “3.00% Warrants”) sold in connection with the 3.00% Notes. Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for earnings per share purposes, the Company cannot factor this benefit into the dilutive shares outstanding as the impact would be anti-dilutive. Since the average price of the Company’s common stock for each of the quarterly periods in the year ended December 31, 2010 was less than the conversion price in effect at the end of the period, no net shares were included in the computation of earnings per share, as the impact would have been anti-dilutive. Refer to Note 15 for a description of the change to the conversion price which occurred during the three months ended December 31, 2010 as a result of the Company’s decision to pay a cash dividend of $0.10 per share of common stock for the third quarter of 2010 to holders of record on December 1, 2010.

8.	OPERATING LEASES

The Company leases various facilities and equipment under long-term operating lease agreements. The facility leases typically have a minimum term of fifteen years with options that extend the term up to an additional fifteen years.

Future minimum lease payments for non-cancellable operating leases as of December 31, 2010, are as follows:

Year Ended December 31,	Total
(In thousands)

2011	$44,759
2012	43,829
2013	40,315
2014	34,452
2015	28,542
Thereafter	108,592

Total	$300,489

Total rent expense under all operating leases was $51.1 million, $51.5 million, and $52.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Rent expense on related party leases, which is included in these rent expense amounts, totaled $3.0 million for the year ended December 31, 2008. There was no related party rent expense for the years ended December 31, 2010 and 2009.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Domestic	$78,218	$53,545	$(76,107)
Foreign	2,686	1,306	(1,069)

Total income (loss) before income taxes	$80,904	$54,851	$(77,176)

Federal and state income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Federal —
Current	$4,920	$(10,575)	$10,338
Deferred	21,271	27,375	(39,103)
State —
Current	1,397	471	547
Deferred	2,339	2,371	(2,618)
Foreign —
Current	883	465	—
Deferred	(210)	(101)	(330)

Provision (benefit) for income taxes	$30,600	$20,006	$(31,166)

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes in 2010, 2009, and 2008 as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Provision (benefit) at the U.S. federal statutory rate	$28,316	$19,198	$(27,012)
Increase (decrease) resulting from —
State income tax, net of benefit for federal deduction	2,502	2,657	(4,828)
Foreign income tax rate differential	(267)	(93)	45
Employment credits	(252)	(366)	(273)
Changes in valuation allowances	213	(538)	530
Stock-based compensation	71	134	257
Other	17	(986)	115

Provision (benefit) for income taxes	$30,600	$20,006	$(31,166)

During 2010, the Company recorded a tax provision of $30.6 million for income from continuing operations. Certain expenses for stock-based compensation recorded in 2010 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also recognized a tax benefit on tax deductible goodwill related to a franchise termination. The Company provided valuation allowances with respect to certain state net operating losses based on expectations concerning their realizability. As a result of these

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items, and the impact of the items occurring in 2009 discussed below, the effective tax rate for the period ended December 31, 2010 increased to 37.8%, as compared to 36.5% for the period ended December 31, 2009.

During 2009, the Company recorded a tax provision of $20.0 million for income from continuing operations. Certain expenses for stock-based compensation recorded in 2009 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also recognized a benefit based on a tax election made during 2009. The Company provided valuation allowances with respect to certain state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2008 discussed below, the effective tax rate for the period ended December 31, 2009 decreased to 36.5%, as compared to 40.4% for the period ended December 31, 2008.

During 2008, the Company recorded a benefit of $31.2 million in respect of its loss from continuing operations, primarily due to the asset impairment charges recorded in 2008. This included a tax provision of $6.5 million relating to the $17.2 million gain recorded for the repurchase of a portion of the Company’s 2.25% Notes during the fourth quarter. Certain expenses for stock-based compensation recorded in 2008 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also provided valuation allowances with respect to certain state net operating losses based on expectations concerning their realizability. As a result of these items, the effective tax rate for the period ended December 31, 2008 was 40.4%.

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets (liabilities) result principally from the following:

	December 31,
	2010	2009
	(In thousands)

Convertible note hedge on 2.25% Notes	$15,298	$17,824
Convertible note hedge on 3.00% Notes	16,395	—
Discount on 2.25% Notes	(15,658)	(17,859)
Discount on 3.00% Notes	(13,934)	—
Loss reserves and accruals	22,646	22,125
Goodwill and intangible franchise rights	(64,071)	(45,929)
Depreciation expense	(13,130)	(8,170)
State net operating loss (NOL) carryforwards	15,502	13,414
Interest rate swaps	6,572	11,461
Other	(367)	(1,132)

Deferred tax liability	(30,747)	(8,266)
Valuation allowance on state NOL’s	(13,314)	(11,013)

Net deferred tax liability	$(44,061)	$(19,279)

As of December 31, 2010, the Company had state net operating loss carryforwards of $226.0 million that will expire between 2011 and 2030; to the extent that the Company expects that net income will not be sufficient to realize these net operating losses in certain state jurisdictions, a valuation allowance has been established.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets —
Current	$19,845	$18,476
Long-term	71,922	63,119
Deferred tax liabilities —
Current	(5,026)	(3,823)
Long-term	(130,802)	(97,051)

Net deferred tax liability	$(44,061)	$(19,279)

The long-term deferred tax assets of $71.9 million included $0.1 million related to long-term foreign deferred tax assets as of December 31, 2010. The long-term deferred tax liabilities of $97.0 million included $0.1 million related to long-term foreign deferred tax liabilities as of December 31, 2009. The Company believes it is more likely than not, that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income.

The Company acquired six franchises located at three dealerships in the U.K. in March 2007 and added four more franchises at two additional dealerships in 2010. The Company has not provided for U.S. deferred taxes on $4.2 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries as the Company has taken the position, that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, the amount of these taxes is currently not significant.

The Company is subject to income tax in U.S. federal and numerous state jurisdictions. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2005.

The Company had no unrecognized tax benefits as of December 31, 2010 and 2009.

Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor accrue any interest for the years ended December 31, 2010 and 2009.

10.	ASSET IMPAIRMENTS

During the fourth quarters of 2010, 2009 and 2008, the Company performed its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights. In such assessment, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test. However, if in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value as a result of step one for any or all of its reporting units, the application of the second step of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s). Further, as it relates to the Company’s annual impairment assessment for 2010 and 2009, the fair value of the Company’s intangible franchise rights was determined to exceed the carrying value of such assets.

If any of the Company’s assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of goodwill and intangible franchise rights could result in a material impairment charge. However, if the Company’s assumptions regarding the risk-free rate used in its estimated WACC as of its 2010 assessment

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased by 100 basis points, and all other assumptions remained constant, no significant non-cash franchise rights impairment charge would have resulted. In addition, none of the Company’s reporting units would have failed the step one impairment test for goodwill. Further, if the Company’s forecasted SAAR that was used in the 2010 impairment assessment, decreased approximately 1 million units for 2014, 2015, and the terminal period, no significant non-cash franchise rights impairment charge would have resulted. And, again, none of the Company’s reporting units would have failed the step one impairment test for goodwill.

During 2010, the Company recorded the following impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	The Company entered into contracts to purchase the real estate associated with two of its existing dealership locations and, in conjunction therewith, recognized the impairment of its associated leasehold improvements. In total, the Company recognized $5.8 million in pre-tax charges related to these impairments.

•	The Company adjusted the respective carrying values of its assets held-for-sale to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values. As a result, the Company recorded $3.2 million of impairment charges. Refer to Note 12 for information regarding the classification of the Company’s assets that were marketed for sale as of December 31, 2010.

•	The Company also determined that the carrying value of various other long-lived assets was no longer recoverable, and recognized $1.8 million in pretax asset impairment charges.

During 2009, the Company recorded the following impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•	The Company entered into an amended lease agreement with one of its tenants that gave the third party the right to purchase the property at a pre-determined amount within a given timeframe. As such, the Company was required to impair the real estate to the value of the purchase option amount. Accordingly, the Company recognized a $2.0 million pre-tax impairment charge.

•	In the fourth quarter of 2008, the Company determined that certain of its real estate investments, primarily related to non-operational dealership facilities, qualified as held-for-sale assets. Accordingly, the Company reclassified real estate investments to current assets in the accompanying Consolidated Balance Sheet, after adjusting the carrying value to fair market value to the extent of any impairments. As a result of unanticipated events that adversely impacted real estate market conditions in 2009, the Company was unable to sell the real estate holdings during the year, as originally expected. And as such, the Company was required to adjust the respective carrying values to their estimated fair market values to the extent of any impairments, as determined by third-party appraisals and brokers’ opinions of value, less the cost to sell. Further, the Company identified additional real estate investments that qualified as held-for-sale assets in the fourth quarter of 2009. Accordingly, the Company recognized $13.8 million in total pretax asset impairment charges.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $5.1 million in pretax asset impairment charges.

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenues	$—	$—	$49,192
Loss on the sale of discontinued operations before income taxes	—	—	(3,481)
Income tax benefit	—	—	1,478

Net loss from discontinued operations	$—	$—	$(2,003)

The Company allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts and notes receivable consist of the following:

	December 31,
	2010	2009
	(In thousands)

Amounts due from manufacturers	$43,470	$36,183
Parts and service receivables	14,098	14,293
Finance and insurance receivables	13,999	10,025
Other	5,057	3,156

Total accounts and notes receivable	76,624	63,657
Less allowance for doubtful accounts	1,001	1,161

Accounts and notes receivable, net	$75,623	$62,496

Inventories consist of the following:

	December 31,
	2010	2009
	(In thousands)

New vehicles	$564,071	$422,290
Used vehicles	120,648	93,139
Rental vehicles	53,636	44,315
Parts, accessories and other	39,416	36,999

Inventories	$777,771	$596,743

Property and equipment consist of the following:

	Estimated
	Useful Lives	December 31,
	in Years	2010	2009
		(In thousands)

Land	—	$183,391	$155,623
Buildings	30 to 40	241,355	236,261
Leasehold improvements	up to 30	68,808	72,346
Machinery and equipment	7 to 20	53,473	54,311
Furniture and fixtures	3 to 10	49,893	49,502
Company vehicles	3 to 5	9,182	9,808
Construction in progress	—	17,333	6,505

Total		623,435	584,356
Less accumulated depreciation and amortization		117,147	108,528

Property and equipment, net		$506,288	$475,828

During 2010, the Company acquired $9.5 million of fixed assets associated with dealership acquisitions, including $4.2 million for land and $2.7 million for buildings. In addition to these acquisitions, the Company incurred $28.9 million of capital expenditures, primarily including the purchase of property and equipment and construction facilities, and $40.2 million of purchases of land or existing buildings. During 2010, the Company disposed of $25.4 million of fixed assets associated with dealership disposals, including $24.1 million for land and buildings. In addition, as of December 31, 2010, certain non-operational dealership facilities and properties that are

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marked for sale no longer met the criteria to be classified as held-for-sale assets. As such, the Company reclassified the current book value of these assets, or $18.0 million, to property and equipment in its Consolidated Balance Sheet.

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

Depreciation and amortization expense totaled $26.5 million, $25.8 million, and $25.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010 and 2009, $45.0 million and $42.1 million of buildings were recorded under capital leases included in property, plant and equipment, before accumulated depreciation, respectively.

13.	INTANGIBLE FRANCHISE RIGHTS AND GOODWILL

The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible
	Franchise Rights	Goodwill
	(In thousands)

Balance, December 31, 2008	$154,597	$501,187 (1)
Additions through acquisitions	3,079	723
Disposals	—	(1,754)
Impairments	—	—
Currency Translation	179	451
Tax adjustments	—	(181)

Balance, December 31, 2009	157,855	500,426 (1)
Additions through acquisitions	896	9,134
Disposals	—	(906)
Impairments	—	—
Currency Translation	(57)	(59)
Tax adjustments	—	(633)

Balance, December 31, 2010	$158,694	$507,962 (1)

(1)	Net of accumulated impairment of $40.3 million.

The increase in the Company’s goodwill in 2010 is primarily related to the goodwill associated with the acquisition of four franchises at two dealership locations located in the U.K. and two franchises at two dealership locations located in South Carolina, partially offset by the disposition of five franchises at two dealership location located in Florida and Oklahoma.

The decrease in goodwill in 2009 is primarily related to the goodwill associated with the disposition of one franchise located in Florida and six franchises located in Texas, partially offset by the acquisition of two dealerships located in Texas and Alabama and the impact from currency translation adjustments related to Group 1’s dealerships located in the U.K.

The increase in the Company’s intangible franchise rights in 2010 is primarily related to the acquisitions described above in the U.K. and South Carolina. The increase in the intangible franchise rights in 2009 is primarily

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the acquisition of two dealerships in Alabama and Texas described above, as well as the acquisition of a franchise in Louisiana.

14.	CREDIT FACILITIES

The Company has a $1.35 billion revolving syndicated credit arrangement with 20 financial institutions, including four manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), as well as, arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as current liabilities. The outstanding balances under these financing arrangements are as follows:

	December 31,
	2010	2009
	(In thousands)

Floorplan notes payable — credit facility
New vehicles	$586,513	$409,162
Used vehicles	93,085	72,968
Rental vehicles	10,453	9,762
Floorplan offset	(129,211)	(71,573)

Total	$560,840	$420,319

Floorplan notes payable — manufacturer affiliates
FMCC Facility	$56,297	$74,553
Other and rental vehicles	47,048	40,627

Total	$103,345	$115,180

Revolving Credit Facility

The Revolving Credit Facility expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 87.5 basis points for new vehicle inventory and one-month LIBOR plus 97.5 basis points for used vehicle inventory. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion. In conjunction with the Revolving Credit Facility, the Company has $1.3 million of related unamortized costs, as of December 31, 2010, that are being amortized over the term of the facility.

After considering an outstanding balance of $560.8 million at December 31, 2010, the Company had $439.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $439.2 million available borrowings under the Floorplan Line is $129.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of December 31, 2010 and December 31, 2009, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company, under the Floorplan Line of the Revolving Credit Facility, must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings or repayments have been made during 2010. During the year ended December 31, 2009, the Company repaid a net of $50.0 million of the outstanding borrowings under its Acquisition Line, representing the entire amount outstanding at December 31, 2008. The amount of available borrowing capacity under the Acquisition Line may vary from time to time based upon the borrowing base calculation included in the debt covenants of the Revolving Credit Facility. After considering $17.3 million of outstanding letters of credit at December 31, 2010, and other factors included in the Company’s available borrowing base calculation, there was $233.7 million of available borrowing capacity under the Acquisition Line. The interest rate on the Acquisition Line was 2.3% and 2.5% as of December 31, 2010 and 2009, respectively.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. Further, provisions of the Revolving Credit Facility require the Company to maintain a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that the Company may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude the Company’s foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009 and was primarily codified in ASC 470. As of December 31, 2010, the Amount Available for Restricted Payments was $180.3 million. However, the Mortgage Facility (as defined in Note 15) provides for a similar restricted payment basket and was more restrictive as of December 31, 2010 (see discussion below).

As of December 31, 2010 and 2009, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of December 31, 2010, the Company had an outstanding balance of $56.3 million, with an available floorplan capacity of $93.7 million. This

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of December 31, 2010 and 2009, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for financing of the new, used and rental vehicle inventories of its U.K. operations. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2010, the interest rates charged for borrowings under this facility ranged from 1.4% to 4.5%

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of December 31, 2010, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 1.1% to 3.5%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

15.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

2.25% Convertible Senior Notes due 2036 (principal of $182,753 at December 31, 2010 and December 31, 2009)	$138,155	$131,932
3.00% Convertible Senior Notes due 2020 (principal of $115,000 at December 31, 2010)	74,365	—
8.25% Senior Subordinated Notes due 2013 (principal of $74,600 at December 31, 2009)	—	73,267
Mortgage Facility	42,600	192,727
Other Real Estate Related and Long-Term Debt	170,291	21,166
Capital lease obligations related to real estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 8.9%	40,728	39,404

	466,139	458,496
Less current maturities of mortgage facility and other long-term debt	53,189	14,355

	$412,950	$444,141

2.25% Convertible Senior Notes

On June 26, 2006, the Company issued $287.5 million aggregate principal amount of 2.25% Notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes are payable semiannually in arrears in cash on June 15th and December 15th of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.

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

The holders of the 2.25% Notes who convert their notes in connection with a change in control, or in the event that the Company’s common stock ceases to be listed, as defined in the indenture for the 2.25% Notes (the “2.25% Notes Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 2.25% Notes may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2.25% Notes, plus accrued and unpaid interest, if any.

The 2.25% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 16.8267 shares of common stock per $1,000 principal amount of the 2.25% Notes (which is equal to an initial conversion price of approximately $59.43 per common share) subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $77.259); (2) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate of the 2.25% Notes; (3) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture; and (4) if the Company calls the 2.25% Notes for redemption. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture. Upon any conversion of the 2.25% Notes, the Company will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of the Company’s common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of the Company’s common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the 2.25% Notes Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock.

The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of the Company’s Credit Facility, which may be re-borrowed; to repurchase 933,800 shares of the Company’s common stock for $50.0 million; and to pay the approximate $35.7 million net cost of the purchased options and warrant transactions described below. Underwriter’s fees, originally recorded as a reduction of the 2.25% Notes balance, totaled $6.4 million and are being amortized over a period of ten years (the point at which the holders can first require the Company to redeem the 2.25% Notes). The amount to be amortized each period is calculated using the effective interest method. Debt issuance costs, originally recorded in Other Assets on the Consolidated Balance Sheets, totaled $0.3 million and are also being amortized over a period of ten years using the effective interest method. The adoption and retrospective application of accounting guidance that was effective on January 1, 2009, required an entity to separately account for the liability and equity component of a convertible debt instrument in a

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manner that reflects the issuer’s economic interest cost. As a result, a portion of the underwriter’s fees and debt issuance costs was reclassified as Additional Paid-In Capital in the Consolidated Balance Sheet of the Company. See further discussion below.

The 2.25% Notes rank equal in right of payment to all of the Company’s other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of the Company’s subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of the Company’s subsidiaries.

In connection with the issuance of the 2.25% Notes, the Company purchased ten-year call options on its common stock (the “2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to purchase a total of approximately 4.8 million shares of its common stock at a purchase price of $59.43 per share, subject to adjustment for quarterly dividends in excess of $0.14 per common share. The total cost of the 2.25% Purchased Options was $116.3 million, which was recorded as a reduction to additional paid-in capital. The cost of the 2.25% Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2.25% Notes (ten years); therefore, the Company established a deferred tax asset, with a corresponding increase to additional paid-in capital in 2006.

In addition to the purchase of the Purchased Options, the Company sold warrants in separate transactions (the “2.25% Warrants”). These 2.25% Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 2.25% Warrants are exercisable for a maximum of 4.8 million shares of the Company’s common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions, including the failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 2.25% Warrants is 9.7 million shares. On exercise of the 2.25% Warrants, the Company will settle the difference between the then market price and the strike price of the 2.25% Warrants in shares of its Common Stock. The proceeds from the sale of the 2.25% Warrants were $80.6 million, which were recorded as an increase to additional paid-in.

Future changes in the Company’s share price will have no effect on the carrying value of the 2.25% Purchased Options or the 2.25% Warrants. The 2.25% Purchased Options and the 2.25% Warrants are subject to early expiration upon the occurrence of certain events that may or may not be within the Company’s control. Should there be an early termination of the 2.25% Purchased Options or the 2.25% Warrants prior to the conversion of the 2.25% Notes from an event outside of the Company’s control, the amount of shares potentially due to or due from the Company under the 2.25% Purchased Options or the 2.25% Warrants will be based solely on the Company’s common stock price, and the amount of time remaining on the 2.25% Purchased Options or the 2.25% Warrants and will be settled in shares of the Company’s common stock. The 2.25% Purchased Option and 2.25% Warrant transactions were designed to increase the initial conversion price per share of the Company’s common stock from $59.43 to $80.31 (a 50% premium to the closing price of the Company’s common stock on the date that the 2.25% Notes were priced to investors) and, therefore, mitigate the potential dilution of the Company’s common stock upon conversion of the 2.25% Notes, if any.

On September 1, 2006, the Company registered the 2.25% Notes and the issuance by the Company of the maximum number of shares which may be issued upon the conversion of the 2.25% Notes (4.8 million common shares) on a Form S-3 Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) in accordance with the Securities Act.

During 2010, the Company did not repurchase any of its 2.25% Notes. During 2009, the Company repurchased $41.7 million par value of the 2.25% Notes for $20.9 million in cash and realized a net gain of $8.7 million which is included in the Consolidated Statements of Operations. In conjunction with the repurchases, $12.6 million of unamortized discount, underwriters’ fees and debt issuance costs were written off. The unamortized cost of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related purchased options acquired at the time the repurchased 2.25% Notes were issued, $13.4 million, which was deductible as original issue discount for tax purposes, was taken into account in determining the Company’s tax gain. Accordingly, the Company recorded a proportionate reduction in its deferred tax assets. In conjunction with these repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes. During 2008, the Company repurchased $63.0 million par value of the Company’s outstanding 2.25% Notes and realized a net gain on redemption of $17.2 million.

On January 1, 2009, the Company adopted and retrospectively applied recently issued accounting guidance, which requires an entity to separately account for the liability and equity component of a convertible debt instrument in a manner that reflects the issuer’s economic interest cost.

The Company determined the fair value of its 2.25% Notes using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.5% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.5%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 2.25% Notes and are being amortized to interest expense through 2016 (the date that the 2.25% Notes are first putable to the Company). The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes. As of December 31, 2010 and December 31, 2009 the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$15,855	$18,037

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(42,916)	(48,905)
Unamortized underwriter fees	(1,682)	(1,916)

Net carrying amount of liability component	$138,155	$131,932

Net impact on retained earnings(1)	$(37,420)	$(33,783)

Unamortized debt issuance cost	$67	$76

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective January 1, 2009 as primarily codified in ASC 470.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010, 2009, and 2008, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Year-to-date contractual interest expense	$4,119	$4,367	$6,311
Year-to-date discount amortization(1)	$5,819	$5,391	$7,868
Effective interest rate of liability component	7.7%	7.7%	7.8%

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective January 1, 2009 as primarily codified in ASC 470. For the year ended December 31, 2008, the retrospective application of this accounting change decreased income from continuing operations by $26.4 million, net income by $16.5 million, and diluted earnings per share by $0.73 per share. As of December 31, 2010, the Company anticipates that the average annual impact will be to increase non-cash interest expense and decrease pretax income by approximately $7.8 million.

3.00% Convertible Senior Notes

In March 2010, the Company issued $100.0 million aggregate principal amount of the 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On April 1, 2010, the underwriters of the 3.00% Notes exercised their full over-allotment option, and the Company issued an additional $15.0 million aggregate principal amount of 3.00% Notes. The 3.00% Notes will bear interest at a rate of 3.00% per annum until maturity. Interest on the 3.00% Notes will accrue from March 22, 2010. Interest is payable semiannually in arrears on March 15 and September 15 of each year. If and when the 3.00% Notes are converted, the Company will pay cash for the principal amount of each Note and, if applicable, shares of its common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3.00% Notes) in the relevant 25 VWAP trading day observation period. In general, as described more fully in the indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.

The initial conversion rate for the 3.00% Notes was 25.8987 shares of common stock per $1,000 principal amount of 3.00% Notes, which was equivalent to an initial conversion price of $38.61 per share. As of December 31, 2010, the conversion rate was 25.9627 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $38.52, which was reduced as the result of the Company’s decision to pay a cash dividend of $0.10 per share of common stock for the third quarter of 2010 to holders of record on December 1, 2010. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the indenture.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $50.076 as of December 31, 2010); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified corporate transactions set forth in the indenture, dated March 22, 2010, between the Company and Wells Fargo Bank, N.A., as Trustee, which governs the 3.00% Notes (the “3.00% Notes Indenture”). Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture. Although none of the conversion features of the Company’s 3.00% Notes were triggered in 2010, the if-converted value exceeded the principal amount of the 3.00% Notes by $10.3 million at December 31, 2010.

The Company may not redeem the 3.00% Notes prior to the maturity date. Holders of the 3.00% Notes may require the Company to repurchase all or a portion of the 3.00% Notes on or after September 15, 2019. If the Company experiences specified types of fundamental changes, as defined in the 3.00% Notes Indenture, holders of 3.00% Notes may require the Company to repurchase the 3.00% Notes. Any repurchase of the 3.00% Notes pursuant to this provision will be for cash at a price equal to 100% of the principal amount of the 3.00% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date. Additionally, in the event of a make-whole fundamental change, as defined in the 3.00% Notes Indenture, the holders of the 3.00% Notes may be entitled to a make-whole premium in the form of an increase in the conversion rate.

The net proceeds from the issuance of the 3.00% Notes were used to redeem the Company’s then outstanding 8.25% Senior Subordinated Notes (the “8.25% Notes”), which were redeemed on March 30, 2010 at a redemption price of 102.75% plus accrued interest, and to pay the $16.6 million net cost of the convertible note hedge transactions (after such cost is partially offset by the proceeds to the Company from the sale of the warrant transactions described below). Underwriters’ fees totaled $3.5 million, a portion of which were recorded as a reduction of the 3.00% Notes balance, and are being amortized over a period of ten years. The remainder was recognized as a reduction of Additional Paid-In Capital in the Consolidated Balance Sheet. The amount to be amortized each period is calculated using the effective interest method. Debt issuance costs totaled $0.5 million, a portion of which were recorded in Other Assets in the Consolidated Balance Sheet, and are also being amortized over a period of ten years using the effective interest method. The remainder was recognized as a reduction of Additional Paid-In Capital in the Consolidated Balance Sheet.

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

In connection with the issuance of the 3.00% Notes, the Company purchased ten-year call options on its common stock (the “3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to purchase a total of 3.0 million shares of its common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payment of cash dividends). The total cost of the 3.00% Purchased Options was $45.9 million, which was recorded as a reduction to additional paid-in-capital in the accompanying Consolidated Balance Sheet. The cost of the 3.00% Purchased Options will be deductible as original issue discount for income tax purposes over the life of the 3.00% Notes (ten years); therefore, the Company has established a deferred tax asset, with a corresponding increase to additional paid-in capital, in the accompanying Consolidated Balance Sheet.

In addition to the purchase of the 3.00% Purchased Options, the Company sold warrants in separate transactions (the “3.00% Warrants”). The 3.00% Warrants have a ten-year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 3.00% Warrants are exercisable for a maximum of 3.0 million shares of the Company’s common stock at an initial exercise price of $56.74 per share, which is an 80% premium to the closing price of the Company’s common stock on the date that the 3.00% Notes were priced to investors. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of the Company and other conditions, including a failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock that could be required to be issued under the 3.00% Warrants is 5.3 million shares. On exercise of the 3.00% Warrants, the Company will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of the Company’s common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million, which were recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet. As of December 31, 2010, the exercise price was $56.60 as the result of the Company’s decision to pay a cash dividend of $0.10 per share of common stock for the third quarter of 2010 to holders of record on December 1, 2010. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

The Company determined the fair value of its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters of the 3.00% Notes for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 3.00% Notes and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes. As of December 31, 2010, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

December 31,
2010
(Dollars in thousands)

Carrying amount of equity component	$25,359
Allocated underwriter fees, net of taxes	(760)
Allocated debt issuance cost, net of taxes	(112)

Total net equity component	$24,487

Deferred income tax component	$13,971

Principal amount of 3.00% Notes	$115,000
Unamortized discount	(38,516)
Unamortized underwriter fees	(2,119)

Net carrying amount of liability component	$74,365

Net impact on retained earnings(1)	$(1,202)

Effective interest rate of liability component	8.6%
Year-to-date contractual interest expense	$2,685
Year-to-date discount amortization(1)	$1,923
Unamortized debt issuance cost	$313

(1)	Represents the incremental impact of the adoption of the accounting for convertible debt which became effective January 1, 2009 as primarily codified in ASC 470. As of December 31, 2010, the Company anticipates that the average annual impact will be to increase non-cash interest expense and decrease pretax income by approximately $4.2 million.

8.25% Senior Subordinated Notes

On March 30, 2010, the Company completed the redemption of its then outstanding $74.6 million face value of 8.25% Notes at a redemption price of 102.75% of the principal amount of the notes, utilizing proceeds from its

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.00% Notes offering. The Company incurred a $3.9 million pretax charge in completing the redemption, consisting of a $2.1 million redemption premium, a $1.5 million write-off of unamortized bond discount and deferred costs and $0.3 million of other debt extinguishment costs. Total cash used in completing the redemption, excluding accrued interest of $0.8 million, was $77.0 million.

Real Estate Credit Facility

On December 29, 2010, the Company amended and restated the $235.0 million five-year real estate credit facility with Bank of America, N.A. and Comerica Bank. As amended and restated, the Real Estate Credit Facility (“Mortgage Facility”) provides for $42.6 million of term loans, with the right to expand to $75.0 million provided that (i) no default or event of default exists under the Mortgage Facility, (ii) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts and, (iii) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the relevant real property owned by the Company that is mortgaged under the Mortgage Facility. As of December 31, 2010, the Company had capitalized $0.9 million of related debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility.

As amended and restated, the Mortgage Facility now provides for only term loans and no longer has a revolving feature. The interest rate is now equal to (i) the per annum rate equal to one-month LIBOR plus 3.00% per annum, determined on the first day of each month, or (ii) 1.95% per annum in excess of the higher of (a) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (b) the Federal Fund Rate adjusted daily, plus 0.5% or (c) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Fund Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate principal amount outstanding on the maturity date, which is defined as the earliest of (1) December 29, 2015 or (2) November 30, 2011 if the Revolving Credit Agreement is not modified, renewed or refinanced on or before November 30, 2011 to extend the Revolving Credit Facility maturity date, or (3) the revised Revolving Credit Agreement maturity date if the Revolving Credit Agreement is modified, renewed or refinanced to extend its maturity date.

The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. As amended, the Mortgage Facility contains certain covenants, including financial ratios that must be complied with, including: fixed charge coverage ratio, total funded lease adjusted indebtedness to proforma EBITDAR ratio, and current ratio. For covenant calculation purposes, EBITDAR is defined as earnings before non-floorplan interest expense, taxes, depreciation and amortization, and rent expense. EBITDAR also includes interest income and is further adjusted for certain non-cash income charges. Additionally, the Company is limited under the terms of the Mortgage Facility in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding common stock, based primarily on the quarterly net income or loss of the Company (“the Mortgage Facility Restricted Payment Basket”). As of December 31, 2010, the Mortgage Facility Restricted Payment Basket was $100.0 million and will increase in the future periods by 50.0% of the Company’s cumulative net income (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases. As of December 31, 2010, the Company was in compliance with all of these covenants. Based upon current operating and financial projections, the Company believes that it will remain compliant with such covenants in the future.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2010, the Company made $150.1 million of principal payments on outstanding borrowings from the Mortgage Facility, including $116.4 million associated with the amendment and restatement of the Mortgage Facility. As of December 31, 2010, borrowings under the amended and restated Mortgage Facility totaled $42.6 million, all of which was recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet. If the Company is successful in its plan to amend the Revolving Credit Facility by November 30, 2011, and extend its maturity beyond December 29, 2015, then the long-term portion of the outstanding borrowings will be reclassified as long-term debt in the Consolidated Balance Sheet. Before amendment and restatement, borrowings under the facility totaled $192.7 million, with $10.5 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2009.

Real Estate Related Debt

In addition to the amended and restated Mortgage Facility, the Company entered into separate term loans in 2010, totaling $146.0 million, with three of its manufacturer-affiliated finance partners — Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”) and BMW Financial Services NA, LLC (“BMWFS”) (collectively, the “Real Estate Notes”). The Company used $116.4 million of these borrowings to refinance a portion of its Mortgage Facility and the remaining amount to finance owned or purchased real estate to be utilized in existing dealership operations. The Real Estate Notes may be expanded, are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.62% and 5.47%, and at variable rates between 3.15% and 3.35%, plus three-month LIBOR. As of December 31, 2010, the Company had capitalized $1.1 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes.

The loan agreements with TMCC consist of four loans, totaling $27.5 million, with $0.5 million recorded as current and the remainder in long-term debt as of December 31, 2010. The maturity dates vary from two to seven years and provide for monthly payments based on a 20-year amortization schedule. These four loans are cross-collateralized and cross-defaulted with each other. They also contain financial covenants similar to the Revolving Credit Facility.

The loan agreements with MBFS consist of three term loans, totaling $50.0 million, with $1.5 million recorded as current and the remainder in long-term debt as of December 31, 2010. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other. They are also cross-defaulted with the Revolving Credit Facility.

The loan agreements with BMWFS consist of twelve term loans, totaling $68.5 million, with $3.3 million recorded as current and the remainder in long-term debt as of December 31, 2010. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of seven years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These twelve loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.

In October 2008, the Company executed a note agreement with a third-party financial institution for an aggregate principal amount of £10.0 million (the “Foreign Note”), which is secured by the Company’s foreign subsidiary properties. The Foreign Note is being repaid in monthly installments which began in March 2010 and matures in August 2018. As of December 31, 2010, borrowings under the Foreign Note totaled $14.0 million, with $1.8 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. Interest is payable on the outstanding balance at an annual rate of 1.0% plus the higher of: (a) the three-month Sterling LIBOR or (b) 3.0%. As of December 31, 2010, the interest rate on the Foreign Note was 4.0%.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All Long-Term Debt

Total interest expense on the 3.00% Notes, the 2.25% Notes and the 8.25% Notes for the years ended December 31, 2010, 2009 and 2008 was $8.3 million, $10.5 million and $13.4 million, excluding amortization cost of $8.5 million, $5.9 million and $8.8 million, respectively.

Total interest expense on the Mortgage Facility, real estate related debt, and Acquisition Line for the years ended December 31, 2010, 2009 and 2008, was $4.1 million, $4.3 million and $10.2 million, excluding amortization cost of $0.5 million, $0.6 million and $0.6 million, respectively. Also excluded is the impact of the interest rate derivative instruments related to the Mortgage Facility of $3.0 million for the year ended December 31, 2010.

In addition, the Company incurred $2.8 million, $4.8 million and $4.8 million of total interest expense related to capital leases and various other notes payable, net of interest income, for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company capitalized $0.1 million, $0.2 million, and $1.0 million of interest on construction projects in 2010, 2009 and 2008, respectively.

The aggregate annual maturities of long-term debt for the next five years are as follows (in thousands):

2011	$53,189
2012	10,784
2013	14,626
2014	16,190
2015	14,576
Thereafter	356,774

$466,139

16.	FAIR VALUE MEASUREMENTS

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

The Company designates its investments in marketable securities and debt instruments as available-for-sale, measures them at fair value and classifies them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions.

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

Further, the Company holds real estate investments, associated with non-operational dealership facilities that qualified as held-for-sale assets as of December 31, 2010. The Company adjusts the carrying value of these assets each period to an estimate of fair value, less costs to sell, that utilizes third-party appraisals and brokers’ opinions of value. See Note 10 and Note 12 for further discussion of assets held-for-sale during 2010.

The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified investments in marketable securities, debt instruments, interest rate derivative financial instruments, goodwill, intangible franchise rights and held-for-sale assets as having met such criteria. The respective fair values as of December 31, 2010 were as follows:

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Marketable securities — money market	$1,695	$—	$—	$1,695
Assets held-for-sale	—	5,575	—	5,575
Debt securities:
Demand obligations	—	680	—	680
Collateralized mortgage obligations	—	121	—	121
Corporate bonds	—	1,114	—	1,114
Municipal obligations	—	1,004	—	1,004
Mortgage backed	—	753	—	753

Total debt securities	—	3,672	—	3,672

Goodwill	—	—	507,962	507,962
Intangible franchise rights	—	—	158,694	158,694

Total	$1,695	$9,247	$666,656	$677,598

Liabilities:
Interest rate derivative financial instruments	$—	$17,524	$—	$17,524

Total	$—	$17,524	$—	$17,524

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. Amounts that have been accrued or paid related to the settlement of litigation are included in SG&A expenses in the Company’s Consolidated Statements of Operations. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of manufacturer chargebacks of recognized incentives and rebates are included in cost of sales in the Company’s Consolidated Statements of Operations, while such amounts for manufacturer chargebacks of recognized warranty-related items are included as a reduction of revenues in the Company’s Consolidated Statements of Operations.

Currently, the Company is not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows of the Company. However, the results of these or future matters cannot be predicted with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $25.5 million as of December 31, 2010. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. The Company does not anticipate that the costs of such compliance will have a material adverse effect on its business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of its operations and the extensive legal and regulatory framework applicable to its business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. For instance, the Company is required to comply with those regulations applicable to privacy notices and risk-based pricing. In addition, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, has the potential to increase its future annual employee health care costs. Further, new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact its business. The Company does not have any material known environmental commitments or contingencies.

18.	COMPREHENSIVE INCOME (LOSS)

The following table provides a reconciliation of net income to comprehensive income for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income (loss)	$50,304	$34,845	$(48,013)
Other comprehensive income (loss):
Change in fair value of interest rate swaps	8,149	8,807	(17,791)
Unrealized gain (loss) on investments	(54)	389	(209)
Unrealized gain (loss) on currency translation	(594)	2,657	(10,549)

Total comprehensive income (loss)	$57,805	$46,698	$(76,562)

19.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables include the Condensed Consolidating Balance Sheet as of December 31, 2009 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2009 and 2008 for Group 1’s (as issuer of the 8.25% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). On March 30, 2010, the Company completed the redemption of its then outstanding 8.25% Notes, therefore, only those periods during which the 8.25% Notes were outstanding have been presented. The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2009

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenue	$4,525,707	$—	$—	$4,401,587	$124,120
Cost of Sales	3,749,870	—	—	3,643,611	106,259

Gross profit	775,837	—	—	757,976	17,861
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	621,048	—	3,639	602,617	14,792
DEPRECIATION AND AMORTIZATION EXPENSE	25,828	—	—	24,677	1,151
ASSET IMPAIRMENTS	20,887	—	2,844	18,043	—

INCOME (LOSS) FROM OPERATIONS	108,074	—	(6,483)	112,639	1,918
OTHER INCOME (EXPENSE)
Floorplan interest expense	(32,345)	—	—	(31,897)	(448)
Other interest expense, net	(29,075)	—	—	(28,612)	(463)
Gain on redemption of long-term debt	8,211	—	—	8,211	—
Other expense, net	(14)	—	—	(13)	(1)
Equity in earnings of subsidiaries	—	(41,328)	41,328	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	54,851	(41,328)	34,845	60,328	1,006
INCOME TAX PROVISION	(20,006)	—	—	(19,748)	(258)

INCOME (LOSS) FROM CONTINUING OPERATIONS	34,845	(41,328)	34,845	40,580	748
LOSS RELATED TO DISCONTINUED OPERATIONS	—	—	—	—	—

NET INCOME (LOSS)	$34,845	$(41,328)	$34,845	$40,580	$748

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2008

					Non-
	Total		Group 1	Guarantor	Guarantor
	Company	Elimination	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenue	$5,654,087	$—	$—	$5,490,885	$163,202
Cost of Sales	4,738,426	—	—	4,596,663	141,763

Gross profit	915,661	—	—	894,222	21,439
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	739,430	—	3,037	718,076	18,317
DEPRECIATION AND
AMORTIZATION EXPENSE	25,652	—	—	24,313	1,339
ASSET IMPAIRMENTS	163,023	—	—	162,525	498

INCOME (LOSS) FROM OPERATIONS	(12,444)	—	(3,037)	(10,692)	1,285
OTHER INCOME (EXPENSE)
Floorplan interest expense	(46,377)	—	—	(45,283)	(1,094)
Other interest expense, net	(36,783)	—	—	(36,474)	(309)
Gain on redemption of senior subordinated and convertible notes	18,126	—	—	18,126	—
Other income (expense), net	302	—	—	305	(3)
Equity in earnings of subsidiaries	—	44,976	(44,976)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(77,176)	44,976	(48,013)	(74,018)	(121)
INCOME TAX (PROVISION) BENEFIT	31,166	—	—	31,168	(2)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(46,010)	44,976	(48,013)	(42,850)	(123)
LOSS RELATED TO DISCONTINUED OPERATIONS	(2,003)	—	—	(2,003)	—

NET INCOME (LOSS)	$(48,013)	$44,976	$(48,013)	$(44,853)	$(123)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009

				Non-
	Total	Group 1	Guarantor	Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities, from continuing operations	$354,674	$(6,483)	$362,968	$(1,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of franchises, property and equipment	30,257	—	30,257	—
Purchases of property and equipment	(21,560)	—	(21,181)	(379)
Cash paid in acquisitions, net of cash received	(16,332)	—	(16,332)	—
Other	3,638	—	(523)	4,161

Net cash provided by (used in) investing activities, from continuing operations	(3,997)	—	(7,779)	3,782

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on credit facility — Floorplan Line	(4,135,710)	—	(4,135,710)	—
Borrowings on credit facility — Floorplan Line	3,862,337	—	3,862,337	—
Repayments on credit facility — Acquisition Line	(139,000)	—	(139,000)	—
Borrowings on credit facility — Acquisition Line	89,000	—	89,000	—
Borrowings on mortgage facility	34,457	—	34,457	—
Principal payments on mortgage facility	(19,728)	—	(19,728)	—
Principal payments of long-term debt related to real estate loans	(34,572)	—	(34,572)	—
Redemption of other long-term debt	(20,859)	—	(20,699)	(160)
Principal payments of other long-term debt	(494)	—	(494)	—
Proceeds from issuance of common stock to benefit plans	3,492	3,492	—	—
Debt extinguishment costs related to real estate loans	(534)	—	(534)	—
Excess tax benefit from stock-based compensation	181	—	181	—
Borrowings (repayments) with subsidiaries	—	19,413	(17,069)	(2,344)
Investment in subsidiaries	—	(67,653)	66,244	1,409
Distributions to parent	—	51,231	(51,231)	—

Net cash provided by (used in) financing activities, from continuing operations	(361,430)	6,483	(366,818)	(1,095)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	830	—	—	830

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,923)	—	(11,629)	1,706
CASH AND CASH EQUIVALENTS, beginning of period	23,144	—	22,598	546

CASH AND CASH EQUIVALENTS, end of period	$13,221	$—	$10,969	$2,252

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008

				Non-
	Total	Group 1	Guarantor	Guarantor
	Company	Automotive, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITES
Net cash provided by (used in) operating activities, from continued operations	$183,746	$(3,037)	$180,990	$5,793

Net cash used in operating activities, from discontinued operations	(13,373)	—	(13,373)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(142,834)	—	(141,621)	(1,213)
Cash paid in acquisitions, net of cash received	(48,602)	—	(48,602)
Proceeds from sales of franchises, property and equipment	25,234	—	23,897	1,337
Other	1,490	—	224	1,266

Net cash provided by (used in) investing activities	(164,712)	—	(166,102)	1,390

Net cash provided by investing activities, from discontinued operations	23,051	—	23,051	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility — Floorplan Line	5,118,757	—	5,118,757	—
Repayments on credit facility — Floorplan Line	(5,074,782)	—	(5,074,782)	—
Repayments on credit facility — Floorplan Line	(245,000)	—	(245,000)	—
Borrowings on credit facility — Acquisition Line	160,000	—	160,000	—
Borrowings on mortgage facility	54,625	—	54,625	—
Redemption of long-term debt	(52,761)	—	(52,761)	—
Borrowings of long-term debt related to real estate purchases	50,171	—	33,627	16,544
Dividends paid	(10,955)	(10,955)	—	—
Principal payments on mortgage facilities	(7,944)	—	(7,944)	—
Principal payments of other long-term debt	(4,691)	—	(409)	(4,282)
Principal payments of long-term debt related to real estate loans	(2,758)	—	(2,758)	—
Proceeds from issuance of common stock to benefit plans	3,201	3,201	—	—
Borrowings on other facilities for acquistions	1,490	—	1,490	—
Excess tax shortfall from stock-based compensation	(1,099)	—	(1,099)	—
Repurchases of common stock, amounts based on settlement date	(776)	(776)	—	—
Debt issue costs	(365)	—	(365)	—
Borrowings (repayments) with subsidiaries	—	140,467	(125,995)	(14,472)
Investment In subsidiaries	—	(138,388)	137,579	809
Distributions to parent	—	9,488	(9,463)	(25)

Net cash provided by (used in) used in financing activities	(12,887)	3,037	(14,498)	(1,426)

Net cash used in financing activities from discontinued operations	(21,103)	—	(21,103)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,826)	—	—	(5,826)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,104)	—	(11,035)	(69)
CASH AND CASH EQUIVALENTS, beginning of period	34,248	—	33,633	615

CASH AND CASH EQUIVALENTS, end of period	$23,144	$—	$22,598	$546

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
Year Ended December 31,	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)

2010
Total revenues	$1,191,153	$1,418,509	$1,461,755	$1,437,752	$5,509,169
Gross profit	204,521	226,652	228,839	217,021	877,033
Net income	7,981	12,769	18,985	10,569	50,304
Basic earnings per share(1)	0.34	0.55	0.85	0.47	2.21
Diluted earnings per share(1)	0.34	0.54	0.83	0.46	2.16
2009
Total revenues	$1,019,817	$1,108,755	$1,246,719	$1,150,416	$4,525,707
Gross profit	182,654	191,115	212,021	190,047	775,837
Net income (loss)	8,375	10,082	18,340	(1,952)	34,845
Basic earnings (loss) per share(1)	0.37	0.44	0.80	(0.08)	1.52
Diluted earnings (loss) per share(1)	0.37	0.43	0.78	(0.08)	1.49

(1)	The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

During 2010, the Company incurred charges of $10.8 million related to the impairment of assets, of which $7.7 million was incurred during the fourth quarter, primarily related to the impairment of certain leasehold improvements.

During 2009, the Company incurred charges of $20.9 million related to the impairment of assets, of which $18.1 million was incurred during the fourth quarter, primarily related to the Company’s real estate holdings.

For more information on impairment charges, refer to Note 10.

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
4.2	—	Subordinated Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.3	—	First Supplemental Indenture dated August 13, 2003 among Group 1 Automotive, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Registration Statement on Form S-4 Registration No. 333-109080)
4.4	—	Form of Subordinated Debt Securities (included in Exhibit 4.3)
4.5	—	Purchase Agreement dated June 20, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Registration Rights Agreement dated June 26, 2006 among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Comerica Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, and U.S. Bancorp Investments, Inc. (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.12	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.13	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)

Exhibit
Number		Description

4.14	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.15	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.16	—	Purchase Agreement, dated March 16, 2010, among Group 1 Automotive, Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Wells Fargo Securities Inc. (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.17	—	Indenture related to the Convertible Senior Notes due 2020, dated as of March 22, 2010, between Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2020) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.18	—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.19	—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.20	—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.21	—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.22	—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.23	—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.24	—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.25	—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.26	—	First Supplemental Indenture dated August 9, 2010 among Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2010)
10.1	—	Seventh Amended and Restated Revolving Credit Agreement effective March 19, 2007 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 21, 2007)

Exhibit
Number		Description

10.2	—	First Amendment to Revolving Credit Agreement dated effective January 16, 2008, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.3	—	Second Amendment to Revolving Credit Agreement dated effective January 1, 2009, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10.4	—	Credit Agreement dated as of March 29, 2007 among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A., and the other Lenders Party Hereto (Confidential Treatment requested for portions of this document) (Incorporated by reference to Exhibit 10.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
10.5	—	Amendment No. 1 to Credit Agreement and Joinder Agreement dated as of April 27, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)
10.6	—	Amendment No. 2 to Credit Agreement and Joinder Agreement dated as of December 20, 2007 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.7	—	Amendment No. 3 to Credit Agreement dated as of January 16, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.8	—	Amendment No. 4 to Credit Agreement dated as of September 10, 2008 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.9	—	Amendment No. 5 to Credit Agreement effective as of July 13, 2010 by and among Group 1 Realty, Inc., Group 1 Automotive, Inc., Bank of America, N.A. and the Joining Lenders (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed July 28, 2010)
10.10	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.11	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.12	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.14	—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15	—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit
Number			Description

10.16		—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.17		—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.18		—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.19		—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.20		—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.21		—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10	.22*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.23*	—	Description of Annual Incentive Plan for Executive Officers of Group 1 Automotive, Inc. (Incorporated by reference to the section titled “2009 Corporate Incentive Plan” in Item 5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10	.24*	—	Group 1 Automotive, Inc. 2010 Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2010)
10	.25*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2009 (Incorporated by reference to Exhibit 10.23 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10	.26*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010 (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.27*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan for 2010 (effective July 1, 2010) (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2010)
10	.28*†	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2011
10	.29*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.30*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10	.31*	—	Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)
10	.32*	—	Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)
10	.33*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan, as Amended and Restated, effective March 8, 2007 (Incorporated by reference to Exhibit A of the Group 1 Automotive, Inc. Proxy Statement (File No. 001-13461) filed on April 16, 2007)

Exhibit
Number			Description

10	.34*	—	The Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)
10	.35*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.36*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10	.37*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.38*		Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.39*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.40*		Form of Senior Executive Officer Phantom Stock Agreement (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.41*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.35 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.42*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.43*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10	.44*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10	.45*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10	.46*	—	Employment Agreement dated April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, Jr. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 14, 2005)
10	.47*	—	First Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of November 8, 2007 (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.48*		Second Amendment to the Employment Agreement dated effective as of April 9, 2005 between Group 1 Automotive, Inc. and Earl J. Hesterberg, effective as of April 30, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 30, 2010)
10	.49*		Employment Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10	.50*		Non-Compete Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

Exhibit
Number			Description

10	.51*	—	First Amendment to Restricted Stock Agreement dated as of November 8, 2007 by and between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.40 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10	.52*	—	Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10	.53*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10	.54*	—	Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)
10	.55*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10	.56*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.57*	—	Group 1 Automotive, Inc. Corporate Aircraft Usage Policy (Incorporated by reference to Exhibit 10.49 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10	.58*	—	Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement (Incorporated by reference to the section titled “Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement” in Item 5.02 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 13461) filed November 16, 2009)
10	.59*	—	Split Dollar Life Insurance Agreement dated January 23, 2002 between Group 1 Automotive, Inc., and Leslie Hollingsworth and Leigh Hollingsworth Copeland, as Trustees of the Hollingsworth 2000 Children’s Trust (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2002)
11.1		—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 7 to the financial statements)
12	.1†	—	Statement re Computation of Ratios
21	.1†	—	Group 1 Automotive, Inc. Subsidiary List
23	.1†	—	Consent of Ernst & Young LLP
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith