Form 10-Q
period 2011-03-31
GROUP 1 AUTOMOTIVE INC
filed 2011-04-27
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of April 22, 2011, the registrant had 24,022,301 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,804	$19,843
Contracts-in-transit and vehicle receivables, net	117,593	113,846
Accounts and notes receivable, net	68,428	75,623
Inventories	784,142	777,771
Deferred income taxes	15,517	14,819
Prepaid expenses and other current assets	10,541	17,332

Total current assets	1,041,025	1,019,234

PROPERTY AND EQUIPMENT, net	539,922	506,288
GOODWILL	510,356	507,962
INTANGIBLE FRANCHISE RIGHTS	158,764	158,694
OTHER ASSETS	9,843	9,786

Total assets	$2,259,910	$2,201,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$581,319	$560,840
Floorplan notes payable — manufacturer affiliates	102,810	103,345
Current maturities of mortgage facility	42,600	42,600
Current maturities of long-term debt	10,482	10,589
Current liabilities from interest rate risk management activities	709	1,098
Accounts payable	99,752	92,799
Accrued expenses	87,668	83,663

Total current liabilities	925,340	894,934

LONG-TERM DEBT, net of current maturities	413,530	412,950
DEFERRED INCOME TAXES	67,661	58,970
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	14,630	16,426
OTHER LIABILITIES	32,274	31,036
DEFERRED REVENUES	2,779	3,280
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,262 and 26,096 issued, respectively	263	261
Additional paid-in capital	365,294	363,966
Retained earnings	532,586	519,843
Accumulated other comprehensive loss	(15,618)	(18,755)
Treasury stock, at cost; 2,241 and 2,303 shares, respectively	(78,829)	(80,947)

Total stockholders’ equity	803,696	784,368

Total liabilities and stockholders’ equity	$2,259,910	$2,201,964

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited, in thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$784,714	$646,121
Used vehicle retail sales	323,447	279,609
Used vehicle wholesale sales	61,951	42,512
Parts and service sales	194,950	185,435
Finance, insurance and other, net	44,240	37,476

Total revenues	1,409,302	1,191,153
COST OF SALES:
New vehicle retail sales	741,942	606,747
Used vehicle retail sales	294,547	253,172
Used vehicle wholesale sales	59,457	40,849
Parts and service sales	91,581	85,864

Total cost of sales	1,187,527	986,632

GROSS PROFIT	221,775	204,521
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	175,884	166,406
DEPRECIATION AND AMORTIZATION EXPENSE	6,455	6,485
ASSET IMPAIRMENTS	222	—

INCOME FROM OPERATIONS	39,214	31,630
OTHER EXPENSE:
Floorplan interest expense	(6,760)	(7,566)
Other interest expense, net	(7,942)	(7,104)
Loss on redemption of long-term debt	—	(3,872)

INCOME BEFORE INCOME TAXES	24,512	13,088
PROVISION FOR INCOME TAXES	(9,150)	(5,107)

NET INCOME	$15,362	$7,981

BASIC EARNINGS PER SHARE	$0.68	$0.34
Weighted average common shares outstanding	22,582	23,135
DILUTED EARNINGS PER SHARE	$0.66	$0.34
Weighted average common shares outstanding	23,264	23,688
CASH DIVIDEND PER COMMON SHARE	$0.11	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited, in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,362	$7,981
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,455	6,485
Deferred income taxes	7,048	4,330
Asset Impairments	222	—
Stock-based compensation	2,744	2,697
Amortization of debt discount and issue costs	2,878	1,635
Loss on redemption of long-term debt	—	3,872
Tax effect from stock-based compensation	(325)	116
Other	152	233
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	10,436	22,960
Accounts and notes receivable	7,278	(3,091)
Inventories	5,736	(48,234)
Contracts-in-transit and vehicle receivables	(3,623)	(19,097)
Prepaid expenses and other assets	1,397	1,622
Floorplan notes payable — manufacturer affiliates	(804)	(693)
Deferred revenues	(501)	(898)

Net cash provided by (used in) operating activities	54,455	(20,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(35,033)	(21,743)
Proceeds from disposition of franchise, property and equipment	4,235	(2,998)
Purchases of property and equipment, including real estate	(15,306)	2,895
Other	113	433

Net cash used in investing activities	(45,991)	(21,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	1,237,710	1,099,692
Repayments on credit facility — Floorplan Line	(1,217,231)	(1,045,925)
Principal payments on mortgage facility	—	(2,578)
Proceeds from issuance of 3.00% Convertible Notes	—	100,000
Debt issue costs	—	(3,300)
Purchase of equity calls	—	(39,947)
Sale of equity warrants	—	25,486
Redemption of other long-term debt	—	(77,011)
Borrowings of other long-term debt	80	173
Principal payments of long-term debt related to real estate loans	(2,000)	(681)
Principal payments of other long-term debt	(767)	(103)
Proceeds from issuance of common stock to benefit plans	880	832
Tax effect from stock-based compensation	325	(116)
Dividends paid	(2,619)	—

Net cash provided by financing activities	16,378	56,522

EFFECT OF EXCHANGE RATE CHANGES ON CASH	119	(76)

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,961	14,951
CASH AND CASH EQUIVALENTS, beginning of period	19,843	13,221

CASH AND CASH EQUIVALENTS, end of period	$44,804	$28,172

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive
					Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	on Interest	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
	(Unaudited, in thousands)

BALANCE, December 31, 2010	26,096	$261	$363,966	$519,843	$(10,953)	$50	$(7,852)	$(80,947)	$784,368
Comprehensive income:
Net income	—	—	—	15,362	—	—	—	—	15,362
Interest rate swap adjustment, net of tax provision of $1,082	—	—	—	—	1,804	—	—	—	1,804
Unrealized loss on investments, net of tax benefit of $4	—	—	—	—	—	(7)	—	—	(7)
Unrealized gain on currency translation	—	—	—	—	—	—	1,340	—	1,340

Total comprehensive income									18,499
Issuance of common and treasury shares to employee benefit plans	(71)	(1)	(2,688)	—	—	—	—	2,118	(571)
Proceeds from sales of common stock under employee benefit plans	24	1	879	—	—	—	—	—	880
Issuance of restricted stock	225	2	(2)	—	—	—	—	—	—
Forfeiture of restricted stock	(12)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,744	—	—	—	—	—	2,744
Tax effect from options exercised and the vesting of restricted shares	—	—	395	—	—	—	—	—	395
Cash dividends	—	—	—	(2,619)	—	—	—	—	(2,619)

BALANCE, March 31, 2011	26,262	$263	$365,294	$532,586	$(9,149)	$43	$(6,512)	$(78,829)	$803,696

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

Business and Organization

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the United States of America (the “U.S.”) and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the United Kingdom (the “U.K.”). Through their dealerships, these subsidiaries sell new and used cars and light trucks; arrange related financing and sell vehicle service and insurance contracts; provide maintenance and repair services; and sell replacement parts. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company” or “Group 1.”

As of March 31, 2011, the Company’s U.S. retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (44 dealerships in Kansas, Oklahoma and Texas) and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

At March 31, 2011, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

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

In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method, discounted cash flow model, or income approach, specifically the excess earnings method. During the three months ended March 31, 2011, the Company did not identify an impairment indicator relative to its capitalized value of intangible franchise rights and, therefore, no impairment evaluation was required.

3.	ACQUISITIONS AND DISPOSITIONS

During the first three months of 2011, the Company acquired one Ford dealership located in Houston, Texas and one Volkswagen dealership located in Irving, Texas. Consideration paid for these dealerships totaled $35.0 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of the associated real estate. The vehicle inventory was subsequently financed through borrowings under FMCC Facility and Floorplan Line, respectively, as defined in Note 9. In addition, the Company sold one of its non-operational dealership facilities that qualified as a held-for-sale asset as of December 31, 2010 for $4.1 million. No gain or loss was recognized related to this sale.

During the first three months of 2010, the Company was awarded two Sprinter franchises located in two separate Mercedes-Benz stores in Georgia and New York. The Company also acquired two BMW/MINI dealerships in the Southeast region of the U.K. Consideration paid for these two dealerships totaled $21.7 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of the associated real estate. The vehicle inventory was subsequently financed through borrowings under the Company’s credit facility with BMW Financial Services. In addition, the Company disposed of real estate holdings of non-operating facilities in Texas and Massachusetts during the three months ended March 31, 2010.

Subsequent to March 31, 2011, the Company acquired a BMW/MINI dealership in El Paso, Texas.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

The periodic interest rates of the Revolving Credit Facility (as defined in Note 9), the Mortgage Facility (as defined in Note 10) and certain variable-rate real estate related borrowings are indexed to one-month London Inter Bank Offered Rate (“LIBOR”) plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.

The Company reflects the current fair value of all derivatives on its Consolidated Balance Sheets. The Company measures its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the average 10 and 20-year industrial rate according to Standard and Poor’s. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the hierarchy framework as described in Accounting Standards Codification (“ASC”) 820.

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

As of March 31, 2011, the Company held interest rate swaps in effect of $350.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.2%. At March 31, 2011, all of the Company’s derivative contracts were determined to be effective. For the three months ended March 31, 2011 and 2010, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $3.3 million and $5.0 million, respectively. Total floorplan interest expense was $6.8 million and $7.6 million for the three months ended March 31, 2011 and 2010, respectively.

In addition to the $350.0 million of swaps in effect as of March 31, 2011, the Company entered into four additional interest rate swaps during the three months ended March 31, 2011 with forward start dates in August 2012 and expiration dates in August 2015. The aggregate notional value of these four forward-starting swaps is $100.0 million and the weighted average interest rate of these swaps is 2.8%.

As of March 31, 2011 and December 31, 2010, the Company reflected liabilities from interest risk management activities of $15.3 million and $17.5 million, respectively, in its Consolidated Balance Sheets. One of the Company’s interest rate swaps with a notional amount of $50.0 million expires in August 2011. As such, the fair

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of this instrument is classified as a current liability in the accompanying Consolidated Balance Sheet. In addition, as of March 31, 2011, the Company reflected assets from interest rate risk management activities of $0.7 million in its consolidated Balance Sheet. Included in accumulated other comprehensive loss at March 31, 2011 and 2010 are unrealized losses, net of income taxes, totaling $9.1 million and $18.5 million, respectively, related to these hedges.

Subsequent to March 31, 2011, the Company entered into an interest rate swap with a forward start date in August 2012 and an expiration date in August 2015, a notional value of $25.0 million and an interest rate of 2.65%.

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for either the three months ended March 31, 2011 or 2010, respectively.

	Amount of Unrealized Gain, Net of Tax, Recognized in OCI
Derivatives in	Three Months Ended March 31,
Cash Flow Hedging Relationship	2011	2010
	(In thousands)

Interest rate swap contracts	$1,804	$637

	Amount of Loss Reclassified from OCI into Statements of Operations
Location of Loss Reclassified from OCI	Three Months Ended March 31,
into Statements of Operations	2011	2010
	(In thousands)

Floorplan interest expense	$(3,251)	$(5,042)
Other interest expense	(205)	(1,107)

The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $12.5 million.

5.	STOCK-BASED COMPENSATION PLANS

The Company provides compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

The “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan” (the “Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan to 7.5 million for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (1) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant, and (2) stock appreciation rights, restricted stock, performance awards, and bonus stock, each at the market price of the Company’s stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding option awards are exercisable over a period not to exceed ten

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period for the entire award. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual or expected forfeitures differ from the previous estimate. As of March 31, 2011, there were 1,300,140 shares available under the Incentive Plan for future grants of these awards.

Stock Option Awards

No stock option awards have been granted since November 2005. The following table summarizes the Company’s outstanding stock options as of March 31, 2011, and the changes during the three months then ended:

		Weighted
		Average
	Number	Exercise Price

Options outstanding, December 31, 2010	68,908	$33.11
Granted	—	—
Exercised	(11,300)	24.65
Forfeited	—	—

Options outstanding, March 31, 2011	57,608	34.77

Options vested at March 31, 2011	57,608	34.77

Options exercisable at March 31, 2011	57,608	$34.77

Restricted Stock Awards

In 2005, the Company began granting to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units pursuant to the Incentive Plan. In November 2006, the Company began granting to certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant but are subject to forfeiture provisions for periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. Performance awards are considered outstanding at the date of grant and have forfeiture provisions based on time and the achievement of certain performance criteria established by the Compensation Committee of the Board of Directors. In the event the employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

A summary of these awards as of March 31, 2011, along with the changes during the three months then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2010	1,283,794	$23.57
Granted	225,436	40.45
Vested	(47,798)	23.97
Forfeited	(11,500)	39.44

Nonvested at March 31, 2011	1,449,932	$26.05

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In September 1997, the Company adopted the “Group 1 Automotive, Inc. Employee Stock Purchase Plan as amended” (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee acquires shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2011, there were 917,344 shares remaining in reserve for future issuance under the Purchase Plan. During the three months ended March 31, 2011 and 2010, the Company issued 23,298 and 29,794 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $10.22 and $9.30 during the three months ended March 31, 2011 and 2010, respectively. The fair value of stock purchase rights is calculated using the quarter-end stock price, the value of the embedded call option and the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $2.7 million for both the three months ended March 31, 2011 and 2010. Cash received from option exercises and Purchase Plan purchases was $0.9 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. Additional paid-in capital was increased by $0.4 million and reduced by $0.1 million for the three months ended March 31, 2011 and 2010, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $0.8 million for both the three months ended March 31, 2011 and 2010.

The Company issues new shares when options are exercised or restricted stock vests or will use treasury shares, if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted EPS is computed by including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share amounts)

Net income	$15,362	$7,981
Weighted average basic shares outstanding	22,582	23,135
Dilutive effect of contingently Convertible 3.00% Notes	139	—
Dilutive effect of stock options, net of assumed repurchase of treasury stock	12	15
Dilutive effect of restricted stock and employee stock purchases, net of assumed repurchase of treasury stock	531	538

Weighted average dilutive shares outstanding	23,264	23,688

Earnings per share from:
Basic	$0.68	$0.34
Diluted	$0.66	$0.34

Any options with an exercise price in excess of the average market price of the Company’s common stock during each of the quarterly periods in the years presented are not considered when calculating the dilutive effect of stock options for the diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was less than 0.1 million for both the three months ended March 31, 2011 and 2010.

As discussed in Note 10 below, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 10) and the 2.25% Warrants sold in connection with the 2.25% Notes. Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the dilutive shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended March 31, 2011 was less than $59.43, no net shares were included in the computation of diluted earnings per share, as the impact would have been anti-dilutive.

In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 10) and the 3.00% Warrants sold in connection with the 3.00% Notes (the “3.00% Warrants”). Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the dilutive shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended March 31, 2011 was more than the conversion price in effect at the end of the period, the dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted earnings per share. Refer to Note 10 for a description of the change to the conversion price, which occurred during the three months ended March 31, 2011 as a result of the Company’s decision to pay a cash dividend of $0.11 per share of common stock for the fourth quarter of 2010 to holders of record on March 1, 2011.

7.	INCOME TAXES

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. relative to its foreign subsidiaries. The effective income tax rate of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

37.3% of pretax income for the three months ended March 31, 2011 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state jurisdictions in which the Company operates.

For the three months ended March 31, 2011, the Company’s effective tax rate decreased to 37.3% from 39.0% for the same period in 2010. The change was primarily due to the mix of pretax income from the taxable state jurisdictions in which the Company operates, as well as a change in valuation allowances for certain state net operating losses that occurred during the three months ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor did it accrue any interest for the three months ended March 31, 2011.

Taxable years 2006 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

8.	PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	March 31,	December 31,
	in Years	2011	2010
		(Dollars in thousands)

Land	—	$194,471	$183,391
Buildings	30 to 40	256,468	241,355
Leasehold improvements	up to 30	76,672	68,808
Machinery and equipment	7 to 20	54,259	53,473
Furniture and fixtures	3 to 10	51,504	49,893
Company vehicles	3 to 5	9,260	9,182
Construction in progress	—	19,795	17,333

Total		662,429	623,435
Less accumulated depreciation and amortization		122,507	117,147

Property and equipment, net		$539,922	$506,288

During the three months ended March 31, 2011, the Company incurred $5.3 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the three months ended March 31, 2011 associated with existing dealership operations totaling $10.5 million. Also, in conjunction with the Company’s acquisition of two separate dealerships during the three months ended March 31, 2011, the Company acquired $21.5 million of real estate and other property and equipment.

9.	CREDIT FACILITIES

The Company has a $1.35 billion revolving syndicated credit arrangement with 20 financial institutions including four manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”), as well as, arrangements with BMW Financial Services for financing of its new and used vehicles in the U.K. and with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as current liabilities.

The Company receives interest assistance from certain automobile manufacturers. Over the past three years, manufacturers’ interest assistance as a percentage of the Company’s total consolidated floorplan interest expense has ranged from 49.9% in the fourth quarter of 2008 to 91.9% for the three months ended March 31, 2011.

Revolving Credit Facility

The Revolving Credit Facility expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 87.5 basis points for new vehicle inventory and one-month LIBOR plus 97.5 basis points for used vehicle inventory. In addition, the Company pays a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the Revolving Credit Facility, the Company had $1.0 million of related unamortized costs as of March 31, 2011 that are being amortized over the term of the facility.

After considering outstanding balances of $581.3 million at March 31, 2011, the Company had $418.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $418.7 million available borrowings under the Floorplan Line is $107.7 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of March 31, 2011 and December 31, 2010, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility must be repaid upon the sale of the specific vehicle financed, and in no case may a borrowing for a vehicle remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of March 31, 2011 or December 31, 2010. After considering $17.3 million of outstanding letters of credit, and other factors included in the Company’s available borrowing base calculation, there was $204.2 million of available borrowing capacity under the Acquisition Line as of March 31, 2011. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. Further, provisions of the Revolving Credit Facility require the Company to maintain financial ratios and a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that the Company may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude the Company’s foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009 and was primarily codified in ASC 470. As of March 31, 2011, the Amount Available for Restricted Payments was $189.2 million. However, the Mortgage Facility (as defined in Note 10) provides for a similar restricted payment basket and was more restrictive as of March 31, 2011 (see discussion of the Mortgage Facility Restricted Payment Basket in Note 10).

As of March 31, 2011 and December 31, 2010, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of March 31, 2011, the Company had an outstanding balance of $52.5 million with an available floorplan borrowing capacity of $97.5 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of March 31, 2011, the interest rate on the FMCC Facility was 5.5% before considering the applicable incentives.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for the financing of new, used and rental vehicle inventories related to its U.K. operations. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of March 31, 2011, the interest rates charged on borrowings outstanding under this facility ranged from 1.5% to 4.5%.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of March 31, 2011, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 1.1% to 6.8%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LONG-TERM DEBT

The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

2.25% Convertible Senior Notes due 2036 (principal of $182,753 at March 31, 2011 and December 31, 2010)	$139,814	$138,155
3.00% Convertible Senior Notes due 2020 (principal of $115,000 at March 31, 2011 and December 31, 2010)	75,099	74,365
Mortgage Facility	42,600	42,600
Other Real Estate Related and Long-Term Debt	168,701	170,291
Capital lease obligations related to real estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 8.9%	40,398	40,728

	466,612	466,139
Less current maturities of mortgage facility and other long-term debt	53,082	53,189

	$413,530	$412,950

2.25% Convertible Senior Notes

The Company’s outstanding 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”), which had a face value of $182.8 million, had a fair value based on quoted market prices of $185.5 million and $180.0 million as of March 31, 2011 and December 31, 2010, respectively. The Company determined the discount applicable to its 2.25% Notes using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.5% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.5%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 2.25% Notes and are being amortized to interest expense through 2016. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011 and December 31, 2010, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$15,273	$15,855

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(41,320)	(42,916)
Unamortized underwriter fees	(1,619)	(1,682)

Net carrying amount of liability component	$139,814	$138,155

Net impact on retained earnings	$(38,392)	$(37,420)

Unamortized debt issuance cost	$64	$67

For the three months ended March 31, 2011 and 2010, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Year-to-date contractual interest expense	$1,028	$1,028
Year-to-date discount amortization	$1,554	$1,411
Effective interest rate of liability component	7.7%	7.7%

3.00% Convertible Senior Notes

The Company’s outstanding 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”), which had a face value of $115.0 million, had a fair value based on quoted market prices of $147.2 million and $143.3 million as of March 31, 2011 and December 31, 2010, respectively. The Company also determined the discount applicable to of its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters of the 3.00% Notes for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 3.00% Notes and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes. As of March 31, 2011 and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Carrying amount of equity component	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)

Total net equity component	$24,487	$24,487

Deferred income tax component	$13,726	$13,971

Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(37,820)	(38,516)
Unamortized underwriter fees	(2,081)	(2,119)

Net carrying amount of liability component	$75,099	$74,365

Net impact on retained earnings	$(1,610)	$(1,202)

Unamortized debt issuance cost	$307	$313

For the three months ended March 31, 2011 and 2010, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Year-to-date contractual interest expense	$874	$95
Year-to-date discount amortization	$653	$52
Effective interest rate of liability component	8.6%	8.6%

The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $49.933 as of March 31, 2011); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture. Although none of the conversion features of the Company’s 3.00% Notes were triggered in the first quarter of 2011, the if-converted value exceeded the principal amount of the 3.00% Notes by $11.1 million as of March 31, 2011.

As of March 31, 2011, the conversion rate was 26.0325 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $38.41 per share, which was reduced during the first quarter of 2011 as the result of the Company’s decision to pay a cash dividend of $0.11 per share of common stock for the fourth quarter of 2010 to holders of record on March 1, 2011. If any cash dividend or distribution is made to all, or substantially all,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

As of March 31, 2011, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was $56.45 due to the Company’s decision to pay a cash dividend of $0.11 per share of common stock for the fourth quarter of 2010 to holders of record on March 1, 2011. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to purchase a total of 3.0 million shares of its common stock at a purchase price of $38.41 per share, the conversion price, as of March 31, 2011. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payments of cash dividends).

Real Estate Credit Facility

On December 29, 2010, the Company amended and restated its $235.0 million five-year real estate credit facility with Bank of America, N.A. and Comerica Bank. As amended and restated, the Real Estate Credit Facility (“Mortgage Facility”) provides for $42.6 million of term loans with the right to expand to $75.0 million provided that (i) no default or event of default exists under the Mortgage Facility; (ii) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (iii) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the relevant real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized $0.9 million of debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility.

As amended and restated, the Mortgage Facility now provides for only term loans and no longer has a revolving feature. The interest rate is now equal to (i) the per annum rate equal to one-month LIBOR plus 3.00% per annum, determined on the first day of each month, or (ii) 1.95% per annum in excess of the higher of (a) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (b) the Federal Funds Rate adjusted daily, plus 0.5% or (c) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding beginning in April 2011 and is required to repay the aggregate principal amount outstanding on the maturity date, which is defined as the earliest of (1) December 29, 2015 or (2) November 30, 2011 if the Revolving Credit Facility is not modified, renewed or refinanced on or before November 30, 2011 to extend the Revolving Credit Facility maturity date, or (3) the revised Revolving Credit Facility maturity date if the Revolving Credit Facility is modified, renewed or refinanced to extend its maturity date.

The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. As amended, the Mortgage Facility contains certain covenants, including financial ratios that must be complied with, including: fixed charge coverage ratio, total funded lease adjusted indebtedness to proforma EBITDAR ratio, and current ratio. For covenant calculation purposes, EBITDAR is defined as earnings before non-floorplan interest expense, taxes, depreciation and amortization and rent expense. EBITDAR also includes interest income and is further adjusted for certain non-cash income charges. Additionally, the Company is limited under the terms of the Mortgage Facility in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding common stock, based

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily on the quarterly net income or loss of the Company (“the Mortgage Facility Restricted Payment Basket”). As of March 31, 2011, the Mortgage Facility Restricted Payment Basket was $107.3 million and will increase in the future periods by 50.0% of the Company’s cumulative net income (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases. As of March 31, 2011, the Company was in compliance with all of these covenants. Based upon current operating and financial projections, the Company believes that it will remain compliant with such covenants in the future.

During the three months ended March 31, 2011, the Company did not make any principal payments on outstanding borrowings from the Mortgage Facility. As of March 31, 2011, borrowings under the amended and restated Mortgage Facility totaled $42.6 million, all of which was recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet. If the Company is successful in its plan to amend the Revolving Credit Facility by November 30, 2011, and extend its maturity beyond December 29, 2015, then the long-term portion of the outstanding borrowings will be reclassified as long-term debt in the Consolidated Balance Sheet.

Real Estate Related Debt

In addition to the amended and restated Mortgage Facility, the Company entered into separate term loans in 2010, totaling $146.0 million, with three of its manufacturer-affiliated finance partners — Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”) and BMW Financial Services NA, LLC (“BMWFS”) (collectively, the “Real Estate Notes”). The Company used $116.4 million of these borrowings to refinance a portion of its Mortgage Facility and the remaining amount to finance owned or purchased real estate to be utilized in existing dealership operations. The Real Estate Notes may be expanded, are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.62% and 5.47%, and at variable rates of three-month LIBOR plus between 3.15% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $1.2 million of which are still unamortized as of March 31, 2011.

The loan agreements with TMCC consist of four term loans. As of March 31, 2011, $27.3 million remained outstanding with $0.5 million classified as current and the remainder in long-term debt. The maturity dates vary from two to seven years and provide for monthly payments based on a 20-year amortization schedule. These four loans are cross-collateralized and cross-defaulted with each other. During the first three months of 2011, the loan agreements were amended to also be cross-defaulted with the Revolving Credit Facility.

The loan agreements with MBFS consist of three term loans. As of March 31, 2011, $49.7 million remained outstanding with $1.5 million classified as current and the remainder in long-term debt. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other. They are also cross-defaulted with the Revolving Credit Facility.

The loan agreements with BMWFS consist of twelve term loans. As of March 31, 2011, $67.5 million remained outstanding with $3.0 million classified as current and the remainder in long-term debt. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of seven years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These twelve loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.

In October 2008, the Company executed a note agreement with a third-party financial institution for an aggregate principal amount of £10.0 million (the “Foreign Note”), which is secured by the Company’s foreign

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary properties. The Foreign Note is being repaid in monthly installments which began in March 2010 and matures in August 2018. As of March 31, 2011, borrowings under the Foreign Note totaled $14.0 million, with $1.9 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

11.	FAIR VALUE MEASUREMENTS

Guidance primarily codified within ASC 820 defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires disclosure of the extent to which fair value is used to measure financial and non-financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. ASC 820 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

The Company designates its investments in marketable securities and debt instruments as available-for-sale, measures them at fair value and classifies them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. The Company maintains multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and banker’s acceptances that have maturities of less than three months. The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the hierarchy framework as described in ASC 820.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s derivative financial instruments are recorded at fair market value. See Note 4 “Derivative Instruments and Risk Management Activities” for further details regarding the Company’s derivative financial instruments.

The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified investments in marketable securities, debt instruments, and interest rate derivative financial instruments as having met such criteria. The respective fair values as of March 31, 2011 were as follows:

	As of March 31, 2011
	Level 1	Level 2	Total
	(In thousands)

Assets:
Marketable securities — money market	$1,534	$—	$1,534
Interest rate derivative financial instruments	—	702	702
Debt securities:
Demand obligations	—	30,245	30,245
Collateralized mortgage obligations	—	73	73
Corporate bonds	—	1,117	1,117
Municipal obligations	—	993	993
Mortgage backed	—	718	718

Total debt securities	—	33,146	33,146

Total	$1,534	$33,848	$35,382

Liabilities:
Interest rate derivative financial instruments	$—	$15,339	$15,339

Total	$—	$15,339	$15,339

12.	COMMITMENTS AND CONTINGENCIES

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

Currently, the Company is not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these or future matters cannot be predicted with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

Other Matters

The Company, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by the Company’s subsidiaries of their respective dealership premises. Pursuant to these leases, the Company’s subsidiaries generally agree to indemnify the lessor and other parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements in connection with the sale of assets or businesses in which it agrees to indemnify the purchaser or other parties from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $24.3 million as of March 31, 2011. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Net income	$15,362	$7,981
Other comprehensive income (loss):
Change in fair value of interest rate swaps	1,804	637
Unrealized loss on investments	(7)	(12)
Unrealized gain (loss) on currency translation	1,340	(1,637)

Total comprehensive income	$18,499	$6,969

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the recent economic recession substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control changes legislation, and unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota, Ford, Mercedes-Benz, Chrysler, Nissan, Honda, General Motors and BMW, because of financial distress, bankruptcy, natural disasters that disrupt production or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	restructuring by one or more of our principal manufactures, up to and including bankruptcy may cause us to suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

•	requirements imposed on us by our manufacturers may require dispositions or limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	manufacturer quality issues may negatively impact vehicle sales and brand reputation;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	the inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

These factors, as well as additional factors that could affect our operating results and performance are described in our 2010 Form 10-K, under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere within this quarterly report. Should one or more of the risks or uncertainties described above or elsewhere in this quarterly report or in the documents incorporated by reference occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We urge you to carefully consider those factors, as well as factors described in our reports filed from time to time with the Securities and Exchange Commission and other announcements we make from time to time.

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

Overview

We are a leading operator in the automotive retail industry. As of March 31, 2011, we owned and operated 121 franchises, representing 30 brands of automobiles, at 97 dealership locations and 24 collision service centers in the United States of America (the “U.S.”) and ten franchises, representing two brands, at five dealerships and three collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used vehicles and related financing, vehicle maintenance and repair services, replacement parts, and warranty, insurance and extended service contracts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of March 31, 2011, our U.S. retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) the Central (44 dealerships in Kansas, Oklahoma and Texas); and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

From September 2008 through most of 2009, the U.S. and global economies suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. Through much of 2010 and the first three months of 2011, economic trends have stabilized and consumer demand for new and used vehicles has shown improvement. According to industry experts, the March 2011 seasonally adjusted annual rate of sales (or “SAAR”) was 13.1 million units, compared to 11.7 million units a year ago. But given the depth of the downturn, a recovery to historically normalized industry selling levels will probably be extended.

In March of 2011, the earthquake and tsunami in Japan adversely affected certain vehicle manufacturers and a number of parts suppliers on which they depend. Manufacturers, including Toyota, Nissan and Honda, which represented 61.6% of our new vehicle unit sales in 2010 and 61.4% in the first quarter of 2011, have estimated that the shortage of a few parts that are critical to vehicle production will limit supply of new vehicles in the near term. In response, these specific manufacturers have announced action to adjust production schedules and we anticipate that other manufacturers will respond similarly in the near to intermediate term. At this time, the resulting impact on our operations and profitability cannot be reasonably estimated.

Our operations have, and we believe that our operations will continue to generate positive cash flow. As such, we are focused on maximizing the return on the capital that we generate from our operations and positioning our balance sheet to take advantage of investment opportunities as they arise. Though the retail and economic environment continues to be challenging, we believe that the stabilizing economic trends provide opportunities for us in the marketplace to: (i) continue to focus on our higher margin parts and service business by enhancing the cost effectiveness of our marketing efforts, implementing strategic selling methods, and improving operational efficiencies; and (ii) invest capital where necessary to support the anticipated growth, particularly in our parts and service business.

We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that 2011 capital spending will be less than $50.0 million, which includes $10.0 million for specific growth initiatives in our parts and service business segment.

We remain committed to our growth-by-acquisition strategy, and with the prolonged nature of the anticipated economic recovery, we believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria. During the first three months of 2011, we completed the acquisition of a Ford dealership located in Houston, Texas with expected annual revenues of $70.0 million. In addition, we acquired a Volkswagen dealership located in Irving, Texas with expected annual revenues of $25.0 million. Subsequent to March 31, 2011, we acquired a BMW/MINI dealership in El Paso, Texas, which is expected to generate $55.0 million in aggregate annual revenues. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.

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

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income. In particular, the anticipated disruption in new vehicle production, for many of our manufacturer partners resulting from the natural disasters in Japan earlier in 2011, may significantly alter these seasonal trends in the near term.

For the three months ended March 31, 2011, total revenues increased 18.3% from 2010 levels to $1.4 billion and gross profit improved 8.4% to $221.8 million. Operating income rose for the three months ended March 31, 2011 by 24.0% from 2010 to $39.2 million. Income before income taxes improved to $24.5 million for the first quarter of 2011, which was an 87.3% improvement over the same period from the prior year. For the three months ended March 31, 2011 and 2010, we realized net income of $15.4 million and $8.0 million, respectively, and diluted income per share of $0.66 and $0.34, respectively. We generated cash flow of $25.0 million and $15.0 million for the three months ended March 31, 2011 and 2010, respectively.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended March 31,
	2011	2010

Unit Sales
Retail Sales
New Vehicle	24,704	20,631
Used Vehicle	16,730	14,993

Total Retail Sales	41,434	35,624
Wholesale Sales	9,055	6,716

Total Vehicle Sales	50,489	42,340
Gross Margin
New Vehicle Retail Sales	5.5%	6.1%
Total Used Vehicle Sales	8.1%	8.7%
Parts and Service Sales	53.0%	53.7%
Total Gross Margin	15.7%	17.2%
SG&A(1) as a % of Gross Profit	79.3%	81.4%
Operating Margin	2.8%	2.7%
Pretax Margin	1.7%	1.1%
Finance and Insurance Revenues per Retail Unit Sold	$1,068	$1,052

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.

During the first three months of 2011, the industry experienced an increase in the seasonally adjusted annual rate of sales (or “SAAR”) of new vehicle unit sales. This increase is primarily related to the stabilization of the U.S. economic conditions and a growing need to replace aged or scrapped vehicles. While SAAR is still low relative to the years before the recession, it has risen from 11.7 million at March 31, 2010 to 13.1 million at March 31, 2011. Bolstered by this improved sales environment and our recent efforts to gain market share, our new vehicle retail sales revenues increased 21.5% during the first quarter of 2011. The improvement reflects higher new vehicle unit sales of 19.7%, as well as an increase in average sales price driven by a shift in brand mix. Our volume increase was particularly noteworthy given the negative impact that weather events had on our available selling days. Our performance has outpaced the specific performances of most of the major brands we represent, though our overall sales increases lagged the industry results due primarily to our brand mix.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The stabilizing economic environment that benefited new vehicle sales also supported improved used vehicle demand that positively impacted our used vehicle retail sales in comparison to our 2010 results. As a result, we have experienced improving used vehicle volumes through the first three months of 2011. Still, when compared to trend industry conditions, we are sourcing a higher percentage of our used vehicles from higher cost auctions instead of trade-ins, and as a result used vehicle retail margin pressure persists in 2011. Further, the wholesale side of the business experienced increases in unit sales, primarily as a result of a trend in trade-ins towards higher mileage units. Gross profits for the three months ended March 31, 2011 increased and benefited from a general improvement in used vehicle values as compared to the same period in 2010, primarily reflecting the general improvement in the used vehicle business.

Our parts and service sales and gross profit increased by 5.1% and 3.8%, respectively, for the three months ended March 31, 2011 as compared to the same period in 2010, primarily driven by an increase in warranty sales within our luxury brand dealerships and in customer pay sales, as well as improvements in our wholesale parts and collision businesses. The improvement in our parts and service business is particularly noteworthy, given that the comparable period in 2010 was bolstered by two Toyota recall campaigns.

Our consolidated finance and insurance income per retail unit sold (“PRU”) also increased through the first quarter of 2011 as compared to 2010, primarily driven by increases in vehicle service contract penetration rates and finance income per contract. Our total gross margin declined for the three months ended March 31, 2011, as a result of the shift in business mix towards the lower margin new and used vehicle businesses and the period-over-period decrease in margins in both our new and used vehicle business.

Our consolidated selling, general and administrative (“SG&A”) expenses increased in absolute dollars, but decreased as a percentage of gross profit by 210 basis points to 79.3% for the three months ended March 31, 2011, from the comparable period in 2010 reflecting the leverage on our cost structure that the higher revenues provide.

The combination of all of these factors contributed to a ten basis point increase in our operating margin to 2.8% for the three months ended March 31, 2011 over 2010 levels.

Our floorplan interest expense decreased 10.7% for the three months ended March 31, 2011, as compared to the first quarter of 2010, primarily as a result of a decrease of 146 basis points in our weighted average floorplan interest rates that benefited from the expiration of $250.0 million of interest rate swaps. Other interest expense increased 11.8% for the three months ended March 31, 2011, primarily attributable to an increase in our weighted average other interest rates that were negatively impacted by higher mortgage interest rates. As a result, our pretax margin for the three months ended March 31, 2011 increased 60 basis points to 1.7% as compared to the first quarter of 2010.

We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.

Critical Accounting Policies and Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions.

Refer to Note 2, “Summary of Significant Accounting Policies and Estimates,” in Item 1 for a discussion of certain critical accounting policies and estimates. Also, we disclosed certain critical accounting policies and estimates in our 2010 Annual Report on Form 10-K, and no significant changes have occurred since that time.

Results of Operations

The following tables present comparative financial and non-financial data for the three months ended March 31, 2011 and 2010, of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”) and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three months ended March 31, 2011 as compared to 2010:

Total Same Store Data

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)

Revenues
New vehicle retail	$762,565	20.2%	$634,385
Used vehicle retail	310,963	12.5%	276,489
Used vehicle wholesale	59,167	41.5%	41,827
Parts and Service	188,777	4.2%	181,087
Finance, insurance and other	43,503	18.0%	36,873

Total revenues	$1,364,975	16.6%	$1,170,661
Cost of Sales
New vehicle retail	$720,897	21.0%	$595,740
Used vehicle retail	282,880	13.0%	250,287
Used vehicle wholesale	56,689	41.1%	40,174
Parts and Service	88,054	5.4%	83,557

Total cost of sales	$1,148,520	18.4%	$969,758

Gross profit	$216,455	7.7%	$200,903

Selling, general and administrative expenses	$170,416	5.3%	$161,861
Depreciation and amortization expenses	$6,226	0.8%	$6,175
Floorplan interest expense	$6,626	(10.8)%	$7,428
Gross Margin
New Vehicle Retail	5.5%		6.1%
Used Vehicle	8.3%		8.8%
Parts and Service	53.4%		53.9%
Total Gross Margin	15.9%		17.2%
SG&A as a % of Gross Profit	78.7%		80.6%
Operating Margin	2.9%		2.8%
Finance and Insurance Revenues per Retail Unit Sold	$1,084	3.1%	$1,051

The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three months ended March 31, 2011 and 2010.

New Vehicle Retail Data

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)

Retail Unit Sales
Same Stores	23,968	18.2%	20,285
Transactions	736		346

Total	24,704	19.7%	20,631
Retail Sales Revenues
Same Stores	$762,565	20.2%	$634,385
Transactions	22,149		11,736

Total	$784,714	21.5%	$646,121
Gross Profit
Same Stores	$41,667	7.8%	$38,644
Transactions	1,105		730

Total	$42,772	8.6%	$39,374
Gross Profit per Retail Unit Sold
Same Stores	$1,738	(8.8)%	$1,905
Transactions	$1,501		$2,110
Total	$1,731	(9.3)%	$1,908
Gross Margin
Same Stores	5.5%		6.1%
Transactions	5.0%		6.2%
Total	5.5%		6.1%

The stabilization of U.S. economic conditions and the increase in SAAR, as well as the focus that we have placed on improving our sales processes at our dealerships and capturing market share, led to increased new vehicle sales and profits. For the three months ended March 31, 2011 as compared to the corresponding period in 2010, our Same Store new vehicle unit sales and revenues increased 18.2% and 20.2%, respectively. We achieved increases in Same Store unit sales of 37.8%, 17.0%, and 10.9% in our domestic, import and luxury categories, reflecting the fact that we outperformed the market for most of the major brands that we represent. We also generated increases in Same Store revenues of 41.2%, 19.3% and 13.7% in our domestic, import and luxury categories, respectively, and in most major brands. Our Same Store revenues PRU increased 1.7% to $31,816 in the first quarter of 2011, while our Same Store gross profit PRU decreased by 8.8% to $1,738, as the competitive selling environment that we experienced during 2010 persisted into 2011. And, as a result, our Same Store gross margin fell 60 basis points from 6.1% in 2010 to 5.5% in the first quarter of 2011. However, on a sequential quarter basis, our total new vehicle gross margin was about flat.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended March 31,
	2011	% Change	2010

Toyota	8,244	15.0%	7,170
Nissan	3,478	6.4	3,268
Honda	3,163	21.9	2,595
BMW	2,567	19.9	2,141
Ford	1,729	21.3	1,425
Mercedes-Benz	1,308	12.6	1,162
General Motors	1,160	54.3	752
Chrysler	893	56.9	569
Other	1,426	18.5	1,203

Total	23,968	18.2%	20,285

Our Same Store new vehicle unit sales increased 18.2% for the three months ended March 31, 2011 as compared to the corresponding period in 2010. In the first quarter of 2011, our retail car unit sales increased by 12.6% and our retail truck unit sales increased by 25.8%, as compared with the same period in 2010. Although the impact of the natural disasters in Japan could temporarily damper or defer supply of new vehicle inventory, we anticipate that total industry-wide sales of new vehicles for 2011 as a whole will be higher than 2010 as the economy continues to recover. However, the level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended March 31, 2011 and 2010 was $6.2 million and $5.2 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turnover. To further mitigate our exposure to interest rate fluctuations, we have entered into interest rate swaps with an aggregate notional amount of $350.0 million in effect as of March 31, 2011, at a weighted average one-month LIBOR of 4.2%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and mitigating the impact of interest rate fluctuations. Over the past three years, manufacturers’ interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 49.9% in the fourth quarter of 2008 to 91.9% for the three months ended March 31, 2011.

We continue to aggressively manage the mix and overall level of our new vehicle inventory in response to the rapidly changing market conditions, particularly the recent increase in gasoline prices and the anticipated disruption in new vehicle production caused by the natural disasters in Japan in March of 2011. We reduced our new vehicle inventory levels by $17.1 million, or 3.0%, from $572.0 million at December 31, 2010 to $554.9 million at March 31, 2011. Further, our consolidated days’ supply of new vehicle inventory decreased to 51 days at March 31, 2011 from 59 days at December 31, 2011.

Used Vehicle Retail Data

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)

Retail Unit Sales
Same Stores	16,154	9.2%	14,796
Transactions	576		197

Total	16,730	11.6%	14,993
Retail Sales Revenues
Same Stores	$310,963	12.5%	$276,489
Transactions	12,484		3,120

Total	$323,447	15.7%	$279,609
Gross Profit
Same Stores	$28,083	7.2%	$26,202
Transactions	817		235

Total	$28,900	9.3%	$26,437
Gross Profit per Retail Unit Sold
Same Stores	$1,738	(1.9)%	$1,771
Transactions	$1,418		$1,193
Total	$1,727	(2.0)%	$1,763
Gross Margin
Same Stores	9.0%		9.5%
Transactions	6.5%		7.5%
Total	8.9%		9.5%

Used Vehicle Wholesale Data

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)

Wholesale Unit Sales
Same Stores	8,685	31.2%	6,619
Transactions	370		97

Total	9,055	34.8%	6,716
Wholesale Sales Revenues
Same Stores	$59,167	41.5%	$41,827
Transactions	2,784		685

Total	$61,951	45.7%	$42,512
Gross Profit
Same Stores	$2,478	49.9%	$1,653
Transactions	16		10

Total	$2,494	50.0%	$1,663
Gross Profit per Wholesale Unit Sold
Same Stores	$285	14.0%	$250
Transactions	$43		$103
Total	$275	10.9%	$248
Gross Margin
Same Stores	4.2%		4.0%
Transactions	0.6%		1.5%
Total	4.0%		3.9%

Total Used Vehicle Data

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)

Used Vehicle Unit Sales
Same Stores	24,839	16.0%	21,415
Transactions	946		294

Total	25,785	18.8%	21,709
Sales Revenues
Same Stores	$370,130	16.3%	$318,316
Transactions	15,268		3,805

Total	$385,398	19.6%	$322,121
Gross Profit
Same Stores	$30,561	9.7%	$27,855
Transactions	833		245

Total	$31,394	11.7%	$28,100
Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,230	(5.5)%	$1,301
Transactions	$881		$833
Total	$1,218	(5.9)%	$1,294
Gross Margin
Same Stores	8.3%		8.8%
Transactions	5.5%		6.4%
Total	8.1%		8.7%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. Thus far during 2011, the improved economic conditions, uptick in consumer confidence, and improved new vehicle sales have translated into an increase in used vehicle traffic. Our Same Store used retail unit sales and our Same Store used retail revenues improved in the first quarter of 2011 by 9.2% and 12.5%, respectively, as compared to the same period in 2010. In addition, our average retail sales price PRU increased 3.0% to $19,250 during the first quarter of 2011 as compared to the same period in 2010.

Our certified pre-owned (“CPO”) volume increased 14.2% to 5,709 for the three months ended March 31, 2011 as compared to the same period of 2010, corresponding to the overall lift in used retail volume. As a percentage of total retail sales, CPO units increased 70 basis points to 34.1% of total used retail units for the three months ended March 31, 2011 as compared to the same period of 2010.

New vehicle trade-ins and lease turn-ins are our best source of quality used vehicles. But, despite the increase in new vehicle volumes, the sourcing of quality used vehicles continued to be a challenge. This has caused us to source a higher percentage of our inventory from auctions, generally at higher prices, as we are forced to bid against other dealers instead of negotiated prices paid on trade-ins. Price relativities between new and used vehicles also continued to pressure used retail vehicle margins. As a result, our used vehicle retail margins continue to be compressed from trend industry conditions. Our gross profit per used retail unit decreased 1.9% in the first quarter of 2011, as compared to the same period in 2010. And, our Same Store used retail vehicle margins declined 50 basis points to 9.0%, but total used retail vehicle gross margins were up 70 basis points on a sequential quarter basis.

We also experienced an increase in our wholesale used vehicles sales of 41.5% on 31.2% more units for the three months ended March 31, 2011, as compared to the same period in 2010. While wholesaling more vehicles seems inconsistent with our need for more used vehicle inventory, most of the vehicles that we sent to auction to be wholesaled were of relatively lower value, higher mileage, older age, and, generally, lower quality than their retail counterparts (i.e., these vehicles did not meet our quality standards). Because of the limited availability of quality used vehicles, the price of vehicles sold at auction has increased, leading to higher profits and margins in our wholesale vehicles. Assuming the stabilization of used vehicle values and that used vehicle supply catches up with demand, we would expect the wholesale gross profit per unit to return to more normal levels, closer to break-even.

Our days’ supply of used vehicle inventory was 28 days at March 31, 2011, which was down from December 31, 2010 levels of 31 days.

Parts and Service Data

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)

Parts and Service Revenues
Same Stores	$188,777	4.2%	$181,087
Transactions	6,173		4,348

Total	$194,950	5.1%	$185,435
Gross Profit
Same Stores	$100,724	3.3%	$97,531
Transactions	2,645		2,040

Total	$103,369	3.8%	$99,571
Gross Margin
Same Stores	53.4%		53.9%
Transactions	42.8%		46.9%
Total	53.0%		53.7%

Our Same Store parts and service revenues increased 4.2% for the three months ended March 31, 2011, driven by improvements in all segments of the business: led by a 7.9% increase in warranty parts and service revenues and a 2.7% increase in customer-pay parts and service sales. We also generated a 5.1% increase in wholesale parts sales and a 2.1% increase in our collision revenues.

The increase in our Same Store warranty parts and service revenue for the first quarter 2011, as compared to the corresponding period in 2010, was driven by a general increase in recall activity by the manufacturers that we represent. We generated this increase despite the benefit realized in the first quarter of 2010 from two major Toyota recalls.

The increase in Same Store customer-pay parts and service revenues for the three months ended March 31, 2011, as compared to prior periods, was primarily driven by initiatives focused on customers, products and processes that continue to build momentum and generate results. Our Same Store wholesale parts and collision businesses increased for the three months ended March 31, 2011, as compared to the comparable period in 2010, benefiting from recent improvements in business processes. In addition, our wholesale parts business benefited from an increase in business with second-tier collision centers and repair shops, which was stimulated by the stabilization in the economy, as well as the closure of surrounding dealerships.

Same Store parts and service gross profit for the three months ended March 31, 2011 increased 3.3% from the comparable period in 2010, while Same Store parts and service margins declined 50 basis points. The decline in margins was primarily due to the return to more normalized margins in our warranty parts and service segment, which benefited from the 2010 Toyota recall campaigns. These recalls consisted predominantly of labor services that generate higher margins than the corresponding parts, and were comparable margins to our customer-pay business. In addition, recently instituted customer-pay initiatives that are designed to grow market share and revenues have eclipsed the growth in our other higher margin products and services, resulting in a decline in our customer-pay parts and service margins.

Finance and Insurance Data

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)

Retail New and Used Unit Sales
Same Stores	40,122	14.4%	35,081
Transactions	1,312		543

Total	41,434	16.3%	35,624
Retail Finance Fees
Same Stores	$14,755	20.3%	$12,268
Transactions	408		172

Total	$15,163	21.9%	$12,440
Vehicle Service Contract Fees
Same Stores	$18,661	20.0%	$15,547
Transactions	173		127

Total	$18,834	20.2%	$15,674
Insurance and Other
Same Stores	$10,087	11.4%	$9,058
Transactions	156		304

Total	$10,243	9.4%	$9,362
Total
Same Stores	$43,503	18.0%	$36,873
Transactions	737		603

Total	$44,240	18.0%	$37,476

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,084	3.1%	$1,051
Transactions	$562		$1,110
Total	$1,068	1.5%	$1,052

Our Same Store finance and insurance revenues increased by 18.0% to $43.5 million for the three months ended March 31, 2011, as compared to the same period in 2010. This improvement was primarily driven by the increases in new and used vehicle sales volumes. In addition, we experienced increases in vehicle service contract penetration rates and increases in finance income per contract for the three months ended March 31, 2011 that were partially offset by decreases in penetration rates in dent zone, maintenance, and gap product offerings, as well as an increase in our chargeback expense. The improvements are primarily related to the improving economic and customer lending conditions that have allowed for lower customer down-payments and higher amounts financed. As a result, our Same Store revenues PRU for the three months ended March 31, 2011 improved 3.1%, or $33, to $1,084 per retail unit sold.

Selling, General and Administrative Data

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)

Personnel
Same Stores	$103,704	9.0%	$95,179
Transactions	2,802		2,078

Total	$106,506	9.5%	$97,257
Advertising
Same Stores	$10,769	5.0%	$10,256
Transactions	425		181

Total	$11,194	7.3%	$10,437
Rent and Facility Costs
Same Stores	$21,268	(3.3)%	$21,983
Transactions	1,068		1,417

Total	$22,336	(4.5)%	$23,400
Other SG&A
Same Stores	$34,675	0.7%	$34,443
Transactions	1,173		869

Total	$35,848	1.5%	$35,312
Total SG&A
Same Stores	$170,416	5.3%	$161,861
Transactions	5,468		4,545

Total	$175,884	5.7%	$166,406

Total Gross Profit
Same Stores	$216,455	7.7%	$200,903
Transactions	5,320		3,618

Total	$221,775	8.4%	$204,521

SG&A as a % of Gross Profit
Same Stores	78.7%		80.6%
Transactions	102.8%		125.6%
Total	79.3%		81.4%
Employees	7,600		7,300

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

In response to the increasingly challenging automotive retailing environment, we initiated significant cost reduction actions beginning in the fourth quarter of 2008. These actions, which were fully implemented in the first quarter of 2009, continued to provide benefit to us throughout the first quarter of 2011 in the form of a leaner cost organization. Coupled with the 7.7% increase in gross profit, our Same Store SG&A as a percentage of gross profit improved 190 basis points to 78.7% for the three months ended March 31, 2011, as compared to the same period in 2010. Our absolute dollars of Same Store SG&A expenses increased by $8.6 million for the three months ended March 31, 2011, from the same periods in 2010, which was primarily attributable to personnel costs that is generally driven by the increased volume in vehicle sales. Our net advertising expenses increased by $0.5 million, or 5.0%, for the three months ended March 31, 2011 as compared to the same period in 2010, following the general stabilization in the economy and our efforts to capture market share and stimulate parts and service activity.

Our Same Store other SG&A increased $0.2 million for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to increase in outside services and other areas that traditionally trend with sales volume. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Offsetting these increases was a $0.7 million decrease in our Same Store building expense for the three months ended March 31, 2011 as compared to the same period in 2010. This decrease was primarily related to a decline in rent and property taxes. During the first quarter of 2011, we purchased leased real estate relating to existing dealership operations. We plan to continue to strategically add dealership-related real estate to our portfolio.

Depreciation and Amortization Data

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)

Same Stores	$6,226	0.8%	$6,175
Transactions	229		310

Total	$6,455	(0.5)%	$6,485

Our Same Store depreciation and amortization expense increased 0.8% for the three months ended March 31, 2011, as compared to the same period of 2010. We continue to strategically add dealership related real estate to our portfolio and to make improvements to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)

Same Stores	$6,626	(10.8)%	$7,428
Transactions	134		138

Total	$6,760	(10.7)%	$7,566

Memo:
Manufacturer’s assistance	$6,210	18.6%	$5,235

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR (or Prime rate in some cases) plus a spread. We utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of March 31, 2011, we had effective interest rate swaps with an aggregate notional amount of $350.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.2%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense.

Our Same Store floorplan interest expense decreased 10.8% or $0.8 million for the three months ended March 31, 2011, compared to the corresponding period of 2010. The decrease primarily reflects a 153 basis point decrease in our weighted average floorplan interest rates that is explained by the expiration of $250.0 million in aggregate notional value of interest rate swaps in December 2010 that were fixed at an average rate of 4.8%. As a partial offset, our weighted average floorplan borrowings outstanding increased by a $167.2 million between the respective periods.

Other Interest Expense, net

Other net interest expense consists of interest charges primarily on our Real Estate Debt, our Acquisition Line and our long-term debt, partially offset by interest income. For the three months ended March 31, 2011, other net interest expense increased $0.8 million, or 11.8%, to $7.9 million from $7.1 million for the same period in 2010. Our weighted average interest rates increased for the three months ended March 31, 2011 as compared to the same period in 2010, primarily related to our real estate related borrowings. In conjunction with the amendment and restatement of our Real Estate Credit Facility (“Mortgage Facility”) in the fourth quarter of 2010, we replaced borrowing capacity under the Mortgage Facility by entering into term loans with several of our manufacturer-affiliated finance partners that are at higher interest rates than the prior interest rates under the Mortgage Facility. This increase was partially offset by a reduction in interest expense attributable to our interest rate swaps, as well as an increase in our interest income during the first quarter of 2011.

Included in other interest expense for the three months ended March 31, 2011 and 2010 is non-cash, discount amortization expense of $2.2 million and $1.5 million, respectively, representing the impact of the accounting for convertible debt as required by Accounting Standards Codification 470. Based on the level of 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) outstanding, we anticipate that the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will be $12.3 million, which will be included in other interest expense, net.

Loss on Redemption of Debt

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

Provision for Income Taxes

Our provision for income taxes increased $4.1 million to $9.2 million for the three months ended March 31, 2011, from a provision of $5.1 million for the same period in 2010, primarily due to the increase of pretax book income. For the three months ended March 31, 2011, our effective tax rate decreased to 37.3% from 39.0% for the same period in 2010. This decrease was primarily due to the mix of our pretax income from the taxable state jurisdictions in which we operate, as well as a change in valuation allowances for certain state net operating losses that occurred during the three months ended March 31, 2011.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2011 will be approximately 39.0%.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the remainder of 2011. If economic and business conditions deteriorate further or if our capital expenditures or acquisition plans for 2011 change, we may need to access the private or public capital markets to obtain additional funding.

Cash on Hand.  As of March 31, 2011, our total cash on hand was $44.8 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $107.7 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net cash provided by (used in) operating activities	$54,455	$(20,082)
Net cash used in investing activities	(45,991)	(21,413)
Net cash provided by financing activities	16,378	56,522
Effect of exchange rate changes on cash	119	(76)

Net increase in cash and cash equivalents	$24,961	$14,951

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

Sources and Uses of Liquidity from Operating Activities

For the three months ended March 31, 2011, we generated $54.5 million in net cash flow from operating activities, primarily driven by $15.4 million in net income and $19.9 million in net changes in operating assets and liabilities, as well as significant non-cash adjustments related to depreciation and amortization of $6.5 million, deferred income taxes of $7.0 million, amortization of debt discounts and debt issue costs of $2.9 million and stock-based compensation of $2.7 million. Included in the net changes in operating assets and liabilities are cash inflows of $10.4 million from increases in accounts payable and accrued expenses, $7.3 million from decreases in accounts and notes receivables and $5.7 million from decreases in inventory levels. These cash inflows were partially offset by cash outflows of $3.6 million from increases of vehicles receivables and contracts-in-transit.

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

Working Capital.  At March 31, 2011, we had $115.7 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Sources and Uses of Liquidity from Investing Activities

During the first three months of 2011, we used $46.0 million for investing activities, primarily related to the acquisition of a Ford dealership in Houston, Texas and a Volkswagen dealership in Irving, Texas for a total of $35.0 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of the associated real estate. The vehicle inventory was subsequently financed through borrowing under the Ford Motor Credit Company Facility (the “FMCC Facility”) and our Floorplan Line, respectively. We also used $15.8 million during the first quarter of 2011 for purchases of property and equipment to construct new and improve existing facilities, consisting of $10.5 million for real estate to be used for existing dealership operations and $5.3 million for capital expenditures. These cash outflows were partially offset by $4.2 million in proceeds from the sale of property and equipment. Subsequent to March 31, 2011, we acquired a BMW/MINI dealership in El Paso, Texas, which is expected to generate $55.0 million in aggregate annual revenues.

During the first three months of 2010, we used $21.4 million for investing activities, primarily as a result of $21.7 million for dealership acquisitions, which primarily consisted of vehicle and parts inventory and related property, and $3.0 million for purchases of property and equipment to construct new and improve existing facilities. These cash outflows were partially offset by $2.9 million in proceeds from the sale of property and equipment during the first quarter of 2010.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. We forecast our capital expenditures for 2011 to be less than $50.0 million, generally funded from excess cash, and including $10.0 million for specific growth initiatives in our parts and service business.

Sources and Uses of Liquidity from Financing Activities

We generated $16.4 million in net cash inflows from financing activities during the three months ended March 31, 2011, primarily related to $20.5 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, which included a net cash inflow of $21.5 million due to a decrease in our floorplan offset account, partially offset by $2.6 million for dividend payments for the fourth quarter of 2010 to stockholders of record on March 1, 2011 and $2.0 million for principal payments of long-term debt related to real estate loans.

During the three months ended March 31, 2010, we had $56.5 million in net cash inflows from financing activities, primarily related to net proceeds of $100.0 million from the issuance of our 3.00% Notes, less $3.3 million in underwriters’ fees and debt issuance costs, $25.5 million from the sale of the associated 3.00% Warrants and $53.8 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, which included a net cash outflow of $13.8 million due to an increase in our floorplan offset account. These net proceeds were partially offset by $77.0 million for the repurchase of all of our outstanding 8.25% Notes, $39.9 million for the 3.00% Purchased Options and $2.6 million for principal payments on the Mortgage Facility.

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

Revolving Credit Facility.  Our Revolving Credit Facility, which is comprised of 20 financial institutions, including four manufacturer-affiliated finance companies, expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 87.5 basis points for new vehicle inventory and one-month LIBOR plus 97.5 basis points for used vehicle inventory. In addition, we pay a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on our leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the Revolving Credit Facility, we had $1.0 million of related unamortized costs, as of March 31, 2011, that are being amortized over the term of the facility.

As of March 31, 2011, after considering outstanding balances, we had $418.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $418.7 million available borrowings under the Floorplan Line is $107.7 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of March 31, 2011 and December 31, 2010, excluding the impact of the interest rate swaps. After considering $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $204.2 million of available borrowing capacity under the Acquisition Line as of March 31, 2011. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. As of March 31, 2011, we were in compliance with these covenants, including:

	As of March 31, 2011
	Required	Actual

Senior Secured Leverage Ratio	< 2.75	1.13
Total Leverage Ratio	< 4.50	3.16
Fixed Charge Coverage Ratio	> 1.25	1.78
Current Ratio	> 1.15	1.35

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future. Further, provisions of our Revolving Credit Facility require us to maintain financial ratios and a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that we may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude our foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009. As of March 31, 2011, the Amount Available for Restricted Payments was $189.2 million. However, the Mortgage Facility provides for a similar restricted payment basket and was more restrictive as of March 31, 2011.

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

Ford Motor Credit Company Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of March 31, 2011, we had an outstanding balance of $52.5 million, with an available floorplan capacity of $97.5 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of March 31, 2011, the interest rate on the FMCC Facility was 5.5%, before considering the applicable incentives.

Other Credit Facilities.  We finance the new, used and rental vehicle inventories related to our U.K. operations using a credit facility with BMW Financial Services. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of March 31, 2011, the interest rate charged on borrowings outstanding under this facility ranged from 1.5% to 4.5%.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of March 31, 2011, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 1.1% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of March 31, 2011:

	As of March 31, 2011
	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)

Floorplan Line(1)	$1,000,000	$581,319	$418,681
Acquisition Line(2)	350,000	17,250	204,201

Total Revolving Credit Facility	1,350,000	598,569	622,882
FMCC Facility	150,000	52,536	97,464

Total Credit Facilities(3)	$1,500,000	$651,105	$720,346

(1)	The available balance at March 31, 2011, includes $107.7 million of immediately available funds.

(2)	The outstanding balance of $17.3 million at March 31, 2011 is related to outstanding letters of credit. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility which totaled $221.5 million at March 31, 2011.

(3)	Outstanding balance excludes $50.3 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Real Estate Credit Facility.  On December 29, 2010, we amended and restated the $235.0 million five-year real estate credit facility with Bank of America, N.A. and Comerica Bank, the two remaining participants in the facility. As amended and restated, the Mortgage Facility is no longer a revolving credit facility. Rather, it provides for $42.6 million of term loans, with the right to expand to $75.0 million of term loans provided that: (i) no default or event of default exists under the Mortgage Facility; (ii) we obtain commitments from the lenders who would qualify as assignees for such increased amounts; and (iii) certain other agreed upon terms and conditions have been satisfied. The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Mortgage Facility.

The interest rate is now equal to (i) the per annum rate equal to one-month LIBOR plus 3.00% per annum, determined on the first day of each month, or (ii) 1.95% per annum in excess of the higher of (a) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (b) the Federal Funds Rate adjusted daily, plus 0.5% or (c) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding beginning in April 2011 and are required to repay the aggregate principal amount outstanding on the maturity date, which is defined as the earliest of (1) December 29, 2015 or (2) November 30, 2011, if the Revolving Credit Facility is not modified, renewed or refinanced on or before November 30, 2011 to extend the Revolving Credit Facility maturity date, or (3) the revised Revolving Credit Facility maturity date, if the Revolving Credit Facility is modified, renewed or refinanced to extend its maturity date. During the three months ended March 31, 2011, we made no principal payments on outstanding borrowings from the Mortgage Facility. As of March 31, 2011, borrowings under the amended and restated Mortgage Facility totaled $42.6 million, all of which was recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet. Prior to November 30, 2011, we plan to amend our Revolving Credit Facility, currently scheduled to mature in 2012, to extend its maturity past December 29, 2015. As such, borrowings under the amended and restated Mortgage Facility will continue to be presented as a current liability in our Consolidated Balance Sheet until the maturity date of our Revolving Credit Facility has been modified.

The Mortgage Facility also contains usual and customary provisions limiting our ability to engage in certain transactions, including limitations on our ability to incur additional debt, additional liens, make investments, and pay distributions to our stockholders. Additionally, we are limited under the terms of the Mortgage Facility and our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss (“the Mortgage Facility Restricted Payment Basket”). As of March 31, 2011, the Mortgage Facility Restricted Payment basket was $107.3 million and will increase in the future periods by 50.0% of our cumulative net income or loss (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises and decreases by subsequent payments for cash dividends and share repurchases. As amended, the Mortgage Facility defines certain covenants, including financial ratios that must be complied with, including: total funded lease adjusted indebtedness to proforma EBITDAR ratio, fixed charge coverage ratio, and current ratio. For covenant calculation purposes, EBITDAR is defined as earnings before non-floorplan interest expense, taxes, depreciation and amortization and rent expense. EBITDAR also includes interest income and is further adjusted for certain non-cash income charges. As of March 31, 2011, we were in compliance with all of these covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

	As of March 31, 2011
	Required	Actual

Total Funded Lease Adjusted Indebtedness to Proforma EBITDAR	< 5.75	4.15
Fixed Charge Coverage Ratio	> 1.35	2.04
Current Ratio	> 1.10	1.42

Real Estate Related Debt.  In addition to the amended and restated Mortgage Facility, we entered into separate term loans in 2010, totaling $146.0 million, with three of our manufacturer-affiliated finance partners — Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”) and BMW Financial Services NA, LLC (“BMWFS”) (collectively, the “Real Estate Notes”). We used $116.4 million of these borrowings to refinance a portion of our Mortgage Facility and the remaining amount to finance owned or purchased real estate to be utilized in existing dealership operations. The Real Estate Notes may be expanded, are on specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.62% and 5.47%, and at variable rates of three-month LIBOR plus between 3.15% and 3.35% per annum. During the first three months of 2011, the loan agreements with TMCC were amended to also be cross-defaulted with the Revolving Credit Facility.

Dividends.  The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.

Further, we are limited under the terms of the Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss (“the Mortgage Facility Restricted Payment Basket”). As of March 31, 2011, the Mortgage Facility Restricted Payment Basket was $107.3 million and will increase in the future periods by 50.0% of our cumulative net income (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

Stock Issuances.  No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For dilutive earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for earnings per share purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of March 31, 2011, changes in the average price of our common stock will impact the share settlement of 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

	Net Shares Issuable	Share Entitlement	Shares		Potential
Company	Under the 3.00%	Under the Purchased	Issuable Under	Net Shares	Dilutive
Stock Price	Notes	Options	the Warrants	Issuable	Shares
(Shares in thousands)

$37.50	—	—	—	—	—
$40.00	119	(119)	—	—	119
$42.50	288	(288)	—	—	288
$45.00	438	(438)	—	—	438
$47.50	573	(573)	—	—	573
$50.00	694	(694)	—	—	694
$52.50	804	(804)	—	—	804
$55.00	903	(903)	—	—	903
$57.50	994	(994)	55	55	1,049
$60.00	1,077	(1,077)	177	177	1,254
$62.50	1,154	(1,154)	290	290	1,444
$65.00	1,225	(1,225)	394	394	1,619
$67.50	1,290	(1,290)	490	490	1,780
$70.00	1,351	(1,351)	580	580	1,931
$72.50	1,408	(1,408)	663	663	2,071
$75.00	1,461	(1,461)	741	741	2,202
$77.50	1,510	(1,510)	813	813	2,323
$80.00	1,557	(1,557)	882	882	2,439
$82.50	1,600	(1,600)	946	946	2,546
$85.00	1,541	(1,541)	1,006	1,006	2,547
$87.50	1,680	(1,680)	1,063	1,063	2,743
$90.00	1,716	(1,716)	1,116	1,116	2,832
$92.50	1,751	(1,751)	1,167	1,167	2,918
$95.00	1,783	(1,783)	1,215	1,215	2,998
$97.50	1,815	(1,815)	1,261	1,261	3,076
$100.00	1,844	(1,844)	1,304	1,304	3,148

Stock Repurchases.  From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In July 2010, our Board of Directors authorized the repurchase of up to $25.0 million of our common shares. As of March 31, 2011, $7.5 million of the repurchase authorization has been utilized, leaving $17.5 million of authorized repurchases available. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates.  We have interest rate risk in our variable-rate debt obligations and interest rate swaps. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.

As of March 31, 2011, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes, totaled $182.8 million and $115.0 million, respectively, and had fair values of $185.5 million and $147.2 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $139.8 million and $75.1 million, respectively, at March 31, 2011.

As of March 31, 2011, we had $644.5 million of variable-rate floorplan borrowings outstanding and $42.6 million of variable-rate Mortgage Facility borrowings outstanding and $23.0 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount outstanding and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would result in an approximate $7.1 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would yield a net annual change of $3.6 million.

We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2011, we recognized $6.2 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 49.9% of our floorplan interest expense in the fourth quarter of 2008 to 91.9%, in the first quarter of 2011. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. In effect as of March 31, 2011, we held interest rate swaps with aggregate notional amounts of $350.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.2%. In addition, during 2011, we entered into four additional interest rate swaps with forward start dates beginning in August 2012 and expiration dates in August 2015. The aggregate notional value of these four forward-starting swaps is $100.0 million and the weighted average interest rate of these swaps is 2.8%. The hedge instruments are designed to convert floating-rate vehicle floorplan payables under our Revolving Credit Facility and variable-rate Mortgage Facility borrowings to fixed-rate debt. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The fair value of the interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contract. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of March 31, 2011, net unrealized losses, net of income taxes, totaled $9.1 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2011, all of our derivative contracts were determined to be effective, and no material ineffective portion was recognized in income during the period.

Foreign Currency Exchange Rates.  As of March 31, 2011, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pounds Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in the U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates versus the U.S. dollar would have resulted in a $7.5 million change to our revenues for the three months ended March 31, 2011.

Additional information about our market sensitive financial instruments was provided in our 2010 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part  I, Item 1, Financial Information, Notes to Consolidated Financial Statements, Note 12, “Commitments and Contingencies.”

Item 1A.	Risk Factors

Our success depends upon the continued viability and overall success of a limited number of manufacturers.

We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of a major vehicle manufacturer. Toyota/Scion/Lexus, Nissan/Infiniti, Honda/Acura, Ford, BMW/MINI, Mercedes-Benz, Chrysler and General Motors dealerships represented approximately 93.8% of our total new vehicle retail units sold in 2011. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and direct bill the manufacturer as opposed to invoicing the customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers, as well as for vehicle incentives. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects. In 2008 and 2009, vehicle manufacturers and in particular domestic manufacturers, were adversely impacted by the unfavorable economic conditions in the U.S. In March 2011, the natural disasters in Japan adversely affected certain vehicle manufacturers and many of the parts suppliers on which they depend by temporarily restricting the manufacturers’ ability to supply new vehicles and related parts. The resulting impact on our profitability cannot be quantified at this time.

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

Notwithstanding the matters discussed above, there has been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2010 Form 10-K. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

In March of 2011, the earthquake and tsunami in Japan adversely affected certain vehicle manufacturers and a number of parts suppliers on which they depend. Manufacturers, including Toyota, Nissan and Honda, have estimated that the shortage of a few parts that are critical to vehicle production will limit supply of new vehicles in the near term. In response, these manufacturers have taken action to adjust production schedules. At this time, the resulting impact on our operations and profitability cannot be reasonably estimated.

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

Item 6.	Exhibits

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.1*	—	Group 1 Automotive, Inc. 2011 Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 14, 2011)
10	.2*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2011 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2010)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date: April 27, 2011

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10	.1*	—	Group 1 Automotive, Inc. 2011 Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 14, 2011)
10	.2*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2011 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2010)
31	.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1†	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2†	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith

*	Management contract or compensatory plan or arrangement