Form 10-Q
period 2011-06-30
GROUP 1 AUTOMOTIVE INC
filed 2011-07-27
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of July 22, 2011, the registrant had 23,641,829 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,285	$19,843
Contracts-in-transit and vehicle receivables, net	105,835	113,846
Accounts and notes receivable, net	71,504	75,623
Inventories	779,679	777,771
Deferred income taxes	15,690	14,819
Prepaid expenses and other current assets	10,615	17,332

Total current assets	995,608	1,019,234

PROPERTY AND EQUIPMENT, net	550,134	506,288
GOODWILL	526,651	507,962
INTANGIBLE FRANCHISE RIGHTS	166,866	158,694
OTHER ASSETS	8,618	9,786

Total assets	$2,247,877	$2,201,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$503,072	$560,840
Floorplan notes payable — manufacturer affiliates	136,049	103,345
Current maturities of long-term debt	12,874	53,189
Current liabilities from interest rate risk management activities	815	1,098
Accounts payable	109,079	92,799
Accrued expenses	95,332	83,663

Total current liabilities	857,221	894,934

LONG-TERM DEBT, net of current maturities	453,717	412,950
DEFERRED INCOME TAXES	70,884	58,970
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	16,381	16,426
OTHER LIABILITIES	33,436	31,036
DEFERRED REVENUES	2,332	3,280
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,205 and 26,096 issued, respectively	262	261
Additional paid-in capital	367,303	363,966
Retained earnings	554,640	519,843
Accumulated other comprehensive loss	(17,155)	(18,755)
Treasury stock, at cost; 2,574 and 2,303 shares, respectively	(91,144)	(80,947)

Total stockholders’ equity	813,906	784,368

Total liabilities and stockholders’ equity	$2,247,877	$2,201,964

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited, in thousands, except per share amounts)

REVENUES:
New vehicle retail sales	$809,881	$785,851	$1,594,595	$1,431,972
Used vehicle retail sales	353,047	340,142	676,494	619,751
Used vehicle wholesale sales	60,607	55,678	122,558	98,190
Parts and service sales	204,091	194,063	399,041	379,498
Finance, insurance and other, net	46,519	42,775	90,759	80,251

Total revenues	1,474,145	1,418,509	2,883,447	2,609,662
COST OF SALES:
New vehicle retail sales	755,617	740,740	1,497,559	1,347,487
Used vehicle retail sales	318,499	307,596	613,046	560,768
Used vehicle wholesale sales	58,940	54,558	118,397	95,407
Parts and service sales	96,878	88,963	188,459	174,827

Total cost of sales	1,229,934	1,191,857	2,417,461	2,178,489

GROSS PROFIT	244,211	226,652	465,986	431,173
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	183,051	182,465	358,935	348,871
DEPRECIATION AND AMORTIZATION EXPENSE	6,581	6,679	13,036	13,164
ASSET IMPAIRMENTS	142	1,482	364	1,482

INCOME FROM OPERATIONS	54,437	36,026	93,651	67,656
OTHER EXPENSE:
Floorplan interest expense	(6,521)	(8,633)	(13,281)	(16,199)
Other interest expense, net	(8,225)	(6,267)	(16,167)	(13,371)
Loss on redemption of long-term debt	—	—	—	(3,872)

INCOME BEFORE INCOME TAXES	39,691	21,126	64,203	34,214
PROVISION FOR INCOME TAXES	(15,008)	(8,357)	(24,158)	(13,464)

NET INCOME	$24,683	$12,769	$40,045	$20,750

BASIC EARNINGS PER SHARE	$1.10	$0.55	$1.78	$0.90
Weighted average common shares outstanding	22,533	23,084	22,558	23,110
DILUTED EARNINGS PER SHARE	$1.06	$0.54	$1.72	$0.88
Weighted average common shares outstanding	23,183	23,638	23,223	23,663
CASH DIVIDENDS PER COMMON SHARE	$0.11	$—	$0.22	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited, in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,045	$20,750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,036	13,164
Deferred income taxes	14,110	12,162
Asset Impairments	364	1,482
Stock-based compensation	5,558	5,176
Amortization of debt discount and issue costs	5,848	3,957
Loss on redemption of long-term debt	—	3,872
(Gain) loss on disposition of assets	(786)	4,452
Tax effect from stock-based compensation	(471)	1,105
Other	369	(667)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	24,890	15,699
Accounts and notes receivable	3,963	(6,319)
Inventories	52,803	(94,377)
Contracts-in-transit and vehicle receivables	8,127	(24,781)
Prepaid expenses and other assets	1,022	1,794
Floorplan notes payable — manufacturer affiliates	32,444	(12,577)
Deferred revenues	(948)	(943)

Net cash provided by (used in) operating activities	200,374	(56,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(109,934)	(34,624)
Proceeds from disposition of franchises, property and equipment	5,174	38,256
Purchases of property and equipment, including real estate	(23,472)	(13,676)
Other	756	946

Net cash used in investing activities	(127,476)	(9,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	2,443,288	2,348,323
Repayments on credit facility — Floorplan Line	(2,501,056)	(2,236,854)
Principal payments on mortgage facility	(532)	(29,193)
Proceeds from issuance of 3.00% Convertible Notes	—	115,000
Debt issue costs	—	(3,959)
Purchase of equity calls	—	(45,939)
Sale of equity warrants	—	29,309
Redemption of other long-term debt	—	(77,011)
Borrowings of other long-term debt	79	4,910
Principal payments of long-term debt related to real estate loans	(3,793)	(1,664)
Principal payments of other long-term debt	(1,652)	(277)
Repurchases of common stock, amounts based on settlement date	(14,009)	(19,243)
Proceeds from issuance of common stock to benefit plans	1,899	1,733
Tax effect from stock-based compensation	471	(1,105)
Dividends paid	(5,248)	—

Net cash provided by (used in) financing activities	(80,553)	84,030

EFFECT OF EXCHANGE RATE CHANGES ON CASH	97	84

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,558)	18,965
CASH AND CASH EQUIVALENTS, beginning of period	19,843	13,221

CASH AND CASH EQUIVALENTS, end of period	$12,285	$32,186

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive
					Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	on Interest	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
					(Unaudited, in thousands)

BALANCE, December 31, 2010	26,096	$261	$363,966	$519,843	$(10,953)	$50	$(7,852)	$(80,947)	$784,368
Comprehensive income:
Net income	—	—	—	40,045	—	—	—	—	40,045
Interest rate swap adjustment, net of tax provision of $188	—	—	—	—	314	—	—	—	314
Unrealized loss on investments, net of tax benefit of $7	—	—	—	—	—	(11)	—	—	(11)
Unrealized gain on currency translation	—	—	—	—	—	—	1,297	—	1,297

Total comprehensive income	—								41,645
Purchases of treasury stock	—	—	—	—	—	—	—	(14,009)	(14,009)
Issuance of common and treasury shares to employee benefit plans	(122)	(1)	(4,665)	—	—	—	—	3,812	(854)
Proceeds from sales of common stock under employee benefit plans	49	1	1,899	—	—	—	—	—	1,900
Issuance of restricted stock	257	2	(2)	—	—	—	—	—	—
Forfeiture of restricted stock	(75)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	5,558	—	—	—	—	—	5,558
Tax effect from options exercised and the vesting of restricted shares	—	—	546	—	—	—	—	—	546
Cash dividends	—	—	—	(5,248)	—	—	—	—	(5,248)

BALANCE, June 30, 2011	26,205	$262	$367,303	$554,640	$(10,639)	$39	$(6,555)	$(91,144)	$813,906

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL INFORMATION

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

As of June 30, 2011, the Company’s U.S. retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), (ii) the Central (47 dealerships in Kansas, Oklahoma and Texas) and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s five dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team. Effective July 1, 2011, the Company consolidated its regional structure in the U.S. from three into two regions by combining the Central region and the Western region to form the West region.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

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

Goodwill

The Company defines its reporting units as each of its three regions in the U.S. and the U.K. Effective with the consolidation of the three U.S. regions into two as of July 1, 2011, the Company’s defined reporting units will change accordingly. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of the Company’s regions as of October 31st, the Company performs a fair value and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).

In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value, which is calculated by using unobservable inputs based upon the Company’s internally developed assumptions (i.e., Level 3 valuation hierarchy inputs). This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, an impairment charge equal to the difference is recorded.

At June 30, 2011, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. The Company evaluates these franchise rights for impairment annually in the fourth quarter, based on the carrying values of the Company’s individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.

In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method, discounted cash flow model, or income approach, specifically the excess earnings method. This income approach for measuring fair value of each individual franchise right involved unobservable inputs based upon the Company’s internally developed assumptions (i.e., Level 3 valuation hierarchy inputs). During the three months ended June 30, 2011, the Company did not identify an impairment indicator relative to its capitalized value of intangible franchise rights and, therefore, no impairment evaluation was required.

3.	ACQUISITIONS AND DISPOSITIONS

During the first six months of 2011, the Company acquired one Ford dealership located in Houston, Texas and one Volkswagen dealership located in Irving, Texas. In addition, the Company acquired one BMW/MINI dealership, one Ford dealership, and one Buick/GMC dealership, all located in El Paso, Texas. Consideration paid for these dealerships totaled $109.9 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory was subsequently financed through borrowings under the FMCC Facility and the Floorplan Line, as defined in Note 9. In addition, during the six months ended June 30, 2011, the Company sold one of its non-operational dealership facilities that qualified as a held-for-sale asset as of December 31, 2010 for $4.1 million with no gain or loss recognized by the Company related to this sale. The carrying value of this non-operational dealership facility was classified in Other Current Assets in the accompanying Consolidated Balance Sheet at December 31, 2010.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first six months of 2010, the Company was awarded two Sprinter franchises located in two separate Mercedes-Benz stores in Georgia and New York. The Company also acquired two BMW/MINI dealerships in the Southeast region of the U.K., a Toyota/Scion dealership and an Audi dealership located in South Carolina. Consideration paid for these dealerships totaled $34.6 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of the associated real estate. The vehicle inventory was subsequently financed through borrowings under either the Company’s credit facility with BMW Financial Services or the Floorplan Line. In addition, the Company disposed of real estate holdings of non- operating facilities in Texas and Massachusetts and a Ford-Lincoln-Mercury dealership in Florida during the six months ended June 30, 2010.

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

The Company presents the fair value of all derivatives on its Consolidated Balance Sheets. The Company measures its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year rate according to Standard and Poor’s. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the hierarchy framework as described by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.

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

As of June 30, 2011, the Company held interest rate swaps in effect of $350.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.2%. Of this total notional value, $50.0 million expire in 2011, $250.0 million expire in 2012, and $50.0 million expire in 2015. At June 30, 2011, all of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s derivative contracts were determined to be effective. For the three and six months ended June 30, 2011, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $3.2 million and $6.5 million, respectively; for the three and six months ended June 2010, the impact of these interest rate hedges increased floorplan interest expense by $5.3 million and $10.4 million, respectively. Total floorplan interest expense was $6.5 million and $8.6 million for the three months ended June 30, 2011 and 2010, respectively, and $13.3 million and $16.2 million for the six months ended June 30, 2011 and 2010, respectively.

In addition to the $350.0 million of swaps in effect as of June 30, 2011, the Company entered into 14 additional interest rate swaps during the six months ended June 30, 2011 with forward start dates in either August 2012 or December 2012 and expiration dates in August 2015, December 2016 or December 2017. The aggregate notional value of these 14 forward-starting swaps is $375.0 million and the weighted average interest rate of these swaps is 2.8%.

As of June 30, 2011 and December 31, 2010, the Company reflected liabilities from interest risk management activities of $17.2 million and $17.5 million, respectively, in its Consolidated Balance Sheets, of which a portion with expiration dates less than one year was classified as a current liability. In addition, as of June 30, 2011, the Company reflected assets from interest rate risk management activities of $0.2 million in its consolidated Balance Sheet. Included in accumulated other comprehensive loss at June 30, 2011 and 2010 were unrealized losses, net of income taxes, totaling $10.6 million and $16.7 million, respectively, related to these hedges.

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for either the six months ended June 30, 2011 or 2010, respectively.

	Amount of Unrealized Gain, Net of Tax, Recognized in OCI
Derivatives in	Six Months Ended June 30,
Cash Flow Hedging Relationship	2011	2010
	(In thousands)

Interest rate swap contracts	$314	$2,382

	Amount of Loss Reclassified from OCI into Statements of Operations
Location of Loss Reclassified from OCI	Six Months Ended June 30,
into Statements of Operations	2011	2010
	(In thousands)

Floorplan interest expense	$(6,476)	$(10,367)
Other interest expense	(445)	(1,868)

The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $12.0 million.

5.	STOCK-BASED COMPENSATION PLANS

The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its Employee Stock Purchase Plan, as amended.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Long Term Incentive Plan

The “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan” (the “Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan to 7.5 million for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (1) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant, and (2) stock appreciation rights, restricted stock, performance awards, and bonus stock, each at the market price of the Company’s stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding option awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period for the entire award. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual or expected forfeitures differ from the previous estimate. As of June 30, 2011, there were 1,331,642 shares available under the Incentive Plan for future grants of these awards.

Stock Option Awards

No stock option awards have been granted since November 2005. The following table summarizes the Company’s outstanding stock options as of June 30, 2011 and the changes during the six months then ended:

		Weighted
		Average
	Number	Exercise Price

Options outstanding, December 31, 2010	68,908	$33.11
Granted	—	—
Exercised	(15,905)	24.65
Forfeited	—	—
Options outstanding, June 30, 2011	53,003	35.64

Options vested at June 30, 2011	53,003	35.64

Options exercisable at June 30, 2011	53,003	$35.64

Restricted Stock Awards

In 2005, the Company began granting to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units pursuant to the Incentive Plan. In November 2006, the Company began granting to certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards are considered outstanding at the date of grant but are subject to forfeiture provisions for periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. Performance awards are considered outstanding at the date of grant and have forfeiture provisions that lapse based on the passage of time and the achievement of certain performance criteria established by the Compensation Committee of the Board of Directors. In the event the employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of these awards as of June 30, 2011, along with the changes during the six months then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value

Nonvested at December 31, 2010	1,283,794	$23.57
Granted	257,436	40.57
Vested	(73,298)	26.55
Forfeited	(75,002)	26.35

Nonvested at June 30, 2011	1,392,930	$26.40

Employee Stock Purchase Plan

In September 1997, the Company adopted the “Group 1 Automotive, Inc. Employee Stock Purchase Plan as amended” (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee acquires shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2011, there were 891,465 shares remaining in reserve for future issuance under the Purchase Plan. During the six months ended June 30, 2011 and 2010, the Company issued 49,177 and 71,499 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $9.59 and $8.05 during the six months ended June 30, 2011 and 2010, respectively. The fair value of stock purchase rights is calculated using the quarter-end stock price, the value of the embedded call option and the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $2.8 million and $2.5 million for the three months ended June 30, 2011 and 2010, respectively, and $5.6 million and $5.2 million for the six months ended June 30, 2011 and 2010, respectively. Cash received from option exercises and Purchase Plan purchases was $1.9 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively. Additional paid-in capital was increased by $0.5 million and reduced by $1.1 million for the six months ended June 30, 2011 and 2010, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $1.5 million for both the six months ended June 30, 2011 and 2010, respectively.

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

Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted EPS is computed by including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net income	$24,683	$12,769	$40,045	$20,750
Weighted average basic shares outstanding	22,533	23,084	22,558	23,110
Dilutive effect of contingently Convertible 3.00% Notes	107	—	123	—
Dilutive effect of stock options, net of assumed repurchase of treasury stock	8	10	10	12
Dilutive effect of restricted stock and employee stock purchases, net of assumed repurchase of treasury stock	535	544	533	541

Weighted average dilutive shares outstanding	23,183	23,638	23,223	23,663

Earnings per share from:
Basic	$1.10	$0.55	$1.78	$0.90
Diluted	$1.06	$0.54	$1.72	$0.88

Any options with an exercise price in excess of the average market price of the Company’s common stock during each of the quarterly periods in the years presented are not considered when calculating the dilutive effect of stock options for the diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, the weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was 0.2 million.

The Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 10) and the 2.25% Warrants sold in connection with the 2.25% Notes. Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the dilutive shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended June 30, 2011 was less than $59.43, no net shares were included in the computation of diluted earnings per share for such period, as the impact would have been anti-dilutive.

In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 10) and the 3.00% Warrants sold in connection with the 3.00% Notes (the “3.00% Warrants”). Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the dilutive shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended June 30, 2011 was more than the conversion price in effect at the end of the period, the dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted earnings per share for such period. Refer to Note 10 for a description of the change to the conversion price, as a result of the Company’s decision to pay cash dividends during 2011.

7.	INCOME TAXES

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. attributable to its foreign subsidiaries. The effective income tax rate of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

37.8% of pretax income for the three months ended June 30, 2011 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state jurisdictions in which the Company operates.

For the six months ended June 30, 2011, the Company’s effective tax rate decreased to 37.6% from 39.4% for the same period in 2010. The change was primarily due to the mix of pretax income from the taxable state jurisdictions in which the Company operates, a change in valuation allowances for certain state net operating losses that occurred during the six months ended June 30, 2011 and an increase in federal employment tax credits.

As of June 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company did not incur any interest and penalties nor did it accrue any interest for the six months ended June 30, 2011.

Taxable years 2006 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

8.	PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following:

	Estimated
	Useful Lives	June 30,	December 31,
	in Years	2011	2010
		(Dollars in thousands)

Land	—	$198,850	$183,391
Buildings	30 to 40	266,399	241,355
Leasehold improvements	up to 30	81,539	68,808
Machinery and equipment	7 to 20	56,857	53,473
Furniture and fixtures	3 to 10	52,401	49,893
Company vehicles	3 to 5	9,295	9,182
Construction in progress	—	13,092	17,333

Total		678,433	623,435
Less accumulated depreciation and amortization		128,299	117,147

Property and equipment, net		$550,134	$506,288

During the six months ended June 30, 2011, the Company incurred $12.4 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the six months ended June 30, 2011 associated with existing dealership operations totaling $11.9 million. Also, in conjunction with the Company’s acquisition of five separate dealerships during the six months ended June 30, 2011, the Company acquired $29.2 million of real estate and other property and equipment.

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

The Company receives interest assistance from certain automobile manufacturers. Over the past three years, manufacturers’ interest assistance as a percentage of the Company’s total consolidated floorplan interest expense has ranged from 49.9% in the fourth quarter of 2008 to 91.9% for the first quarter of 2011. The Company records manufacturers’ interest assistance in cost of sales for new vehicle retail sales.

Revolving Credit Facility

Effective July 1, 2011, the Company amended and restated its revolving syndicated credit arrangement with 21 financial institutions including four manufacturer-affiliated finance companies (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility expires on June 1, 2016 and consists of two tranches: $1.1 billion for vehicle inventory floorplan financing (the “Amended Floorplan Line”) and $250.0 million for working capital, including acquisitions (the “Amended Acquisition Line”). Up to half of the Amended Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Amended Floorplan Line and maximum of $250.0 million for the Amended Acquisition Line. The Amended Revolving Credit Facility can be expanded to its maximum commitment of $1.60 billion, subject to participating lender approval. The Amended Floorplan Line bears interest at rates equal to one-month LIBOR plus 150 basis points for new vehicle inventory and one-month LIBOR plus 175 basis points for used vehicle inventory. The Amended Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Amended Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Amended Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s leverage ratio, on the unused portion and from 0.05% to 0.25% per annum, depending on the Company’s leverage ratio, for certain unused portions under $100.0 million.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Amended Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Amended Revolving Credit Facility restricts the Company’s ability to make certain payments (such as dividends or other distributions of assets, properties, cash, rights, obligations or securities) but excludes Restricted Payments. The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination. In the future, the amount of Restricted Payments allowed under the Amended Revolving Credit Facility will equal the Restricted Payments allowed under the Mortgage Facility.

As of June 30, 2011, the Revolving Credit Facility consisted of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line could be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches could be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Line. The Revolving Credit Facility could be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line accrued interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line accrued interest at rates equal to one-month LIBOR plus 87.5 basis points for new vehicle inventory and one-month LIBOR plus 97.5 basis points for used vehicle inventory. In addition, the Company paid a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carried a commitment fee ranged from 0.25% to 0.375% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line required a 0.20% commitment fee on the unused portion. In conjunction with the Revolving Credit Facility, the Company had $0.7 million of related unamortized costs as of June 30, 2011 that were being amortized over the term of the facility.

After considering outstanding balances of $503.1 million at June 30, 2011, the Company had $496.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $496.9 million available borrowings under the Floorplan Line was $134.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of June 30, 2011, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility were to be repaid upon the sale of the specific vehicle financed, and in no case was a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of June 30, 2011. After considering $17.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $230.6 million of available borrowing capacity under the Acquisition Line as of June 30, 2011. The amount of available borrowing capacity under the Acquisition Line was limited from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries were co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contained a number of significant covenants that, among other things, restricted the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. Under the Revolving Credit Facility, the Company was also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. Further, provisions of the Revolving Credit Facility required the Company to maintain financial ratios and a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limited the amount of disbursements (or “Restricted Payments”) that the Company could make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity was defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeded the Required Stockholders’ Equity was the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represented such amounts per the consolidated financial statements, adjusted to exclude the Company’s foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009 and was primarily codified in ASC 470. As of June 30, 2011, the Amount Available for Restricted Payments was $185.4 million. However, the Mortgage Facility (as defined in Note 10) provides for a similar restricted payment basket and was more restrictive as of June 30, 2011 (see discussion of the Mortgage Facility Restricted Payment Basket in Note 10).

As of June 30, 2011, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility were secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of June 30, 2011, the Company had an outstanding balance of $87.1 million with an available floorplan borrowing capacity of $62.9 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of June 30, 2011, the interest rate on the FMCC Facility was 5.5% before considering the applicable incentives.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for the financing of new, used and rental vehicle inventories related to its U.K. operations. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2011, the interest rates charged on borrowings outstanding under this facility ranged from 1.2% to 4.5%.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of June 30, 2011, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 2.5% to 6.8%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

10.	LONG-TERM DEBT

The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

2.25% Convertible Senior Notes due 2036 (principal of $182,753 at June 30, 2011 and December 31, 2010)	$141,505	$138,155
3.00% Convertible Senior Notes due 2020 (principal of $115,000 at June 30, 2011 and December 31, 2010)	75,850	74,365
Mortgage Facility	42,068	42,600
Other Real Estate Related and Long-Term Debt	166,452	170,291
Capital lease obligations related to real estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 8.94%	40,716	40,728

	466,591	466,139
Less current maturities of mortgage facility and other long-term debt	12,874	53,189

	$453,717	$412,950

2.25% Convertible Senior Notes

The Company’s outstanding 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”), which had a face value of $182.8 million, had a fair value based on quoted market prices of $185.6 million and $180.0 million as of June 30, 2011 and December 31, 2010, respectively. The Company determined the discount applicable to its

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.25% Notes using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.5% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.5%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 2.25% Notes and are being amortized to interest expense through 2016. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes.

As of June 30, 2011 and December 31, 2010, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$14,678	$15,855

Principal amount of 2.25% Notes	$182,753	$182,753

Unamortized discount	(39,693)	(42,916)
Unamortized underwriter fees	(1,555)	(1,682)

Net carrying amount of liability component	$141,505	$138,155

Net impact on retained earnings	$(39,383)	$(37,420)

Unamortized debt issuance cost	$62	$67

For the six months ended June 30, 2011 and 2010, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)

Year-to-date contractual interest expense	$2,056	$2,056
Year-to-date discount amortization	$3,140	$2,851
Effective interest rate of liability component	7.7%	7.7%

3.00% Convertible Senior Notes

The Company’s outstanding 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”), which had a face value of $115.0 million, had a fair value based on quoted market prices of $142.9 million and $143.3 million as of June 30, 2011 and December 31, 2010, respectively. The Company also determined the discount applicable to its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters of the 3.00% Notes for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 3.00% Notes and are being amortized to interest expense through 2020.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes. As of June 30, 2011 and December 31, 2010, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Carrying amount of equity component	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)

Total net equity component	$24,487	$24,487

Deferred income tax component	$13,475	$13,971

Principal amount of 3.00% Notes	$115,000	$115,000

Unamortized discount	(37,108)	(38,516)
Unamortized underwriter fees	(2,042)	(2,119)

Net carrying amount of liability component	$75,850	$74,365

Net impact on retained earnings	$(2,028)	$(1,202)

Unamortized debt issuance cost	$301	$313

For the six months ended June 30, 2011 and 2010, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)

Year-to-date contractual interest expense	$1,725	$957
Year-to-date discount amortization	$1,322	$661
Effective interest rate of liability component	8.6%	8.6%

The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $49.8033 as of June 30, 2011); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture. Although none of the conversion features of the Company’s 3.00% Notes were triggered in the three months ended June 30, 2011, the if-converted value exceeded the principal amount of the 3.00% Notes by $9.8 million as of June 30, 2011.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2011, the conversion rate was 26.1058 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $38.31 per share, which was reduced during the second quarter of 2011 as the result of the Company’s decision to pay a cash dividend of $0.11 per share of common stock for the first quarter of 2011 to holders of record on June 1, 2011. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

As of June 30, 2011, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was $56.29 due to the Company’s decision to pay a cash dividend of $0.11 per share of common stock for the first quarter of 2011 to holders of record on June 1, 2011. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to purchase a total of 3.0 million shares of its common stock at a purchase price of $38.31 per share, the conversion price, as of June 30, 2011. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payments of cash dividends).

Real Estate Credit Facility

On December 29, 2010, the Company amended and restated its $235.0 million five-year real estate credit facility with Bank of America, N.A. and Comerica Bank. As amended and restated, the Real Estate Credit Facility (the “Mortgage Facility”) provides for $42.6 million of term loans with the right to expand to $75.0 million provided that (i) no default or event of default exists under the Mortgage Facility; (ii) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (iii) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the relevant real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized $0.9 million of debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility.

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

The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding, which began in April 2011, and is required to repay the aggregate principal amount outstanding on the maturity date December 29, 2015. During the six months ended June 30, 2011, the Company made a principal payment of $0.5 million on outstanding borrowings from the Mortgage Facility. As of June 30, 2011, borrowings under the amended and restated Mortgage Facility totaled $42.1 million, with $2.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.

The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. As amended, the Mortgage Facility contains certain covenants, including financial ratios that must be complied with, including: fixed charge coverage ratio, total funded lease adjusted indebtedness to proforma EBITDAR ratio, and current ratio. For covenant calculation

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes, EBITDAR is defined as earnings before non-floorplan interest expense, taxes, depreciation and amortization and rent expense. EBITDAR also includes interest income and is further adjusted for certain non-cash income charges. Additionally, the Company is limited under the terms of the Mortgage Facility in its ability to make cash dividend payments to its stockholders and to repurchase shares of its outstanding common stock, based primarily on the quarterly net income or loss of the Company (the “Mortgage Facility Restricted Payment Basket”). As of June 30, 2011, the Mortgage Facility Restricted Payment Basket was $105.1 million and will increase in the future periods by 50.0% of the Company’s cumulative net income (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases. As of June 30, 2011, the Company was in compliance with all of these covenants. Based upon current operating and financial projections, the Company believes that it will remain compliant with such covenants in the future.

Real Estate Related Debt

In addition to the amended and restated Mortgage Facility, the Company entered into separate term loans in 2010, totaling $146.0 million, with three of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”) and BMW Financial Services NA, LLC (“BMWFS”) (collectively, the “Real Estate Notes”). The Company used $116.4 million of these borrowings to refinance a portion of its Mortgage Facility and the remaining amount to finance owned or purchased real estate to be utilized in existing dealership operations. The Real Estate Notes may be expanded, are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.62% and 5.47%, and at variable rates of three-month LIBOR plus between 3.15% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $1.2 million of which are still unamortized as of June 30, 2011.

The loan agreements with TMCC consist of four term loans. As of June 30, 2011, $27.1 million remained outstanding with $0.5 million classified as current and the remainder in long-term debt. The maturity dates vary from two to seven years and provide for monthly payments based on a 20-year amortization schedule. These four loans are cross-collateralized and cross-defaulted with each other. During the first three months of 2011, the loan agreements were amended to also be cross-defaulted with the Revolving Credit Facility.

The loan agreements with MBFS consist of three term loans. As of June 30, 2011, $49.4 million remained outstanding with $1.5 million classified as current and the remainder in long-term debt. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other. They are also cross-defaulted with the Revolving Credit Facility.

The loan agreements with BMWFS consist of twelve term loans. As of June 30, 2011, $66.7 million remained outstanding with $3.1 million classified as current and the remainder in long-term debt. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of seven years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These twelve loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.

On July 6, 2011, the Company entered into another loan agreement with BMWFS for $5.4 million. The loan agreement matures in seven years and is subject to certain financial covenants such as capital expenditures related to the real estate being purchased. The loan agreement is also cross-collateralized and cross-defaulted with the other BMWFS loans mentioned in the preceding paragraph and the Revolving Credit Facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2008, the Company executed a note agreement with a third-party financial institution for an aggregate principal amount of £10.0 million (the “Foreign Note”), which is secured by the Company’s foreign subsidiary properties. The Foreign Note is being repaid in monthly installments which began in March 2010 and matures in August 2018. As of June 30, 2011, borrowings under the Foreign Note totaled $13.5 million, with $1.9 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

11.	FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (the “Fair Value Measurements Topic”) defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; requires disclosure of the extent to which fair value is used to measure financial and non-financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date; establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

The Company designates its investments in marketable securities and debt instruments as available-for-sale, measures them at fair value and classifies them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. The Company maintains multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and banker’s acceptances that have maturities of less than three months. The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the hierarchy framework.

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

The Company determined that its investments in marketable securities, debt instruments and interest rate derivative financial instruments met the criteria for disclosure within the Fair Value Measurements Topic. The respective fair values measured on a recurring basis as of June 30, 2011 and December 31, 2010, respectively, were as follows:

	As of June 30, 2011
	Level 1	Level 2	Total
	(In thousands)

Assets:
Marketable securities — money market	$925	$—	$925
Interest rate derivative financial instruments	—	173	173
Debt securities:
Demand obligations	—	358	358
Collateralized mortgage obligations	—	43	43
Corporate bonds	—	917	917
Municipal obligations	—	991	991
Mortgage backed	—	693	693

Total debt securities	—	3,002	3,002

Total	$925	$3,175	$4,100

Liabilities:
Interest rate derivative financial instruments	$—	$17,196	$17,196

Total	$—	$17,196	$17,196

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2010
	Level 1	Level 2	Total
	(In thousands)

Assets:
Marketable securities — money market	$1,695	$—	$1,695
Assets held-for-sale	—	5,575	5,575
Debt securities:
Demand obligations	—	680	680
Collateralized mortgage obligations	—	121	121
Corporate bonds	—	1,114	1,114
Municipal obligations	—	1,004	1,004
Mortgage backed	—	753	753

Total debt securities	—	3,672	3,672

Total	$1,695	$9,247	$10,942

Liabilities:
Interest rate derivative financial instruments	$—	$17,524	$17,524

Total	$—	$17,524	$17,524

12.	COMMITMENTS AND CONTINGENCIES

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $23.1 million as of June 30, 2011. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. The Company does not anticipate that the costs of such compliance will have a material adverse effect on its business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of its operations and the extensive legal and regulatory framework applicable to its business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. In addition, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, has the potential to increase the Company’s future annual employee health care costs. Further, new laws and regulations, particularly at the federal level, may be enacted, which could also have a materially adverse impact on its business. The Company does not have any material known environmental commitments or contingencies.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)

Net income	$24,683	$12,769	$40,045	$20,750
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(1,490)	1,745	314	2,382
Unrealized loss on investments	(4)	(12)	(11)	(24)
Unrealized gain (loss) on currency translation	(43)	126	1,297	(1,511)

Total comprehensive income	$23,146	$14,628	$41,645	$21,597

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•	the recent economic recession substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;

•	the future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control changes legislation, and unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;

•	our principal automobile manufacturers, especially Toyota, Ford, Daimler, Chrysler, Nissan, Honda, General Motors and BMW, because of financial distress, bankruptcy, natural disasters that disrupt production or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	restructuring by one or more of our principal manufactures, up to and including bankruptcy may cause us to suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;

•	requirements imposed on us by our manufacturers may require dispositions or limit our acquisitions and require us to increase the level of capital expenditures related to our dealership facilities;

•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;

•	our failure to achieve expected future cost savings or future costs being higher than we expect;

•	manufacturer quality issues may negatively impact vehicle sales and brand reputation;

•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;

•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;

•	foreign exchange controls and currency fluctuations;

•	new accounting standards could materially impact our reported earnings per share;

•	the inability to complete additional acquisitions or changes in the pace of acquisitions;

•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;

•	our loss of key personnel;

•	competition in our industry may impact our operations or our ability to complete additional acquisitions;

•	the failure to achieve expected sales volumes from our new franchises;

•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and

•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.

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

Overview

We are a leading operator in the automotive retail industry. As of June 30, 2011, we owned and operated 124 franchises, representing 29 brands of automobiles, at 100 dealership locations and 25 collision service centers in the United States of America (the “U.S.”) and ten franchises, representing two brands, at five dealerships and three collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used cars and light trucks, arrange related financing, sell vehicle service and insurance contracts, maintenance and repair services, and replacement parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of June 30, 2011, our U.S. retail network consisted of the following three regions (with the number of dealerships they comprised): (i) the Eastern (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina); (ii) the Central (47 dealerships in Kansas, Oklahoma and Texas); and (iii) the Western (11 dealerships in California). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team. Effective July 1, 2011, we consolidated our regional structure in the U.S. from three into two regions by combining the Central region and the Western region to form the West region.

Outlook

From September 2008 through most of 2009, the U.S. and global economies suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. Through much of 2010 and the first six months of 2011, economic trends have stabilized and consumer demand for new and used vehicles has shown improvement. According to industry experts, the average 2011 seasonally adjusted annual rate of sales (or “SAAR”) was 12.5 million units, compared to 11.1 million units a year ago. But given the depth of the downturn and current pace of recovery, a return to historically normalized industry selling levels will probably be extended.

In March of 2011, the earthquake and tsunami in Japan adversely affected certain vehicle manufacturers and a number of parts suppliers on which these manufacturers depend. Manufacturers, including Toyota, Nissan and Honda, which represented 61.6% of our new vehicle unit sales in 2010 and 57.0% of new vehicle unit sales for the six months ended June 30, 2011, have experienced a shortage of parts that are critical to vehicle production, limiting the supply of new vehicles and negatively impacting the volume of new vehicles sold during the three months ended June 30, 2011. We expect the inventory supply limitations in certain of these brands to persist in the near term.

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

We continue to closely scrutinize all planned capital spending and work closely with our manufacturer partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that 2011 capital spending will be less than $50.0 million, which includes about $10.0 million for specific growth initiatives in our parts and service business segment.

We remain committed to our growth-by-acquisition strategy, and with the prolonged nature of the anticipated economic recovery, we believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria. During the six months ended June 30, 2011, we completed the acquisitions of one Volkswagen dealership, one BMW/MINI dealership, two Ford dealerships, and one Buick/GMC dealership, which are expected to generate $340.0 million in aggregate annual revenues. We will continue to pursue dealership investment opportunities that we believe will add value for our Company and stockholders.

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

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income. In particular, the disruption in new vehicle production, for many of our import manufacturer partners resulting from the natural disasters in Japan earlier in 2011, may significantly alter these seasonal trends in the near term.

For the three months ended June 30, 2011, total revenues increased 3.9% from 2010 levels to $1.5 billion and gross profit improved 7.7% to $244.2 million. For the six months ended June 30, 2011, total revenues increased 10.5% from 2010 levels to $2.9 billion and gross profit improved 8.1% to $466.0 million. Operating income rose for the three and six months ended June 30, 2011 by 51.1% and 38.4%, respectively, from 2010 to $54.4 million and $93.7 million, respectively. Income before income taxes improved to $39.7 million for the second quarter of 2011, which was an 87.9% improvement over the same period from the prior year. For the first half of 2011, income before income taxes increased 87.7% to $64.2 million. For the three months ended June 30, 2011 and 2010, we realized net income of $24.7 million and $12.8 million, respectively, and diluted income per share of $1.06 and $0.54, respectively. For the six months ended June 30, 2011 and 2010, we realized net income of $40.0 million and $20.8 million, respectively, and diluted income per share of $1.72 and $0.88, respectively. Our net cash flow provided by operations was $200.4 million for the six months ended June 30, 2011, while our net cash flow used in operations was $56.1 million for the six months ended June 30, 2010.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Unit Sales
Retail Sales
New Vehicle	24,097	25,101	48,801	45,732
Used Vehicle	17,200	17,636	33,930	32,629

Total Retail Sales	41,297	42,737	82,731	78,361
Wholesale Sales	8,494	8,692	17,549	15,408

Total Vehicle Sales	49,791	51,429	100,280	93,769
Gross Margin
New Vehicle Retail Sales	6.7%	5.7%	6.1%	5.9%
Total Used Vehicle Sales	8.8%	8.5%	8.5%	8.6%
Parts and Service Sales	52.5%	54.2%	52.8%	53.9%
Total Gross Margin	16.6%	16.0%	16.2%	16.5%
SG&A(1) as a % of Gross Profit	75.0%	80.5%	77.0%	80.9%
Operating Margin	3.7%	2.5%	3.2%	2.6%
Pretax Margin	2.7%	1.5%	2.2%	1.3%
Finance and Insurance Revenues per Retail Unit Sold	$1,126	$1,001	$1,097	$1,024

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.

During the first half of 2011, the industry experienced an increase in the SAAR of new vehicle unit sales. This increase is primarily related to the stabilization of the U.S. economic conditions and a growing need to replace aged or scrapped vehicles. While SAAR is still low relative to the years immediately proceeding the recession, it has risen from an average of 11.1 million through the first six months of 2010 to 12.5 million in 2011. Our new vehicle retail sales revenues increased 11.4% for the six months ended June 30, 2011. We achieved this increase despite inventory shortages in our predominant import brands, caused by the natural disasters in Japan that occurred in March 2011. The improvement reflects higher new vehicle unit sales of 6.7%, as well as an increase in average selling price and an increase in our luxuxy brand mix. Our performance has outpaced the specific performances of most of the major brands we represent, though our overall sales increases lagged the industry results due primarily to our brand mix and inventory shortages in our import brands. New vehicle retail gross margin improved during the first half of 2011 by 20 basis points to 6.1%, reflecting brand and car/truck mix shifts, as well as the impact of constrained inventory levels.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The stabilizing economic environment that benefited new vehicle sales also supported improved used vehicle demand that positively impacted our used vehicle retail sales in comparison to our 2010 results. Retail used vehicle units sold increased 4.0% in the first half of 2011 compared to 2010 and our average selling price improved 5.0%, resulting in a 9.2% increase in retail used vehicle revenues. Used vehicle retail gross profits increased 7.6% for the six months ended June 30, 2011, while our used vehicle retail margin remained relatively flat at 9.4%, as compared to the same period in 2010. Further, the wholesale side of our business experienced increases in unit sales for the six months ended June 30, 2011, primarily as a result of a trend in trade-ins towards higher mileage units. Used vehicle wholesale gross profits for the six months ended June 30, 2011 increased 49.5%, benefiting from a general improvement in used vehicle values.

Our parts and service sales and gross profit increased by 5.1% and 2.9%, respectively, for the six months ended June 30, 2011 as compared to the same period in 2010, primarily driven by increases in our collision and wholesale parts businesses, as well as increases in warranty parts and service business and in our customer pay parts and service business. The improvement in our parts and service business is particularly noteworthy, given that the comparable period in 2010 was bolstered by two significant Toyota recall campaigns. Our parts and service margins declined for the three and six month periods in 2011 as compared to the same period in 2010 as growth in our collision and wholesale parts segments which are relatively lower margin segments, outpaced the growth in our customer-pay and warranty related parts and service segments. We also experienced declining margins in our warranty parts and service business, reflecting a return to more normalized levels as the Toyota recalls of 2010 consisted predominantly of labor services that generated higher margin than the corresponding parts.

Our consolidated finance and insurance income per retail unit sold (“PRU”) also increased through the second quarter of 2011 as compared to 2010, primarily driven by an increase in finance income per contract coupled with improvements in both our vehicle service contract penetration rates and income per contract.

Our total gross margin declined for the six months ended June 30, 2011 by 30 basis points to 16.2%, as a result of the shift in business mix towards the lower margin new and used vehicle businesses.

Our consolidated selling, general and administrative (“SG&A”) expenses increased in absolute dollars, but decreased as a percentage of gross profit by 390 basis points to 77.0% for the six months ended June 30, 2011 from the comparable period in 2010 reflecting ongoing cost control and the leverage on our cost structure that the higher revenues and gross profits provide.

The combination of all of these factors contributed to a 60 basis point increase in our operating margin to 3.2% for the six months ended June 30, 2011 over 2010 levels.

For the six months ended June 30, 2011, floorplan interest expense decreased 18.0% as compared to the same period in 2010, primarily due to a decline in weighted average floorplan interest rates that benefited from the expiration of $250.0 million of interest rate swaps at the end of December 2010. Other interest expense increased 20.9% for the six months ended June 30, 2011, primarily attributable to higher mortgage interest rates. As a result, our pretax margin for the six months ended June 30, 2011, increased 90 basis points to 2.2% as compared to 2010.

We address these items further, and other variances between the periods presented, in the ‘‘Results of Operations” section below.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (the “ASU 2011-04”). The amendments in ASU 2011-04 will provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders’ equity. In addition, the pronouncement will provide guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity’s use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We believe the adoption of this guidance will primarily affect certain disclosures related to fair value and will not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (the “ASU 2011-05”). This pronouncement will bring consistency to the way reporting entities disclose comprehensive income in their consolidated financial statements and related notes. ASU 2011-05 will no longer permit disclosure of comprehensive income in either the statement of shareholders’ equity or in a note to the consolidated financial statements. Instead, reporting entities will have two options for presenting comprehensive income. The first option presents comprehensive income in a single statement, which includes two components: net income and other comprehensive income. The second option allows the presentation of comprehensive income in two separate but consecutive statements: one for net income and the other for other comprehensive income. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption permitted. The new guidance will require retrospective application. We believe the adoption of this guidance will affect our presentation of comprehensive income and will not have a material impact on our consolidated financial position or results of operations.

Critical Accounting Policies and Accounting Estimates

The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S.

Refer to Note 2, “Summary of Significant Accounting Policies and Estimates,” in Item 1 for a discussion of certain critical accounting policies and estimates. Also, we disclosed certain critical accounting policies and estimates in our 2010 Annual Report on Form 10-K, and no significant changes have occurred since that time.

Results of Operations

The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2011 and 2010, of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”) and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three and six months ended June 30, 2011 as compared to 2010:

Total Same Store Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)
Revenues
New vehicle retail	$788,838	2.1%	$772,400	$1,551,402	10.3%	$1,406,784
Used vehicle retail	343,758	2.1%	336,540	654,721	6.8%	613,030
Used vehicle wholesale	59,445	9.6%	54,222	118,612	23.5%	96,048
Parts and Service	195,729	3.1%	189,790	384,507	3.7%	370,878
Finance, insurance and other	45,343	7.4%	42,214	88,846	12.3%	79,087

Total revenues	$1,433,113	2.7%	$1,395,166	$2,798,088	9.1%	$2,565,827
Cost of Sales
New vehicle retail	$735,848	1.1%	$727,899	$1,456,745	10.1%	$1,323,639
Used vehicle retail	310,157	1.9%	304,248	593,037	6.9%	554,536
Used vehicle wholesale	57,749	8.9%	53,022	114,438	22.8%	93,196
Parts and Service	91,475	5.5%	86,701	179,529	5.4%	170,257

Total cost of sales	$1,195,229	2.0%	$1,171,870	$2,343,749	9.4%	$2,141,628

Gross profit	$237,884	6.5%	$223,296	$454,339	7.1%	$424,199

Selling, general and administrative expenses	$178,138	2.9%	$173,177	$348,554	4.0%	$335,038
Depreciation and amortization expenses	$6,404	(0.0)%	$6,406	$12,630	0.4%	$12,581
Floorplan interest expense	$6,344	(25.3)%	$8,494	$12,970	(18.5)%	$15,923
Gross Margin
New Vehicle Retail	6.7%		5.8%	6.1%		5.9%
Used Vehicle	8.8%		8.6%	8.5%		8.7%
Parts and Service	53.3%		54.3%	53.3%		54.1%
Total Gross Margin	16.6%		16.0%	16.2%		16.5%
SG&A as a % of Gross Profit	74.9%		77.6%	76.7%		79.0%
Operating Margin	3.7%		3.1%	3.3%		3.0%
Finance and Insurance Revenues per Retail Unit Sold	$1,130	12.8%	$1,002	$1,107	8.1%	$1,024

The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three and six months ended June 30, 2011 and 2010.

New Vehicle Retail Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)

Retail Unit Sales
Same Stores	23,412	(5.3)%	24,717	47,380	5.3%	45,002
Transactions	685		384	1,421		730

Total	24,097	(4.0)%	25,101	48,801	6.7%	45,732
Retail Sales Revenues
Same Stores	$788,838	2.1%	$772,400	$1,551,402	10.3%	$1,406,784
Transactions	21,043		13,451	43,193		25,188

Total	$809,881	3.1%	$785,851	$1,594,595	11.4%	$1,431,972
Gross Profit
Same Stores	$52,990	19.1%	$44,501	$94,657	13.8%	$83,145
Transactions	1,274		610	2,379		1,340

Total	$54,264	20.3%	$45,111	$97,036	14.9%	$84,485
Gross Profit per Retail Unit Sold
Same Stores	$2,263	25.7%	$1,800	$1,998	8.1%	$1,848
Transactions	$1,860		$1,589	$1,674		$1,836
Total	$2,252	25.3%	$1,797	$1,988	7.6%	$1,847
Gross Margin
Same Stores	6.7%		5.8%	6.1%		5.9%
Transactions	6.1%		4.5%	5.5%		5.3%
Total	6.7%		5.7%	6.1%		5.9%

The stabilization of U.S. economic conditions and the increase in SAAR, as well as the focus that we have placed on improving our sales processes at our dealerships, led to increases in our Same Store new vehicle revenues of 2.1% and gross profits of 19.1% for the three months ended June 30, 2011. We managed these increases despite a 5.3% decline in our new vehicle retail units sold during the three months ended June 30, 2011 as compared to the corresponding period in 2010, primarily caused by inventory shortages in our import brands resulting from the natural disasters in Japan. In contrast to our import brands, we achieved increases in Same Store unit sales of 15.4% and 5.7% in our domestic and luxury categories, and in Same Store revenues of 16.4% and 10.3%, respectively. Our Same Store revenues PRU increased 7.8% to $33,694 in the second quarter of 2011, due primarily to a mix shift towards luxury brands, manufacturer price increases, and a mix shift to trucks from cars. In the second quarter of 2011, our Same Store retail new truck unit sales increased by 3.2% and our retail new car unit sales decreased by 11.1%, as compared with the same period in 2010. Although the impact of the natural disasters has temporarily constrained the supply of new vehicle inventory, primarily in our import brands, we anticipate that total industry-wide sales of new vehicles for 2011 as a whole will be higher than 2010 as the economy continues to recover. However, the level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict. Our Same Store gross profit PRU increased by 25.7% to $2,263, and, as a result, our Same Store gross margin grew 90 basis points from 5.8% in the second quarter of 2010 to 6.7% in 2011.

For the six months ended June 30, 2011, as compared to the corresponding period in 2010, Same Store new vehicle unit sales and revenues increased 5.3% and 10.3%, respectively. We achieved increases in Same Store unit sales of 25.2% and 8.1% in our domestic and luxury categories, respectively, partially offset by a decrease in Same Store unit sales of 0.7% in our import category. Our Same Store new vehicle retail revenues PRU improved 4.7% to $32,744 for the six months ended June 30, 2011. Gross profit PRU improved 8.1% to $1,998 in the second quarter of 2011 from $1,848 during the same period in 2010, and, as a result, our gross margin grew 20 basis points from 5.9% to 6.1% for the six months ended 2011, as compared to the same period in 2010.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010

Toyota	6,818	(22.5)%	8,792	15,062	(5.6)%	15,962
BMW	3,464	19.7	2,895	6,031	19.8	5,036
Nissan	3,070	(13.3)	3,541	6,548	(3.8)	6,809
Honda	2,718	(11.8)	3,083	5,881	3.6	5,678
Ford	1,786	4.3	1,713	3,515	12.0	3,138
Mercedes-Benz	1,535	10.7	1,387	2,843	11.5	2,549
General Motors	1,172	10.5	1,061	2,332	28.6	1,813
Chrysler	1,126	49.5	753	2,019	52.7	1,322
Other	1,723	15.5	1,492	3,149	16.8	2,695

Total	23,412	(5.3)%	24,717	47,380	5.3%	45,002

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended June 30, 2011 and 2010 was $5.9 million and $6.1 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turnover.

In effect as of June 30, 2011, we had interest rate swaps with an aggregate notional amount of $350.0 million, at a weighted average one-month London Inter Bank Offered Rate (“LIBOR”) of 4.2%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and further mitigating the impact of interest rate fluctuations. Over the past three years, manufacturers’ interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 49.9% in the fourth quarter of 2008 to 91.9% in the first quarter of 2011. For the quarter ended June 30, 2011, the floorplan assistance as a percentage of our consolidated interest expense was 90.3%.

We continue to aggressively manage the mix and overall level of our new vehicle inventory in response to the rapidly changing market conditions. Our consolidated days’ supply of new vehicle inventory remained relatively consistent at 60 days as of June 30, 2011 compared to 59 days at December 31, 2010.

Used Vehicle Retail Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)
Retail Unit Sales
Same Stores	16,716	(4.0)%	17,416	32,870	2.0%	32,212
Transactions	484		220	1,060		417

Total	17,200	(2.5)%	17,636	33,930	4.0%	32,629
Retail Sales Revenues
Same Stores	$343,758	2.1%	$336,540	$654,721	6.8%	$613,030
Transactions	9,289		3,602	21,773		6,721

Total	$353,047	3.8%	$340,142	$676,494	9.2%	$619,751
Gross Profit
Same Stores	$33,601	4.1%	$32,292	$61,684	5.5%	$58,494
Transactions	947		254	1,764		489

Total	$34,548	6.2%	$32,546	$63,448	7.6%	$58,983
Gross Profit per Retail
Unit Sold
Same Stores	$2,010	8.4%	$1,854	$1,877	3.4%	$1,816
Transactions	$1,957		$1,155	$1,664		$1,173
Total	$2,009	8.9%	$1,845	$1,870	3.4%	$1,808
Gross Margin
Same Stores	9.8%		9.6%	9.4%		9.5%
Transactions	10.2%		7.1%	8.1%		7.3%
Total	9.8%		9.6%	9.4%		9.5%

Used Vehicle Wholesale Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)
Wholesale Unit Sales
Same Stores	8,303	(2.7)%	8,532	16,988	12.1%	15,151
Transactions	191		160	561		257

Total	8,494	(2.3)%	8,692	17,549	13.9%	15,408
Wholesale Sales Revenues
Same Stores	$59,445	9.6%	$54,222	$118,612	23.5%	$96,048
Transactions	1,162		1,456	3,946		2,142

Total	$60,607	8.9%	$55,678	$122,558	24.8%	$98,190
Gross Profit
Same Stores	$1,696	41.3%	$1,200	$4,174	46.3%	$2,853
Transactions	(29)		(80)	(13)		(70)

Total	$1,667	48.8%	$1,120	$4,161	49.5%	$2,783
Gross Profit per
Wholesale Unit Sold
Same Stores	$204	44.7%	$141	$246	30.9%	$188
Transactions	$(152)		$(500)	$(23)		$(272)
Total	$196	51.9%	$129	$237	30.9%	$181
Gross Margin
Same Stores	2.9%		2.2%	3.5%		3.0%
Transactions	(2.5)%		(5.5)%	(0.3)%		(3.3)%
Total	2.8%		2.0%	3.4%		2.8%

Total Used Vehicle Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)
Used Vehicle Unit Sales
Same Stores	25,019	(3.6)%	25,948	49,858	5.3%	47,363
Transactions	675		380	1,621		674

Total	25,694	(2.4)%	26,328	51,479	7.2%	48,037
Sales Revenues
Same Stores	$403,203	3.2%	$390,762	$773,333	9.1%	$709,078
Transactions	10,451		5,058	25,719		8,863

Total	$413,654	4.5%	$395,820	$799,052	11.3%	$717,941
Gross Profit
Same Stores	$35,297	5.4%	$33,492	$65,858	7.4%	$61,347
Transactions	918		174	1,751		419

Total	$36,215	7.6%	$33,666	$67,609	9.5%	$61,766
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,411	9.3%	$1,291	$1,321	2.0%	$1,295
Transactions	$1,360		$458	$1,080		$622
Total	$1,409	10.2%	$1,279	$1,313	2.1%	$1,286
Gross Margin
Same Stores	8.8%		8.6%	8.5%		8.7%
Transactions	8.8%		3.4%	6.8%		4.7%
Total	8.8%		8.5%	8.5%		8.6%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. Despite inventory shortages during the second quarter of 2011 that resulted in a 4.0% decrease in Same Store used retail unit sales, our Same Store used retail revenues improved by 2.1%, as compared to the same period in 2010. Our average selling price PRU increased 6.4% in the three months ended June 30, 2011 to $20,565. For the six months ended June 30, 2011, our Same Store used retail revenue improved by 6.8% on a 2.0% increase in Same Store used retail unit sales as compared to the same period in 2010, primarily as a result of an increase in our average selling price PRU of 4.7% to $19,918.

Our certified pre-owned (“CPO”) volume decreased 6.7% to 5,807 units sold in the three months ended June 30, 2011 as compared to the same period of 2010, corresponding to the overall decrease in used retail volume. As a percentage of total retail sales, CPO units decreased 150 basis points to 33.8% of total used retail units for the three months ended June 30, 2011 as compared to the same period of 2010. CPO units sold represented 33.9% of total used retail units sold for the six months ended June 30, 2011, as compared to 34.4% for the same period in 2010.

Our continued focus on used vehicle sales and inventory management processes, as well as the general stabilization of the U.S. economy, continue to provide benefits to our used vehicle business. Specifically, during the second quarter of 2011, we realized increases in gross profit PRU of 8.4% to $2,010, as compared to the same period in 2010. And our Same Store used retail vehicle margins increased 20 basis points to 9.8%. For the six months ended June 30, 2011, gross profit per used retail unit increased 3.4%; while, our Same Store used retail vehicle margins remained virtually flat as compared to the same period in 2010.

The limited availability of quality used vehicles also impacted our wholesale used vehicle business during the second quarter of 2011. We sold 2.7% fewer wholesale units in the three months ended June 30, 2011 than we did last year. But, because of the limited availability of quality used vehicles, the price of vehicles sold at auction increased, leading to higher revenues and profits, on a year-over-year basis. We realized an increase in our wholesale used vehicles sales of 9.6% for the quarter ended June 30, 2011, a 44.7% increase in gross profit PRU and a 70 basis point improvement in wholesale used vehicle gross margin. We also achieved a 23.5% increase in wholesale used vehicle revenues for the six months ended June 30, 2011 on 12.1% more units, as compared to the same period in 2010. Assuming that the stabilization of used vehicle values continues and used vehicle supply catches up with demand, we would expect the wholesale gross profit per unit to return to more normal levels, closer to break-even.

Our days’ supply of used vehicle inventory was 33 days at June 30, 2011, which was up from December 31, 2010 levels of 31 days.

Parts and Service Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)
Parts and Service Revenues
Same Stores	$195,729	3.1%	$189,790	$384,507	3.7%	$370,878
Transactions	8,362		4,273	14,534		8,620

Total	$204,091	5.2%	$194,063	$399,041	5.1%	$379,498
Gross Profit
Same Stores	$104,254	1.1%	$103,089	$204,978	2.2%	$200,620
Transactions	2,959		2,011	5,604		4,051

Total	$107,213	2.0%	$105,100	$210,582	2.9%	$204,671
Gross Margin
Same Stores	53.3%		54.3%	53.3%		54.1%
Transactions	35.4%		47.1%	38.6%		47.0%
Total	52.5%		54.2%	52.8%		53.9%

Our Same Store parts and service revenues increased 3.1% for the three months ended June 30, 2011, driven by improvements in all segments of the business, but primarily a 10.6% increase in collision revenues and a 5.6% increase in wholesale parts sales. We also generated a 1.3% increase in customer-pay parts and service sales and a 0.9% increase in warranty parts and service revenues. Similarly, for the six months ended June 30, 2011, Same Store parts and service revenues increased 3.7%, as compared to the same period a year ago. The overall increase consisted of improvements in our wholesale parts business of 5.4%, our customer-pay parts and service revenues of 2.0%, our warranty parts and service revenues of 4.4% and our collision revenues of 6.4% as compared to the same period in 2010.

Our Same Store wholesale parts business benefited from an increase in business with second-tier collision centers and repair shops, which was stimulated by the stabilization in the economy, as well as the closure of surrounding dealerships. Our Same Store collision business increased for the three and six months ended June 30, 2011, as compared to the comparable period in 2010, benefiting from recent improvements in business processes, as well as the expansion of our collision center footprint.

In addition, the increase in Same Store customer-pay parts and service revenues for the three and six months ended June 30, 2011, as compared to prior periods, was primarily driven by initiatives focused on customers, products and processes that continue to build momentum and generate results. The increase in our Same Store warranty parts and service revenue for the first half of 2011, as compared to the corresponding period in 2010, was driven primarily by increases in BMW and Lexus recall activity partially offset by declines in our Toyota brand, which benefited from two major recalls in 2010.

Same Store parts and service gross profit for the three and six months ended June 30, 2011 increased 1.1% and 2.2%, respectively, from the comparable periods in 2010, while Same Store parts and service margins decreased 100 and 80 basis points, respectively as growth in our collision and wholesale parts segments which are relatively lower margin segments, outpaced the growth in our customer-pay and warranty related parts and service segments. Further, the decline in margins was due to the return to more normalized margins in our warranty parts and service segment, which benefited from the 2010 Toyota recall campaigns. These recalls consisted predominantly of labor services that generate higher margins than the corresponding parts, and were comparable margins to our customer-pay business. In addition, recently instituted customer-pay initiatives that are designed to grow market share and revenues have eclipsed the growth in our other higher margin products and services, resulting in a decline in our customer-pay parts and service margins.

Finance and Insurance Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands, except per unit amounts)
Retail New and Used Unit Sales
Same Stores	40,128	(4.8)%	42,133	80,250	3.9%	77,214
Transactions	1,169		604	2,481		1,147

Total	41,297	(3.4)%	42,737	82,731	5.6%	78,361
Retail Finance Fees
Same Stores	$16,194	13.6%	$14,255	$30,949	16.7%	$26,522
Transactions	515		177	923		349

Total	$16,709	15.8%	$14,432	$31,872	18.6%	$26,871
Vehicle Service Contract Fees
Same Stores	$18,889	4.4%	$18,092	$37,550	11.6%	$33,639
Transactions	348		153	521		280

Total	$19,237	5.4%	$18,245	$38,071	12.2%	$33,919
Insurance and Other
Same Stores	$10,260	4.0%	$9,867	$20,347	7.5%	$18,926
Transactions	313		231	469		535

Total	$10,573	4.7%	$10,098	$20,816	7.0%	$19,461
Total
Same Stores	$45,343	7.4%	$42,214	$88,846	12.3%	$79,087
Transactions	1,176		561	1,913		1,164

Total	$46,519	8.8%	$42,775	$90,759	13.1%	$80,251

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,130	12.8%	$1,002	$1,107	8.1%	$1,024
Transactions	$1,006		$929	$771		$1,015
Total	$1,126	12.5%	$1,001	$1,097	7.1%	$1,024

Our Same Store finance and insurance revenues increased by 7.4% to $45.3 million for the three months ended June 30, 2011, as compared to the same period in 2010. This improvement was primarily driven by the increases in finance and vehicle service contract income per contract of 21.0% and 6.9%, respectively, and an increase in vehicle service contract penetration rates of 130 basis points to 36.4% that more than offset a 4.8% decrease in our retail new and used retail sales and an increase in our chargeback expense. The improved finance income per contract was driven by an increase in amounts financed, corresponding with higher average selling prices, and stabilizing economic and customer lending conditions that have allowed for lower customer down-payments and higher amounts financed. In addition, finance income per contract benefited from improved product pricing during the quarter. As a result, our Same Store revenues PRU for the three months ended June 30, 2011 improved 12.8%, or $128, to $1,130 per retail unit sold.

For the first half of 2011, our Same Store finance and insurance revenues improved 12.3% over the comparable 2010 period, primarily as a result of an increase in finance income per contract of 14.0% coupled with increases in our new and used vehicle sales volumes and improvements in both our vehicle service contract penetration rates of 190 basis points to 36.1% and income per contract of 2.7%. Our Same Store revenues PRU increased 8.1%, or $83, to $1,107 PRU sold for the six months ended June 30, 2011.

Selling, General and Administrative Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)
Personnel
Same Stores	$108,078	4.3%	$103,644	$211,782	6.5%	$198,824
Transactions	2,866		2,195	5,668		4,272

Total	$110,944	4.8%	$105,839	$217,450	7.1%	$203,096
Advertising
Same Stores	$11,469	1.3%	$11,324	$22,238	3.1%	$21,579
Transactions	487		122	912		304

Total	$11,956	4.5%	$11,446	$23,150	5.8%	$21,883
Rent and Facility Costs
Same Stores	$20,416	(6.8)%	$21,896	$41,684	(5.0)%	$43,879
Transactions	1,104		1,222	2,172		2,639

Total	$21,520	(6.9)%	$23,118	$43,856	(5.7)%	$46,518
Other SG&A
Same Stores	$38,175	5.1%	$36,313	$72,850	3.0%	$70,756
Transactions	456		5,749	1,629		6,618

Total	$38,631	(8.2)%	$42,062	$74,479	(3.7)%	$77,374
Total SG&A
Same Stores	$178,138	2.9%	$173,177	$348,554	4.0%	$335,038
Transactions	4,913		9,288	10,381		13,833

Total	$183,051	0.3%	$182,465	$358,935	2.9%	$348,871

Total Gross Profit
Same Stores	$237,884	6.5%	$223,296	$454,339	7.1%	$424,199
Transactions	6,327		3,356	11,647		6,974

Total	$244,211	7.7%	$226,652	$465,986	8.1%	$431,173

SG&A as a % of Gross Profit
Same Stores	74.9%		77.6%	76.7%		79.0%
Transactions	77.7%		276.8%	89.1%		198.4%
Total	75.0%		80.5%	77.0%		80.9%
Employees	8,000		7,200	8,000		7,200

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

The cost rationalization efforts that began in the fourth quarter of 2008 continued to provide benefit to us throughout the second quarter of 2011 in the form of a leaner cost organization and better leverage of revenue and gross profit growth. Coupled with the increase in gross profit, our Same Store SG&A as a % of Gross Profit improved 270 basis points to 74.9% for the three months ended June 30, 2011 and 230 basis points to 76.7% for the six months ended June 30, 2011, as compared to the same periods in 2010. Our absolute dollars of Same Store SG&A expenses increased by $5.0 million and $13.5 million, for the three and six months, respectively, from the same periods in 2010. The increase was primarily attributable to personnel costs, which generally correlate with the vehicle sales. Our net advertising expenses increased by $0.1 million, or 1.3%, in the second quarter of 2011, as advertising spending was rationalized in light of the general inventory shortage. For the six months ended June 30, 2011, net advertising expense increased $0.7 million, or 3.1%, from the same periods in 2010, following the general stabilization in the economy and efforts to capture market share and stimulate parts and service activity.

Our Same Store other SG&A increased $1.9 million and $2.1 million, respectively, for the three and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to an increase in outside services and other areas that traditionally trend with sales volume. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Offsetting these increases was a $1.5 million and $2.2 million decrease in our Same Store building expense for the three and six months ended June 30, 2011, respectively, as compared to the same period in 2010. This decrease was primarily as a result of our purchase of real estate associated with existing dealerships, which served to reduce our rent expense. We plan to continue to strategically add dealership-related real estate to our portfolio.

Depreciation and Amortization Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)
Same Stores	$6,404	(0.0)%	$6,406	$12,630	0.4%	$12,581
Transactions	177		273	406		583

Total	$6,581	(1.5)%	$6,679	$13,036	(1.0)%	$13,164

Our Same Store depreciation and amortization remained flat for the three and six months ended June 30, 2011, as compared to the same period of 2010. We continue to strategically add dealership related real estate to our portfolio and to make improvements to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)
Same Stores	$6,344	(25.3)%	$8,494	$12,970	(18.5)%	$15,923
Transactions	177		139	311		276

Total	$6,521	(24.5)%	$8,633	$13,281	(18.0)%	$16,199

Memo:
Manufacturer’s assistance	$5,886	(3.3)%	$6,089	$12,096	6.8%	$11,323

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR (or Prime rate in some cases) plus a spread. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of June 30, 2011, we had effective interest rate swaps with an aggregate notional amount of $350.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.2%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.

Our Same Store floorplan interest expense decreased 25.3% or $2.1 million for the three months ended June 30, 2011, compared to the corresponding period of 2010. The decrease primarily reflects a 173 basis point decline in our weighted average floorplan interest rates. That drop in interest rates is the result of the expiration of $250.0 million in aggregate notional value of interest rate swaps in December 2010 that were fixed at an average rate of 4.8%. As a partial offset, our weighted average floorplan borrowings outstanding increased by $78.9 million between the respective periods. Our Same Store floorplan interest decreased 18.5% or $3.0 million during the six months ended June 30, 2011 as compared to the same period last year. The reduction is primarily attributable to a 164 basis-point decrease in our weighted average floorplan interest rates, including the impact of our interest rate swaps. The decline in our interest rate was partially offset by an increase of $122.4 million in our weighted average floorplan borrowings outstanding between the respective periods.

Other Interest Expense, net

Other net interest expense consists of interest charges primarily on our Real Estate Debt, our Acquisition Line and our long-term debt, partially offset by interest income. For the three months ended June 30, 2011, other net interest expense increased $2.0 million, or 31.2%, to $8.2 million from the same period in 2010. For the six months ended June 30, 2011, other net interest expense increased $2.8 million, or 20.9%, to $16.2 million.

Our weighted average interest rates increased for the three and six months ended June 30, 2011 as compared to the same period in 2010, primarily related to higher interest costs on our real estate related borrowings. In conjunction with the amendment and restatement of our Real Estate Credit Facility (our “Mortgage Facility”) in the fourth quarter of 2010, we replaced borrowing capacity under the Mortgage Facility by entering into term loans with several of our manufacturer-affiliated finance partners that are at higher interest rates than the prior interest rates under the Mortgage Facility.

Included in other interest expense for the three months ended June 30, 2011 and 2010 is non-cash, discount amortization expense of $2.3 million and $2.0 million, respectively, representing the impact of the accounting for convertible debt as required by Accounting Standards Codification 470. Based on the level of 2.25% Convertible Senior Notes due 2036 (our “2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (our “3.00% Notes”) outstanding, we anticipate that the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will be $12.3 million, which will be included in other interest expense, net.

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

Provision for Income Taxes

Our provision for income taxes increased $6.6 million to $15.0 million for the three months ended June 30, 2011, from a provision of $8.4 million for the same period in 2010, primarily due to the increase of pretax book income. For the three months ended June 30, 2011, our effective tax rate decreased to 37.8% from 39.6% for the same period in 2010. This decrease was primarily due to the mix of our pretax income from the taxable state jurisdictions in which we operate, and an increase in federal employment tax credits.

Our provision for income taxes increased $10.7 million to $24.2 million for the six months ended June 30, 2011, from a provision of $13.5 million for the same period in 2010, primarily due to the increase of pretax book income. For the six months ended June 30, 2011, our effective tax rate decreased to 37.6% from 39.4% for the same period in 2010. This decrease was primarily due to the mix of our pretax income from the taxable state jurisdictions in which we operate, a change in valuation allowances for certain state net operating losses that occurred during the six months ended June 30, 2011, as well as an increase in federal employment tax credits.

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

Cash on Hand.  As of June 30, 2011, our total cash on hand was $12.3 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $134.2 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows.  The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Net cash provided by (used in) operating activities	$200,374	($56,051)
Net cash used in investing activities	(127,476)	(9,098)
Net cash provided by (used in) financing activities	(80,553)	84,030
Effect of exchange rate changes on cash	97	84

Net (decrease) increase in cash and cash equivalents	$(7,558)	$18,965

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

Sources and Uses of Liquidity from Operating Activities

For the six months ended June 30, 2011, we generated $200.4 million in net cash flow from operating activities, primarily driven by $40.0 million in net income and $122.3 million in net increase in operating assets and liabilities, as well as significant non-cash adjustments related to deferred income taxes of $14.1 million, depreciation and amortization of $13.0 million, amortization of debt discounts and debt issue costs of $5.8 million and stock-based compensation of $5.6 million. Included in the net increase in operating assets and liabilities are cash inflows of $52.8 million from decreases in inventory levels, $32.4 million from the net increase in floorplan borrowings from manufacturer-affiliates, $24.9 million from increases in accounts payable and accrued expenses, $8.1 million from decreases of contracts-in-transit and vehicles receivables, and $4.0 million from decreases in accounts and notes receivables.

For the six months ended June 30, 2010, we used $56.1 million in net cash flow from operating activities, primarily driven by $121.5 million in net decrease in operating assets and liabilities partially offset by $20.8 million in net income and significant non-cash adjustments related to depreciation and amortization of $13.2 million, deferred income taxes of $12.2 million, and stock-based compensation of $5.2 million. Included in the net decrease in operating assets and liabilities is $94.4 million of cash outflow due to increases in inventory levels; $31.1 million of cash outflow from increases of vehicles receivables, contracts-in-transit and accounts and notes receivables; and $12.6 million from net decreases in floorplan borrowings from manufacturer-affiliates. These cash outflows were partially offset by $15.7 million of cash provided by increases in accounts payable and accrued expenses. In addition, cash flow from operating activities includes an adjustment of $3.9 million for the loss on the redemption of our outstanding 8.25% Notes, which is considered a cash flow from financing activities.

Working Capital.  At June 30, 2011, we had $138.4 million of working capital. Changes in our working capital are generally driven by changes in inventory and related floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Sources and Uses of Liquidity from Investing Activities

During the first six months of 2011, we used $127.5 million for investing activities, primarily related to the acquisition of a Ford dealership in Houston, Texas, a Volkswagen dealership in Irving, Texas, and a BMW/MINI dealership, Ford dealership, and Buick/GMC dealership, all in El Paso, Texas for a total of $109.9 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory for the Ford dealerships and other dealerships were subsequently financed through borrowing under the Ford Motor Credit Company Facility (the “FMCC Facility”) and our Floorplan Line, respectively. We also used $23.5 million during the first six months of 2011 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $11.9 million for real estate to be used for existing dealership operations and $12.4 million for capital expenditures. These cash outflows were partially offset by $5.2 million in proceeds from the sale of property and equipment, during the first six months of 2011.

During the first six months of 2010, we used $9.1 million for investing activities, primarily as a result of $34.6 million for dealership acquisitions, which primarily consisted of vehicle and parts inventory and related property, and $13.7 million for purchases of property and equipment to construct new and improve existing facilities, including $6.0 million for real estate to be used in the future relocation of an existing dealership. These cash outflows were partially offset by $38.3 million in proceeds from the sale of property and equipment during the six months ended June 30, 2010.

Capital Expenditures.  Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. We forecast our capital expenditures for 2011 to be less than $50.0 million, generally funded from excess cash, and including about $10.0 million for specific growth initiatives in our parts and service business.

Sources and Uses of Liquidity from Financing Activities

We used $80.6 million in net cash outflows from financing activities during the six months ended June 30, 2011, primarily related to $57.8 million in net repayments under the Floorplan Line of our Revolving Credit Facility, which included a net cash outflow of $5.0 million due to a increase in our floorplan offset account, partially offset by $5.3 million for dividend payments, and $3.8 million for principal payments of long-term debt related to real estate loans. In addition, we used $14.0 million to repurchase treasury shares of our common stock during the second quarter of 2011.

During the six months ended June 30, 2010, we had $84.0 million in net cash inflows from financing activities, primarily related to net proceeds of $115.0 million from the issuance of our 3.00% Notes and $29.3 million from the sale of the associated 3.00% Warrants, less $45.9 million for the 3.00% Purchased Options and the related $4.0 million in underwriters’ fees and debt issuance costs. In addition, we had net borrowings of $111.5 million under the Floorplan Line of our Revolving Credit Facility, which included a net cash outflow of $0.5 million due to an increase in our floorplan offset account. These net proceeds were partially offset by $77.0 million for the repurchase of all of our outstanding 8.25% Notes, and $29.2 million for principal payments on the Mortgage Facility. In addition, we used $19.2 million to repurchase treasury shares of our common stock during the second quarter of 2010.

Credit Facilities.  Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our two most significant domestic revolving facilities currently provide us with a total of $1.15 billion of borrowing capacity for inventory floorplan financing and an additional $350.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

Revolving Credit Facility.  Our Revolving Credit Facility, which is comprised of 20 financial institutions, including four manufacturer-affiliated finance companies, expires in March 2012 and consists of two tranches: $1.0 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $350.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.0 billion for the Floorplan Line and maximum of $350.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.85 billion, subject to participating lender approval. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 87.5 basis points for new vehicle inventory and one-month LIBOR plus 97.5 basis points for used vehicle inventory. In addition, we pay a commitment fee on the unused portion of the Acquisition Line, as well as the Floorplan Line. The available funds on the Acquisition Line carry a commitment fee ranging from 0.25% to 0.375% per annum, depending on our leverage ratio, based on a minimum commitment of $200.0 million. The Floorplan Line requires a 0.20% commitment fee on the unused portion. In conjunction with the Revolving Credit Facility, we had $0.7 million of related unamortized costs, as of June 30, 2011, that are being amortized over the term of the facility.

As of June 30, 2011, after considering outstanding balances, we had $496.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $496.9 million available borrowings under the Floorplan Line is $134.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.1% as of June 30, 2011, excluding the impact of the interest rate swaps. After considering $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $230.6 million of available borrowing capacity under the Acquisition Line as of June 30, 2011. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, current, total leverage, and senior secured leverage, among others. As of June 30, 2011, we were in compliance with these covenants, including:

	As of June 30, 2011
	Required	Actual

Senior Secured Leverage Ratio	< 2.75	0.99
Total Leverage Ratio	< 4.50	2.79
Fixed Charge Coverage Ratio	> 1.25	1.83
Current Ratio	> 1.15	1.43

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future. Further, provisions of our Revolving Credit Facility require us to maintain financial ratios and a minimum level of stockholders’ equity (the “Required Stockholders’ Equity”), which effectively limits the amount of disbursements (or “Restricted Payments”) that we may make outside the ordinary course of business (e.g., cash dividends and stock repurchases). The Required Stockholders’ Equity is defined as a base of $520.0 million, plus 50% of cumulative adjusted net income, plus 100% of the proceeds from any equity issuances and less non-cash asset impairment charges. The amount by which adjusted stockholders’ equity exceeds the Required Stockholders’ Equity is the amount available for Restricted Payments (the “Amount Available for Restricted Payments”). For purposes of this covenant calculation, net income and stockholders’ equity represents such amounts per the consolidated financial statements, adjusted to exclude our foreign operations and the impact of the adoption of the accounting standard for convertible debt that became effective on January 1, 2009. As of June 30, 2011, the Amount Available for Restricted Payments was $185.4 million. However, the Mortgage Facility provides for a similar restricted payment basket and was more restrictive as of June 30, 2011.

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

Amended and Restated Revolving Credit Facility.  Effective July 1, 2011, we amended and restated our revolving syndicated credit arrangement with 21 financial institutions including four manufacturer-affiliated finance companies (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility expires on June 1, 2016 and consists of two tranches: $1.1 billion for vehicle inventory floorplan financing (the “Amended Floorplan Line”) and $250.0 million for working capital, including acquisitions (the “Amended Acquisition Line”). Up to half of the Amended Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Amended Floorplan Line and maximum of $250.0 million for the Amended Acquisition Line. The Amended Revolving Credit Facility can be expanded to its maximum commitment of $1.60 billion, subject to participating lender approval. The Amended Floorplan Line bears interest at rates equal to one-month LIBOR plus 150 basis points for new vehicle inventory and one-month LIBOR plus 175 basis points for used vehicle inventory. The Amended Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Amended Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Amended Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our leverage ratio, on the unused portion and from 0.05% to 0.25% per annum, depending on our leverage ratio, for certain unused portions under $100.0 million.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Amended Revolving Credit Facility. The Amended Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Amended Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Amended Revolving Credit Facility restricts our ability to make certain payments (such as dividends or other distributions of assets, properties, cash, rights, obligations or securities) but excludes Restricted Payments. The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of our aggregate consolidated net income for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination.

Ford Motor Credit Company Facility.  Our FMCC Facility provides for the financing of, and is collateralized by, our Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of June 30, 2011, we had an outstanding balance of $87.1 million, with an available floorplan capacity of $62.9 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of June 30, 2011, the interest rate on the FMCC Facility was 5.5% before considering the applicable incentives.

Other Credit Facilities.  We finance the new, used and rental vehicle inventories related to our U.K. operations using a credit facility with BMW Financial Services. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2011, the interest rate charged on borrowings outstanding under this facility ranged from 1.2% 4.5%.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of June 30, 2011, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 2.5% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of June 30, 2011:

	As of June 30, 2011
	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)

Floorplan Line(1)	$1,000,000	$503,072	$496,928
Acquisition Line(2)	350,000	17,250	230,587

Total Revolving Credit Facility	1,350,000	520,322	727,515
FMCC Facility	150,000	87,130	62,870

Total Credit Facilities(3)	$1,500,000	$607,452	$790,385

(1)	The available balance at June 30, 2011, includes $134.2 million of immediately available funds.

(2)	The outstanding balance of $17.3 million at June 30, 2011 is related to outstanding letters of credit. The total amount available is restricted to a borrowing base calculation within the debt covenants of the Revolving Credit Facility which totaled $247.8 million at June 30, 2011.

(3)	Outstanding balance excludes $48.9 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

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

We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding beginning in April 2011 and are required to repay the aggregate principal amount outstanding on the maturity date December 29, 2015. During the three months ended June 30, 2011, we made a principal payment of $0.5 million on outstanding borrowings from the Mortgage Facility. As of June 30, 2011, borrowings under the amended and restated Mortgage Facility totaled $42.1 million, with $2.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.

The Mortgage Facility also contains usual and customary provisions limiting our ability to engage in certain transactions, including limitations on our ability to incur additional debt, additional liens, make investments, and pay distributions to our stockholders. Additionally, we are limited under the terms of the Mortgage Facility and our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss (the “Mortgage Facility Restricted Payment Basket”). As of June 30, 2011, the Mortgage Facility Restricted Payment basket was $105.1 million and will increase in the future periods by 50.0% of our cumulative net income or loss (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises and decreases by subsequent payments for cash dividends and share repurchases. As amended, the Mortgage Facility defines certain covenants, including financial ratios that must be complied with, including: total funded lease adjusted indebtedness to proforma EBITDAR ratio, fixed charge coverage ratio, and current ratio. For covenant calculation purposes, EBITDAR is defined as earnings before non-floorplan interest expense, taxes, depreciation and amortization and rent expense. EBITDAR also includes interest income and is further adjusted for certain non-cash income charges. As of June 30, 2011, we were in compliance with all of these covenants. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

	As of June 30, 2011
	Required	Actual

Fixed Charge Coverage Ratio	> 1.35	2.02
Total Funded Lease Adjusted Indebtedness to Proforma EBITDAR	< 5.75	3.88
Current Ratio	> 1.10	1.43

Real Estate Related Debt.  In addition to the amended and restated Mortgage Facility, we entered into separate term loans in 2010, totaling $146.0 million, with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”) and BMW Financial Services NA, LLC (“BMWFS”) (collectively, the “Real Estate Notes”). We used $116.4 million of these borrowings to refinance a portion of our Mortgage Facility and the remaining amount to finance owned or purchased real estate to be utilized in existing dealership operations. The Real Estate Notes may be expanded, are on specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.62% and 5.47%, and at variable rates of three-month LIBOR plus between 3.15% and 3.35% per annum. During the first three months of 2011, the loan agreements with TMCC were amended to also be cross-defaulted with the Revolving Credit Facility.

On July 6, 2011, we entered into another loan agreement with BMWFS for $5.4 million. The loan agreement matures in seven years and is subject to certain financial covenants such as capital expenditures related to the real estate being purchased. The loan agreement is cross-collateralized and cross-defaulted with the other BMWFS loans and the Revolving Credit Facility.

Dividends.  The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.

Further, we are limited under the terms of the Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. The most restricted terms as of June 30, 2011 were under the Mortgage Facility (the “Mortgage Facility Restricted Payment Basket”). As of June 30, 2011, the Mortgage Facility Restricted Payment Basket was $105.1 million and will increase in the future periods by 50.0% of our cumulative net income (as defined in terms of the Mortgage Facility), as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

Stock Issuances.  No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For dilutive earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for earnings per share purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of June 30, 2011, changes in the average price of our common stock will impact the share settlement of 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

	Net Shares Issuable	Share Entitlement	Shares		Potential
Company	Under the 3.00%	Under the Purchased	Issuable Under	Net Issuable	Dilutive
Stock Price	Notes	Options	the Warrants	Shares	Shares
		(Shares in thousands)

$37.50	—	—	—	—	—
$40.00	127	(127)	—	—	127
$42.50	296	(296)	—	—	296
$45.00	447	(447)	—	—	447
$47.50	581	(581)	—	—	581
$50.00	702	(702)	—	—	702
$52.50	812	(812)	—	—	812
$55.00	911	(911)	—	—	911
$57.50	1,002	(1,002)	63	63	1,065
$60.00	1,086	(1,086)	186	186	1,272
$62.50	1,162	(1,162)	298	298	1,460
$65.00	1,233	(1,233)	402	402	1,635
$67.50	1,298	(1,298)	499	499	1,797
$70.00	1,359	(1,359)	588	588	1,947
$72.50	1,416	(1,416)	671	671	2,087
$75.00	1,469	(1,469)	749	749	2,218
$77.50	1,518	(1,518)	822	822	2,340
$80.00	1,565	(1,565)	890	890	2,455
$82.50	1,608	(1,608)	954	954	2,562
$85.00	1,649	(1,649)	1,014	1,014	2,663
$87.50	1,688	(1,688)	1,071	1,071	2,759
$90.00	1,724	(1,724)	1,125	1,125	2,849
$92.50	1,759	(1,759)	1,175	1,175	2,934
$95.00	1,792	(1,792)	1,223	1,223	3,015
$97.50	1,823	(1,823)	1,269	1,269	3,092
$100.00	1,852	(1,852)	1,312	1,312	3,164

Stock Repurchases.  From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In July 2010, our Board of Directors authorized the repurchase of up to $25.0 million of our common shares. During the three months ended

June 30, 2011, we repurchased 381,610 shares at an average price of $36.69 for a cost of $14.0 million, leaving $3.5 million of authorized repurchases available. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates.  We have interest rate risk in our variable-rate debt obligations and interest rate swaps. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.

As of June 30, 2011, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $185.6 million and $142.9 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $141.5 million and $75.9 million, respectively, at June 30, 2011.

As of June 30, 2011, we had $601.4 million of variable-rate floorplan borrowings outstanding and $42.1 million of variable-rate Mortgage Facility borrowings outstanding as of June 30, 2011 and $22.5 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount outstanding and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $6.6 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $3.1 million.

We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the six months ended June 30, 2011, we recognized $12.1 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 49.9% of our floorplan interest expense in the fourth quarter of 2008 to 91.9%, in the first quarter of 2011. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. In effect as of June 30, 2011, we held interest rate swaps with aggregate notional amounts of $350.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.2%. In addition, during the six months ended June 30, 2011, we entered into 14 additional interest rate swaps with forward start dates in either August 2012 or December 2012 and expiration dates in August 2015, December 2016, or December 2017. The aggregate notional value of these 14 forward-starting swaps is $375.0 million and the weighted average interest rate of these swaps is 2.8%. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The fair value of the interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of June 30, 2011, net unrealized losses, net of income taxes, totaled $10.6 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. As of June 30, 2011, all of our derivative contracts were determined to be effective, and no material ineffective portion was recognized in income during the period.

Foreign Currency Exchange Rates.  As of June 30, 2011, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pounds Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in the U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates versus the U.S. dollar would have resulted in a $15.3 million change to our revenues for the six months ended June 30, 2011.

For additional information about our market sensitive financial instruments please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 4 to Item 8, Financial Statements and Supplementary Data in our 2010 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of a major vehicle manufacturer. Toyota/Scion/Lexus, Nissan/Infiniti, Honda/Acura, Ford,

BMW/MINI, Mercedes-Benz, Chrysler and General Motors dealerships represented approximately 91.8% of our total new vehicle retail units sold in 2011. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and direct bill the manufacturer as opposed to invoicing the customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers, as well as for vehicle incentives. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects. In 2008 and 2009, vehicle manufacturers and in particular domestic manufacturers, were adversely impacted by the unfavorable economic conditions in the U.S. In March 2011, the natural disasters in Japan adversely affected certain vehicle manufacturers and many of the parts suppliers on which they depend by temporarily restricting the manufacturers’ ability to supply new vehicles and related parts. During the three months ended June 30, 2011, we experienced a decline in the supply of new vehicles and related parts associated with these manufacturers, slowing the pace of new vehicle sales. We expect depressed inventory levels of these brands to persist into portions of the second half of 2011.

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

In March of 2011, the earthquake and tsunami in Japan adversely affected certain vehicle manufacturers and a number of parts suppliers on which they depend. As a result, manufacturers, including Toyota, Nissan and Honda, were short of certain parts that are critical to vehicle production, limiting the supply of new vehicles and negatively impacting the volume of new vehicles sold during the three months ended June 30, 2011. We expect the inventory supply limitations in certain of these brands to persist in the near term.

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

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2011:

			Total Number
			of Shares
			Purchased as	Approximate
			Part of	Dollar Value of
		Average	Publicly	Shares that May
	Total Number	Price	Announced	Be Purchased
	of Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs(1)
				(In thousands, excluding
				commissions)

April 1 — April 30, 2011	—	$—	—	$17,483
May 1 — May 31, 2011	82,070	37.59	82,070	14,398
June 1 — June 30, 2011	299,540	$36.44	299,540	$3,482

Total(2)	381,610		381,610

(1)	On July 26, 2010, our Board of Directors approved a common stock repurchase program, subject to restrictions of various debt agreements, that authorizes us to purchase up to $25.0 million in common stock. The shares are to be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and will be funded by cash from operations. The July 2010 authorization does not have an expiration date.

(2)	In aggregate for the three months ended June 30, 2011, 381,610 shares repurchased at an average price of $36.69 for a cost of $14.0 million.

Item 6.	Exhibits

Those exhibits to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date: July 27, 2011

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2		—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10.1		—	Eighth Amended and Restated Revolving Credit Agreement, dated effective as of July 1, 2011, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 6, 2011)
31.1		—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS**		XBRL Instance Document
101	.SCH**		XBRL Taxonomy Extension Schema Document
101	.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**		XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB**		XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.