Form 10-Q
period 2011-09-30
GROUP 1 AUTOMOTIVE INC
filed 2011-10-26
CIK 1031203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     As of October 21, 2011, the registrant had 22,735,108 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements Cautionary Statement about Forward-Looking Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	46
Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6. Exhibits	51
SIGNATURE	52
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share
	amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,300	$19,843
Contracts-in-transit and vehicle receivables, net	100,246	113,846
Accounts and notes receivable, net	71,496	75,623
Inventories	719,677	777,771
Deferred income taxes	16,482	14,819
Prepaid expenses and other current assets	18,232	17,332

Total current assets	937,433	1,019,234

PROPERTY AND EQUIPMENT, net	550,908	506,288
GOODWILL	526,487	507,962
INTANGIBLE FRANCHISE RIGHTS	166,818	158,694
OTHER ASSETS	13,656	9,786

Total assets	$2,195,302	$2,201,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$437,052	$560,840
Floorplan notes payable — manufacturer affiliates	122,358	103,345
Current maturities of long-term debt	14,003	53,189
Current liabilities from interest rate risk management activities	7,656	1,098
Accounts payable	128,490	92,799
Accrued expenses	92,360	83,663

Total current liabilities	801,919	894,934

LONG-TERM DEBT, net of current maturities	473,193	412,950
DEFERRED INCOME TAXES	70,929	58,970
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	25,112	16,426
OTHER LIABILITIES	33,252	31,036
DEFERRED REVENUES	2,133	3,280

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,204 and 26,096 issued, respectively .	262	261
Additional paid-in capital	368,776	363,966
Retained earnings	573,120	519,843
Accumulated other comprehensive loss	(27,986)	(18,755)

Treasury stock, at cost; 3,480 and 2,303 shares, respectively	(125,408)	(80,947)
Total stockholders’ equity	788,764	784,368

Total liabilities and stockholders’ equity	$2,195,302	$2,201,964

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$862,660	$822,121	$2,457,255	$2,254,093
Used vehicle retail sales	377,115	340,625	1,053,609	960,376
Used vehicle wholesale sales	69,051	58,463	191,609	156,653
Parts and service sales	210,067	196,264	609,108	575,762
Finance, insurance and other, net	51,496	44,282	142,255	124,533

Total revenues	1,570,389	1,461,755	4,453,836	4,071,417
COST OF SALES:
New vehicle retail sales	806,498	775,046	2,304,057	2,122,533
Used vehicle retail sales	345,048	310,055	958,094	870,823
Used vehicle wholesale sales	69,254	58,158	187,651	153,565
Parts and service sales	100,836	89,657	289,295	264,484

Total cost of sales	1,321,636	1,232,916	3,739,097	3,411,405

GROSS PROFIT	248,753	228,839	714,739	660,012
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	188,185	173,925	547,120	522,796
DEPRECIATION AND AMORTIZATION EXPENSE	6,845	6,772	19,881	19,936
ASSET IMPAIRMENTS .	3,644	1,639	4,008	3,121

INCOME FROM OPERATIONS	50,079	46,503	143,730	114,159
OTHER EXPENSE:
Floorplan interest expense	(6,964)	(9,021)	(20,245)	(25,220)
Other interest expense, net	(8,644)	(6,894)	(24,811)	(20,265)
Loss on redemption of long-term debt	—	—	—	(3,872)

INCOME BEFORE INCOME TAXES	34,471	30,588	98,674	64,802
PROVISION FOR INCOME TAXES	(12,977)	(11,603)	(37,135)	(25,067)

NET INCOME	$21,494	$18,985	$61,539	$39,735

BASIC EARNINGS PER SHARE	$0.98	$0.85	$2.75	$1.74
Weighted average common shares outstanding	22,020	22,419	22,377	22,877

DILUTED EARNINGS PER SHARE	$0.94	$0.83	$2.67	$1.70
Weighted average common shares outstanding	22,778	22,926	23,073	23,414

CASH DIVIDENDS PER COMMON SHARE	$0.13	$—	$0.35	$—
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,539	$39,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,881	19,936
Deferred income taxes	16,280	22,224
Asset impairments	4,008	3,121
Stock-based compensation	8,333	7,505
Amortization of debt discount and issue costs	8,871	6,336
Loss on redemption of long-term debt	—	3,872
(Gain) loss on disposition of assets	(967)	3,170
Tax effect from stock-based compensation	(651)	985
Other	636	(131)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	39,722	9,624
Accounts and notes receivable	3,908	(4,747)
Inventories	111,704	(152,947)
Contracts-in-transit and vehicle receivables	13,525	(5,888)
Prepaid expenses and other assets	(3,454)	7,060
Floorplan notes payable — manufacturer affiliates	19,028	(10,281)
Deferred revenues	(1,245)	(1,759)

Net cash provided by (used in) operating activities	301,118	(52,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(109,935)	(34,431)
Proceeds from disposition of franchises, property and equipment	5,768	41,001
Purchases of property and equipment, including real estate	(45,052)	(22,699)
Other	421	1,145

Net cash used in investing activities	(148,798)	(14,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	3,635,810	3,731,339
Repayments on credit facility — Floorplan Line	(3,759,598)	(3,552,920)
Principal payments on mortgage facility	(1,065)	(35,284)
Proceeds from issuance of 3.00% Convertible Notes	—	115,000
Debt issue costs	—	(3,959)
Purchase of equity calls	—	(45,939)
Sale of equity warrants	—	29,309
Redemption of other long-term debt	—	(77,011)
Borrowings of other long-term debt	202	4,909
Principal payments of long-term debt related to real estate loans	(5,684)	(2,685)
Borrowings of long-term debt related to real estate	21,823	12,804
Principal payments of other long-term debt	(2,851)	(558)
Repurchases of common stock, amounts based on settlement date	(44,912)	(26,765)
Proceeds from issuance of common stock to benefit plans	3,094	2,562
Tax effect from stock-based compensation	651	(985)
Dividends paid	(8,262)	—

Net cash provided by (used in) financing activities	(160,792)	149,817

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(71)	293

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,543)	82,941
CASH AND CASH EQUIVALENTS, beginning of period	19,843	13,221

CASH AND CASH EQUIVALENTS, end of period	$11,300	$96,162

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	845	526
Repurchases of common stock, accrued in accounts payable and accrued expenses	5,866	—
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized	Unrealized	Unrealized
			Additional		Gains (Losses)	Gains (Losses)	Gains (Losses)
	Common Stock		Paid-in	Retained	on Interest	on Marketable	on Currency	Treasury
	Shares	Amount	Capital	Earnings	Rate Swaps	Securities	Translation	Stock	Total
					(Unaudited, in thousands)
BALANCE, December 31, 2010	26,096	$261	$363,966	$519,843	$(10,953)	$50	$(7,852)	$(80,947)	$784,368
Comprehensive income:
Net income	—	—	—	61,539	—	—	—	—	61,539
Interest rate swap adjustment, net of tax provision of $5,717	—	—	—	—	(9,528)	—	—	—	(9,528)
Unrealized loss on investments, net of tax benefit of $13	—	—	—	—	—	(22)	—	—	(22)
Unrealized gain on currency translation	—	—	—	—	—	—	319	—	319

Total comprehensive income	—								52,308
Purchases of treasury stock	—	—	—	—	—	—	—	(50,778)	(50,778)
Issuance of common and treasury shares to employee benefit plans	(188)	(2)	(7,417)	—	—	—	—	6,317	(1,102)
Proceeds from sales of common stock under employee benefit plans	81	1	3,093	—	—	—	—	—	3,094
Issuance of restricted stock	300	3	(3)	—	—	—	—	—	—
Forfeiture of restricted stock	(85)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	8,333	—	—	—	—	—	8,333
Tax effect from options exercised and the vesting of restricted shares	—	—	803	—	—	—	—	—	803
Cash dividends	—	—	—	(8,262)	—	—	—	—	(8,262)

BALANCE, September 30, 2011	26,204	$262	$368,776	$573,120	$(20,481)	$28	$(7,533)	$(125,408)	$788,764

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
     As of September 30, 2011, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (i) the East (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina) and (ii) the West (58 dealerships in California, Kansas, Oklahoma and Texas). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their region, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s five dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
   Goodwill
     The Company defines its reporting units as each of its two regions in the U.S. and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually, in the fourth quarter, based on the carrying values of the Company’s regions as of October 31st, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).
     In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value, which is calculated by using unobservable inputs based upon the Company’s internally developed assumptions (i.e., Level 3 valuation hierarchy inputs). This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. The Company then compares the value of the implied goodwill resulting from this second

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, an impairment charge equal to the difference is recorded.
     During the three months ended September 30, 2011, the Company did not identify an impairment indicator relative to its goodwill. As a result, the Company was not required to conduct the first step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material impairment charge to the goodwill associated with the reporting unit(s).
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
     In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method, discounted cash flow model, or income approach, specifically the excess earnings method. This income approach for measuring fair value of each individual franchise right involves unobservable inputs based upon the Company’s internally developed assumptions (i.e., Level 3 valuation hierarchy inputs). During the three months ended September 30, 2011, the Company did not identify an impairment indicator relative to its capitalized value of intangible franchise rights and, therefore, no impairment evaluation was required.
   Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly Level 3 fair value measurements. It is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company believes that the adoption of this guidance will primarily affect certain disclosures related to fair value, but will not have a material impact on the consolidated financial position or results of operations.
     In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This update will require entities to present the total of comprehensive income, the component of net income, and the components of other comprehensive income in either, a single continuous statement of comprehensive income, or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This update is effective for reporting periods beginning after December 15, 2011, with early adoption permitted. The Company believes that the adoption of this guidance will affect the presentation of comprehensive income, but will not have a material impact on the consolidated financial position or results of operations.
     In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This update will permit an entity to first assess qualitative factors to determine whether it is more likely than not likelihood more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This update is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company believes that the adoption of this guidance will not have a material impact on the consolidated financial position or results of operations.
3. ACQUISITIONS AND DISPOSITIONS
     During the first nine months of 2011, the Company acquired one Ford dealership located in Houston, Texas and one Volkswagen dealership located in Irving, Texas, as well as one BMW/MINI dealership, one Ford dealership, and one Buick/GMC dealership, all located in El Paso, Texas. Consideration paid for these dealerships totaled $109.9 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory was subsequently financed through borrowings under the FMCC Facility and the Floorplan Line, each as defined in Note 9. Further, the Company was awarded one Fiat franchise located in Houston, Texas. In addition, during the nine months ended September 30, 2011, the Company sold one of its non-operational dealership facilities that qualified as a held-for-sale asset as of December 31, 2010 for $4.1 million with no gain or loss recognized by the Company related to this sale. The carrying value of this non-operational dealership facility was classified in Other Current Assets in the accompanying Consolidated Balance Sheet at December 31, 2010.
     During the first nine months of 2010, the Company was awarded two Sprinter franchises located in two separate Mercedes-Benz stores in Georgia and New York, was granted a MINI franchise in Texas, and acquired a Lincoln franchise in Texas. The Company also acquired two BMW/MINI dealerships in the Southeast region of the U.K., a Toyota/Scion dealership and an Audi dealership located in South Carolina. Consideration paid for these dealerships totaled $34.4 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase some of the associated real estate. The vehicle inventory was subsequently financed through borrowings under either the Company’s credit facility with BMW Financial Services or the Floorplan Line. In addition, the Company disposed of real estate holdings of non-operating facilities in Texas and Massachusetts and a Ford-Lincoln-Mercury dealership in Florida during the nine months ended September 30, 2010.
     Subsequent to September 30, 2011, the Company acquired a Cadillac/Buick/GMC dealership in Houston, Texas and was awarded a Volkswagen franchise in both San Diego, California and Beaumont, Texas.
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
     As of September 30, 2011, the Company held interest rate swaps in effect of $300.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.3%. Of this total notional value, $250.0 million expire in 2012 and

$50.0 million expire in 2015. At September 30, 2011, all of the Company’s derivative contracts were determined to be effective. For the three and nine months ended September 30, 2011, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $3.1 million and $9.6 million, respectively; for the three and nine months ended September 30, 2010, the impact of these interest rate hedges increased floorplan interest expense by $5.5 million and $15.9 million, respectively. Total floorplan interest expense was $7.0 million and $9.0 million for the three months ended September 30, 2011 and 2010, respectively, and $20.2 million and $25.2 million for the nine months ended September 30, 2011 and 2010, respectively.
     In addition to the $300.0 million of swaps in effect as of September 30, 2011, the Company entered into 18 additional interest rate swaps during the nine months ended September 30, 2011 with forward start dates in either August 2012, December 2012, or August 2015 and expiration dates in August 2015, December 2016, December 2017, or December 2018. The aggregate notional value of these 18 forward-starting swaps is $575.0 million and the weighted average interest rate of these swaps is 2.9%.
     As of September 30, 2011 and December 31, 2010, the Company reflected liabilities from interest risk management activities of $32.8 million and $17.5 million, respectively, in its Consolidated Balance Sheets, of which a portion with expiration dates less than one year was classified as a current liability. Included in accumulated other comprehensive loss at September 30, 2011 and 2010 were unrealized losses, net of income taxes, totaling $20.5 million and $15.2 million, respectively, related to these hedges.
     The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for either the nine months ended September 30, 2011 or 2010, respectively.

	Amount of Unrealized Gain (Loss),
	Net of Tax, Recognized in Other
	Comprehensive Income
Derivatives in	Nine Months Ended September 30,
Cash Flow Hedging Relationship	2011	2010
	(In thousands)
Interest rate swap contracts	$(9,528)	$3,904

	Amount of Loss Reclassified from
	Other Comprehensive Income into
	Statements of Operations
Location of Loss Reclassified from OCI	Nine Months Ended September 30,
into Statements of Operations	2011	2010
	(In thousands)
Floorplan interest expense	$(9,587)	$(15,887)
Other interest expense	(749)	(2,521)
     The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $11.5 million.
5. STOCK-BASED COMPENSATION PLANS
     The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its Employee Stock Purchase Plan, as amended.
   2007 Long Term Incentive Plan
     The “Group 1 Automotive, Inc. 2007 Long Term Incentive Plan” (the “Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan to 7.5 million for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (1) options (including options qualified as incentive stock options under the

Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant, and (2) stock appreciation rights, restricted stock, performance awards, and bonus stock, each at the market price of the Company’s stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding option awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period for the entire award. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual or expected forfeitures differ from the previous estimate. As of September 30, 2011, there were 1,298,642 shares available under the Incentive Plan for future grants of these awards.
   Stock Option Awards
     No stock option awards have been granted since November 2005. The following table summarizes the Company’s outstanding stock options as of September 30, 2011 and the changes during the nine months then ended:

		Weighted
		Average
	Number	Exercise Price
Options outstanding, December 31, 2010	68,908	$33.11
Granted	—	—
Exercised	(32,805)	27.88
Forfeited	—	—

Options outstanding, September 30, 2011	36,103	37.86

Options vested at September 30, 2011	36,103	37.86

Options exercisable at September 30, 2011	36,103	$37.86

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
     A summary of these awards as of September 30, 2011, along with the changes during the nine months then ended, is as follows:

		Weighted Average
		Grant Date
	Awards	Fair Value
Nonvested at December 31, 2010	1,283,794	$23.57
Granted	300,236	40.42
Vested	(107,484)	29.32
Forfeited	(84,802)	26.77

Nonvested at September 30, 2011	1,391,744	$26.58

   Employee Stock Purchase Plan
     In September 1997, the Company adopted the “Group 1 Automotive, Inc. Employee Stock Purchase Plan, as amended” (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee acquires shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2011, there were 859,977 shares remaining in reserve for future issuance under the Purchase Plan. During the nine months ended September 30, 2011 and 2010, the Company issued 80,667 and 111,744 shares, respectively, of common stock to employees participating in the Purchase Plan.
     The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $9.04 and $8.30 during the nine months ended September 30, 2011 and 2010, respectively. The fair value of stock purchase rights is calculated using the quarter-end stock price, the value of the embedded call option and the value of the embedded put option.
   Stock-Based Compensation
     Total stock-based compensation cost was $2.8 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and $8.3 million and $7.5 million for the nine months ended September 30, 2011 and 2010, respectively. Cash received from option exercises and Purchase Plan purchases was $3.1 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively. Additional paid-in capital was increased by $0.8 million and reduced by $0.9 million for the nine months ended September 30, 2011 and 2010, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were less than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $2.3 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively.
     The Company issues new shares when options are exercised or restricted stock vests or will use treasury shares, if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
6. EARNINGS PER SHARE
     Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes dilutive securities. Diluted EPS is computed by including the impact of all potentially dilutive securities. The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands, except per share amounts)
Net income	$21,494	$18,985	$61,539	$39,735
Weighted average basic shares outstanding	22,020	22,419	22,377	22,877
Dilutive effect of contingently Convertible 3.00% Notes	185	—	144	—
Dilutive effect of stock options, net of assumed repurchase of treasury stock	5	4	9	10
Dilutive effect of restricted stock and employee stock purchases, net of assumed repurchase of treasury stock	568	503	543	527

Weighted average dilutive shares outstanding	22,778	22,926	23,073	23,414

Earnings per share from:
Basic	$0.98	$0.85	$2.75	$1.74
Diluted	$0.94	$0.83	$2.67	$1.70
     Any options with an exercise price in excess of the average market price of the Company’s common stock during each of the quarterly periods in the years presented are not considered when calculating the dilutive effect of stock options for the diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, the weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was 0.2 million.

     The Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 10) and the 2.25% Warrants sold in connection with the 2.25% Notes. Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the dilutive shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended September 30, 2011 was less than $59.43, no net shares were included in the computation of diluted earnings per share for such period, as the impact would have been anti-dilutive.
     In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 10) and the 3.00% Warrants sold in connection with the 3.00% Notes (the “3.00% Warrants”). Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the dilutive shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended September 30, 2011 was more than the conversion price in effect at the end of the period, the dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted earnings per share for such period. Refer to Note 10 for a description of the change to the conversion price, as a result of the Company’s decision to pay cash dividends during 2011.
7. INCOME TAXES
     The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. attributable to its foreign subsidiaries. The effective income tax rate of 37.6% of pretax income for the three months ended September 30, 2011 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state jurisdictions in which the Company operates.
     For the nine months ended September 30, 2011, the Company’s effective tax rate decreased to 37.6% from 38.7% for the same period in 2010. The change was primarily due to the mix of pretax income from the taxable state jurisdictions in which the Company operates, a change in valuation allowances for certain state net operating losses that occurred during the nine months ended September 30, 2011 and an increase in federal employment tax credits.
     As of September 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company did not incur any interest and penalties nor did it accrue any interest for the nine months ended September 30, 2011.
     Taxable years 2006 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
8. PROPERTY AND EQUIPMENT
     The Company’s property and equipment consisted of the following:

	Estimated
	Useful Lives	September 30,	December 31,
	in Years	2011	2010
		(Dollars in thousands)
Land	—	$194,248	$183,391
Buildings	30 to 40	276,473	241,355
Leasehold improvements	up to 30	82,709	68,808
Machinery and equipment	7 to 20	57,015	53,473
Furniture and fixtures	3 to 10	54,102	49,893
Company vehicles	3 to 5	9,464	9,182
Construction in progress	—	9,351	17,333

Total		683,362	623,435
Less accumulated depreciation and amortization		132,454	117,147

Property and equipment, net		$550,908	$506,288

     During the nine months ended September 30, 2011, the Company incurred $22.2 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the nine months ended September 30, 2011 associated with existing dealership operations totaling $22.4 million. Also, in conjunction with the Company’s acquisition of five separate dealerships during the nine months ended September 30, 2011, the Company acquired $29.2 million of real estate and other property and equipment.
     In the third quarter of 2011, the Company determined that certain of its real estate investments qualified as held-for-sale assets. Accordingly, the Company reclassified such investments to current assets in the accompanying Consolidated Balance Sheet as of September 30, 2011, after adjusting the carrying value to fair market value. The Company recognized a $3.2 million pre-tax asset impairment charge as a result.
9. CREDIT FACILITIES
     The Company has a $1.35 billion revolving syndicated credit arrangement with 21 financial institutions including four manufacturer-affiliated finance companies (the “Revolving Credit Facility”). The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (the “FMCC Facility”) as well as arrangements with BMW Financial Services for financing of its new and used vehicles in the U.K. and with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as current liabilities.
     The Company receives interest assistance from certain automobile manufacturers. Over the past three years, manufacturers’ interest assistance as a percentage of the Company’s total consolidated floorplan interest expense has ranged from 49.9% in the fourth quarter of 2008 to 96.8% for the third quarter of 2011. The Company records manufacturers’ interest assistance in cost of sales for new vehicle retail sales.
   Revolving Credit Facility
     The Revolving Credit Facility expires on June 1, 2016 and consists of two tranches: $1.1 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $250.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.60 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 150 basis points for new vehicle inventory and one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company had $7.0 million of related unamortized costs as of September 30, 2011 that were being amortized over the term of the facility.
     After considering outstanding balances of $437.1 million at September 30, 2011, the Company had $662.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $662.9 million available borrowings under the Floorplan Line was $116.8 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of September 30, 2011, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility for specific vehicle inventory must repaid upon the sale of the vehicle financed, and in no case may a borrowing for a specific vehicle remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of September 30, 2011. After considering $17.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $232.8 million of available borrowing capacity under the Acquisition Line as of September 30, 2011. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon the available borrowing base calculation within the debt covenants.
     All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2011, the Restricted Payment Basket totaled $79.7 million. As of September 30, 2011, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
   Ford Motor Credit Company Facility
     The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of September 30, 2011, the Company had an outstanding balance of $73.9 million with an available floorplan borrowing capacity of $76.1 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of September 30, 2011, the interest rate on the FMCC Facility was 5.5% before considering the applicable incentives.
   Other Credit Facilities
     The Company has a credit facility with BMW Financial Services for the financing of new, used and rental vehicle inventories related to its U.K. operations. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under this facility ranged from 0.2% to 3.5%, as of September 30, 2011.
     Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of September 30, 2011, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 2.5% to 6.8%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

10. LONG-TERM DEBT
     The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
2.25% Convertible Senior Notes due 2036 (principal of $182,753 at September 30, 2011 and December 31, 2010)	$143,228	$138,155
3.00% Convertible Senior Notes due 2020 (principal of $115,000 at September 30, 2011 and December 31, 2010)	76,617	74,365
Mortgage Facility	41,535	42,600
Other Real Estate Related and Long-Term Debt	185,998	170,291
Capital lease obligations related to real estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 9.3%	39,818	40,728

	487,196	466,139
Less current maturities of mortgage facility and other long-term debt	14,003	53,189

	$473,193	$412,950

   2.25% Convertible Senior Notes
     The Company’s outstanding 2.25% Convertible Senior Notes due 2036 (the “2.25% Notes”) had a fair value based on quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors of $179.3 million and $180.0 million as of September 30, 2011 and December 31, 2010, respectively. The Company determined the discount applicable to its 2.25% Notes using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.5% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.5%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 2.25% Notes and are being amortized to interest expense through 2016. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes.
     As of September 30, 2011 and December 31, 2010, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$14,071	$15,855

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(38,035)	(42,916)
Unamortized underwriter fees	(1,490)	(1,682)

Net carrying amount of liability component	$143,228	$138,155

Net impact on retained earnings	$(40,394)	$(37,420)

Unamortized debt issuance cost	$59	$67
     For the nine months ended September 30, 2011 and 2010, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Year-to-date contractual interest expense	$3,091	$3,091
Year-to-date discount amortization	$4,758	$4,320

Effective interest rate of liability component	7.7%	7.7%
3.00% Convertible Senior Notes
     The Company’s outstanding 3.00% Convertible Senior Notes due 2020 (the “3.00% Notes”) had a fair value based on quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors of $128.7 million and $143.3 million as of September 30, 2011 and December 31, 2010, respectively. The Company also determined the discount applicable to its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters of the 3.00% Notes for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 3.00% Notes and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes.
     As of September 30, 2011 and December 31, 2010, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Carrying amount of equity component	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)

Total net equity component	$24,487	$24,487

Deferred income tax component	$13,219	$13,971

Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(36,381)	(38,516)
Unamortized underwriter fees	(2,002)	(2,119)

Net carrying amount of liability component	$76,617	$74,365

Net impact on retained earnings	$(2,456)	$(1,202)

Unamortized debt issuance cost	$295	$313
     For the nine months ended September 30, 2011 and 2010, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Year-to-date contractual interest expense	$2,588	$1,822
Year-to-date discount amortization	$2,006	$1,285

Effective interest rate of liability component	8.6%	8.6%
     The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $49.641 as of September 30, 2011); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture. None of the conversion features of the Company’s 3.00% Notes were triggered in the three months ended September 30, 2011.
     As of September 30, 2011, the conversion rate was 26.1885 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $38.19 per share, which was reduced during the third quarter of 2011 as the result of the Company’s decision to pay a cash dividend of $0.13 per share of common stock for the second quarter of 2011 to holders of record on September 1, 2011. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.
     As of September 30, 2011, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was $56.11 due to the Company’s decision to pay a cash dividend of $0.13 per share of common stock for the second quarter of 2011 to holders of record on September 1, 2011. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.
     Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to purchase a total of 3.0 million shares of its common stock at a purchase price of $38.19 per share, the conversion price, as of September 30, 2011. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payments of cash dividends).
   Real Estate Credit Facility
     On December 29, 2010, the Company amended and restated its $235.0 million five-year real estate credit facility with Bank of America, N.A. and Comerica Bank. As amended and restated, the Real Estate Credit Facility (the “Mortgage Facility”) provides for $42.6 million of term loans with the right to expand to $75.0 million provided that (i) no default or event of default exists under the Mortgage Facility; (ii) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (iii) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the relevant real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized $0.9 million of debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility, $0.8 million of which are still unamortized as of September 30, 2011.
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
     The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding, which began in April 2011, and is required to repay the aggregate principal amount outstanding on the maturity date December 29, 2015. During the nine months ended September 30, 2011, the Company made principal payments of $1.1 million on outstanding borrowings from the Mortgage Facility. As of September 30, 2011, borrowings under the amended and restated Mortgage Facility totaled $41.5 million, with $2.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
     The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. As amended, the Mortgage Facility contains certain covenants, including financial ratios that must be complied with, including: fixed charge coverage ratio, total funded lease adjusted indebtedness to proforma EBITDAR ratio, and current ratio. For covenant calculation purposes, EBITDAR is defined as earnings before non-floorplan interest expense, taxes, depreciation and amortization and rent expense. EBITDAR also includes interest income and is further adjusted for certain non-cash income charges. In addition, congruent with the Revolving Credit Facility, the Mortgage Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities. As of September 30, 2011, the Company was in compliance with all of these covenants and the Mortgage Facility’s Restricted Payment Basket totaled $79.7 million. Based upon current operating and financial projections, the Company believes that it will remain compliant with such covenants for the remainder of the fiscal year.
   Real Estate Related Debt
     In addition to the amended and restated Mortgage Facility, the Company entered into separate term loans in 2010 and 2011, totaling $162.5 million, with three of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and a third-party financial institution (collectively, the “Real Estate Notes”). The Company used $116.4 million of these borrowings to refinance a portion of its Mortgage Facility and the remaining amount to finance owned or purchased real estate to be utilized in existing dealership operations. The Real Estate Notes may be expanded, are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.62% and 5.47%, and at variable indexed rates plus between 2.25% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $1.1 million of which are still unamortized as of September 30, 2011.
     The loan agreements with TMCC consist of four term loans. As of September 30, 2011, $27.0 million remained outstanding with $0.6 million classified as current and the remainder in long-term debt. The maturity dates vary from two to seven years and provide for monthly payments based on a 20-year amortization schedule. These four loans are cross-collateralized and cross-defaulted with each other. During the first three months of 2011, the loan agreements were amended to also be cross-defaulted with the Revolving Credit Facility.
     The loan agreements with MBFS consist of three term loans. As of September 30, 2011, $49.0 million remained outstanding with $1.5 million classified as current and the remainder in long-term debt. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other. They are also cross-defaulted with the Revolving Credit Facility.
     The loan agreements with BMWFS consist of 13 term loans. As of September 30, 2011, $71.3 million remained outstanding with $3.4 million classified as current and the remainder in long-term debt. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of seven years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 13 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
     The loan agreements with a third party financial institution consist of three term loans for an aggregate principal amount of $16.5 million, to finance real estate associated with three of the Company’s dealerships. The loans are repaid in monthly installments which began in September 2011, and mature in August 2016. As of September 30, 2011, borrowings under these notes totaled $16.4 million, with $0.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
     In October 2008, the Company executed a note agreement with a third-party financial institution for an aggregate principal amount of £10.0 million (the “Foreign Note”), which is secured by the Company’s foreign subsidiary properties. The Foreign Note is being repaid in monthly installments that began in March 2010 and matures in August 2018. As of September 30, 2011, borrowings under the Foreign Note totaled $12.7 million, with $1.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
     The Company holds real estate investments that qualified as held-for-sale assets as of September 30, 2011. The Company adjusts the carrying value of these assets each period to an estimate of fair value, less costs to sell, that utilizes third-party appraisals and brokers’ opinions of value.
     The Company’s derivative financial instruments are recorded at fair market value. See Note 4 “Derivative Instruments and Risk Management Activities” for further details regarding the Company’s derivative financial instruments.
     The Company determined that its investments in marketable securities, debt instruments and interest rate derivative financial instruments met the criteria for disclosure within the Fair Value Measurements Topic. The respective fair values measured on a recurring basis as of September 30, 2011 and December 31, 2010, respectively, were as follows:

	As of September 30, 2011
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities — money market	$1,391	$—	$1,391

Assets held-for-sale	—	8,525	8,525

Debt securities:
Demand obligations	—	336	336
Collateralized mortgage obligations	—	32	32
Corporate bonds	—	655	655
Municipal obligations	—	688	688
Mortgage backed	—	661	661

Total debt securities	—	2,372	2,372

Total	$1,391	$10,897	$12,288

Liabilities:

Interest rate derivative financial instruments	$—	$32,769	$32,769

Total	$—	$32,769	$32,769

	As of December 31, 2010
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities — money market	$1,695	$—	$1,695

Assets held-for-sale	—	5,575	5,575

Debt securities:
Demand obligations	—	680	680
Collateralized mortgage obligations	—	121	121
Corporate bonds	—	1,114	1,114
Municipal obligations	—	1,004	1,004
Mortgage backed	—	753	753

Total debt securities	—	3,672	3,672

Total	$1,695	$9,247	$10,942

Liabilities:
Interest rate derivative financial instruments	$—	$17,524	$17,524

Total	$—	$17,524	$17,524

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
   Legal Proceedings
     Currently, the Company is not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows, including class action lawsuits. However, the results of current, or future, matters cannot be predicted with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.
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
     From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $21.8 million as of September 30, 2011. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.
     In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. The Company does not anticipate that the costs of such compliance will have a material adverse effect on its business, consolidated results of operations, financial condition, or cash flows, although such outcome is possible given the nature of its operations and the extensive legal and regulatory framework applicable to its business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. In addition, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, has the potential to increase the Company’s future annual employee health care costs. Further, new laws and regulations, particularly at the federal level, may be enacted, which could also have a materially adverse impact on its business. The Company does not have any material known environmental commitments or contingencies.
13. COMPREHENSIVE INCOME
     The following table provides a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Net income	$21,494	$18,985	$61,539	$39,735
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(9,842)	1,522	(9,528)	3,904
Unrealized gain (loss) on investments	(11)	13	(22)	(11)
Unrealized gain (loss) on currency translation	(978)	1,712	319	201

Total comprehensive income	$10,663	$22,232	$52,308	$43,829

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
     Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
•	the recent economic recession substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; further deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;
•	adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;
•	the future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control changes legislation, and unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;
•	our principal automobile manufacturers, especially Toyota, Ford, Daimler, Chrysler, Nissan, Honda, General Motors and BMW, because of financial distress, bankruptcy, natural disasters that disrupt production or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•	restructuring by one or more of our principal manufacturers, up to and including bankruptcy may cause us to suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;
•	requirements imposed on us by our manufacturers may require dispositions, limit our acquisitions or increases in the level of capital expenditures related to our dealership facilities;
•	our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;
•	our failure to achieve expected future cost savings or future costs may be higher than we expect;
•	manufacturer quality issues may negatively impact vehicle sales and brand reputation;
•	available capital resources, increases in cost of financing and various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;
•	our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;
•	foreign exchange controls and currency fluctuations;
•	new accounting standards could materially impact our reported earnings per share;
•	the inability to complete additional acquisitions or changes in the pace of acquisitions;
•	the inability to adjust our cost structure to offset any reduction in the demand for our products and services;
•	our loss of key personnel;
•	competition in our industry may impact our operations or our ability to complete additional acquisitions;
•	the failure to achieve expected sales volumes from our new franchises;
•	insurance costs could increase significantly and all of our losses may not be covered by insurance; and
•	our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.
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
Overview
     We are a leading operator in the automotive retail industry. As of September 30, 2011, we owned and operated 125 franchises, representing 30 brands of automobiles, at 100 dealership locations and 25 collision service centers in the United States of America (the “U.S.”) and ten franchises, representing two brands, at five dealerships and three collision centers in the United Kingdom (the “U.K.”). We market and sell an extensive range of automotive products and services, including new and used cars and light trucks, arrange related financing, sell vehicle service and insurance contracts, maintenance and repair services, and replacement parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.
     As of September 30, 2011, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (i) the East (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina) and (ii) the West (58 dealerships in California, Kansas, Oklahoma and Texas). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.
Outlook
     From September 2008 through most of 2009, the U.S. and global economies suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. Through much of 2010 and the first nine months of 2011, economic trends have stabilized and consumer demand for new and used vehicles has shown improvement. According to industry experts, the average 2011 seasonally adjusted annual rate of sales (or “SAAR”) was 12.5 million units, compared to 11.3 million units a year ago. But given the depth of the downturn and current pace of recovery, a return to historically normalized industry selling levels will probably be extended.
     In March of 2011, the earthquake and tsunami in Japan adversely affected certain vehicle manufacturers and a number of parts suppliers on which these manufacturers depend. Manufacturers, including Toyota, Nissan and Honda, which represented 61.6% of our new vehicle unit sales in 2010, have experienced a shortage of parts that are critical to vehicle production, limiting the supply of new vehicles and negatively impacting the volume of new vehicles sold during the second and third quarters of 2011. As a result, those same manufacturers have only represented 50.9% of new vehicle unit sales for the nine months ended September 30, 2011. We expect the inventory supply limitations of these brands to improve in the near term.
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
     We continue to closely scrutinize all planned capital spending and work closely with our manufacturer partners in this area to make prudent investment decisions that are expected to generate an adequate return and improve the customer experience. We anticipate that 2011 capital spending will be less than $50.0 million, which includes about $10.0 million for specific growth initiatives in our parts and service business segment.

     We remain committed to our growth-by-acquisition strategy, and with the prolonged nature of the anticipated economic recovery, we believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria. During the nine months ended September 30, 2011, we completed the acquisitions of one Volkswagen dealership, one BMW/MINI dealership, two Ford dealerships, one Buick/GMC dealership, and were awarded one Fiat franchise, which are expected to generate $345.0 million in aggregate annual revenues. We will continue to pursue dealership investment opportunities that we believe will add value for our company and stockholders.
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
     We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income. In particular, the disruption in new vehicle production, for many of our import manufacturer partners resulting from the natural disasters in Japan earlier in 2011, altered these seasonal trends for much of 2011.
     For the three months ended September 30, 2011, total revenues increased 7.4% from 2010 levels to $1.6 billion and gross profit improved 8.7% to $248.8 million. For the nine months ended September 30, 2011, total revenues increased 9.4% from 2010 levels to $4.5 billion and gross profit improved 8.3% to $714.7 million. Operating income rose for the three and nine months ended September 30, 2011 by 7.7% and 25.9%, respectively, from 2010 to $50.1 million and $143.7 million, respectively. Income before income taxes improved to $34.5 million for the third quarter of 2011, which was a 12.7% improvement over the same period from the prior year. For the first nine months of 2011, income before income taxes increased 52.3% to $98.7 million. For the three months ended September 30, 2011 and 2010, we realized net income of $21.5 million and $19.0 million, respectively, and diluted income per share of $0.94 and $0.83, respectively. For the nine months ended September 30, 2011 and 2010, we realized net income of $61.5 million and $39.7 million, respectively, and diluted income per share of $2.67 and $1.70, respectively. Our net cash flow provided by operations was $301.1 million for the nine months ended September 30, 2011, while our net cash flow used in operations was $52.2 million for the nine months ended September 30, 2010.

Key Performance Indicators
     The following table highlights certain of the key performance indicators we use to manage our business:
   Consolidated Statistical Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Unit Sales
Retail Sales
New Vehicle	25,777	26,396	74,578	72,128
Used Vehicle	18,770	17,601	52,700	50,230

Total Retail Sales	44,547	43,997	127,278	122,358
Wholesale Sales	9,697	9,308	27,246	24,716

Total Vehicle Sales	54,244	53,305	154,524	147,074

Gross Margin
New Vehicle Retail Sales	6.5%	5.7%	6.2%	5.8%
Total Used Vehicle Sales	7.1%	7.7%	8.0%	8.3%
Parts and Service Sales	52.0%	54.3%	52.5%	54.1%
Total Gross Margin	15.8%	15.7%	16.0%	16.2%

SG&A(1) as a % of Gross Profit	75.7%	76.0%	76.5%	79.2%

Operating Margin	3.2%	3.2%	3.2%	2.8%

Pretax Margin	2.2%	2.1%	2.2%	1.6%

Finance and Insurance Revenues per Retail Unit Sold	$1,156	$1,006	$1,118	$1,018

(1)	Selling, general and administrative expenses.
     The following discussion briefly highlights certain results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
     During the nine months of 2011, the industry experienced an increase in the SAAR of new vehicle unit sales. This increase is primarily related to the stabilization of the U.S. economic conditions and a growing need to replace aged or scrapped vehicles. While the average SAAR is still low relative to the years immediately preceding the recession, it has risen from 11.3 million through the first nine months of 2010 to 12.5 million in 2011, a 10.6% improvement. Our unit sales performance has outpaced the specific performances of most of a number of the brands we represent, though our overall sales increases lagged the industry results due primarily to our brand mix and inventory shortages in our import brands. Our new vehicle retail sales revenues increased 4.9% and 9.0% for the three and nine months ended September 30, 2011, respectively. We achieved this increase despite inventory shortages in our predominant import brands, caused by the natural disasters in Japan that occurred in March 2011. The improvements primarily reflect an increase in average selling price. New vehicle retail gross margin improved during the three and nine months ended September 30, 2011, reflecting brand and car/truck mix shifts, as well as the impact of constrained inventory levels.
     Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles, new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The stabilizing economic environment that benefited new vehicle sales also supported improved used vehicle demand that positively impacted our used vehicle retail sales in comparison to our 2010 results. Further, the wholesale side of our business experienced increases in unit sales for the three and nine months ended September 30, 2011, primarily as a result of a trend in trade-ins towards higher mileage units. Used vehicle gross margins declined for the three and nine months ended September 30, 2011, due to tightening price relativities between new and used vehicles, as well as a recent decline in auction prices.

     Our parts and service sales increased by 7.0% and 5.8%, respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily driven by increases in our collision and wholesale parts businesses, as well as increases in our customer-pay parts and service business. The overall improvement in our parts and service business is particularly noteworthy, given that the comparable period in 2010 was bolstered by two significant Toyota recall campaigns and given the loss of approximately one week of business in August 2011 as many of our stores in the Northeast portion of the U.S. prepared for and then recovered from the effects of Hurricane Irene. The stores impacted by the hurricane represent approximately 25% of our normal total sales revenues. Our parts and service margins declined for the three and nine month periods in 2011 as compared to the same period in 2010 as growth in our collision and wholesale parts segments which are relatively lower margin segments, outpaced the growth in our customer-pay and warranty related parts and service segments. We also experienced declining margins in our warranty parts and service business, reflecting a return to more normalized levels as the Toyota recalls of 2010 consisted predominantly of labor services that generated higher margin than the corresponding parts.
     Our consolidated finance and insurance income per retail unit sold (“PRU”) also increased for the third quarter and first nine months of 2011 as compared to 2010, primarily driven by an increase in finance income per contract coupled with improvements in both our vehicle service contract penetration rates and income per contract.
     Our consolidated selling, general and administrative (“SG&A”) expenses increased in absolute dollars, but decreased as a percentage of gross profit by 30 and 270 basis points, respectively, for the three and nine months ended September 30, 2011 from the comparable periods in 2010, reflecting ongoing cost control and the leverage on our cost structure that the higher revenues and gross profits provide.
     For the three and nine months ended September 30, 2011, floorplan interest expense decreased 22.8% and 19.7%, respectively, as compared to the same period in 2010, due to a decline in weighted average floorplan interest rates, as well as a decline in weighted average borrowings for the three months ended September 30, 2011. Other interest expense increased 25.4% and 22.4% for the three and nine months ended September 30, 2011, respectively, primarily attributable to higher mortgage interest rates coupled with an increase in weighted average real estate borrowings outstanding as we continue to strategically add dealership related real estate to our portfolio. As a result, our pretax margin for the three and nine months ended September 30, 2011, increased 10 and 60 basis points, respectively, as compared to 2010.
     We address these items further, and other variances between the periods presented, in the “-Results of Operations” section below.
Recent Accounting Pronouncements
     Refer to the Recent Accounting Pronouncements section within Note 2, “Summary of Significant Accounting Policies and Estimates,” of Item 1 for a discussion of those most recent pronouncements that impact us.
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
Results of Operations
     The following tables present comparative financial and non-financial data for the three and nine months ended September 30, 2011 and 2010, of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”) and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.
     The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2011 as compared to 2010:

   Total Same Store Data
   (dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Revenues
New vehicle retail	$818,269	(0.0)%	$818,645	$2,369,672	6.5%	$2,225,429
Used vehicle retail	361,511	6.6%	339,094	1,016,231	6.7%	952,124
Used vehicle wholesale	66,018	13.6%	58,140	184,630	19.7%	154,188
Parts and Service	199,744	2.2%	195,416	584,251	3.2%	566,294
Finance, insurance and other	48,913	10.9%	44,107	137,759	11.8%	123,194

Total revenues	$1,494,455	2.7%	$1,455,402	$4,292,543	6.7%	$4,021,229

Cost of Sales
New vehicle retail	$764,233	(1.0)%	$771,813	$2,220,979	6.0%	$2,095,451
Used vehicle retail	330,939	7.2%	308,673	923,976	7.0%	863,209
Used vehicle wholesale	66,097	14.4%	57,782	180,535	19.6%	150,978
Parts and Service	94,292	5.6%	89,280	273,820	5.5%	259,538

Total cost of sales	$1,255,561	2.3%	$1,227,548	$3,599,310	6.8%	$3,369,176

Gross profit	$238,894	4.8%	$227,854	$693,233	6.3%	$652,053

Selling, general and administrative expenses	$180,417	4.1%	$173,389	$528,971	4.0%	$508,427
Depreciation and amortization expenses	$6,634	0.0%	$6,632	$19,264	0.3%	$19,213
Floorplan interest expense	$6,606	(26.3)%	$8,961	$19,576	(21.3)%	$24,884
Gross Margin
New Vehicle Retail	6.6%		5.7%	6.3%		5.8%
Used Vehicle	7.1%		7.7%	8.0%		8.3%
Parts and Service	52.8%		54.3%	53.1%		54.2%
Total Gross Margin	16.0%		15.7%	16.1%		16.2%
SG&A as a % of Gross Profit	75.5%		76.1%	76.3%		78.0%
Operating Margin	3.2%		3.2%	3.3%		3.0%
Finance and Insurance Revenues per Retail Unit Sold	$1,155	14.7%	$1,007	$1,123	10.3%	$1,018
     The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three and nine months ended September 30, 2011 and 2010.

   New Vehicle Retail Data
   (dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Retail Unit Sales
Same Stores	24,427	(7.1)%	26,298	71,807	0.7%	71,300
Transactions	1,350		98	2,771		828

Total	25,777	(2.3)%	26,396	74,578	3.4%	72,128

Retail Sales Revenues
Same Stores	$818,269	(0.0)%	$818,645	$2,369,672	6.5%	$2,225,429
Transactions	44,391		3,476	87,583		28,664

Total	$862,660	4.9%	$822,121	$2,457,255	9.0%	$2,254,093

Gross Profit
Same Stores	$54,035	15.4%	$46,832	$148,692	14.4%	$129,977
Transactions	2,127		243	4,506		1,583

Total	$56,162	19.3%	$47,075	$153,198	16.4%	$131,560

Gross Profit per Retail
Unit Sold
Same Stores	$2,212	24.2%	$1,781	$2,071	13.6%	$1,823
Transactions	$1,576		$2,480	$1,626		$1,912
Total	$2,179	22.2%	$1,783	$2,054	12.6%	$1,824

Gross Margin
Same Stores	6.6%		5.7%	6.3%		5.8%
Transactions	4.8%		7.0%	5.1%		5.5%
Total	6.5%		5.7%	6.2%		5.8%
     The stabilization of U.S. economic conditions, coupled with the increase in SAAR, as well as the focus that we have placed on improving our sales processes at our dealerships, helped to offset the negative impact of inventory shortages experienced during the third quarter of 2011 in our predominant import brands resulting from the natural disaster in Japan. From a mix standpoint, we achieved increases in Same Store unit sales of 24.9% and in Same Store revenues of 28.1% in our domestic brands that offset the 8.1% decline in Same Store revenues within our import brands. Although the impact of the natural disasters has temporarily constrained the supply of new vehicle inventory, primarily in our import brands, we anticipate that total industry-wide sales of new vehicles for 2011 will be higher than 2010, as the economy continues to recover. However, the level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.
     Our total Same Store revenues PRU increased 7.6% to $33,499 in the third quarter of 2011, due primarily to manufacturer price increases, and a mix shift to trucks from cars. In the third quarter of 2011, our Same Store retail new truck unit sales increased by 5.0% and our retail new car unit sales decreased by 15.3%, as compared with the same period in 2010. Our Same Store new vehicle gross profits improved 15.4% for the three months ended September 30, 2011 and our Same Store gross profit PRU increased by 24.2% to $2,212. This gross profit PRU improvement consisted of increases in predominantly all of the brands that we represent. As a result, our Same Store gross margin grew 90 basis points from 5.7% in the third quarter of 2010 to 6.6% in 2011.
     For the nine months ended September 30, 2011, as compared to the corresponding period in 2010, Same Store new vehicle unit sales and revenues increased 0.7% and 6.5%, respectively. We achieved increases in Same Store unit sales of 25.1% and 2.8% in our domestic and luxury categories, respectively, partially offset by a decrease in Same Store unit sales of 6.0% in our import category. Our Same Store new vehicle retail revenues PRU improved 5.7% to $33,001 for the nine months ended September 30, 2011. Gross profit PRU improved 13.6% to $2,071 in the third quarter of 2011 from $1,823 during the same period in 2010, and, as a result, our gross margin grew 50 basis points from 5.8% to 6.3% for the nine months ended 2011, as compared to the same period in 2010.
     The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Toyota	7,393	(23.3)%	9,638	22,455	(12.3)%	25,600
Nissan	3,916	5.2	3,722	10,464	(0.6)	10,531
BMW	3,226	2.4	3,149	9,257	13.1	8,185
Honda	2,402	(22.7)	3,107	8,283	(5.7)	8,785
Ford	1,925	6.5	1,807	5,440	10.0	4,945
General Motors	1,336	28.7	1,038	3,668	28.7	2,851
Chrysler	1,300	62.9	798	3,319	56.6	2,120
Daimler	1,292	(14.2)	1,506	4,135	2.0	4,055
Other	1,637	6.8	1,533	4,786	13.2	4,228

Total	24,427	(7.1)%	26,298	71,807	0.7%	71,300

     Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended September 30, 2011 and 2010 was $6.7 million and $6.5 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turnover.
     In effect as of September 30, 2011, we had interest rate swaps with an aggregate notional amount of $300.0 million, at a weighted average fixed rate of 4.3%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and further mitigating the impact of interest rate fluctuations. Over the past three years, manufacturers’ interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 49.9% in the fourth quarter of 2008 to 96.8% in the third quarter of 2011.
     We continue to aggressively manage the mix and overall level of our new vehicle inventory in response to the rapidly changing market conditions. Our consolidated days’ supply of new vehicle inventory decreased to 49 days as of September 30, 2011 compared to 59 days at December 31, 2010.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Retail Unit Sales
Same Stores	17,939	2.6%	17,487	50,809	2.2%	49,699
Transactions	831		114	1,891		531

Total	18,770	6.6%	17,601	52,700	4.9%	50,230

Retail Sales Revenues
Same Stores	$361,511	6.6%	$339,094	$1,016,231	6.7%	$952,124
Transactions	15,604		1,531	37,378		8,252

Total	$377,115	10.7%	$340,625	$1,053,609	9.7%	$960,376

Gross Profit
Same Stores	$30,572	0.5%	$30,421	$92,255	3.8%	$88,915
Transactions	1,495		149	3,260		638

Total	$32,067	4.9%	$30,570	$95,515	6.7%	$89,553

Gross Profit per Retail
Unit Sold
Same Stores	$1,704	(2.1)%	$1,740	$1,816	1.5%	$1,789
Transactions	$1,799		$1,307	$1,724		$1,202
Total	$1,708	(1.7)%	$1,737	$1,812	1.6%	$1,783

Gross Margin
Same Stores	8.5%		9.0%	9.1%		9.3%
Transactions	9.6%		9.7%	8.7%		7.7%
Total	8.5%		9.0%	9.1%		9.3%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Wholesale Unit Sales
Same Stores	9,222	(0.5)%	9,264	26,210	7.4%	24,415
Transactions	475		44	1,036		301

Total	9,697	4.2%	9,308	27,246	10.2%	24,716

Wholesale Sales Revenues
Same Stores	$66,018	13.6%	$58,140	$184,630	19.7%	$154,188
Transactions	3,033		323	6,979		2,465

Total	$69,051	18.1%	$58,463	$191,609	22.3%	$156,653

Gross Profit
Same Stores	$(79)	(122.1)%	$358	$4,096	27.6%	$3,211
Transactions	(124)		(53)	(138)		(123)

Total	$(203)	(166.6)%	$305	$3,958	28.2%	$3,088

Gross Profit per
Wholesale Unit Sold
Same Stores	$(9)	(123.1)%	$39	$156	18.2%	$132
Transactions	$(261)		$(1,205)	$(133)		$(409)
Total	$(21)	(163.6)%	$33	$145	16.0%	$125

Gross Margin
Same Stores	(0.1)%		0.6%	2.2%		2.1%
Transactions	(4.1)%		(16.4)%	(2.0)%		(5.0)%
Total	(0.3)%		0.5%	2.1%		2.0%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Used Vehicle Unit Sales
Same Stores	27,161	1.5%	26,751	77,019	3.9%	74,114
Transactions	1,306		158	2,927		832

Total	28,467	5.8%	26,909	79,946	6.7%	74,946

Sales Revenues
Same Stores	$427,529	7.6%	$397,234	$1,200,861	8.5%	$1,106,312
Transactions	18,637		1,854	44,357		10,717

Total	$446,166	11.8%	$399,088	$1,245,218	11.5%	$1,117,029

Gross Profit
Same Stores	$30,493	(0.9)%	$30,779	$96,351	4.6%	$92,126
Transactions	1,371		96	3,122		515

Total	$31,864	3.2%	$30,875	$99,473	7.4%	$92,641

Gross Profit per Used Vehicle Unit Sold Same Stores	$1,123	(2.4)%	$1,151	$1,251	0.6%	$1,243
Transactions	$1,050		$608	$1,067		$619
Total	$1,119	(2.4)%	$1,147	$1,244	0.6%	$1,236

Gross Margin
Same Stores	7.1%		7.7%	8.0%		8.3%
Transactions	7.4%		5.2%	7.0%		4.8%
Total	7.1%		7.7%	8.0%		8.3%
     In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles, new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. For the three months ended September 30, 2011 our Same Store used retail revenues improved by 6.6% on a 2.6% increase in Same Store used retail units sales, as compared to the same period in 2010. Our average selling price PRU increased 3.9% in the three months ended September 30, 2011 to $20,152. For the nine months ended September 30, 2011, our Same Store used retail revenue improved by 6.7% on a 2.2% increase in Same Store used retail unit sales as compared to the same period in 2010, primarily as a result of an increase in our average selling price PRU of 4.4% to $20,001. The increases for both the three and nine month periods of 2011 reflect the overall strengthening in used vehicle valuations experienced in 2011, as compared to 2010.
     Our certified pre-owned (“CPO”) volume increased 1.8% to 6,005 units sold in the three months ended September 30, 2011 as compared to the same period of 2010, corresponding to the overall increase in used retail volume. As a percentage of total retail sales, CPO units decreased 150 basis points to 32.0% of total used retail units for the three months ended September 30, 2011 as compared to the same period of 2010. The decline in CPO volume as a percent of total used retail units is primarily the result of the recent mix shift to domestic brands, as well as the impact of a decrease in supply of quality, off-lease luxury vehicles.
     During the first six months of 2011, a shortage in supply of new vehicle inventory in many of the import brands drove up demand for used vehicles. With increased demand and shortening supply, auction prices of used vehicles experienced steady increases over 2010 levels. The Manheim Index, which measures used vehicle auction prices, reached an all-time high at the end of the second quarter of 2011. During the third quarter of 2011, the index declined to the lowest level of 2011, but was still above comparable 2010 levels. In addition, price relativities between new and used vehicles also continued to pressure used retail vehicle profits. As a result, gross profit per used retail unit declined 2.1% to $1,704 and coupled with the increase in average sales price PRU, our Same Store used retail vehicle margins declined 50 basis points to 8.5% in the third quarter of 2011. For the nine months ended September 30,

2011, gross profit per used retail unit increased 1.5%, but was outpaced by the increase in average sales price PRU. As a result, our Same Store used retail vehicle margins decreased 20 basis points as compared to the same period in 2010.
     The limited availability of quality used vehicles also impacted our wholesale used vehicle business during the third quarter of 2011. We sold 0.5% fewer wholesale units in the three months ended September 30, 2011 than we did last year. In spite of the decline in volume, we realized an increase in our wholesale used vehicles revenues of 13.6% for the quarter ended September 30, 2011, as the price of vehicles sold at auction increased on a year over year basis.
     Our wholesale gross profit PRU declined $48 during the third quarter of 2011 to a loss of $9 per wholesale unit and wholesale used vehicle gross margin experienced a 70 basis point decrease as compared to the same period in 2010. These declines correspond with the decrease in used vehicle market prices during the quarter as the Manheim Index declined to its lowest level of the year in September 2011.
     Our days’ supply of used vehicle inventory was 29 days at September 30, 2011, which was down from December 31, 2010 levels of 31 days, further reflecting the increased demand.
Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Parts and Service Revenues
Same Stores	$199,744	2.2%	$195,416	$584,251	3.2%	$566,294
Transactions	10,323		848	24,857		9,468

Total	$210,067	7.0%	$196,264	$609,108	5.8%	$575,762

Gross Profit
Same Stores	$105,453	(0.6)%	$106,136	$310,431	1.2%	$306,756
Transactions	3,778		471	9,382		4,522

Total	$109,231	2.5%	$106,607	$319,813	2.7%	$311,278

Gross Margin
Same Stores	52.8%		54.3%	53.1%		54.2%
Transactions	36.6%		55.5%	37.7%		47.8%
Total	52.0%		54.3%	52.5%		54.1%
     Our Same Store parts and service revenues increased 2.2% for the three months ended September 30, 2011, driven primarily by a 6.8% increase in wholesale part sales and a 2.6% increase in customer-pay parts and service sales. We also generated a 7.4% increase in collision revenues. The increase in Same Store parts and service revenues were partially offset by a 6.3% decrease in warranty parts and service revenues related to the non-recurrence of the large Toyota recall in 2010. Similarly, for the nine months ended September 30, 2011, Same Store parts and service revenues increased 3.2%, as compared to the same period a year ago. The overall increase consisted of improvements in our wholesale parts business of 5.9%, our customer-pay parts and service revenues of 2.2%, and our collision revenues of 6.8%, as compared to the same period in 2010. Year to date, our warranty parts and service revenues increased 0.8%.
     Our Same Store wholesale parts business benefited from an increase in business with second-tier collision centers and repair shops, which was stimulated by the stabilization in the economy, as well as the closure of surrounding dealerships. Our Same Store collision business increased for the three and nine months ended September 30, 2011, as compared to the comparable period in 2010, benefiting from recent improvements in business processes, as well as the expansion of our collision center footprint.
     In addition, the increase in Same Store customer-pay parts and service revenues for the three and nine months ended September 30, 2011, as compared to prior periods, was realized in most of the major brands that we represent, primarily driven by initiatives focused on customers, products and processes that continue to build momentum and generate results. The decline in our Same Store warranty parts and service revenue for the third quarter of 2011, as compared to prior periods was primarily driven by declines in our Toyota stores, which continued to benefit from two major recalls in the third quarter of 2010, as well as, a number of other import and luxury brands. For the nine months ended September 30, 2011, increases in BMW and Lexus recall activity more than offset the declines in our Toyota brand associated with the major recalls.
     Our Same Store parts and service gross profit and gross margin for the three months ended September 30, 2011 decreased 0.6% and 150 basis points, respectively, from the comparable period in 2010. Growth in our collision and wholesale parts business, which have relatively lower margins, outpaced the growth in our customer-pay business. Further, the decline in margins also reflected the return to more normalized levels in our warranty parts and service segment, which benefited from the 2010 Toyota recall campaigns. These recalls consisted predominantly of labor services that generate higher margins than the corresponding parts. For the nine months ended September 30, 2011, Same Store parts and service gross profit improved 1.2%, while gross margin declined 110 basis points. In addition to the factors described above, recently instituted customer-pay initiatives that are designed to grow market share and revenues have eclipsed the growth in our other higher margin products and services, resulting in improved gross profits, but a decline in our customer-pay parts and service margins.
Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Retail New and Used Unit Sales
Same Stores	42,366	(3.2)%	43,785	122,616	1.3%	120,999
Transactions	2,181		212	4,662		1,359

Total	44,547	1.3%	43,997	127,278	4.0%	122,358

Retail Finance Fees
Same Stores	$17,492	11.9%	$15,638	$48,441	14.9%	$42,160
Transactions	1,024		65	1,947		414

Total	$18,516	17.9%	$15,703	$50,388	18.4%	$42,574

Vehicle Service Contract Fees
Same Stores	$20,195	8.3%	$18,642	$57,744	10.4%	$52,282
Transactions	896		62	1,417		341

Total	$21,091	12.8%	$18,704	$59,161	12.4%	$52,623

Insurance and Other
Same Stores	$11,226	14.2%	$9,827	$31,574	9.8%	$28,752
Transactions	663		48	1,132		584

Total	$11,889	20.4%	$9,875	$32,706	11.5%	$29,336

Total
Same Stores	$48,913	10.9%	$44,107	$137,759	11.8%	$123,194
Transactions	2,583		175	4,496		1,339

Total	$51,496	16.3%	$44,282	$142,255	14.2%	$124,533

Finance and Insurance Revenues
per Unit Sold
Same Stores	$1,155	14.7%	$1,007	$1,123	10.3%	$1,018
Transactions	$1,184		$825	$964		$985
Total	$1,156	14.9%	$1,006	$1,118	9.8%	$1,018
     Our focus on improving our finance and insurance business processes, as well as the pricing of our products continues to reap benefits. Our Same Store finance and insurance revenues increased by 10.9% to $48.9 million for the three months ended September 30, 2011, when compared to the same period in 2010. This improvement was primarily driven by the increases in finance and vehicle service contract income per contract of 14.0% and 4.1%, respectively, and an increase in vehicle service contract penetration rates of 250 basis points to 37.0%. The improved finance income per contract was driven by an increase in amounts financed, corresponding with higher average selling prices, and stabilizing economic and customer lending conditions that have allowed for lower customer down-payments and higher amounts financed. In addition, we experienced a 14.2% increase in insurance and other product revenue as a result of increases in both income per contract and penetration rates relating to these product offerings. These increases more than offset a 3.2% decrease in our retail new and used retail sales and an increase in our chargeback expense. As a result, our Same Store revenues PRU for the three months ended September 30, 2011 improved 14.7%, or $148, to $1,155 per retail unit sold.
     For the nine months ended September 30, 2011, our Same Store finance and insurance revenues improved 11.8% over the comparable 2010 period, primarily as a result of an increase in finance income per contract of 13.9%. In addition, we generated increases in our vehicle service contract penetration rate of 210 basis points to 36.4% and our vehicle service contract income per contract of 3.3%.And coupled with new and used vehicle retail sales volumes increases through the first nine months of 2011, these improvements more than offset an increase in chargeback expense. Our Same Store revenues PRU increased 10.3%, or $105, to $1,123 PRU sold for the nine months ended September 30, 2011.
   Selling, General and Administrative Data
   (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Personnel
Same Stores	$110,840	7.2%	$103,384	$322,623	6.8%	$302,207
Transactions	4,614		591	10,281		4,864

Total	$115,454	11.0%	$103,975	$332,904	8.4%	$307,071

Advertising
Same Stores	$10,946	(5.6)%	$11,590	$33,183	0.0%	$33,169
Transactions	540		46	1,453		350

Total	$11,486	(1.3)%	$11,636	$34,636	3.3%	$33,519

Rent and Facility Costs
Same Stores	$22,685	3.2%	$21,980	$64,369	(2.3)%	$65,859
Transactions	920		425	3,092		3,064

Total	$23,605	5.4%	$22,405	$67,461	(2.1)%	$68,923

Other SG&A
Same Stores	$35,946	(1.3)%	$36,435	$108,796	1.5%	$107,192
Transactions	1,694		(526)	3,323		6,091

Total	$37,640	4.8%	$35,909	$112,119	(1.0)%	$113,283

Total SG&A
Same Stores	$180,417	4.1%	$173,389	$528,971	4.0%	$508,427
Transactions	7,768		536	18,149		14,369

Total	$188,185	8.2%	$173,925	$547,120	4.7%	$522,796

Total Gross Profit
Same Stores	$238,894	4.8%	$227,854	$693,233	6.3%	$652,053
Transactions	9,859		985	21,506		7,959

Total	$248,753	8.7%	$228,839	$714,739	8.3%	$660,012

SG&A as a % of Gross Profit
Same Stores	75.5%		76.1%	76.3%		78.0%
Transactions	78.8%		54.4%	84.4%		180.5%
Total	75.7%		76.0%	76.5%		79.2%
Employees	8,100		7,500	8,100		7,500

     Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.
     Our continued cost rationalization efforts have provided benefit to us throughout the third quarter of 2011 in the form of a leaner cost organization and better leverage of revenue and gross profit growth. Coupled with the increase in gross profit, our Same Store SG&A as a % of Gross Profit improved 60 basis points to 75.5% for the three months ended September 30, 2011 and 170 basis points to 76.3% for the nine months ended September 30, 2011, as compared to the same periods in 2010. Our absolute dollars of Same Store SG&A expenses increased by $7.0 million and $20.5 million, for the three and nine months, respectively, from the same periods in 2010. The increase was primarily attributable to personnel costs, which predominantly correlate with vehicle sales. Our net advertising expenses decreased by $0.6 million in the third quarter of 2011and was flat for nine months ended September 30, 2011 as compared to 2010 as advertising spending was rationalized in light of the general inventory shortage experienced through much of 2011.
     We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with all of our vendors and service providers.
     Our Same Store rent and facilities expense increased $0.7 million for the three months ended September 30, 2011, as building repair maintenance activity increased, and in light of the damages in August by Hurricane Irene to a number of our dealership facilities in the Northeast portion of the U.S. For the nine months ended September 30, 2011, rent and facilities expense declined $1.5 million as compared to the same period in 2010. This decrease was primarily as a result of our purchase of real estate associated with existing dealerships, which served to reduce our rent expense. We plan to continue to strategically add dealership-related real estate to our portfolio.
   Depreciation and Amortization Data
   (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	%Change	2010	2011	%Change	2010
Same Stores	$6,634	0.0%	$6,632	$19,264	0.3%	$19,213
Transactions	211		140	617		723

Total	$6,845	1.1%	$6,772	$19,881	(0.3)%	$19,936

     Our Same Store depreciation remained flat for the three and nine months ended September 30, 2011, as compared to the same period of 2010. We continue to strategically add dealership related real estate to our portfolio and to make improvements to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Asset Impairment
     In the third quarter of 2011, we determined that certain of our real estate investments qualified as held-for-sale assets. Accordingly, we reclassified such investments to current assets in the accompanying Consolidated Balance Sheet as of September 30, 2011, after adjusting the carrying value to fair market value. We recognized a $3.2 million pre-tax asset impairment charge as a result.
   Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	%Change	2010	2011	%Change	2010
Same Stores	$6,606	(26.3)%	$8,961	$19,576	(21.3)%	$24,884
Transactions	358		60	669		336

Total	$6,964	(22.8)%	$9,021	$20,245	(19.7)%	$25,220

Memo:
Manufacturer’s assistance	$6,740	3.5%	$6,512	$18,836	5.6%	$17,836

     Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR (or Prime rate in some cases) plus a spread. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of September 30, 2011, we had effective interest rate swaps with an aggregate notional amount of $300.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.3%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
     Our Same Store floorplan interest expense decreased 26.3%, or $2.4 million, for the three months ended September 30, 2011, compared to the corresponding period of 2010. The decrease primarily reflects a decline in our weighted average floorplan borrowings outstanding of $177.8 million between the respective periods, including an increase in the weighted average pay down of floorplan borrowings during the quarter. In addition, declines in our Same Store floorplan interest expense due to the expiration of $300.0 million of interest rate swaps in December 2010 and August 2011 were substantially offset by an increase in our contractual borrowing rates for new and used vehicle inventory, resulting from the amendment of our Revolving Credit Facility in July 2011. Our Same Store floorplan interest decreased 21.3% or $5.3 million during the nine months ended September 30, 2011 as compared to the same period last year. The reduction is primarily attributable to a 116 basis-point decrease in our weighted average floorplan interest rates, including the impact of our interest rate swaps.
   Other Interest Expense, net
     Other net interest expense consists of interest charges primarily on our Real Estate Debt, our Acquisition Line and our long-term debt, partially offset by interest income. For the three months ended September 30, 2011, other net interest expense increased $1.8 million, or 25.4%, to $8.6 million from the same period in 2010. For the nine months ended September 30, 2011, other net interest expense increased $4.5 million, or 22.4%, to $24.8 million.
     Our weighted average interest rates increased for the three and nine months ended September 30, 2011 as compared to the same period in 2010, primarily related to higher interest costs on our real estate related borrowings. In conjunction with the amendment and restatement of our Real Estate Credit Facility (our “Mortgage Facility”) in the fourth quarter of 2010, we replaced borrowing capacity under the Mortgage Facility by entering into term loans with several of our manufacturer-affiliated finance partners that are at higher interest rates than the prior interest rates under the Mortgage Facility.
     Further, during the third quarter of 2011, the Company entered into four additional loan agreements with third-party financial institutions, for an aggregate principal amount of $21.9 million, to finance real estate associated primarily with the Company’s acquired dealerships. We will continue to strategically add dealership related real estate to our portfolio.
     Included in other interest expense for the three months ended September 30, 2011 and 2010 is non-cash, discount amortization expense of $2.3 million and $2.1 million, respectively, representing the impact of the accounting for convertible debt as required by Accounting Standards Codification 470. Based on the level of 2.25% Convertible Senior Notes due 2036 (our “2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (our “3.00% Notes”) outstanding, we anticipate that the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will be $12.4 million, which will be included in other interest expense, net.
   Provision for Income Taxes
     Our provision for income taxes increased $1.4 million to $13.0 million for the three months ended September 30, 2011, from a provision of $11.6 million for the same period in 2010, primarily due to the increase of pretax book income. For the three months ended September 30, 2011, our effective tax rate decreased to 37.6% from 37.9% for the same period in 2010. This decrease was primarily due to the mix of our pretax income from the taxable state jurisdictions in which we operate, and an increase in federal employment tax credits.
     Our provision for income taxes increased $12.0 million to $37.1 million for the nine months ended September 30, 2011, from a provision of $25.1 million for the same period in 2010, primarily due to the increase of pretax book income. For the nine months ended September 30, 2011, our effective tax rate decreased to 37.6% from 38.7% for the same period in 2010. This decrease was primarily due to the mix of our pretax income from the taxable state jurisdictions in which we operate, a change in valuation allowances for certain state net operating losses that occurred during the nine months ended September 30, 2011, as well as an increase in federal employment tax credits.

     We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and reversals of deferred tax liabilities as well as taxes available in carry back periods. We expect our effective tax rate for the remainder of 2011 will be approximately 39.0%.
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
     Cash on Hand. As of September 30, 2011, our total cash on hand was $11.3 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $116.8 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.
     Cash Flows. The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$301,118	$(52,185)
Net cash used in investing activities	(148,798)	(14,984)
Net cash provided by (used in) financing activities	(160,792)	149,817
Effect of exchange rate changes on cash	(71)	293

Net (decrease) increase in cash and cash equivalents	$(8,543)	$82,941

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
   Sources and Uses of Liquidity from Operating Activities
     For the nine months ended September 30, 2011, we generated $301.1 million in net cash flow from operating activities, primarily driven by $61.5 million in net income and a $183.2 million net change in operating assets and liabilities, as well as non-cash adjustments related to deferred income taxes of $16.3 million, depreciation and amortization of $19.9 million, amortization of debt discounts and debt issue costs of $8.9 million, stock-based compensation of $8.3 million, and asset impairment charges of $4.0 million. Included in the net change in operating assets and liabilities are cash inflows of $111.7 million from decreases in inventory levels, $19.0 million from the net increase in floorplan borrowings from manufacturer-affiliates, $39.7 million from increases in accounts payable and accrued expenses, $13.5 million from decreases of contracts-in-transit and vehicles receivables, and $3.9 million from decreases in accounts and notes receivables.
     For the nine months ended September 30, 2010, we used $52.2 million in net cash flow from operating activities, primarily driven by a $158.9 million net change in operating assets and liabilities partially offset by $39.7 million in net income and significant non-

cash adjustments related to depreciation and amortization of $19.9 million, deferred income taxes of $22.2 million, and stock-based compensation of $7.5 million. Included in the net change in operating assets and liabilities is $152.9 million of cash outflow due to increases in inventory levels; $10.6 million of cash outflow from increases of vehicles receivables, contracts-in-transit and accounts and notes receivables; and $10.3 million from net decreases in floorplan borrowings from manufacturer-affiliates. These cash outflows were partially offset by $9.6 million of cash provided by increases in accounts payable and accrued expenses. In addition, cash flow from operating activities includes an adjustment of $3.9 million for the loss on the redemption of our outstanding 8.25% Notes, which is considered a cash flow from financing activities.
     Working Capital. At September 30, 2011, we had $135.5 million of working capital. Changes in our working capital are generally driven by changes in inventory and related floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, are limited to 80% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.
     Sources and Uses of Liquidity from Investing Activities
     During the first nine months of 2011, we used $148.7 million for investing activities, primarily related to the acquisition of a Ford dealership in Houston, Texas, a Volkswagen dealership in Irving, Texas, and BMW/MINI, Ford, and Buick/GMC dealerships, in El Paso, Texas for a total of $109.9 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory for the Ford dealership acquisitions was subsequently financed through borrowing under the Ford Motor Credit Company Facility (the “FMCC Facility”). The vehicle inventory for the other dealership acquisitions was subsequently financed through borrowings under our Floorplan Line. We also used $45.1 million during the first nine months of 2011 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $22.4 million for real estate to be used for existing dealership operations and $22.2 million for capital expenditures. These cash outflows were partially offset by $5.8 million in proceeds from the sale of property and equipment during the first nine months of 2011.
     During the first nine months of 2010, we used $15.0 million for investing activities, primarily as a result of $34.4 million for dealership acquisitions, which primarily consisted of vehicle and parts inventory and related property, and $22.7 million for purchases of property and equipment to construct new and improve existing facilities, including $9.5 million for real estate to be used in the future relocation of an existing dealership. These cash outflows were partially offset by $41.0 million in proceeds from the sale of property and equipment during the nine months ended September 30, 2010.
     Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. Historically, our annual capital expenditures, exclusive of new or expanded operations, have equaled our annual depreciation charge. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2011 to be less than $50.0 million, generally funded from excess cash, and includes about $10.0 million for specific growth initiatives in our parts and service business.
     Sources and Uses of Liquidity from Financing Activities
     We used $160.8 million in net cash outflows from financing activities during the nine months ended September 30, 2011, primarily related to $153.8 million in net repayments under the Floorplan Line of our Revolving Credit Facility, which included a net cash inflow of $12.4 million due to a decrease in our floorplan offset account. In addition, we used $44.9 million to repurchase treasury shares of our common stock during the second and third quarter of 2011, $8.3 million for dividend payments, and $5.7 million for principal payments of long-term debt related to real estate loans. These cash outflows were offset by $21.8 million in borrowings of long-term debt related to real estate.
     During the nine months ended September 30, 2010, we generated $149.8 million in net cash flow from financing activities, primarily related to net proceeds of $115.0 million from the issuance of our 3.00% Notes and $29.3 million from the sale of the associated 3.00% Warrants, less $45.9 million for the 3.00% Purchased Options and the related $4.0 million in underwriters’ fees and debt issuance costs. In addition, we had net borrowings of $178.4 million under the Floorplan Line of our Revolving Credit Facility, which included a net cash inflow of $13.6 million due to a decrease in our floorplan offset account. These net proceeds were partially offset by $77.0 million for the repurchase of all of our outstanding 8.25% Notes, and $35.3 million for principal payments on the Mortgage Facility. We entered into $12.8 million of Real Estate Notes, of which $3.8 million was used to pay down the Mortgage Facility. In addition, we used $26.8 million to repurchase treasury shares of our common stock during the second quarter of 2010.
     Credit Facilities. Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our two most significant domestic revolving facilities currently provide us with a total of $1.15 billion of borrowing capacity for inventory floorplan financing and an additional $250.0 million for acquisitions, capital expenditures and/or other general corporate purposes.
     Revolving Credit Facility. Our Revolving Credit Facility, which is comprised of 21 financial institutions, including four manufacturer-affiliated finance companies, expires on June 1, 2016 and consists of two tranches: $1.1 billion for vehicle inventory floorplan financing (the “Floorplan Line”) and $250.0 million for working capital, including acquisitions (the “Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.60 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 150 basis points for new vehicle inventory and one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings.
     As of September 30, 2011, after considering outstanding balances, we had $662.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $662.9 million available borrowings under the Floorplan Line is $116.8 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of September 30, 2011, excluding the impact of the interest rate swaps. Amounts borrowed under the Floorplan Line of our Revolving Credit Facility for specific vehicle inventory must be repaid upon the sale of the vehicle financed, and in no case may a borrowing for a specific vehicle remain outstanding greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of September 30, 2011. After considering $17.3 million of outstanding letters of credit, and other factors included in our available borrowing base calculation, there was $232.8 million of available borrowing capacity under the Acquisition Line as of September 30, 2011. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
     All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of our aggregate consolidated net income for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2011, the Restricted Payment Basket totaled $79.7 million. As of September 30, 2011, we were in compliance with financial ratio covenants, including:

	As of September 30, 2011
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.57
Total Leverage Ratio	< 5.50	3.83
Fixed Charge Coverage Ratio	> 1.35	1.89

     Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants for the remainder of the fiscal year.
     Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be cancelled with 30 days notice by either party. As of September 30, 2011, we had an outstanding balance of $73.9 million, with an available floorplan capacity of $76.1 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 4.0%. As of September 30, 2011, the interest rate on the FMCC Facility was 5.5% before considering the applicable incentives.
     Other Credit Facilities. We finance the new, used and rental vehicle inventories related to our U.K. operations using a credit facility with BMW Financial Services. This facility is an evergreen arrangement that may be cancelled with notice by either party and bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under this facility ranged from 0.2% to 3.5%, as of September 30, 2011.
     Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of September 30, 2011, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 2.5% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
     The following table summarizes the current position of our credit facilities as of September 30, 2011:

	As of September 30, 2011
	Total
Credit Facility	Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,100,000	$437,052	$662,948
Acquisition Line (2)	250,000	17,250	232,750

Total Revolving Credit Facility	1,350,000	454,302	895,698
FMCC Facility	150,000	73,914	76,086

Total Credit Facilities (3)	$1,500,000	$528,216	$971,784

(1)	The available balance at September 30, 2011, includes $116.8 million of immediately available funds.

(2)	The outstanding balance of $17.3 million at September 30, 2011 is related to outstanding letters of credit.

(3)	Outstanding balance excludes $48.4 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.
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

     We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding beginning in April 2011 and are required to repay the aggregate principal amount outstanding on the maturity date December 29, 2015. During the nine months ended September 30, 2011, we made principal payments of $1.1 million on outstanding borrowings from the Mortgage Facility. As of September 30, 2011, borrowings under the amended and restated Mortgage Facility totaled $41.5 million, with $2.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
     The Mortgage Facility also contains usual and customary provisions limiting our ability to engage in certain transactions, including limitations on our ability to incur additional debt, additional liens, make investments, and pay distributions to our stockholders. As amended, the Mortgage Facility defines certain covenants, including financial ratios that must be complied with, including: total funded lease adjusted indebtedness to proforma EBITDAR ratio, fixed charge coverage ratio, and current ratio. For covenant calculation purposes, EBITDAR is defined as earnings before non-floorplan interest expense, taxes, depreciation and amortization and rent expense. EBITDAR also includes interest income and is further adjusted for certain non-cash income charges. In addition, congruent with the Revolving Credit Facility, the Mortgage Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities. As of September 30, 2011, we were in compliance with all of these covenants and the Mortgage Facility’s Restricted Payment Basket totaled $79.7 million. Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants for the remainder of the fiscal year.

	As of September 30, 2011
	Required	Actual
Fixed Charge Coverage Ratio	> 1.35	1.89
Total Funded Lease Adjusted Indebtedness to Proforma EBITDAR	< 5.75	3.83
Current Ratio	> 1.10	1.46
     Real Estate Related Debt. In addition to the amended and restated Mortgage Facility, we entered into separate term loans in 2010 and 2011, totaling $162.5 million, with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and a third party financial institution (collectively, the “Real Estate Notes”). We used $116.4 million of these borrowings to refinance a portion of our Mortgage Facility and the remaining amount to finance owned or purchased real estate to be utilized in existing dealership operations. The Real Estate Notes may be expanded, are on specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.62% and 5.47%, and at variable indexed rates plus between 2.25% and 3.35% per annum. During the first three months of 2011, the loan agreements with TMCC were amended to also be cross-defaulted with the Revolving Credit Facility.
     Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
     Further, we are limited under the terms of the Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of September 30, 2011, the Restricted Payment Basket was $79.7 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.
     Stock Issuances. No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For dilutive earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for earnings per share purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of September 30, 2011, changes in the average price of our common stock will impact the share settlement of 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

	Net Shares Issuable	Share Entitlement	Shares Issuable	Net	Potential
Company Stock	Under the 3.00%	Under the 3.00%	Under the 3.00%	Issuable	Dilutive
Price	Notes	Purchased Options	Warrants	Shares	Shares
			(Shares in thousands)
$37.50	—	—	—	—	—
$40.00	137	(137)	—	—	137
$42.50	306	(306)	—	—	306
$45.00	456	(456)	—	—	456
$47.50	591	(591)	—	—	591
$50.00	712	(712)	—	—	712
$52.50	821	(821)	—	—	821
$55.00	921	(921)	—	—	921
$57.50	1,012	(1,012)	73	73	1,085
$60.00	1,095	(1,095)	195	195	1,290
$62.50	1,172	(1,172)	308	308	1,480
$65.00	1,242	(1,242)	412	412	1,654
$67.50	1,308	(1,308)	508	508	1,816
$70.00	1,369	(1,369)	598	598	1,967
$72.50	1,425	(1,425)	681	681	2,106
$75.00	1,478	(1,478)	759	759	2,237
$77.50	1,528	(1,528)	831	831	2,359
$80.00	1,574	(1,574)	899	899	2,473
$82.50	1,618	(1,618)	963	963	2,581
$85.00	1,659	(1,659)	1,024	1,024	2,683
$87.50	1,697	(1,697)	1,080	1,080	2,777
$90.00	1,734	(1,734)	1,134	1,134	2,868
$92.50	1,768	(1,768)	1,185	1,185	2,953
$95.00	1,801	(1,801)	1,233	1,233	3,034
$97.50	1,832	(1,832)	1,279	1,279	3,111
$100.00	1,862	(1,862)	1,322	1,322	3,184
     Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2011, we completed the Board of Directors approved July 2010 authorization to repurchase up to an additional $25.0 million of our common stock. Also in August 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. During the three months ended September 30, 2011, we repurchased 976,701 shares at an average price of $37.63 for a cost of $36.7 million, leaving $16.7 million of authorized repurchases available under the August 2011 Board authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative information is provided about financial instruments to which we are a party at September 30, 2011, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
     Hypothetical changes commodity prices and interest rates chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-tern changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rate and commodity prices, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.
     Interest Rates. We have interest rate risk in our variable-rate debt obligations and interest rate swaps. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
     As of September 30, 2011, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $179.3 million and $128.7 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $143.2 million and $76.6 million, respectively, at September 30, 2011.
     As of September 30, 2011, we had $520.8 million of variable-rate floorplan borrowings outstanding and $41.5 million of variable-rate Mortgage Facility borrowings outstanding as of September 30, 2011 and $38.1 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount outstanding as of September 30, 2011 and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $6.0 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $3.0 million in annual interest expense based on the borrowings outstanding as of September 30, 2011.
     Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings and variable-rate Mortgage Facility borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is based on variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the nine months ended September 30, 2011, we recognized $18.8 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 49.9% of our floorplan interest expense in the fourth quarter of 2008 to 96.8%, in the third quarter of 2011. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
     We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. In effect as of September 30, 2011, we held interest rate swaps with aggregate notional amounts of $300.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.3%. In addition, during the nine months ended September 30, 2011, we entered into 18 additional interest rate swaps with forward start dates in August 2012, December 2012, or August 2015 and expiration dates in August 2015, December 2016, December 2017, or December 2018. The aggregate notional value of these 18 forward-starting swaps is $575.0 million and the weighted average interest rate of these swaps is 2.9%. The hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our balance sheet. The fair value of the interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of September 30, 2011, net unrealized losses, net of income taxes, totaled $20.5 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. As of September 30, 2011, all of our derivative contracts were determined to be effective, and no material ineffective portion was recognized in income during the period. A 100 basis-point change in the interest rates of our swaps would have resulted in a $2.3 million change to our interest expense for the nine months ended September 30, 2011.
     Foreign Currency Exchange Rates. As of September 30, 2011, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in the U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates versus the U.S. dollar would have resulted in a $22.7 million change to our revenues for the nine months ended September 30, 2011.
     For additional information about our market sensitive financial instruments please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 4 to Item 8, Financial Statements and Supplementary Data in our 2010 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     During the three months ended September 30, 2011, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     Notwithstanding the matters discussed below, there has been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2010 Form 10-K. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     Our success depends upon the continued viability and overall success of a limited number of manufacturers.
     We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of a major vehicle manufacturer. Toyota/Scion/Lexus, Nissan/Infiniti, Honda/Acura, Ford, BMW/MINI, Daimler, Chrysler and General Motors dealerships represented approximately 92.6% of our total new vehicle retail units sold as of September 30, 2011. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and direct bill the manufacturer as opposed to invoicing the customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers, as well as for vehicle incentives. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.
     Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects. In 2008 and 2009, vehicle manufacturers and in particular domestic manufacturers, were adversely impacted by the unfavorable economic conditions in the U.S. In March 2011, the natural disasters in Japan adversely affected certain vehicle manufacturers and many of the parts suppliers on which they depend by temporarily restricting the manufacturers’ ability to supply new vehicles and related parts. During the three months ended September 30, 2011, we experienced a decline in the supply of new vehicles and related parts associated with these manufacturers, slowing the pace of new vehicle sales. We expect depressed inventory levels of these brands to persist into early 2012.
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
     In March of 2011, the earthquake and tsunami in Japan adversely affected certain vehicle manufacturers and a number of parts suppliers on which they depend. As a result, manufacturers, including Toyota, Nissan and Honda, were short of certain parts that are critical to vehicle production, limiting the supply of new vehicles and negatively impacting the volume of new vehicles sold during the three months ended September 30, 2011. We expect the inventory supply limitations in certain of these brands to persist into 2012.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the nine months ended September 30, 2011:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or
Period	Shares Purchased	per Share	Programs	Programs (1)
				(In thousands,
				excluding
				commissions)
July 1 - July 31, 2011	—	$—	—	$3,482

August 1 - August 31, 2011	495,162	38.99	495,162	34,175

September 1 - September 30, 2011	481,539	$36.22	481,539	$16,733

Total (2)	976,701		976,701

(1)	In August 2011, we completed the Board of Directors approved July 2010 authorization to repurchase up to $25.0 million of our common stock. Also, in August 2011, a new repurchase program was approved and amended by our Board of Directors that authorizes us to purchase up to $50.0 million in common stock. The shares are to be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and will be funded by cash from operations. The August 2011 authorization does not have an expiration date.

(2)	In aggregate for the three months ended September 30, 2011, 976,701 shares were repurchased at an average price of $37.63 for a cost of $36.7 million.
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
John C. Rickel
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: October 26, 2011

EXHIBIT INDEX

Exhibit
Number		Description
3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)

3.2	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)

10.1	—	Eighth Amended and Restated Revolving Credit Agreement, dated effective as of July 1, 2011, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 6, 2011)

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.