Form 10-Q/A
period 2011-09-30
GROUP 1 AUTOMOTIVE INC
filed 2011-12-02
CIK 1031203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment No. 1”) to Group 1 Automotive, Inc.’s (the “Company’s”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Form 10-Q”) is to amend the Form 10-Q for immaterial errors identified in the Company’s calculation of basic and diluted earnings per share. The Company’s management has assessed the errors, both quantitatively and qualitatively, and determined that the effects on all prior periods are immaterial. Other than the corrections to basic and diluted earnings per share, which are explained further in Note 1 of Item 1, “Financial Statements,” this Amendment No. 1 has no effect on the Company’s consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows or its liquidity. In addition, the correction of these immaterial errors, as disclosed in this Amendment No. 1, did not result in a breach of any covenant under the Company’s credit facilities, trigger the Company’s clawback policy or impact bonuses paid to the Company’s management in any period from January 1, 2009 through September 30, 2011. Further, the correction of these immaterial errors did not change a reported gain into a loss, alter the earnings trend of the Company or result in the Company failing to meet or exceed consensus analyst expectations for each quarterly period from January 1, 2009 through September 30, 2011.

The following items in the Form 10-Q are impacted by Amendment No. 1:

1.	Item 1, “Financial Statements” is amended to:

•	correct the immaterial errors in basic and diluted earnings per share and the associated weighted average common shares outstanding, included in the Consolidated Statement of Operations;

•	further explain the immaterial errors in basic and diluted earnings per share and the associated weighted average common shares outstanding in Note 1 – Interim Financial Information;

•

provide, for comparative purposes, corrected quarterly basic and diluted earnings per share and the associated weighted average common shares outstanding for each quarterly period in the years ended December 31, 2009 and 2010, as well as in the nine-month period ended September 30, 2011 in Note 1 – Interim Financial Information; and

•

correct the immaterial errors in basic and diluted earnings per share and the associated weighted average common shares outstanding for the three and nine months ended September 30, 2011 and 2010 in Note 6 – Earnings Per Share.

2.	Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is amended to correct the immaterial errors in diluted earnings per share, included in Financial and Operational Highlights.

For the convenience of the reader, Amendment No. 1 includes the Form 10-Q in its entirety. Except as set forth above, no other changes have been made to the Form 10-Q.

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-Q, have been re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,300	$19,843
Contracts-in-transit and vehicle receivables, net	100,246	113,846
Accounts and notes receivable, net	71,496	75,623
Inventories	719,677	777,771
Deferred income taxes	16,482	14,819
Prepaid expenses and other current assets	18,232	17,332

Total current assets	937,433	1,019,234

PROPERTY AND EQUIPMENT, net	550,908	506,288
GOODWILL	526,487	507,962
INTANGIBLE FRANCHISE RIGHTS	166,818	158,694
OTHER ASSETS	13,656	9,786

Total assets	$2,195,302	$2,201,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable—credit facility	$437,052	$560,840
Floorplan notes payable—manufacturer affiliates	122,358	103,345
Current maturities of long-term debt	14,003	53,189
Current liabilities from interest rate risk management activities	7,656	1,098
Accounts payable	128,490	92,799
Accrued expenses	92,360	83,663

Total current liabilities	801,919	894,934

LONG-TERM DEBT, net of current maturities	473,193	412,950
DEFERRED INCOME TAXES	70,929	58,970
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	25,112	16,426
OTHER LIABILITIES	33,252	31,036
DEFERRED REVENUES	2,133	3,280

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,204 and 26,096 issued, respectively	262	261
Additional paid-in capital	368,776	363,966
Retained earnings	573,120	519,843
Accumulated other comprehensive loss	(27,986)	(18,755)
Treasury stock, at cost; 3,480 and 2,303 shares, respectively	(125,408)	(80,947)

Total stockholders’ equity	788,764	784,368

Total liabilities and stockholders’ equity	$2,195,302	$2,201,964

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$862,660	$822,121	$2,457,255	$2,254,093
Used vehicle retail sales	377,115	340,625	1,053,609	960,376
Used vehicle wholesale sales	69,051	58,463	191,609	156,653
Parts and service sales	210,067	196,264	609,108	575,762
Finance, insurance and other, net	51,496	44,282	142,255	124,533

Total revenues	1,570,389	1,461,755	4,453,836	4,071,417

COST OF SALES:
New vehicle retail sales	806,498	775,046	2,304,057	2,122,533
Used vehicle retail sales	345,048	310,055	958,094	870,823
Used vehicle wholesale sales	69,254	58,158	187,651	153,565
Parts and service sales	100,836	89,657	289,295	264,484

Total cost of sales	1,321,636	1,232,916	3,739,097	3,411,405

GROSS PROFIT	248,753	228,839	714,739	660,012
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	188,185	173,925	547,120	522,796
DEPRECIATION AND AMORTIZATION EXPENSE	6,845	6,772	19,881	19,936
ASSET IMPAIRMENTS	3,644	1,639	4,008	3,121

INCOME FROM OPERATIONS	50,079	46,503	143,730	114,159
OTHER EXPENSE:
Floorplan interest expense	(6,964)	(9,021)	(20,245)	(25,220)
Other interest expense, net	(8,644)	(6,894)	(24,811)	(20,265)
Loss on redemption of long-term debt	—	—	—	(3,872)

INCOME BEFORE INCOME TAXES	34,471	30,588	98,674	64,802
PROVISION FOR INCOME TAXES	(12,977)	(11,603)	(37,135)	(25,067)

NET INCOME	$21,494	$18,985	$61,539	$39,735

BASIC EARNINGS PER SHARE	$0.92	$0.79	$2.59	$1.63
Weighted average common shares outstanding	22,020	22,419	22,377	22,877

DILUTED EARNINGS PER SHARE	$0.91	$0.79	$2.57	$1.63
Weighted average common shares outstanding	22,218	22,432	22,533	22,896

CASH DIVIDENDS PER COMMON SHARE	$0.13	$—	$0.35	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,539	$39,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,881	19,936
Deferred income taxes	16,280	22,224
Asset impairments	4,008	3,121
Stock-based compensation	8,333	7,505
Amortization of debt discount and issue costs	8,871	6,336
Loss on redemption of long-term debt	—	3,872
(Gain) loss on disposition of assets	(967)	3,170
Tax effect from stock-based compensation	(651)	985
Other	636	(131)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	39,722	9,624
Accounts and notes receivable	3,908	(4,747)
Inventories	111,704	(152,947)
Contracts-in-transit and vehicle receivables	13,525	(5,888)
Prepaid expenses and other assets	(3,454)	7,060
Floorplan notes payable—manufacturer affiliates	19,028	(10,281)
Deferred revenues	(1,245)	(1,759)

Net cash provided by (used in) operating activities	301,118	(52,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(109,935)	(34,431)
Proceeds from disposition of franchises, property and equipment	5,768	41,001
Purchases of property and equipment, including real estate	(45,052)	(22,699)
Other	421	1,145

Net cash used in investing activities	(148,798)	(14,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility—Floorplan Line	3,635,810	3,731,339
Repayments on credit facility—Floorplan Line	(3,759,598)	(3,552,920)
Principal payments on mortgage facility	(1,065)	(35,284)
Proceeds from issuance of 3.00% Convertible Notes	—	115,000
Debt issue costs	—	(3,959)
Purchase of equity calls	—	(45,939)
Sale of equity warrants	—	29,309
Redemption of other long-term debt	—	(77,011)
Borrowings of other long-term debt	202	4,909
Principal payments of long-term debt related to real estate loans	(5,684)	(2,685)
Borrowings of long-term debt related to real estate	21,823	12,804
Principal payments of other long-term debt	(2,851)	(558)
Repurchases of common stock, amounts based on settlement date	(44,912)	(26,765)
Proceeds from issuance of common stock to benefit plans	3,094	2,562
Tax effect from stock-based compensation	651	(985)
Dividends paid	(8,262)	—

Net cash provided by (used in) financing activities	(160,792)	149,817

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(71)	293

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,543)	82,941
CASH AND CASH EQUIVALENTS, beginning of period	19,843	13,221

CASH AND CASH EQUIVALENTS, end of period	$11,300	$96,162

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate,accrued in accounts payable and accrued expenses	845	526
Repurchases of common stock, accrued in accounts payable and accrued expenses	5,866	—

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

Amendments to Previously Filed Financial Statements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore should be included in computing earnings per share (“EPS”) using the two-class method. The Company’s restricted stock awards and performance awards qualify as participating securities as each contain non-forfeitable rights to dividends. Therefore, the Company became subject to the guidance in the first quarter 2009.

Upon the adoption of FSP 03-6-1 and subsequently through the third quarter 2011, the Company failed to properly apply the two-class method for computing EPS. The Company has assessed the errors, both quantitatively and qualitatively, and determined that the effects on all prior periods are immaterial. Other than the corrections to basic and diluted earnings per share, the revisions have no effect on the Company’s consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows or its liquidity.

The following tables summarize the effect of correctly applying the two-class method for each quarter beginning in the first quarter of 2009 through the third quarter 2011:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009
	Q1	Q2	Q3	Q4	Year End
	(In thousands, except per share data)
As Reported:
Net income	$8,375	$10,082	$18,340	$(1,952)	$34,845

Weighted average basic shares outstanding	22,704	22,826	22,965	23,054	22,888
Weighted average dilutive shares outstanding	22,923	23,288	23,503	23,577	23,325

Basic earnings (loss) per common share	$0.37	$0.44	$0.80	$(0.08)	$1.52
Diluted earnings (loss) per common share	$0.37	$0.43	$0.78	$(0.08)	$1.49

Amended Basic:
Net income	$8,375	$10,082	$18,340	$(1,952)	$34,845
Less: Earnings allocated to participating securities	450	525	955	—	2,018

Net income (loss) available to common shares	$7,925	$9,557	$17,385	$(1,952)	$32,827

Weighted average basic common shares outstanding	22,704	22,826	22,965	23,054	22,888
Basic earnings (loss) per common share	$0.35	$0.42	$0.76	$(0.08)	$1.43

Amended Diluted:
Net income	$8,375	$10,082	$18,340	$(1,952)	$34,845
Less: Earnings allocated to participating securities	450	524	954	—	2,016

Net income (loss) available to common shares	$7,925	$9,558	$17,386	$(1,952)	$32,829

Weighted average dilutive common shares outstanding	22,712	22,851	22,984	23,073	22,906
Diluted earnings (loss) per common share	$0.35	$0.42	$0.76	$(0.08)	$1.43

	2010
	Q1	Q2	Q3	Q4	Year End
	(In thousands, except per share data)
As Reported:
Net income	$7,981	$12,769	$18,985	$10,569	$50,304

Weighted average basic shares outstanding	23,135	23,084	22,419	22,442	22,767
Weighted average dilutive shares outstanding	23,688	23,638	22,926	23,027	23,317

Basic earnings per common share	$0.34	$0.55	$0.85	$0.47	$2.21
Diluted earnings per common share	$0.34	$0.54	$0.83	$0.46	$2.16

Amended Basic:
Net income	$7,981	$12,769	$18,985	$10,569	$50,304
Less: Dividends paid to participating securities	—	—	—	118	118
Less: Undistributed earnings allocated to participating securities	457	718	1,187	444	2,557

Net income available to common shares	$7,524	$12,051	$17,798	$10,007	$47,629

Weighted average basic common shares outstanding	23,135	23,084	22,419	22,442	22,767
Basic earnings per common share	$0.33	$0.52	$0.79	$0.45	$2.09

Amended Diluted:
Net income	$7,981	$12,769	$18,985	$10,569	$50,304
Less: Dividends paid to participating securities	—	—	—	118	118
Less: Undistributed earnings allocated to participating securities	456	717	1,186	444	2,555

Net income available to common shares	$7,525	$12,052	$17,799	$10,007	$47,631

Weighted average dilutive common shares outstanding	23,156	23,108	22,433	22,467	22,788
Diluted earnings per common share	$0.32	$0.52	$0.79	$0.45	$2.09

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011
	Q1	Q2	Q3
	(In thousands, except per share data)
As Reported:
Net income	$15,362	$24,683	$21,494

Weighted average basic shares outstanding	22,582	22,533	22,020
Weighted average dilutive shares outstanding	23,264	23,183	22,778

Basic earnings per common share	$0.68	$1.10	$0.98
Diluted earnings per common share	$0.66	$1.06	$0.94

Amended Basic:
Net income	$15,362	$24,683	$21,494
Less: Dividends paid to participating securities	148	142	168
Less: Undistributed earnings allocated to participating securities	768	1,284	1,098

Net income available to common shares	$14,446	$23,257	$20,228

Weighted average basic common shares outstanding	22,582	22,533	22,020
Basic earnings per common share	$0.64	$1.03	$0.92

Amended Diluted:
Net income	$15,362	$24,683	$21,494
Less: Dividends paid to participating securities	148	142	168
Less: Undistributed earnings allocated to participating securities	763	1,278	1,088

Net income available to common shares	$14,451	$23,263	$20,238

Weighted average dilutive common shares outstanding	22,736	22,651	22,219
Diluted earnings per common share	$0.64	$1.03	$0.91

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly Level 3 fair value measurements. It is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company believes that the adoption of this guidance will primarily affect certain disclosures related to fair value, but will not have a material impact on the consolidated financial position or results of operations.

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

6. EARNINGS PER SHARE

The two-class method is utilized for the computation of EPS. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents. The Company’s restricted stock awards and performance awards qualify as participating securities as each contain non-forfeitable rights to dividends. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of securities, using the treasury stock method.

The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011 (1)	2010 (1)	2011 (1)	2010 (1)
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	22,020	22,419	22,377	22,877
Dilutive effect of contingently Convertible 3.00% Notes	185	—	144	—
Dilutive effect of stock options, net of assumed repurchase of treasury stock	5	4	8	10
Dilutive effect of employee stock purchases	8	9	4	9

Weighted average dilutive common shares outstanding	22,218	22,432	22,533	22,896

Basic:
Net income	$21,494	$18,985	$61,539	$39,735
Less: Dividends paid to participating securities	168	—	452	—
Less: Undistributed earnings allocated to participating securities	1,098	1,187	3,118	2,438

Net income available to common shares	$20,228	$17,798	$57,969	$37,297

Basic earnings per common share	$0.92	$0.79	$2.59	$1.63

Diluted:
Net income	$21,494	$18,985	$61,539	$39,735
Less: Dividends paid to participating securities	168	—	452	—
Less: Undistributed earnings allocated to participating securities	1,088	1,186	3,098	2,436

Net income available to common shares	$20,238	$17,799	$57,989	$37,299

Diluted earnings per common share	$0.91	$0.79	$2.57	$1.63

(1)

As disclosed in Note 1, Interim Financial Information, basic and diluted EPS for the periods presented have been revised due to an immaterial error resulting from the Company's failure to properly apply the two-class method for computing EPS.

Any options with an exercise price in excess of the average market price of the Company’s common stock during each of the quarterly periods in the years presented are not considered when calculating the dilutive effect of stock options for the diluted earnings per share calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, the weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was 0.1 million.

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

The Company determined that its investments in marketable securities, debt instruments and interest rate derivative financial instruments met the criteria for disclosure within the Fair Value Measurements Topic. The respective fair values measured on a recurring basis as of September 30, 2011 and December 31, 2010, respectively, were as follows:

	As of September 30, 2011
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities—money market	$1,391	$—	$1,391

Assets held-for-sale	—	8,525	8,525

Debt securities:
Demand obligations	—	336	336
Collateralized mortgage obligations	—	32	32
Corporate bonds	—	655	655
Municipal obligations	—	688	688
Mortgage backed	—	661	661

Total debt securities	—	2,372	2,372

Total	$1,391	$10,897	$12,288

Liabilities:
Interest rate derivative financial instruments	$—	$32,769	$32,769

Total	$—	$32,769	$32,769

	As of December 31, 2010
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities—money market	$1,695	$—	$1,695

Assets held-for-sale	—	5,575	5,575

Debt securities:
Demand obligations	—	680	680
Collateralized mortgage obligations	—	121	121
Corporate bonds	—	1,114	1,114
Municipal obligations	—	1,004	1,004
Mortgage backed	—	753	753

Total debt securities	—	3,672	3,672

Total	$1,695	$9,247	$10,942

Liabilities:
Interest rate derivative financial instruments	$—	$17,524	$17,524

Total	$—	$17,524	$17,524

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

For the three months ended September 30, 2011, total revenues increased 7.4% from 2010 levels to $1.6 billion and gross profit improved 8.7% to $248.8 million. For the nine months ended September 30, 2011, total revenues increased 9.4% from 2010 levels to $4.5 billion and gross profit improved 8.3% to $714.7 million. Operating income rose for the three and nine months ended September 30, 2011 by 7.7% and 25.9%, respectively, from 2010 to $50.1 million and $143.7 million, respectively. Income before income taxes improved to $34.5 million for the third quarter of 2011, which was a 12.7% improvement over the same period from the prior year. For the first nine months of 2011, income before income taxes increased 52.3% to $98.7 million. For the three months ended September 30, 2011 and 2010, we realized net income of $21.5 million and $19.0 million, respectively, and diluted income per share of $0.91 and $0.79, respectively. For the nine months ended September 30, 2011 and 2010, we realized net income of $61.5 million and $39.7 million, respectively, and diluted income per share of $2.57 and $1.63, respectively. Our net cash flow provided by operations was $301.1 million for the nine months ended September 30, 2011, while our net cash flow used in operations was $52.2 million for the nine months ended September 30, 2010.

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

The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2011 as compared to 2010:

Total Same Store Data

(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Revenues
New vehicle retail	$818,269	(0.0)%	$818,645	$2,369,672	6.5%	$2,225,429
Used vehicle retail	361,511	6.6%	339,094	1,016,231	6.7%	952,124
Used vehicle wholesale	66,018	13.6%	58,140	184,630	19.7%	154,188
Parts and Service	199,744	2.2%	195,416	584,251	3.2%	566,294
Finance, insurance and other	48,913	10.9%	44,107	137,759	11.8%	123,194

Total revenues	$1,494,455	2.7%	$1,455,402	$4,292,543	6.7%	$4,021,229
Cost of Sales
New vehicle retail	$764,233	(1.0)%	$771,813	$2,220,979	6.0%	$2,095,451
Used vehicle retail	330,939	7.2%	308,673	923,976	7.0%	863,209
Used vehicle wholesale	66,097	14.4%	57,782	180,535	19.6%	150,978
Parts and Service	94,292	5.6%	89,280	273,820	5.5%	259,538

Total cost of sales	$1,255,561	2.3%	$1,227,548	$3,599,310	6.8%	$3,369,176

Gross profit	$238,894	4.8%	$227,854	$693,233	6.3%	$652,053

Sellng, general and administrative expenses	$180,417	4.1%	$173,389	$528,971	4.0%	$508,427
Depreciation and amortization expenses	$6,634	0.0%	$6,632	$19,264	0.3%	$19,213
Floorplan interest expense	$6,606	(26.3)%	$8,961	$19,576	(21.3)%	$24,884
Gross Margin
New Vehicle Retail	6.6%		5.7%	6.3%		5.8%
Used Vehicle	7.1%		7.7%	8.0%		8.3%
Parts and Service	52.8%		54.3%	53.1%		54.2%
Total Gross Margin	16.0%		15.7%	16.1%		16.2%
SG&A as a % of Gross Profit	75.5%		76.1%	76.3%		78.0%
Operating Margin	3.2%		3.2%	3.3%		3.0%
Finance and Insurance Revenues per Retail Unit Sold	$1,155	14.7%	$1,007	$1,123	10.3%	$1,018

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

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	000000000	000000000	000000000	000000000	000000000	000000000
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Toyota	7,393	(23.3)%	9,638	22,455	(12.3)%	25,600
Nissan	3,916	5.2	3,722	10,464	(0.6)	10,531
BMW	3,226	2.4	3,149	9,257	13.1	8,185
Honda	2,402	(22.7)	3,107	8,283	(5.7)	8,785
Ford	1,925	6.5	1,807	5,440	10.0	4,945
General Motors	1,336	28.7	1,038	3,668	28.7	2,851
Chrysler	1,300	62.9	798	3,319	56.6	2,120
Daimler	1,292	(14.2)	1,506	4,135	2.0	4,055
Other	1,637	6.8	1,533	4,786	13.2	4,228

Total	24,427	(7.1)%	26,298	71,807	0.7%	71,300

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

For the nine months ended September 30, 2011, our Same Store finance and insurance revenues improved 11.8% over the comparable 2010 period, primarily as a result of an increase in finance income per contract of 13.9%. In addition, we generated increases in our vehicle service contract penetration rate of 210 basis points to 36.4% and our vehicle service contract income per contract of 3.3%. And coupled with new and used vehicle retail sales volumes increases through the first nine months of 2011, these improvements more than offset an increase in chargeback expense. Our Same Store revenues PRU increased 10.3%, or $105, to $1,123 PRU sold for the nine months ended September 30, 2011.

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

Our continued cost rationalization efforts have provided benefit to us throughout the third quarter of 2011 in the form of a leaner cost organization and better leverage of revenue and gross profit growth. Coupled with the increase in gross profit, our Same Store SG&A as a % of Gross Profit improved 60 basis points to 75.5% for the three months ended September 30, 2011 and 170 basis points to 76.3% for the nine months ended September 30, 2011, as compared to the same periods in 2010. Our absolute dollars of Same Store SG&A expenses increased by $7.0 million and $20.5 million, for the three and nine months, respectively, from the same periods in 2010. The increase was primarily attributable to personnel costs, which predominantly correlate with vehicle sales. Our net advertising expenses decreased by $0.6 million in the third quarter of 2011 and was flat for nine months ended September 30, 2011 as compared to 2010 as advertising spending was rationalized in light of the general inventory shortage experienced through much of 2011.

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

Floorplan Interest Expense

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Same Stores	$6,606	(26.3)%	$8,961	$19,576	(21.3)%	$24,884
Transactions	358		60	669		336

Total	$6,964	(22.8)%	$9,021	$20,245	(19.7)%	$25,220

Memo:
Manufacturer's assistance	$6,740	3.5%	$6,512	$18,836	5.6%	$17,836

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

The following table summarizes the current position of our credit facilities as of September 30, 2011:

	As of September 30, 2011
Credit Facility	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line (1)	$1,100,000	$437,052	$662,948
Acquisition Line (2)	250,000	17,250	232,750

Total Revolving Credit Facility	1,350,000	454,302	895,698
FMCC Facility	150,000	73,914	76,086

Total Credit Facilities (3)	$1,500,000	$528,216	$971,784

(1)	The available balance at September 30, 2011, includes $116.8 million of immediately available funds.
(2)	The outstanding balance of $17.3 million at September 30, 2011 is related to outstanding letters of credit.
(3)	Outstanding balance excludes $48.4 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company's credit facilities.

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

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the 3.00% Purchased Options	Shares Issuable Under the 3.00% Warrants	Net Issuable Shares	Potential Dilutive Shares
	(Shares in thousands)
$37.50	—	—	—	—	—
$40.00	137	(137)	—	—	137
$42.50	306	(306)	—	—	306
$45.00	456	(456)	—	—	456
$47.50	591	(591)	—	—	591
$50.00	712	(712)	—	—	712
$52.50	821	(821)	—	—	821
$55.00	921	(921)	—	—	921
$57.50	1,012	(1,012)	73	73	1,085
$60.00	1,095	(1,095)	195	195	1,290
$62.50	1,172	(1,172)	308	308	1,480
$65.00	1,242	(1,242)	412	412	1,654
$67.50	1,308	(1,308)	508	508	1,816
$70.00	1,369	(1,369)	598	598	1,967
$72.50	1,425	(1,425)	681	681	2,106
$75.00	1,478	(1,478)	759	759	2,237
$77.50	1,528	(1,528)	831	831	2,359
$80.00	1,574	(1,574)	899	899	2,473
$82.50	1,618	(1,618)	963	963	2,581
$85.00	1,659	(1,659)	1,024	1,024	2,683
$87.50	1,697	(1,697)	1,080	1,080	2,777
$90.00	1,734	(1,734)	1,134	1,134	2,868
$92.50	1,768	(1,768)	1,185	1,185	2,953
$95.00	1,801	(1,801)	1,233	1,233	3,034
$97.50	1,832	(1,832)	1,279	1,279	3,111
$100.00	1,862	(1,862)	1,322	1,322	3,184

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

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the nine months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
July 1—July 31, 2011	—	$—	—	$3,482
August 1—August 31, 2011	495,162	38.99	495,162	34,175
September 1—September 30, 2011	481,539	$36.22	481,539	$16,733

Total (2)	976,701		976,701

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

Date: December 2, 2011

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