Form 10-K
period 2011-12-31
GROUP 1 AUTOMOTIVE INC
filed 2012-02-10
CIK 1031203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐        No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $925.6 million based on the reported last sale price of common stock on June 30, 2011, which is the last business day of the registrant’s most recently completed second quarter.

As of February 6, 2012, there were 22,712,734 shares of our common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to maintain or improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases and dividends;

•	future capital expenditures;

•	changes in sales volumes and availability of credit for customer financing in new and used vehicles and sales volumes in the parts and service markets;

•

business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels; and

•	availability of financing for inventory, working capital, real estate and capital expenditures.

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in our Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, “Item 1A. Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

PART I

Item 1.	Business

General

Group 1 Automotive, Inc., a Delaware corporation, organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2011, we owned and operated 131 franchises, representing 31 brands of automobiles, at 104 dealership locations and 25 collision service centers in the United States of America (“U.S.”) and 10 franchises at five dealerships and three collision centers in the United Kingdom (“U.K.”). Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of December 31, 2011, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (i) the East (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, and South Carolina) and (ii) the West (62 dealerships in California, Kansas, Oklahoma and Texas). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our five dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

As discussed in more detail in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” all of our operating subsidiaries operate as one reportable segment. Our financial information, including our revenues, is included in our Consolidated Financial Statements and related notes beginning on page F-1.

Business Strategy

Our business strategy is to leverage what we believe to be one of our key strengths — the talent of our people to: (i) sell new and used cars and light trucks; (ii) arrange related vehicle financing, service and insurance contracts; (iii) provide automotive maintenance and repair services; and (iv) sell vehicle parts via an expanding network of franchised dealerships located primarily in growing regions of the U.S. and the U.K. We believe, as evidenced by the significant industry experience reflected in the biographical information of our executive officers, that over the last five years we have continued to develop a distinguished management team with substantial industry expertise. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs and expenses. We believe this approach allows us to continue to attract and retain talented employees, as well as provide the best possible service to our customers.

In 2011, we completed 14 franchise acquisitions comprising in excess of $563.0 million in expected annualized revenues estimated at the time of acquisition. We believe that substantial opportunities for growth through acquisitions remain in our industry. An absolute acquisition target has not been established for 2012, but we expect to acquire dealerships that meet our stringent acquisitions and return on investment criteria. We believe that we have sufficient financial resources to support additional acquisitions. We expect to grow our brand portfolio, primarily with import and luxury brands and more selectively with domestic brands. We plan to focus our growth in geographically diverse areas with positive economic outlooks over the longer-term. Further, we intend to critically evaluate our return on invested capital in our dealership operations for disposition opportunities.

While we desire to grow through acquisitions, we continue to primarily focus on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our stockholders. For 2012, we will primarily focus on five key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	Sustained growth of our higher margin parts and service business with an emphasis on service customer satisfaction and retention;

•	Capture of additional new and used vehicle retail market share;

•	Improving efficiencies and further leveraging our cost base;

•

Continued implementation of an operating model with greater commonality of key operating processes, systems and training, that support the extension of best practices and the leveraging of scale, as well as promote customer satisfaction; and

•	Enhancement of our current dealership portfolio by strategic acquisitions and improving or disposing of underperforming dealerships.

Our focus in our parts and service operations will be on targeted marketing efforts, strategic selling and operational efficiencies, as well as capital investments designed to support the growth targets. We believe that these initiatives will enhance our results of operations in these business areas and our overall financial results.

We made significant changes in our operating model during the last five years, which are designed to reduce variable and fixed expenses, appropriately size our business for the reduced levels of sales and service activity and generate operating efficiencies. As our business grows in 2012 and beyond, we intend to manage our costs carefully and to look for opportunities to improve our operating efficiencies.

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

We are constantly evaluating the opportunities to improve the profitability of our dealerships. We attempt to capitalize on our size, leverage and ability to disseminate best practices in order to expedite these efforts. We believe that our efforts will improve our financial condition and operating results.

Dealership Operations

Our operations are located in geographically diverse markets that extend domestically from New Hampshire to California and internationally in the U.K. By geographic area, our revenues from external customers for the years ended December 31, 2011, 2010 and 2009 were $5,760.2 million, $5,225.5 million and $4,401.3 million from our domestic operations, respectively, and $319.5 million, $283.6 million and $124.4 million from our foreign operations, respectively. As of December 31, 2011, 2010 and 2009 our aggregate long-lived assets other than goodwill and intangible assets and financial instruments in our domestic operations were $569.4 million, $484.5 million and $462.1 million, respectively, and in our foreign operations were $28.0 million, $29.5 million and $21.6 million, respectively. For a discussion of the risks associated with our operations in the U.K., please see Part I, “Item 1A. Risk Factors.” The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2011 and the number of dealerships and franchises in each region:

Region	Geographic Market	Percentage of Our New Vehicle Retail Units Sold During the Year Ended December 31, 2011	As of December 31, 2011
			Number of Dealerships	Number of Franchises
East	Massachusetts	11.3%	10	10
	New Jersey	5.5	6	7
	New York	3.8	4	5
	Georgia	3.4	4	5
	New Hampshire	3.0	3	3
	Louisiana	2.8	4	5
	Mississippi	2.0	3	3
	South Carolina	1.5	3	3
	Alabama	1.2	2	2
	Maryland	0.8	2	2
	Florida	0.7	1	1

		36.0	42	46

West	Texas	36.0	37	51
	California	13.9	12	16
	Oklahoma	8.2	11	16
	Kansas	0.9	2	2

		59.0	62	85

International	United Kingdom	5.0	5	10

Total		100.0%	109	141

Each of our local operations has a management structure that promotes and rewards entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts, service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization. In the U.S., each general manager reports to one of our market directors or one of two regional vice presidents. Our regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Our U.K. operations are structured similarly, with a regional vice president reporting directly to our Chief Executive Officer.

New Vehicle Sales

In 2011, we sold or leased 102,022 new vehicles representing 32 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for approximately 21.9% of our gross profit in 2011. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease may create the following additional profit opportunities for our dealerships:

•	manufacturer dealer incentives;

•	the resale of any used vehicle trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale;

•	the sale of accessories or after-market products; and

•	the service and repair of the vehicle both during and after the warranty period.

Brand diversity is one of our strengths. Our mix of domestic, import and luxury franchises is critical to our success. The importance of brand diversity was highlighted in 2011 when two of our largest manufacturer partners, Toyota and Honda, suffered from the natural disaster in Japan, halting production and severely limiting inventory supply for much of the year in these two brands. Yet, we grew new vehicle unit sales by 4.6% and new vehicle revenues by 10.2% in 2011, as compared to prior year. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned as of December 31, 2011:

	New Vehicle Revenues	New Vehicle Unit Sales	% of Total Units Sold	Franchises Owned as of December 31, 2011
	(In thousands)
Toyota	$702,066	25,935	25.4%	14	(1)
Nissan	345,453	13,166	12.9	12
Honda	218,074	8,604	8.4	8
Volkswagen	49,852	1,993	2.0	5
Hyundai	40,581	1,737	1.7	3
Mazda	21,338	916	0.9	2
Subaru	20,659	790	0.8	1
Scion	12,000	622	0.6	N/A	(1)
Kia	11,050	476	0.5	2
Fiat	801	41	0.0	1
Mitsubishi	376	16	0.0	N/A	(2)

Total import	1,422,250	54,296	53.2	48

BMW	497,557	10,106	9.8	16
Mercedes-Benz	326,603	5,839	5.7	6
Lexus	204,884	4,418	4.3	3
Acura	87,544	2,266	2.2	4
MINI	85,771	3,251	3.2	10
Audi	36,339	730	0.7	2
Infiniti	32,513	791	0.8	1
Volvo	26,736	696	0.7	1
Cadillac	8,543	159	0.2	1
Lincoln	7,189	155	0.2	3
Porsche	6,348	77	0.1	1
Maybach	3,894	9	0.0	1
Sprinter	2,684	62	0.1	2
smart	1,320	82	0.1	1

Total luxury	1,327,925	28,641	28.1	52

Ford	304,731	8,920	8.8	10
Chevrolet	133,441	3,893	3.8	5
Dodge	74,788	2,257	2.2	6
Jeep	59,917	1,890	1.9	6
GMC	51,542	1,330	1.3	4
Chrysler	14,794	454	0.4	6
Buick	13,259	341	0.3	4

Total domestic	652,472	19,085	18.7	41

Total	$3,402,647	102,022	100.0%	141

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at all of our Toyota franchised locations.

(2)	Franchise was disposed as of December 31, 2011.

Our diversity by manufacturer for the years ended December 31, 2011, 2010 and 2009 is set forth below:

	For the Year Ended December 31,
	2011	% of Total	2010	% of Total	2009	% of Total
Toyota/Scion/Lexus	30,975	31.2%	34,614	35.5%	30,475	36.6%
Nissan/Infiniti	13,957	14.1	13,734	14.1	10,684	12.8
BMW/MINI	13,357	13.5	11,571	11.9	8,157	9.8
Honda/Acura	10,870	11.0	11,733	12.0	10,477	12.6
Ford	9,075	9.1	7,631	7.8	6,567	7.9
Daimler	5,992	6.0	5,643	5.8	4,897	5.9
General Motors	5,723	5.8	3,932	4.0	3,187	3.8
Chrysler	4,642	4.7	2,960	3.0	4,127	5.0
Other	4,631	4.6	5,693	5.9	4,611	5.6

Total	99,222	100.0%	97,511	100.0%	83,182	100.0%

Again, our 2011 new vehicle sales mix was significantly impacted by the supply disruption resulting from the natural disasters in Japan that severely limited production from Toyota and Honda for much of the year. Our 2011 new vehicle sales mix was also affected by our acquisition mix during the year.

Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the market, and our dealerships specifically, sooner than if the vehicle purchase was debt financed. In addition, leasing provides our dealerships with a steady supply of late-model, off-lease vehicles to be sold as used vehicles. Generally, leased vehicles remain under factory warranty, allowing the dealerships to provide repair services for the contract term. However, the penetration of finance and insurance product sales on leases tend to be less than in other financing arrangements. We typically do not guarantee residual values on lease transactions.

Used Vehicle Sales

We sell used vehicles at each of our franchised dealerships. In 2011, we sold or leased 70,475 used vehicles at our dealerships, and sold 35,997 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for 13.0% of our gross profit in 2011, while sales of used vehicles in wholesale markets accounted for 0.4%. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of our ability to sell these vehicles at favorable prices due to their limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, and the availability of retail financing and general economic conditions.

Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, and are the best source of high-quality used vehicles. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers. We continue to extensively utilize a common used vehicle management software in all of our dealerships with the goal to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and reducing our wholesale used vehicle business. This internet-based software tool enables our managers to make used vehicle inventory decisions based on real time market valuation data, and is an integral part of our used vehicle process. It also allows us to leverage our size and local market presence by expanding the pool from which used vehicles can be sold within a given market or region, effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time.

In addition to active management of the quality and age of our used vehicle inventory, we have attempted to increase the total lifecycle profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned (“CPO”) vehicles typically cost more to recondition, but sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Service loyalty also tends to be better for CPO units. In some cases, CPO vehicles are eligible for manufacturer support, such as subsidized finance rates and extension of the manufacturer warranty. Our CPO vehicle sales represented 33.1% of total used retail sales in 2011.

Parts and Service Sales

We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 28 collision centers that we operate. Our parts and service business accounted for approximately 44.3% of our gross profit in 2011. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular location. Warranty work accounted for approximately 19.3% of the revenues from our parts and service business in 2011. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a retail customer. However, the revenue for that internal work is eliminated from our parts and service revenue in consolidation.

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

Finance and Insurance Sales

Revenues from our finance and insurance operations consist primarily of fees for arranging financing, and vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for approximately 20.4% of our gross profit in 2011. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.

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

Extended Warranty, Vehicle Service and Insurance Products.    We offer our customers a variety of vehicle warranty and extended protection products in connection with purchases of new and used vehicles, including:

•	extended warranties;

•	maintenance, or vehicle service, products and programs;

•	guaranteed asset protection insurance, which covers the shortfall between a customer’s contract balance and insurance payoff in the event of a total vehicle loss; and

•	lease “wear and tear” insurance.

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

New and Used Vehicle Inventory Financing

Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and two separate floorplan credit facility arrangements with manufacturers that we represent, Ford and BMW. Our revolving syndicated credit arrangement matures in June 2016 and provides a total borrowing capacity of $1.35 billion of financing (“Revolving Credit Facility”). We can expand the Revolving Credit Facility to its maximum commitment of $1.60 billion, subject to participating lender approval. The Revolving Credit Facility consists of two tranches: $1.1 billion for vehicle inventory financing (“Floorplan Line”), and $250.0 million for working capital, including acquisitions (“Acquisition Line”). We utilize the $1.1 billion tranche of our Floorplan Line to finance up to 80% of the value of our used vehicle inventory, except in the U.K., and up to 100% of the value of all new vehicle inventory, other than new vehicles purchased from Ford in the U.S. and BMW in the U.K. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and a maximum of $250.0 million for the Acquisition Line. However, the amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon the available borrowing base calculation within the debt covenants under the Revolving Credit Facility.

Our floorplan arrangement with Ford Motor Credit Company provides $150.0 million of floorplan financing capacity (“FMCC Facility”). We use the funds available under this arrangement to exclusively finance our inventories of new Ford vehicles sold by the lender’s manufacturer affiliate. The FMCC Facility is an evergreen arrangement that may be canceled with 30 days notice by either party. Should the FMCC Facility no longer be available to us for financing of our new Ford inventory, we could utilize the available capacity under our Floorplan Line to finance this inventory. In addition to the FMCC Facility, we finance certain rental vehicles through separate arrangements with the respective automobile manufacturers. We also utilize a credit facility with BMW Financial Services for the financing of new, used and rental inventories associated with our U.K. operations. Most manufacturers offer interest assistance to offset a portion of floorplan interest charges incurred in connection with holding new vehicle inventory purchases, which we recognize as a reduction of cost of new vehicle sales.

Acquisition and Divestiture Program

We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a primary focus on import and luxury brands;

•	creating economies of scale;

•	delivering a targeted return on investment; and

•	eliminating underperforming dealerships.

Since our inception, we have grown our business primarily through acquisitions. Over the five-year period from January 1, 2007 through December 31, 2011, we:

•	purchased 39 franchises with expected annual revenues, estimated at the time of acquisition, of $1.6 billion;

•	disposed or terminated 50 franchises with annual revenues of approximately $530.4 million; and

•	were granted nine new franchises by vehicle manufacturers with expected annual revenues, estimated at the time of grant, of $119.7 million.

Acquisition Strategy.    We seek to acquire large, profitable, well-established dealerships that are leaders in their markets to:

•	expand into geographic areas we do not currently serve;

•	expand our brand, product and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets; and/or

•	increase operating efficiency and cost savings in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization and the cost of floorplan financing.

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

Recent Acquisitions.    In 2011, we acquired six domestic, four import, and four luxury franchises with expected annualized revenues at the time of acquisition of $563.0 million. The new franchises included: (i) Ford dealerships in Houston and El Paso, Texas, (ii) a Volkswagen dealership in Irving, Texas, (iii) a BMW/

MINI dealership in El Paso, Texas, (iv) a Buick/GMC dealership in El Paso, Texas, (v) a Cadillac/Buick/GMC dealership in Houston, Texas, (vi) a Fiat franchise in Houston, Texas, (vii) Volkswagen franchises in San Diego, California and Beaumont, Texas, and (viii) a Lincoln dealership in Houston, Texas.

Divestiture Strategy.    We continually review the investments in our dealership portfolio for disposition opportunities, based upon a number of criteria, including:

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

Recent Dispositions.    During 2011, we disposed of two franchises with annual revenues of approximately $4.1 million.

Competition

We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the service maintenance and repair of vehicles. According to The National Automobile Dealers Association, there are approximately 17,700 franchised automobile dealerships as of January 1, 2011, which is down from 18,460 as of January 1, 2010 and down 3,500 over the past five years. In addition, there are approximately 37,600 independent used vehicle dealers in the retail automotive industry.

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

Parts, Service and Collision.    We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, access to technology required for certain repairs and services (e.g., software patches, diagnostic equipment, etc.), location, price, the competence of technicians and the availability of training programs to enhance such expertise. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty repairs and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains, and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally over the Internet in competition with franchised and independent retail and wholesale parts outlets. A number of regional or national chains offer selected parts and services at prices that may be lower than ours. Our collision centers compete with other large, multi-location companies, as well as local, independent, collision service operations.

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

Financing Arrangements and Indebtedness

As of December 31, 2011, our total outstanding indebtedness and lease and other obligations were $1,696.1 million, including the following:

•	$609.7 million under the Floorplan Line of our Revolving Credit Facility;

•	$276.9 million of future commitments under various operating leases;

•

$156.9 million of term loans, entered into independently with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA LLC (“MBFS”), and BMW Financial Services NA, LLC (“BMWFS”) primarily to finance real estate;

•	$145.0 million in carrying value of 2.25% convertible senior notes due 2036 (“2.25% Notes”);

•	$77.4 million in carrying value of 3.00% convertible senior notes due 2020 (“3.00% Notes”);

•	$107.6 million under our FMCC Facility;

•	$48.4 million under floorplan notes payable to various manufacturer affiliates for foreign and rental vehicles;

•	$41.0 million under our five-year Real Estate Credit Facility (“Mortgage Facility”);

•	$39.3 million of capital lease obligations related to real estate, as well as $34.3 million of estimated interest;

•	$37.7 million of various notes payable;

•	$34.0 million of obligations from interest rate risk management activities, as well as $52.7 million of estimated interest;

•	$2.9 million of estimated interest payments on floorplan notes payable and other long-term debt obligations;

•	$24.3 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line; and

•	$8.0 million of other short and long-term purchase commitments.

As of December 31, 2011, we had the following amounts available for additional borrowings under our various credit facilities:

•	$490.3 million under the Floorplan Line of our Revolving Credit Facility, including $109.2 million of immediately available funds;

•	$225.7 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants; and

•	$42.4 million under our FMCC Facility.

In addition, the indentures relating to our other debt instruments allow us to incur additional indebtedness and enter into additional operating leases, subject to certain conditions.

Stock Repurchase Program

From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In June 2010, we completed the August 2008 authorization to repurchase up to $20.0 million of our common stock. In July 2010, our Board approved another common stock repurchase program, subject to the restrictions of various debt agreements, which authorized us to purchase up to $25.0 million in common stock with no expiration date. In August 2011, we completed the July 2010 authorization and our Board approved another repurchase program which authorized us to purchase up to $50.0 million in common stock. The shares were to be repurchased from time to time in open market or privately negotiated transactions depending on market conditions, at our discretion, and funded by cash from operations. Pursuant to the August 2011 authorization, 891,854 shares were repurchased as of December 31, 2011 at an average price of $37.30 per share, or for a total of $33.3 million. In total for 2011, 1.4 million shares were repurchased at an average price of $37.36 per share, or a total of $50.8 million.

Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Dividends

During 2011, our Board of Directors approved four quarterly cash dividends totaling $0.48 per share. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors. We are limited under the terms of the Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income (“Restricted Payment Basket”). As of December 31, 2011, the Restricted Payment Basket under both facilities was $85.0 million and will increase in the future periods by 50.0% of our cumulative net income (as defined in terms of the Credit Facility), as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

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

Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. In most cases, manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. From time to time, certain manufacturers may assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. We work with these manufacturers to address any performance issues. In general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration. Further, federal law, including any federal bankruptcy law or any federal law that may be passed to address the current economic crisis, may preempt state law and allow manufacturers greater freedom to terminate or not renew franchises. The recent economic recession caused domestic manufacturers to critically evaluate their respective dealer networks and terminate certain brands, and, as a result, the respective franchises. For example, General Motors chose to discontinue the Pontiac brand and, as a result, both of our Pontiac franchises were terminated. In addition, Ford chose to discontinue the Mercury brand and, as a result, all four of our Mercury franchises were terminated. Subject to the recent or similar future economic factors, we generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification.

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

In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including our ability to make acquisitions and obtain financing, and our management. These agreements also impose change of control provisions related to the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please read Part I, “Item 1A. Risk Factors.”

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers that accounted for approximately 10% or more of our new vehicle retail unit sales:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Year Ended December 31, 2011
Toyota/Scion/Lexus	30.4%
Nissan/Infiniti	13.7%
BMW/MINI	13.1%
Honda/Acura	10.7%

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. For instance, among other notices we are required to comply with those regulations applicable to privacy notices and risk-based pricing.

Environmental and Occupational Health and Safety Laws and Regulations

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of stringent federal, state and local laws and regulations governing management and disposal of materials and wastes, protection of the environment and occupational health and safety. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits or other governmental approvals to conduct regulated activities, restricting the manner in which we handle, recycle and dispose of our wastes, incurring capital expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, impose specific health and safety criteria addressing worker protection, and impose substantial liabilities for pollution caused by our operations or attributable to former operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations. We may not be able to recover some or any of these costs from insurance.

Most of our dealerships utilize aboveground storage tanks and, to a lesser extent, underground storage tanks primarily for petroleum-based products. Storage tanks are subject to testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act, as amended, or RCRA, and its state law counterparts. RCRA imposes requirements relating to the handling and disposal of hazardous wastes and non-hazardous solid wastes and requires us to comply with stringent and costly requirements in connection with our storage and recycling or disposal of the various used fluids, paints, batteries, tires and fuels generated by our operations. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the federal Water Pollution Control Act, as amended, (commonly known as the Clean Water Act) and comparable state and local programs govern certain wastewater and stormwater discharges from our operations, which discharges may require permitting. Similarly, certain sources of air emissions from our operations may be subject to permitting, pursuant to the federal Clean Air Act, as amended, and related state and local laws. Certain health and safety standards imposed under the Federal Occupational Safety and Health Act, as amended, or otherwise promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.

We generally conduct environmental studies on dealerships to be acquired regardless of whether we are leasing or acquiring in fee the underlying real property, and as necessary, implement environmental management practices or remedial activities to reduce the risk of noncompliance with environmental laws and regulations. Nevertheless, we currently own or lease, and in connection with our acquisition program anticipate in the future owning or leasing, properties that in some instances have been used for auto retailing and servicing for many years. These laws apply regardless of whether we lease or purchase the land and facilities. Although we have utilized operating and disposal practices that were standard in the industry at the time, a risk exists that petroleum products or wastes such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels could have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for recycling or disposal. Further, we believe that structures found on some of these properties may contain suspect asbestos-containing materials, although in an undisturbed condition. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such petroleum products or wastes were not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws, pursuant to which we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Consequently, any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly vehicular pollution control equipment or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our financial position and results of operations. For example, vehicle manufacturers are subject to federal mandated corporate average fuel economy standards, which will increase substantially in 2012 through 2016. Furthermore, in response to studies suggesting that emissions of carbon dioxide and certain other gases, referred to an “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere and other climatic changes, climate-change legislation and regulatory changes have been made or are being considered at state and federal levels. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell.

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

Employees

We believe our relationships with our employees are favorable. As of December 31, 2011, we employed 8,267 (full-time, part-time and temporary) people, of whom:

•	1,221 were employed in managerial positions;

•	1,606 were employed in non-managerial vehicle sales department positions;

•	4,121 were employed in non-managerial parts and service department positions; and

•	1,319 were employed in administrative support positions.

Eighty of our employees in one market are represented by a labor union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.

Seasonality

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition, inventory availability, and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.

For further discussion, please read Part I, “Item 1A. Risk Factors.”

Executive Officers

Our executive officers serve at the pleasure of our Board of Directors and are subject to annual appointment by our Board of Directors at its first meeting following each annual meeting of stockholders. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any person was selected as an executive officer.

The following table sets forth certain information as of the date of this Form 10-K regarding our current executive officers:

Name	Age	Position
Earl J. Hesterberg	58	President and Chief Executive Officer, Director
John C. Rickel	50	Senior Vice President and Chief Financial Officer
Darryl M. Burman	53	Vice President and General Counsel
Peter C. DeLongchamps	51	Vice President, Financial Services and Manufacturer Relations
J. Brooks O’Hara	56	Vice President, Human Resources

Earl J. Hesterberg

Mr. Hesterberg has served as our President and Chief Executive Officer and as a director since April 2005. Prior to joining us, Mr. Hesterberg had served as Group Vice President, North America Marketing, Sales and Service for Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts, since October 2004. From July 1999 to September 2004, he served as Vice President, Marketing, Sales and Service for Ford of Europe, and from 1999 until 2005, he served on the supervisory board of Ford Werke AG. Mr. Hesterberg has also served as President and Chief Executive Officer of Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. He has also held various senior sales, marketing, general management, and parts and service positions with Nissan Motor Corporation in U.S.A. and

Nissan Europe, both of which are wholly-owned by Nissan Motor Co., Ltd., a global provider of automotive products and services. Mr. Hesterberg serves on the Board of Directors, the Corporate Governance and Nominating Committee of Stage Stores, Inc., and as Chairman of the Compensation Committee, national retail clothing chain with over 800 stores located in 39 states. Mr. Hesterberg also services on the Board of Trustees of Davidson College and on the Board of Directors of the Greater Houston Partnership, a local non-profit organization dedicated to building regional economic prosperity. Mr. Hesterberg received his BA in Psychology at Davidson College in 1975 and his MBA from Xavier University in 1978.

John C. Rickel

Mr. Rickel has served as our Senior Vice President and Chief Financial Officer since December 2005. From 1984 until joining us, Mr. Rickel held a number of executive and managerial positions of increasing responsibility with Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts. He most recently served as Controller, Ford Americas, where he was responsible for the financial management of Ford’s western hemisphere automotive operations. Immediately prior to that, he was Chief Financial Officer of Ford Europe, where he oversaw all accounting, financial planning, information services, tax and investor relations activities. From 2002 to 2004, Mr. Rickel was Chairman of the Board of Directors of Ford Russia and a member of the Board of Directors and the Audit Committee of Ford Otosan, a publicly traded automotive company located in Turkey and owned 41% by Ford. Mr. Rickel received his BSBA in 1982 and MBA in 1984 from The Ohio State University.

Darryl M. Burman

Mr. Burman has served as our Vice President and General Counsel since December 2006. From December 2006 through July 2010, Mr. Burman also served as our Secretary. From September 2005 to December 2006, Mr. Burman was a partner and head of the corporate and securities practice in the Houston office of the law firm of Epstein Becker Green Wickliff & Hall, P.C. From September 1995 until September 2005, Mr. Burman served as the head of the corporate and securities practice of the law firm of Fant & Burman, L.L.P. in Houston, Texas. Mr. Burman currently serves as a Director of the Texas General Counsel Forum — Houston Chapter. Mr. Burman graduated from the University of South Florida in 1980 and received his J.D. from South Texas College of Law in 1983.

Peter C. DeLongchamps

Mr. DeLongchamps serves as Vice President, Financial Services & Manufacturer Relations. He previously served as Vice President, Manufacturer Relations & Public Affairs from January 2006 through December 2011, and as Vice President, Manufacturer Relations from July 2004 through December 2005. Mr. DeLongchamps began his automotive retailing career in 1980, having served as District Manager for General Motors Corporation and Regional Operations Manager for BMW of North America, as well as various other management positions in the automotive industry. Immediately prior to joining the Company in 2004, Mr. DeLongchamps was President of Advantage BMW, a Houston-based automotive retailer. Mr. DeLongchamps also serves on the Board of Directors of Junior Achievement of Southeast Texas. Mr. Delongchamps received his BBA from Baylor University in 1983.

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

Internet Website and Availability of Public Filings

Our Internet address is www.group1auto.com. We make the following information available free of charge on our internet website:

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

We make our filings with the Securities and Exchange Commission (“SEC”) available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC also maintains an internet website at http://sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC. The above information is available in print to anyone who requests it free of charge. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

Economic slowdowns and other adverse economic conditions have had and, in the future, could have a material adverse effect on our business, revenues and profitability.

The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates and credit availability. During economic downturns, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. The recent general economic slowdown, as well volatility in consumer preference around fuel-efficient vehicles in response to volatile fuel prices and concern about domestic manufacturer viability, resulted in a difficult business environment. In addition, the tightening of the credit markets and credit conditions resulted in a decrease in the availability of automotive loans and leases and led to more stringent lending conditions which adversely impacted our new and used vehicle sales and margins. If the unfavorable economic conditions were to return and the availability of automotive loans and leases becomes limited again, it is possible that our vehicle sales and margins could be adversely impacted.

Recent economic conditions caused most sub-prime finance companies to tighten their credit standards and this reduction in available credit adversely affected our used vehicle sales and margins. If sub-prime finance companies apply higher standards, if credit standards used by sub- prime finance companies tighten again, or if there is another decline in the overall availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our used car business, revenues, cash flows and profitability.

Volatile fuel prices may also continue to affect consumer preferences in connection with the purchase of our vehicles. Rising fuel prices may make consumers less likely to purchase larger, more expensive vehicles, such as sports utility vehicles or luxury automobiles and more likely to purchase smaller, less expensive and more fuel efficient vehicles. Sudden changes in customer preferences make maintenance of an optimal mix of large and small vehicle inventory a challenge. Further increases or sharp declines in fuel prices could have a material adverse effect on our business, revenues, cash flows and profitability.

In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our revenues, cash flows and profitability depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations.

We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of, or other adverse economic impacts on, certain major vehicle manufacturers.

Toyota/Scion/Lexus, Nissan/Infiniti, Honda/Acura, Ford, BMW/MINI, Daimler, Chrysler and General Motors dealerships represented approximately 94.1% of our total new vehicle retail units sold in 2011. In particular, sales of Toyota/Scion/Lexus new vehicles represented 30.4% of our new vehicle unit sales in 2011. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects. In 2008 and 2009, vehicle manufacturers and in particular domestic manufacturers, were adversely impacted by the unfavorable economic conditions in the U.S. In 2010, Toyota was significantly impacted by adverse publicity regarding vehicle quality. In 2011, natural disasters in Asia adversely affected certain vehicle manufacturers, including Toyota and Honda, and many of the parts suppliers on which they depend by temporarily restricting the manufacturers’ ability to supply new vehicles and related parts. As a result, we experienced a decline in the supply of new vehicles and related parts associated with these manufacturers, slowing the pace of new vehicle sales in 2011.

In the event or threat of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (4) consumer demand for such manufacturer’s products could be materially adversely affected and could impact the value of our inventory. These events may result in a partial or complete write-down of our goodwill and/or intangible franchise rights with respect to any terminated franchises and cause us to incur non-cash impairment charges related to operating leases and/or receivables due from such manufacturers or to record allowances against the value of our new and used vehicle inventory.

We are dependent on our relationships with manufactures and if we are unable to enter into new franchise agreements in connection with dealership acquisitions or maintain or renew our existing franchise agreements on favorable terms, our operations may be significantly impaired.

We are dependent on our relationships with manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. For example, delays in obtaining, or failing to obtain, manufacturer approvals for dealership acquisitions could adversely affect our acquisition program. In determining whether to approve an acquisition, manufacturers may consider many factors, including the moral character and business experience of the dealership principals and the financial condition, ownership structure, CSI scores, sales efficiency, and other performance measures of our dealerships. Also, our manufacturers attempt to measure customers’ satisfaction with automobile dealerships through systems generally known as CSI, which may be modified or replaced at the manufacturer’s discretion. Manufacturers may use these performance indicators, as well as sales performance numbers, as conditions for certain payments and as factors in evaluating applications for additional acquisitions. In unusual cases where performance indicators, such as the ones described above, are not met to the satisfaction of the manufacturer, certain manufacturers may either limit our ability to acquire additional dealerships or require the disposal of existing dealerships or both. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions and have received requests to dispose of certain of our dealerships. On one occasion, one of our manufacturers initiated legal proceedings to block one of our acquisitions, but before the court could address the matter, the manufacturer dismissed its proceeding when the seller elected not to sell its dealerships to us. In the event one or more of our manufacturers sought to prohibit future acquisitions, or imposed requirements to dispose of one or more of our dealerships, this could adversely affect our acquisition and growth strategy.

A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. For example, we may acquire only four primary Lexus dealerships or six outlets nationally, including only two Lexus dealerships in any one of the four Lexus geographic areas. We own three primary Lexus dealerships. Also, under the manufacturer’s interpretation of existing guidelines, we own the maximum number of Toyota dealerships permitted in the Gulf States region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas, and in the Boston region, which is comprised of Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

In addition, each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management and other material breaches of the franchise agreements. Manufacturers may also have a right of first refusal if we seek to sell dealerships. We cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. Actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements could also have a material adverse effect on our revenues and profitability. Further, the terms of certain of our real estate related indebtedness require the repayment of all amounts outstanding in the event that the associated franchise is terminated. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.

Finally, our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. Subject to state laws that are generally designed to protect dealers, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would more directly compete against us. The location of new dealerships near our existing dealerships could materially adversely affect our operations and reduce the profitability of our existing dealerships.

Our ability to acquire new dealerships and successfully integrate those dealerships into our business could adversely affect the growth of our revenues and earnings.

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

We will continue to need substantial capital in order to acquire additional automobile dealerships. We currently intend to finance future acquisitions by using cash generated from operations, borrowings under our acquisition lines, proceeds from debt and/or equity offerings and, in rare situations, issuing shares of our common stock as partial consideration for acquired dealerships. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. While it has improved recently, access to funding through the debt or equity capital markets could become challenging again in the future. Also, the cost of obtaining money from the credit markets increased as many lenders and institutional investors increased interest rates, enacted tighter lending standards, refused to refinance existing debt as maturity at all or on terms similar to current debt, and reduced and, in some cases, ceased to provide funding to borrowers. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock is depressed or if our access to capital is limited.

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

We are subject to substantial regulations, which may adversely affect our profitability.

The “Energy Policy Conservation Act”, enacted into law by Congress in 1975, added Title V, “Improving Automotive Efficiency”, to the Motor Vehicle Information and Cost Savings Act and established Corporate Average Fuel Economy (“CAFE”) standards for passenger cars and light trucks. CAFE is the sales weighted average fuel economy, expressed in miles per gallon of a manufacturer’s fleet of passenger cars or light trucks with a gross vehicle weight rating of 8,500 pounds or less, manufactured for sale in the U.S., for any given model year. The Secretary of Transportation has delegated authority to establish CAFE standards to the Administrator of the National Highway Traffic Safety Administration (“NHTSA”). NHTSA is responsible for establishing and amending the CAFE standards; promulgating regulations concerning CAFE procedures, definitions and reports; considering petitions for exemptions from standards for low volume manufacturers and establishing unique standards for them; enforcing fuel economy standards and regulations; responding to petitions concerning domestic production by foreign manufacturers and all other aspects of CAFE.

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

Our operations are subject to environmental laws and regulations that may expose us to significant costs and liabilities.

In the course of our operations, we generate, handle, store and recycle or dispose of various used products and wastes. These business activities are subject to stringent federal, regional, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material from our equipment, and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial and corrective action obligations, and the issuance of injections limiting or preventing some or all of our operations.

There is a risk of incurring significant environmental costs and liabilities in the operations or our automotive dealerships due to our handling of regulated used products and wastes, because of releases arising in the course of our operations, especially from storage tanks, and due to contamination arising from historical operations and waste disposal practices. Under certain environmental laws, we could be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination or for correction of previously unknown equipment or facility deficiencies regardless of whether we were responsible for the release, contamination or deficiency or if the operations were in compliance with all applicable laws at the time those actions were taken.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly pollution control equipment or waste containment, management or disposal requirements could have a material adverse effect on our financial position and results of operation. For instance, vehicle manufacturers are currently subject to federal mandated corporate average fuel economy standards, which will increase to a fuel efficiency equivalent of 35.5 miles per gallon in 2016 and is proposed to increase to a fuel efficiency equivalent of 54.5 miles per gallon by 2025. Also, in response to studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere and other climatic changes, the Congress and numerous states have from time to time considered and — in the case of some states, adopted — legislation to restrict greenhouse gases. Moreover, the EPA has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles, require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, and require monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell. Please see “Business — Governmental Regulations — Environmental and Occupational Health and Safety Laws and Regulations” for more information.

If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected because we rely on the industry knowledge and relationships of our key personnel.

We believe our success depends to a significant extent upon the efforts and abilities of our executive officers, senior management and key employees, including our regional vice presidents. The unexpected or unanticipated loss of the services of one or more members of our senior management team could have an adverse effect on us and impair the efficiency and productivity of our operations. We do not have key man insurance for any of our executive officers or key personnel. In addition, the market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We do not have employment agreements with most of our dealership general managers and other key dealership personnel. Accordingly, the loss of any of our key employees or the failure to attract qualified managers could have an adverse effect on our business and may impact the ability of our dealerships to conduct their operations in accordance with our national standards.

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

The Internet has also become a significant part of the advertising and sales process in our industry. Customers are using the Internet as part of the sales process to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits for related finance and insurance services. Some websites offer vehicles for sale over the Internet without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected. We would also be materially adversely affected to the extent that Internet companies acquire dealerships or align themselves with our competitors’ dealerships.

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

Based on the organization and management of our business, we determined that each region qualified as reporting units for the purpose of assessing goodwill for impairment. To determine the fair value of our reporting units in assessing the carrying value of our goodwill for impairment, we use a combination of the discounted cash flow and market approaches. In addition, we are required to evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level. To test the carrying value of each individual intangible franchise right for impairment, we also use a discounted cash flow based approach. Both these analyses are based upon a series of assumptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Accounting Estimates — Goodwill” and “Intangible Franchise Rights” for additional information on our assumptions. If any one of these assumptions changes, or fails to materialize, the resulting decline in our estimated fair value could result in a material non-cash impairment charge.

We are required to evaluate the carrying value of our long-lived assets at the lowest level of identifiable cash flows. To test the carrying value of assets to be sold, we generally use independent, third-party appraisals or pending transactions as an estimate of fair value. In the event of an adverse change in the real estate market, the resulting decline in our estimated fair value could result in a material non-cash impairment charge to the associated long-lived assets.

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

Our dealerships are concentrated in states and regions in the U.S. in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) have in the past, and may in the future disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

Our indebtedness and the associated covenants could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures, prevent us from fulfilling our financial obligations and restrict our use of capital.

Our indebtedness could impact us, in the following ways:

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

Our Consolidated Financial Statements reflect that our results of operations and financial position are reported in local currency and are converted into U.S. dollars at the applicable currency rate. Fluctuations in such currency rates may have a material effect on our results of operations or financial position as reported in U.S. dollars. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rates” for additional information on foreign currency exchange rate sensitivity.

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

Our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if such change of control would be beneficial to our stockholders. These include provisions:

•	providing for a Board of Directors with staggered, three-year terms, permitting the removal of a non-employee director from office only for cause;

•	allowing only the Board of Directors to set the number of non-employee directors;

•	requiring super-majority or class voting to affect certain amendments to our certificate of incorporation and bylaws;

•	limiting the persons who may call special stockholders’ meetings;

•	limiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholders’ meetings.

In addition, our certificate of incorporation authorizes us to issue “blank check” preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by our Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue preferred stock with rights that could materially adversely affect the voting power or other rights of the common stock holders or the market value of the common stock and prevent a change of our control.

Finally, certain of our franchise agreements prohibit the acquisition of more than a specified percentage of our common stock without the consent of the relevant manufacturer. These terms of our franchise agreements could also make it more difficult for a third party to acquire control of us.

Item 1B. Unresolved	Staff Comments

None.

Item 2. Properties

We presently lease our corporate headquarters, which is located at 800 Gessner, Suite 500, Houston, Texas. In addition, as of December 31, 2011, we had 141 franchises situated in 109 dealership locations throughout 15 states in the U.S. and in the U.K. As of December 31, 2011, we leased 70 of these locations and owned the remainder. We have one location in Massachusetts, one location in Alabama and one location in California where we lease the land but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased
East	Massachusetts	6	4
	Georgia	3	1
	New Jersey	3	3
	Maryland	2	—
	Mississippi	2	1
	South Carolina	2	1
	Alabama	1	1
	New York	1	3
	Florida	—	1
	New Hampshire	—	3
	Louisiana	—	4

		20	22

West	Texas	9	28
	California	2	10
	Kansas	2	—
	Oklahoma	1	10

		14	48

International	United Kingdom	5	—

Total		39	70

We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. Prior to 2005, we tried to structure our operations so as to avoid the ownership of real property. In connection with our dealership acquisitions, we generally sought to lease, rather than acquire, the facilities on which the acquired dealerships were located. We generally entered into lease agreements with respect to such facilities that have 30-year total terms, consisting of 15-year initial terms and three five-year option periods, at our option. As a result, we lease the majority of our facilities under long-term operating leases. See Note 18, “Operating Leases.”

Since 2005, Group 1 Realty, Inc., one of our wholly-owned subsidiaries, has typically acquired the property in connection with our dealership acquisitions and relocations and acts as the landlord of our dealership operations. For the year ended December 31, 2011, we acquired $66.1 million of real estate, of which $39.4 million was purchased in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate used in operations that we owned was $450.7 million as of December 31, 2011. Of this total, $355.4 million is mortgaged through our Mortgage Facility or another real estate related borrowing arrangement. We do not believe that any single facility is material to our operations and, if necessary, we would obtain a replacement facility.

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

In December 2011, an adverse jury verdict was rendered against us in the San Diego County Superior Court, awarding $7.5 million to the plaintiff who sought reimbursement for medical expenses, lost wages and pain and suffering arising from an accident involving one of our customer shuttle vans and the plaintiff’s motorcycle. We plan to appeal the verdict at all levels available under the law. We maintain insurance coverage for any loss in excess of our $1.0 million self-insured retention. We have fully accrued the amount of the award and the related insurance charge as a current account receivable and a current accrued expense, respectively, in the accompanying Consolidated Balance Sheet as of December 31, 2011. Our insurance deductible was recognized as SG&A expense during the year ended December 31, 2011.

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

Item 4. Mine	Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 65 holders of record of our common stock as of February 8, 2012.

The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2010 and 2011:

	High	Low	Dividends Declared
2010:
First Quarter	$35.14	$25.08	$—
Second Quarter	38.24	22.93	—
Third Quarter	31.40	22.22	—
Fourth Quarter	42.30	29.83	0.10
2011:
First Quarter	$43.15	$37.32	$0.11
Second Quarter	44.98	35.43	0.11
Third Quarter	49.82	33.67	0.13
Fourth Quarter	52.16	33.31	0.13

We expect comparable cash dividends to be paid in the future. However, payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.

Further, we are limited under the terms of the Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of December 31, 2011, the Restricted Payment Basket under both facilities was $85.0 million. The Restricted Payment Basket will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

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

The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2006, and that all dividends were reinvested. Performance data for Group 1, the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS

AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

Measurement Date	Group 1 Automotive, Inc.	S&P 500	Peer Group
December 2006	$100.00	$100.00	$100.00
December 2007	46.66	105.50	71.04
December 2008	21.65	66.45	33.82
December 2009	56.97	84.03	68.65
December 2010	84.14	96.68	95.86
December 2011	105.54	98.72	119.89

Purchases of Equity Securities by the Issuer

No shares of our common stock were repurchased during the three months ended December 31, 2011. See “Business — Stock Repurchase Program” for more information.

Item 6.	Selected Financial Data

The following selected historical financial data as of December 31, 2011, 2010, 2009, 2008, and 2007, and for the five years in the period ended December 31, 2011, have been derived from our audited Consolidated Financial Statements, subject to certain reclassifications to make prior years conform to the current year presentation, except for the earnings per share data in 2008 and 2007, which has been restated to conform with our adoption of the two-class method for computing earnings per share. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

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

	Year Ended December 31,
	2011	2010	2009	2008(3)	2007(3)
		(In thousands, except per share amounts)
Income Statement Data:
Revenues	$6,079,765	$5,509,169	$4,525,707	$5,654,087	$6,260,217
Cost of sales	5,119,165	4,632,136	3,749,870	4,738,426	5,285,750

Gross profit	960,600	877,033	775,837	915,661	974,467
Selling, general and administrative expenses	735,229	693,635	621,048	739,430	758,877
Depreciation and amortization expense	27,063	26,455	25,828	25,652	20,438
Asset impairments	4,805	10,840	20,887	163,023	16,784

Income (loss) from operations	193,503	146,103	108,074	(12,444)	178,368
Other income and (expense):
Floorplan interest expense	(27,687)	(34,110)	(32,345)	(46,377)	(46,822)
Other interest expense, net	(33,722)	(27,217)	(29,075)	(36,783)	(30,068)
Gain (loss) on redemption of long-term debt	—	(3,872)	8,211	18,126	(1,598)
Other income (expense), net	—	—	(14)	302	560

Income (loss) from continuing operations before income taxes	132,094	80,904	54,851	(77,176)	100,440
Provision (benefit) for income taxes	49,700	30,600	20,006	(31,166)	35,893

Income (loss) from continuing operations	82,394	50,304	34,845	(46,010)	64,547
Loss related to discontinued operations, net of tax	—	—	—	(2,003)	(1,132)

Net income (loss)	$82,394	$50,304	$34,845	$(48,013)	$63,415

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(In thousands, except per share amounts)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$3.50	$2.09	$1.43	$(1.57)	$2.69
Loss related to discontinued operations, net of tax	—	—	—	(0.09)	(0.05)

Net income (loss)	$3.50	$2.09	$1.43	$(1.66)	$2.64
Diluted:
Income (loss) from continuing operations	$3.47	$2.09	$1.43	$(1.57)	$2.68
Loss related to discontinued operations, net of tax	—	—	—	(0.09)	(0.04)

Net income (loss)	$3.47	$2.09	$1.43	$(1.66)	$2.64
Dividends per share	$0.48	$0.10	$—	$0.47	$0.56
Weighted average common shares outstanding:
Basic	22,157	22,767	22,888	22,513	23,270
Diluted	22,409	22,788	22,906	22,532	23,339

	December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Balance Sheet Data:
Working capital	$130,637	$124,300	$103,225	$92,128	$184,705
Inventories	867,470	777,771	596,743	845,944	878,168
Total assets	2,476,343	2,201,964	1,969,414	2,288,114	2,506,104
Floorplan notes payable — credit facility(1)	609,738	560,840	420,319	693,692	648,469
Floorplan notes payable — manufacturer affiliates	155,980	103,345	115,180	128,580	170,911
Acquisition line	—	—	—	50,000	135,000
Mortgage facility, including current portion	41,003	42,600	192,727	177,998	131,317
Long-term debt, including current portion	456,261	423,539	265,769	322,319	329,109
Stockholders’ equity	$807,100	$784,368	$720,156	$662,117	$741,765
Long-term debt to capitalization(2)	38%	37%	39%	45%	45%

(1)

Includes immediately available funds of $109.2 million, $129.2 million, $71.6 million, $44.9 million, and $64.5 million, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.

(2)	Includes the Acquisition Line, Mortgage Facility and other long-term debt.

(3)	Earning per share data has been restated to conform with our adoption of the two-class method of coputing earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion in conjunction with Part I, including the matters set forth in the “Risk Factors” section, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Overview

We are a leading operator in the automotive retail industry. As of December 31, 2011, we owned and operated 131 franchises, representing 31 brands of automobiles, at 104 dealership locations and 25 collision service centers in the U.S. and ten franchises at five dealerships and three collision centers in the U.K. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of December 31, 2011, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (i) the East (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina) and (ii) the West (62 dealerships in California, Kansas, Oklahoma and Texas). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2007, through December 31, 2011, we have purchased 39 franchises with expected annual revenues at the time of acquisition of $1.6 billion and been granted nine new franchises by our manufacturers, with expected annual revenues at the time of acquisition of $119.7 million. In 2011 alone, we acquired six domestic, four import, and four luxury franchises with expected annual revenues at the time of acquisition of $563.0 million. In the following discussion and analysis, we report certain performance measures of our newly acquired dealerships separately from those of our existing dealerships. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand and existing real estate obligations. From January 1, 2007 through December 31, 2011, we disposed of or terminated 50 franchises with annual revenues of approximately $530.4 million. Specifically, during 2011, we disposed of one luxury and one import franchise with annual revenues of approximately $4.1 million.

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

We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income. In particular, the disruption in new vehicle production for many of our import manufacturer partners resulting from the natural disasters in Japan earlier in 2011 restricted new vehicle supply and altered these seasonal trends for much of 2011.

Since 2008, the U.S. and global economies have suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures, and higher inventory levels. Beginning in the latter half of 2010 and into 2011, economic trends stabilized and consumer demand for new and used vehicles showed improvement. According to industry experts, the annual unit sales for 2011 were 12.8 million units, compared to 11.6 million units in 2010.

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

For the year ended December 31, 2011, we realized net income of $82.4 million, or $3.47 per diluted common share, and for the years ended December 31, 2010 and 2009, we realized net income of $50.3 million, or $2.09 per diluted share, and $34.8 million, or $1.43 per diluted share, respectively. In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2011, 2010, and 2009:

Year Ended December 31, 2011:

•

Asset Impairments:    We recognized a total of $4.8 million in pretax non-cash asset impairment charges, primarily related to the impairment of held-for-sale assets of $3.2 million and other various long-lived assets of $1.6 million.

•

Non-Cash Interest Expense:    Our 2011 results were negatively impacted by $9.1 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes and 3.00% Notes representing the impact of the accounting for convertible debt as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt (“ASC 470”).

Year Ended December 31, 2010:

•

Asset Impairments:    We recognized a total of $10.8 million in pretax non-cash asset impairment charges, primarily related to the impairment of assets held-for-sale and leasehold improvements, as well as other long-term assets.

•

Convertible Debt Offering and Debt Redemption:    We issued $115.0 million aggregate principal amount of 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act, as amended, which will mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. In conjunction with using the proceeds of our 3.00% Notes offering, we completed the redemption of our then outstanding $74.6 million face value 8.25% Senior Subordinated Notes (“8.25% Notes”) at a redemption price of 102.75% of the principal amount of the notes. We incurred a $3.9 million pretax charge in completing the redemption, consisting primarily of a $2.1 million redemption premium, a $1.5 million write-off of unamortized bond discount and deferred costs and $0.3 million of other debt extinguishment costs.

•

Non-Cash Interest Expense:    Our 2010 results were negatively impacted by $7.7 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes and 3.00% Notes representing the impact of the accounting for convertible debt as required by FASB ASC 470.

Year Ended December 31, 2009:

•

Asset Impairments:    We recognized a total of $20.9 million in pretax non-cash asset impairment charges, primarily related to the impairment of vacant properties that were held for sale as of December 31, 2009, as well as other long-term assets.

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

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	For the Year Ended December 31,
	2011	2010	2009
Unit Sales
Retail Sales
New Vehicle	102,022	97,511	83,182
Used Vehicle	70,475	66,001	54,067

Total Retail Sales	172,497	163,512	137,249
Wholesale Sales	35,997	33,524	27,793

Total Vehicle Sales	208,494	197,036	165,042
Gross Margin
New Vehicle Retail Sales	6.2%	5.8%	6.1%
Total Used Vehicle Sales	7.7%	7.9%	8.9%
Parts and Service Sales	52.3%	53.8%	53.3%
Total Gross Margin	15.8%	15.9%	17.1%
SG&A(1) as a % of Gross Profit	76.5%	79.1%	80.0%
Operating Margin	3.2%	2.7%	2.4%
Pretax Margin	2.2%	1.5%	1.2%
Finance and Insurance Revenues per Retail Unit Sold	$1,135	$1,032	$994

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances, which are discussed in more detail in the “Results of Operations” section that follows.

Over the course of 2011, the U.S. retail automotive industry experienced an increase in the seasonally adjusted annual rate (“SAAR”) for new vehicle unit sales. This increase is primarily related to the stabilization of the U.S. economic conditions and a growing need to replace aged or scrapped vehicles. While the SAAR is still low relative to the years immediately preceding the recession, unit sales have risen from 11.6 million for the twelve months ended December 31, 2010 to 12.8 million in 2011, more than a 10.0% improvement. Our unit sales performance has outpaced the specific performances of a number of the brands we represent, though our overall sales increases lagged the industry results due primarily to our brand mix and inventory shortages in our key Japanese import brands. Our new vehicle retail sales increased 10.2% from 2010 to 2011. We achieved this increase despite inventory shortages in our predominant import brands caused by the natural disasters in Japan that occurred in March 2011. The improvement reflects higher unit sales of 4.6% for the twelve months ended December 31, 2011, as well as a 5.4% increase in average sales price driven primarily by brand mix and a shift towards more truck sales. New vehicle retail gross margin improved during 2011, reflecting brand and car/truck mix shifts, as well as the impact of constrained inventory levels. Gross profit per new vehicle unit sold improved $239 from 2010 to 2011 to $2,062.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit, as well as our ability to effectively manage the level and quality of our overall used vehicle inventory. The stabilizing economic environment that benefited new vehicle sales also supported improved used vehicle demand that positively impacted our used vehicle retail sales in comparison to our 2010 results. In addition, the Manheim Index, which measures used vehicle auction prices, reached an all-time high at the end of the second quarter of 2011 and the 2011 Manheim average annual index increased 3.7% as compared to 2010. Used vehicle retail gross margin declined for the twelve months ended December 31, 2011 as the increase in gross profit per used retail unit of 1.4% was outpaced by the increase in average sales price per retail unit (“PRU”) of $842. Further, the wholesale side of the business experienced increases in unit sales and gross profits for the twelve months ended December 31, 2011 as compared to the same periods in 2010.

Our parts and service sales increased by 6.1%, for the year ended December 31, 2011 as compared to 2010, primarily driven by increases in our collision and wholesale parts businesses, as well as increases in our customer-pay parts and service business. The overall improvement in our parts and service business is particularly noteworthy, given that the comparable period in 2010 was bolstered by two significant Toyota recall campaigns. Our parts and service margins declined for the year ended December 31, 2011 as compared to 2010, as growth in our collision and wholesale parts segments, which are relatively lower margin segments, outpaced the growth in our customer-pay and warranty related parts and service segments. We also experienced declining margins in our warranty parts and service business, reflecting a return to more normalized levels as the Toyota recalls of 2010 consisted predominantly of labor services that generated higher margin than the corresponding parts.

Our consolidated finance and insurance income per retail unit sold also increased during the twelve months ended December 31, 2011 as compared to 2010, primarily driven by an improvement in finance and vehicle service income per contract, as well as penetration rates in vehicle service contract offerings.

Our total gross margin decreased 10 basis points to 15.8% for the twelve months ended December 31, 2011, primarily due to business mix, as we experienced more rapid growth in our new and used vehicle businesses, which generally produce lower margins than the other business units.

Our consolidated SG&A expenses increased in absolute dollars, but decreased as a percentage of gross profit by 260 basis points to 76.5% for 2011, from 2010, reflecting ongoing cost control and the leverage on our cost structure that the higher revenues and gross profits provide.

The combination of all of these factors, including $4.8 million of asset impairments, resulted in an operating margin of 3.2% for 2011, which reflects a 50 basis-point increase from 2010.

Our floorplan interest expense decreased 18.8% in 2011, as compared to 2010, due to a decline in weighted average floorplan interest rates, as well as a decline in weighted average borrowings for the year ended December 31, 2011. Other interest expense increased 23.9% in 2011, primarily attributable to higher mortgage interest rates coupled with an increase in weighted average real estate related borrowings outstanding as we continue to strategically add dealership related real estate to our portfolio. As a result, our pretax margin for 2011 increased 70 basis points to 2.2% as compared to 2010.

We further address these items, and other variances between the periods presented in the “Results of Operations” section below.

Recent Accounting Pronouncements

Refer to Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Polices and Estimates,” for a discussion of those most recent pronouncements that impact us.

Critical Accounting Policies and Accounting Estimates

The preparation of our financial statements in conformity with generally accepted accounting (“GAAP”) principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates and policies.

We have identified below what we believe to be the most pervasive accounting policies and estimates that are of particular importance to the portrayal of our financial position, results of operations and cash flows. See Note 2 of our Consolidated Financial Statements, “Summary or Significant Accounting Policies and Estimates,” for further discussion of all our significant accounting policies and estimates.

Inventories.    We carry new, used and demonstrator vehicle inventories, as well as parts and accessories inventories, at the lower of cost (determined on a first-in, first-out basis for parts and accessories) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of its automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our Consolidated Balance Sheets and as a reduction to cost of sales in our Statements of Operations as the vehicles are sold. At December 31, 2011 and 2010, inventory cost had been reduced by $5.5 million and $4.7 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $26.1 million, $24.0 million, and $20.0 million for interest assistance received related to vehicles sold for the years ended December 31, 2011, 2010, and 2009, respectively. The assistance ranged, over the past three years, from approximately 50.6% of our quarterly floorplan interest expense in the first quarter of 2009 to 98.2% for the fourth quarter of 2011.

As the market value of inventory typically declines over time, we establish new and used vehicle reserves based on our historical loss experience and considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated, by the speed at which we turn this inventory. At December 31, 2011, our used vehicle days’ supply was 33 days.

Goodwill.    As of December 31, 2011, we defined our reporting units as each of our two regions in the U.S. and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of our regions as of October 31st, we perform a fair value and potential impairment assessment of goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).

In evaluating goodwill for impairment, we compare the carrying value of the net assets of each reporting unit to its respective fair value. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, we are then required to proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, a non-cash impairment charge equal to the difference is recorded.

We use a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of our reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated WACC. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach as of December 31, 2011, we based our analysis on a slow recovery back to a SAAR of 16 million units by 2016. For the market approach, we utilize recent market multiples of guideline companies for both revenue (20% weighted) and pretax net income (80% weighted). Each of these assumptions requires us to use our knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions change, in some cases insignificantly, or fails to materialize, the resulting decline in the estimated fair value could result in a material non-cash impairment charge to the goodwill associated with our reporting unit(s).

Intangible Franchise Rights.    Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. We expect these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2011 and 2010 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with guidance primarily codified within ASC 350, Intangibles — Goodwill and Other (“ASC 350”), we evaluate these franchise rights for impairment annually in the fourth quarter, based on the carrying values of our individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.

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

If any one of the above assumptions change or fails to materialize, the resulting decline in the intangible franchise rights’ estimated fair value could result in a non-cash impairment charge to the intangible franchise right associated with the applicable dealership. See Note 15 to our Consolidated Financial Statements, “Asset Impairments,” and Note 16 to our Consolidated Financial Statements, “Intangible Franchise Rights and Goodwill,” for additional details regarding our intangible franchise rights.

Revenue Recognition.    Revenues from vehicle sales, parts sales, and vehicle service are recognized upon completion of the sale and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

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

We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, we receive fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, we earn volume incentive rebates and interest income on reserves, as well as participate in the underwriting profits of the products. We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining estimates of future amounts which might be charged back would have changed the reserve at December 31, 2011, by $1.9 million.

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

We engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. This actuarial study is updated on an annual basis, and the appropriate adjustments are made to the accrual. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the actuarially determined loss rate per employee used in determining our estimate of future losses would have changed the reserve for these losses at December 31, 2011, by $0.8 million.

Our auto physical damage insurance coverage contains an annual aggregate retention (stop loss) limit. For policy years ended prior to October 31, 2005, our workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). Our exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.

Our maximum potential exposure under all of the Stop Loss Plans totaled $40.4 million at December 31, 2011, before consideration of amounts previously paid or accruals recorded related to our loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $18.2 million at December 31, 2011.

Fair Value of Financial Assets and Liabilities.    Our financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. Our investments in debt and equity securities are classified as available-for-sale securities and thus are carried at fair market value. As of December 31, 2011 and 2010, the face value of $115.0 million of our outstanding 3.00% Notes had a carrying value, net of applicable discount, of $77.4 million and $74.4 million, respectively and a fair value, based on quoted market prices, of $170.6 million and $143.3 million, respectively. Also, as of December 31, 2011 and 2010, the face value of our outstanding 2.25% Notes was $182.8 million. The 2.25% Notes had a carrying value, net of applicable discount, of $145.0 million and $138.2 million, respectively, and a fair value, based on quoted market prices, of $192.3 million and $180.0 million as of December 31, 2011 and 2010, respectively. Our derivative financial instruments are recorded at fair market value. See Notes 4 and 13 for further details regarding our derivative financial instruments and fair value measurements.

We maintain multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers acceptances, that have maturities of less than three months. We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets, and accordingly, has classified such investments within Level 1 of the hierarchy framework as described in ASC 820. Also within the trust accounts, we hold investments in debt instruments, such as government obligations and other fixed income securities. These investments are designated as available-for-sale, measured at fair value and classified as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. As these investments are fairly liquid, we believe our fair value techniques accurately reflect their market values and are subject to changes that are market driven and subject to demand and supply of the financial instrument markets. The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the ASC 820 hierarchy framework in Note 13 to our Consolidated Financial Statements, “Fair Value Measurements.” The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, we have concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and have categorized such investments within Level 2 of the ASC 820 hierarchy framework in Note 13, “Fair Value Measurements.” The cost basis of the debt securities, excluding demand obligations, as of December 31, 2011 and 2010 was $1.7 million and $2.9 million, respectively.

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

We follow the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all derivative instruments on our Consolidated Balance Sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense. All of our interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2011, 2010 and 2009.

We measure interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of our derivative instruments. In measuring fair value, the option-pricing Black-Scholes present value technique is utilized for all of our derivative instruments. This option-pricing technique utilizes a one-month London Interbank Offered Rate (“LIBOR”) forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Also included in our fair value estimate is a consideration of credit risk. Because the interest rate derivative instruments were in a liability position, an estimate of our own credit risk was included in the fair value calculation, based upon the spread between the one-month LIBOR yield curve and the average 10 and 20-year retail rate for BB- S&P rated companies, or 6.7%, as of December 31, 2011. We have determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, we have classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 13 to our Consolidated Financial Statements, “Fair Value Measurements.” We validate the outputs of our valuation technique by comparison to valuations from the respective counterparties.

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

Each tax position must satisfy a threshold of more-likely-than-not and a measurement attribute for some or all of the benefits of that position to be recognized in a company’s financial statements (see Note 7 to our Consolidated Financial Statements, “Income Taxes,” for additional information).

We have recognized deferred tax assets, net of valuation allowances, that we believe will be realized, based primarily on the assumption of future taxable income. To the extent that we have determined that net income attributable to certain state jurisdictions will not be sufficient to realize certain net operating losses, a corresponding valuation allowance has been established.

Results of Operations

The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2010, the results from this dealership will appear in our Same Store comparison beginning in 2011 for the period July 2011 through December 2011, when comparing to July 2010 through December 2010 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2010 Same Store results that are compared to 2011 differ from those used in the comparison to 2009. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the year ended December 31, 2011 as compared to 2010 and for the year ended December 31, 2010 compared to 2009.

Total Same Store Data

(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Revenues
New vehicle retail	$3,252,960	6.4%	$3,056,307	$2,961,961	18.7%	$2,494,827
Used vehicle retail	1,361,006	7.9%	1,261,856	1,208,687	27.4%	948,785
Used vehicle wholesale	240,467	13.1%	212,631	202,243	35.3%	149,530
Parts and service	776,005	2.5%	757,132	745,840	6.1%	702,811
Finance, insurance and other	188,105	12.4%	167,339	165,598	23.8%	133,765

Total revenues	$5,818,543	6.7%	$5,455,265	$5,284,329	19.3%	$4,429,718
Cost of Sales
New vehicle retail	$3,050,345	5.9%	$2,880,105	$2,792,243	19.2%	$2,342,576
Used vehicle retail	1,241,438	8.2%	1,147,551	1,097,980	28.7%	853,005
Used vehicle wholesale	236,166	12.6%	209,649	199,128	35.4%	147,112
Parts and service	364,724	4.5%	349,139	344,464	5.1%	327,642

Total cost of sales	$4,892,673	6.7%	$4,586,444	$4,433,815	20.8%	$3,670,335

Gross profit	$925,870	6.6%	$868,821	$850,514	12.0%	$759,383

Selling, general and administrative expenses	$706,558	4.1%	$678,405	$663,960	10.0%	$603,366
Depreciation and amortization expenses	$26,187	2.0%	$25,673	$25,547	2.3%	$24,982
Floorplan interest expense	$26,493	(21.5)%	$33,756	$33,520	4.9%	$31,966
Gross Margin
New vehicle retail	6.2%		5.8%	5.7%		6.1%
Used vehicle	7.7%		8.0%	8.1%		8.9%
Parts and service	53.0%		53.9%	53.8%		53.4%
Total gross margin	15.9%		15.9%	16.1%		17.1%
SG&A as a % of gross profit	76.3%		78.1%	78.1%		79.5%
Operating margin	3.2%		2.9%	2.9%		2.9%
Finance and insurance revenues per retail unit sold	$1,139	10.3%	$1,033	$1,057	6.1%	$996

The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the years ended December 31, 2011, 2010 and 2009.

New Vehicle Retail Data

(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Retail Unit Sales
Same Stores	97,495	0.9%	96,629	93,491	14.6%	81,599
Transactions	4,527		882	4,020		1,583

Total	102,022	4.6%	97,511	97,511	17.2%	83,182
Retail Sales Revenues
Same Stores	$3,252,960	6.4%	$3,056,307	$2,961,961	18.7%	$2,494,827
Transactions	149,687		30,500	124,846		48,204

Total	$3,402,647	10.2%	$3,086,807	$3,086,807	21.4%	$2,543,031
Gross Profit
Same Stores	$202,615	15.0%	$176,202	$169,717	11.5%	$152,252
Transactions	7,723		1,593	8,078		1,982

Total	$210,338	18.3%	$177,795	$177,795	15.3%	$154,234
Gross Profit per Retail Unit Sold
Same Stores	$2,078	14.0%	$1,823	$1,815	(2.7)%	$1,866
Transactions	$1,706		$1,806	$2,009		$1,252
Total	$2,062	13.1%	$1,823	$1,823	(1.7)%	$1,854
Gross Margin
Same Stores	6.2%		5.8%	5.7%		6.1%
Transactions	5.2%		5.2%	6.5%		4.1%
Total	6.2%		5.8%	5.8%		6.1%

The following table sets forth our top 10 Same Store brands, based on retail unit sales volume and the percentage changes from year to year, as well as Same Store unit sales mix:

Same Store New Vehicle Unit Sales

	For the Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Toyota	25,615	(11.2)%	28,856	28,064	11.9%	25,079
Nissan	13,166	2.9	12,797	12,797	28.7	9,943
BMW	9,528	8.6	8,776	6,744	10.5	6,102
Honda	8,604	(8.4)	9,395	9,395	7.2	8,766
Ford	7,360	11.9	6,575	7,265	27.1	5,717
Daimler	5,839	5.2	5,549	5,549	18.3	4,692
Lexus	4,418	(14.0)	5,137	5,137	12.4	4,570
Chevrolet	3,893	31.3	2,965	2,965	30.7	2,268
MINI	3,003	11.5	2,693	2,016	1.4	1,988
Acura	2,266	(3.1)	2,338	2,338	36.6	1,711
Other	13,803	19.5	11,548	11,221	4.3	10,763

Total	97,495	0.9%	96,629	93,491	14.6%	81,599

Same Store New Vehicle Unit Sales Mix

	For the Year Ended December 31,
	2011	2010	2010	2009
Car	54.3%	58.4%	57.1%	59.2%
Truck	45.7	41.6	42.9	40.8

Total	100.0%	100.0%	100.0%	100.0%
Import	54.3%	58.0%	58.8%	58.9%
Luxury	28.4	28.0	26.0	25.9
Domestic	17.3	14.0	15.2	15.2

Total	100.0%	100.0%	100.0%	100.0%

The stabilization of U.S. economic conditions, coupled with the increase in SAAR, as well as the focus that we have placed on improving our sales processes at our dealerships, helped to offset the negative impact of inventory shortages experienced during 2011 in our predominant import brands resulting from the natural disasters in Japan. From a mix standpoint, we achieved increases in Same Store domestic brand unit sales of 24.8% and in Same Store domestic brand revenues of 27.4% from 2010 to 2011 that offset the 0.2% decline in Same Store revenues within our import brands. The level of retail sales, as well as our own ability to retain or grow market share during future periods, is difficult to predict.

Our total Same Store new vehicle average selling price increased 5.5% to $33,365 in 2011, due primarily to manufacturer price increases, and a mix shift to trucks from cars. For the year ended December 31, 2011, our Same Store retail new truck unit sales increased by 10.9% to 45.7% of total new vehicle retail sales units and our retail new car unit sales decreased by 6.2%, as compared with the same period in 2010.The inventory shortages that we experienced in 2011 following the natural disasters in Japan were concentrated in our Toyota and Honda brands, which are heavily weighted towards cars. Our Same Store new vehicle gross profits improved 15.0% for the year ended December 31, 2011. Same Store gross profit PRU increased by 14.0% to $2,078. This gross profit

PRU improvement consisted primarily of increases in our import brands resulting from the limited availability of inventory as discussed above. However, we experienced increases in predominantly all of the brands that we represent. As a result, our Same Store gross margin grew 40 basis points from 5.8% in 2010 to 6.2% in 2011.

In 2010, as U.S. economic conditions stabilized, most of our new vehicle brands generated improved sales over 2009 levels. We achieved increases in Same Store unit sales and revenues for most of the major brands that we represent that exceeded the national retail results for these brands. Same Store revenues from our import and luxury brands increased 17.3% and 18.3% from 2009 to 2010, on 14.3% and 14.9% more retail units, respectively. Our Same Store unit sales in our truck-heavy domestic franchises increased 15.2% from 2009 to 2010, while revenues increased 24.0% over the same period.

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

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2011, 2010, and 2009, was $26.1 million, $24.0 million and $20.0 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turnover.

In effect as of December 31, 2011, we had interest rate swaps with an aggregate notional amount of $300.0 million, at a weighted average fixed rate of 4.3%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and further mitigating the impact of interest rate fluctuations. Over the past three years, manufacturers’ interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 50.6% in the first quarter of 2009 to 98.2% in the fourth quarter of 2011.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. We increased our new vehicle inventory levels by $47.2 million, or 8.3%, from $572.0 million as of December 31, 2010 to $619.2 million as of December 31, 2011, as inventory supply constraints that negatively impacted inventory levels for most of 2011 improved towards the end of the year. Our consolidated days’ supply of new vehicle inventory decreased to 54 days at December 31, 2011 from 59 days at December 31, 2010, reflecting the improved selling environment.

Used Vehicle Retail Data

(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Retail Unit Sales
Same Stores	67,647	3.4%	65,417	63,123	19.9%	52,654
Transactions	2,828		584	2,878		1,413

Total	70,475	6.8%	66,001	66,001	22.1%	54,067
Retail Sales Revenues
Same Stores	$1,361,006	7.9%	$1,261,856	$1,208,687	27.4%	$948,785
Transactions	55,514		9,183	62,352		21,829

Total	$1,416,520	11.4%	$1,271,039	$1,271,039	31.0%	$970,614
Gross Profit
Same Stores	$119,568	4.6%	$114,305	$110,707	15.6%	$95,780
Transactions	4,956		699	4,297		2,254

Total	$124,524	8.3%	$115,004	$115,004	17.3%	$98,034
Gross Profit per Retail
Unit Sold
Same Stores	$1,768	1.2%	$1,747	$1,754	(3.6)%	$1,819
Transactions	$1,752		$1,197	$1,493		$1,595
Total	$1,767	1.4%	$1,742	$1,742	(3.9)%	$1,813
Gross Margin
Same Stores	8.8%		9.1%	9.2%		10.1%
Transactions	8.9%		7.6%	6.9%		10.3%
Total	8.8%		9.0%	9.0%		10.1%

Used Vehicle Wholesale Data

    (dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Wholesale Unit Sales
Same Stores	34,395	3.7%	33,176	31,956	17.9%	27,115
Transactions	1,602		348	1,568		678

Total	35,997	7.4%	33,524	33,524	20.6%	27,793
Wholesale Sales Revenues
Same Stores	$240,467	13.1%	$212,631	$202,243	35.3%	$149,530
Transactions	10,576		2,899	13,287		3,538

Total	$251,043	16.5%	$215,530	$215,530	40.8%	$153,068
Gross Profit
Same Stores	$4,301	44.2%	$2,982	$3,115	28.9%	$2,417
Transactions	(221)		(285)	(418)		(113)

Total	$4,080	51.3%	$2,697	$2,697	17.1%	$2,304
Gross Profit per
Wholesale Unit Sold
Same Stores	$125	38.9%	$90	$97	9.0%	$89
Transactions	$(138)		$(819)	$(267)		$(167)
Total	$113	41.3%	$80	$80	(3.6)%	$83
Gross Margin
Same Stores	1.8%		1.4%	1.5%		1.6%
Transactions	(2.1)%		(9.8)%	(3.1)%		(3.2)%
Total	1.6%		1.3%	1.3%		1.5%

Total Used Vehicle Data

    (dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Used Vehicle Unit Sales
Same Stores	102,042	3.5%	98,593	95,079	19.2%	79,769
Transactions	4,430		932	4,446		2,091

Total	106,472	7.0%	99,525	99,525	21.6%	81,860
Sales Revenues
Same Stores	$1,601,473	8.6%	$1,474,487	$1,410,930	28.5%	$1,098,315
Transactions	66,090		12,082	75,639		25,367

Total	$1,667,563	12.2%	$1,486,569	$1,486,569	32.3%	$1,123,682
Gross Profit
Same Stores	$123,869	5.6%	$117,287	$113,822	15.9%	$98,197
Transactions	4,735		414	3,879		2,141

Total	$128,604	9.3%	$117,701	$117,701	17.3%	$100,338
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,214	2.0%	$1,190	$1,197	(2.8)%	$1,231
Transactions	$1,069		$444	$872		$1,024
Total	$1,208	2.1%	$1,183	$1,183	(3.5)%	$1,226
Gross Margin
Same Stores	7.7%		8.0%	8.1%		8.9%
Transactions	7.2%		3.4%	5.1%		8.4%
Total	7.7%		7.9%	7.9%		8.9%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. The improved economic conditions, uptick in consumer confidence, and healthier new vehicle selling environment have translated into an increase in used vehicle demand. This resulted in increases in our Same Store used retail unit sales and in our Same Store used retail revenues of 3.4% and 7.9%, respectively, in 2011 as compared to 2010. Our average used retail selling price increased 4.3%, or $830, during the twelve months ended December 31, 2011 to $20,119.

Our CPO volume increased 2.9% to 23,361 units sold for the twelve months ended December 31, 2011 as compared to the same period of 2010, corresponding to the overall increase in used retail volume. As a percentage of total retail sales, CPO units decreased 130 basis points to 33.1% of total used retail units for the twelve months ended December 31, 2011 as compared to the same period of 2010. The decline in CPO volume as a percent of total used retail units is primarily the result of the recent mix shift to domestic brands, as well as the impact of a decrease in supply of quality, off-lease luxury vehicles.

During 2011, a shortage in supply of new vehicle inventory in many of the import brands drove up demand for used vehicles. With increased demand and shortening supply, auction prices of used vehicles experienced steady increases over 2010 levels. The Manheim Index, which measures used vehicle auction prices, reached an all-time high at the end of the second quarter of 2011 and the average annual index increased 3.7% in 2011 as compared to 2010. For the twelve months ended 2011, our gross profit per used retail unit increased 1.2% but was outpaced by the 4.3% increase in average sales price PRU. As a result, our Same Store used retail vehicle margins declined 30 basis points to 8.8% as compared to the same period in 2010. As a partial offset, we were able to source a greater percentage of our used vehicle inventory from trade-ins in 2011, as compared to 2010.

During 2011, we experienced an increase in our wholesale used vehicle sales of 13.1% on 3.7% more units as compared to 2010. Our wholesale used gross profit PRU increased 38.9% to $125 while our wholesale used vehicle gross margin increased 40 basis points to 1.8% as compared to 2010. These increases correspond with the increases in used vehicle market prices during 2011 as the average annual Manheim Index increased as compared to 2010. As used vehicle values have begun to stabilize during the latter part of 2011, our wholesale gross profits per unit have begun to return to more normal levels. We would expect the wholesale gross profit per unit to continue to trend closer to break-even, with stable used vehicle values and supply.

For the twelve months ended 2010, our Same Store used retail unit sales and our Same Store used retail revenues improved 19.9% and 27.4%, respectively, as compared to 2009. Our average sales price PRU increased 6.3%, or $1,129, during the twelve months ended December 31, 2010 to $19,148.

Our CPO volume increased 25.7% to 22,705 for the twelve months ended December 31, 2010 as compared to the same period of 2009, corresponding to the overall lift in used retail volume. As a percentage of total retail sales, CPO units increased to represent 34.4% of total used retail units in 2010 as compared to 33.4% in 2009.

New vehicle trade-ins and lease turn-ins are our best source of quality used vehicles. Despite the increase in new vehicle volumes, used vehicle retail sales volumes substantially outpaced new vehicles sales, and the sourcing of quality used vehicles continues to be a challenge. This caused us to source a higher percentage of our inventory from auctions in 2010, generally at higher costs, as we incur auction fees and transportation costs as well as we are forced to bid against other dealers instead of negotiated prices paid on trade-ins. As a result, gross profit per used retail unit decreased 3.6% in 2010, as compared to 2009, and our Same Store used retail vehicle margins declined 90 basis points to 9.2%. Price relativities between new and used vehicles also continued to pressure used retail vehicle margins.

We also experienced an increase in our wholesale used vehicle sales of 35.3% on 17.9% more units for 2010 as compared to 2009, primarily as a result of increased new vehicle sales and trade activity.

We continuously work to optimize our used vehicle inventory levels to provide adequate supply and selection. Our days’ supply of used vehicle inventory increased to 33 days at December 31, 2011, from 31 days for both December 31, 2010 and December 31, 2009.

Parts and Service Data

    (dollars in thousands)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Parts and Service Revenues
Same Stores	$776,005	2.5%	$757,132	$745,840	6.1%	$702,811
Transactions	37,814		9,872	21,164		19,754

Total	$813,819	6.1%	$767,004	$767,004	6.2%	$722,565
Gross Profit
Same Stores	$411,281	0.8%	$407,993	$401,377	7.0%	$375,169
Transactions	14,641		4,755	11,371		9,667

Total	$425,922	3.2%	$412,748	$412,748	7.3%	$384,836
Gross Margin
Same Stores	53.0%		53.9%	53.8%		53.4%
Transactions	38.7%		48.2%	53.7%		48.9%
Total	52.3%		53.8%	53.8%		53.3%

Our Same Store parts and service revenues increased 2.5% during 2011, primarily driven by a 5.8% increase in wholesale parts sales and a 2.5% increase in customer-pay parts and service sales. We also generated a 6.7% increase in collision revenues. These increases in Same Store parts and service revenues were partially offset by a 3.1% decrease in warranty parts and service revenues related to the non-recurrence of the large Toyota recalls in 2010. Our Same Store wholesale parts business benefited from an increase in business with second-tier collision centers and repair shops, which was stimulated by the stabilization in the economy, as well as the closure of surrounding dealerships. Our Same Store collision business increased during 2011 as compared to 2010, benefiting from recent improvements in business processes, as well as the expansion of our collision center footprint. In addition, the increase in Same Store customer-pay parts and service revenues during 2011 was realized in most of the major brands that we represent, primarily driven by initiatives focused on customers, products and processes that continue to build momentum and generate results.

For the twelve months ended December 31, 2011, Same Store parts and service gross profit increased 0.8% as compared to the same period in 2010 while Same Store parts and service margins decreased 90 basis points to 53.0%, as growth in our collision and wholesale parts business, which have relatively lower margins, outpaced the growth in our customer-pay business. Further, the decline in 2011 margins reflected the return to more normalized levels in our warranty parts and service segment, which benefited from the 2010 Toyota recall campaigns. These recalls consisted predominantly of labor services that generate higher margins than the corresponding parts. In addition to the factors described above, recently instituted customer-pay initiatives that are designed to grow market share and revenues have eclipsed the growth in our other higher margin products and services, resulting in improved gross profits, but a slight decline in our customer-pay parts and service margins.

Our Same Store parts and service revenues increased 6.1% during 2010, primarily driven by a 10.9% increase in warranty parts and service revenues and a 3.7% increase in customer-pay parts and service sales. We also generated a 7.9% increase in wholesale parts sales and a 5.1% increase in our collision revenues.

The improvement in our Same Store warranty parts and service revenue as compared to 2009 was primarily driven by the Toyota recalls that began during the first quarter of 2010, and affected approximately 6.0 million vehicles according to industry sources. The two major recalls included the floormat/accelerator recall, which affected approximately 5.3 million Toyota and Lexus vehicles, and the sticky accelerator pedal recall, which affected approximately 2.3 million Toyota vehicles. There were approximately 1.7 million units that were impacted by both recalls. These recalls accounted for 130 basis points of the 6.1% increase in parts and service revenues. Total recall volumes increased 24.0% in 2010. The increase in Same Store customer-pay parts and service revenues was primarily driven by our domestic brand dealerships and attributable to markets with recent domestic dealership closures. Our Same Store wholesale parts business increased in 2010 benefiting from recent improvements in business processes, and an increase in business with second-tier collision centers and repair shops, which was stimulated by the stabilization in the economy, as well as the closure of surrounding dealerships. Our collision revenues also improved during 2010, as a result of enhanced business processes and the opening of additional capacity.

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

Finance and Insurance Data

(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Retail New and Used Unit Sales
Same Stores	165,142	1.9%	162,046	156,614	16.7%	134,253
Transactions	7,355		1,466	6,898		2,996

Total	172,497	5.5%	163,512	163,512	19.1%	137,249
Retail Finance Fees
Same Stores	$66,683	15.5%	$57,728	$56,218	33.6%	$42,076
Transactions	3,242		444	1,954		972

Total	$69,925	20.2%	$58,172	$58,172	35.1%	$43,048
Vehicle Service Contract Fees
Same Stores	$78,248	10.7%	$70,707	$70,498	24.7%	$56,537
Transactions	2,558		373	582		1,033

Total	$80,806	13.7%	$71,080	$71,080	23.5%	$57,570
Insurance and Other
Same Stores	$43,174	11.0%	$38,904	$38,882	10.6%	$35,152
Transactions	1,831		633	655		659

Total	$45,005	13.8%	$39,537	$39,537	10.4%	$35,811
Total
Same Stores	$188,105	12.4%	$167,339	$165,598	23.8%	$133,765
Transactions	7,631		1,450	3,191		2,664

Total	$195,736	16.0%	$168,789	$168,789	23.7%	$136,429

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,139	10.3%	$1,033	$1,057	6.1%	$996
Transactions	$1,038		$989	$463		$889
Total	$1,135	10.0%	$1,032	$1,032	3.8%	$994

Our continued focus on improving our finance and insurance business processes benefited us during the twelve months ended December 31, 2011 as our Same Store finance and insurance revenues increased by 12.4% to $188.1 million for 2011 as compared to 2010. This improvement was primarily driven by the increases in finance and vehicle service contract income per contract of 13.2% and 2.6%, respectively, and an increase in vehicle service contract penetration rates of 200 basis points to 36.5%. The improved finance income per contract was driven by an increase in amounts financed, corresponding with higher average selling prices, and stabilizing economic and customer lending conditions that have allowed for lower customer down-payments and higher amounts financed. We also experienced an 11.0% increase in insurance and other product revenue as a result of increases in both income per contract and penetration rates. Coupled with the new and used vehicle retail sales volumes increases in 2011, these improvements more than offset an increase in chargeback expense. As a result, our Same Store revenues PRU for 2011 improved 10.3% to $1,139, which is an all-time record for us.

Our Same Store finance and insurance revenues increased by 23.8% to $165.6 million for 2010 as compared to 2009. This improvement was primarily driven by the increases in new and used vehicle sales volumes. In addition, we experienced increases in finance income per contract and increases in both finance and vehicle service contract penetration rates during 2010. The increase in our finance penetration rate was primarily driven by the increase in manufacturer financing promotions, as well as the negative impact of the CARS program on finance penetration rates in the third quarter of 2009, as a disproportionate number of the CARS customers paid cash for their vehicle purchase. These increases were partially offset by decreases in penetration rate of our maintenance and road hazard product offerings, as well as an increase in our chargeback expense. As a result, our Same Store revenues PRU for 2010 improved 6.1% to $1,057.

Selling, General and Administrative Data

(dollars in thousands)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Personnel
Same Stores	$431,170	6.5%	$404,766	$396,115	11.9%	$354,018
Transactions	16,438		5,219	13,870		9,133

Total	$447,608	9.2%	$409,985	$409,985	12.9%	$363,151
Advertising
Same Stores	$44,571	(0.4)%	$44,728	$43,421	21.4%	$35,756
Transactions	2,152		319	1,626		811

Total	$46,723	3.7%	$45,047	$45,047	23.2%	$36,567
Rent and Facility Costs
Same Stores	$85,759	(2.3)%	$87,820	$86,897	0.4%	$86,545
Transactions	4,474		3,354	4,277		3,652

Total	$90,233	(1.0)%	$91,174	$91,174	1.1%	$90,197
Other SG&A
Same Stores	$145,058	2.8%	$141,091	$137,527	8.2%	$127,047
Transactions	5,607		6,338	9,902		4,086

Total	$150,665	2.2%	$147,429	$147,429	12.4%	$131,133
Total SG&A
Same Stores	$706,558	4.1%	$678,405	$663,960	10.0%	$603,366
Transactions	28,671		15,230	29,675		17,682

Total	$735,229	6.0%	$693,635	$693,635	11.7%	$621,048

Total Gross Profit
Same Stores	$925,870	6.6%	$868,821	$850,514	12.0%	$759,383
Transactions	34,730		8,212	26,519		16,454

Total	$960,600	9.5%	$877,033	$877,033	13.0%	$775,837

SG&A as a % of Gross Profit
Same Stores	76.3%		78.1%	78.1%		79.5%
Transactions	82.6%		185.5%	111.9%		107.5%
Total	76.5%		79.1%	79.1%		80.0%
Employees	8,300		7,500	7,500		7,000

Our SG&A consist primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

Our continued cost rationalization efforts have provided benefit to us throughout 2011 in the form of a leaner cost organization and better leverage of revenue and gross profit growth. Coupled with the increase in gross profit, our Same Store SG&A as a percentage of gross profit improved 180 basis points to 76.3% for 2011 as compared to 2010. Our absolute dollars of Same Store SG&A expenses increased by $28.2 million from 2010 levels, primarily attributable to personnel costs, which predominantly correlate with vehicle sales. Our net Same

Store advertising expenses declined 0.4% in 2011 as compared to 2010 as advertising spending was rationalized in light of the general inventory shortage experienced throughout much of 2011. For the twelve months ended December 31, 2011, rent and facilities expense declined $2.1 million as compared to the same period in 2010. This decrease was primarily a result of our purchase of real estate associated with existing dealerships, which served to reduce our rent expense. We plan to continue to strategically add dealership-related real estate to our portfolio.

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

Depreciation and Amortization Data

(dollars in thousands)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Same Stores	$26,187	2.0%	$25,673	$25,547	2.3%	$24,982
Transactions	876		782	908		846

Total	$27,063	2.3%	$26,455	$26,455	2.4%	$25,828

We continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities, designed to enhance the profitability of our dealerships and the overall customer experience. As a result, our Same Store depreciation and amortization expense increased 2.0% and 2.3% for the years ended December 31, 2011 and 2010, respectively. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Impairment of Assets

We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets during the fourth quarter. We also perform interim reviews for impairment when evidence exists that the carrying value of such assets may not be recoverable. We did not identify an impairment of our recorded intangible franchise rights nor in our recorded goodwill in 2011, 2010 or 2009.

For long-lived assets, we review for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. In 2011, we noted impairment indicators relative to other long-lived assets associated with our existing dealership facilities, as well as certain non-operating real estate holdings. And, as a result, we recognized $4.8 million in pre-tax non-cash asset impairment charges. Included in this total impairment charge, we recorded $3.2 million in pre-tax non-cash asset impairment charges associated with assets classified as held-for-sale to adjust the respective carrying values to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values. These assets were subsequently reclassified as held-for-use when our plan to dispose was terminated.

In 2010, we noted impairment indicators relative to the leasehold improvements and other long-lived assets of our existing dealerships, as well as a dealership that was closed during the year. As a result, we recognized $7.6 million in pre-tax non-cash asset impairment charges. In addition, in 2010, we recorded $3.2 million in pre-tax non-cash asset impairment charges associated with assets classified as held-for-sale to adjust the respective carrying values to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values.

In 2009, we identified triggering events relative to real estate held-for-sale, due primarily to adverse real estate market conditions and, as a fall out of the Chrysler and General Motors bankruptcies and plans to close SAAB, Saturn, Pontiac and other brands, the availability of a significant number of similar properties. We reviewed the carrying value of such assets in comparison with the respective estimated fair market values as determined by third party appraisal and brokers’ opinion of value. Accordingly, we recorded a $13.8 million pretax asset impairment. Also, during 2009 we determined that the carrying value of certain other long-term assets was impaired and, as a result, pretax non-cash asset impairment charges of $7.1 million were recognized.

Floorplan Interest Expense

(dollars in thousands)

	For The Year Ended December 31,
	2011	% Change	2010	2010	% Change	2009
Same Stores	$26,493	(21.5)%	$33,756	$33,520	4.9%	$31,966
Transactions	1,194		354	590		379

Total	$27,687	(18.8)%	$34,110	$34,110	5.5%	$32,345

Memo:
Manufacturer’s assistance	$26,144	8.9%	$23,998	$23,998	19.8%	$20,039

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR (or Prime rate in some cases) plus a spread. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of December 31, 2011, we had effective interest rate swaps with an aggregate notional amount of $300.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.3%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.

In addition to the $300.0 million of swaps in effect as of December 31, 2011, we entered into 19 additional interest rate swaps during 2011 with forward start dates between August 2012 and September 2015 and expiration dates between August 2015 and December 2018. The aggregate notional value of these 19 forward-starting swaps is $625.0 million and the weighted average interest rate of these swaps is 2.9%.

Our Same Store floorplan interest decreased 21.5%, or $7.3 million, for the year ended December 31, 2011 as compared to 2010. The reduction is primarily attributable to a 95 basis-point decrease in our weighted average floorplan interest rates, including the impact of our interest rate swaps. Declines in our Same Store floorplan interest expense due to the expiration of $300.0 million of interest rate swaps in December 2010 and August 2011 were partially offset by an increase in our contractual borrowing rates for new and used vehicle inventory, resulting from the amendment of our Revolving Credit Facility in July 2011.

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

Other Interest Expense, net

Other net interest expense consists primarily of interest charges on our Real Estate Debt and our long-term debt, partially offset by interest income. For the year ended December 31, 2011, other interest expense increased $6.5 million, or 23.9%, to $33.7 million from the same period in 2010. Our weighted average interest rates increased for the year ended December 31, 2011 as compared to 2010, primarily related to higher interest costs on our real estate related borrowings. In conjunction with the amendment and restatement of our Mortgage

Facility in the fourth quarter of 2010, we replaced borrowing capacity under the Mortgage Facility by entering into term loans with several of our manufacturer-affiliated finance partners that are at higher interest rates than the prior interest rates under the Mortgage Facility. Further, during the second half of 2011, we entered into five additional loan agreements with third-party financial institutions, for an aggregate principal amount of $32.7 million, to finance real estate purchases associated primarily with our recently acquired dealerships. We will continue to strategically add dealership related real estate to our portfolio.

Other net interest expense decreased $1.9 million, or 6.4%, to $27.2 million for the year ended December 31, 2010, from $29.1 million for the same period in 2009. This decrease was primarily due to an increase in interest income, the payoff of all borrowings outstanding on our Acquisition Line and the redemption of our 8.25% Notes on March 30, 2010. Partially offsetting the decrease was interest expense related to our 3.00% Notes, which were issued in March 2010. Our weighted average borrowings declined $24.7 million for the year ended December 31, 2010 as compared to the same period in 2009.

Included in other interest expense for the years ended December 31, 2011, 2010, and 2009 is non-cash, discount amortization expense of $9.1 million, $7.7 million and $5.4 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the level 2.25% Notes and 3.00% Notes outstanding, we anticipate that the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will increase by an average of $0.9 million from 2012 to 2015 and $0.5 million from 2016 to 2019.

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

Provision for Income Taxes

For the year ended December 31, 2011, we recorded a tax provision of $49.7 million. The 2011 effective tax rate of 37.6% differed from the 2010 effective tax rate of 37.8% primarily due to the changes in certain state tax laws and rates, the mix of our pretax income from the taxable state jurisdictions in which we operate, and an increase in federal employment tax credits.

For the year ended December 31, 2010, we recorded a tax provision of $30.6 million. The 2010 effective tax rate of 37.8% differed from the 2009 effective tax rate of 36.5% primarily due to the changes in certain state tax laws and rates, the mix of our pretax income from the taxable state jurisdictions in which we operate, the benefit received from tax-deductible goodwill related to a franchise terminated during 2010, as well as the benefit recognized in conjunction with a tax election made during 2009.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2012 will be approximately 39.0%.

As of December 31, 2011, we had net deferred tax liabilities totaling $62.4 million relating to the differences between the financial reporting and tax basis of assets and liabilities, which are expected to reverse in the future. This includes $79.1 million of deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes that will not reverse unless the related intangibles are disposed.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2012. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2012 change, we may need to access the private or public capital markets to obtain additional funding.

Cash on Hand.    As of December 31, 2011, our total cash on hand was $14.9 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $109.2 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows.    The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
	2011	2010	2009
		(In thousands)
Net cash provided by (used in) operating activities	$199,316	$(68,466)	$354,674
Net cash used in investing activities	(212,773)	(54,787)	(3,997)
Net cash provided by (used in) financing activities	8,649	129,710	(361,430)
Effect of exchange rate changes on cash	(140)	165	830

Net (decrease) increase in cash and cash equivalents	$(4,948)	$6,622	$(9,923)

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory, except in the U.K., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under our Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

Sources and Uses of Liquidity from Operating Activities

For the year ended December 31, 2011, we generated $199.3 million in net cash flow from operating activities, primarily consisting of $82.4 million in net income, $38.0 million net change in operating assets and liabilities, as well as non-cash adjustments related to depreciation and amortization of $27.1 million, deferred income taxes of $24.8 million, amortization of debt discounts and debt issue costs of $12.0 million, stock-based compensation of $10.9 million, and asset impairments of $4.8 million. Included in the net change in operating assets and liabilities are cash outflows of $53.8 million from increases of vehicle receivables and contracts-in-transit, $17.9 million from an increase in accounts and notes receivables, $11.2 million from an increase in prepaid expenses and other assets, and $7.4 million due to increases in inventory levels, partially offset by $77.0 million of cash provided by increases in accounts payable and accrued expenses and $52.8 million from the net increase in floorplan borrowings from manufacturer-affiliates.

For the year ended December 31, 2010, we used $68.5 million in net cash flow from operating activities, primarily driven by $205.1 million in net changes in operating assets and liabilities partially offset by $50.3 million in net income and significant non-cash adjustments related to depreciation and amortization of $26.5 million, deferred income taxes of $23.3 million, asset impairments of $10.8 million, amortization of debt discounts and debt issue costs of $10.3 million, and stock-based compensation of $9.9 million. Included in the net changes in operating assets and liabilities is $174.2 million of cash outflow due to increases in inventory levels, $27.2 million of cash outflow from increases of vehicle receivables, contracts-in-transit, accounts and notes receivables, partially offset by $16.1 million of cash provided by increases in accounts payable and accrued expenses. In addition, cash flow from operating activities includes an adjustment of $3.9 million for the loss on the redemption of our 8.25% Notes.

For the year ended December 31, 2009, we generated $354.7 million in net cash flow from operating activities, primarily driven by net income of $34.8 million, $235.9 million in net changes in operating assets and liabilities, and significant non-cash adjustments related to deferred income taxes of $29.6 million, depreciation and amortization of $25.8 million, asset impairments of $20.9 million and stock-based compensation of $8.9 million. Included in the net changes in operating assets and liabilities is $243.0 million of cash flow provided by reductions in inventory levels and $27.4 million of cash flow from collections of vehicle receivables, contracts-in-transit, accounts and notes receivables, partially offset by $14.1 million of net repayments to manufacturer-affiliated floorplan lenders. In addition, cash flow from operating activities includes an adjustment of $8.2 million for gains from redemptions of $41.7 million of par value of our 2.25% Notes, which is considered a cash flow from financing activities.

Working Capital.    At December 31, 2011, we had working capital of $130.6 million. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.

Sources and Uses of Liquidity from Investing Activities

During 2011, we used $212.8 million for investing activities, primarily related to the acquisition of Ford, Cadillac/Buick/GMC, and Lincoln dealerships all in Houston, Texas, a Volkswagen dealership in Irving, Texas, and BMW/MINI, Ford, and a Buick/GMC dealerships all in El Paso, Texas for a total of $159.6 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory for the Ford and Lincoln dealership acquisitions was subsequently financed through borrowing under the FMCC Facility. The vehicle inventory for the other dealership acquisitions was subsequently financed through borrowings under our Floorplan Line. We also used $60.6 million during 2011 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $26.7 million for real estate to be used for existing dealership operations and $40.1 million for capital expenditures. These cash outflows were partially offset by $6.0 million in proceeds from the sale of property and equipment during 2011.

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

Capital Expenditures.    Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2012 to be less than $55.0 million, which could generally be funded from excess cash. This amount includes approximately $15.0 million for specific growth initiatives in our parts and service business.

Acquisitions.    In 2011, we acquired six domestic, four import, and four luxury franchises with expected annual revenues at the time of acquisition of $563.0 million. These purchases included one Ford dealership, one Cadillac/Buick/GMC dealership and one Lincoln dealership, all located in Houston, Texas. In addition, we acquired one Volkswagen dealership located in Irving, Texas, as well as one BMW/MINI dealership, one Ford dealership, and one Buick/GMC dealership, all located in El Paso, Texas. Consideration paid for these dealerships totaled $159.6 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory was subsequently financed through borrowings under the FMCC Facility and the Floorplan Line. Further, we were awarded one Fiat franchise located in Houston, Texas, and two Volkswagen franchises in San Diego, California and Beaumont, Texas.

In 2010, we purchased one import and six luxury franchises with expected annual revenues of $234.0 million. These franchises included two BMW/MINI dealerships in the Southeast region of the U.K, a Toyota/Scion dealership in Rock Hill, South Carolina, an Audi dealership located in Columbia, South Carolina, and a Lincoln franchise in Lubbock, Texas. Total cash consideration paid for these acquisitions totaled $34.7 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture and fixtures, as well as the purchase of the associated real estate. The vehicle inventory acquired in the U.K. was subsequently financed through borrowings under our credit facility with BMW Financial Services, while the vehicle inventory from the U.S. acquisitions was subsequently financed through borrowings under our Floorplan Line.

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

We purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 20% to 25% of the annual revenue. Cash needed to complete our acquisitions came from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, Mortgage Facility, term loans and our Acquisition Line.

Dispositions.    During 2011, we disposed of one of our non-operational dealership facilities that qualified as a held-for-sale asset as of December 31, 2010 for $4.1 million with no gain or loss recognized related to this sale. The carrying value of this non-operational dealership facility was classified in Other Current Assets in the accompanying Consolidated Balance Sheet at December 31, 2010. In addition, we disposed of two franchises during 2011 for gross consideration of $0.9 million.

Sources and Uses of Liquidity from Financing Activities

During 2011, we generated $8.6 million in net cash flow from financing activities, primarily related to $48.5 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, which included a net cash inflow of $20.0 million due to a decrease in our floorplan offset account. In addition, we borrowed $32.7 million of long-term debt related to real estate. These cash inflows were partially offset by $50.8 million used to repurchase treasury shares of our common stock during the second and third quarter of 2011, $11.2 million used for dividend payments, and $11.1 million used for principal payments of real estate and other long-term debt.

During 2010, we generated $129.7 million in financing activities, consisting primarily of $115.0 million of proceeds from the issuance of our 3.00% Notes, $29.3 million from the sale of the associated warrants, $140.5 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, and $151.1 million in borrowings of other long-term debt. These cash inflows were partially offset by the $150.1 million used for principal payments on the Mortgage Facility, $77.0 million used to repurchase all of our outstanding 8.25% Notes, and $45.9 million used to purchase 10-year call options on our common stock in connection with the issuance of the 3.00% Notes during 2010. In addition, we used $26.8 million to repurchase treasury shares of our common stock during 2010 and paid $2.4 million in dividends during the year.

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

Credit Facilities.    Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our most significant domestic revolving facilities currently provide us with a total of $1.25 billion of borrowing capacity for inventory floorplan financing and an additional $250.0 million for acquisitions, capital expenditures and/or other general corporate purposes.

Revolving Credit Facility.    Effective July 1, 2011, we entered into an amended and restated revolving credit facility, which we refer to herein as our Revolving Credit Facility. Our Revolving Credit Facility, which is comprised of 21 financial institutions, including four manufacturer-affiliated finance companies, expires on June 1, 2016 and consists of two tranches: $1.1 billion for the Floorplan Line and $250.0 million for the Acquisition Line. Up to half of the Acquisition Line can be borrowed in either Euros or Pounds Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 150 basis points for new vehicle inventory and one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings.

As of December 31, 2011, after considering outstanding balances, we had $490.3 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $490.3 million available borrowings under the Floorplan Line was $109.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.8% and 1.1% as of December 31, 2011 and 2010, respectively, excluding the impact of our interest rate swaps. After considering $24.3 million and $17.3 million of outstanding letters of credit at December 31, 2011 and 2010, and other factors included in our available borrowing base calculation, there was $225.7 million and $233.7 million of available borrowing capacity under the Acquisition Line as of December 31, 2011 and 2010, respectively. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of our aggregate consolidated net income for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, non-cash stock-based compensation, and gains and losses on the redemption of debt. As of December 31, 2011, the Restricted Payment Basket totaled $85.0 million. As of December 31, 2011, we were in compliance with all our financial covenants, including:

	As of December 31, 2011
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.46
Total Adjusted Leverage Ratio	< 5.50	3.65
Fixed Charge Coverage Ratio	> 1.35	1.94

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

Ford Motor Credit Company Facility.    Our FMCC Facility provides for the financing of, and is collateralized by, our Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of December 31, 2011, we had an outstanding balance of $107.6 million, with an available floorplan capacity of $42.4 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2011 and 2010, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.

Other Credit Facilities.    We finance the new, used and rental vehicle inventories related to our U.K. operations using a credit facility with BMW Financial Services. This facility is an evergreen arrangement that may be canceled with notice by either party and bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under this facility ranged from 0.2% to 3.5%, as of December 31, 2011.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of December 31, 2011, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 2.5% to 6.8%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the current position of our credit facilities as of December 31, 2011:

	As of December 31, 2011
Credit Facility	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line(1)	$1,100,000	$609,738	$490,262
Acquisition Line(2)	250,000	24,288	225,712

Total Revolving Credit Facility	1,350,000	634,026	715,974
FMCC Facility	150,000	107,587	42,413

Total Credit Facilities(3)	$1,500,000	$741,613	$758,387

(1)	The available balance at December 31, 2011 includes $109.2 million of immediately available funds.

(2)	The outstanding balance of $24.3 million at December 31, 2011 is related to outstanding letters of credit.

(3)	The outstanding balance excludes $48.4 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

For a more detailed discussion of our credit facilities existing as of December 31, 2011, please see Note 11 to our Consolidated Financial Statements, “Credit Facilities.”

3.00% Notes.    In March 2010, we issued $100.0 million aggregate principal amount of 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On April 1, 2010, the underwriters of the 3.00% Notes exercised their full over-allotment option, and we issued an additional $15.0 million aggregate principal amount of 3.00% Notes. The 3.00% Notes bear interest at a rate of 3.00% per annum until maturity. Interest is payable semiannually in arrears on March 15 and September 15 of each year. If and when the 3.00% Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3.00% Notes) in the relevant 25 VWAP trading day observation period. In general, as described more fully in the indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.

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

The holders of the 3.00% Notes who convert their notes in connection with a change in control, or in the event that our common stock ceases to be listed, as defined in the indenture, dated March 22, 2010, between us and Wells Fargo Bank, N.A., as Trustee, which governs the 3.00% Notes (“3.00% Notes Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 3.00% Notes may require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.00% Notes, plus accrued and unpaid interest, if any.

The initial conversion rate for the 3.00% Notes was 25.8987 shares of common stock per $1,000 principal amount of 3.00% Notes, which was equivalent to an initial conversion price of $38.61 per share. As of December 31, 2011, the conversion rate was 26.264 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $38.08, which was reduced as the result of our decision to pay cash dividends in 2011. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $49.50 as of December 31, 2011); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the 3.00% Notes Indenture. None of the conversion features of our 3.00% Notes were triggered in 2011.

The net proceeds from the issuance of the 3.00% Notes were used to redeem our then outstanding 8.25% Notes, which were called on March 22, 2010 for redemption on April 22, 2010 at a redemption price of 102.75% plus accrued interest, and to pay the $16.6 million net cost of the convertible note hedge transactions (after such costs is partially offset by the proceeds from the sale of the warrant transactions described below in — Uses of Liquidity and Capital Resources). Debt issue costs and underwriters’ fees totaled $4.0 million, a portion of which was recorded in Other Assets in the Consolidated Balance Sheet, and are being amortized over a period of ten years, using the effective interest method. The remainder was recognized as a reduction of Additional Paid-In Capital in the Consolidated Balance Sheet.

The 3.00% Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 3.00% Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries. The 3.00% Notes will also be effectively subordinated to all of our secured indebtedness. For a more detailed discussion of the 3.00% Notes, see Note 12, “Long-term Debt.”

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

On or after June 20, 2011, but prior to June 15, 2016, we may redeem all or part of the 2.25% Notes if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which we mail the redemption notice. On or after June 15, 2016, we may redeem all or part of the

2.25% Notes at any time. Any redemption of the 2.25% Notes will be for cash at 100% of the principal amount of the 2.25% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Holders of the 2.25% Notes may require us to repurchase all or a portion of the 2.25% Notes on each of June 15, 2016 and June 15, 2026. In addition, if we experience specified types of fundamental changes, holders of the 2.25% Notes may require us to repurchase the 2.25% Notes. Any repurchase of the 2.25% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 2.25% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The holders of the 2.25% Notes who convert their notes in connection with a change in control, or in the event that our common stock ceases to be listed, as defined in the indenture for the 2.25% Notes (“2.25% Notes Indenture”), may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 2.25% Notes may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2.25% Notes, plus accrued and unpaid interest, if any.

The 2.25% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 16.8267 shares of common stock per $1,000 principal amount of the 2.25% Notes (which is equal to an initial conversion price of approximately $59.43 per common share) subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $77.26); (2) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of our common stock and the conversion rate of the 2.25% Notes; (3) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture; and (4) if we call the 2.25% Notes for redemption. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the 2.25% Notes Indenture. Upon any conversion of the 2.25% Notes, we will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of our common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of our common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the 2.25% Notes Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock. None of the conversion features of our 2.25% Notes were triggered in 2011.

The net proceeds from the issuance of the 2.25% Notes were used to repay borrowings under the Floorplan Line of our Credit Facility; to repurchase 933,800 shares of our common stock for approximately $50.0 million; and to pay the $35.7 million net cost of the purchased options and warrant transactions described below in “Uses of Liquidity and Capital Resources.” The underwriter’s fee, originally recorded as a reduction of the 2.25% Notes balance, totaled $6.4 million, is being amortized over a period of ten years (the point at which the holders can first require us to redeem the 2.25% Notes). The amount to be amortized each period is calculated using the effective interest method. Debt issuance costs, originally recorded in Other Assets on our Consolidated Balance Sheets, totaled $0.3 million and are also being amortized over a period of ten years using the effective interest method. The adoption and retrospective application of accounting guidance that was effective on January 1, 2009, required an entity to separately account for the liability and equity component of a convertible debt instrument in a manner that reflects the issuer’s economic interest cost. As a result, a portion of the underwriter’s fees and debt issuance costs was reclassified as Additional Paid-In Capital in our Consolidated Balance Sheet.

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

The 2.25% Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 2.25% Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries. For a more detailed discussion of these notes please see Note 12 to our Consolidated Financial Statements, “Long-term Debt.”

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

The interest rate is equal to (i) the per annum rate equal to one-month LIBOR plus 3.00% per annum, determined on the first day of each month, or (ii) 1.95% per annum in excess of the higher of (a) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (b) the Federal Funds Rate adjusted daily, plus 0.5% or (c) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding beginning in April 2011 and are required to repay the aggregate principal amount outstanding on the maturity date, which is December 29, 2015. During the year ended December 31, 2011, we made principal payments of $1.6 million on outstanding borrowings from the Mortgage Facility. As of December 31, 2011, borrowings under the amended and restated Mortgage Facility totaled $41.0 million, with $2.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.

The Mortgage Facility also contains usual and customary provisions limiting our ability to engage in certain transactions, including limitations on our ability to incur additional debt, additional liens, make investments, and pay distributions to our stockholders. In addition, effective December 31, 2011, the Mortgage Facility was amended to require certain financial covenants that are identical to those contained in our Revolving Credit Facility.

Real Estate Related Debt.    We have entered into separate term mortgage loans with three of our manufacturer-affiliated finance partners, TMCC, MBFS, BMWFS and a third party financial institution (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.62% and 5.47%, and at variable indexed rates plus between 2.25% and 3.35% per annum. During the first three months of 2011, the loan agreements with TMCC were amended to also be cross-defaulted with the Revolving Credit Facility. At December 31, 2011, the aggregate outstanding balance under these Real Estate Notes was $173.0 million.

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

Purchase of Convertible Note Hedge.    In connection with the issuance of the 3.00% Notes during 2010, we purchased ten-year call options on our common stock (“3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, we have the right to purchase a total of 3.0 million shares of our common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payment of cash dividends). As of December 31, 2011, the conversion price was $38.08. The total cost of the 3.00% Purchased Options was $45.9 million. The future income-tax deductions relating to the cost of the 3.00% Purchased Options will result in a tax benefit of approximately $17.2 million. The 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes.

In addition to the purchase of the 3.00% Purchased Options, we sold warrants in separate transactions (“3.00% Warrants”). These 3.00% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 3.00% Warrants are exercisable for a maximum of 3.0 million shares of our common stock at the conversion price then in effect. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of us and other conditions, including a failure by us to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 3.00% Warrants is 5.3 million shares. On exercise of the 3.00% Warrants, we will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of our common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million, which was recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet at December 31, 2010. As a result of our decision to pay cash dividend in 2011, the exercise price of the 3.00% Warrants was $55.95 as of December 31, 2011, and the maximum number of shares issuable under the 3.00% Warrants did not materially change. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

The 3.00% Purchased Options and 3.00% Warrants were designed to increase the conversion price per share of our common stock, and therefore, mitigate the potential dilution of our common stock upon conversion of the 3.00% Notes, if any. As of December 31, 2011, the impact of the 3.00% Purchased Options and 3.00% Warrants increased the conversion price of our common stock from $38.08 to $55.95.

No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants.

For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for EPS purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of December 31, 2011, changes in the average price of our common stock will impact the share settlement of 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the 3.00% Purchased Options	Shares Issuable Under the 3.00% Warrants	Net Issuable Shares	Potential Dilutive Shares
		(Shares in thousands)
$37.50	—	—	—	—	—
$40.00	145	(145)	—	—	145
$42.50	314	(314)	—	—	314
$45.00	465	(465)	—	—	465
$47.50	599	(599)	—	—	599
$50.00	720	(720)	—	—	720
$52.50	830	(830)	—	—	830
$55.00	929	(929)	—	—	929
$57.50	1,020	(1,020)	82	82	1,102
$60.00	1,104	(1,104)	204	204	1,308
$62.50	1,180	(1,180)	317	317	1,497
$65.00	1,251	(1,251)	421	421	1,672
$67.50	1,317	(1,317)	517	517	1,834
$70.00	1,377	(1,377)	606	606	1,983
$72.50	1,434	(1,434)	690	690	2,124
$75.00	1,487	(1,487)	767	767	2,254
$77.50	1,536	(1,536)	840	840	2,376
$80.00	1,583	(1,583)	908	908	2,491
$82.50	1,626	(1,626)	972	972	2,598
$85.00	1,667	(1,667)	1,032	1,032	2,699
$87.50	1,706	(1,706)	1,089	1,089	2,795
$90.00	1,743	(1,743)	1,143	1,143	2,886
$92.50	1,777	(1,777)	1,194	1,194	2,971
$95.00	1,810	(1,810)	1,242	1,242	3,052
$97.50	1,841	(1,841)	1,287	1,287	3,128
$100.00	1,870	(1,870)	1,331	1,331	3,201

In connection with the issuance of the 2.25% Notes in 2006, we purchased ten-year call options on our common stock (“2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, we have the right to purchase a total of approximately 4.8 million shares of our common stock at an initial purchase price of $59.43 per share, subject to adjustment for quarterly dividends in excess of $0.14 per common share. The total cost of the 2.25% Purchased Options was $116.3 million. The cost of the 2.25% Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.

In addition to the purchase of the 2.25% Purchased Options, we sold warrants in separate transactions (“2.25% Warrants”). These 2.25% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 2.25% Warrants are exercisable for a maximum of 4.8 million shares of our common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per common share, liquidation, bankruptcy, or a change in control of our company and other conditions. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 2.25% Warrants is 9.7 million shares. The proceeds from the sale of the 2.25% Warrants were $80.6 million.

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

Stock Issuances.    No shares of our common stock have been issued or received under the 2.25% Purchase Options or the 2.25% Warrants. For dilutive earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for EPS purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 2.25% Notes of $182.8 million at December 31, 2011, changes in the average price of our common stock will impact the share settlement of the 2.25% Notes, the 2.25% Purchased Options and the 2.25% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 2.25% Notes	Share Entitlement Under the 2.25% Purchased Options	Shares Issuable Under the 2.25% Warrants	Net Issuable Shares	Potential Dilutive Shares
		(Shares in thousands)
$57.00	—	—	—	—	—
$59.50	4	(4)	—	—	4
$62.00	127	(127)	—	—	127
$64.50	242	(242)	—	—	242
$67.00	347	(347)	—	—	347
$69.50	446	(446)	—	—	446
$72.00	537	(537)	—	—	537
$74.50	622	(622)	—	—	622
$77.00	702	(702)	—	—	702
$79.50	776	(776)	—	—	776
$82.00	846	(846)	63	63	909
$84.50	912	(912)	152	152	1,064
$87.00	974	(974)	236	236	1,210
$89.50	1,033	(1,033)	316	316	1,349
$92.00	1,089	(1,089)	391	391	1,480
$94.50	1,141	(1,141)	462	462	1,603
$97.00	1,191	(1,191)	529	529	1,720
$99.50	1,238	(1,238)	593	593	1,831
$102.00	1,283	(1,283)	654	654	1,937

Stock Repurchases.    From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2011, we completed the Board of Directors approved July 2010 authorization to repurchase up to an additional $25.0 million of our common stock. Also in August 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. Under the August 2011 authorization, we have repurchased 891,854 shares at an average price of $37.30 for a cost of $33.3 million, leaving $16.7 million of authorized repurchases available. In total, for 2011, 1.4 million shares were repurchased at an average price of $37.36 per share, for a total of $50.8 million. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Dividends.    The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.

Further, we are limited under the terms of the Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of December 31, 2011, the Restricted Payment Basket under both facilities was $85.0 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
			(In thousands)
Floorplan notes payable	$765,718	$765,718	$—	$—	$—
Estimated interest payments on floorplannotes payable(1)	2,902	2,902	—	—	—
Long-term debt obligations(2)	482,256	12,472	58,621	111,403	299,760
Estimated interest payments on fixed-ratelong-term debt obligations(3)	173,896	15,206	29,195	27,131	102,364
Estimated interest payments on variable-ratelong-term debt obligations(4)	13,336	3,390	5,990	3,396	560
Capital lease obligations	39,295	2,191	4,908	5,572	26,624
Estimated interest on capital lease obligations	34,347	3,632	6,738	5,905	18,072
Operating lease obligations	276,881	46,223	78,249	60,522	91,887
Interest rate risk management obligations	34,039	7,273	—	18,441	8,325
Estimated interest payments on interest raterisk management obligations	52,713	10,659	17,147	17,158	7,749
Purchase commitments(5)	8,010	5,337	1,909	764	—

Total	$1,883,393	$875,003	$202,757	$250,292	$555,341

(1)

Calculated using the floorplan balance and weighted average interest rate at December 31, 2011, and the assumption that these liabilities would be settled within 60 days, which approximates our weighted average inventory days outstanding, as well as commitment fees.

(2)	Includes $24.3 million of outstanding letters of credit associated with the Acquisition Line of our Revolving Credit Facility due 2012.

(3)	Includes our 3.00% Notes due 2020, 2.25% Convertible Notes due 2036 and other real estate related debt.

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

From time to time, primarily in connection with dealership dispositions, we assign or sublet to the dealership purchaser our interests in any real property leases associated with such dealerships. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $20.6 million as of December 31, 2011. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by us required under these leases would not have a material adverse effect on our business, financial condition and cash flows. We may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, we presently have no reason to believe that we will be called on to so perform and such obligations cannot be quantified at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including interest rate risk, and foreign currency exchange rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2011, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Hypothetical changes in interest rates and foreign currency exchange rates chosen for the following estimated sensitivity analysis are considered to be reasonable near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rate and foreign currency exchange rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

The following information about our market-sensitive financial instruments constitutes a “forward-looking statement.”

Interest Rates.    We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.

As of December 31, 2011, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $192.3 million and $170.6 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $145.0 million and $77.4 million, respectively, at December 31, 2011.

As of December 31, 2011, we had $724.7 million of variable-rate floorplan borrowings outstanding, $41.0 million of variable-rate Mortgage Facility borrowings outstanding, and $48.2 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable rate borrowings outstanding as of December 31, 2011, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $8.1 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $5.1 million in annual interest expense based on the variable rate borrowings outstanding as of December 31, 2011. This interest rate sensitivity increased from 2010 primarily as a result of the increase in variable rate borrowings.

Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2011 and December 31, 2010, we recognized $26.1 million and $24.0 million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from 50.6% of our floorplan interest expense in the first quarter of 2009 to 98.2% in the fourth quarter of 2011. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of December 31, 2011, we held interest rate swaps with aggregate notional amounts of $300.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.3%. In addition, during 2011, we entered into 19 additional interest rate swaps with forward start dates between August 2012 and September 2015 and expiration dates between August 2015 and December 2018. As of December 31, 2011, the aggregate notional value of these 19 forward-starting swaps was $625.0 million and the weighted average interest rate of these swaps was 2.9%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of December 31, 2011, net unrealized losses, net of income taxes, totaled $21.3 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, the ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. As of December 31, 2011, all of our derivative contracts were determined to be effective. A 100 basis-point change in the interest rates of our swaps would have resulted in a $3.0 million change to our interest expense for the year ended December 31, 2011.

Foreign Currency Exchange Rates.    As of December 31, 2011, we had dealership operations in the U.K., which expose us to foreign currency exchange rate risk. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates for the Pound Sterling versus the U.S. dollar would have resulted in a $29.0 million change to our revenues for the year ended December 31, 2011.

Item 8. Financial	Statements and Supplementary Data

See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.

Item 9. Changes	in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls	and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2011, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S., and includes those policies and procedures that:

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 10, 2012, appears on the following page.

Item 9B. Other	Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.

We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Group 1 Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Group 1 Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Group 1 Automotive, Inc. and subsidiaries and our report dated February 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 10, 2012

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

Executive Officers

The information contained under Part I, “Business — Executive Officers” is incorporated by reference into this Item 10.

Directors

John L. Adams

Mr. Adams has served as non-executive Chairman of the Board since April 2005 and as one of our directors since November 1999. Mr. Adams served as Executive Vice President of Trinity Industries, Inc., one of North America’s largest manufacturers of transportation, construction and industrial products, from January 1999 through June 2005. He served as Vice Chairman of Trinity Industries from July 2005 through March 2007. Before joining Trinity Industries, Mr. Adams spent 25 years in various positions with Texas Commerce Bank N.A. and its successor, Chase Bank of Texas, National Association. From 1997 to 1998, Mr. Adams was Chairman, President and Chief Executive Officer of Chase Bank of Texas. Mr. Adams serves on the Board of Directors and is Chairman of the Finance and Risk Management Committee of Trinity Industries, Inc. and on the Board and Audit Committee of Dr. Pepper Snapple Group, Inc., a refreshment beverage business. Mr. Adams also serves on the Board of Directors of the Children’s Medical Center of Dallas, as a Trustee of The American Heart Association — Dallas, and on the University of Texas Chancellor’s Council and Business School Advisory Board.

Earl J. Hesterberg

Mr. Hesterberg’s biographical information may be found in part 1, “Item 1. Business.”

Louis E. Lataif

Mr. Lataif has served as one of our directors since August 2002. He served as Dean of the School of Management at Boston University from 1991 until 2010 following a distinguished 27-year career with Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts. While at Ford, he was named General Manager of Ford Division and elected a corporate Vice President, then Ford’s youngest officer, and served as President, Ford of Europe from l988 to l991. Mr. Lataif serves on the Board of Directors, the Compensation Committee and the Nominating Committee of Magna International Inc., a global automotive supplier, and on the Board of Directors and the Audit Committee of Abiomed, Inc., a manufacturer and marketer of heart assist and replacement systems. He is a member of the Board of Directors of Interaudi Bank, an FDIC insured bank providing personal, commercial and asset management banking services to both U.S. and foreign clients. Mr. Lataif is also a member of the Board of Trustees of the Iacocca Foundation, a non-profit organization to fund diabetes research and a member of the advisory board of Cannon Design, an international architectural, engineering and interior design firm.

Stephen D. Quinn

Mr. Quinn has served as one of our directors since May 2002. Mr. Quinn joined Goldman, Sachs & Co., a full-service global investment banking and securities firm, in August 1981 where he specialized in corporate finance. From 1990 until his retirement in 2001, Mr. Quinn served as a General Partner and Managing Director of Goldman, Sachs & Co. Mr. Quinn also serves on the Board of Directors, the Audit Committee and the Risk Oversight Committee of Zions Bancorporation.

Beryl Raff

Ms. Raff has served as one of our directors since June 2007. Since April 2009, she has served as Chairman and Chief Executive Officer of Helzberg Diamond Shops, Inc., a retail and online jewelry retailer, and an indirect wholly owned subsidiary of Berkshire Hathaway Inc. Ms. Raff served as Executive Vice President-general merchandising manager from 2005 through 2009, and as Senior Vice President from 2001 through 2005, for the fine jewelry division of J.C. Penney Company, Inc., a holding company for J.C. Penney Corporation, Inc., a leading retailer of apparel and home furnishings. Ms. Raff serves on the Advisory Board of Jewelers Circular Keystone, a leading trade publication and industry authority, the Advisory Board of Jewelers of America, a non-profit trade organization committed to social responsibility and improving consumer confidence in the jewelry industry, and on the Executive Board of Jewelers Vigilance Committee, a non-profit organization focused on legal and regulatory issues facing the jewelry industry. Ms. Raff is also a Director of the NACD Heartland Chapter, a non-profit organization dedicated to excellence in board leadership and the Make-A-Wish Foundation, a non-profit organization which grants the wishes of children with life threatening medical conditions. From 2001 through February 2011, Ms. Raff served on the Board of Directors, the Corporate Governance Committee and the Compensation Committee (which she chaired from 2008 to 2011) of Jo-Ann Stores, Inc., a national specialty retailer of craft, sewing and decorating products.

J. Terry Strange

Mr. Strange has served as one of our directors since October 2003. In 2002, Mr. Strange retired from KPMG, LLP, an independent accounting firm, where he served from 1996 to 2002 as Vice Chairman, Managing Partner of U.S. Audit Practice and head of KPMG’s internal risk management program. Mr. Strange served as Global Managing Partner of Audit Business and a member of KPMG’s International Executive Committee from 1998 to 2002. During his 34-year career at KPMG, his work included interaction with the Financial Accounting Standards Board and the SEC, testifying before both bodies on issues impacting the auditing profession and SEC registrants. Mr. Strange serves on the Boards of Directors and the Audit Committees of New Jersey Resources Corporation, a retail and wholesale energy service provider, Newfield Exploration Company, an oil and gas exploration and production company, and SLM Corporation (Sallie Mae), a leading provider of student loans and an administrator of college savings plans.

Max P. Watson

Mr. Watson has served as one of our directors since May 2001. Mr. Watson served as President and Chief Executive Officer of BMC Software, Inc., a leading provider of enterprise management solutions, from April 1990 to January 2001. He served as Chairman of the Board of Directors of BMC from January 1992 to April 2001. Mr. Watson serves on the Board of Trustees of Texas Children’s Hospital. From January 2007 through December 2008, Mr. Watson served as Chairman of the Board of Trustees of Texas Children’s Hospital.

Code of Ethics

We have adopted a Code of Ethics for Specified Officers, which is applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code, which we refer to as our Financial Code of Ethics, is available on our Internet website at www.group1auto.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.

Item 11. Executive	Compensation

Pursuant to Instruction G to Form 10-K, we incorporate by into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2012 Annual Meeting of Stockholders, with will be filed with the SEC within 120 days of December 31, 2011.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G to Form 10-K, we incorporate by into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2012 Annual Meeting of Stockholders, with will be filed with the SEC within 120 days of December 31, 2011.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G to Form 10-K, we incorporate by into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2012 Annual Meeting of Stockholders, with will be filed with the SEC within 120 days of December 31, 2011.

Item 14. Principal	Accounting Fees and Services

Pursuant to Instruction G to Form 10-K, we incorporate by into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2012 Annual Meeting of Stockholders, with will be filed with the SEC within 120 days of December 31, 2011.

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

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of February, 2012.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 10th day of February, 2012.

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

Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 10, 2012

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,895	$19,843
Contracts-in-transit and vehicle receivables, net	167,507	113,846
Accounts and notes receivable, net	92,775	75,623
Inventories	867,470	777,771
Deferred income taxes	16,012	14,819
Prepaid expenses and other current assets	16,925	17,332

Total current assets	1,175,584	1,019,234

PROPERTY AND EQUIPMENT, net	585,633	506,288
GOODWILL	531,458	507,962
INTANGIBLE FRANCHISE RIGHTS	170,687	158,694
OTHER ASSETS	12,981	9,786

Total assets	$2,476,343	$2,201,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$609,738	$560,840
Floorplan notes payable — manufacturer affiliates	155,980	103,345
Current maturities of long-term debt	14,663	53,189
Current liabilities from interest rate risk management activities	7,273	1,098
Accounts payable	148,048	92,799
Accrued expenses	109,245	83,663

Total current liabilities	1,044,947	894,934

LONG-TERM DEBT, net of current maturities	482,601	412,950
DEFERRED INCOME TAXES	78,459	58,970
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	26,766	16,426
OTHER LIABILITIES	36,470	34,316
COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,967 and 26,096 issued, respectively	260	261
Additional paid-in capital	363,375	363,966
Retained earnings	591,037	519,843
Accumulated other comprehensive loss	(29,236)	(18,755)
Treasury stock, at cost; 3,260 and 2,303 shares, respectively	(118,336)	(80,947)

Total stockholders’ equity	807,100	784,368

Total liabilities and stockholders’ equity	$2,476,343	$2,201,964

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$3,402,647	$3,086,807	$2,543,031
Used vehicle retail sales	1,416,520	1,271,039	970,614
Used vehicle wholesale sales	251,043	215,530	153,068
Parts and service sales	813,819	767,004	722,565
Finance, insurance and other, net	195,736	168,789	136,429

Total revenues	6,079,765	5,509,169	4,525,707
COST OF SALES:
New vehicle retail sales	3,192,309	2,909,012	2,388,797
Used vehicle retail sales	1,291,996	1,156,035	872,580
Used vehicle wholesale sales	246,963	212,833	150,764
Parts and service sales	387,897	354,256	337,729

Total cost of sales	5,119,165	4,632,136	3,749,870

GROSS PROFIT	960,600	877,033	775,837
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	735,229	693,635	621,048
DEPRECIATION AND AMORTIZATION EXPENSE	27,063	26,455	25,828
ASSET IMPAIRMENTS	4,805	10,840	20,887

INCOME FROM OPERATIONS	193,503	146,103	108,074
OTHER INCOME (EXPENSE):
Floorplan interest expense	(27,687)	(34,110)	(32,345)
Other interest expense, net	(33,722)	(27,217)	(29,075)
Gain (loss) on redemption of long-term debt	—	(3,872)	8,211
Other expense, net	—	—	(14)

INCOME BEFORE INCOME TAXES	132,094	80,904	54,851
PROVISION FOR INCOME TAXES	(49,700)	(30,600)	(20,006)

NET INCOME	$82,394	$50,304	$34,845

BASIC EARNINGS PER SHARE	$3.50	$2.09	$1.43
Weighted average common shares outstanding	22,157	22,767	22,888
DILUTED EARNINGS PER SHARE	$3.47	$2.09	$1.43
Weighted average common shares outstanding	22,409	22,788	22,906
CASH DIVIDENDS PER COMMON SHARE	$0.48	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
NET INCOME	$82,394	$50,304	$34,845
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(117)	(594)	2,657
Unrealized gain (loss) on marketable securities, net of tax benefit (provision) of $25, $32 and $(223), respectively	(42)	(54)	389

Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $11,222, $4,154 and $3,857, respectively	(18,705)	(6,922)	(6,428)
Reclassification adjustment for loss included in interest expense, net of tax provision of $5,029, $9,043 and $9,141, respectively	8,383	15,071	15,235

Unrealized gain (loss) on interest rate swaps, net of tax	(10,322)	8,149	8,807

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(10,481)	7,501	11,853

COMPREHENSIVE INCOME	$71,913	$57,805	$46,698

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
	(In thousands)
BALANCE, December 31, 2008	26,052	$261	$351,405	$437,087	$(38,109)	$(88,527)	$662,117
Net income	—	—	—	34,845	—	—	34,845
Other comprehensive income, net	—	—	—	—	11,853	—	11,853
Equity component of 2.25% Convertible Note repurchase, net of tax provision of $155	—	—	(275)	—	—	—	(275)
Issuance of common and treasury shares to employee benefit plans	(388)	(4)	(17,639)	—	—	16,690	(953)
Proceeds from sales of common stock under employee benefit plans	184	2	3,490	—	—	—	3,492
Issuance of restricted stock	448	4	(4)	—	—	—	—
Forfeiture of restricted stock	(77)	(1)	1	—	—	—	—
Stock-based compensation	—	—	8,869	—	—	—	8,869
Tax effect from options exercised and the vesting of restricted shares	—	—	208	—	—	—	208

BALANCE, December 31, 2009	26,219	262	346,055	471,932	(26,256)	(71,837)	720,156
Net income	—	—	—	50,304	—	—	50,304
Other comprehensive income, net	—	—	—	—	7,501	—	7,501
Purchases of treasury stock	—	—	—	—	—	(26,765)	(26,765)
Issuance of common and treasury shares to employee benefit plans	(559)	(6)	(22,220)	—	—	17,655	(4,571)
Proceeds from sales of common stock under employee benefit plans	140	2	4,367	—	—	—	4,369
Issuance of restricted stock	330	3	(3)	—	—	—	—
Forfeiture of restricted stock	(34)	—	—	—	—	—	—
Stock-based compensation	—	—	9,942	—	—	—	9,942
Tax effect from options exercised and the vesting of restricted shares	—	—	741	—	—	—	741
Purchase of equity calls, net of deferred tax benefit of $17,227	—	—	(28,712)	—	—	—	(28,712)
Sale of equity warrants	—	—	29,309	—	—	—	29,309
Equity component of 3.00% Convertible Note issuance, net of deferred tax liability of $14,692	—	—	24,487	—	—	—	24,487
Cash dividends	—	—	—	(2,393)	—	—	(2,393)

BALANCE, December 31, 2010	26,096	261	363,966	519,843	(18,755)	(80,947)	784,368
Net income	—	—	—	82,394	—	—	82,394
Other comprehensive (loss), net	—	—	—	—	(10,481)	—	(10,481)
Purchases of treasury stock	—	—	—	—	—	(50,777)	(50,777)
Issuance of common and treasury shares to employee benefit plans	(481)	(5)	(18,240)	—	—	13,388	(4,857)
Proceeds from sales of common stock under employee benefit plans	110	1	4,147	—	—	—	4,148
Issuance of restricted stock	351	4	(4)	—	—	—	—
Forfeiture of restricted stock	(109)	(1)	1	—	—	—	—
Stock-based compensation	—	—	10,908	—	—	—	10,908
Tax effect from options exercised and the vesting of restricted shares	—	—	2,597	—	—	—	2,597
Cash dividends	—	—	—	(11,200)	—	—	(11,200)

BALANCE, December 31, 2011	25,967	$260	$363,375	$591,037	$(29,236)	$(118,336)	$807,100

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,394	$50,304	$34,845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,063	26,455	25,828
Deferred income taxes	24,824	23,274	29,646
Asset Impairments	4,805	10,840	20,887
Stock-based compensation	10,919	9,942	8,869
Amortization of debt discount and issue costs	11,990	10,322	7,030
(Gain) loss on redemption of long-term debt	—	3,872	(8,211)
(Gain) loss on disposition of assets	(961)	848	248
Tax effect from excess stock-based compensation	(2,478)	(592)	(181)
Other	2,755	1,416	(221)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	77,027	16,130	(16,481)
Accounts and notes receivable	(17,875)	(13,844)	10,851
Inventories	(7,410)	(174,249)	242,996
Contracts-in-transit and vehicle receivables	(53,821)	(27,218)	16,500
Prepaid expenses and other assets	(11,246)	6,922	845
Floorplan notes payable — manufacturer affiliates	52,757	(10,580)	(14,145)
Deferred revenues	(1,427)	(2,308)	(4,632)

Net cash provided by (used in) operating activities	199,316	(68,466)	354,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(159,597)	(34,693)	(16,332)
Proceeds from disposition of franchises, property and equipment	6,039	46,179	30,257
Purchases of property and equipment, including real estate	(60,558)	(69,116)	(21,560)
Other	1,343	2,843	3,638

Net cash used in investing activities	(212,773)	(54,787)	(3,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	4,825,956	4,994,980	3,862,337
Repayments on credit facility — Floorplan Line	(4,777,442)	(4,854,459)	(4,135,710)
Repayments on credit facility — Acquisition Line	—	—	(139,000)
Borrowings on credit facility — Acquisition Line	—	—	89,000
Borrowings on mortgage facility	—	—	34,457
Principal payments on mortgage facility	(1,599)	(150,127)	(19,728)
Proceeds from issuance of 3.00% Convertible Notes	—	115,000	—
Debt issue costs	—	(3,959)	—
Purchase of equity calls	—	(45,939)	—
Sale of equity warrants	—	29,309	—
Redemption of other long-term debt	—	(77,011)	(20,859)
Borrowings of other long-term debt	308	5,114	—
Principal payments of long-term debt related to real estate loans	(7,775)	(3,806)	(34,572)
Borrowings of long-term debt related to real estate loans	32,713	146,003	—
Principal payments of other long-term debt	(3,293)	(1,021)	(494)
Repurchases of common stock, amounts based on settlement date	(50,777)	(26,765)	—
Issuance of common stock to benefit plans, net of employee net share settlements	(709)	4,369	3,492
Debt extinguishment costs	—	(177)	(534)
Tax effect from excess stock-based compensation	2,478	592	181
Dividends paid	(11,211)	(2,393)	—

Net cash provided by (used in) financing activities	8,649	129,710	(361,430)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(140)	165	830

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,948)	6,622	(9,923)
CASH AND CASH EQUIVALENTS, beginning of period	19,843	13,221	23,144

CASH AND CASH EQUIVALENTS, end of period	$14,895	$19,843	$13,221

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$7,995	$1,786	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ANNUAL FINANCIAL INFORMATION

Business Organization

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in the states of Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina, and Texas in the U.S and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company.” Through its dealerships, the Company sells new and used cars and light trucks; arranges related vehicle financing; service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.

As of December 31, 2011, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (i) the East (42 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (ii) the West (62 dealerships in California, Kansas, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s five dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team. Effective July 1, 2011, the Company consolidated its regional structure in the U.S. from three into two regions by combining the Central region and the Western region to form the West region.

Amendments to Previously Filed Financial Statements

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, should be included in computing EPS using the two-class method. The Company’s restricted stock awards and performance awards qualify as participating securities as each contain non-forfeitable rights to dividends. Therefore, the Company became subject to the guidance in the first quarter 2009.

Upon adoption of FSP 03-6-1 and subsequently through the third quarter 2011, the Company failed to properly apply the two-class method for computing EPS. The Company assessed the errors, both quantitatively and qualitatively, and determined that the effects on all prior periods are immaterial. Other than the corrections to basic and diluted EPS, the revisions have no effect on the Company’s consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows or its liquidity.

The Company filed an Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 to disclose the effects of the immaterial errors on basic and diluted EPS on prior periods. The Consolidated Statements of Operations and quarterly data tables presented herein have been corrected for this error.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on historical experience and various other assumptions that are believed to be reasonable under the circumstances; however, actual results could differ from such estimates. The significant estimates made by management in the accompanying Consolidated Financial Statements relate to inventory market adjustments, reserves for future chargebacks on finance and vehicle service contract fees, self-insured property/casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation.

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

The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and predetermined financing rates set by the financing institution. In addition, the Company receives fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, the Company earns volume incentive rebates and interest income on reserves, as well as participates in the underwriting profits of the products. The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles, and a reserve for future amounts which might be charged back is established based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining estimates of future amounts which might be charged back would have changed the reserve at December 31, 2011 by $1.9 million.

The Company consolidates the operations of its reinsurance companies. Prior to 2008, the Company reinsured the credit life and accident and health insurance policies sold by its dealerships. During 2008, the Company terminated its offerings of credit life and accident and health insurance policies, however, some of the previously issued policies remain in force. All of the revenues and related direct costs from the sales of these policies were deferred and are being recognized over the life of the policies. Investment of the net assets of these companies are regulated by state insurance commissions and consist of permitted investments, in general, government-backed securities and obligations of government agencies. These investments are classified as available-for-sale and are carried at fair value. These investments, along with restricted cash totaling $0.6 million as of December 31, 2011 that is not invested, are classified as other current and long-term assets in the accompanying Consolidated Balance Sheets, based upon applicable maturity dates.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. As of December 31, 2011 and 2010, cash and cash equivalents excluded $109.2 million and $129.2 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”), which is the Company’s primary vehicle for the short-term investment of excess cash.

Contracts-in-Transit and Vehicle Receivables

Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales and dealer incentives due from manufacturers. Also included are amounts receivable from vehicle wholesale sales.

Inventories

The Company carries new, used and demonstrator vehicle inventories, as well as parts and accessories inventories, at the lower of cost (determined on a first-in, first-out basis for parts and accessories) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2011 and 2010, inventory cost had been reduced by $5.5 million and $4.7 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $26.1 million, $24.0 million and $20.0 million for interest assistance received related to vehicles sold for the years ended December 31, 2011, 2010 and 2009, respectively. The assistance over the past three years has ranged from approximately 50.6% of the Company’s quarterly floorplan interest expense in the first quarter of 2009 to 98.2% for the fourth quarter of 2011.

As the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which the Company operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated by the speed at which the Company turns this inventory. At December 31, 2011, the Company’s used vehicle days’ supply was 33 days.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews long-lived assets for impairment whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is greater than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. See Note 15, “Asset Impairments,” for additional details regarding the Company’s impairment of long-lived assets.

Goodwill

Effective with the consolidation of the three U.S. regions into two as of July 1, 2011, the Company defines its reporting units as its two regions in the U.S. and its region in the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of the Company’s regions as of October 31st, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).

The Company uses a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of the Company’s reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated WACC. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach as of December 31, 2011, the Company based its analysis on a slow recovery back to a SAAR of 16 million units by 2016. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue (20% weighted) and pretax net income (80% weighted). Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s).

In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value, which is calculated by using unobservable inputs based upon the Company’s internally developed assumptions. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, a non-cash impairment charge equal to the difference is recorded.

At December 31, 2011, 2010 and 2009, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (i.e., step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). See Note 16, “Intangible Franchise Rights and Goodwill”, for additional details regarding the Company’s goodwill.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2011 and 2010 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. In accordance with guidance primarily codified within ASC 350, Intangibles-Goodwill and Other, the Company evaluates these franchise rights for impairment annually in the fourth quarter, based on the carrying values of the Company’s individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.

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

If any one of the above assumptions change or fails to materialize, the resulting decline in the intangible franchise rights’ estimated fair value could result in a non-cash impairment charge to the intangible franchise right associated with the applicable dealership. See Note 16, “Intangible Franchise Rights and Goodwill”, for additional details regarding the Company’s intangible franchise rights.

Income Taxes

Currently, the Company operates in 15 different states in the U.S. and in the U.K., each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.

The Company follows the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. As of December 31, 2011 and 2010, the face value of $115.0 million of the Company’s outstanding 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) had a carrying value, net of applicable discount, of $77.4 million and $74.4 million, respectively, and a fair value, based on quoted market prices, of $170.6 million and $143.3 million, respectively. Also, as of December 31, 2011 and 2010, the face value of the Company’s outstanding 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) was $182.8 million. The 2.25% Notes had a carrying value, net of applicable discount, of $145.0 million and $138.2 million, respectively, and a fair value, based on quoted market prices, of $192.3 million and $180.0 million as of December 31, 2011 and 2010, respectively. The Company’s derivative financial instruments are recorded at fair market value. See Notes 4 and 13 for further details regarding the Company’s derivative financial instruments and fair value measurements.

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

Also within the trust accounts, the Company holds investments in debt instruments, such as government obligations and other fixed income securities. The Company accounts for investments in marketable securities and debt instruments under guidance primarily codified within ASC 320, Investments-Debt and Equity Securities (“ASC 320”), which establishes standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. These investments are designated as available-for-sale, measured at fair value and classified as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. As these investments are liquid, the Company believes its fair value techniques accurately reflect their market values and are subject to changes that are market driven and subject to demand and supply of the financial instrument markets. The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the ASC 820 hierarchy framework in Note 13, “Fair Value Measurements”. The debt securities are measured based upon quoted market prices utilizing public information. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the ASC 820 hierarchy framework in Note 13, “Fair Value Measurements.” The cost basis of the debt securities, excluding demand obligations, as of December 31, 2011 and 2010 was $1.7 million and $2.9 million, respectively.

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

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the Pound Sterling. The financial statements of all the Company’s foreign subsidiaries have been translated into U.S. dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income/loss in stockholders’ equity and other income/expense, when applicable.

Derivative Financial Instruments

One of the Company’s primary market risk exposures is increasing interest rates. Interest rate derivatives are used to adjust interest rate exposures when appropriate based on market conditions.

The Company follows the requirements of guidance primarily codified within ASC 815 pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all derivative instruments on its balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense. All of the Company’s interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2011, 2010 and 2009.

The Company measures interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of the Company’s derivative instruments. In measuring fair value, the option-pricing Black-Scholes present value technique is utilized for all of the Company’s derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the average 10 and 20-year retail rate according to Standard and Poor’s.

The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 13, “Fair Value Measurements.” The Company validates the outputs of its valuation technique by comparison to valuations from the respective counterparties.

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

Earnings Per Share

The Company utilizes the two-class method for the computation of EPS. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments with non-forfeitable rights to receive dividends or dividend equivalents. The Company’s restricted stock awards and performance awards qualify as participating securities as each contain non-forfeitable rights to dividends. Income allocated to these participating securities is excluded from net earnings available to common shares. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2011, 2010, and 2009, totaled $46.7 million, $45.0 million and $36.6 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in accrued expenses on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $17.6 million, $15.4 million and $13.6 million for advertising assistance received related to vehicles sold for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, the accrued expenses caption of the Consolidated Balance Sheets included $3.0 million and $2.3 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

Business and Credit Risk Concentrations

The Company owns and operates franchised automotive dealerships in the U.S. and in the U.K. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2011, Toyota (including Lexus, Scion and Toyota brands), Nissan (including Infiniti and Nissan brands), BMW (including MINI and BMW brands), Honda (including Acura and Honda brands), Ford (including Ford and Lincoln brands), Daimler (including Mercedes-Benz, smart, Sprinter and Maybach brands), General Motors (including Chevrolet, GMC, Buick, and Cadillac brands), and Chrysler (including Chrysler, Dodge and Jeep brands) accounted for 30.4%, 13.7%, 13.1%, 10.7%, 8.9%, 5.9%, 5.6%, and 4.5% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 3.0% of the Company’s total new vehicle sales volume in 2011. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2011, the Company was due $48.9 million from various manufacturers (see Note 8, “Accounts and Notes Receivable”). Receivable balances from BMW, Daimler, Toyota, Ford, General Motors, Nissan, Chrysler, and Honda represented 18.1%, 17.7%, 15.6%, 13.8%, 13.1%, 8.3%, 3.4% and 2.5%, respectively, of this total balance due from manufacturers.

Statements of Cash Flows

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing, the Company chooses which vehicles to finance and the funds flow directly to the Company from the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”) (including the cash flows from or to manufacturer affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

Cash paid for interest was $52.7 million, $54.8 million and $55.5 million in 2011, 2010 and 2009, respectively. Cash paid for taxes, net of refunds, was $28.6 million in 2011, and cash refunded for income taxes was $1.8 million and $8.0 million in 2010 and 2009, respectively.

Stock-Based Compensation

Stock-based compensation represents the expense related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation expense at grant date based on the estimated fair value of the award and recognizes the cost on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. The Company estimates the fair value of its employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan using a Black-Scholes valuation model. The expense for stock-based awards is recognized as an SG&A expense in the accompanying Consolidated Statement of Operations.

Business Segment Information

The Company, through its operating companies, operates in the automotive retailing industry. All of the operating companies sell new and used cars and light trucks, arrange related vehicle financing, service and insurance contracts, provide automotive maintenance and repair services and sell vehicle parts. The operating companies are similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. Additionally, the Company’s management evaluates performance and allocates resources based on the operating results of the individual operating companies. For the reasons discussed above, all of the operating companies represent one reportable segment under guidance issued by the FASB. Accordingly, the accompanying Consolidated Financial Statements reflect the operating results of the Company’s reportable segment. By geographic area, the Company’s sales to external customers from its domestic operations for the year ended December 31, 2011, 2010 and 2009 were $5,760.2 million, $5,225.5 million and $4,401.3 million respectively, and from its foreign operations were $319.5 million, $283.6 million and $124.2 million, respectively. The Company’s domestic long-lived assets other than goodwill, intangible assets and financial instruments as of December 31, 2011, 2010 and 2009 were $569.4 million, $484.5 million and $462.1 million, respectively, and foreign long-lived assets other than financial instruments as of December 31, 2011, 2010 and 2009 were $28.0 million, $29.5 million and $21.6 million, respectively.

Self-Insured Medical, Property and Casualty Reserves

The Company purchases insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self-insured retentions.

The Company engages a third-party actuary to conduct a study of the exposures under the self-insured portion of its worker’s compensation and general liability insurance programs for all open policy years. This actuarial study is updated on an annual basis, and the appropriate adjustments are made to the accrual. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

levels could influence the Company’s reserve for claims and its financial position, results of operations and cash flows. A 10% change in the actuarially determined loss rate per employee used in determining the Company’s estimate of future losses would have changed the reserve for these losses at December 31, 2011, by $0.8 million.

The Company’s auto physical damage insurance coverage contains an annual aggregate retention (stop loss) limit. For policy years ended prior to October 31, 2005, the Company’s workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, the Company elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). The Company’s exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred.

The Company’s maximum potential exposure under all of the Stop Loss Plans totaled $40.4 million at December 31, 2011, before consideration of amounts previously paid or accruals recorded related to the Company’s loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $18.2 million at December 31, 2011.

Accounting for Convertible Debt

Effective January 1, 2009 the FASB modified the accounting requirements for convertible debt instruments that may be settled in cash upon conversion, which has been primarily codified in ASC 470. The Company separately accounts for the liability and equity components of its convertible debt instruments in a manner that reflects the issuer’s economic interest cost. Upon issuance of a convertible debt instrument, the Company estimates the fair value of the debt component. The resulting residual value is determined to be the fair value of the equity component of the Company’s convertible debt and is included in the paid-in-capital section of stockholder’s equity, net of applicable taxes, on the Company’s Consolidated Balance Sheets. The value of the equity component is treated as an original issue discount for purposes of accounting for the debt component, which is amortized as non-cash interest expense through the date that the convertible debt is first able to be put to the Company. See Note 12, “Long-term Debt”, for further details on the impact of this convertible debt accounting to the Company’s financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update changes certain fair value measurement principles and enhances the disclosure requirements, particularly Level 3 fair value measurements. It is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company believes that the adoption of this guidance will primarily affect certain disclosures related to fair value, but will not have a material impact on its consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This update requires entities to present the total of comprehensive income, the component of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. This update removes the requirement to present reclassification items out of the statement of comprehensive income statement as required by ASU 2011-05. All other requirements outlined in ASU 2011-05 remain applicable. These ASU’s are effective for reporting periods beginning after December 15, 2011 with early

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption permitted. The Company adopted the ASU’s as of December 31, 2011. It affected the presentation of comprehensive income, but did not have an impact on its consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This update will permit an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This update is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial position or results of operations.

3.    ACQUISITIONS AND DISPOSITIONS

During 2011, the Company acquired one Cadillac/Buick/GMC dealership, one Lincoln dealership, and one Ford dealership located in Houston, Texas, one Volkswagen dealership located in Irving, Texas, as well as one BMW/MINI dealership, one Ford dealership, and one Buick/GMC dealership, all located in El Paso, Texas. Consideration paid for these dealerships totaled $159.6 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory was subsequently financed through borrowings under the FMCC Facility and the Floorplan Line, each as defined in Note 11, “Credit Facilities.” Further, the Company was awarded one Volkswagen franchise located in San Diego, California, one Volkswagen franchise located in Beaumont, Texas, and one Fiat franchise located in Houston, Texas. In addition, during 2011, the Company sold one of its non-operational dealership facilities that qualified as held-for-sale as of December 31, 2010 for $4.1 million with no gain or loss recognized by the Company related to the sale. The carrying value of this non-operational dealership facility was classified in Other Current Assets in the accompanying Consolidated Balance Sheet at December 31, 2010.

During 2010, the Company acquired two BMW/MINI dealerships in the Southeast region of the U.K, a Toyota/Scion dealership and an Audi dealership located in South Carolina, and a Lincoln franchise in Texas. Consideration paid for these acquisitions totaled $34.7 million, including the amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of associated real estate. The vehicle inventory acquired in the U.K. was subsequently financed through borrowings under the Company’s credit facility with BMW Financial Services, while the vehicle inventory from the U.S. acquisitions was subsequently financed through borrowings under the Company’s Floorplan Line. The Company was also awarded two Sprinter franchises, which are located in Mercedes-Benz stores in Georgia and New York and a MINI franchise located in a BMW store in Texas. See Note 10, “Property and Equipment,” for real estate purchased during 2010.

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

4.    DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

The periodic interest rates of the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”), the Mortgage Facility (as defined in Note 12, “Long-term Debt”), and certain variable-rate real estate related borrowings are indexed to one-month LIBOR plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.

As of December 31, 2011, the Company held interest rate swaps in effect of $300.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.3%. During 2011, one swap with a notional value of $50.0 million went into effect while another swap with a notional value of $50.0 million expired. Further, $250.0 million of the interest rate swaps expire in 2012 and $50.0 million expire in 2015. As of December 31, 2010, the Company held interest rate swaps of $300.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.6%. At December 31, 2011, 2010 and 2009, all of the Company’s derivative contracts were determined to be effective. For the years ended December 31, 2011, 2010 and 2009, respectively, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $12.4 million, $21.1 million, and $21.2 million. Total floorplan interest expense was $27.7 million, $34.1 million and $32.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition to the $300.0 million of swaps in effect as of December 31, 2011, the Company entered into 19 additional interest rate swaps during 2011 with forward start dates between August 2012 and September 2015 and expiration dates between August 2015 and December 2018. The aggregate notional value of these 19 forward-starting swaps is $625.0 million and the weighted average interest rate of these swaps is 2.9%.

As of December 31, 2011 and December 31, 2010, the Company reflected liabilities from interest rate risk management activities of $34.0 million and $17.5 million, respectively, in its Consolidated Balance Sheets, of which a portion with expiration dates less than one year was classified as a current liability. Included in accumulated other comprehensive loss at December 31, 2011, 2010 and 2009, were accumulated unrealized losses, net of income taxes, totaling $21.3 million, $11.0 million and $19.1 million, respectively, related to these hedges.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets. The Company had no material gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for the years ended December 31, 2011, 2010, or 2009, respectively.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in OCI
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Derivatives in Cash Flow Hedging Relationship
Interest rate swap contracts	$(10,322)	$8,149	$8,807
Location of Loss Reclassified from OCI into Statements of Operations
Floorplan interest expense	$(12,398)	$(21,126)	$(21,155)
Other interest expense	(1,014)	(2,988)	(3,221)

The amount expected to be reclassified out of accumulated other comprehensive loss into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $10.7 million.

5.    STOCK-BASED COMPENSATION PLANS

The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

The Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (“Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan to 7.5 million, for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (1) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant, and (2) stock appreciation rights, restricted stock, performance awards, and bonus stock each at the market price of the Company’s stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding option awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period for the entire award. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual or expected forfeitures differ from the previous estimate. As of December 31, 2011, there were 1,272,142 shares available under the Incentive Plan for future grants of these awards.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Awards

No stock option awards have been granted since November 2005. The following table summarizes the Company’s outstanding stock options as of December 31, 2011 and the changes during the year then ended:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Options outstanding, December 31, 2010	68,908	$33.11
Granted	—	—
Exercised	(39,808)	28.52
Forfeited	—	—

Options outstanding, December 31, 2011	29,100	39.39	1.0	$361

Options vested, December 31, 2011	29,100	39.39	1.0	361

Options exercisable, December 31, 2011	29,100	$39.39	1.0	$361

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $0.7 million, $0.6 million, and $0.2 million, respectively.

Restricted Stock Awards

In 2005, the Company began granting to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units, pursuant to the Incentive Plan. In November 2006, the Company began granting to certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock and performance awards qualify as participating securities as each contain non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 6, “Earnings Per Share” for further details. Restricted stock awards are considered outstanding at the date of grant, but are subject to forfeiture provisions for periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. Performance awards are considered outstanding at the date of grant and have forfeiture provisions that lapse based on the passage of time and the achievement of certain performance criteria established by the Compensation Committee of the Board of Directors. In the event the employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period or as the performance criteria are met.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of these awards as of December 31, 2011, along with the changes during the year then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	1,283,794	$23.57
Granted	351,236	40.85
Vested	(371,724)	24.33
Forfeited	(109,302)	26.73

Nonvested at December 31, 2011	1,154,004	$28.30

The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, was $9.0 million, $8.5 million and $7.1 million, respectively.

Employee Stock Purchase Plan

In September 1997, the Company adopted the Group 1 Automotive, Inc. Employee Stock Purchase Plan, as amended (“Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (“Option Period”) during the term of the Purchase Plan, the employee acquires shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2011, there were 831,041 shares remaining in reserve for future issuance under the Purchase Plan. During the years ended December 31, 2011, 2010 and 2009, the Company issued 109,601, 141,659, and 184,179 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $9.74, $8.74, and $6.78 during the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of stock purchase rights is calculated using the quarter end stock price, the value of the embedded call option and the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $10.9 million, $9.9 million, and $8.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $2.9 million, $2.8 million, and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $26.5 million of total unrecognized compensation cost related to stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.6 years.

Cash received from option exercises and Purchase Plan purchases was $4.2 million, $4.4 million, and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The tax benefit realized for the tax deductions from options exercised and vesting of restricted shares totaled $2.6 million, $0.7 million and $0.2 million and increased additional paid in capital for the years ended December 31, 2011, 2010 and 2009, respectively.

Tax benefits relating to excess stock-based compensation deductions are presented as a financing cash inflow, so the Company classified $2.5 million, $0.6 million and $0.2 million of excess tax benefits as an

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase in financing activities and a corresponding decrease in operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company issues new shares when options are exercised or restricted stock vests or will use treasury shares, if available. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.

6.    EARNINGS PER SHARE

The two-class method is utilized for the computation of EPS. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents. The Company’s restricted stock awards and performance awards qualify as participating securities as each contain non-forfeitable rights to dividends. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.

The following table sets forth the calculation of EPS for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	22,157	22,767	22,888
Dilutive effect of contingently Convertible 3.00% Notes	238	—	—
Dilutive effect of stock options, net of assumed repurchase of treasury stock	8	12	7
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	6	9	11

Weighted average dilutive common shares outstanding	22,409	22,788	22,906

Basic:
Net income	$82,394	$50,304	$34,845
Less: Earnings allocated to participating securities	4,765	2,675	2,018

Earnings available to basic common shares	$77,629	$47,629	$32,827

Basic earnings per common share	$3.50	$2.09	$1.43
Diluted:
Net income	$82,394	$50,304	$34,845
Less: Earnings allocated to participating securities	4,721	2,673	2,016

Earnings available to diluted common shares	$77,673	$47,631	$32,829

Diluted earnings per common share	$3.47	$2.09	$1.43

Any options with an exercise price in excess of the average market price of the Company’s common stock, during each of the quarterly periods in the years presented, are not considered when calculating the dilutive effect of stock options for the diluted EPS calculations. The weighted average number of stock-based awards not

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the calculation of the dilutive effect of stock-based awards was immaterial for each of the years ended December 31, 2011, 2010 and 2009.

As discussed in Note 12, “Long-term Debt,” the Company is required to include the dilutive effect, if applicable of the net shares issuable under the 2.25% Notes (as defined in Note 12) and the 2.25% Warrants sold in connection with the 2.25% Notes in its diluted common shares outstanding for the diluted earnings calculation. Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for each of the quarterly periods in the years ended December 31, 2011, 2010 and 2009, was less than $59.43, no net shares were included in the computation of diluted EPS for such period, as the impact would have been anti-dilutive.

In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants. Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for each of the quarterly periods in the year ended December 31, 2011 was more than the conversion price in effect at the end of the respective periods, the dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted EPS for such periods. Refer to Note 12, “Long-term Debt,” for a description of the changes to the conversion price which occurred during 2010 and 2011 as a result of the Company’s decision to pay cash dividends.

7.    INCOME TAXES

Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic	$128,041	$78,218	$53,545
Foreign	4,053	2,686	1,306

Total income before income taxes	$132,094	$80,904	$54,851

Federal, state and foreign income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Federal:
Current	$21,013	$4,920	$(10,575)
Deferred	22,913	21,271	27,375
State:
Current	2,934	1,397	471
Deferred	1,854	2,339	2,371
Foreign:
Current	928	883	465
Deferred	58	(210)	(101)

Provision for income taxes	$49,700	$30,600	$20,006

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual income tax expense differed from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes in 2011, 2010 and 2009 as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Provision at the U.S. federal statutory rate	$46,233	$28,316	$19,198
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	3,492	2,502	2,657
Foreign income tax rate differential	(433)	(267)	(93)
Employment credits	(717)	(252)	(366)
Changes in valuation allowances	(213)	213	(538)
Stock-based compensation	79	71	134
Other	1,259	17	(986)

Provision for income taxes	$49,700	$30,600	$20,006

During 2011, the Company recorded a tax provision of $49.7 million. Certain expenses for stock-based compensation recorded in 2011 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company provided valuation allowances with respect to certain state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2010 discussed below, the effective tax rate for the period ended December 31, 2011 decreased to 37.6%, as compared to 37.8% for the period ended December 31, 2010.

During 2010, the Company recorded a tax provision of $30.6 million. Certain expenses for stock-based compensation recorded in 2010 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also recognized a tax benefit on tax deductible goodwill related to a franchise termination. The Company provided valuation allowances with respect to certain state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2009 discussed below, the effective tax rate for the period ended December 31, 2010 increased to 37.8%, as compared to 36.5% for the period ended December 31, 2009.

During 2009, the Company recorded a tax provision of $20.0 million. Certain expenses for stock-based compensation recorded in 2009 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also recognized a benefit based on a tax election made during 2009. The Company provided valuation allowances with respect to the state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of certain items occurring in 2008, the effective tax rate for the period ended December 31, 2009 decreased to 36.5%, as compared to 40.4% for the period ended December 31, 2008.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following:

	December 31,
	2011	2010
	(In thousands)
Convertible note hedge on 2.25% Notes	$12,722	$15,298
Convertible note hedge on 3.00% Notes	15,250	16,395
Discount on 2.25% Notes	(13,247)	(15,658)
Discount on 3.00% Notes	(12,876)	(13,934)
Loss reserves and accruals	27,908	22,646
Goodwill and intangible franchise rights	(79,100)	(64,071)
Depreciation expense	(26,447)	(13,130)
State net operating loss (“NOL”) carryforwards	13,557	15,502
Interest rate swaps	12,765	6,572
Other	(1,788)	(367)

Deferred tax liability	(51,256)	(30,747)
Valuation allowance on state NOL	(11,156)	(13,314)

Net deferred tax liability	$(62,412)	$(44,061)

As of December 31, 2011, the Company had state net operating loss carryforwards of $201.3 million that will expire between 2012 and 2031; to the extent that the Company expects that net income will not be sufficient to realize these net operating losses in certain state jurisdictions, a valuation allowance has been established.

The net deferred tax liabilities were comprised of the following:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Current	$25,443	$19,845
Long-term	76,815	71,922
Deferred tax liabilities:
Current	(9,431)	(5,026)
Long-term	(155,239)	(130,802)

Net deferred tax liability	$(62,412)	$(44,061)

As of December 31, 2011 and 2010, the Company had long-term deferred tax assets of $76.8 million and $71.9 million, respectively, including an immaterial amount related to long-term foreign deferred tax assets for both years. The Company believes it is more likely than not, that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income.

The Company acquired six franchises located at three dealerships in the U.K. in March 2007 and added four more franchises at two additional dealerships in 2010. The Company has not provided for U.S. deferred taxes on

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$7.1 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries as the Company has taken the position that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, the amount of these taxes is currently not material.

The Company is subject to income tax in U.S. federal and numerous state jurisdictions, as well as in the U.K. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2006.

The Company had no unrecognized tax benefits as of December 31, 2011 and 2010.

Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor accrue any interest for the years ended December 31, 2011 and 2010.

8.    ACCOUNTS AND NOTES RECEIVABLE

The Company’s accounts and notes receivable consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Amounts due from manufacturers	$48,912	$43,470
Parts and service receivables	16,956	14,098
Finance and insurance receivables, net	16,755	13,999
Other	11,395	5,057

Total accounts and notes receivable	94,018	76,624
Less allowance for doubtful accounts	1,243	1,001

Accounts and notes receivable	$92,775	$75,623

9.    INVENTORIES

The Company’s inventories consisted of the following:

	December 31,
	2011	2010
	(In thousands)
New vehicles	$610,694	$564,071
Used vehicles	153,648	120,648
Rental vehicles	57,790	53,636
Parts, accessories and other	45,338	39,416

Inventories	$867,470	$777,771

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following:

	Estimated Useful Lives in Years	December 31,
		2011	2010
		(In thousands)
Land	—	$211,754	$183,391
Buildings	30 to 40	284,638	241,355
Leasehold improvements	varies	86,084	68,808
Machinery and equipment	7 to 20	59,316	53,473
Furniture and fixtures	3 to 10	54,406	49,893
Company vehicles	3 to 5	9,877	9,182
Construction in progress	—	16,719	17,333

Total		722,794	623,435
Less accumulated depreciation and amortization		137,161	117,147

Property and equipment, net		$585,633	$506,288

During 2011, the Company acquired $41.7 million of fixed assets associated with dealership acquisitions, including $17.3 million for land and $22.1 million for buildings. In addition to these acquisitions, the Company incurred $40.1 million of capital expenditures, primarily including the purchase of furniture fixtures and equipment and construction or renovation facilities, and $26.7 million of purchases of land or existing buildings. During the year, the Company determined that certain of its real estate investments, which qualified as held-for-sale assets at December 31, 2010, no longer met the held-for-sale criteria. These assets were reclassified at their current book value to property and equipment. Also in 2011, the Company determined that a certain real estate investment qualified as held-for-sale. The Company adjusted the carrying values of the assets to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values and recorded $3.2 million of pre-tax non-cash asset impairment charges. Subsequently, in 2011, the plan to dispose of the real estate investment was terminated due to non-performance on the buyer’s part. As a result, the real estate investment no longer qualified as held-for-sale and the assets were reclassified as held-for-use prior to December 31, 2011 and reclassified at the current book value to property and equipment in the Consolidated Balance Sheet. Further, during 2011, the Company sold one non-operational dealership facility that qualified for held-for-sale as of December 31, 2010 for $4.1 million. Refer to Note 15, “Asset Impairments,” for further discussion.

During 2010, the Company acquired $9.5 million of fixed assets associated with dealership acquisitions, including $4.2 million for land and $2.7 million for buildings. In addition to these acquisitions, the Company incurred $28.9 million of capital expenditures, primarily including the purchase of furniture fixtures and equipment and construction or renovation facilities, and $40.2 million of purchases of land or existing buildings. During 2010, the Company disposed of $25.4 million of fixed assets associated with dealership disposals, including $24.1 million for land and buildings. In addition, as of December 31, 2010, certain non-operational dealership facilities and properties that are marked for sale no longer met the criteria to be classified as held-for-sale assets. As such, the Company reclassified the current book value of these assets, or $18.0 million, to property and equipment in its Consolidated Balance Sheet.

Depreciation and amortization expense, including amortization of capital leases, totaled $27.1 million, $26.5 million, and $25.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 and 2010, $45.6 million and $45.0 million of buildings were recorded under capital leases included in property, plant and equipment, before accumulated depreciation, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    CREDIT FACILITIES

The Company has a $1.35 billion revolving syndicated credit arrangement with 21 financial institutions, including four manufacturer-affiliated finance companies. The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (“FMCC Facility”), as well as arrangements with BMW Financial Services for financing of its new and used vehicles in the U.K. and with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected on the accompanying Consolidated Balance Sheets as current liabilities. The outstanding balances under these financing arrangements were as follows:

	December 31,
	2011	2010
	(In thousands)
Floorplan notes payable — credit facility
New vehicles	$603,313	$586,513
Used vehicles	98,587	93,085
Rental vehicles	17,045	10,453
Floorplan offset	(109,207)	(129,211)

Total	$609,738	$560,840

Floorplan notes payable — manufacturer affiliates
FMCC Facility	$107,587	$56,297
Other and rental vehicles	48,393	47,048

Total	$155,980	$103,345

Revolving Credit Facility

Effective July 1, 2011, the Company amended and restated its revolving syndicated credit arrangement with 21 financial institutions including four manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Revolving Credit Facility expires on June 1, 2016 and consists of two tranches: $1.1 billion for vehicle inventory floorplan financing (“Floorplan Line”) and $250.0 million for working capital, including acquisitions (“Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 150 basis points for new vehicle inventory and one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $100.0

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $6.6 million of related unamortized costs as of December 31, 2011 that are being amortized over the term of the facility.

After considering outstanding balances of $609.7 million at December 31, 2011, the Company had $490.3 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $490.3 million available borrowings under the Floorplan Line was $109.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.8% as of December 31, 2011, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of December 31, 2011. After considering $24.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $225.7 million of available borrowing capacity under the Acquisition Line as of December 31, 2011. The amount of available borrowing capacity under the Acquisition Line was limited from time to time based upon certain debt covenants.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments (such as dividends or other distributions of assets, properties, cash, rights, obligations or securities) but excludes Restricted Payments. The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2011, the Restricted Payment Basket totaled $85.0 million. The amount of Restricted Payments allowed under the Revolving Credit Facility equals the Restricted Payments allowed under the Mortgage Facility.

As of December 31, 2011 and 2010, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of December 31, 2011, the Company had an outstanding balance of $107.6 million, with an available floorplan borrowing capacity of $42.4 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2011 and 2010, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for the financing of new, used and rental vehicle inventories related to its U.K. operations. This facility is an evergreen arrangement that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under this facility ranged from 0.2% to 3.5%, as of December 31, 2011.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of December 31, 2011, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 2.5% to 6.8%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

12.    LONG-TERM DEBT

The Company carries it long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	December 31,
	2011	2010
	(In thousands)
2.25% Convertible Senior Notes due 2036 (principal of $182,753 at December 31, 2011 and 2010, respectively)	$144,985	$138,155
3.00% Convertible Senior Notes due 2020 (principal of $115,000 at December 31, 2011 and 2010, respectively)	77,401	74,365
Mortgage Facility	41,003	42,600
Other Real Estate Related and Long-Term Debt	194,580	170,291
Capital lease obligations related to real estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 9.4%	39,295	40,728

	497,264	466,139
Less current maturities of mortgage facility and other long-term debt	14,663	53,189

	$482,601	$412,950

2.25% Convertible Senior Notes

The Company’s outstanding 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes are payable semiannually in arrears in cash on June 15th and December 15th of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.

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

The holders of the 2.25% Notes who convert their notes in connection with a change in control, or in the event that the Company’s common stock ceases to be listed, as defined in the 2.25% Notes Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 2.25% Notes may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2.25% Notes, plus accrued and unpaid interest, if any.

The 2.25% Notes are convertible into cash and, if applicable, common stock based on an initial conversion rate of 16.8267 shares of common stock per $1,000 principal amount of the 2.25% Notes (which is equal to an initial conversion price of approximately $59.43 per common share) subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially being $77.26); (2) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate of the 2.25% Notes; (3) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture; and (4) if the Company calls the 2.25% Notes for redemption. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture. Upon any conversion of the 2.25% Notes, the Company will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of the Company’s common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of the Company’s common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the 2.25% Notes Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock. None of the conversion features of the Company’s 2.25% Notes were triggered in 2011.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the issuance of the 2.25% Notes, the Company purchased ten-year call options on its common stock (“2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to purchase a total of approximately 4.8 million shares of its common stock at a purchase price of $59.43 per share, subject to adjustment for quarterly dividends in excess of $0.14 per common share. The total cost of the 2.25% Purchased Options was $116.3 million, which was recorded as a reduction to additional paid-in capital. The cost of the 2.25% Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2.25% Notes (ten years); therefore, the Company established a deferred tax asset, with a corresponding increase to additional paid-in capital in 2006.

In addition to the purchase of the Purchased Options, the Company sold warrants in separate transactions (“2.25% Warrants”). These 2.25% Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 2.25% Warrants are exercisable for a maximum of —4.8 million shares of the Company’s common stock at an exercise price of $80.31 per share, subject to adjustment for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions, including the failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 2.25% Warrants is 9.7 million shares. On exercise of the 2.25% Warrants, the Company will settle the difference between the then market price and the strike price of the 2.25% Warrants in shares of its Common Stock. The proceeds from the sale of the 2.25% Warrants were $80.6 million, which were recorded as an increase to additional paid-in.

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

During 2011 and 2010, the Company did not repurchase any of its 2.25% Notes. During 2009, the Company repurchased $41.7 million par value of the 2.25% Notes for $20.9 million in cash and realized a net gain of $8.7 million which is included in the Consolidated Statements of Operations. In conjunction with the repurchases, $0.4 million of the consideration was attributed to the repurchase of the equity component of the 2.25% Notes and, as such, was recognized as an adjustment to additional paid-in-capital, net of income taxes, and $12.6 million of unamortized discount, underwriters’ fees and debt issuance costs were written off.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, respectively, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$13,452	$15,855

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(36,344)	(42,916)
Unamortized underwriter fees	(1,424)	(1,682)

Net carrying amount of liability component	$144,985	$138,155

Net impact on retained earnings	$(41,426)	$(37,420)

Unamortized debt issuance cost	$56	$67

For the years ended December 31, 2011, 2010, and 2009, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Year-to-date contractual interest expense	$4,119	$4,119	$4,367
Year-to-date discount amortization(1)	$6,409	$5,819	$5,391
Effective interest rate of liability component	7.7%	7.7%	7.7%

(1)

Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470. As of December 31, 2011, the Company anticipates that the average annual impact over the remaining term of the 2.25% Notes will increase by approximately $0.6 million.

3.00% Convertible Senior Notes

The Company’s outstanding 3.00% Notes bear interest at a rate of 3.00% per annum until maturity. Interest is payable semiannually in arrears on March 15 and September 15 of each year. If and when the 3.00% Notes are converted, the Company will pay cash for the principal amount of each Note and, if applicable, shares of its common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3.00% Notes) in the relevant 25 VWAP trading day observation period. In general, as described more fully in the indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The initial conversion rate for the 3.00% Notes was 25.8987 shares of common stock per $1,000 principal amount of 3.00% Notes, which was equivalent to an initial conversion price of $38.61 per share. As of December 31, 2011, the conversion rate was 26.264 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $38.08, which was reduced as the result of the Company’s decision to pay cash dividends during the year. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the indenture.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $49.50 as of December 31, 2011); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture. None of the conversion features of the Company’s 3.00% Notes were triggered in 2011.

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

The net proceeds from the issuance of the 3.00% Notes were used to redeem the Company’s then outstanding 8.25% Notes, which were redeemed on March 30, 2010 at a redemption price of 102.75% plus accrued interest, and to pay the $16.6 million net cost of the convertible note hedge transactions (after such cost was partially offset by the proceeds to the Company from the sale of the warrant transactions described below). Underwriters’ fees totaled $3.5 million, a portion of which were recorded as a reduction of the 3.00% Notes balance, and are being amortized over a period of ten years. The remainder was recognized as a reduction of Additional Paid-In Capital in the Consolidated Balance Sheet. The amount to be amortized each period is calculated using the effective interest method. Debt issuance costs totaled $0.5 million, a portion of which were recorded in Other Assets in the Consolidated Balance Sheet, and are also being amortized over a period of ten years using the effective interest method. The remainder was recognized as a reduction of Additional Paid-In Capital in the Consolidated Balance Sheet.

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

In connection with the issuance of the 3.00% Notes, the Company purchased ten-year call options on its common stock (“3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to purchase a total of 3.0 million

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of its common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payment of cash dividends). The total cost of the 3.00% Purchased Options was $45.9 million, which was recorded as a reduction to additional paid-in-capital in the accompanying Consolidated Balance Sheet. The cost of the 3.00% Purchased Options will be deductible as original issue discount for income tax purposes over the life of the 3.00% Notes (ten years); therefore, the Company has established a deferred tax asset, with a corresponding increase to additional paid-in capital, in the accompanying Consolidated Balance Sheet.

In addition to the purchase of the 3.00% Purchased Options, the Company sold warrants in separate transactions. The 3.00% Warrants have a ten-year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 3.00% Warrants are exercisable for a maximum of 3.0 million shares of the Company’s common stock at an initial exercise price of $56.74 per share, which is an 80% premium to the closing price of the Company’s common stock on the date that the 3.00% Notes were priced to investors. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of the Company and other conditions, including a failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 3.00% Warrants is 5.3 million shares. On exercise of the 3.00% Warrants, the Company will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of the Company’s common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million, which were recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet. As a result of the Company’s decision to pay cash dividends during the year, the exercise price was $55.95 as of December 31, 2011, and the maximum number of shares issuable under the 3.00% warrants did not materially change. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

The 3.00% Purchased Options and 3.00% Warrants were designed to increase the conversion price per share of our common stock, and therefore, mitigate the potential dilution of our common stock upon conversion of the 3.00% Notes, if any. As of December 31, 2011, the impact of the 3.00% Purchased Options and 3.00% Warrants increased the conversion price of the Company’s common stock from $38.08 to $55.95.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determined the discount applicable to its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters of the 3.00% Notes for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount to the 3.00% Notes and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes. As of December 31, 2011 and 2010, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Carrying amount of equity component	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)

Total net equity component	$24,487	$24,487

Deferred income tax component	$12,956	$13,971

Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(35,638)	(38,516)
Unamortized underwriter fees	(1,961)	(2,119)

Net carrying amount of liability component	$77,401	$74,365

Net impact on retained earnings	$(2,893)	$(1,202)

Unamortized debt issuance cost	$289	$313

For the years ended December 31, 2011 and 2010, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Year-to-date contractual interest expense	$3,461	$2,685
Year-to-date discount amortization(1)	$2,706	$1,923
Effective interest rate of liability component	8.6%	8.6%

(1)

Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470. As of December 31, 2011, the Company anticipates that the average annual impact over the remaining term of the 3.00% Notes will increase by approximately $0.4 million.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Credit Facility

On December 29, 2010, the Company amended and restated its $235.0 million five-year real estate credit facility with Bank of America, N.A. and Comerica Bank. As amended and restated, the Real Estate Credit Facility (“Mortgage Facility”) provides for $42.6 million of term loans, with the right to expand to $75.0 million provided that (i) no default or event of default exists under the Mortgage Facility; (ii) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and, (iii) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the relevant real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized $0.9 million of debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility, $0.8 million of which were still unamortized as of December 31, 2011.

As amended and restated, the Mortgage Facility provides for only term loans and no longer has a revolving feature. The interest rate is equal to (i) the per annum rate equal to one-month LIBOR plus 3.00% per annum, determined on the first day of each month, or (ii) 1.95% per annum in excess of the higher of (a) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (b) the Federal Funds Rate adjusted daily, plus 0.5% or (c) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding, which began in April 2011, and is required to repay the aggregate principal amount outstanding on the maturity date, which is December 29, 2015. During the year ended December 31, 2011, the Company made principal payments of $1.6 million on outstanding borrowings from the Mortgage Facility. As of December 31, 2011, borrowings under the amended and restated Mortgage Facility totaled $41.0 million, with $2.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.

The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, effective December 31, 2011, the Mortgage Facility was amended to require certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility.

Real Estate Related Debt

The Company has entered into separate term mortgage loans with three of its manufacturer-affiliated finance partners — Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and a third-party financial institution (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded, are on specific buildings and/or properties, and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.62% and 5.47%, and at variable indexed rates plus between 2.25% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $1.2 million of which were still unamortized as of December 31, 2011.

The loan agreements with TMCC consist of five term loans, one of which was added during 2011 for $10.9 million. As of December 31, 2011, $37.7 million was outstanding with $1.1 million classified as current compared to $27.5 million outstanding with $0.5 million classified as current as of December 31, 2010. The

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity dates vary from two to seven years and provide for monthly payments based on a 20-year amortization schedule. These five loans are cross-collateralized and cross-defaulted with each other. During the first three months of 2011, the loan agreements were amended to also be cross-defaulted with the Revolving Credit Facility.

The loan agreements with MBFS consist of three term loans. As of December 31, 2011, $48.6 million was outstanding with $1.5 million classified as current as compared to $50.0 million outstanding with $1.5 million classified as current as of December 31, 2010. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other. They are also cross-defaulted with the Revolving Credit Facility.

The loan agreements with BMWFS consist of 13 term loans, one of which was added during 2011 for $5.4 million. As of December 31, 2011, $70.5 million was outstanding with $3.4 million classified as current as compared to $68.5 million outstanding with $3.3 million classified as current as of December 31, 2010. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of seven years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 13 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.

The loan agreements with a third-party financial institution consist of three term loans for an aggregate principal amount of $16.5 million, to finance real estate associated with three of the Company’s dealerships. The loans are repaid in monthly installments that began in September 2011, and mature in August 2016. As of December 31, 2011, borrowings under these notes totaled $16.2 million, with $0.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. These three loans are cross-defaulted with the Revolving Credit Facility.

In October 2008, the Company executed a note agreement with a third-party financial institution for an aggregate principal amount of £10.0 million (“Foreign Note”), which is secured by the Company’s foreign subsidiary properties. The Foreign Note is being repaid in monthly installments that began in March 2010 and matures in August 2018. As of December 31, 2011, borrowings under the Foreign Note totaled $12.1 million, with $1.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

All Long-Term Debt

Total interest expense on the 3.00% Notes and the 2.25% Notes and the 8.25% Notes for the years ended December 31, 2011, 2010 and 2009 was $7.6 million, $8.3 million and $10.5 million, excluding amortization cost of $9.9 million, $8.5 million and $5.9 million, respectively.

Total interest expense on the Mortgage Facility, real estate related debt, and Acquisition Line for the years ended December 31, 2011, 2010 and 2009, was $4.1 million, $4.1 million and $4.3 million, excluding amortization cost of $0.5 million, $0.5 million and $0.6 million, respectively. Also excluded is the impact of the interest rate derivative instruments related to the Mortgage Facility of $1.0 million, $3.0 million and $3.2 million for the years ended December 31, 2011, 2010, and 2009 respectively.

In addition, the Company incurred $10.7 million, $2.8 million and $4.8 million of total interest expense related to capital leases and various other notes payable, net of interest income, for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company capitalized $0.6 million, $0.1 million, and $0.2 million of interest on construction projects in 2011, 2010 and 2009, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate annual maturities of long-term debt for the next five years are as follows:

Total
(In thousands)
Year Ended December 31,
2012	$14,663
2013	18,720
2014	20,521
2015	57,545
2016	59,431
Thereafter	326,384

Total	$497,264

13.    FAIR VALUE MEASUREMENTS

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

The Company designates its investments in marketable securities and debt instruments as available-for-sale, measures them at fair value and classifies them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. The Company maintains multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers’ acceptances, that have maturities of less than three months. The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the hierarchy framework.

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

Refer to Note 2 of the Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” for more information on fair value measurements of interest rate derivative instruments.

Asset and liabilities recorded at fair value in the accompanying balance sheet as of December 31, 2011 and 2010, respectively, were as follows:

	As of December 31, 2011
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities — money market	$1,571	$—	$1,571
Debt securities:
Demand obligations	—	271	271
Collateralized mortgage obligations	—	19	19
Corporate bonds	—	338	338
Municipal obligations	—	683	683
Mortgage backed	—	632	632

Total debt securities	—	1,943	1,943

Total	$1,571	$1,943	$3,514

Liabilities:
Interest rate derivative financial instruments	$—	$34,040	$34,040

Total	$—	$34,040	$34,040

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2010
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities — money market	$1,695	$—	$1,695
Assets held-for-sale	—	5,575	5,575
Debt securities:
Demand obligations	—	680	680
Collateralized mortgage obligations	—	121	121
Corporate bonds	—	1,114	1,114
Municipal obligations	—	1,004	1,004
Mortgage backed	—	753	753

Total debt securities	—	3,672	3,672

Total	$1,695	$9,247	$10,942

Liabilities:
Interest rate derivative financial instruments	$—	$17,524	$17,524

Total	$—	$17,524	$17,524

14.    COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

In December 2011, an adverse jury verdict was rendered against the Company in the San Diego County Superior Court, awarding $7.5 million to the plaintiff who sought reimbursement for medical expenses, lost wages and pain and suffering arising from an accident involving one of the Company’s customer shuttle vans and the plaintiff’s motorcycle. The Company plans to appeal the verdict at all levels available under the law. The Company maintains insurance coverage for any loss in excess of the Company’s $1.0 million self-insured

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retention. The Company has fully accrued the amount of the award and the related insurance charge as a current account receivable and a current accrued expense, respectively, in the accompanying Consolidated Balance Sheet as of December 31, 2011. The Company’s insurance deductible was recognized as SG&A expense during the year ended December 31, 2011.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or subleasee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $20.6 million as of December 31, 2011. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    ASSET IMPAIRMENTS

During the fourth quarters of 2011, 2010, and 2009, the Company performed its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights. In such assessment, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test. However, if in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value as a result of step one for any or all of its reporting units, the application of the second step of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). Further, as it relates to the Company’s annual impairment assessment for 2011, 2010, and 2009 the fair value of the Company’s intangible franchise rights was determined to exceed the carrying value of such assets.

If any of the Company’s assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of goodwill and intangible franchise rights could result in a material non-cash impairment charge. However, if the Company’s assumptions regarding the risk-free rate used in its estimated WACC as of its 2011 assessment increased by 100 basis points, and all other assumptions remained constant, no significant non-cash franchise rights impairment charge would have resulted. In addition, none of the Company’s reporting units would have failed the step one impairment test for goodwill. Further, if the Company’s forecasted SAAR that was used in the 2011 impairment assessment decreased approximately 0.5 million units for 2015 and 1 million units for 2016 and the terminal period, no significant non-cash franchise rights impairment charge would have resulted. And, again, none of the Company’s reporting units would have failed the step one impairment test for goodwill.

During 2011, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•

The Company determined that a certain real estate investment qualified as held-for-sale, during the third quarter, as a result, adjusted the respective carrying values of the assets to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values. The Company recorded $3.2 million of non-cash asset impairment charges. Subsequently, in the fourth quarter, the plan to dispose of the real estate investment was terminated due to non-performance on the buyer’s part. As a result, the real estate investment no longer qualified as held-for-sale and the assets were subsequently reclassified as held-for-use prior to December 31, 2011.

•	The Company also determined that the carrying value of various other long-lived assets was no longer recoverable, and recognized $1.6 million in pretax non-cash asset impairment charges.

During 2010, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•

The Company entered into contracts to purchase the real estate associated with two of its existing dealership locations and, in conjunction therewith, recognized the impairment of its associated leasehold improvements. In total, the Company recognized $5.8 million in pre-tax charges related to these assets impairments.

•

The Company adjusted the respective carrying values of its assets held-for-sale to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values. As a result, the Company recorded $3.2 million of pre-tax non-cash asset impairment charges. Refer to Note 10, “Property and Equipment,” for information regarding the classification of the Company’s assets that were marketed for sale as of December 31, 2010.

•	The Company also determined that the carrying value of various other long-lived assets was no longer recoverable, and recognized $1.8 million in pretax non-cash asset impairment charges.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•

The Company entered into an amended lease agreement with one of its tenants that gave the third party the right to purchase the property at a pre-determined amount within a given timeframe. As such, the Company was required to impair the real estate to the value of the purchase option amount. Accordingly, the Company recognized a $2.0 million pre-tax non-cash asset impairment charge.

•

In the fourth quarter of 2008, the Company determined that certain of its real estate investments, primarily related to non-operational dealership facilities, qualified as held-for-sale assets. Accordingly, the Company reclassified real estate investments to current assets in the accompanying Consolidated Balance Sheet, after adjusting the carrying value to fair market value to the extent of any impairments. As a result of unanticipated events that adversely impacted real estate market conditions in 2009, the Company was unable to sell the real estate holdings during the year, as originally expected. And as such, the Company was required to adjust the respective carrying values to their estimated fair market values to the extent of any impairments, as determined by third-party appraisals and brokers’ opinions of value, less the cost to sell. Further, the Company identified additional real estate investments that qualified as held-for-sale assets in the fourth quarter of 2009. Accordingly, the Company recognized $13.8 million in total pretax non-cash asset impairment charges.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $5.1 million in pretax non-cash asset impairment charges.

16.    INTANGIBLE FRANCHISE RIGHTS AND GOODWILL

The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible Franchise Rights	Goodwill
	(In thousands)
Balance, December 31, 2009	$157,855	$500,426 (1)
Additions through acquisitions	896	9,134
Disposals	—	(906)
Currency Translation	(57)	(59)
Tax adjustments	—	(633)

Balance, December 31, 2010	158,694	507,962 (1)
Additions through acquisitions	11,994	23,636
Disposals	—	—
Currency Translation	(1)	(6)
Tax adjustments	—	(134)

Balance, December 31, 2011	$170,687	$531,458 (1)

(1)	Net of accumulated impairment of $40.3 million.

The increase in the Company’s goodwill in 2011 is primarily related to the goodwill associated with the purchase of eleven franchises at seven dealership locations located in the Texas. The Company was also granted three franchises during 2011 in Texas and California.

The increase in the Company’s goodwill in 2010 is primarily related to the goodwill associated with the acquisition of four franchises at two dealership locations located in the U.K. and two franchises at two dealership

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

locations located in South Carolina, partially offset by the disposition of five franchises at two dealership locations located in Florida and Oklahoma.

The increase in the Company’s intangible franchise rights in 2011 is primarily related to the acquisitions described above in Texas and California.

The increase in the Company’s intangible franchise rights in 2010 is primarily related to the acquisitions described above in the U.K. and South Carolina.

17.    EMPLOYEE SAVINGS PLANS

The Company has a deferred compensation plan to provide select employees and members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s non-employee directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2011 and 2010 were $22.1 million and $18.7 million, respectively, and are included in other liabilities in the accompanying Consolidated Balance Sheets.

The Company offers a 401(k) plan to all of its employees. For the years ended December 31, 2011 and 2010, the matching contributions paid by the Company totaled $3.2 million and $0.7 million, respectively.

18.    OPERATING LEASES

The Company leases various facilities and equipment under long-term operating lease agreements. The facility leases typically have a minimum term of fifteen years with options that extend the term up to an additional fifteen years.

Future minimum lease payments for non-cancelable operating leases as of December 31, 2011, are as follows:

Total
(In thousands)
Year Ended December 31,
2012	$46,223
2013	42,125
2014	36,124
2015	31,575
2016	28,947
Thereafter	91,887

Total(1)	$276,881

(1)	Includes $5.1 million of future, non-cancelable sublease payments to be received.

Total rent expense under all operating leases was $48.3 million, $51.1 million, and $51.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Unrealized Gain (Loss) on Foreign Currency Translation	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income
	(In thousands)
BALANCE, December 31, 2008	$(9,915)	$(285)	$(27,909)	$(38,109)
Other comprehensive income, net of tax	2,657	389	8,807	11,853

BALANCE, December 31, 2009	(7,258)	104	(19,102)	(26,256)
Other comprehensive income, net of tax	(594)	(54)	8,149	7,501

BALANCE, December 31, 2010	(7,852)	50	(10,953)	(18,755)
Other comprehensive income, net of tax	(117)	(42)	(10,322)	(10,481)

BALANCE, December 31, 2011	$(7,969)	$8	$(21,275)	$(29,236)

20.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
Year Ended December 31,
2011
Total revenues	$1,409,302	$1,474,145	$1,570,389	$1,625,929	$6,079,765
Gross profit	221,775	244,211	248,753	245,861	960,600
Net income	15,362	24,683	21,494	20,855	82,394
Basic earnings per share(1)	0.64	1.03	0.92	0.92	3.50
Diluted earnings per share(1)	0.64	1.03	0.91	0.90	3.47
2010
Total revenues	$1,191,153	$1,418,509	$1,461,755	$1,437,752	$5,509,169
Gross profit	204,521	226,652	228,839	217,021	877,033
Net income	7,981	12,769	18,985	10,569	50,304
Basic earnings per share(1)	0.33	0.52	0.79	0.45	2.09
Diluted earnings per share(1)	0.32	0.52	0.79	0.45	2.09

(1)

The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

During 2011, the Company incurred charges of $4.8 million related to the impairment of assets, of which $0.8 million was incurred during the fourth quarter, primarily related to the Company’s real estate holdings.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, the Company incurred charges of $10.8 million related to the impairment of assets, of which $7.7 million was incurred during the fourth quarter, primarily related to the impairment of certain leasehold improvements.

For more information on non-cash impairment charges, refer to Note 15, “Asset Impairments.”

EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893))
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
4.1	—	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893))
4.2	—	Indenture related to the Convertible Senior Notes Due 2036 dated June 26, 2006 between Group 1 Automotive Inc. and Wells Fargo Bank, National Association, as trustee (including Form of 2.25% Convertible Senior Note Due 2036) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.3	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.4	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.8 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.5	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.6	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.9 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.7	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.8	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.10 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.9	—	Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.7 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.10	—	Amendment dated June 23, 2006 to Letter Agreement dated June 20, 2006 between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.11 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2006)
4.11	—	Indenture related to the Convertible Senior Notes due 2020, dated as of March 22, 2010, between Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2020) (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.12	—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)

Exhibit Number		Description
4.13	—	Base Call Option Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.14	—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.15	—	Base Warrant Confirmation dated as of March 16, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.6 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 22, 2010)
4.16	—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.17	—	Additional Call Option Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.18	—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 4.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.19	—	Additional Warrant Confirmation, dated as of March 29, 2010, by and between Group 1 Automotive, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 4.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 1, 2010)
4.20	—	First Supplemental Indenture dated August 9, 2010 among Group 1 Automotive, Inc. and Wells Fargo Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2010)
10.1	—	Eighth Amended and Restated Revolving Credit Agreement, dated effective as of July 1, 2011, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 6, 2011)
10.2	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.3	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.4	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.5	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.6	—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (Incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

Exhibit Number		Description
10.7	—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (Incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.8	—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.9	—	Form of Ford Motor Company Sales and Service Agreement (Incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.10	—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.11	—	Form of Chrysler Corporation Sales and Service Agreement (Incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.12	—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.13	—	Form of Infiniti Division of Nissan North America, Inc. Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.26 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.14*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10.15*	—	Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2011 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2010)
10.16*†	—	Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2012
10.17*	—	Group 1 Automotive, Inc. 2011 Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 14, 2011)
10.18*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2007)
10.19*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)
10.20*	—	Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)
10.21*	—	Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)
10.22*	—	Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)

Exhibit Number		Description
10.23*	—	Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10.24*	—	Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)
10.25*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.26*	—	Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10.27*†	—	Form of Restricted Stock Agreement with Qualified Retirement Provisions
10.28*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.29*	—	Form of Senior Executive Officer Phantom Stock Agreement (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10.30*	—	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.35 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10.31*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10.32*	—	Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.33*	—	Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)
10.34*	—	Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)
10.35*	—	Employment Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10.36*	—	Non-Compete Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)
10.37*	—	Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10.38*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10.39*	—	Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)

Exhibit Number		Description
10.40*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10.41*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10.42*	—	Group 1 Automotive, Inc. Corporate Aircraft Usage Policy (Incorporated by reference to Exhibit 10.49 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10.43*	—	Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement (Incorporated by reference to the section titled “Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement” in Item 5.02 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 13461) filed November 16, 2009)
11.1	—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 6 to the financial statements)
12.1†	—	Statement re Computation of Ratios
21.1†	—	Group 1 Automotive, Inc. Subsidiary List
23.1†	—	Consent of Ernst & Young LLP
31.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	—	XBRL Instance Document
101.SCH***	—	XBRL Taxonomy Extension Schema Document
101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.