Form 10-Q
period 2012-03-31
GROUP 1 AUTOMOTIVE INC
filed 2012-04-27
CIK 1031203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 23, 2012, the registrant had 22,924,214 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,316	$14,895
Contracts-in-transit and vehicle receivables, net	149,606	167,507
Accounts and notes receivable, net	85,724	92,775
Inventories, net	966,209	867,470
Deferred income taxes	18,275	16,012
Prepaid expenses and other current assets	10,112	16,925

Total current assets	1,251,242	1,175,584

PROPERTY AND EQUIPMENT, net	604,831	585,633
GOODWILL	546,346	531,458
INTANGIBLE FRANCHISE RIGHTS	182,770	170,687
OTHER ASSETS	14,635	12,981

Total assets	$2,599,824	$2,476,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility	$800,976	$718,946
Offset account related to floorplan notes payable - credit facility	(110,998)	(109,207)
Floorplan notes payable - manufacturer affiliates	154,580	155,980
Current maturities of long-term debt	15,616	14,663
Current liabilities from interest rate risk management activities	4,719	7,273
Accounts payable	144,128	148,048
Accrued expenses	113,060	109,244

Total current liabilities	1,122,081	1,044,947

LONG-TERM DEBT, net of current maturities	494,745	482,601
DEFERRED INCOME TAXES	83,465	78,459
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	27,075	26,766
OTHER LIABILITIES	38,613	36,470
COMMITMENTS AND CONTINGENCIES (NOTE 11)

TEMPORARY EQUITY - Redeemable equity portion of the
3.00% Convertible Senior Notes	34,880	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,126 and 25,967 issued, respectively	261	260
Additional paid-in capital	330,533	363,375
Retained earnings	610,986	591,037
Accumulated other comprehensive loss	(26,436)	(29,236)
Treasury stock, at cost; 3,200 and 3,260 shares, respectively	(116,379)	(118,336)

Total stockholders’ equity	798,965	807,100

Total liabilities and stockholders’ equity	$2,599,824	$2,476,343

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$912,595	$784,714
Used vehicle retail sales	414,974	323,447
Used vehicle wholesale sales	66,857	61,951
Parts and service sales	213,101	194,950
Finance, insurance and other, net	57,218	44,240

Total revenues	1,664,745	1,409,302
COST OF SALES:
New vehicle retail sales	859,775	741,942
Used vehicle retail sales	378,577	294,547
Used vehicle wholesale sales	64,153	59,457
Parts and service sales	101,816	91,581

Total cost of sales	1,404,321	1,187,527

GROSS PROFIT	260,424	221,775
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	199,112	175,884
DEPRECIATION AND AMORTIZATION EXPENSE	7,236	6,455
ASSET IMPAIRMENTS	101	222

INCOME FROM OPERATIONS	53,975	39,214
OTHER EXPENSE:
Floorplan interest expense	(7,619)	(6,760)
Other interest expense, net	(9,040)	(7,942)

INCOME BEFORE INCOME TAXES	37,316	24,512
PROVISION FOR INCOME TAXES	(14,199)	(9,150)

NET INCOME	$23,117	$15,362

BASIC EARNINGS PER SHARE	$1.01	$0.64
Weighted average common shares outstanding	21,629	22,582
DILUTED EARNINGS PER SHARE	$0.97	$0.64
Weighted average common shares outstanding	22,532	22,736
CASH DIVIDENDS PER COMMON SHARE	$0.14	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited, in thousands)
NET INCOME	$23,117	$15,362
Other comprehensive income (loss):
Foreign currency translation adjustment	1,394	1,340
Unrealized gain (loss) on marketable securities, net of tax benefit (provision) of ($2) and $4, respectively	3	(7)
Net unrealized gain on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $293 and $214, respectively	(488)	(356)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,134 and $1,296, respectively	1,891	2,160

Net unrealized gain on interest rate swaps, net of tax	1,403	1,804

OTHER COMPREHENSIVE INCOME, NET OF TAXES	2,800	3,137

COMPREHENSIVE INCOME	$25,917	$18,499

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
	(Unaudited, in thousands)
BALANCE, December 31, 2011	25,967	$260	$363,375	$591,037	$(29,236)	$(118,336)	$807,100
Comprehensive income:
Net income	—	—	—	23,117	—	—	23,117
Other comprehensive income, net	—	—	—	—	2,800	—	2,800
3.00% Convertible Notes reclassification to temporary equity	—	—	(34,880)	—	—	—	(34,880)
Issuance of common and treasury shares to employee stock purchase plans	(69)	(1)	(2,678)	—	—	1,957	(722)
Proceeds from sales of common stock under employee stock purchase plans	27	—	1,342	—	—	—	1,342
Issuance of restricted stock	233	2	(2)	—	—	—	—
Forfeiture of restricted stock	(32)	—	—	—	—	—	—
Stock-based compensation	—	—	2,882	—	—	—	2,882
Tax effect from the vesting of restricted shares	—	—	494	—	—	—	494
Cash dividends	—	—	—	(3,168)	—	—	(3,168)

BALANCE, March 31, 2012	26,126	$261	$330,533	$610,986	$(26,436)	$(116,379)	$798,965

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,117	$15,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,236	6,455
Deferred income taxes	3,063	7,048
Asset impairments	101	222
Stock-based compensation	2,894	2,744
Amortization of debt discount and issue costs	3,170	2,878
Gain on disposition of assets	(8)	—
Tax effect from stock-based compensation	(491)	(325)
Other	420	152
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	7,838	10,436
Accounts and notes receivable	7,139	7,278
Inventories	(84,600)	5,736
Contracts-in-transit and vehicle receivables	18,046	(3,623)
Prepaid expenses and other assets	4,452	1,397
Floorplan notes payable - manufacturer affiliates	(1,654)	(804)
Deferred revenues	(173)	(501)

Net cash provided by (used in) operating activities	(9,450)	54,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(55,323)	(35,033)
Proceeds from disposition of franchises, property and equipment	139	4,235
Purchases of property and equipment, including real estate	(17,617)	(15,306)
Other	292	113

Net cash used in investing activities	(72,509)	(45,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - Floorplan Line	1,357,442	1,237,710
Repayments on credit facility - Floorplan Line	(1,277,202)	(1,217,231)
Borrowings on mortgage facility	4,000	—
Principal payments on mortgage facility	(533)	—
Borrowings of other long-term debt	36	80
Principal payments of long-term debt related to real estate loans	(2,302)	(2,000)
Borrowings of long-term debt related to real estate	9,600	—
Principal payments of other long-term debt	(840)	(767)
Proceeds from issuance of common stock to benefit plans	620	880
Tax effect from stock-based compensation	491	325
Dividends paid	(3,180)	(2,619)

Net cash provided by financing activities	88,132	16,378

EFFECT OF EXCHANGE RATE CHANGES ON CASH	248	119

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,421	24,961
CASH AND CASH EQUIVALENTS, beginning of period	14,895	19,843

CASH AND CASH EQUIVALENTS, end of period	$21,316	$44,804

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$847	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

Business and Organization

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in 15 states in the United States of America (“U.S.”) and five towns in the United Kingdom (“U.K.”). Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company.” Through its dealerships, the Company sells new and used cars and light trucks; arranges related vehicle financing; service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.

As of March 31, 2012, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (i) the East (43 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (ii) the West (64 dealerships in California, Kansas, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s five dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team.

Basis of Presentation

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

All acquisitions of dealerships completed during the periods presented have been accounted for using the purchase method of accounting and their results of operations are included from the effective dates of the closings of the respective acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update changes certain fair value measurement principles and enhances the disclosure requirements, particularly Level 3 fair value measurements. The Company adopted ASU 2011-04 as of March 31, 2012 and it did not have a material impact on its consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted ASU 2011-08 as of March 31, 2012 and it did not have an impact on its consolidated financial position or results of operations.

2. ACQUISITIONS AND DISPOSITIONS

During the first three months of 2012, the Company acquired one dealership in each of the following states: South Carolina, Texas and Kansas. Consideration paid for these dealerships totaled $55.3 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the first three months of 2011, the Company acquired two dealerships located in Texas. Consideration paid for these dealerships totaled $35.0 million.

3. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

The periodic interest rates of the Revolving Credit Facility (as defined in Note 8, “Credit Facilities”), the Mortgage Facility (as defined in Note 9, “Long-term Debt”) and certain variable-rate real estate related borrowings are indexed to one-month London Inter Bank Offered Rate (“LIBOR”) plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.

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

As of March 31, 2012, the Company held interest rate swaps in effect of $275.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.4%. For the three months ended March 31, 2012 and 2011, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.8 million and $3.3 million, respectively. Total floorplan interest expense was $7.6 million and $6.8 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company reflected liabilities from interest risk management activities of $31.8 million and $34.0 million, respectively, in its Consolidated Balance Sheets. Several of the Company’s interest rate swaps expire in 2012, as such, the fair value of these instruments are classified as current liabilities in the accompanying Consolidated Balance Sheet. Included in accumulated other comprehensive loss at March 31, 2012 and 2011 are unrealized losses, net of income taxes, totaling $19.9 million and $9.1 million, respectively, related to these hedges.

At March 31, 2012, all of the Company’s derivative contracts were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Statements of Operations for either the three months ended March 31, 2012 or 2011 respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount of Unrealized Loss, Net of Tax, Recognized in OCI
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2012	2011
	(In thousands)
Interest rate swap contracts	$488	$356

	Amount of Loss Reclassified from OCI into Statements of Operations
Location of Loss Reclassified from OCI into Statements of Operations	Three Months Ended March 31,
	2012	2011
	(In thousands)
Floorplan interest expense	$(2,762)	$(3,251)
Other interest expense	$(263)	$(205)

The amount expected to be reclassified out of other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $10.1 million.

4. STOCK-BASED COMPENSATION PLANS

The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

The Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (“Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan to 7.5 million, for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (1) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant, and (2) stock appreciation rights, restricted stock, performance awards, and bonus stock, each granted at the market price of the Company’s stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding option awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period for the entire award. As of March 31, 2012, there were 1,070,540 shares available for issuance under the Incentive Plan.

Restricted Stock Awards

In 2005, the Company began granting to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units pursuant to the Incentive Plan. In 2006, the Company began granting to certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards and performance awards qualify as participating securities as each contain non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 5, “Earnings Per Share” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to forfeiture provisions for periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. Performance awards are considered outstanding at the date of grant and have forfeiture provisions that lapse based on the passage of time and the achievement of certain performance criteria established by the Compensation Committee of the Board of Directors. During the first three months of March 31, 2012, there were no outstanding performance awards and none were granted. In the event the employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company.

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

A summary of these awards as of March 31, 2012, along with the changes during the three months then ended, is as follows:

	Awards	Weighted Average
		Grant Date
		Fair Value
Nonvested at December 31, 2011	1,154,004	$23.57
Granted	232,624	54.62
Vested	(42,132)	25.47
Forfeited	(31,022)	28.61

Nonvested at March 31, 2012	1,313,474	$33.05

Employee Stock Purchase Plan

In 1997, the Company adopted the “Group 1 Automotive, Inc. Employee Stock Purchase Plan as amended” (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee acquires shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2012, there were 803,878 shares remaining in reserve for future issuance under the Purchase Plan. During the three months ended March 31, 2012 and 2011, the Company issued 27,163 and 23,298 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $12.96 and $10.22 during the three months ended March 31, 2012 and 2011, respectively. The fair value of stock purchase rights is calculated using the quarter-end stock price, the value of the embedded call option and the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $2.9 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively. Cash received from option exercises and Purchase Plan purchases was $1.3 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. Additional paid-in capital increased by $0.5 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were more than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $0.8 million for both the three months ended March 31, 2012 and 2011.

The Company issues new shares or treasury shares, if available, when options are exercised or restricted stock vests. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.

5. EARNINGS PER SHARE

The two-class method is utilized for the computation of Earnings Per Share (“EPS”). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents. The Company’s restricted stock awards qualify as participating securities as each contain non-forfeitable rights to dividends. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	21,629	22,582
Dilutive effect of contingently Convertible 3.00% Notes	892	139
Dilutive effect of stock options, net of assumed repurchase of treasury stock	5	12
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	6	3

Weighted average dilutive common shares outstanding	22,532	22,736

Basic:
Net Income	$23,117	$15,362
Less: Earnings allocated to participating securities	1,206	916

Earnings available to basic common shares	$21,911	$14,446

Basic earnings per common share	$1.01	$0.64
Diluted:
Net Income	$23,117	$15,362
Less: Earnings allocated to participating securities	1,165	911

Earnings available to diluted common shares	$21,952	$14,451

Diluted earnings per common share	$0.97	$0.64

Any options with an exercise price in excess of the average market price of the Company’s common stock during each of the quarterly periods in the years presented are not considered when calculating the dilutive effect of stock options for the diluted EPS calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for both the three months ended March 31, 2012 and 2011.

As discussed in Note 9, “Long-term Debt,” below, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 9) and the 2.25% Warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. Although the ten-year call options the Company purchased on its common stock in connection with the issuance of the 2.25% Notes (“2.25% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended March 31, 2012 was less than $59.43, no net shares were included in the computation of diluted EPS for such period, as the impact would have been anti-dilutive.

In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 9) and the 3.00% Warrants sold in connection with the 3.00% Notes (“3.00% Warrants”). Although the ten-year call options the Company purchased on its common stock in connection with the issuance of the 3.00% Notes (“3.00% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended March 31, 2012 was more than the conversion price in effect at the end of the respective periods, the dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted earnings per share. Refer to Note 9 for a description of the change to the conversion price, which occurred during the three months ended March 31, 2012 as a result of the Company’s decision to pay a cash dividend, as well as the change in the convertibility of the 3.00% Notes as of March 31, 2012.

6. INCOME TAXES

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. relative to its foreign subsidiaries. The effective income tax rate of 38.1% of pretax income for the three months ended March 31, 2012 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state jurisdictions in which the Company operates.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2012, the Company’s effective tax rate increased to 38.1% from 37.3% for the same period in 2011. The change was primarily due to the mix of pretax income from the taxable state jurisdictions in which the Company operates, as well as a change in valuation allowances for certain state net operating losses that occurred during the three months ended March 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits. Consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor did it accrue any interest for the three months ended March 31, 2012.

Taxable years 2007 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts and notes receivable consisted of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$43,982	$48,912
Parts and service receivables	16,244	16,956
Finance and insurance receivables	13,633	16,755
Other	12,943	11,395

Total accounts and notes receivable	86,802	94,018
Less allowance for doubtful accounts	1,078	1,243

Accounts and notes receivable, net	$85,724	$92,775

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
	(In thousands)
New vehicles	$684,929	$610,694
Used vehicles	172,804	153,648
Rental vehicles	62,236	57,790
Parts, accessories and other	46,240	45,338

Inventories, net	$966,209	$867,470

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	March 31, 2012	December 31, 2011

		(unaudited)
		(Dollars in thousands)
Land	—	$219,487	$211,754
Buildings	30 to 40	293,507	284,638
Leasehold improvements	up to 30	88,710	86,084
Machinery and equipment	7 to 20	60,465	59,316
Furniture and fixtures	3 to 10	55,865	54,406
Company vehicles	3 to 5	9,992	9,877
Construction in progress	—	20,750	16,719

Total		748,776	722,794
Less accumulated depreciation		143,945	137,161

Property and equipment, net		$604,831	$585,633

During the three months ended March 31, 2012, the Company incurred $9.7 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the three months ended March 31, 2012 associated with existing dealership operations totaling $0.8 million. Also, in conjunction with the Company’s acquisition of three separate dealerships during the three months ended March 31, 2012, the Company acquired $14.7 million of real estate and other property and equipment.

8. CREDIT FACILITIES

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

The Company receives interest assistance from certain automobile manufacturers. Over the past three years, manufacturers’ interest assistance as a percentage of the Company’s total consolidated floorplan interest expense has ranged from 60.1% for the second quarter of 2009 to 98.2% for the fourth quarter of 2011. And, for the first quarter of 2012, manufacturers’ interest assistance, as a percentage of the Company’s total consolidated floorplan interest expense, was 97.3%.

Revolving Credit Facility

The Revolving Credit Facility expires on June 1, 2016 and consists of two tranches: $1.1 billion for vehicle inventory floorplan financing (“Floorplan Line”) and $250.0 million for working capital, including acquisitions (“Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to one-month LIBOR plus 150 basis points for new vehicle inventory and one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company had $6.2 million of related unamortized costs as of March 31, 2012 that are being amortized over the term of the facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

After considering outstanding balances of $690.0 million at March 31, 2012, the Company had $410.0 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $410.0 million available borrowings under the Floorplan Line was $111.0 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% and 1.8% as of March 31, 2012 and December 31, 2011, respectively, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of March 31, 2012 or December 31, 2011. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants. After considering $24.3 million of outstanding letters of credit, and other factors included in the Company’s available borrowing base calculation, there was $225.7 million of available borrowing capacity under the Acquisition Line as of March 31, 2012.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2012, the Restricted Payment Basket totaled $95.4 million. As of March 31, 2012, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of March 31, 2012, the Company had an outstanding balance of $97.8 million under the FMCC Facility with an available floorplan borrowing capacity of $52.2 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of March 31, 2012, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services for the financing of new, used and rental vehicle inventories related to its U.K. operations. This facility is an evergreen arrangement that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under this facility ranged from 1.1% to 4.5%, as of March 31, 2012.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of March 31, 2012, the interest rate charged on borrowings related to the Company’s rental vehicle fleet ranged from 2.5% to 5.3%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. LONG-TERM DEBT

The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
2.25% Convertible Senior Notes	$146,777	$144,985
3.00% Convertible Senior Notes	78,201	77,401
Mortgage Facility	44,470	41,003
Other Real Estate Related and Long-Term Debt	202,151	194,580
Capital lease obligations related to real estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 9.4%	38,762	39,295

	510,361	497,264
Less current maturities of mortgage facility and other long-term debt	15,616	14,663

	$494,745	$482,601

Fair Value of Long-Term Debt

The Company’s outstanding 2.25% Convertible Senior Notes (“2.25% Notes”), had a fair value of $202.6 million and $192.3 million as of March 31, 2012 and December 31, 2011, respectively. The Company’s outstanding 3.00% Convertible Senior Notes (“3.00% Notes”), had a fair value of $185.5 million and $170.6 million as of March 31, 2012 and December 31, 2011, respectively. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.

The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March, 31, 2012 and December 31, 2011. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

2.25% Convertible Senior Notes

As of March 31, 2012 and December 31, 2011, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$12,820	$13,452

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(34,620)	(36,344)
Unamortized underwriter fees	(1,356)	(1,424)

Net carrying amount of liability component	$146,777	$144,985

Net impact on retained earnings	$(42,479)	$(41,426)
Unamortized debt issuance cost	$54	$56

The Company determined the discount using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.5% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount and are being amortized to interest expense through 2016. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2012 and 2011, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Year-to-date contractual interest expense	$1,028	$1,028
Year-to-date discount amortization	$1,685	$1,554
Effective interest rate of liability component	7.7%	7.7%

The 2.25% Notes are convertible into cash and, if applicable, common stock based on the conversion rate of 16.8267 shares of common stock per $1,000 principal amount (which is equal to an initial conversion price of approximately $59.43 per common share), subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (such threshold closing price initially and as of March 31, 2012 being $77.26); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture.

3.00% Convertible Senior Notes

As of March 31, 2012 and December 31, 2011, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Carrying amount of equity component (including $34.9 million classified as temporary equity as of March 31, 2012	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)

Total net equity component	$24,487	$24,487

Deferred income tax component	$12,688	$12,956

Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(34,880)	(35,638)
Unamortized underwriter fees	(1,919)	(1,961)

Net carrying amount of liability component	$78,201	$77,401

Net impact on retained earnings	$(3,341)	$(2,893)

Unamortized debt issuance cost	$283	$289

The Company determined the discount using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2012 and 2011, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended March, 31
	2012	2011
	(Dollars in thousands)
Year-to-date contractual interest expense	$863	$874
Year-to-date discount amortization	$716	$653
Effective interest rate of liability component	8.6%	8.6%

The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $49.36 as of March 31, 2012) (“Stock Price Trigger”); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture. As a result of the Stock Price Trigger on March 31, 2012, the 3.00% Notes are convertible at the option of the holders during the three months ended June 30, 2012. As such, the Company reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance Sheet as of March 31, 2012. The debt portion of the 3.00% Notes continued to be classified as a long-term liability as of March 31, 2012, since the Company has the intent and ability to refinance any conversion of the 3.00% Notes with another long-term debt instrument. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of March 31, 2012. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $56.6 million at March 31, 2012.

As of March 31, 2012, the conversion rate was 26.3345 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $37.97 per share, which was reduced during the first quarter of 2012 as the result of the Company’s decision to pay a cash dividend. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

As of March 31, 2012, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was $55.80 due to the Company’s decision to pay a cash dividend. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to receive a total of 3.0 million shares of its common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payments of cash dividends).

Real Estate Credit Facility

As amended and restated, the Company’s real estate credit facility with Bank of America, N.A. and Comerica Bank (“Mortgage Facility”) provides only term loans with the right to expand to $75.0 million of term loans and no longer has a revolving feature. The term loans can be expanded provided that (i) no default or event of default exists under the Mortgage Facility; (ii) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (iii) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the relevant real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized $0.9 million of debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility, $0.7 million of which were still unamortized as of March 31, 2012.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The interest rate is equal to (i) the per annum rate equal to one-month LIBOR plus between 2.50% and 3.00% per annum, determined on the first day of each month, or (ii) between 1.45% and 1.95% per annum in excess of the higher of (a) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (b) the Federal Funds Rate adjusted daily, plus 0.5%, or (c) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding, which began in April 2011, and is required to repay the aggregate principal amount outstanding on the maturity date, which is December 29, 2015. During the three months ended March 31, 2012, the Company borrowed an additional $4.0 million to finance the acquisition of a dealership facility and made a principal payment of $0.5 million on outstanding borrowings from the Mortgage Facility. As of March 31, 2012, borrowings under the amended and restated Mortgage Facility totaled $44.5 million, with $2.3 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.

The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, effective December 31, 2011, the Mortgage Facility was amended to require certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of March 31, 2012, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.

Real Estate Related Debt

The Company has entered into separate term mortgage loans with three of its manufacturer-affiliated finance partners – Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and a third-party financial institution (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded, are on specific buildings and/or properties, and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.56% and 5.47%, and at variable indexed rates plus a spread between 2.25% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $1.1 million of which were still unamortized as of March 31, 2012.

The loan agreements with TMCC consist of six term loans, one of which was added during the first quarter of 2012 for $4.0 million. As of March 31, 2012, $41.5 million was outstanding under the TMCC term loans with $1.3 million classified as current. The maturity dates vary from two to seven years and provide for monthly payments based on a 20-year amortization schedule. These six loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.

The loan agreements with MBFS consist of three term loans. As of March 31, 2012, $48.3 million was outstanding under the MBFS term loans with $1.6 million classified as current. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other. They are also cross-defaulted with the Revolving Credit Facility.

The loan agreements with BMWFS consist of 14 term loans, one of which was added during the first quarter of 2012 for $5.6 million to finance the acquisition of a dealership facility. As of March 31, 2012, $75.2 million was outstanding under the BMWFS term loans with $3.8 million classified as current. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of seven years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.

The loan agreements with a third-party financial institution consist of three term loans for an aggregate principal amount of $16.5 million, to finance real estate associated with three of the Company’s dealerships. The loans are being repaid in monthly installments that began in September 2011 and will mature in August 2016. As of March 31, 2012, borrowings under these notes totaled $16.0 million, with $0.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. These three loans are cross-defaulted with the Revolving Credit Facility.

In addition, the Company executed a note agreement with another third-party financial institution in 2008 for an aggregate principal amount of £10.0 million (“Foreign Note”), which is secured by the Company’s foreign subsidiary properties. The Foreign Note is

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

being repaid in monthly installments that began in March 2010 and matures in August 2018. As of March 31, 2012, borrowings under the Foreign Note totaled $12.1 million, with $1.9 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

10. FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) 820 defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; requires disclosure of the extent to which fair value is used to measure financial and non-financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date; establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

The Company designates its investments in marketable securities and debt instruments as available-for-sale, measures them at fair value, and classifies them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. The Company maintains multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers’ acceptances, that have maturities of less than three months. The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the hierarchy framework.

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

The Company’s derivative financial instruments are recorded at fair market value. See Note 3 “Derivative Instruments and Risk Management Activities” for further details regarding the Company’s derivative financial instruments.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified investments in marketable securities, debt instruments, and interest rate derivative financial instruments as having met such criteria. The respective fair values measured on a recurring basis as of March 31, 2012 and December 31, 2011, respectively, were as follows:

	As of March 31, 2012
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities - money market	$1,805	$—	$1,805
Debt securities:
Demand obligations	—	5,154	5,154
Corporate bonds	—	349	349
Municipal obligations	—	380	380
Mortgage backed	—	608	608

Total debt securities	—	6,491	6,491

Total	$1,805	$6,491	$8,296

Liabilities:
Interest rate derivative financial instruments	$—	$31,794	$31,794

Total	$—	$31,794	$31,794

	As of December 31, 2011
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities - money market	$1,571	$—	$1,571
Debt securities:
Demand obligations	—	271	271
Collateralized mortgage obligations	—	19	19
Corporate bonds	—	338	338
Municipal obligations	—	683	683
Mortgage backed	—	632	632

Total debt securities	—	1,943	1,943

Total	$1,571	$1,943	$3,514

Liabilities:
Interest rate derivative financial instruments	$—	$34,040	$34,040

Total	$—	$34,040	$34,040

11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. Amounts that have been accrued or paid related to the settlement of litigation are included in selling, general and administrative (“SG&A”) expenses in the Company’s Consolidated Statements of Operations. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid rewards under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. Amounts that have been accrued or paid related to the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

settlement of manufacturer charge backs of recognized incentives and rebates are included in cost of sales in the Company’s Consolidated Statements of Operations, while such amounts for manufacturer chargebacks of recognized warranty-related items are included as a reduction of revenues in the Company’s Consolidated Statements of Operations.

Legal Proceedings

In December 2011, an adverse jury verdict was rendered against the Company in the San Diego County Superior Court, awarding $7.5 million to the plaintiff who sought reimbursement for medical expenses, lost wages and pain and suffering arising from an accident involving one of the Company’s customer shuttle vans and the plaintiff’s motorcycle. In February 2012, the trial judge entered a judgment on the jury verdict. The Company has meritorious defenses and has filed for a new trial. The Company maintains insurance coverage for any loss in excess of the Company’s $1.0 million self-insured retention. The Company has fully accrued the amount of the award and the related insurance charge as a current account receivable and a current accrued expense, respectively, in the accompanying Consolidated Balance Sheet as of March 31, 2012. The Company’s insurance deductible was recognized as SG&A expense during the year ended December 31, 2011.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $19.4 million as of March 31, 2012. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2012 and 2011 were as follows:

	Unrealized Loss on Foreign Currency Translation	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
		(In thousands)
Balance, December 31, 2010	$(7,852)	$50	$(10,953)	$(18,755)
Other comprehensive income (loss), net of tax	1,340	(7)	1,804	3,137

Balance, March 31, 2011	$(6,512)	$43	$(9,149)	$(15,618)

Balance, December 31, 2011	$(7,969)	$8	$(21,275)	$(29,236)
Other comprehensive income, net of tax	1,394	3	1,403	2,800

Balance, March 31, 2012	$(6,575)	$11	$(19,872)	$(26,436)

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure that these expectations will prove to be correct. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•

the recent economic recession substantially depressed consumer confidence, raised unemployment and limited the availability of consumer credit, causing a marked decline in demand for new and used vehicles; future deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may similarly affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

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

•

our principal automobile manufacturers, especially Toyota, Nissan, Honda, BMW, Ford, Daimler, General Motors, Chrysler, and Volkswagen, because of financial distress, bankruptcy, natural disasters that disrupt production or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

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

These factors, as well as additional factors that could affect our operating results and performance are described in our 2011 Form 10-K, under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere within this quarterly report. Should one or more of the risks or uncertainties described above or elsewhere in this quarterly report or in the documents incorporated by reference occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We urge you to carefully consider those factors, as well as factors described in our reports filed from time to time with the Securities and Exchange Commission and other announcements we make from time to time.

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

Overview

We are a leading operator in the automotive retail industry. As of March 31, 2012, we owned and operated 134 franchises, representing 31 brands of automobiles, at 107 dealership locations and 25 collision service centers in the U.S. and ten franchises at five dealerships and three collision centers in the U.K. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Farnborough, Hailsham, Hindhead and Worthing in the U.K.

As of March 31, 2012, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (i) the East (43 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina) and (ii) the West (64 dealerships in California, Kansas, Oklahoma and Texas). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

From September 2008 through most of 2009, the U.S. and global economies suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. Through 2011 and the first three months of 2012, economic trends have stabilized and consumer demand for new and used vehicles has shown improvement. According to industry experts, the March 2012 seasonally adjusted annual rate of sales (or “SAAR”) was 14.4 million units, compared to 13.0 million units a year ago. But given the depth of the downturn, we believe the recovery to historically normalized industry selling levels will probably be extended.

Our operations have, and we believe that our operations will continue to generate positive cash flow. As such, we are focused on maximizing the return on the capital that we generate from our operations and positioning our balance sheet to take advantage of investment opportunities as they arise. We believe that the stabilizing economic trends provide opportunities for us to improve our operating results as we: (i) expand our new and used vehicle sales results and improve our sales efficiency; (ii) continue to focus on our higher margin parts and service business by enhancing the cost effectiveness of our marketing efforts, implementing strategic selling methods, and improving operational efficiencies; (iii) invest capital where necessary to support the anticipated growth, particularly in our parts and service business; and (iv) further leverage of our revenue and gross profit growth through continued cost rationalization.

We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that 2012 capital spending will be less than $55.0 million, which includes $15.0 million for specific growth initiatives in our parts and service business.

We remain committed to our growth-by-acquisition strategy, and with the prolonged nature of the anticipated economic recovery, we believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria. During the first three months of 2012, we completed the acquisition of three dealerships. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.

Financial and Operational Highlights

Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as maintenance and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance and collision repair services. In addition, our ability to reduce our costs in response to lower sales also tempers the impact of lower new vehicle sales volume.

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

For the three months ended March 31, 2012, total revenues increased 18.1% from 2011 levels to $1.7 billion and gross profit improved 17.4% to $260.4 million. Operating income rose for the three months ended March 31, 2012 by 37.6% from 2011 to $54.0 million. Income before income taxes improved to $37.3 million for the first quarter of 2012, which was a 52.2% improvement over the same period from the prior year. For the three months ended March 31, 2012 and 2011, we realized net income of $23.1 million and $15.4 million, respectively, and diluted income per share of $0.97 and $0.64, respectively. We generated cash flow of $6.4 million and $25.0 million for the three months ended March 31, 2012 and 2011, respectively.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended March 31,
	2012	2011
Unit Sales
Retail Sales
New Vehicle	27,930	24,704
Used Vehicle	20,749	16,730

Total Retail Sales	48,679	41,434
Wholesale Sales	9,994	9,055

Total Vehicle Sales	58,673	50,489
Gross Margin
New Vehicle Retail Sales	5.8%	5.5%
Total Used Vehicle Sales	8.1%	8.1%
Parts and Service Sales	52.2%	53.0%
Total Gross Margin	15.6%	15.7%
SG&A(1) as a % of Gross Profit	76.5%	79.3%
Operating Margin	3.2%	2.8%
Pretax Margin	2.2%	1.7%
Finance and Insurance Revenues per Retail Unit Sold	$1,175	$1,068

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.

While SAAR is still low relative to the years before the recession, it has risen from 13.0 million at March 31, 2011 to 14.4 million at March 31, 2012. Bolstered by this improved sales environment, our new vehicle retail sales revenues increased 16.3% during the first quarter of 2012 as compared to the same period in 2011. The improvement reflects higher new vehicle unit sales of 13.1%, as well as an increase of 2.9% in average sales price driven by brand mix and a shift towards more truck sales. New vehicle retail gross margin improved 30 basis points during the first quarter of 2012, reflecting improvement in our import and luxury brands. Gross profit per new vehicle sold improved $160 from the first quarter of 2011 to $1,891.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. The stabilizing economic environment that benefited new vehicle sales also supported improved used vehicle demand that positively impacted our used vehicle retail sales in comparison to our 2011 results. As a result, we experienced a 24.0% increase in retail used vehicle volumes through the first three months of 2012 as compared to the same period in 2011. In addition, our average used vehicle retail sales price increased $666, or 3.4%, in the first quarter of 2012 over the comparable 2011 period to $20,000. Compared to the same period in 2011, used vehicle retail gross profit per retail unit improved 1.6% for the three months ended March 31, 2012 to $1,754. Further, the wholesale side of the business experienced increases in unit sales and gross profit for the three months ended March 31, 2012 as compared to the same period in 2011.

Our parts and service sales increased by 9.3% for the three months ended March 31, 2012 as compared to the same period in 2011 primarily driven by increases in our customer-pay parts and service revenues. We also realized increases in our wholesale parts and collision business segments. These increases more than offset the 4.3% decline in our warranty parts and service revenue. Our parts and service margins declined for the first quarter of 2012 as compared to the same period in 2011, primarily reflecting a mix shift away from our warranty business and toward our collision and wholesale parts businesses, which on a relative basis generate lower margins. However, on a sequential quarter basis, our margin increased from 51.8% for the fourth quarter of 2011 to 52.2% for the first quarter of 2012.

Our consolidated finance and insurance income per retail unit sold increased $107 for the first quarter of 2012 as compared to the same period in 2011 to $1,175, primarily driven by increases in vehicle service contract penetration rates and finance income per contract.

Our total gross margin declined ten basis points to 15.6% for the three months ended March 31, 2012, primarily due to the decline in parts and service margins and the shift in our business mix, as we experienced more rapid growth in our new and used vehicle businesses, which generally produce lower margins than the other business units.

Our consolidated SG&A expenses increased in absolute dollars, but decreased as a percentage of gross profit by 280 basis points to 76.5% for the three months ended March 31, 2012, from the comparable period in 2011, reflecting ongoing cost control and the leverage on our cost structure that higher gross profit provides.

The combination of all of these factors contributed to a 40 basis-point increase in our operating margin to 3.2% for the three months ended March 31, 2012 over 2011 levels.

Our floorplan interest expense increased 12.7% for the three months ended March 31, 2012, as compared to the first quarter of 2011, primarily as a result of an increase in both our weighted average floorplan interest rates and our floorplan borrowings. Other interest expense increased 13.8% for the three months ended March 31, 2012 as a result of increased real estate borrowings associated primarily with dealership acquisitions. Despite these increases, our pretax margin for the three months ended March 31, 2012 increased 50 basis points to 2.2% as compared to the first quarter of 2011.

We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.

Critical Accounting Policies and Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions.

We disclosed certain critical accounting policies and estimates in our 2011 Annual Report on Form 10-K, and no significant changes have occurred since that time.

Results of Operations

The following tables present comparative financial and non-financial data for the three months ended March 31, 2012 and 2011, of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”), and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three months ended March 31, 2012 as compared to 2011:

Total Same Store Data

(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	% Change	2011
Revenues
New vehicle retail	$840,731	7.3%	$783,652
Used vehicle retail	385,501	19.3%	323,044
Used vehicle wholesale	61,215	(1.2)%	61,936
Parts and service	198,536	2.3%	194,075
Finance, insurance and other	53,212	20.4%	44,193

Total revenues	1,539,195	9.4%	1,406,900
Cost of Sales
New vehicle retail	$791,966	6.9%	$740,971
Used vehicle retail	352,096	19.7%	294,191
Used vehicle wholesale	58,729	(1.2)%	59,445
Parts and service	94,187	3.5%	90,975

Total cost of sales	$1,296,978	9.4%	$1,185,582

Gross profit	242,217	9.4%	221,318

Selling, general and administrative expenses	185,277	5.6%	175,511
Depreciation and amortization expenses	6,918	7.8%	6,420
Floorplan interest expense	7,002	3.7%	6,751
Gross Margin
New vehicle retail	5.8%		5.4%
Used vehicle	8.0%		8.1%
Parts and service	52.6%		53.1%
Total gross margin	15.7%		15.7%
SG&A as a % of gross profit	76.5%		79.3%
Operating margin	3.2%		2.8%
Finance and insurance revenues per retail unit sold	1,181	10.6%	1,068

The discussion that follows provides explanation for the variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three months ended March 31, 2012 and 2011.

New Vehicle Retail Data

(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	% Change	2011
Retail Unit Sales
Same Stores	25,792	4.6%	24,660
Transactions	2,138		44

Total	27,930	13.1%	24,704
Retail Sales Revenues
Same Stores	$840,731	7.3%	$783,652
Transactions	71,864		1,062

Total	$912,595	16.3%	$784,714
Gross Profit
Same Stores	$48,765	14.3%	$42,682
Transactions	4,055		90

Total	$52,820	23.5%	$42,772
Gross Profit per Retail Unit Sold
Same Stores	$1,891	9.2%	$1,731
Transactions	$1,897		$2,045
Total	$1,891	9.2%	$1,731
Gross Margin
Same Stores	5.8%		5.4%
Transactions	5.6%		8.5%
Total	5.8%		5.5%

Coupled with the increase in SAAR, the focus that we have placed on improving our dealership sales processes has led to increased Same Store new vehicle sales and profit. Our Same Store new vehicle retail revenues increased 7.3%, primarily on increased new vehicle unit sales of 4.6% for the three months ended March 31, 2012 as compared to the corresponding period in 2011. Our Same Store revenues per retail unit (“PRU”) increased 2.6% to $32,597 in the first quarter of 2012 as compared to the same period in 2011 due primarily to manufacturer price increases. From a mix standpoint, we generated the majority of this volume increase through our domestic brands, which sold 22.0% more units in 2012. Same Store revenues improved 23.2%, 6.8% and 1.0% in our domestic, import and luxury categories, respectively. The level of retail sales, as well as our own ability to retain or grow market share during the future periods, is difficult to predict.

Our Same Store new vehicle gross profits improved 14.3% for the three months ended March 31, 2012 and our Same Store gross profit PRU increased by 9.2% to $1,891. This gross profit PRU improvement was lead by a $463 increase in our luxury brands and a $122 increase in our import brands. As a result, our Same Store gross margin increased by 40 basis points from 5.4% in the first quarter of 2011 to 5.8% in the first quarter of 2012.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended March 31,
	2012	% Change	2011
Toyota	8,575	0.7%	8,515
Nissan	3,646	4.8	3,478
Honda	3,047	(3.7)	3,163
BMW	2,834	(2.0)	2,891
Ford	2,153	22.3	1,761
Daimler	1,322	1.1	1,308
General Motors	1,233	6.3	1,160
Chrysler	1,269	42.1	893
Volkswagen	473	25.5	377
Other	1,240	11.3	1,114

Total	25,792	4.6%	24,660

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended March 31, 2012 and 2011 was $7.4 million and $6.2 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (1) the mix of units being sold, as domestic brands tend to provide more assistance, (2) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (3) the average wholesale price of inventory sold, and (4) our rate of inventory turnover.

In effect, as of March 31, 2012, we had interest rate swaps with an aggregate notional amount of $275.0 million, at a weighted average fixed rate of 4.4%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and further mitigating the impact of interest rate fluctuations. Over the past three years, manufacturers’ interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 60.1% for the second quarter of 2009 to 98.2% for the fourth quarter of 2011. For the quarter ended March 31, 2012, the floorplan assistance as a percentage of our consolidated interest expense was 97.3%.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. We increased our new vehicle inventory levels by $75.3 million, or 12.2%, from $619.2 million as of December 31, 2011 to $694.5 million as of March 31, 2012, as inventory supply constraints that negatively impacted inventory levels for most of 2011 have improved and as the overall selling environment has strengthened. Our consolidated days’ supply of new vehicle inventory as of March 31, 2012 remained flat with December 31, 2011 levels at 54 days.

Used Vehicle Retail Data

(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	% Change	2011
Retail Unit Sales
Same Stores	19,280	15.4%	16,705
Transactions	1,469		25

Total	20,749	24.0%	16,730
Retail Sales Revenues
Same Stores	385,501	19.3%	323,044
Transactions	29,473		403

Total	$414,974	28.3%	$323,447
Gross Profit
Same Stores	$33,405	15.8%	$28,853
Transactions	2,992		47

Total	$36,397	25.9%	$28,900
Gross Profit per Retail
Unit Sold
Same Stores	$1,733	0.3%	$1,727
Transactions	$2,037		$1,880
Total	$1,754	1.6%	$1,727
Gross Margin
Same Stores	8.7%		8.9%
Transactions	10.2%		11.7%
Total	8.8%		8.9%

Used Vehicle Wholesale Data

(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	% Change	2011
Wholesale Unit Sales
Same Stores	9,213	1.8%	9,051
Transactions	781		4

Total	9,994	10.4%	9,055
Wholesale Sales Revenues
Same Stores	61,215	(1.2)%	61,936
Transactions	5,642		15

Total	$66,857	7.9%	$61,951
Gross Profit
Same Stores	$2,485	(0.2)%	$2,491
Transactions	219		3

Total	$2,704	8.4%	$2,494
Gross Profit per
Wholesale Unit Sold
Same Stores	$270	(1.8)%	$275
Transactions	$280		$750
Total	$271	(1.5)%	$275
Gross Margin
Same Stores	4.1%		4.0%
Transactions	3.9%		20.0%
Total	4.0%		4.0%

Total Used Vehicle Data

(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	% Change	2011
Used Vehicle Unit Sales
Same Stores	28,493	10.6%	25,756
Transactions	2,250		29

Total	30,743	19.2%	25,785
Sales Revenues
Same Stores	$446,716	16.0%	$384,980
Transactions	35,115		418

Total	$481,831	25.0%	$385,398
Gross Profit
Same Stores	$35,890	14.5%	$31,344
Transactions	3,211		50

Total	$39,101	24.5%	$31,394
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,260	3.5%	$1,217
Transactions	$1,427		$1,724
Total	$1,272	4.4%	$1,218
Gross Margin
Same Stores	8.0%		8.1%
Transactions	9.1%		12.0%
Total	8.1%		8.1%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. The improved economic conditions, uptick in consumer confidence, and healthier new vehicle selling environment have translated into an increase in used vehicle demand. During the first three months of 2012, auction prices of used vehicles increased over comparable 2011 levels. The Manheim Index, which measures used vehicle auction prices, increased by an average of 1.3% in the first quarter of 2012, as compared to the same period in 2011.

This improved selling environment, coupled with our emphasis on improving our dealership sales processes, has resulted in an increase in our Same Store used retail unit sales of 15.4% for the three months ended March 31, 2012, as compared to the same period in 2011. In addition, our average used retail selling price increased 3.4%, or $657, during the three months ended March 31, 2012 to $19,995. As a result, our Same Store used retail revenues improved 19.3%.

Our certified pre-owned (“CPO”) volume increased 19.4% to 6,814 units for the three months ended March 31, 2012 as compared to the same period of 2011, corresponding to the overall lift in used retail volume. As a percentage of total retail sales, CPO units decreased 130 basis points to 32.8% of total used retail units for the three months ended March 31, 2012 as compared to the same period of 2011.

For the three months ended March 31, 2012, our gross profit per used retail unit increased 0.3%, but was outpaced by the increase in average retail selling price PRU. As a result, our Same Store used retail vehicle margins declined 20 basis points to 8.7% as compared to the same period in 2011.

During the first three months of 2012, our Same Store wholesale used vehicle unit sales increased 1.8% over the comparable 2011 period, also corresponding to the overall rise in new and used retail volume. Same Store wholesale used vehicle gross profit PRU decreased $5, or 1.8%, to $270 on 1.2% less revenues.

Our supply of used vehicle inventory was 28 days at March 31, 2012, which was down from December 31, 2011 levels of 33 days.

Parts and Service Data

(dollars in thousands)

	Three Months Ended March 31,
	2012	% Change	2011
Parts and Service Revenues
Same Stores	$198,536	2.3%	$194,075
Transactions	14,565		875

Total	$213,101	9.3%	$194,950
Gross Profit
Same Stores	$104,350	1.2%	$103,099
Transactions	6,935		270

Total	$111,285	7.7%	$103,369
Gross Margin
Same Stores	52.6%		53.1%
Transactions	47.6%		30.9%
Total	52.2%		53.0%

Our Same Store parts and service revenues increased 2.3% for the three months ended March 31, 2012, primarily driven by a 7.1% increase in customer-pay parts and service sales. We also generated a 10.8% increase in collision revenues and a 2.6% increase in wholesale parts sales. These increases were partially offset by a 12.4% decrease in our warranty parts and service revenues.

The increase in Same Store customer-pay parts and service revenues for the three months ended March 31, 2012, as compared to prior periods, was primarily driven by initiatives focused on customers, products and processes that continue to build momentum and generate positive results. The decrease in our Same Store warranty parts and service revenue for the first quarter 2012, as compared to the corresponding period in 2011, was driven by a general decrease in recall activity by the manufacturers that we represent. Specifically by brand, Same Store warranty parts and service revenues from Lexus, BMW and Toyota declined 49.6%, 20.2% and 13.8%, respectively.

Same Store parts and service gross profit for the three months ended March 31, 2012 increased 1.2% from the comparable period in 2011, primarily benefiting from improvements in the profitability of our customer-pay parts and service and collision business, as well as increasing internal parts and service activity. Same Store parts and service margins declined 50 basis points, primarily explained by a mix shift away from our warranty parts and service business and towards our collision and wholesale parts businesses, which generate lower margins on a relative basis.

Finance and Insurance Data

(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	% Change	2011
Retail New and Used Unit Sales
Same Stores	45,072	9.0%	41,365
Transactions	3,607		69

Total	48,679	17.5%	41,434
Retail Finance Fees
Same Stores	18,323	21.1%	15,132
Transactions	1,646		31

Total	19,969	31.7%	15,163
Vehicle Service Contract Fees
Same Stores	22,345	18.7%	18,821
Transactions	1,417		13

Total	23,762	26.2%	18,834
Insurance and Other
Same Stores	$12,544	22.5%	$10,240
Transactions	943		3

Total	$13,487	31.7%	$10,243
Total
Same Stores	$53,212	20.4%	$44,193
Transactions	4,006		47

Total	$57,218	29.3%	$44,240

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,181	10.6%	$1,068
Transactions	$1,111		$681
Total	$1,175	10.0%	$1,068

We have continued our focus on improving our finance and insurance business processes. As a result, Same Store finance and insurance revenues increased by 20.4% during the three months ended March 31, 2012 to $53.2 million. This improvement was primarily driven by a 9.0% increase in new and used vehicle unit sales, along with an increase in penetration rates for finance and vehicle service contracts of 120 basis points and 360 basis points, respectively. In addition, finance income per contract increased by 10.3% as compared to the same period in 2011, driven by an increase in amounts financed, which correspond with higher average selling prices, and stabilizing economic and customer lending conditions that have allowed for lower customer down-payments and higher amounts financed. In addition, we experienced a 22.5% increase in insurance and other product revenue as a result of increases in both income per contract and penetration rates relating to these product offerings. These increases more than offset an increase in our chargeback expense. As a result, our Same Store revenues PRU for the three months ended March 31, 2012 improved 10.6%, or $113, to $1,181 per retail unit sold.

Selling, General and Administrative Data

(dollars in thousands)

	Three Months Ended March 31,
	2012	% Change	2011
Personnel
Same Stores	116,415	9.5%	106,267
Transactions	8,620		239

Total	125,035	17.4%	106,506
Advertising
Same Stores	11,581	3.9%	11,143
Transactions	708		51

Total	12,289	9.8%	11,194
Rent and Facility Costs
Same Stores	20,897	(6.8)%	22,414
Transactions	1,518		(78)

Total	22,415	0.4%	22,336
Other SG&A
Same Stores	$36,384	2.0%	$35,687
Transactions	2,989		161

Total	$39,373	9.8%	$35,848
Total SG&A
Same Stores	$185,277	5.6%	$175,511
Transactions	13,835		373

Total	$199,112	13.2%	$175,884

Total Gross Profit
Same Stores	$242,217	9.4%	$221,318
Transactions	18,207		457

Total	$260,424	17.4%	$221,775

SG&A as a % of Gross Profit
Same Stores	76.5%		79.3%
Transactions	76.0%		81.6%
Total	76.5%		79.3%
Employees	8,200		7,600

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

Throughout the first quarter of 2012 we continued to benefit from our ongoing cost rationalization efforts, which have produced a leaner cost organization and better leverage of gross profit growth. Coupled with the increase in gross profit, our Same Store SG&A as a percentage of gross profit improved 280 basis points to 76.5% for the three months ended March 31, 2012. Our absolute dollars of Same Store SG&A expenses increased by $9.8 million for the three months ended March 31, 2012, from the same period in 2011. The increase was primarily attributable to personnel costs, which predominantly correlate with vehicle sales.

Same Store advertising expenses increased by 3.9%, or $0.4 million, for the three months ended March 31, 2012, as compared to the same period in 2011, primarily corresponding with our efforts to stimulate parts and service activity.

Our Same Store rent and facility costs for the three months ended March 31, 2012 declined $1.5 million as compared to the same period in 2011. This decrease was primarily a result of our purchase of real estate associated with existing dealerships, which served to reduce our rent expense. We plan to continue to strategically add dealership-related real estate to our portfolio.

Same Store other SG&A increased $0.7 million for the three months ended March 31, 2012, as compared to the same period in 2011. This increase is primarily attributable to other expense categories that traditionally trend with sales volume. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with all of our vendors and service providers.

Depreciation and Amortization Data

(dollars in thousands)

	Three Months Ended March 31,
	2012	% Change	2011
Same Stores	6,918	7.8%	6,420
Transactions	318		35

Total	7,236	12.1%	6,455

Our Same Store depreciation and amortization expense increased 7.8% for the three months ended March 31, 2012, as compared to the same period of 2011. We continue to strategically add dealership related real estate to our portfolio and to make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

(dollars in thousands)

	Three Months Ended March 31,
	2012	% Change	2011
Same Stores	7,002	3.7%	6,751
Transactions	617		9

Total	7,619	12.7%	6,760

Memo:
Manufacturer’s assistance	7,414	19.4%	6,210

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR (or Prime rate in some cases) plus a spread. We utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap a portion of our variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of March 31, 2012, we had effective interest rate swaps with an aggregate notional amount of $275.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.4%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense.

Our Same Store floorplan interest expense increased 3.7%, or $0.3 million, for the three months ended March 31, 2012, compared to the corresponding period of 2011. The increase primarily reflects a nine basis-point increase in our weighted average floorplan interest rates, including the impact of our interest rate swaps, and an increase of $8.9 million in our weighted average floorplan borrowings outstanding between the respective periods, including the floorplan offset account.

Other Interest Expense, net

Other net interest expense consists primarily of interest charges on our Real Estate Debt and our other long-term debt, partially offset by interest income. For the three months ended March 31, 2012, other interest expense increased $1.1 million, or 13.8%, to $9.0 million as compared to the same period in 2011. This increase is primarily related to a $42.9 million increase in our weighted average real estate borrowings outstanding. Since the second half of 2011, we entered into seven additional loan agreements with third-party financial institutions to finance real estate purchases associated primarily with our recently acquired dealerships. We will continue to strategically add dealership related real estate to our portfolio. This increase was partially offset by a 12 basis-point decline in our weighted average real estate interest rates.

Included in other interest expense for the three months ended March 31, 2012 and 2011 is non-cash, discount amortization expense of $2.4 million and $2.2 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the level of 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) outstanding, we anticipate that the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will be $12.7 million, which will be included in other interest expense, net.

Provision for Income Taxes

Our provision for income taxes increased $5.0 million to $14.2 million for the three months ended March 31, 2012, from a provision of $9.2 million for the same period in 2011, primarily due to the increase of pretax book income. For the three months ended March 31, 2012, our effective tax rate increased to 38.1% from 37.3% for the same period in 2011. This increase was primarily due to the mix of our pretax income from the taxable state jurisdictions in which we operate, as well as a change in valuation allowances for certain state net operating losses that occurred during the three months ended March 31, 2011.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2012 will be approximately 39.0%.

Liquidity and Capital Resources

Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the remainder of 2012. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2012 change, we may need to access the private or public capital markets to obtain additional funding.

Cash on Hand. As of March 31, 2012, our total cash on hand was $21.3 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $111.0 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows. The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$(9,450)	$54,455
Net cash used in investing activities	(72,509)	(45,991)
Net cash provided by financing activities	88,132	16,378
Effect of exchange rate changes on cash	248	119

Net increase in cash and cash equivalents	$6,421	$24,961

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory, except in the U.K., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under our revolving credit facility (“Revolving Credit Facility”) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

Sources and Uses of Liquidity from Operating Activities

For the three months ended March 31, 2012, we used $9.5 million in net cash flow from operating activities, primarily driven by $49.0 million in net changes in operating assets and liabilities. This net use of cash was substantially offset by $23.1 million in net income, as well as significant non-cash adjustments related to depreciation and amortization of $7.2 million, amortization of debt discounts and debt issue costs of $3.2 million, deferred income taxes of $3.1 million and stock-based compensation of $2.9 million. Included in the net changes in operating assets and liabilities are cash inflows of $18.0 million from decreases of vehicle receivables and contracts-in-transit, $7.8 million from increases in accounts payable and accrued expenses, $7.1 million from decreases in accounts and notes receivables and $4.5 million from decreases in prepaid expenses and other assets. These cash inflows were more than offset by cash outflows of $84.6 million from increases of inventory levels.

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

Working Capital. At March 31, 2012, we had $129.2 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 70% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Sources and Uses of Liquidity from Investing Activities

During the first three months of 2012, we used $72.5 million for investing activities, primarily related to the acquisition of three dealerships located in South Carolina, Texas, and Kansas, for a total of $55.3 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of the associated real estate. The acquired vehicle inventory was subsequently financed through borrowing under our Floorplan Line. We also used $17.6 million during the first quarter of 2012 for purchases of property and equipment to construct new and improve existing facilities, $7.1 million of which was accrued as of December 2011.

During the first three months of 2011, we used $46.0 million for investing activities, primarily related to the acquisition of two dealerships in Texas for a total of $35.0 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of the associated real estate. The vehicle inventory was subsequently financed through borrowing under the FMCC Facility and our Floorplan Line, respectively. We also used $15.8 million during the first quarter of 2011 for purchases of property and equipment to construct new and improve existing facilities, consisting of $10.5 million for real estate to be used for existing dealership operations and $5.3 million for capital expenditures. These cash outflows were partially offset by $4.2 million in proceeds from the sale of property and equipment.

Capital Expenditures. Our capital expenditures include expenditures to extend the useful lives of current facilities and expenditures to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity or manufacturer imaging programs. We forecast our capital expenditures for 2012 to be less than $55.0 million, generally funded from excess cash. This amount includes approximately $15.0 million for specific growth initiatives in our parts and service business.

Acquisitions. We purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 20% to 25% of the annual revenues acquired. Cash needed to complete our acquisitions comes from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, Mortgage Facility, Real Estate Notes and our Acquisition Line.

Sources and Uses of Liquidity from Financing Activities

We generated $88.1 million in net cash inflows from financing activities during the three months ended March 31, 2012, primarily related to $80.2 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, which included a net cash outflow of $1.8 million due to a decrease in our floorplan offset account. In addition, financing cash inflows included $13.6 million in borrowings of long-term debt related to real estate loans. These cash inflows were partially offset by outflows of $3.2 million for dividend payments for the fourth quarter of 2011 to stockholders of record on March 1, 2012 and $2.8 million for principal payments of long-term debt related to real estate loans.

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

As of March 31, 2012, after considering outstanding balances, we had $410.0 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $410.0 million available borrowings under the Floorplan Line was $111.0 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of March 31, 2012, excluding the impact of our interest rate swaps. After considering $24.3 million of outstanding letters of credit at March 31, 2012, and other factors included in our available borrowing base calculation, there was $225.7 million of available borrowing capacity under the Acquisition Line as of March 31, 2012. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments may not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of our aggregate consolidated net income for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, non-cash stock-based compensation, and gains and losses on the redemption of debt. As of March 31, 2012, the Restricted Payment Basket totaled $95.4 million. As of March 31, 2012, we were in compliance with all our Revolving Credit Facility’s financial covenants, including:

	As of March 31, 2012
	Required	Actual
Senior Secured Adjusted Leverage Ratio	<3.75	2.35
Total Adjusted Leverage Ratio	<5.50	3.46
Fixed Charge Coverage Ratio .	>1.35	2.07

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants in the future.

Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of March 31, 2012, we had an outstanding balance of $97.8 million under the FMCC Facility, with an available floorplan capacity of $52.2 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of March 31, 2012, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.

Other Credit Facilities. We finance the new, used and rental vehicle inventories related to our U.K. operations using a credit facility with BMW Financial Services. This facility is an evergreen arrangement that may be canceled with notice by either party and bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under this facility ranged from 1.1% to 4.5%, as of March 31, 2012.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of March 31, 2012, the interest rate charged on borrowings related to our rental vehicle fleet ranged from 2.5% to 5.3%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the position of our credit facilities as of March 31, 2012:

	As of March 31, 2012
Credit Facility	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line (1)	$1,100,000	$689,978	$410,022
Acquisition Line (2)	250,000	24,288	225,712

Total Revolving Credit Facility	1,350,000	714,266	635,734
FMCC Facility	150,000	97,774	52,226

Total Credit Facilities (3)	$1,500,000	$812,040	$687,960

(1)	The available balance at March 31, 2012 includes $111.0 million of immediately available funds.
(2)	The outstanding balance of $24.3 million at March 31, 2012 is related to outstanding letters of credit.
(3)	The outstanding balance excludes $56.8 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Real Estate Credit Facility. As amended and restated, the real estate credit facility with Bank of America, N.A. and Comerica Bank (“Mortgage Facility”) provides only term loans with the right to expand to $75.0 million of term loans and no longer has a revolving feature. The term loans can be expanded provided that (i) no default or event of default exists under the Mortgage Facility, (ii) we obtain commitments from the lenders who would qualify as assignees for such increased amounts, and (iii) certain other agreed upon terms and conditions have been satisfied. The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Mortgage Facility.

The interest rate is now equal to (i) the per annum rate equal to one-month LIBOR plus between 2.50% and 3.00% per annum, determined on the first day of each month, or (ii) between 1.45% and 1.95% per annum in excess of the higher of (a) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (b) the Federal Funds Rate adjusted daily, plus 0.5%, or (c) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding beginning in April 2011 and are required to repay the aggregate principal amount outstanding on the maturity date, which is December 29, 2015. During the three months ended March 31, 2012, we borrowed an additional $4.0 million to finance the acquisition of a dealership facility and made principal payments of $0.5 million on outstanding borrowings from the Mortgage Facility. As of March 31, 2012, borrowings under the amended and restated Mortgage Facility totaled $44.5 million, with $2.3 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.

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

Real Estate Related Debt. We have entered into separate term mortgage loans with three of our manufacturer-affiliated finance partners, TMCC, MBFS, BMWFS and a third party financial institution (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.56% and 5.47%, and at variable indexed rates plus between 2.25% and 3.35% per annum. During the first three months of 2012, we entered into two new term mortgage loans for a total of $9.6 million. At March 31, 2012, the aggregate outstanding balance under these Real Estate Notes was $180.9 million.

Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.

Further, we are limited under the terms of the Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of March 31, 2012, the Restricted Payment Basket under both facilities was $95.4 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

Stock Issuances. No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for EPS purposes we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of March 31, 2012, changes in the average price of our common stock will impact the share settlement of 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable	Potential Dilutive Shares
		(Shares in thousands)
$37.50	—	—	—	—	—
$40.00	153	(153)	—	—	153
$42.50	323	(323)	—	—	323
$45.00	473	(473)	—	—	473
$47.50	607	(607)	—	—	607
$50.00	728	(728)	—	—	728
$52.50	838	(838)	—	—	838
$55.00	938	(938)	—	—	938
$57.50	1,028	(1,028)	90	90	1,118
$60.00	1,112	(1,112)	212	212	1,324
$62.50	1,188	(1,188)	325	325	1,513
$65.00	1,259	(1,259)	429	429	1,688
$67.50	1,325	(1,325)	525	525	1,850
$70.00	1,386	(1,386)	614	614	2,000
$72.50	1,442	(1,442)	698	698	2,140
$75.00	1,495	(1,495)	775	775	2,270
$77.50	1,545	(1,545)	848	848	2,393
$80.00	1,591	(1,591)	916	916	2,507
$82.50	1,635	(1,635)	980	980	2,615
$85.00	1,676	(1,676)	1,040	1040	2,716
$87.50	1,714	(1,714)	1,097	1097	2,811
$90.00	1,751	(1,751)	1,151	1151	2,902
$92.50	1,785	(1,785)	1,202	1202	2,987
$95.00	1,818	(1,818)	1,250	1250	3,068
$97.50	1,849	(1,849)	1,295	1295	3,144
$100.00	1,878	(1,878)	1,339	1339	3,217

Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. Under the August 2011 authorization, we have repurchased 891,854 shares at an average price of $37.30 for a cost of $33.3 million, leaving $16.7 million of authorized repurchases available. No shares were repurchased during the first three months of 2012. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including interest rate risk, and foreign currency exchange rate risk. We address these risks through a program of risk management, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2012, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

As of March 31, 2012, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes, totaled $182.8 million and $115.0 million, respectively, and had fair values of $202.6 million and $185.5 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $146.8 million and $78.2 million, respectively, at March 31, 2012.

Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.

As of March 31, 2012, we had $799.1 million of variable-rate floorplan borrowings outstanding and $44.5 million of variable-rate Mortgage Facility borrowings outstanding, and $51.8 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowing outstanding as of March 31, 2012, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $9.0 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $6.0 million in annual interest expense based on the variable borrowings outstanding as of March 31, 2012. This interest rate sensitivity increased from 2011 primarily as a result of the increase in variable rate borrowings.

Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2012, we recognized $7.4 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 60.1% of our floorplan interest expense for the second quarter of 2009 to 98.2% for the fourth quarter of 2011. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of March 31, 2012, we held interest rate swaps with aggregate notional amounts of $275.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.4%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of March 31, 2012, net unrealized losses, net of income taxes, totaled $19.9 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2012, all of our derivative contracts were determined to be effective. As of March 31, 2012, a 100 basis-point change in the interest rates of our swaps would have resulted in a $2.8 million change to our annual interest expense. In addition to the $275.0 million of swaps in effect as of March 31, 2012, we also held interest rate swaps with forward starting dates between August 2012 and September 2015. These 19 additional swaps expire between August 2015 and December 2018. As of March 31, 2012, the aggregate notional value of these forward-starting swaps was $625.0 million and the weighted average interest rate was 2.9%.

Foreign Currency Exchange Rates. As of March 31, 2012, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates for the Pound Sterling versus the U.S. dollar would have resulted in a $7.1 million change to our revenues for the three months ended March 31, 2012.

For additional information about our market sensitive financial instruments please see Part II, Item 7, Management’s Discussion & Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 4 to Item 8, Financial Statements and Supplementary Data in our 2011 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, Item 1, Financial Information, Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies.”

Item 1A.	Risk Factors

There has been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2011 Form 10-K. Readers should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: April 27, 2012

EXHIBIT INDEX

Exhibit Number		Description

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)

3.2	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)

10.1*	—	Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2012 (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2011)

10.2*	—	Form of Restricted Stock Agreement with Qualified Retirement Provisions (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2011)

10.3*	—	Amendment to Employment Agreement, dated February 27, 2012, between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 29, 2012)

10.4*	—	Group 1 Automotive, Inc. 2012 Corporate Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 29, 2012)

31.1**	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	—	XBRL Instance Document

101.SCH†	—	XBRL Taxonomy Extension Schema Document

101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed or furnished herewith
*	Management contract or compensatory plan or arrangement
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.