Form 10-Q
period 2012-06-30
GROUP 1 AUTOMOTIVE INC
filed 2012-07-27
CIK 1031203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 23, 2012, the registrant had 22,770,190 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,544	$14,895
Contracts-in-transit and vehicle receivables, net	150,978	167,507
Accounts and notes receivable, net	114,361	92,775
Inventories, net	1,071,927	867,470
Deferred income taxes	18,147	16,012
Prepaid expenses and other current assets	20,154	16,925

Total current assets	1,385,111	1,175,584

PROPERTY AND EQUIPMENT, net	638,971	585,633
GOODWILL	563,181	531,458
INTANGIBLE FRANCHISE RIGHTS	195,535	170,687
OTHER ASSETS	12,459	12,981

Total assets	$2,795,257	$2,476,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable—credit facility	$886,237	$718,945
Offset account related to floorplan notes payable—credit facility	(101,760)	(109,207)
Floorplan notes payable—manufacturer affiliates	174,783	155,980
Current maturities of long-term debt and short-term financing	25,184	14,663
Current liabilities from interest rate risk management activities	2,119	7,273
Accounts payable	166,127	148,048
Accrued expenses	117,625	109,245

Total current liabilities	1,270,315	1,044,947

LONG-TERM DEBT, net of current maturities	516,970	482,601
DEFERRED INCOME TAXES	83,295	78,459
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	38,201	26,766
OTHER LIABILITIES	40,702	36,470
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,126 and 25,967 issued, respectively	261	260
Additional paid-in capital	368,069	363,375
Retained earnings	636,182	591,037
Accumulated other comprehensive loss	(33,160)	(29,236)
Treasury stock, at cost; 3,382 and 3,260 shares, respectively	(125,578)	(118,336)

Total stockholders’ equity	845,774	807,100

Total liabilities and stockholders’ equity	$2,795,257	$2,476,343

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,080,710	$809,881	$1,993,305	$1,594,595
Used vehicle retail sales	456,234	353,047	871,208	676,494
Used vehicle wholesale sales	73,134	60,607	139,991	122,558
Parts and service sales	220,313	204,091	433,414	399,041
Finance, insurance and other, net	65,435	46,519	122,653	90,759

Total revenues	1,895,826	1,474,145	3,560,571	2,883,447
COST OF SALES:
New vehicle retail sales	1,016,868	755,617	1,876,643	1,497,559
Used vehicle retail sales	417,388	318,499	795,965	613,046
Used vehicle wholesale sales	72,811	58,940	136,964	118,397
Parts and service sales	103,415	96,878	205,231	188,459

Total cost of sales	1,610,482	1,229,934	3,014,803	2,417,461

GROSS PROFIT	285,344	244,211	545,768	465,986
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	214,327	183,051	413,439	358,935
DEPRECIATION AND AMORTIZATION EXPENSE	7,742	6,581	14,978	13,036
ASSET IMPAIRMENTS	187	142	288	364

INCOME FROM OPERATIONS	63,088	54,437	117,063	93,651
OTHER EXPENSE:
Floorplan interest expense	(7,863)	(6,521)	(15,482)	(13,281)
Other interest expense, net	(9,190)	(8,225)	(18,230)	(16,167)

INCOME BEFORE INCOME TAXES	46,035	39,691	83,351	64,203
PROVISION FOR INCOME TAXES	(17,410)	(15,008)	(31,609)	(24,158)

NET INCOME	$28,625	$24,683	$51,742	$40,045

BASIC EARNINGS PER SHARE	$1.25	$1.03	$2.26	$1.67
Weighted average common shares outstanding	21,650	22,533	21,640	22,558
DILUTED EARNINGS PER SHARE	$1.20	$1.03	$2.18	$1.66
Weighted average common shares outstanding	22,513	22,651	22,522	22,693
CASH DIVIDENDS PER COMMON SHARE	$0.15	$0.11	$0.29	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited, in thousands)
NET INCOME	$28,625	$24,683	$51,742	$40,045
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,400)	(43)	(6)	1,297
Unrealized gain (loss) on marketable securities, net of tax benefit (provision) of ($3), $2, $(5) and $7, respectively	5	(4)	8	(11)
Net unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $4,273, $2,194, $4,566 and $2,407, respectively	(7,122)	(3,656)	(7,610)	(4,012)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,076, $1,299, $2,210 and $2,595, respectively	1,793	2,166	3,684	4,326

Net unrealized gain (loss) on interest rate swaps, net of tax	(5,329)	(1,490)	(3,926)	314

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(6,724)	(1,537)	(3,924)	1,600

COMPREHENSIVE INCOME	$21,901	$23,146	$47,818	$41,645

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
	(Unaudited, in thousands)
BALANCE, December 31, 2011	25,967	$260	$363,375	$591,037	$(29,236)	$(118,336)	$807,100
Net income	—	—	—	51,742	—	—	51,742
Other comprehensive loss, net	—	—	—	—	(3,924)	—	(3,924)
Purchases of treasury stock	—	—	—	—	—	(11,317)	(11,317)
Issuance of common and treasury shares to employee stock purchase plans	(122)	(1)	(5,128)	—	—	4,075	(1,054)
Proceeds from sales of common stock under employee stock purchase plans	56	—	3,105	—	—	—	3,105
Issuance of restricted stock	263	2	(2)	—	—	—	—
Forfeiture of restricted stock	(38)	—	—	—	—	—	—
Stock-based compensation	—	—	5,903	—	—	—	5,903
Tax effect from the vesting of restricted shares	—	—	816	—	—	—	816
Cash dividends	—	—	—	(6,597)	—	—	(6,597)

BALANCE, June 30, 2012	26,126	$261	$368,069	$636,182	$(33,160)	$(125,578)	$845,774

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,742	$40,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,978	13,036
Deferred income taxes	6,075	14,110
Asset impairments	288	364
Stock-based compensation	5,915	5,558
Amortization of debt discount and issue costs	6,388	5,848
Gain on real estate transactions	(1,588)	—
Gain on disposition of assets	—	(786)
Tax effect from stock-based compensation	(707)	(471)
Other	764	369
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	17,623	24,890
Accounts and notes receivable	(14,720)	3,963
Inventories	(160,082)	52,803
Contracts-in-transit and vehicle receivables	23,871	8,127
Prepaid expenses and other assets	6,215	1,022
Floorplan notes payable—manufacturer affiliates	(3,077)	32,444
Deferred revenues	594	(948)

Net cash provided by (used in) operating activities	(45,721)	200,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(114,958)	(109,934)
Proceeds from disposition of franchises, property and equipment	213	5,174
Purchases of property and equipment, including real estate	(38,434)	(23,472)
Other	396	756

Net cash used in investing activities	(152,783)	(127,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility—Floorplan Line	2,797,532	2,443,288
Repayments on credit facility—Floorplan Line	(2,622,793)	(2,501,056)
Borrowings on mortgage facility	18,080	—
Principal payments on mortgage facility	(1,065)	(532)
Borrowings of other long-term debt	36	79
Principal payments of long-term debt related to real estate loans	(4,703)	(3,793)
Borrowings of long-term debt related to real estate	21,708	—
Principal payments of other long-term debt	(2,815)	(1,652)
Repurchases of common stock, amounts based on settlement date	(8,496)	(14,009)
Proceeds from issuance of common stock to benefit plans	2,051	1,899
Tax effect from stock-based compensation	707	471
Dividends paid	(6,609)	(5,248)

Net cash provided by (used in) financing activities	193,633	(80,553)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(480)	97

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,351)	(7,558)
CASH AND CASH EQUIVALENTS, beginning of period	14,895	19,843

CASH AND CASH EQUIVALENTS, end of period	$9,544	$12,285

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$3,844	$258

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

Business and Organization

Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in 15 states in the United States of America (“U.S.”) and 11 towns in the United Kingdom (“U.K.”). Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company.” The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.

As of June 30, 2012, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (47 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (64 dealerships in California, Kansas, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s 11 dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted ASU 2011-08 as of March 31, 2012 and it did not have an impact on its consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-10, Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures related to offsetting either in accordance with U.S. generally accepted accounting principles (“GAAP”) or master netting arrangements. This ASU is effective for reporting periods beginning after January 1, 2013. The Company does not expect this update to have a material effect on its consolidated financial statements.

2. ACQUISITIONS AND DISPOSITIONS

During the first six months of 2012, the Company acquired one dealership in each of South Carolina, Texas and Kansas, three dealerships in Florida, and six dealerships in the U.K. Consideration paid for these dealerships totaled $115.0 million.

During the first six months of 2011, the Company acquired five dealerships in Texas. Consideration paid for these dealerships totaled $109.9 million. In addition, the Company sold for $4.1 million one nonoperational dealership that qualified as held-for-sale as of December 31, 2010, with no gain or loss recognized by the Company during the six months ended June 30, 2011.

3. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

The periodic interest rates of the Revolving Credit Facility (as defined in Note 8, “Credit Facilities”), the Mortgage Facility (as defined in Note 9, “Long-Term Debt”) and certain variable-rate real estate related borrowings are indexed to the one-month London Inter Bank Offered Rate (“LIBOR”) plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2012, the Company held interest rate swaps in effect of $275.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.4%. For the three and six months ended June 30, 2012, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.6 million and $5.3 million, respectively; for the three and six months ended June 30, 2011, the impact of these interest rate hedges increased floorplan interest by $3.2 million and $6.5 million, respectively. Total floorplan interest expense was $7.9 million and $6.5 million for the three months ended June 30, 2012 and 2011, respectively, and $15.5 million and $13.3 million for the six months ended June 30, 2012 and 2011, respectively.

In addition to the $275.0 million of swaps in effect as of June 30, 2012, the Company has entered into 24 additional interest rate swaps with forward start dates between August 2012 and December 2016 and expiration dates between August 2015 and December 2019. The aggregate notional value of these forward-starting swaps is $875.0 million, with a maximum of $550.0 million in effect at any time, and the weighted average interest rate is 2.7%.

As of June 30, 2012 and December 31, 2011, the Company reflected liabilities from interest rate risk management activities of $40.3 million and $34.0 million, respectively, in its Consolidated Balance Sheets. Several of the Company’s interest rate swaps expire in 2012, as such, the fair value of these instruments are classified as current liabilities in the accompanying Consolidated Balance Sheets. Included in accumulated other comprehensive loss at June 30, 2012 and 2011 are unrealized losses, net of income taxes, totaling $25.2 million and $10.6 million, respectively, related to these hedges.

At June 30, 2012, all of the Company’s derivative contracts were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three months ended June 30, 2012 or 2011, respectively.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in OCI
	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2012	2011
	(In thousands)
Interest rate swap contracts	$(3,926)	$314

	Amount of Loss Reclassified from OCI into Statements of Operations
	Six Months Ended June 30,
Location of Loss Reclassified from OCI into Statements of Operations	2012	2011
	(In thousands)
Floorplan interest expense	$(5,344)	$(6,476)
Other interest expense	$(550)	$(445)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount expected to be reclassified out of other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $9.9 million.

4. STOCK-BASED COMPENSATION PLANS

The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

The Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (“Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan to 7.5 million, for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (a) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant; and (b) stock appreciation rights, restricted stock, performance awards, and bonus stock, each granted at the market price of the Company’s common stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding option awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period for the entire award. As of June 30, 2012, there were 1,047,140 shares available for issuance under the Incentive Plan.

Restricted Stock Awards

In 2005, the Company began granting to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units pursuant to the Incentive Plan. In 2006, the Company began granting to certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards and performance awards qualify as participating securities as each contain non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 5, “Earnings Per Share” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to forfeiture provisions for periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. Performance awards are considered outstanding at the date of grant and have forfeiture provisions that lapse based on the passage of time and the achievement of certain performance criteria established by the Compensation Committee of the Company’s Board of Directors. During the first six months of June 30, 2012, there were no granted or outstanding performance awards. In the event the employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual or expected forfeitures differ from the previous estimate.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of these awards as of June 30, 2012, along with the changes during the six months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,154,004	$28.30
Granted	262,824	54.60
Vested	(65,232)	26.55
Forfeited	(90,822)	31.73

Nonvested at June 30, 2012	1,260,774	$33.63

Employee Stock Purchase Plan

In 1997, the Company adopted the “Group 1 Automotive, Inc. Employee Stock Purchase Plan as amended” (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee acquires shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2012, there were 774,892 shares remaining in reserve for future issuance under the Purchase Plan. During the six months ended June 30, 2012 and 2011, the Company issued 56,149 and 49,177 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $11.68 and $9.59 during the six months ended June 30, 2012 and 2011, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $3.0 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively, and $5.9 million and $5.6 million for the six months ended June 30, 2012 and 2011, respectively. Cash received from option exercises and Purchase Plan purchases was $3.1 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively. Additional paid-in capital increased by $0.8 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively, for the effect of tax deductions for options exercised and vesting of restricted shares that were more than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $1.6 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the calculation of EPS for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	21,650	22,533	21,640	22,558
Dilutive effect of contingently Convertible 3.00% Notes	851	107	871	123
Dilutive effect of stock options, net of assumed repurchase of treasury stock	4	8	5	10
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	8	3	6	2

Weighted average dilutive common shares outstanding	22,513	22,651	22,522	22,693

Basic:
Net Income	$28,625	$24,683	$51,742	$40,045
Less: Earnings allocated to participating securities	1,628	1,426	2,822	2,308

Earnings available to basic common shares	$26,997	$23,257	$48,920	$37,737

Basic earnings per common share	$1.25	$1.03	$2.26	$1.67
Diluted:
Net Income	$28,625	$24,683	$51,742	$40,045
Less: Earnings allocated to participating securities	1,576	1,420	2,730	2,296

Earnings available to diluted common shares	$27,049	$23,263	$49,012	$37,749

Diluted earnings per common share	$1.20	$1.03	$2.18	$1.66

Any options with exercise prices in excess of the average market price of the Company’s common stock during each of the quarterly periods in the years presented are not considered when calculating the dilutive effect of stock options for the diluted EPS calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for both the three and six months ended June 30, 2012 and 2011.

As discussed in Note 9, “Long-Term Debt” below, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 9) and the 2.25% Warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. Although the ten-year call options the Company purchased on its common stock in connection with the issuance of the 2.25% Notes (“2.25% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the six months ended June 30, 2012 was less than the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion price in effect at the end of the respective periods, no net shares were included in the computation of diluted EPS for such period, as the impact would have been anti-dilutive. Refer to Note 9 for a description of the change to the conversion price, which occurred during the three months ended June 30, 2012 as a result of the Company’s decision to pay a cash dividend in excess of $0.14.

In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 9) and the 3.00% Warrants sold in connection with the 3.00% Notes (“3.00% Warrants”). Although the ten-year call options the Company purchased on its common stock in connection with the issuance of the 3.00% Notes (“3.00% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the six months ended June 30, 2012 was more than the conversion price in effect at the end of the respective periods, the dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted earnings per share. Refer to Note 9 for a description of the change to the conversion price, which occurred during the three months ended June 30, 2012 as a result of the Company’s decision to pay a cash dividend.

6. INCOME TAXES

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. relative to its foreign subsidiaries. The effective income tax rate of 37.8% of pretax income for the three months ended June 30, 2012 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state jurisdictions in which the Company operates.

For the six months ended June 30, 2012, the Company’s effective tax rate increased to 37.9% from 37.6% for the same period in 2011. The change was primarily due to the mix of pretax income from the taxable state jurisdictions in which the Company operates.

As of June 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits. Consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company did not incur any interest and penalties nor did it accrue any interest for the six months ended June 30, 2012.

Taxable years 2007 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts and notes receivable consisted of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$52,573	$48,912
Parts and service receivables	17,991	16,956
Finance and insurance receivables	16,438	16,755
Other	28,503	11,395

Total accounts and notes receivable	115,505	94,018
Less allowance for doubtful accounts	1,144	1,243

Accounts and notes receivable, net	$114,361	$92,775

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended June 30, 2012, the Company sustained damage to its new and used inventory, as well as real estate due to a hail storm in Oklahoma. The Company recorded a $2.7 million charge in selling, general, and administrative (“SG&A”) expense for its insurance deductible, as well as $16.9 million in related receivables for losses incurred which is included in other receivables as of June 30, 2012 and subsequently received in July 2012.

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
	(In thousands)
New vehicles	$763,357	$610,694
Used vehicles	194,097	153,648
Rental vehicles	64,952	57,790
Parts, accessories and other	49,521	45,338

Inventories, net	$1,071,927	$867,470

New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost or market determined on a first-in, first-out basis.

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	June 30, 2012	December 31, 2011
		(unaudited)
		(Dollars in thousands)
Land	—	$231,349	$211,754
Buildings	30 to 40	317,490	284,638
Leasehold improvements	up to 30	92,051	86,084
Machinery and equipment	7 to 20	64,657	59,316
Furniture and fixtures	3 to 10	59,043	54,406
Company vehicles	3 to 5	10,493	9,877
Construction in progress	—	19,412	16,719

Total		794,495	722,794
Less accumulated depreciation		155,524	137,161

Property and equipment, net		$638,971	$585,633

During the six months ended June 30, 2012, the Company incurred $26.2 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the six months ended June 30, 2012 associated with existing dealership operations totaling $8.1 million. And, in conjunction with the Company’s acquisition of 12 separate dealerships during the six months ended June 30, 2012, the Company acquired $34.4 million of real estate and other property and equipment.

8. CREDIT FACILITIES

The Company has a $1.35 billion revolving syndicated credit arrangement with 21 financial institutions including four manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$150.0 million floorplan financing arrangement with Ford Motor Credit Company (“FMCC Facility”), as well as arrangements with BMW Financial Services for financing of its new and used vehicles in the U.K. and with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable—Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable—Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC Facility, the financing of new and used vehicles in the U.K. with BMW Financial Services and the financing of rental vehicle inventory with several other manufacturers. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.

The Company receives interest assistance from certain automobile manufacturers. Over the past three years, manufacturers’ interest assistance as a percentage of the Company’s total consolidated floorplan interest expense has ranged from 62.6% for the fourth quarter of 2009 to 110.1% for the second quarter of 2012.

Revolving Credit Facility

The Revolving Credit Facility expires on June 1, 2016 and consists of two tranches: $1.1 billion for vehicle inventory floorplan financing (“Floorplan Line”) and $250.0 million for working capital, including acquisitions (“Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 150 basis points for new vehicle inventory and the one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company had $5.8 million of related unamortized costs as of June 30, 2012 that are being amortized over the term of the facility.

After considering outstanding balances of $784.5 million at June 30, 2012, the Company had $315.5 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $315.5 million available borrowings under the Floorplan Line was $101.8 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% and 1.8% as of June 30, 2012 and December 31, 2011, respectively, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of June 30, 2012 or December 31, 2011. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants. After considering $24.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $225.7 million of available borrowing capacity under the Acquisition Line as of June 30, 2012.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2012, the Restricted Payment Basket totaled $97.3 million. As of June 30, 2012, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of June 30, 2012, the Company had an outstanding balance of $103.3 million under the FMCC Facility with an available floorplan borrowing capacity of $46.7 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of June 30, 2012, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services and Volkswagen Finance for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.1% to 4.5%, as of June 30, 2012.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of June 30, 2012, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 5.3%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. LONG-TERM DEBT

The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
2.25% Convertible Senior Notes	$148,603	$144,985
3.00% Convertible Senior Notes	79,018	77,401
Mortgage Facility	58,018	41,003
Real Estate Related and Other Long-Term Debt	211,139	194,580
Capital lease obligations related to real estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 9.3%	37,024	39,295

	533,802	497,264
Less current maturities of long-term debt	16,832	14,663

	$516,970	$482,601

Fair Value of Long-Term Debt

The Company’s outstanding 2.25% Convertible Senior Notes (“2.25% Notes”) had a fair value of $189.0 million and $192.3 million as of June 30, 2012 and December 31, 2011, respectively. The Company’s outstanding 3.00% Convertible Senior Notes (“3.00% Notes”) had a fair value of $159.4 million and $170.6 million as of June 30, 2012 and December 31, 2011, respectively. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.

The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2012 and December 31, 2012. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.25% Convertible Senior Notes

As of June 30, 2012 and December 31, 2011, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$12,175	$13,452

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(32,862)	(36,344)
Unamortized underwriter fees	(1,288)	(1,424)

Net carrying amount of liability component	$148,603	$144,985

Unamortized debt issuance cost	$51	$56

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

For the six months ended June 30, 2012 and 2011, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Year-to-date contractual interest expense	$2,056	$2,056
Year-to-date discount amortization (1)	$3,404	$3,140
Effective interest rate of liability component	7.7%	7.7%

(1)	Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470.

The 2.25% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $77.24 as of June 30, 2012); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture.

As of June 30, 2012, the conversion rate was 16.8298 shares of common stock per $1,000 principal amount of 2.25% Notes, with a conversion price of $59.42 per share, which was reduced during the second quarter of 2012 as the result of the Company’s decision to pay a cash dividend in excess of $0.14 per share. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in excess of $0.14 per share in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.

As of June 30, 2012, the exercise price of the 2.25% Warrants, which are related to the issuance of the 2.25% Notes, was $80.30 due to the Company’s decision to pay a cash dividend in excess of $0.14 per share. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in excess of $0.14 per share in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.

Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to receive a total of 4.8 million shares of its common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 2.25% Notes (including payments of cash dividends in excess of $0.14 per share).

3.00% Convertible Senior Notes

As of June 30, 2012 and December 31, 2011, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Carrying amount of equity component	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)

Total net equity component	$24,487	$24,487

Deferred income tax component	$12,413	$12,956

Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(34,105)	(35,638)
Unamortized underwriter fees	(1,877)	(1,961)

Net carrying amount of liability component	$79,018	$77,401

Unamortized debt issuance cost	$277	$289

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes.

For the six months ended June 30, 2012 and 2011, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Year-to-date contractual interest expense	$1,725	$1,725
Year-to-date discount amortization (1)	$1,449	$1,322
Effective interest rate of liability component	8.6%	8.6%

(1)	Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (a) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $49.23 as of June 30, 2012) (“Stock Price Trigger”); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture. As a result of the Stock Price Trigger in the first quarter of 2012, the 3.00% Notes were convertible at the option of holders during the three months ended June 30, 2012, however, as of June 30, 2012, the 3.00% Notes are no longer convertible. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $23.4 million at June 30, 2012.

As of June 30, 2012, the conversion rate was 26.4086 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $37.87 per share, which was reduced during the second quarter of 2012 as the result of the Company’s decision to pay a cash dividend. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

As of June 30, 2012, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was $55.64 due to the Company’s decision to pay a cash dividend. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real Estate Credit Facility

As amended and restated, the Company’s real estate credit facility with Bank of America, N.A. and Comerica Bank (“Mortgage Facility”) provides the right to expand to $83.4 million of term loans, of which $60.7 million has been used as of June 30, 2012. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the relevant real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized $0.9 million of debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility, $0.7 million of which were still unamortized as of June 30, 2012.

The interest rate is equal to (a) the per annum rate equal to one-month LIBOR plus 2.50% per annum, determined on the first day of each month, or (b) 1.45% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.5%, or (iii) the per annum rate equal to the one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding, which began in April 2011, and is required to repay the aggregate amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the six months ended June 30, 2012, the Company borrowed an additional $18.1 million to finance the acquisition and/or improvement of dealership facilities and made principal payments of $1.1 million on outstanding borrowings from the Mortgage Facility. As of June 30, 2012, borrowings under the amended and restated Mortgage Facility totaled $58.0 million, with $3.0 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, effective December 31, 2011, the Mortgage Facility was amended to require certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of June 30, 2012, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.

Real Estate Related Debt

The Company has entered into separate term mortgage loans with three of its manufacturer-affiliated finance partners—Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.56% and 5.47%, and at variable indexed rates plus a spread between 2.25% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $1.1 million of which were still unamortized as of June 30, 2012.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loan agreements with TMCC consist of six term loans, one of which was added during the first quarter of 2012 for $4.0 million. As of June 30, 2012, $41.1 million was outstanding under the TMCC term loans with $1.3 million classified as current. The maturity dates vary from two to seven years and provide for monthly payments based on a 20-year amortization schedule. These six loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.

The loan agreements with MBFS consist of three term loans. As of June 30, 2012, $47.9 million was outstanding under the MBFS term loans with $1.6 million classified as current. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other. They are also cross-defaulted with the Revolving Credit Facility.

The loan agreements with BMWFS consist of 14 term loans, one of which was added during the first quarter of 2012 for $5.6 million to finance the acquisition of a dealership facility. As of June 30, 2012, $74.3 million was outstanding under the BMWFS term loans with $3.8 million classified as current. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of seven years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.

In addition, agreements with third-party financial institutions consist of four term loans for an aggregate principal amount of $24.9 million, to finance real estate associated with four of the Company’s dealerships. The loans are being repaid in monthly installments that began in September 2011 and will mature in May 2017. As of June 30, 2012, borrowings under these notes totaled $24.1 million, with $1.2 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. These four loans are cross-defaulted with the Revolving Credit Facility.

In 2008, the Company executed a note agreement with another third-party financial institution for an aggregate principal amount of £10.0 million, which is secured by the Company’s foreign subsidiary properties. In addition, during the three months ended June 30, 2012, the Company borrowed £2.4 million to partially finance the acquisition of six U.K. dealerships. These agreements combined (“Foreign Notes”) are being repaid in monthly installments that began in March 2010 and mature in June 2024. As of June 30, 2012, borrowings under the Foreign Notes totaled $15.1 million, with $2.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

10. FAIR VALUE MEASUREMENTS

Accounting Standards Codification (“ASC”) 820 defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; requires disclosure of the extent to which fair value is used to measure financial and non-financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date; establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•	Level 1—unadjusted, quoted prices for identical assets or liabilities in active markets;

•

Level 2—quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Level 3—unobservable inputs based upon the reporting entity’s internally developed assumptions that market participants would use in pricing the asset or liability.

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

The Company, within its trust accounts, also holds investments in debt instruments, such as government obligations and other fixed income securities. The debt securities are measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company has concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the hierarchy framework. In addition, the Company periodically invests in unsecured, corporate demand obligations with manufacturer-affiliated finance companies, which bear interest at a variable rate and are redeemable on demand by the Company. Therefore, the Company has classified these demand obligations as cash and cash equivalents in the accompanying Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.

The Company’s derivative financial instruments are recorded at fair market value. See Note 3, “Derivative Instruments and Risk Management Activities” for further details regarding the Company’s derivative financial instruments.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified investments in marketable securities, debt instruments, and interest rate derivative financial instruments as having met such criteria. The respective fair values measured on a recurring basis as of June 30, 2012 and December 31, 2011, respectively, were as follows:

	As of June 30, 2012
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities—money market	$611	$—	$611
Debt securities:
Demand obligations	—	178	178
Corporate bonds	—	353	353
Municipal obligations	—	388	388
Mortgage backed	—	581	581

Total debt securities	—	1,500	1,500

Total	$611	$1,500	$2,111

Liabilities:
Interest rate derivative financial instruments	$—	$40,320	$40,320

Total	$—	$40,320	$40,320

	As of December 31, 2011
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities—money market	$1,571	$—	$1,571
Debt securities:
Demand obligations	—	271	271
Collateralized mortgage obligations	—	19	19
Corporate bonds	—	338	338
Municipal obligations	—	683	683
Mortgage backed	—	632	632

Total debt securities	—	1,943	1,943

Total	$1,571	$1,943	$3,514

Liabilities:
Interest rate derivative financial instruments	$—	$34,040	$34,040

Total	$—	$34,040	$34,040

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Legal Proceedings

In December 2011, an adverse jury verdict was rendered against the Company in the San Diego County Superior Court, awarding $7.5 million to the plaintiff who sought reimbursement for medical expenses, lost wages and pain and suffering arising from an accident involving one of the Company’s customer shuttle vans and the plaintiff’s motorcycle. In February 2012, the trial judge entered a judgment on the jury verdict. The Company believes it has meritorious defenses and has appealed the verdict. The Company maintains insurance coverage for any loss in excess of the Company’s $1.0 million self-insured retention. The Company has fully accrued the amount of the award as a current accrued expense in the accompanying Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. The amount of the award, net of the related insurance deductible, is reflected as a current account receivable in the accompanying Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. The Company’s insurance deductible was recognized as SG&A expense during the year ended December 31, 2011.

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

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $9.2 million as of June 30, 2012. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.

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

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2012 and 2011 were as follows:

	Unrealized Loss on Foreign Currency Translation	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2010	$(7,852)	$50	$(10,953)	$(18,755)
Other comprehensive income (loss), net of tax	1,297	(11)	314	1,600

Balance, June 30, 2011	$(6,555)	$39	$(10,639)	$(17,155)

Balance, December 31, 2011	$(7,969)	$8	$(21,275)	$(29,236)
Other comprehensive income (loss), net of tax	(6)	8	(3,926)	(3,924)

Balance, June 30, 2012	$(7,975)	$16	$(25,201)	$(33,160)

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (a) Part II, “Item 1A. Risk Factors” in this Form 10-Q and (b) Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K.

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

Overview

We are a leading operator in the automotive retail industry. As of June 30, 2012, we owned and operated 143 franchises, representing 32 brands of automobiles, at 111 dealership locations and 25 collision service centers in the U.S. and 16 franchises at 11 dealerships and three collision centers in the U.K. We, through our regions, sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Chelmsford, Colchester, Farnborough, Hailsham, Harold Wood, Hindhead, London, Southend, Stanstead, and Worthing in the U.K.

As of June 30, 2012, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (47 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina) and (b) the West (64 dealerships in California, Kansas, Oklahoma and Texas). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

From September 2008 through most of 2009, the U.S. and global economies suffered from, among other things, a substantial decline in consumer confidence, a rise in unemployment and a tightening of credit availability. As a result, the retail automotive industry was negatively impacted by decreasing customer demand for new and used vehicles, vehicle margin pressures and higher inventory levels. Through 2011 and the first six months of 2012, economic trends have stabilized and consumer demand for new and used vehicles has shown improvement. According to industry experts, the June 2012 seasonally adjusted annual rate of sales (or “SAAR”) was 14.1 million units, compared to 11.5 million units a year ago. But given the depth of the downturn, we believe the recovery to historically normalized industry selling levels will probably be extended.

Our operations have, and we believe that our operations will continue to generate positive cash flow. As such, we are focused on maximizing the return on the capital that we generate from our operations and positioning our balance sheet to take advantage of investment opportunities as they arise. We believe that the stabilizing economic trends provide opportunities for us to improve our operating results as we: (a) expand our new and used vehicle sales results and improve our sales efficiency; (b) continue to focus on our higher margin parts and service business by enhancing the cost effectiveness of our marketing efforts, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through continued cost containment.

We continue to closely scrutinize all planned future capital spending and work closely with our original equipment manufacturer (“OEM”) partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our 2012 capital spending will be less than $55.0 million, which includes $15.0 million for specific growth initiatives in our parts and service business.

We remain committed to our growth-by-acquisition strategy, and with the prolonged nature of the anticipated economic recovery, we believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria. During the first six months of 2012, we completed the acquisition of 12 dealerships. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.

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

For the three months ended June 30, 2012, total revenues increased 28.6% from 2011 levels to $1.9 billion and gross profit improved 16.8% to $285.3 million. For the six months ended June 30, 2012, total revenues increased 23.5% from 2011 levels to $3.6 billion and gross profit improved 17.1% to $545.8 million. Operating income increased for the three and six months ended June 30, 2012 by 15.9% and 25.0%, respectively, from 2011 to $63.1 million and $117.1 million, respectively. Income before income taxes increased to $46.0 million for the second quarter of 2012, which was a 16.0% improvement over the same period from the prior year. For the first half of 2012, income before income taxes increased 29.8% to $83.4 million. For the three months ended June 30, 2012 and 2011, we realized net income of $28.6 million and $24.7 million, respectively, and diluted income per share of $1.20 and $1.03, respectively. For the six months ended June 30, 2012 and 2011, we realized net income of $51.7 million and $40.0 million, respectively, and diluted income per share of $2.18 and $1.66, respectively. For the six months ended June 30, 2012 and 2011, our net cash used was $5.4 million and $7.6 million, respectively.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unit Sales
Retail Sales
New Vehicle	32,924	24,097	60,854	48,801
Used Vehicle	22,004	17,200	42,753	33,930

Total Retail Sales	54,928	41,297	103,607	82,731
Wholesale Sales	11,244	8,494	21,238	17,549

Total Vehicle Sales	66,172	49,791	124,845	100,280
Gross Margin
New Vehicle Retail Sales	5.9%	6.7%	5.9%	6.1%
Total Used Vehicle Sales	7.4%	8.8%	7.7%	8.5%
Parts and Service Sales	53.1%	52.5%	52.6%	52.8%
Total Gross Margin	15.1%	16.6%	15.3%	16.2%
SG&A (1) as a % of Gross Profit	75.1%	75.0%	75.8%	77.0%
Operating Margin	3.3%	3.7%	3.3%	3.2%
Pretax Margin	2.4%	2.7%	2.3%	2.2%
Finance and Insurance Revenues per Retail Unit Sold	$1,191	$1,126	$1,184	$1,097

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances that are discussed in more detail in the “Results of Operations” section that follows.

During the first six months of 2012, our industry experienced an increase in SAAR of new vehicle unit sales. While the average SAAR is still low relative to the years before 2008, it has risen from an average of 12.6 million through the first six months of 2011 to 14.3 million in 2012. Our new vehicle retail sales revenues increased 33.4% and 25.0% for the three and six months ended June 30, 2012, respectively. This improvement primarily reflects an increase in new vehicle unit sales of 36.6% and 24.7% for the three and six months ended June 30, 2012, respectively. The increase in unit sales is primarily a result of increased inventory levels in our predominant import brands over 2011 levels that experienced shortages as a result of the natural disaster in Japan that occurred in March 2011. New vehicle retail gross margin declined during the three and six months ended June 30, 2012 primarily as a result of an industry wide increase in the supply of new vehicles units.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, as well as our ability to effectively manage the level and quality of our overall used vehicle inventory. The stabilizing economic environment that benefited new vehicle sales also supported improved used vehicle demand that positively impacted our used vehicle retail sales. Further, the wholesale side of our business experienced increases in unit sales for the three and six months ended June 30, 2012. Used vehicle gross margins declined for the three and six months ended June 30, 2012, due to tightening price relativities between new and used vehicles, as well as a recent decline in auction prices during the latter part of the second quarter.

Our parts and service sales increased by 7.9% and 8.6%, respectively, for the three and six months ended June 30, 2012, as compared to the same period in 2011, primarily driven by increases in our customer pay parts and service business and in our collision business, as well as increases in our wholesale parts business. Our parts and service margins increased for the second quarter of 2012 but declined for the six months ended June 30, 2012, as compared to the same period in 2011. The increase in the margins during the second quarter of 2012 was primarily a result of an increase in internal work generated by increased new and used retail vehicle sales volumes. The year-to-date decline is primarily due to a mix shift away from our higher margin warranty business and towards our relatively lower margin wholesale and collision businesses.

Our consolidated finance and insurance income per retail unit sold increased for the three and six months of 2012, as compared to the same period in 2011, primarily driven by increases in penetration rates for finance and vehicle service contracts. In addition, we experienced increases in income per contract in our insurance and other product offerings.

Our total gross margin declined for the three and six months ended June 30, 2012, as compared to the same period in 2011, as a result of the shift in business mix towards the lower margin new and used vehicle businesses.

Our consolidated SG&A expenses increased in absolute dollars for the three and six months ended June 30, 2012, as compared to the same period in 2011. SG&A as a percentage of gross profit was relatively flat and decreased 120 basis points, respectively, for the three and six months ended June 30, 2012 from the same periods in 2011, reflecting ongoing cost control and the leverage on our cost structure that the higher revenues and gross profits provide. SG&A expenses during the three months ended June 30, 2012, included $2.7 million of expense related to the insurance deductible associated with a significant hail storm that struck our Oklahoma City dealerships in May.

For the three and six months ended June 30, 2012, floorplan interest expense increased 20.6% and 16.6%, respectively, as compared to the same period in 2011, primarily due to higher weighted average borrowings as our import brand inventories returned to more normalized levels following the impact of the Japanese earthquake and tsunami constrained levels last year and reflecting recent acquisitions. Other interest expense increased 11.7% and 12.8%, respectively, for the three and six months ended June 30, 2012, due in part to an increase in real estate related borrowings.

We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.

Critical Accounting Policies and Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions.

We disclosed certain critical accounting policies and estimates in our 2011 Form 10-K, and no significant changes have occurred since that time.

Results of Operations

The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2012 and 2011 of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”), and (c) the total company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three and six months ended June 30, 2012, as compared to 2011:

Total Same Store Data

(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Revenues
New vehicle retail	$979,317	21.5%	$806,141	$1,820,048	14.5%	$1,589,794
Used vehicle retail	417,810	18.8%	351,653	803,310	19.1%	674,697
Used vehicle wholesale	63,212	4.4%	60,542	124,427	1.6%	122,478
Parts and service	206,171	1.3%	203,592	404,708	1.8%	397,666
Finance, insurance and other	60,563	30.8%	46,293	113,775	25.7%	90,486

Total revenues	$1,727,073	17.6%	$1,468,221	$3,266,268	13.6%	$2,875,121
Cost of Sales
New vehicle retail	$922,113	22.6%	$752,123	$1,714,081	14.8%	$1,493,095
Used vehicle retail	382,265	20.5%	317,326	734,361	20.1%	611,518
Used vehicle wholesale	62,801	6.6%	58,890	121,529	2.7%	118,334
Parts and service	97,284	0.7%	96,595	191,471	2.1%	187,569

Total cost of sales	$1,464,463	19.6%	$1,224,934	$2,761,442	14.6%	$2,410,516

Gross profit	$262,610	7.9%	$243,287	$504,826	8.7%	$464,605

Selling, general and administrative expenses	$197,644	8.2%	$182,674	$382,921	6.9%	$358,185
Depreciation and amortization expenses	$7,333	11.3%	$6,589	$14,252	9.6%	$13,009
Floorplan interest expense	$7,177	11.3%	$6,450	$14,178	7.4%	$13,201
Gross Margin
New vehicle retail	5.8%		6.7%	5.8%		6.1%
Used vehicle	7.5%		8.7%	7.7%		8.4%
Parts and service	52.8%		52.6%	52.7%		52.8%
Total gross margin	15.2%		16.6%	15.5%		16.2%
SG&A as a % of gross profit	75.3%		75.1%	75.9%		77.1%
Operating margin	3.3%		3.7%	3.3%		3.2%
Finance and insurance revenues per retail unit sold	$1,206	7.1%	$1,126	$1,194	8.8%	$1,097

The discussion that follows provides explanation for the material variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three and six months ended June 30, 2012 and 2011.

New Vehicle Retail Data

(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Retail Unit Sales
Same Stores	29,899	24.7%	23,977	55,691	14.5%	48,637
Transactions	3,025		120	5,163		164

Total	32,924	36.6%	24,097	60,854	24.7%	48,801
Retail Sales Revenues
Same Stores	$979,317	21.5%	$806,141	$1,820,048	14.5%	$1,589,794
Transactions	101,393		3,740	173,257		4,801

Total	$1,080,710	33.4%	$809,881	$1,993,305	25.0%	$1,594,595
Gross Profit
Same Stores	$57,204	5.9%	$54,018	$105,967	9.6%	$96,699
Transactions	6,638		246	10,695		337

Total	$63,842	17.7%	$54,264	$116,662	20.2%	$97,036
Gross Profit per Retail Unit Sold
Same Stores	$1,913	(15.1)%	$2,253	$1,903	(4.3)%	$1,988
Transactions	$2,194		$2,050	$2,071		$2,055
Total	$1,939	(13.9)%	$2,252	$1,917	(3.6)%	$1,988
Gross Margin
Same Stores	5.8%		6.7%	5.8%		6.1%
Transactions	6.5%		6.6%	6.2%		7.0%
Total	5.9%		6.7%	5.9%		6.1%

Coupled with the increase in SAAR, we believe the focus that we have placed on improving our dealership sales processes has led to increased Same Store new vehicle sales and profit. In addition, the recovery by our major import brand OEM partners from the natural disasters in Japan in 2011 led to the normalization of inventory levels and bolstered new vehicle sales. Our Same Store new vehicle retail revenues increased 21.5%, primarily on increased new vehicle unit sales of 24.7% for the three months ended June 30, 2012, as compared to the same period in 2011. From a mix standpoint, we generated the majority of the volume increase through our import brands, which sold 35.0% more units in the second quarter of 2012, as compared to the same period in 2011. Same Store revenues for the three months ended June 30, 2012 improved 33.9% in our import brands, as well as 23.1% and 8.4% in our domestic and luxury categories, respectively, as compared to the same period in 2011. The mix shift effect on revenues from the normalization of import brand inventories contributed to a decline in our Same Store revenues per retail unit (“PRU”), which decreased 2.6% to $32,754 in the second quarter of 2012, as compared to the same period in 2011. The level of retail sales, as well as our own ability to retain or grow market share during the future periods, is difficult to predict.

Our Same Store new vehicle gross profit increased 5.9% for the three months ended June 30, 2012 as a result of the 24.7% increase in new vehicle retail unit sales. The mix effect of our new vehicle business shifting to import from luxury brands, coupled with the improved level of industry-wide supply of import brand inventory contributed to a decline in our Same Store gross profit PRU by 15.1%, as compared to the same period in 2011. Same Store gross profit PRU declined $435 in our import brands and $202 in our domestic brands, but improved $18 in our luxury brands. On a sequential basis, we experienced a 1.2%, or $22, increase in our gross profit PRU for second quarter of 2012, as compared to the first quarter of 2012.

For the six months ended June 30, 2012, as compared to the same period in 2011, Same Store new vehicle unit sales and revenues increased 14.5%. Same Store unit sales increased 22.1%, 17.8%, and 3.5% in our domestic, import, and luxury categories, respectively. Our Same Store new vehicle retail revenues PRU were relatively flat, at $32,681 for the six months ended June 30, 2012, as compared to the same period in 2011. Gross profit PRU decreased 4.3% to $1,903 in the first half of 2012 from $1,988 during the same period in 2011, and, as a result, our gross margin decreased 30 basis points from 6.1% to 5.8% for the six months ended 2012, as compared to the same period in 2011.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Toyota	10,257	49.1%	6,878	18,832	22.3%	15,393
Nissan	3,547	15.5	3,070	7,193	9.9	6,548
Honda	3,648	34.2	2,718	6,695	13.8	5,881
BMW	3,563	(0.2)	3,570	6,397	(1.0)	6,461
Ford	2,355	22.1	1,928	4,508	22.2	3,689
Daimler	1,567	2.1	1,535	2,889	1.6	2,843
General Motors	1,371	17.0	1,172	2,604	11.7	2,332
Chrysler	1,439	27.8	1,126	2,708	34.1	2,019
Volkswagen	778	5.9	735	1,251	12.5	1,112
Other	1,374	10.4	1,245	2,614	10.8	2,359

Total	29,899	24.7%	23,977	55,691	14.5%	48,637

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended June 30, 2012 and 2011 was $8.7 million and $5.9 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. The increase in floorplan interest assistance from 2011 to 2012 was primarily the result of an increased inventory turnover.

In effect as of June 30, 2012, we had interest rate swaps with an aggregate notional amount of $275.0 million, at a weighted average one-month LIBOR of 4.4%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of our total floorplan interest expense and further mitigating the impact of interest rate fluctuations. Over the past three years, manufacturers’ interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 62.6% in the fourth quarter of 2009 to 110.1% in the second quarter of 2012.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. We increased our new vehicle inventory levels by $154.7 million, or 25.0%, from $619.2 million as of December 31, 2011 to $773.9 million as of June 30, 2012 as the Japanese brand inventory levels have normalized and the selling environment has strengthened. Our consolidated days’ supply of new vehicle inventory increased to 63 days as of June 30, 2012 compared to 54 days at December 31, 2011, as import brand inventories recovered from the industry-wide shortages in 2011.

Used Vehicle Retail Data

(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Retail Unit Sales
Same Stores	20,310	18.6%	17,131	39,590	17.0%	33,836
Transactions	1,694		69	3,163		94

Total	22,004	27.9%	17,200	42,753	26.0%	33,930
Retail Sales Revenues
Same Stores	$417,810	18.8%	$351,653	$803,310	19.1%	$674,697
Transactions	38,424		1,394	67,898		1,797

Total	$456,234	29.2%	$353,047	$871,208	28.8%	$676,494
Gross Profit
Same Stores	$35,545	3.5%	$34,327	$68,949	9.1%	$63,179
Transactions	3,301		221	6,294		269

Total	$38,846	12.4%	$34,548	$75,243	18.6%	$63,448
Gross Profit per Retail Unit Sold
Same Stores	$1,750	(12.7)%	$2,004	$1,742	(6.7)%	$1,867
Transactions	$1,949		$3,203	$1,990		$2,862
Total	$1,765	(12.1)%	$2,009	$1,760	(5.9)%	$1,870
Gross Margin
Same Stores	8.5%		9.8%	8.6%		9.4%
Transactions	8.6%		15.9%	9.3%		15.0%
Total	8.5%		9.8%	8.6%		9.4%

Used Vehicle Wholesale Data

(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Wholesale Unit Sales
Same Stores	9,949	17.3%	8,484	19,162	9.3%	17,535
Transactions	1,295		10	2,076		14

Total	11,244	32.4%	8,494	21,238	21.0%	17,549
Wholesale Sales Revenues
Same Stores	63,212	4.4%	60,542	124,427	1.6%	122,478
Transactions	9,922		65	15,564		80

Total	$73,134	20.7%	$60,607	$139,991	14.2%	$122,558
Gross Profit
Same Stores	$411	(75.1)%	$1,652	$2,898	(30.1)%	$4,144
Transactions	(88)		15	129		17

Total	$323	(80.6)%	$1,667	$3,027	(27.3)%	$4,161
Gross Profit per Wholesale Unit Sold
Same Stores	$41	(79.0)%	$195	$151	(36.0)%	$236
Transactions	$(68)		$1,500	$62		$1,214
Total	$29	(85.2)%	$196	$143	(39.7)%	$237
Gross Margin
Same Stores	0.7%		2.7%	2.3%		3.4%
Transactions	(0.9)%		23.1%	0.8%		21.3%
Total	0.4%		2.8%	2.2%		3.4%

Total Used Vehicle Data

(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Used Vehicle Unit Sales
Same Stores	30,259	18.1%	25,615	58,752	14.4%	51,371
Transactions	2,989		79	5,239		108

Total	33,248	29.4%	25,694	63,991	24.3%	51,479
Sales Revenues
Same Stores	$481,022	16.7%	$412,195	$927,737	16.4%	$797,175
Transactions	48,346		1,459	83,462		1,877

Total	$529,368	28.0%	$413,654	$1,011,199	26.5%	$799,052
Gross Profit
Same Stores	$35,956	(0.1)%	$35,979	$71,847	6.7%	$67,323
Transactions	3,213		236	6,423		286

Total	$39,169	8.2%	$36,215	$78,270	15.8%	$67,609
Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,188	(15.4)%	$1,405	$1,223	(6.7)%	$1,311
Transactions	$1,075		$2,987	$1,226		$2,648
Total	$1,178	(16.4)%	$1,409	$1,223	(6.9)%	$1,313
Gross Margin
Same Stores	7.5%		8.7%	7.7%		8.4%
Transactions	6.6%		16.2%	7.7%		15.2%
Total	7.4%		8.8%	7.7%		8.5%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit and our ability to effectively manage the level and quality of our overall used vehicle inventory. The improved economic conditions, uptick in consumer confidence, and a healthier new vehicle selling environment have translated into an increase in used vehicle demand in 2012. However, the Manheim Index, which measures used vehicle auction prices, decreased by an average of 1.9% during the three months ended June 30, 2012, as compared to the same period in 2011. And, in June 2012 alone, the Manheim Index fell 1.4% from May 2012 and December 2011 levels.

The improved selling environment, coupled with our emphasis on improving our dealership sales processes has resulted in an increase in our Same Store used retail units sales of 18.6% for the three months ended June 30, 2012, as compared to the same period in 2011. In addition, our average used retail selling price increased by $44 during the three months ended June 30, 2012 to $20,572. And, as a result, our Same Store used retail revenues improved 18.8%. For the six months ended June 30, 2012, our Same Store used retail revenue improved by 19.1% as a result of a 17.0% increase in Same Store used retail unit sales, as compared to the same period in 2011, as well as an increase in our average selling price PRU of 1.8% to $20,291.

Our certified pre-owned (“CPO”) volume increased 23.1% to 7,146 units sold for the three months ended June 30, 2012, as compared to the same period in 2011, corresponding to the overall increase in used retail volume. As a percentage of total retail sales, CPO units decreased 130 basis points to 32.5% of total used retail units for the three months ended June 30, 2012, as compared to the same period in 2011. CPO units sold represented 32.7% of total used retail units sold for the six months ended June 30, 2012, as compared to 33.9% for the same period in 2011.

During the second quarter of 2011, a shortage in supply of new vehicle inventory in many of the import brands drove up demand for used vehicles. With increased demand and shortening supply, auction prices of used vehicles experienced steady increases. During 2012, supply of new vehicle inventory improved to more normalized levels and price relativities between new and used vehicles negatively impact used retail vehicle profits. For these reasons, gross profit per used retail unit declined by 12.7% to $1,750 and our Same Store used retail vehicle margins declined 130 basis points to 8.5% in the second quarter of 2012, as compared to the same period in 2011. For the six months ended June 30, 2012, gross profit per used retail unit declined 6.7%, while our average sales price PRU increased by 1.8%. As a result, our Same Store used retail vehicle margins decreased 80 basis points, as compared to the same period in 2011.

For the three months ended June 30, 2012, we sold 17.3% more wholesale units, as compared to the same period in 2011, corresponding with the improvements in new and used retail sales volumes. Our wholesale gross profit PRU declined $154 during the second quarter of 2012 to $41 per wholesale unit and our wholesale used vehicle gross margin experienced a 200 basis-point decrease, as compared to the same period in 2011. For the six months ended June 30, 2012, as compared to the same period in 2011, we experienced a 36.0% decline in wholesale gross profit PRU and a 110 basis-point decline in wholesale used vehicle gross margin on a 9.3% increase in used vehicle wholesaled units. These declines in profitability correspond with our continued focus on maximizing our used vehicle retail sales, as well as with the decrease in used vehicle market prices during the quarter as the Manheim index declined to its lowest level of the year in June 2012.

Our days’ supply of used vehicle inventory was 31 days at June 30, 2012, which was down from December 31, 2011 levels of 33 days.

Parts and Service Data

(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Parts and Service Revenues
Same Stores	$206,171	1.3%	$203,592	$404,708	1.8%	$397,666
Transactions	14,142		499	28,706		1,375

Total	$220,313	7.9%	$204,091	$433,414	8.6%	$399,041
Gross Profit
Same Stores	$108,887	1.8%	$106,997	$213,237	1.5%	$210,097
Transactions	8,011		216	14,946		485

Total	$116,898	9.0%	$107,213	$228,183	8.4%	$210,582
Gross Margin
Same Stores	52.8%		52.6%	52.7%		52.8%
Transactions	56.6%		43.3%	52.1%		35.3%
Total	53.1%		52.5%	52.6%		52.8%

Our Same Store parts and service revenues increased 1.3% for the three months ended June 30, 2012 as compared to the same period in 2011, driven primarily by a 3.5% increase in customer pay parts and service sales. We also generated a 2.0% increase in wholesale parts sales and a 0.4% increase in collision revenue. These increases were partially offset by a 4.6% decline in our warranty parts and service revenues. Similarly, for the six months ended June 30, 2012, Same Store parts and service revenues increased 1.8% as compared to the same period in 2011. The overall increase consisted of improvements in our customer pay parts and service revenues of 5.2%, our collision revenues of 5.3%, and our wholesale parts business of 2.3%. Our warranty parts and service revenues decreased 8.7%, as compared to the same period in 2011.

The increase in Same Store customer parts and service revenues for the three and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily driven by initiatives focused on customers, products and processes that continue to build momentum and generate results. Our Same Store wholesale parts business benefitted from an increase in business with second-tier collision centers and repair shops, stimulated by the stabilization in the economy.

Our Same Store collision business increased for the three and six months ended June 30, 2012, as compared to the same periods in 2011, benefitting from recent improvements in our business processes, as well as the expansion of our collision center footprint. The decrease in our Same Store warranty parts and service revenue for the three and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily driven by the resolution of several large recall campaigns that bolstered our prior year’s results. Specifically by brand, Same Store warranty parts and service revenues from Lexus, BMW, Toyota and Ford declined 46.3%, 15.6%, 6.9% and 10.2%, respectively, for the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to a decline in manufacturer recall activity.

Same Store parts and service gross profit for the three and six months ended June 30, 2012 increased 1.8% and 1.5%, respectively, from the same periods in 2011. For the three months ended June 30, 2012, our Same Store parts and service margins increased 20 basis points from the same period in 2011 primarily due to an increase in internal work generated by the increase in new and used retail vehicle sales volumes, as well as improvements in our collision and warranty parts and service businesses. For the six months ended June 30, 2012, our Same Store parts and service margins declined 10 basis points primarily explained by a mix shift away from our warranty parts and service business and towards our collision and wholesale parts businesses, which generate lower margins on a relative basis. In addition, recently instituted customer-pay initiatives that are designed to grow market share and revenues have eclipsed the growth in our other higher margin products and services, resulting in a decline in our customer-pay parts and service margins.

Finance and Insurance Data

(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Retail New and Used Unit Sales
Same Stores	50,209	22.1%	41,108	95,281	15.5%	82,473
Transactions	4,719		189	8,326		258

Total	54,928	33.0%	41,297	103,607	25.2%	82,731
Retail Finance Fees
Same Stores	$20,737	24.8%	$16,617	$39,060	23.0%	$31,749
Transactions	2,026		92	3,672		123

Total	$22,763	36.2%	$16,709	$42,732	34.1%	$31,872
Vehicle Service Contract Fees
Same Stores	$24,842	29.7%	$19,160	$47,187	24.2%	$37,981
Transactions	1,484		76	2,902		90

Total	$26,326	36.9%	$19,236	$50,089	31.6%	$38,071
Insurance and Other
Same Stores	$14,984	42.5%	$10,516	$27,528	32.6%	$20,756
Transactions	1,362		58	2,304		60

Total	$16,346	54.6%	$10,574	$29,832	43.3%	$20,816
Total
Same Stores	$60,563	30.8%	$46,293	$113,775	25.7%	$90,486
Transactions	4,872		226	8,878		273

Total	$65,435	40.7%	$46,519	$122,653	35.1%	$90,759

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,206	7.1%	$1,126	$1,194	8.8%	$1,097
Transactions	$1,032		$1,196	$1,066		$1,058
Total	$1,191	5.8%	$1,126	$1,184	7.9%	$1,097

Our focus on improving our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continues to generate growth in finance and insurance revenues. Our Same Store finance and insurance revenues increased by 30.8% to $60.6 million for the three months ended June 30, 2012, as compared to the same period in 2011. This improvement was primarily driven by a 22.1% increase in new and used vehicle unit sales, along with an increase in penetration rates for finance and vehicle service contracts of 120 basis points and 130 basis points, respectively. In addition, finance income per contract increased by 1.4% for the three months ended June 30, 2012, as compared to the same period in 2011. We also experienced a 42.5% increase in our insurance and other product revenue primarily relating to increases in income per contract associated with these product offerings. These increases more than offset an increase in our chargeback expense. As a result, our Same Store revenues PRU for the three months ended June 30, 2012 improved 7.1%, or $80, to $1,206, as compared to the same period in 2011.

For the first half of 2012, our Same Store finance and insurance revenues improved 25.7% over the same period in 2011, primarily reflecting a 15.5% increase in our new and used retail volumes coupled with a 5.7% increase in our finance income per contract and improvements in penetration of both our finance and vehicle service contracts, our Same Store revenues PRU increased 8.8%, or $97, to 1,194 for the six months ended June 30, 2012, as compared to the same period in 2011.

Selling, General and Administrative Data

(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Personnel
Same Stores	$119,302	8.0%	$110,438	$235,718	8.8%	$216,705
Transactions	10,355		506	18,974		745

Total	$129,657	16.9%	$110,944	$254,692	17.1%	$217,450
Advertising
Same Stores	$12,852	7.9%	$11,910	$24,433	6.0%	$23,053
Transactions	1,151		46	1,860		97

Total	$14,003	17.1%	$11,956	$26,293	13.6%	$23,150
Rent and Facility Costs
Same Stores	$21,353	0.1%	$21,339	$42,251	(3.4)%	$43,753
Transactions	2,142		181	3,659		103

Total	$23,495	9.2%	$21,520	$45,910	4.7%	$43,856
Other SG&A
Same Stores	$44,137	13.2%	$38,987	$80,519	7.8%	$74,674
Transactions	3,035		(356)	6,025		(195)

Total	$47,172	22.1%	$38,631	$86,544	16.2%	$74,479
Total SG&A
Same Stores	$197,644	8.2%	$182,674	$382,921	6.9%	$358,185
Transactions	16,683		377	30,518		750

Total	$214,327	17.1%	$183,051	$413,439	15.2%	$358,935

Total Gross Profit
Same Stores	$262,610	7.9%	$243,287	$504,826	8.7%	$464,605
Transactions	22,734		924	40,942		1,381

Total	$285,344	16.8%	$244,211	$545,768	17.1%	$465,986

SG&A as a % of Gross Profit
Same Stores	75.3%		75.1%	75.9%		77.1%
Transactions	73.4%		40.8%	74.5%		54.3%
Total	75.1%		75.0%	75.8%		77.0%
Employees	9,100		8,000	9,100		8,000

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions given time.

We have continued our focus on leveraging our costs in 2012, and as a result, we have increased gross profit without adding as much cost and have thereby leveraged our gross profit growth. While our Same Store SG&A, as a percentage of gross profit, increased 20 basis points to 75.3% for the three months ended June 30, 2012, it improved 120 basis points to 75.9% for the six months ended June 30, 2012, as compared to the same periods in 2011. Our absolute dollars of Same Store SG&A expenses increased by $15.0 million and $24.7 million, for the three and six months ended June 30, 2012, respectively, from the same periods in 2011. The increase was primarily attributable to personnel costs, which generally correlate with the vehicle sales. Included in the three months ended June 30, 2012 expense is $2.7 million of insurance costs associated with the hail storms that struck seven of our dealerships in Oklahoma City in 2012.

Same Store advertising expenses increased by 7.9%, or $0.9 million, in the second quarter of 2012, as compared to the same period in 2011, primarily corresponding with our efforts to stimulate parts and service activity. For the six months ended June 30, 2012, advertising expense increased 6.0%, or $1.4 million, from the same period in 2011, due largely to the same stimulus efforts.

Our Same Store rent and facility costs were flat for the three months ended June 30, 2012 as compared with the same period in 2011. For the year ended June 30, 2012, such costs declined 3.4%, or $1.5 million, as compared to the same period in 2011. This decrease was primarily a result of our purchase of real estate associated with existing dealerships, which served to reduce our rent expense. We plan to continue to strategically add dealership-related real estate to our portfolio. The results for both the three and six months ended June 30, 2012 include a $0.3 million charge for the portion of our insurance deductibles associated with the property damaged in the Oklahoma City hail storm.

Our Same Store other SG&A increased $5.2 million and $5.8 million, respectively, for the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to a $2.4 million charge for the portion of our insurance deductibles associated with damaged vehicle inventory in the Oklahoma City hail storm, as well as an increase in areas that traditionally trend with sales volume. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Depreciation and Amortization Data

(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Same Stores	$7,333	11.3%	$6,589	$14,252	9.6%	$13,009
Transactions	409		(8)	726		27

Total	$7,742	17.6%	$6,581	$14,978	14.9%	$13,036

Our Same Store depreciation and amortization expense increased 11.3% and 9.6%, respectively, for the three and six months ended June 30, 2012, as compared to the same period in 2011. Depreciation and amortization expense has increased as we continue to strategically add dealership related real estate to our portfolio and to make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense

(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Same Stores	$7,177	11.3%	$6,450	$14,178	7.4%	$13,201
Transactions	686		71	1,304		80

Total	$7,863	20.6%	$6,521	$15,482	16.6%	$13,281

Memo:
Manufacturer’s assistance	$8,658	47.1%	$5,886	$16,072	32.9%	$12,096

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases) plus a spread. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of June 30, 2012, we had effective interest rate swaps with an aggregate notional amount of $275.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 4.4%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.

Our Same Store floorplan interest expense increased 11.3%, or $0.7 million, for the three months ended June 30, 2012, and 7.4%, or $1.0 million, during the six months ended June 30, 2012, as compared to the same periods in 2011. These increases primarily reflect growth in our weighted average floorplan borrowings outstanding between the respective periods, including the floorplan offset account, associated with the normalization of our import brand inventories.

Other Interest Expense, net

Other net interest expense consists of interest charges primarily on our Real Estate Debt and our other long-term debt, partially offset by interest income. For the three months ended June 30, 2012, other interest expense increased $1.0 million, or 11.7%, to $9.2 million, as compared to the same period in 2011. The increase was partially attributable to additional borrowings during the period used to finance real estate purchases. During the second quarter of 2012, we entered into four additional loan agreements to finance real estate purchases associated primarily with our recently acquired dealerships. This increase was partially offset by a 23 basis-point decline in our average real estate interest rates.

For the six months ended June 30, 2012, other net interest expense increased $2.1 million, or 12.8%, to $18.2 million as compared to the same period in 2011. The increase was partially attributable to a $39.8 million increase in our weighted average real estate borrowings outstanding. Since the second half of 2011, we entered into 11 additional loan agreements with third-party financial institutions to finance real estate purchases primarily associated with our recently acquired dealerships. We will continue to strategically add dealership related real estate to our portfolio.

Included in other interest expense for the three months ended June 30, 2012 and 2011 is non-cash, discount amortization expense of $2.5 million and $2.3 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the level of 2.25% Convertible Senior Notes due 2036 (our “2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (our “3.00% Notes”) outstanding, we anticipate that the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will be $12.8 million, which will be included in other interest expense, net.

Provision for Income Taxes

Our provision for income taxes increased $2.4 million to $17.4 million for the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to the increase of pretax book income. For the three months ended June 30, 2012, our effective tax rate remained 37.8%, as compared to the same period in 2011.

Our provision for income taxes increased $7.4 million to $31.6 million for the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to the increase of pretax book income. For the six months ended June 30, 2012, our effective tax rate increased to 37.9% from 37.6% from the same period in 2011. This increase was primarily due to the mix of our pretax income from the taxable state jurisdictions in which we operate.

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

Cash on Hand. As of June 30, 2012, our total cash on hand was $9.5 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $101.8 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows. The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$(45,721)	$200,374
Net cash used in investing activities	(152,783)	(127,476)
Net cash provided by financing activities	193,633	(80,553)
Effect of exchange rate changes on cash	(480)	97

Net increase in cash and cash equivalents	$(5,351)	$(7,558)

With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory, except in the U.K., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.

Sources and Uses of Liquidity from Operating Activities

For the six months ended June 30, 2012, we used $45.7 million in net cash flow from operating activities, primarily driven by $129.6 million in net changes of operating assets and liabilities. This net use of cash was substantially offset by $51.7 million in net income, as well as significant non-cash adjustments related to depreciation and amortization of $15.0 million, amortization of debt discounts and debt issue costs of $6.4 million, deferred income taxes of $6.1 million and stock-based compensation of $5.9 million. Included in the net changes of operating assets and liabilities are cash inflows of $23.9 million from decreases of vehicle receivables and contracts-in-transit, $17.6 million from increases in accounts payable and accrued expenses and $6.2 million from decreases in prepaid expenses and other assets. These cash inflows were more than offset by cash outflows of $160.1 million from increases of inventory levels, $14.7 million from increases in accounts and notes receivable and $3.1 million from the net decrease in floorplan borrowings from manufacturer-affiliates.

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

Working Capital. At June 30, 2012, we had $114.8 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Sources and Uses of Liquidity from Investing Activities

During the first six months of 2012, we used $152.8 million for investing activities, primarily related to the acquisition of 12 dealerships located in South Carolina, Texas, Kansas, Florida and the U.K., for a total of $115.0 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of some of the associated real estate. The acquired vehicle inventory related to the U.S. stores was subsequently financed through borrowing under our Floorplan Line. We also used $38.4 million during the first six months of 2012 for purchases of property and equipment to construct new and improve existing facilities, $8.0 million of which was accrued as of December 31, 2011.

During the first six months of 2011, we used $127.5 million for investing activities, primarily related to the acquisition of a Ford dealership in Houston, Texas, a Volkswagen dealership in Irving, Texas, and a BMW/MINI dealership, Ford dealership, and Buick/GMC dealership, all in El Paso, Texas for a total of $109.9 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory for the Ford dealerships and other dealerships were subsequently financed through borrowing under the FMCC Facility and our Floorplan Line, respectively. We also used $23.5 million during the first six months of 2011 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $11.9 million for real estate to be used for existing dealership operations and $12.4 million for capital expenditures. These cash outflows were partially offset by $5.2 million in proceeds from the sale of property and equipment, during the first six months of 2011.

Capital Expenditures. Our capital expenditures include uses of cash to extend the useful lives of current facilities and expenditures to start or expand operations. In general, capital expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity or manufacturer imaging programs. We forecast our capital expenditures for 2012 to be less than $55.0 million, generally funded from excess cash. This amount includes approximately $15.0 million for specific growth initiatives in our parts and service business.

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

Sources and Uses of Liquidity from Financing Activities

We generated $193.6 million in net cash inflows from financing activities during the six months ended June 30, 2012, primarily related to $174.7 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, which included a net cash inflow of $7.4 million due to a decrease in our floorplan offset account. In addition, financing cash inflows included $39.8 million in borrowings of long-term debt related to real estate loans. These cash inflows were partially offset by outflows of $6.6 million for dividend payments and $5.8 million for principal payments of long-term debt related to real estate loans. In addition, we used $8.5 million to repurchase shares of our common stock during the second quarter of 2012.

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

Revolving Credit Facility. Effective July 1, 2011, we entered into an amended and restated revolving credit facility, which we refer to herein as our Revolving Credit Facility. Our Revolving Credit Facility, which is comprised of 21 financial institutions, including four manufacturer-affiliated finance companies, expires on June 1, 2016 and consists of two tranches: $1.1 billion for the Floorplan Line and $250.0 million for the Acquisition Line. Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 150 basis points for new vehicle inventory and the one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings.

As of June 30, 2012, after considering outstanding balances, we had $315.5 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $315.5 million available borrowings under the Floorplan Line was $101.8 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of June 30, 2012, excluding the impact of our interest rate swaps. After considering $24.3 million of outstanding letters of credit at June 30, 2012, and other factors included in our available borrowing base calculation, there was $225.7 million of available borrowing capacity under the Acquisition Line as of June 30, 2012. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total leverage, and senior secured leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments may not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of our aggregate consolidated net income for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, non-cash stock-based compensation, and gains and losses on the redemption of debt. As of June 30, 2012, the Restricted Payment Basket totaled $97.3 million.

As of June 30, 2012, we were in compliance with all our Revolving Credit Facility’s financial covenants, including:

	As of June 30, 2012
	Required	Actual
Senior Secured Adjusted Leverage Ratio	<3.75	2.36
Total Adjusted Leverage Ratio	<5.50	3.44
Fixed Charge Coverage Ratio	>1.35	1.97

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants for the remainder of 2012.

Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of June 30, 2012, we had an outstanding balance of $103.3 million under the FMCC Facility, with an available floorplan capacity of $46.7 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of June 30, 2012, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.

Other Credit Facilities. We finance the new, used and rental vehicle inventories related to our U.K. operations using a credit facility with BMW Financial Services and Volkswagen Finance. These facilities are evergreen arrangements that may be canceled with notice by either party and bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.1% to 4.5%, as of June 30, 2012.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of June 30, 2012, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 5.3%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the position of our credit facilities as of June 30, 2012:

	As of June 30, 2012
Credit Facility	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line (1)	$1,100,000	$784,477	$315,523
Acquisition Line (2)	250,000	24,288	225,712

Total Revolving Credit Facility	1,350,000	808,765	541,235
FMCC Facility	150,000	103,303	46,697

Total Credit Facilities (3)	$1,500,000	$912,068	$587,932

(1)	The available balance at June 30, 2012 includes $101.8 million of immediately available funds.
(2)	The outstanding balance of $24.3 million at June 30, 2012 is related to outstanding letters of credit.
(3)	The outstanding balance excludes $71.5 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Real Estate Credit Facility. As amended and restated, the Mortgage Facility provides the right to expand to $83.4 million of term loans, of which $60.7 million has been used as of June 30, 2012. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility, (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts, and (c) certain other agreed upon terms and conditions have been satisfied. The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Mortgage Facility.

The interest rate is now equal to (a) the per annum rate equal to the one-month LIBOR plus 2.50% per annum, determined on the first day of each month, or (b) 1.45% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.5%, or (iii) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding beginning in April 2011 and are required to repay the aggregate principal amount outstanding on the maturity dates, which vary from December 29, 2015 to February 27, 2017. During the six months ended June 30, 2012, we borrowed an additional $18.1 million to finance the acquisition and/or improvement of dealership facilities and made principal payments of $1.1 million on outstanding borrowings from the Mortgage Facility. As of June 30, 2012, borrowings under the amended and restated Mortgage Facility totaled $58.0 million, with $3.0 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.

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

Real Estate Related Debt. We have entered into separate term mortgage loans with three of our manufacturer-affiliated finance partners, TMCC, MBFS, BMWFS and third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.56% and 5.47%, and at variable indexed rates plus between 2.25% and 3.35% per annum. During the first six months of 2012, we entered into three term mortgage loans for a total of $18.0 million. At June 30, 2012, the aggregate outstanding balance under these Real Estate Notes was $187.4 million.

Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.

Further, we are limited under the terms of the Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of June 30, 2012, the Restricted Payment Basket under both facilities was $97.3 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

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

As of June 30, 2012, changes in the average price of our common stock impacted the share settlement of the 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable	Potential Dilutive Shares
		(Shares in thousands)
$37.50	—	—	—	—	—
$40.00	162	(162)	—	—	162
$42.50	331	(331)	—	—	331
$45.00	481	(481)	—	—	481
$47.50	616	(616)	—	—	616
$50.00	737	(737)	—	—	737
$52.50	847	(847)	—	—	847
$55.00	946	(946)	—	—	946
$57.50	1,037	(1,037)	98	98	1,135
$60.00	1,120	(1,120)	221	221	1,341
$62.50	1,197	(1,197)	333	333	1,530
$65.00	1,268	(1,268)	437	437	1,705
$67.50	1,333	(1,333)	534	534	1,867
$70.00	1,394	(1,394)	623	623	2,017
$72.50	1,451	(1,451)	706	706	2,157
$75.00	1,504	(1,504)	784	784	2,288
$77.50	1,553	(1,553)	857	857	2,410
$80.00	1,599	(1,599)	925	925	2,524
$82.50	1,643	(1,643)	989	989	2,632
$85.00	1,684	(1,684)	1,049	1049	2,733
$87.50	1,723	(1,723)	1,106	1106	2,829
$90.00	1,759	(1,759)	1,159	1159	2,918
$92.50	1,794	(1,794)	1,210	1210	3,004
$95.00	1,826	(1,826)	1,258	1258	3,084
$97.50	1,858	(1,858)	1,304	1304	3,162
$100.00	1,887	(1,887)	1,347	1347	3,234

Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. Under the August 2011 authorization, we have repurchased 1,133,845 shares at an average price of $39.32 for a cost of $44.6 million, including 241,991 shares repurchased at an average price of $46.75 for a cost of $11.3 million during the six months ended June 30, 2012, leaving $5.4 million of authorized repurchases available.

Subsequent to June 30, 2012, our Board of Directors authorized a repurchase program of up to $50.0 million of our common shares, replacing the amount remaining from the August 2011 authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including interest rate risk, and foreign currency exchange rate risk. We address these risks through a program of risk management, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2012, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

As of June 30, 2012, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $189.0 million and $159.4 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $148.6 million and $79.0 million, respectively, at June 30, 2012.

Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.

As of June 30, 2012, we had $912.1 million of variable-rate floorplan borrowings outstanding and $58.0 million of variable-rate Mortgage Facility borrowings outstanding, and $62.7 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowing outstanding as of June 30, 2012, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $10.3 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $7.5 million in annual interest expense based on the variable borrowings outstanding as of June 30, 2012. This interest rate sensitivity increased from 2011 primarily as a result of the increase in variable rate borrowings.

Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the six months ended June 30, 2012, we recognized $8.7 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 62.6% of our floorplan interest expense for the fourth quarter of 2009 to 110.1% for the second quarter of 2012. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of June 30, 2012, we held interest rate swaps with aggregate notional amounts of $275.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 4.4%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of June 30, 2012, net unrealized losses, net of income taxes, totaled $25.2 million.

These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of June 30, 2012, all of our derivative contracts were determined to be effective. As of June 30, 2012, a 100 basis-point change in the interest rates of our swaps would have resulted in a $2.8 million change to our annual interest expense. In addition to the $275.0 million of swaps in effect as of June 30, 2012, we also held interest rate swaps with forward starting dates between August 2012 and December 2016. These 24 additional swaps expire between August 2015 and December 2019. As of June 30, 2012, the aggregate notional value of these forward-starting swaps was $875.0 million and the weighted average interest rate was 2.7%, with a maximum of $550.0 million in effect at any time.

Foreign Currency Exchange Rates. As of June 30, 2012, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates for the Pound Sterling versus the U.S. dollar would have resulted in a $19.7 million change to our revenues for the six months ended June 30, 2012.

For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2011 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2012, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2011, an adverse jury verdict in the amount of $7.5 million was rendered against us in the case of Matthew Wall and Kendra Wall v. Pedro Flores Miramontes, Rancho Auto Group, and Group 1 Automotive, Inc. in the Superior Court of the State of California, County of San Diego, East County Division 1. The lawsuit was filed on August 11, 2009, and the plaintiffs sought reimbursement for medical expenses, lost wages and pain and suffering for personal injuries resulting from a traffic accident between Mr. Wall’s motorcycle and the dealership shuttle van driven by Mr. Miramontes. In February 2012, the trial judge entered a judgment on the jury verdict. We believe we have meritorious defenses and have appealed the verdict. We maintain insurance coverage for any loss in excess of our $1.0 million self-insured retention. We have fully accrued the amount of the award as a current accrued expense in the accompanying Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. The amount of the award, net of the related insurance deductible, is reflected as a current account receivable in the accompanying Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

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

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
April 1—April 30, 2012	—	$—	—	$16,733
May 1—May 31, 2012	5,300	49.97	5,300	16,468
June 1—June 30, 2012	236,691	$46.67	236,691	$5,421

Total (2)	241,991		241,991

(1)	In August 2011, a repurchase program was approved and amended by our Board of Directors that authorized us to purchase up to $50.0 million in common stock. The shares were to be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations. Subsequent to June 30, 2012, our Board of Directors authorized a repurchase program of up to $50.0 million of our common shares, replacing the amount remaining from the August 2011 authorization.
(2)	In aggregate for the three months ended June 30, 2012, 241,991 shares were repurchased at an average price of $46.75 for a cost of $11.3 million.

Item 6.	Exhibits

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

Date: July 27, 2012

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