Form 10-Q
period 2012-09-30
GROUP 1 AUTOMOTIVE INC
filed 2012-10-26
CIK 1031203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
    Yes  ☐    No  ☑

As of October 22, 2012, the registrant had 22,719,937 shares of common stock, par value $0.01, outstanding.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,822	$14,895
Contracts-in-transit and vehicle receivables, net	150,170	167,507
Accounts and notes receivable, net	98,106	92,775
Inventories, net	1,107,193	867,470
Deferred income taxes	19,223	16,012
Prepaid expenses and other current assets	33,217	16,925

Total current assets	1,446,731	1,175,584

PROPERTY AND EQUIPMENT, net	649,811	585,633
GOODWILL	564,898	531,458
INTANGIBLE FRANCHISE RIGHTS	194,170	170,687
OTHER ASSETS	11,175	12,981

Total assets	$2,866,785	$2,476,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility	$910,849	$718,945
Offset account related to floorplan notes payable - credit facility	(128,264)	(109,207)
Floorplan notes payable - manufacturer affiliates	172,738	155,980
Current maturities of long-term debt and short-term financing	30,293	14,663
Current liabilities from interest rate risk management activities	361	7,273
Accounts payable	164,922	148,048
Accrued expenses	117,892	109,245

Total current liabilities	1,268,791	1,044,947

LONG-TERM DEBT, net of current maturities	546,094	482,601
DEFERRED INCOME TAXES	90,548	78,459
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	44,708	26,766
OTHER LIABILITIES	41,047	36,470
COMMITMENTS AND CONTINGENCIES (NOTE 11)

TEMPORARY EQUITY - Redeemable equity portion of the 3.00% Convertible Senior Notes	33,313	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 26,012 and 25,967 issued, respectively	260	260
Additional paid-in capital	334,942	363,375
Retained earnings	664,124	591,037
Accumulated other comprehensive loss	(34,288)	(29,236)
Treasury stock, at cost; 3,292 and 3,260 shares, respectively	(122,754)	(118,336)

Total stockholders’ equity	842,284	807,100

Total liabilities and stockholders’ equity	$2,866,785	$2,476,343

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,141,286	$862,660	$3,134,591	$2,457,255
Used vehicle retail sales	462,395	377,115	1,333,603	1,053,609
Used vehicle wholesale sales	78,424	69,051	218,415	191,609
Parts and service sales	224,990	210,067	658,404	609,108
Finance, insurance and other, net	69,477	51,496	192,130	142,255

Total revenues	1,976,572	1,570,389	5,537,143	4,453,836

COST OF SALES:
New vehicle retail sales	1,074,736	806,498	2,951,379	2,304,057
Used vehicle retail sales	424,663	345,048	1,220,628	958,094
Used vehicle wholesale sales	79,067	69,254	216,031	187,651
Parts and service sales	106,875	100,836	312,106	289,295

Total cost of sales	1,685,341	1,321,636	4,700,144	3,739,097

GROSS PROFIT	291,231	248,753	836,999	714,739
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	216,082	188,185	629,521	547,120
DEPRECIATION AND AMORTIZATION EXPENSE	8,096	6,845	23,074	19,881
ASSET IMPAIRMENTS	—	3,644	288	4,008

INCOME FROM OPERATIONS	67,053	50,079	184,116	143,730
OTHER EXPENSE:
Floorplan interest expense	(7,942)	(6,964)	(23,424)	(20,245)
Other interest expense, net	(9,619)	(8,644)	(27,849)	(24,811)

INCOME BEFORE INCOME TAXES	49,492	34,471	132,843	98,674
PROVISION FOR INCOME TAXES	(18,157)	(12,977)	(49,766)	(37,135)

NET INCOME	$31,335	$21,494	$83,077	$61,539

BASIC EARNINGS PER SHARE	$1.38	$0.92	$3.64	$2.59
Weighted average common shares outstanding	21,521	22,020	21,600	22,377
DILUTED EARNINGS PER SHARE	$1.32	$0.91	$3.50	$2.57
Weighted average common shares outstanding	22,458	22,219	22,501	22,533

CASH DIVIDENDS PER COMMON SHARE	$0.15	$0.13	$0.44	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited, in thousands)
NET INCOME	$31,335	$21,494	$83,077	$61,539
Other comprehensive loss:
Foreign currency translation adjustment	1,856	(978)	1,850	319
Unrealized loss on marketable securities, net of tax benefit of $10, $7, $5 and $13, respectively	(16)	(11)	(8)	(22)

Net unrealized loss on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $2,786, $7,186, $7,352 and $9,593, respectively	(4,644)	(11,976)	(12,254)	(15,988)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,006, $1,281, $3,216 and $3,876, respectively	1,676	2,134	5,360	6,460

Net unrealized loss on interest rate swaps, net of tax	(2,968)	(9,842)	(6,894)	(9,528)

OTHER COMPREHENSIVE LOSS, NET OF TAXES	(1,128)	(10,831)	(5,052)	(9,231)

COMPREHENSIVE INCOME	$30,207	$10,663	$78,025	$52,308

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
	(Unaudited, in thousands)
BALANCE, December 31, 2011	25,967	$260	$363,375	$591,037	$(29,236)	$(118,336)	$807,100
Net income	—	—	—	83,077	—	—	83,077
Other comprehensive loss, net	—	—	—	—	(5,052)	—	(5,052)
Purchases of treasury stock	—	—	—	—	—	(11,317)	(11,317)
3.00% Convertible Notes reclassification to temporary equity	—	—	(33,313)	—	—	—	(33,313)
Issuance of common and treasury shares to employee stock purchase plans	(236)	(2)	(9,387)	—	—	6,899	— (2,490)
Proceeds from sales of common stock under employee stock purchase plans	85	1	4,242	—	—	—	— 4,243
Issuance of restricted stock	296	2	(2)	—	—	—	—
Forfeiture of restricted stock	(100)	(1)	1	—	—	—	—
Stock-based compensation	—	—	8,904	—	—	—	8,904
Tax effect from stock-based compensation plans	—	—	1,122	—	—	—	1,122
Cash dividends	—	—	—	(9,990)	—	—	(9,990)

BALANCE, September 30, 2012	26,012	$260	$334,942	$664,124	$(34,288)	$(122,754)	$842,284

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,077	$61,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,074	19,881
Deferred income taxes	10,755	16,280
Asset impairments	288	4,008
Stock-based compensation	8,943	8,333
Amortization of debt discount and issue costs	9,659	8,871
Gain on real estate transactions	(2,131)	—
Gain on disposition of assets	—	(967)
Tax effect from stock-based compensation	(1,015)	(651)
Other	1,609	636
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	19,294	39,722
Accounts and notes receivable	6,680	3,908
Inventories	(193,145)	111,704
Contracts-in-transit and vehicle receivables	25,135	13,525
Prepaid expenses and other assets	6,575	(3,454)
Floorplan notes payable - manufacturer affiliates	(5,979)	19,028
Deferred revenues	(110)	(1,245)

Net cash provided by (used in) operating activities	(7,291)	301,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(116,528)	(109,935)
Proceeds from disposition of franchises, property and equipment	257	5,768
Purchases of property and equipment, including real estate	(67,877)	(45,052)
Other	2,814	421

Net cash used in investing activities	(181,334)	(148,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - Floorplan Line	4,186,871	3,635,810
Repayments on credit facility - Floorplan Line	(4,014,024)	(3,759,598)
Borrowings on mortgage facility	18,080	—
Principal payments on mortgage facility	(1,648)	(1,065)
Borrowings of other long-term debt	36	202
Principal payments of long-term debt related to real estate loans	(7,297)	(5,684)
Borrowings of long-term debt related to real estate	54,320	21,823
Principal payments of other long-term debt	(3,938)	(2,851)
Repurchases of common stock, amounts based on settlement date	(11,317)	(44,912)
Proceeds from issuance of common stock to benefit plans	1,753	3,094
Tax effect from stock-based compensation	1,015	651
Dividends paid	(10,029)	(8,262)

Net cash provided by (used in) financing activities	213,822	(160,792)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,270)	(71)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,927	(8,543)
CASH AND CASH EQUIVALENTS, beginning of period	14,895	19,843

CASH AND CASH EQUIVALENTS, end of period	$38,822	$11,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$3,738	$845
Repurchases of common stock, accrued in accounts payable and accrued expenses	$—	$5,866

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

As of September 30, 2012, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (47 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (64 dealerships in California, Kansas, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s 11 dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update changes certain fair value measurement principles and enhances the disclosure requirements, particularly Level 3 fair value measurements. The Company adopted ASU 2011-04 as of March 31, 2012 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted ASU 2011-08 as of March 31, 2012 and it did not have an impact on the Company’s consolidated financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (likelihood more than 50%) that the fair value of the indefinite-lived intangible assets is impaired as a basis for determining whether it is necessary to revalue the fair value of the impaired assets. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this update to have a material effect on its consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. ACQUISITIONS AND DISPOSITIONS

During the first nine months of 2012, the Company acquired seven dealerships in South Carolina, Texas, Kansas, and Florida, as well as six dealerships in the U.K. Consideration paid for these dealerships totaled $116.5 million. During the three months ended September 30, 2012, the Company terminated a dealership franchise in Texas.

During the first nine months of 2011, the Company acquired five dealerships in Texas. Consideration paid for these dealerships totaled $109.9 million. In addition, the Company sold for $4.1 million a non-operating dealership facility that qualified as held-for-sale as of December 31, 2010, with no gain or loss recognized by the Company during the nine months ended September 30, 2011.

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

As of September 30, 2012, the Company held interest rate swaps in effect of $425.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.8%. For the three and nine months ended September 30, 2012, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.4 million and $7.7 million, respectively; for the three and nine months ended September 30, 2011, the impact of these interest rate hedges increased floorplan interest by $3.1 million and $9.6 million, respectively. Total floorplan interest expense was $7.9 million and $7.0 million for the three months ended September 30, 2012 and 2011, respectively, and $23.4 million and $20.2 million for the nine months ended September 30, 2012 and 2011, respectively.

In addition to the $425.0 million of swaps in effect as of September 30, 2012, the Company has entered into 12 additional interest rate swaps with forward start dates between December 2012 and December 2016 and expiration dates between December 2017 and December 2019, one of which was executed subsequent to September 30, 2012. The aggregate notional value of these forward-starting swaps is $600.0 million, and the weighted average interest rate is 2.7%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2012 and December 31, 2011, the Company reflected liabilities from interest rate risk management activities of $45.1 million and $34.0 million, respectively, in its Consolidated Balance Sheets. Several of the Company’s interest rate swaps expire in 2012, and as such, the fair value of these instruments are classified as current liabilities in the accompanying Consolidated Balance Sheets. Included in accumulated other comprehensive loss at September 30, 2012 and 2011 are unrealized losses, net of income taxes, totaling $28.2 million and $20.5 million, respectively, related to these hedges.

At September 30, 2012, all of the Company’s derivative contracts were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three months ended September 30, 2012 or 2011, respectively.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in OCI
Derivatives in Cash Flow Hedging Relationship	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Interest rate swap contracts	$(6,894)	$(9,528)

	Amount of Loss Reclassified from OCI into Statements of Operations
Location of Loss Reclassified from OCI into	Nine Months Ended September 30,
Statements of Operations	2012	2011
	(In thousands)
Floorplan interest expense	$(7,720)	$(9,587)
Other interest expense	$(856)	$(749)

The amount expected to be reclassified out of other comprehensive income into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $10.4 million.

4. STOCK-BASED COMPENSATION PLANS

The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its Employee Stock Purchase Plan, as amended.

2007 Long Term Incentive Plan

The Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (“Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan to 7.5 million, for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (a) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant; and (b) stock appreciation rights, restricted stock, performance awards, and bonus stock, each granted at the market price of the Company’s common stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. All outstanding option awards are exercisable over a period not to exceed ten years and vest over a period not to exceed five years. Certain of the Company’s option awards are subject to graded vesting over a service period for the entire award. As of September 30, 2012, there were 1,075,940 shares available for issuance under the Incentive Plan.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Awards

In 2005, the Company began granting to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units pursuant to the Incentive Plan. In 2006, the Company began granting to certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards and performance awards qualify as participating securities as each contain non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 5, “Earnings Per Share” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to forfeiture provisions for periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. Performance awards are considered outstanding at the date of grant and have forfeiture provisions that lapse based on the passage of time and the achievement of certain performance criteria established by the Compensation Committee of the Company’s Board of Directors. During the first nine months of September 30, 2012, there were no granted or outstanding performance awards. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual or expected forfeitures differ from the previous estimate.

A summary of these awards as of September 30, 2012, along with the changes during the nine months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,154,004	$28.30
Granted	296,624	53.91
Vested	(150,956)	29.28
Forfeited	(100,422)	31.97

Nonvested at September 30, 2012	1,199,250	$34.20

Employee Stock Purchase Plan

In 1997, the Company adopted the “Group 1 Automotive, Inc. Employee Stock Purchase Plan as amended” (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the employee acquires shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2012, there were 745,960 shares available for future issuance under the Purchase Plan. During the nine months ended September 30, 2012 and 2011, the Company issued 85,081 and 80,667 shares, respectively, of common stock to employees participating in the Purchase Plan.

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $11.23 and $9.04 during the nine months ended September 30, 2012 and 2011, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.

Stock-Based Compensation

Total stock-based compensation cost was $3.0 million and $2.8 million for the three months ended September 30, 2012 and 2011, respectively, and $8.9 million and $8.3 million for the nine months ended September 30, 2012 and 2011, respectively. Cash received from option exercises and Purchase Plan purchases was $4.2 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively. Additional paid-in capital increased by $1.1 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively, due to the effect of tax deductions for options exercised and vesting of restricted shares that were more than the associated book expense previously recognized. Total income tax benefit recognized for stock-based compensation arrangements was $2.4 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	21,521	22,020	21,600	22,377
Dilutive effect of contingently Convertible 3.00% Notes	926	185	890	144
Dilutive effect of stock options, net of assumed repurchase of treasury stock	3	6	4	8
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	8	8	7	4

Weighted average dilutive common shares outstanding	22,458	22,219	22,501	22,533

Basic:
Net Income	$31,335	$21,494	$83,077	$61,539
Less: Earnings allocated to participating securities	1,702	1,265	4,525	3,570

Earnings available to basic common shares	$29,633	$20,229	$78,552	$57,969

Basic earnings per common share	$1.38	$0.92	$3.64	$2.59
Diluted:
Net Income	$31,335	$21,494	$83,077	$61,539
Less: Earnings allocated to participating securities	1,641	1,256	4,373	3,550

Earnings available to diluted common shares	$29,694	$20,238	$78,704	$57,989

Diluted earnings per common share	$1.32	$0.91	$3.50	$2.57

Any options with exercise prices in excess of the average market price of the Company’s common stock during each of the quarterly periods in the years presented are not considered when calculating the dilutive effect of stock options for the diluted EPS calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for both the three and nine months ended September 30, 2012 and 2011.

As discussed in Note 9, “Long-Term Debt” below, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 9) and the 2.25% Warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. Although the ten-year call options the Company purchased on its common stock in connection with the issuance of the 2.25% Notes (“2.25% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended September 30, 2012 was less than the conversion price in effect at the end of the respective periods, no net shares were included in the computation of diluted EPS for such period, as the impact would have been anti-dilutive. Refer to Note 9 for a description of the change to the conversion price, which occurred during the three months ended September 30, 2012 as a result of the Company’s decision to pay a cash dividend in excess of $0.14.

In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 9) and the 3.00% Warrants sold in connection with the 3.00% Notes (“3.00% Warrants”). Although the ten-year call options the Company purchased on its common stock in connection with the issuance of the 3.00% Notes (“3.00% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

price of the Company’s common stock for the three months ended September 30, 2012 was more than the conversion price in effect at the end of the respective periods, the dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted earnings per share. Refer to Note 9 for a description of the change to the conversion price, which occurred during the three months ended September 30, 2012 as a result of the Company’s decision to pay a cash dividend, as well as the change in the convertibility of the 3.00% Notes as of September 30, 2012.

6. INCOME TAXES

The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. relative to its foreign subsidiaries. The effective income tax rate of 36.7% of pretax income for the three months ended September 30, 2012 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state and foreign jurisdictions in which the Company operates.

For the nine months ended September 30, 2012, the Company’s effective tax rate decreased to 37.5% from 37.6% for the same period in 2011. The change was primarily due to the mix of pretax income from the taxable state and foreign jurisdictions in which the Company operates.

As of September 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the nine months ended September 30, 2012. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Taxable years 2007 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts and notes receivable consisted of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$54,634	$48,912
Parts and service receivables	18,360	16,956
Finance and insurance receivables	13,947	16,755
Other	12,540	11,395

Total accounts and notes receivable	99,481	94,018
Less allowance for doubtful accounts	1,375	1,243

Accounts and notes receivable, net	$98,106	$92,775

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
	(In thousands)
New vehicles	$814,715	$610,694
Used vehicles	175,260	153,648
Rental vehicles	67,563	57,790
Parts, accessories and other	49,655	45,338

Inventories, net	$1,107,193	$867,470

New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost or market determined on a first-in, first-out basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	September 30, 2012	December 31, 2011
	(unaudited)
		(Dollars in thousands)
Land	—	$235,996	$211,754
Buildings	30 to 40	318,855	284,638
Leasehold improvements	up to 30	93,445	86,084
Machinery and equipment	7 to 20	68,193	59,316
Furniture and fixtures	3 to 10	62,532	54,406
Company vehicles	3 to 5	10,739	9,877
Construction in progress	—	20,764	16,719

Total		810,524	722,794
Less accumulated depreciation		160,713	137,161

Property and equipment, net		$649,811	$585,633

During the nine months ended September 30, 2012, the Company incurred $39.7 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the nine months ended September 30, 2012 associated with existing dealership operations totaling $23.7 million. And, in conjunction with the Company’s acquisition of 13 separate dealerships during the nine months ended September 30, 2012, the Company acquired $34.4 million of real estate and other property and equipment.

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

Revolving Credit Facility

The Revolving Credit Facility expires on June 1, 2016 and consists of two tranches: $1.1 billion for vehicle inventory floorplan financing (“Floorplan Line”) and $250.0 million for working capital, including acquisitions (“Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 150 basis points for new vehicle inventory and the one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company had $5.5 million of related unamortized costs as of September 30, 2012 that are being amortized over the term of the facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

After considering outstanding balances of $782.6 million at September 30, 2012, the Company had $317.4 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $317.4 million available borrowings under the Floorplan Line was $128.3 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% and 1.8% as of September 30, 2012 and December 31, 2011, respectively, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of September 30, 2012 or December 31, 2011. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants. After considering $24.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $225.7 million of available borrowing capacity under the Acquisition Line as of September 30, 2012.

All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2012, the Restricted Payment Basket totaled $109.7 million. As of September 30, 2012, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.

Ford Motor Credit Company Facility

The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of September 30, 2012, the Company had an outstanding balance of $98.9 million under the FMCC Facility with an available floorplan borrowing capacity of $51.1 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of September 30, 2012, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.

Other Credit Facilities

The Company has a credit facility with BMW Financial Services and Volkswagen Finance for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.1% to 4.5% as of September 30, 2012.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of September 30, 2012, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 5.3%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. LONG-TERM DEBT

The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
2.25% Convertible Senior Notes	$150,465	$144,985
3.00% Convertible Senior Notes	79,854	77,401
Mortgage Facility	57,435	41,003
Other Real Estate Related and Long-Term Debt	241,205	194,580
Capital lease obligations related to real estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 11.1%	38,762	39,295

	567,721	497,264
Less current maturities of mortgage facility and other long-term debt	21,627	14,663

	$546,094	$482,601

Fair Value of Long-Term Debt

The Company’s outstanding 2.25% Convertible Senior Notes (“2.25% Notes”) had a fair value of $212.3 million and $192.3 million as of September 30, 2012 and December 31, 2011, respectively. The Company’s outstanding 3.00% Convertible Senior Notes (“3.00% Notes”) had a fair value of $199.4 million and $170.6 million as of September 30, 2012 and December 31, 2011, respectively. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.

The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2012 and December 31, 2012. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

2.25% Convertible Senior Notes

As of September 30, 2012 and December 31, 2011, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)

Total net equity component	$63,737	$63,737

Deferred income tax component	$11,518	$13,452

Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(31,071)	(36,344)
Unamortized underwriter fees	(1,217)	(1,424)

Net carrying amount of liability component	$150,465	$144,985

Unamortized debt issuance cost	$48	$56

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

For the nine months ended September 30, 2012 and 2011, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Year-to-date contractual interest expense	$3,084	$3,091
Year-to-date discount amortization (1)	$5,158	$4,758
Effective interest rate of liability component	7.7%	7.7%

(1)	Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470, Debt.

The 2.25% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $77.23 as of September 30, 2012); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $1.9 million at September 30, 2012.

As of September 30, 2012, the conversion rate was 16.8329 shares of common stock per $1,000 principal amount of 2.25% Notes, with a conversion price of $59.41 per share, which was reduced during the second quarter of 2012 as the result of the Company’s decision to pay a cash dividend in excess of $0.14 per share. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in excess of $0.14 per share in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.

As of September 30, 2012, the exercise price of the 2.25% Warrants, which are related to the issuance of the 2.25% Notes, was $80.28 due to the Company’s decision to pay a cash dividend in excess of $0.14 per share. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in excess of $0.14 per share in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.

Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to receive a total of 3.1 million shares of its common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 2.25% Notes (including payments of cash dividends in excess of $0.14 per share).

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.00% Convertible Senior Notes

As of September 30, 2012 and December 31, 2011, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Carrying amount of equity component (including temporary equity)	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)

Total net equity component	$24,487	$24,487

Deferred income tax component	$12,132	$12,956

Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(33,313)	(35,638)
Unamortized underwriter fees	(1,833)	(1,961)

Net carrying amount of liability component	$79,854	$77,401

Unamortized debt issuance cost	$270	$289

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

For the nine months ended September 30, 2012 and 2011, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Year-to-date contractual interest expense	$2,588	$2,588
Year-to-date discount amortization (1)	$2,199	$2,006
Effective interest rate of liability component	8.6%	8.6%

(1)	Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470, Debt.

The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (a) during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $49.09 as of September 30, 2012) (“Stock Price Trigger”); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture.

As a result of the Stock Price Trigger on September 30, 2012, the 3.00% Notes are convertible at the option of the holders during the three months ending December 31, 2012. As such, the Company reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance Sheet as of September 30, 2012. The debt portion of the 3.00% Notes continued to be classified as a long-term liability as of September 30, 2012, since the Company has the intent and ability to refinance any conversion of the 3.00% Notes with another long-term debt instrument. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of September 30, 2012. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $67.8 million at September 30, 2012.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2012, the conversion rate was 26.4811 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $37.76 per share, which was reduced during the second quarter of 2012 as the result of the Company’s decision to pay a cash dividend. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate is adjusted based on the formula defined in the 3.00% Notes Indenture.

As of September 30, 2012, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was $55.49 due to the Company’s decision to pay a cash dividend. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate is adjusted based on the formula defined in the 3.00% Notes Indenture.

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

Real Estate Credit Facility

As amended and restated, the Company’s real estate credit facility with Bank of America, N.A. and Comerica Bank (“Mortgage Facility”) provides the right to expand up to $83.4 million of term loans, of which $60.7 million has been used as of September 30, 2012. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the relevant real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized $0.9 million of debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility, $0.6 million of which were still unamortized as of September 30, 2012.

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

The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding, which began in April 2011, and is required to repay the aggregate amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the nine months ended September 30, 2012, the Company borrowed an additional $18.1 million to finance the acquisition and/or improvement of dealership facilities and made principal payments of $1.6 million on outstanding borrowings from the Mortgage Facility. As of September 30, 2012, borrowings outstanding under the amended and restated Mortgage Facility totaled $57.4 million, with $3.0 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, effective December 31, 2011, the Mortgage Facility was amended to require certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of September 30, 2012, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.

Real Estate Related Debt

The Company has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners – Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 4.56% and 5.47%, and at variable indexed rates plus a spread between 2.25% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $1.0 million of which were still unamortized as of September 30, 2012.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The loan agreements with TMCC consist of seven term loans, two of which were added during the nine months ended September 30, 2012 for $11.6 million. As of September 30, 2012, $48.4 million was outstanding under the TMCC term loans with $5.4 million classified as current. The maturity dates vary from two to seven years and provide for monthly payments based on a 20-year amortization schedule. These seven loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.

The loan agreements with MBFS consist of three term loans. As of September 30, 2012, $47.5 million was outstanding under the MBFS term loans with $1.6 million classified as current. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other. They are also cross-defaulted with the Revolving Credit Facility.

The loan agreements with BMWFS consist of 15 term loans, two of which were added during the nine months ended September 30, 2012 for $14.4 million to finance the acquisition of a dealership facility. As of September 30, 2012, $82.2 million was outstanding under the BMWFS term loans with $4.0 million classified as current. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of seven years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 15 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.

In addition, agreements with third-party financial institutions consist of six term loans for an aggregate principal amount of $37.0 million, to finance real estate associated with six of the Company’s dealerships. The loans are being repaid in monthly installments that began in September 2011 and will mature by August 2019. As of September 30, 2012, borrowings under these notes totaled $35.9 million, with $1.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. These six loans are cross-defaulted with the Revolving Credit Facility.

The Company has also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by the Company’s foreign subsidiary properties. During the nine months ended September 30, 2012, the Company borrowed £4.9 million to partially finance the April 2012 acquisition of six U.K. dealerships. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in March 2010 and mature by August 2027. As of September 30, 2012, borrowings under the Foreign Notes totaled $19.1 million, with $2.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company designates its investments in marketable securities and debt instruments as available-for-sale, measures them at fair value, and classifies them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. The Company maintained multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers’ acceptances, that have maturities of less than three months. The Company determined that the valuation measurement inputs of these marketable securities represented unadjusted quoted prices in active markets and, accordingly, classified such investments within Level 1 of the hierarchy framework.

The Company, also held investments in debt instruments, such as government obligations and other fixed income securities. The debt securities were measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the hierarchy framework.

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

The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified investments in marketable securities, debt instruments, and interest rate derivative financial instruments as having met such criteria. The respective fair values measured on a recurring basis as of September 30, 2012 and December 31, 2011, respectively, were as follows:

	As of September 30, 2012
	Level 1	Level 2	Total
	(In thousands)
Assets:
Debt securities:
Demand obligations	$—	$30,123	$30,123

Total	$—	$30,123	$30,123

Liabilities:
Interest rate derivative financial instruments	$—	$45,069	$45,069

Total	$—	$45,069	$45,069

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2011
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities - money market	$1,571	$—	$1,571

Debt securities:
Demand obligations	—	271	271
Collateralized mortgage obligations	—	19	19
Corporate bonds	—	338	338
Municipal obligations	—	683	683
Mortgage backed	—	632	632

Total debt securities	—	1,943	1,943

Total	$1,571	$1,943	$3,514

Liabilities:
Interest rate derivative financial instruments	$—	$34,040	$34,040

Total	$—	$34,040	$34,040

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $8.2 million as of September 30, 2012. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.

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

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2012 and 2011 were as follows:

	Unrealized Loss on Foreign Currency	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2010	$(7,852)	$50	$(10,953)	$(18,755)
Other comprehensive income (loss), net of tax	319	(22)	(9,528)	(9,231)

Balance, September 30, 2011	$(7,533)	$28	$(20,481)	$(27,986)

Balance, December 31, 2011	$(7,969)	$8	$(21,275)	$(29,236)
Other comprehensive income (loss), net of tax	1,850	(8)	(6,894)	(5,052)

Balance, September 30, 2012	$(6,119)	$—	$(28,169)	$(34,288)

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:

•

depressed consumer confidence, raised unemployment and limited availability of consumer credit, may cause a marked decline in demand for new and used vehicles; future deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may similarly affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (a) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q and (b) Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K.

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

Overview

We are a leading operator in the automotive retail industry. As of September 30, 2012, we owned and operated 143 franchises, representing 32 brands of automobiles, at 111 dealership locations and 26 collision service centers in the U.S. and 16 franchises at 11 dealerships and three collision centers in the U.K. Through our regions, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S. and in the towns of Brighton, Chelmsford, Colchester, Farnborough, Hailsham, Harold Wood, Hindhead, London, Southend, Stanstead, and Worthing in the U.K.

As of September 30, 2012, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (47 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina) and (b) the West (64 dealerships in California, Kansas, Oklahoma and Texas). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.

Outlook

In 2011 and through the first nine months of 2012, consumer demand for new and used vehicles has shown improvement. According to industry experts, the September 2012 seasonally adjusted annual rate of sales (or “SAAR”) was 14.9 million units, compared to 13.1 million units a year ago. We believe that the stabilizing economic trends provide opportunities for us to improve our operating results as we: (a) expand our new and used vehicle sales results and improve our sales efficiency; (b) continue to focus on our higher margin parts and service business by enhancing the cost effectiveness of our marketing efforts, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through continued cost containment. But given the depth of the economic downturn experienced from September 2008 through most of 2009, we believe the recovery to historically normalized industry selling levels will probably be extended.

Our operations have, and we believe that our operations will continue to generate positive cash flow. As such, we are focused on maximizing the return on the capital that we generate from our operations and positioning our balance sheet to take advantage of investment opportunities as they arise. We continue to closely scrutinize all planned future capital spending and work closely with our original equipment manufacturer (“OEM”) partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our 2012 capital spending will be less than $63.0 million, which includes $15.0 million for specific growth initiatives in our parts and service business.

We remain committed to our growth-by-acquisition strategy, and with the prolonged nature of the anticipated economic recovery, we believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria. During the first nine months of 2012, we completed the acquisition of 13 dealerships. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.

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

For the three months ended September 30, 2012, total revenues increased 25.9% from 2011 levels to $2.0 billion and gross profit improved 17.1% to $291.2 million. For the nine months ended September 30, 2012, total revenues increased 24.3% from 2011 levels to $5.5 billion and gross profit improved 17.1% to $837.0 million. Operating income increased for the three and nine months ended September 30, 2012 by 33.9% and 28.1%, respectively, from 2011 to $67.1 million and $184.1 million, respectively. Income before income taxes increased to $49.5 million for the third quarter of 2012, which was a 43.6% improvement over the same period from the prior year. For the first nine months of 2012, income before income taxes increased 34.6% to $132.8 million. For the three months ended September 30, 2012 and 2011, we realized net income of $31.3 million and $21.5 million, respectively, and diluted income per share of $1.32 and $0.91, respectively. For the nine months ended September 30, 2012 and 2011, we realized net income of $83.1 million and $61.5 million, respectively, and diluted income per share of $3.50 and $2.57, respectively. For the nine months ended September 30, 2012, our net cash provided was $23.9 million and in the same period of 2011, our net cash used was $8.5 million.

Key Performance Indicators

The following table highlights certain of the key performance indicators we use to manage our business:

Consolidated Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unit Sales
Retail Sales
New Vehicle	34,532	25,777	95,386	74,578
Used Vehicle	22,433	18,770	65,186	52,700

Total Retail Sales	56,965	44,547	160,572	127,278
Wholesale Sales	12,049	9,697	33,287	27,246

Total Vehicle Sales	69,014	54,244	193,859	154,524

Gross Margin
New Vehicle Retail Sales	5.8%	6.5%	5.8%	6.2%
Total Used Vehicle Sales	6.9%	7.1%	7.4%	8.0%
Parts and Service Sales	52.5%	52.0%	52.6%	52.5%
Total Gross Margin	14.7%	15.8%	15.1%	16.0%

SG&A(1) as a % of Gross Profit	74.2%	75.7%	75.2%	76.5%

Operating Margin	3.4%	3.2%	3.3%	3.2%

Pretax Margin	2.5%	2.2%	2.4%	2.2%

Finance and Insurance Revenues per Retail Unit Sold	$1,220	$1,156	$1,197	$1,118

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances that are discussed in more detail in the “Results of Operations” section that follows.

During the first nine months of 2012, our industry experienced an increase in SAAR of new vehicle unit sales. While the average SAAR is still low relative to the years before 2008, it has risen from an average of 12.5 million through the first nine months of 2011 to 14.4 million in 2012. Our new vehicle retail sales revenues increased 32.3% and 27.6% for the three and nine months ended September 30, 2012, respectively. This growth primarily reflects an increase in new vehicle unit sales of 34.0% and 27.9% for the three and nine months ended September 30, 2012, respectively, reflecting healthier consumer confidence, improved inventory levels in our import brands that experienced shortages as a result of the March 2011 natural disaster in Japan and strong execution by our operating team. New vehicle retail gross margin declined during the three and nine months ended September 30, 2012 primarily as a result of an industry wide increase in the supply of new vehicles units.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, as well as our ability to effectively manage the level and quality of our overall used vehicle inventory. The stabilizing economic environment that has benefited new vehicle sales also supported improved used vehicle demand that positively impacted our used vehicle retail sales. Used vehicle gross margins declined for the three and nine months ended September 30, 2012.

Our parts and service sales increased by 7.1% and 8.1%, respectively, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily driven by increases in our customer pay parts and service business and in our collision business, as well as an increase in our wholesale parts business. Our parts and service margins increased for the third quarter of 2012 and for the nine months ended September 30, 2012, as compared to the same periods in 2011, primarily as a result of an increase in internal work generated by increased new and used retail vehicle sales volumes.

Our consolidated finance and insurance income per retail unit sold increased for the three and nine months of 2012, as compared to the same periods in 2011, primarily driven by increases in penetration rates for finance and vehicle service contracts. In addition, we experienced increases in income per contract in our insurance and other product offerings.

Our total gross margin declined for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, as a result of the shift in business mix towards the lower margin new and used vehicle businesses.

Our consolidated SG&A expenses increased in absolute dollars for the three and nine months ended September 30, 2012, as compared to the same periods in 2011 primarily as a result of the correlation to vehicle sales volumes, as well as dealership acquisitions. However, SG&A as a percentage of gross profit declined 150 and 130 basis points respectively, for the three and nine months ended September 30, 2012 from the same periods in 2011, reflecting ongoing cost control and the leverage on our cost structure that the higher revenues and gross profits provide.

For the three and nine months ended September 30, 2012, floorplan interest expense increased 14.0% and 15.7%, respectively, as compared to the same periods in 2011, primarily due to higher weighted average borrowings as our import brand inventories returned to more normalized levels following the March 2011 natural disasters in Japan and reflecting recent acquisitions. Other interest expense increased 11.3% and 12.2%, respectively, for the three and nine months ended September 30, 2012, largely due to an increase in real estate related borrowings.

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

Results of Operations

The following tables present comparative financial and non-financial data for the three and nine months ended September 30, 2012 and 2011 of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”), and (c) the consolidated company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2012, as compared to 2011:

Total Same Store Data

(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Revenues
New vehicle retail	$1,036,633	20.2%	$862,661	$2,856,681	16.5%	$2,452,455
Used vehicle retail	425,287	12.8%	377,115	1,228,597	16.8%	1,051,812
Used vehicle wholesale	68,160	(1.3)%	69,051	192,587	0.6%	191,528
Parts and service	210,839	0.4%	210,066	615,547	1.3%	607,733
Finance, insurance and other	64,996	26.2%	51,508	178,771	25.9%	141,994

Total revenues	$1,805,915	15.0%	$1,570,401	$5,072,183	14.1%	$4,445,522

Cost of Sales
New vehicle retail	$977,462	21.2%	$806,497	$2,691,543	17.0%	$2,299,593
Used vehicle retail	390,146	13.1%	345,049	1,124,507	17.6%	956,566
Used vehicle wholesale	68,613	(0.9)%	69,254	190,142	1.4%	187,588
Parts and service	100,656	(0.2)%	100,836	292,127	1.3%	288,406

Total cost of sales	$1,536,877	16.3%	$1,321,636	$4,298,319	15.2%	$3,732,153

Gross profit	$269,038	8.1%	$248,765	$773,864	8.5%	$713,369

Selling, general and administrative expenses	$198,852	5.6%	$188,230	$581,773	6.5%	$546,415
Depreciation and amortization expenses	$7,631	11.5%	$6,8465	$21,882	10.2%	$19,855
Floorplan interest expense	$7,364	5.7%	$6,964	$21,543	6.8%	$20,166
Gross Margin
New vehicle retail	5.7%		6.5%	5.8%		6.2%
Used vehicle	7.0%		7.1%	7.5%		8.0%
Parts and service	52.3%		52.0%	52.5%		52.5%
Total gross margin	14.9%		15.8%	15.3%		16.0%
SG&A as a % of gross profit	73.9%		75.7%	75.2%		76.6%
Operating margin	3.5%		3.2%	3.4%		3.2%
Finance and insurance revenues per retail unit sold	$1,243	7.5%	$1,156	$1,212	8.4%	$1,118

The discussion that follows provides explanation for the material variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three and nine months ended September 30, 2012 and 2011.

New Vehicle Retail Data

(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Retail Unit Sales
Same Stores	31,463	22.1%	25,777	87,154	17.1%	74,414
Transactions	3,069		—	8,232		164

Total	34,532	34.0%	25,777	95,386	27.9%	74,578

Retail Sales Revenues
Same Stores	$1,036,633	20.2%	$862,661	$2,856,681	16.5%	$2,452,455
Transactions	104,653		(1)	277,910		4,800

Total	$1,141,286	32.3%	$862,660	$3,134,591	27.6%	$2,457,255

Gross Profit
Same Stores	$59,171	5.4%	$56,164	$165,138	8.0%	$152,862
Transactions	7,379		(2)	18,074		336

Total	$66,550	18.5%	$56,162	$183,212	19.6%	$153,198

Gross Profit per Retail Unit Sold
Same Stores	$1,881	(13.7)%	$2,179	$1,895	(7.7)%	$2,054
Transactions	$2,404			$2,196		$2,049
Total	$1,927	(11.6)%	$2,179	$1,921	(6.5)%	$2,054

Gross Margin
Same Stores	5.7%		6.5%	5.8%		6.2%
Transactions	7.1%		200.0%	6.5%		7.0%
Total	5.8%		6.5%	5.8%		6.2%

Coupled with the increase in SAAR, we believe the focus that we have placed on improving our dealership sales processes has contributed to increased Same Store new vehicle sales and profit. In addition, the recovery by our major import brand OEM partners from the natural disasters in Japan in 2011 led to the normalization of inventory levels and bolstered new vehicle sales. Our Same Store new vehicle retail sales revenues increased 20.2%, primarily as a result of increased new vehicle retail unit sales of 22.1% for the three months ended September 30, 2012, as compared to the same period in 2011. From a mix standpoint, we generated the majority of the volume increase through our import brands, which sold 31.1% more units in the third quarter of 2012, as compared to the same period in 2011. Same Store revenues for the three months ended September 30, 2012 improved 29.8% in our import brands, as compared to the same period in 2011, as well as 15.6% and 9.4% in our luxury and domestic categories, respectively. The mix shift effect on revenues from the normalization of import brand inventories contributed to a decline in our Same Store revenues per retail unit (“PRU”), which decreased 1.6% to $32,948 in the third quarter of 2012, as compared to the same period in 2011. The level of retail sales, as well as our own ability to retain or grow market share during the future periods, is difficult to predict.

Our Same Store new vehicle gross profit increased 5.4% for the three months ended September 30, 2012 as a result of the 22.1% increase in new vehicle retail unit sales. The mix effect of our new vehicle business shifting to import from luxury brands, coupled with the improved level of industry-wide supply of import brand inventory contributed to a decline in our Same Store gross profit PRU by 13.7% to $1,881 for the three months ended September 30, 2012, as compared to the same period in 2011. As a result, our Same Store new vehicle gross margin for the three months ended September 30, 2012 declined 80 basis points to 5.7% from the same period in 2011.

For the nine months ended September 30, 2012, as compared to the same period in 2011, Same Store new vehicle retail unit sales increased 17.1% and retail sales revenues increased 16.5%. Same Store retail unit sales increased 22.3%, 16.7%, and 7.3% in our import, domestic, and luxury categories, respectively. Our Same Store new vehicle retail sales revenues PRU were down 0.5% to $32,777 for the nine months ended September 30, 2012, as compared to the same period in 2011. Gross profit PRU decreased 7.7% to $1,895 in the first nine months of 2012 from the same period in 2011, and, as a result, our gross margin decreased 40 basis points from 6.2% to 5.8% for the nine months ended 2012, as compared to the same period in 2011.

The following table sets forth our Same Store new vehicle retail sales volume by manufacturer:

Same Store New Vehicle Unit Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Toyota	10,626	43.7%	7,393	29,458	29.3%	22,786
Nissan	4,132	5.5	3,916	11,325	8.2	10,464
Honda	3,647	51.8	2,402	10,342	24.9	8,283
BMW	3,392	0.4	3,378	9,789	(0.5)	9,839
Ford	2,990	15.2	2,595	7,498	19.3	6,284
Daimler	1,500	16.1	1,292	4,389	6.1	4,135
General Motors	1,545	(4.0)	1,610	4,149	5.3	3,942
Chrysler	1,488	14.5	1,300	4,196	26.4	3,319
Volkswagen	829	15.6	717	2,080	13.7	1,829
Other	1,314	11.9	1,174	3,928	11.2	3,533

Total	31,463	22.1%	25,777	87,154	17.1%	74,414

Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended September 30, 2012 and 2011 was $9.2 million and $6.7 million, respectively. And, during the first nine months of 2012 and 2011, we recognized total interest assistance of $25.3 million and $18.8 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. The increase in floorplan interest assistance from 2011 to 2012 was primarily the result of increased inventory turnover.

In effect, as of September 30, 2012, we had interest rate swaps with an aggregate notional amount of $425.0 million, at a weighted average one-month LIBOR of 2.8%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of the variable component of our total floorplan interest expense and further mitigating the impact of interest rate fluctuations. Over the past three years, manufacturers’ interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 62.6% in the fourth quarter of 2009 to 115.9% in the third quarter of 2012.

We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. We increased our new vehicle inventory levels by $206.8 million, or 33.4%, from $619.2 million as of December 31, 2011 to $826.0 million as of September 30, 2012, primarily as a result of the Japanese brand inventory levels that have normalized in 2012 and in response to an improved selling environment in 2012. Our consolidated days’ supply of new vehicle inventory increased to 63 days as of September 30, 2012 compared to 54 days at December 31, 2011, as import brand inventories recovered from the industry-wide shortages in 2011.

Used Vehicle Retail Data

(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Retail Unit Sales
Same Stores	20,808	10.9%	18,770	60,398	14.8%	52,606
Transactions	1,625		—	4,788		94

Total	22,433	19.5%	18,770	65,186	23.7%	52,700

Retail Sales Revenues
Same Stores	$425,287	12.8%	$377,115	$1,228,597	16.8%	$1,051,812
Transactions	37,108		—	105,006		1,797

Total	$462,395	22.6%	$377,115	$1,333,603	26.6%	$1,053,609

Gross Profit
Same Stores	$35,141	9.6%	$32,066	$104,090	9.3%	$95,246
Transactions	2,591		1	8,885		269

Total	$37,732	17.7%	$32,067	$112,975	18.3%	$95,515

Gross Profit per Retail Unit Sold
Same Stores	$1,689	(1.1)%	$1,708	$1,723	(4.9)%	$1,811
Transactions	$1,594			$1,856		$2,862
Total	$1,682	(1.5)%	$1,708	$1,733	(4.4)%	$1,812

Gross Margin
Same Stores	8.3%		8.5%	8.5%		9.1%
Transactions	7.0%			8.5%		15.0%
Total	8.2%		8.5%	8.5%		9.1%

Used Vehicle Wholesale Data

(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Wholesale Unit Sales
Same Stores	10,763	11.0%	9,697	29,925	9.9%	27,232
Transactions	1,286		—	3,362		14

Total	12,049	24.3%	9,697	33,287	22.2%	27,246

Wholesale Sales Revenues
Same Stores	$68,160	(1.3)%	$69,051	$192,587	0.6%	$191,528
Transactions	10,264		—	25,828		81

Total	$78,424	13.6%	$69,051	$218,415	14.0%	$191,609

Gross Profit
Same Stores	$(453)	123.2%	$(203)	$2,445	(37.9)%	$3,940
Transactions	(190)		—	(61)		18

Total	$(643)	216.7%	$(203)	$2,384	(39.8)%	$3,958

Gross Profit per Wholesale Unit Sold
Same Stores	$(42)	100.0%	$(21)	$82	(43.4)%	$145
Transactions	$(148)		$—	$(18)		$1,286
Total	$(53)	152.4%	$(21)	$72	(50.3)%	$145

Gross Margin
Same Stores	(0.7)%		(0.3)%	1.3%		2.1%
Transactions	(1.9)%			(0.2)%		22.2%
Total	(0.8)%		(0.3)%	1.1%		2.1%

Total Used Vehicle Data

(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Used Vehicle Unit Sales
Same Stores	31,571	10.9%	28,467	90,323	13.1%	79,838
Transactions	2,911		—	8,150		108

Total	34,482	21.1%	28,467	98,473	23.2%	79,946

Sales Revenues
Same Stores	$493,447	10.6%	$446,166	$1,421,184	14.3%	$1,243,340
Transactions	47,372		—	130,834		1,878

Total	$540,819	21.2%	$446,166	$1,552,018	24.6%	$1,245,218

Gross Profit
Same Stores	$34,688	8.9%	$31,863	$106,535	7.4%	$99,186
Transactions	2,401		1	8,824		287

Total	$37,089	16.4%	$31,864	$115,359	16.0%	$99,473

Gross Profit per Used Vehicle Unit Sold
Same Stores	$1,099	(1.8)%	$1,119	$1,179	(5.1)%	$1,242
Transactions	$825			$1,083		$2,657
Total	$1,076	(3.8)%	$1,119	$1,171	(5.9)%	$1,244

Gross Margin
Same Stores	7.0%		7.1%	7.5%		8.0%
Transactions	5.1%			6.7%		15.3%
Total	6.9%		7.1%	7.4%		8.0%

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

The improved selling environment, coupled with our emphasis on improving our dealership sales processes resulted in an increase in our Same Store used vehicle retail units sales of 10.9% for the three months ended September 30, 2012, as compared to the same period in 2011. In addition, our average used vehicle retail selling price increased by $347 to $20,439 during the three months ended September 30, 2012 from the same period in 2011. These factors drove a 12.8% increase in our Same Store used vehicle retail revenues. For the nine months ended September 30, 2012, our Same Store used vehicle retail revenues improved by 16.8% as a result of a 14.8% increase in Same Store used vehicle retail unit sales, as compared to the same period in 2011, as well as an increase in our average selling price PRU of 1.7% to $20,342.

Our certified pre-owned (“CPO”) volume increased 25.1% to 7,515 units sold for the three months ended September 30, 2012, as compared to the same period in 2011, corresponding to the overall increase in used vehicle retail volume. As a percentage of total used vehicle retail sales, CPO units increased 150 basis points to 33.5% of total used vehicle retail units sold for the three months ended September 30, 2012, as compared to the same period in 2011. CPO units sold represented 32.9% of total used vehicle retail units sold for the nine months ended September 30, 2012, as compared to 33.2% for the same period in 2011.

During 2011, an industry shortage in supply of new vehicle inventory in many of the import brands drove up demand for used vehicles. With increased demand and shortening supply, auction prices of used vehicles experienced steady increases. During 2012, supply of new vehicle inventory improved to more normalized levels and price differences between new and used vehicles have negatively impacted used vehicle retail gross profits. As a result, gross profit per used vehicle retail unit declined by 1.1% to $1,689 and our Same Store used vehicle retail margins declined 20 basis points to 8.3% in the third quarter of 2012, as compared to the same period in 2011. For the nine months ended September 30, 2012, gross profit per used vehicle retail unit declined 4.9%, while our average sales price PRU increased by 1.7%. As a result, our Same Store used vehicle retail vehicle margins over the first nine months of 2012 decreased 60 basis points to 8.5%, as compared to the same period in 2011.

For the three months ended September 30, 2012, we sold 11.0% more used vehicle wholesale units, as compared to the same period in 2011, corresponding with the improvements in new and used vehicle retail sales volumes. Our wholesale gross profit PRU declined $21 during the third quarter of 2012 to a loss of $42 per used vehicle wholesale unit and our used vehicle wholesale gross margin experienced a 40 basis-point decrease, as compared to the same period in 2011. For the nine months ended September 30, 2012, as compared to the same period in 2011, we experienced a 43.4% decline in used vehicle wholesale gross profit PRU and an 80 basis-point decline in used vehicle wholesale gross margin on a 9.9% increase in used vehicle wholesale units. These declines in profitability correspond with our continued focus on maximizing our used vehicle retail sales, as well as with the decrease in used vehicle market prices reflective in a gradual decline of the Manheim index through 2012 following the significant jump in 2011 related to our vehicle shortage following the natural disasters in Japan.

Our days’ supply of used vehicle inventory was 30 days at September 30, 2012, which was down from December 31, 2011 levels of 33 days.

Parts and Service Data

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Parts and Service Revenues
Same Stores	$210,839	0.4%	$210,066	$615,547	1.3%	$607,733
Transactions	14,151		1	42,857		1,375

Total	$224,990	7.1%	$210,067	$658,404	8.1%	$609,108

Gross Profit
Same Stores	$110,183	0.9%	$109,230	$323,420	1.3%	$319,327
Transactions	7,932		1	22,878		486

Total	$118,115	8.1%	$109,231	$346,298	8.3%	$319,813

Gross Margin
Same Stores	52.3%		52.0%	52.5%		52.5%
Transactions	56.1%		100.0%	53.4%		35.3%
Total	52.5%		52.0%	52.6%		52.5%

Our Same Store parts and service revenues increased 0.4% for the three months ended September 30, 2012 as compared to the same period in 2011, driven primarily by a 3.6% increase in collision revenues. Our Same Store customer pay, warranty, and wholesale parts and service revenues all remained relatively flat when compared to the same period in 2011. Third quarter 2012 results were negatively impacted by the loss of approximately one week’s worth of business at 12 of our Gulf Coast dealerships as a result of Hurricane Isaac. For the nine months ended September 30, 2012, Same Store parts and service revenues increased 1.3% as compared to the same period in 2011. The overall increase consisted of improvements in our customer pay parts and service revenues of 3.3%, our collision revenues of 4.7%, and our wholesale parts business of 1.6%. Our warranty parts and service revenues decreased 5.9%, as compared to the same period in 2011.

Our Same Store collision business increased for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, benefitting from recent improvements in our business processes, as well as the expansion of our collision center footprint. The increase in Same Store customer parts and service revenues for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily driven by initiatives focused on customers, products and processes that continue to build momentum and generate results. Our Same Store wholesale parts business has benefitted through much of 2012 from an increase in business with second-tier collision centers and repair shops, stimulated by the stabilization in the economy. The decrease in our Same Store warranty parts and service revenue for the nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily driven by the resolution of several large recall campaigns that bolstered our prior year’s results. Specifically by brand, Same Store warranty parts and service revenues from Lexus, BMW, Toyota, and Ford declined 40.6%, 10.5%, 6.1% and 14.2%, respectively, for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to a decline in manufacturer recall activity.

Same Store parts and service gross profit for the three and nine months ended September 30, 2012 increased 0.9% and 1.3%, respectively, from the same periods in 2011. For the three months ended September 30, 2012, our Same Store parts and service margins increased 30 basis points from the same period in 2011 primarily due to an increase in internal work between the parts and service departments of our dealerships and the new and used vehicle departments generated by improved new and used retail vehicle sales volumes, as well as improvements in our collision and warranty parts and service businesses. For the nine months ended September 30, 2012, our Same Store parts and service margins remained constant, as the impact of the mix shift from our warranty parts and service business and to our relatively lower margin collision and wholesale parts businesses was offset by the impact of increased internal work.

Finance and Insurance Data

(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Retail New and Used Unit Sales
Same Stores	52,271	17.3%	44,547	147,552	16.2%	127,020
Transactions	4,694		—	13,020		258

Total	56,965	27.9%	44,547	160,572	26.2%	127,278

Retail Finance Fees
Same Stores	$21,658	17.0%	$18,516	$60,718	20.8%	$50,265
Transactions	2,091		—	5,763		123

Total	$23,749	28.3%	$18,516	$66,481	31.9%	$50,388

Vehicle Service Contract Fees
Same Stores	$26,852	27.3%	$21,099	$74,039	25.3%	$59,080
Transactions	996		(8)	3,897		81

Total	$27,848	32.0%	$21,091	$77,936	31.7%	$59,161

Insurance and Other
Same Stores	$16,486	38.6%	$11,893	$44,014	34.8%	$32,649
Transactions	1,394		(4)	3,699		57

Total	$17,880	50.4%	$11,889	$47,713	45.9%	$32,706

Total
Same Stores	$64,996	26.2%	$51,508	$178,771	25.9%	$141,994
Transactions	4,481		(12)	13,359		261

Total	$69,477	34.9%	$51,496	$192,130	35.1%	$142,255

Finance and Insurance Revenues per Unit Sold
Same Stores	$1,243	7.5%	$1,156	$1,212	8.4%	$1,118
Transactions	$955			$1,026		$1,012
Total	$1,220	5.5%	$1,156	$1,197	7.1%	$1,118

Our focus on improving our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continues to generate growth in finance and insurance revenues. Our Same Store finance and insurance revenues increased by 26.2% to $65.0 million for the three months ended September 30, 2012, as compared to the same period in 2011. This improvement was primarily driven by a 17.3% increase in new and used vehicle unit sales, along with an increase in penetration rates for finance and vehicle service contracts of 90 basis points and 190 basis points, respectively. In addition, income per contract in our vehicle service contract segment increased by 3.4% for the three months ended September 30, 2012, as compared to the same period in 2011, as well as in most of our other product offerings. These increases more than offset an increase in our chargeback expense. As a result, our Same Store revenues PRU for the three months ended September 30, 2012 improved 7.5%, or $87, to $1,243, as compared to the same period in 2011.

For the first nine months of 2012, our Same Store finance and insurance revenues improved 25.9% over the same period in 2011, primarily reflecting a 16.2% increase in our new and used retail volumes, coupled with a 3.7% increase in our finance income per contract and improvements in penetration of both our finance and vehicle service contracts. As such, our Same Store revenues PRU increased 8.4%, or $94, to $1,212 for the nine months ended September 30, 2012, as compared to the same period in 2011.

Selling, General and Administrative Data

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Personnel
Same Stores	$122,278	5.9%	$115,454	$357,996	7.8%	$332,159
Transactions	9,861		—	28,835		745

Total	$132,139	14.5%	$115,454	$386,831	16.2%	$332,904

Advertising
Same Stores	$13,151	14.4%	$11,494	$37,584	8.8%	$34,546
Transactions	1,292		(8)	3,152		90

Total	$14,443	25.7%	$11,486	$40,736	17.6%	$34,636

Rent and Facility Costs
Same Stores	$22,230	(5.8)%	$23,604	$64,481	(4.3)%	$67,357
Transactions	2,151		1	5,810		104

Total	$24,381	3.3%	$23,605	$70,291	4.2%	$67,461

Other SG&A
Same Stores	$41,193	9.3%	$37,678	$121,712	8.3%	$112,353
Transactions	3,926		(38)	9,951		(234)

Total	$45,119	19.9%	$37,640	$131,663	17.4%	$112,119

Total SG&A
Same Stores	$198,852	5.6%	$188,230	$581,773	6.5%	$546,415
Transactions	17,230		(45)	47,748		705

Total	$216,082	14.8%	$188,185	$629,521	15.1%	$547,120

Total Gross Profit
Same Stores	$269,038	8.1%	$248,765	$773,864	8.5%	$713,369
Transactions	22,193		(12)	63,135		1,370

Total	$291,231	17.1%	$248,753	$836,999	17.1%	$714,739

SG&A as a % of Gross Profit
Same Stores	73.9%		75.7%	75.2%		76.6%
Transactions	77.6%		375.0%	75.6%		51.5%
Total	74.2%		75.7%	75.2%		76.5%

Employees	9,200		8,100	9,200		8,100

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions.

Our absolute dollars of Same Store total SG&A expenses increased by $10.6 million, or 5.6%, and $35.4 million, or 6.5%, for the three and nine months ended September 30, 2012, respectively, from the same periods in 2011. The increase was primarily attributable to personnel costs, which generally correlate with the vehicle sales, as well as a change in estimated reserves for workers’ compensation claims.

Same Store advertising expenses increased by 14.4%, or $1.7 million, in the third quarter of 2012, as compared to the same period in 2011, primarily corresponding with our efforts to stimulate parts and service activity. For the nine months ended September 30, 2012, advertising expense increased 8.8%, or $3.0 million, from the same period in 2011, due largely to the same stimulus efforts.

Our Same Store rent and facility costs declined 5.8%, or $1.4 million, for the three months ended September 30, 2012 as compared with the same period in 2011. For the nine months ended September 30, 2012, such costs declined 4.3%, or $2.9 million, as compared to the same period in 2011. These decreases were primarily a result of our purchase of real estate associated with existing dealerships, which served to reduce our rent expense. We plan to continue to strategically add dealership-related real estate to our portfolio. The results for the three and nine months ended September 30, 2012 include a $0.6 million charge for the portion of our insurance deductibles associated with the property damaged in Hurricane Isaac, while the results for the nine months ended September 30, 2012 also include a $0.3 million charge for the portion of our insurance deductibles associated with the property damaged in the Oklahoma City hail storm in the second quarter of 2012.

Our Same Store other SG&A increased $3.5 million and $9.4 million for the three and nine months ended September 30, 2012, respectively, from the same periods in 2011. The 9.3% increase in the third quarter of 2012 was primarily the result of an increase in areas that traditionally trend with sales volume, as well as a change in estimated reserves for general liability claims that was partially offset by a gain resulting from the disposal of a dealership franchise in Texas. Additionally, a $2.4 million charge for the portion of our insurance deductibles associated with damaged vehicle inventory in the Oklahoma City hail storm contributed to the 8.3% increase during the first nine months of 2012. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

While our absolute dollars of Same Store SG&A increased for the three and nine months ended September 30, 2012, from the same periods in 2011, we have continued our focus on leveraging our gross profit growth. Our Same Store gross profit improved 8.1% and, as a result, Same Store SG&A as percentage of gross profit decreased 180 basis points to 73.9% for the three months ended September 30, 2012, as compared to the same period in 2011. For the nine months ended September 30, 2012, SG&A as a percentage of gross profit declined 140 basis points to 75.2%, as compared to the same period in 2011.

Depreciation and Amortization Data

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Same Stores	$7,631	11.5%	$6,845	$21,882	10.2%	$19,855
Transactions	465		—	1,192		26

Total	$8,096	18.3%	$6,845	$23,074	16.1%	$19,881

Our Same Store depreciation and amortization expense increased 11.5% and 10.2%, respectively, for the three and nine months ended September 30, 2012, as compared to the same period in 2011. Depreciation and amortization expense has increased as we continue to strategically add dealership related real estate to our portfolio and to make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.

Floorplan Interest Expense

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
Same Stores	$7,364	5.7%	$6,964	$21,543	6.8%	$20,166
Transactions	578		—	1,881		79

Total	$7,942	14.0%	$6,964	$23,424	15.7%	$20,245

Memo:
Manufacturer’s assistance	$9,204	36.6%	$6,740	$25,276	34.2%	$18,836

Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases) plus a spread. Mitigating the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of September 30, 2012, we had effective interest rate swaps with an aggregate notional amount of $425.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.8%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.

Our Same Store floorplan interest expense increased 5.7%, or $0.4 million, for the three months ended September 30, 2012, and 6.8%, or $1.4 million, during the nine months ended September 30, 2012, as compared to the same periods in 2011. These increases primarily reflect growth in our weighted average floorplan borrowings outstanding between the respective periods, primarily associated with the normalization of our import brand inventories.

Other Interest Expense, net

Other net interest expense consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the three months ended September 30, 2012, other interest expense increased $1.0 million, or 11.3%, to $9.6 million, as compared to the same period in 2011. For the nine months ended September 30, 2012, other net interest expense increased $3.0 million, or 12.2%, to $27.8 million as compared to the same period in 2011. The increases are primarily attributable to additional borrowings during the periods used to finance real estate purchases. Since the second half of 2011, we entered into 17 additional loan agreements with third-party financial institutions to finance real estate purchases primarily associated with our recently acquired dealerships. We will continue to strategically add dealership-related real estate to our portfolio.

Included in other interest expense for the three months ended September 30, 2012 and 2011 is non-cash, discount amortization expense of $2.5 million and $2.3 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the level of 2.25% Convertible Senior Notes due 2036 (our “2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (our “3.00% Notes”) outstanding, we anticipate that the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will be $12.9 million, which will be included in other interest expense, net.

Provision for Income Taxes

Our provision for income taxes increased $5.2 million to $18.2 million for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to the increase of pretax book income. For the three months ended September 30, 2012, our effective tax rate decreased to 36.7% from 37.7% from the same period in 2011. This decrease was primarily due to the mix of our pretax income from the taxable state and foreign jurisdictions in which we operate.

Our provision for income taxes increased $12.7 million to $49.8 million for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to the increase of pretax book income. For the nine months ended September 30, 2012, our effective tax rate decreased to 37.5% from 37.6% from the same period in 2011. This decrease was primarily due to the mix of our pretax income from the taxable state and foreign jurisdictions in which we operate.

We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2012 will be approximately 38.0%.

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

Cash on Hand. As of September 30, 2012, our total cash on hand was $38.8 million. Included in cash on hand are balances from various investments in debt securities, such as variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $128.3 million of immediately available funds that were used to pay down our Floorplan Line as of September 30, 2012. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows. The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$(7,291)	$301,118
Net cash used in investing activities	(181,334)	(148,798)
Net cash provided by (used in) financing activities	213,822	(160,792)
Effect of exchange rate changes on cash	(1,270)	(71)

Net increase (decrease) in cash and cash equivalents	$23,927	$(8,543)

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

Sources and Uses of Liquidity from Operating Activities

For the nine months ended September 30, 2012, we used $7.3 million in net cash flow from operating activities, primarily driven by $141.6 million in net changes of operating assets and liabilities. This net use of cash was substantially offset by $83.1 million in net income, as well as significant non-cash adjustments related to depreciation and amortization of $23.1 million, amortization of debt discounts and debt issue costs of $9.7 million, deferred income taxes of $10.8 million and stock-based compensation of $8.9 million. Included in the net changes of operating assets and liabilities are cash inflows of $25.1 million from decreases of vehicle receivables and contracts-in-transit, $19.3 million from increases in accounts payable and accrued expenses, $6.7 million from decreases in accounts and notes receivable and $6.6 million from decreases in prepaid expenses and other assets. These cash inflows were more than offset by cash outflows of $193.1 million from increases of inventory levels and $6.0 million from the net decrease in floorplan borrowings from manufacturer-affiliates.

For the nine months ended September 30, 2011, we generated $301.1 million in net cash flow from operating activities, primarily driven by $61.5 million in net income and $183.2 million in net increase in operating assets and liabilities, as well as significant non-cash adjustments related to deferred income taxes of $16.3 million, depreciation and amortization of $19.9 million, amortization of debt discounts and debt issue costs of $8.9 million, stock-based compensation of $8.3 million, and asset impairment charges of $4.0 million. Included in the net increase in operating assets and liabilities are cash inflows of $111.7 million from decreases in inventory levels, $19.0 million from the net increase in floorplan borrowings from manufacturer-affiliates, $39.7 million from increases in accounts payable and accrued expenses, $13.5 million from decreases of contracts-in-transit and vehicles receivables, and $3.9 million from decreases in accounts and notes receivables.

Working Capital. At September 30, 2012, we had $177.9 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.

Sources and Uses of Liquidity from Investing Activities

During the first nine months of 2012, we used $181.3 million for investing activities, primarily related to the acquisition of thirteen dealerships located in South Carolina, Texas, Kansas, Florida and the U.K., for a total of $116.5 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of some of the associated real estate. The acquired vehicle inventory related to the U.S. stores was subsequently financed through borrowing under our Floorplan Line. We also used $67.9 million during the first nine months of 2012 for purchases of property and equipment to construct new and improve existing facilities, $8.0 million of which was accrued as of December 31, 2011. The $67.9 million consisted of $39.7 million for capital expenditures and $23.7 million for the purchase of real estate associated with existing dealership operations,

During the first nine months of 2011, we used $148.7 million for investing activities, primarily related to the acquisition of a Ford dealership in Houston, Texas, a Volkswagen dealership in Irving, Texas, and a BMW/MINI dealership, Ford dealership, and Buick/GMC dealership, all in El Paso, Texas for a total of $109.9 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory for the Ford dealerships and other dealerships were subsequently financed through borrowing under the FMCC Facility and our Floorplan Line, respectively. We also used $45.1 million during the first nine months of 2011 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $22.4 million for real estate to be used for existing dealership operations and $22.2 million for capital expenditures. These cash outflows were partially offset by $5.8 million in proceeds from the sale of property and equipment, during the first nine months of 2011.

Capital Expenditures. Our capital expenditures include uses of cash to extend the useful lives of current facilities and expenditures to start or expand operations and exclude real estate purchases. In general, capital expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity or manufacturer imaging programs. We forecast our capital expenditures for 2012 to be less than $63.0 million, generally funded from excess cash. This amount includes approximately $15.0 million for specific growth initiatives in our parts and service business.

Acquisitions. We purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenues acquired. Cash needed to complete our acquisitions comes from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, Mortgage Facility, Real Estate Notes and our Acquisition Line.

Sources and Uses of Liquidity from Financing Activities

We generated $213.8 million in net cash inflows from financing activities during the nine months ended September 30, 2012, primarily related to $172.8 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, which included a net cash outflow of $19.1 million due to an increase in our floorplan offset account. In addition, financing cash inflows included $72.4 million in borrowings of long-term debt related to real estate loans. These cash inflows were partially offset by outflows of $10.0 million for dividend payments and $8.9 million for principal payments of long-term debt related to real estate loans. In addition, we used $11.3 million to repurchase shares of our common stock.

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

As of September 30, 2012, after considering outstanding balances, we had $317.4 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $317.4 million available borrowings under the Floorplan Line was $128.3 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of September 30, 2012, excluding the impact of our interest rate swaps. After considering $24.3 million of outstanding letters of credit at September 30, 2012, and other factors included in our available borrowing base calculation, there was $225.7 million of available borrowing capacity under the Acquisition Line as of September 30, 2012. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments may not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of our aggregate consolidated net income for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, non-cash stock-based compensation, and gains and losses on the redemption of debt. As of September 30, 2012, the Restricted Payment Basket totaled $109.7 million.

As of September 30, 2012, we were in compliance with all our Revolving Credit Facility’s financial covenants, including:

	As of September 30, 2012
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.38
Total Adjusted Leverage Ratio	< 5.50	3.43
Fixed Charge Coverage Ratio	> 1.35	2.04

Based upon our current operating and financial projections, we believe that we will remain compliant with such covenants for the next twelve months.

Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of September 30, 2012, we had an outstanding balance of $98.9 million under the FMCC Facility, with an available floorplan capacity of $51.1 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of September 30, 2012, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.

Other Credit Facilities. We finance the new, used and rental vehicle inventories related to our U.K. operations using a credit facility with BMW Financial Services and Volkswagen Finance. These facilities are evergreen arrangements that may be canceled with notice by either party and bears interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.1% to 4.5%, as of September 30, 2012.

Financing for rental vehicles is typically obtained directly from the automobile manufacturers, excluding rental vehicles financed through the Revolving Credit Facility. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of September 30, 2012, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 5.3%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the position of our credit facilities as of September 30, 2012:

	As of September 30, 2012
Credit Facility	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,100,000	$782,585	$317,415
Acquisition Line (2)	250,000	24,288	225,712

Total Revolving Credit Facility	1,350,000	806,873	543,127
FMCC Facility	150,000	98,921	51,079

Total Credit Facilities (3)	$1,500,000	$905,794	$594,206

(1)	The available balance at September 30, 2012 includes $128.3 million of immediately available funds.
(2)	The outstanding balance of $24.3 million at September 30, 2012 is related to outstanding letters of credit.
(3)	The outstanding balance excludes $73.8 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Real Estate Credit Facility. As amended and restated, the Mortgage Facility provides the right to expand to $83.4 million of term loans, of which $60.7 million has been used as of September 30, 2012. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility, (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts, and (c) certain other agreed upon terms and conditions have been satisfied. The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Mortgage Facility.

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

We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding beginning in April 2011 and are required to repay the aggregate principal amount outstanding on the maturity dates, which vary from December 29, 2015 to February 27, 2017. During the nine months ended September 30, 2012, we borrowed an additional $18.1 million to finance the acquisition and/or improvement of dealership facilities and made principal payments of $1.6 million on outstanding borrowings from the Mortgage Facility. As of September 30, 2012, borrowings outstanding under the amended and restated Mortgage Facility totaled $57.4 million, with $3.0 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

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

Real Estate Related Debt. We have entered into separate term mortgage loans in the U.S. with three of our manufacturer-affiliated finance partners, TMCC, MBFS, BMWFS and third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 5.47%, and at variable indexed rates plus between 2.25% and 3.35% per annum. During the first nine months of 2012, we entered into seven term mortgage loans for a total of $46.5 million. At September 30, 2012, the aggregate outstanding balance under these Real Estate Notes was $214.0 million, with $12.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

We also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our foreign subsidiary properties. During the nine months ended September 30, 2012, we borrowed £4.9 million to partially finance the April 2012 acquisition of six U.K. dealerships. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in March 2010 and mature by August 2027. As of September 30, 2012, borrowings under the Foreign Notes totaled $19.1 million, with $2.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.

Further, we are limited under the terms of the Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of September 30, 2012, the Restricted Payment Basket under both facilities was $109.7 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

Stock Issuances. No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for EPS purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive.

As of September 30, 2012, changes in the average price of our common stock impacted the share settlement of the 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$ 37.50	—	—	—	—	—
$ 40.00	170	(170)	—	—	170
$ 42.50	339	(339)	—	—	339
$ 45.00	490	(490)	—	—	490
$ 47.50	624	(624)	—	—	624
$ 50.00	745	(745)	—	—	745
$ 52.50	855	(855)	—	—	855
$ 55.00	954	(954)	—	—	954
$ 57.50	1,045	(1,045)	107	107	1,152
$ 60.00	1,129	(1,129)	229	229	1,358
$ 62.50	1,205	(1,205)	342	342	1,547
$ 65.00	1,276	(1,276)	446	446	1,722
$ 67.50	1,342	(1,342)	542	542	1,884
$ 70.00	1,402	(1,402)	631	631	2,033
$ 72.50	1,459	(1,459)	715	715	2,174
$ 75.00	1,512	(1,512)	792	792	2,304
$ 77.50	1,561	(1,561)	865	865	2,426
$ 80.00	1,608	(1,608)	933	933	2,541
$ 82.50	1,651	(1,651)	997	997	2,648
$ 85.00	1,692	(1,692)	1,057	1057	2,749
$ 87.50	1,731	(1,731)	1,114	1114	2,845
$ 90.00	1,768	(1,768)	1,168	1168	2,936
$ 92.50	1,802	(1,802)	1,219	1219	3,021
$ 95.00	1,835	(1,835)	1,267	1267	3,102
$ 97.50	1,866	(1,866)	1,312	1312	3,178
$100.00	1,895	(1,895)	1,356	1356	3,251

Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. Under our Board of Directors’ authorization from August 2011, we repurchased 241,991 shares during the first six months of 2012 at an average price of $46.75 for a cost of $11.3 million.

In July 2012, our Board of Directors authorized a new repurchase program of up to $50.0 million of our common shares, replacing any amount remaining from the August 2011 authorization. No repurchases have been executed under the July 2012 authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including interest rate risk, and foreign currency exchange rate risk. We address these risks through a program of risk management, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2012, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

As of September 30, 2012, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $212.3 million and $199.4 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $150.5 million and $79.9 million, respectively, at September 30, 2012.

Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.

As of September 30, 2012, we had $908.4 million of variable-rate floorplan borrowings outstanding, $57.4 million of variable-rate Mortgage Facility borrowings outstanding, and $78.4 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowing outstanding as of September 30, 2012, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $10.5 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $6.2 million in annual interest expense based on the variable borrowings outstanding as of September 30, 2012. This interest rate sensitivity increased from 2011 primarily as a result of the increase in variable rate borrowings.

Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the nine months ended September 30, 2012, we recognized $25.3 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 62.6% of our floorplan interest expense for the fourth quarter of 2009 to 115.9% for the third quarter of 2012. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of September 30, 2012, we held interest rate swaps with aggregate notional amounts of $425.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.8%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of September 30, 2012, net unrealized losses, net of income taxes, totaled $28.2 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of September 30, 2012, all of our derivative contracts were determined to be effective. As of September 30, 2012, a 100 basis-point change in the interest rates of our swaps would have resulted in a $4.3 million change to our annual interest expense. In addition to the $425.0 million of swaps in effect as of September 30, 2012, we also held interest rate swaps with forward starting dates between December 2012 and December

2016. These 12 additional swaps, one of which was executed subsequent to September 30, 2012, expire between December 2017 and December 2019. As of September 30, 2012, the aggregate notional value of these forward-starting swaps was $600.0 million and the weighted average interest rate was 2.7%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million.

A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	2012
	1Q12	2Q12	3Q12	4Q12	2013	2014	2015	2016	2017	2018	2019
Notional amount in effect at the end of period	$300	$275	$425	$450	$450	$550	$550	$600	$350	$200	$—
Weighted average interest rate during the period	4.26%	4.37%	3.58%	2.73%	2.63%	2.63%	2.56%	2.76%	2.69%	2.77%	2.52%

Foreign Currency Exchange Rates. As of September 30, 2012, we had dealership operations in the U.K. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates for the Pound Sterling versus the U.S. dollar would have resulted in a $34.5 million change to our revenues for the nine months ended September 30, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2012, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, “Item 1. Financial Information,” Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies” and Part II, “Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

Date: October 26, 2012

EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)

3.2	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)

10.1**	—

First Amendment to Eighth Amended and Restated Revolving Credit Agreement dated effective October 25, 2012, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, J.P. Morgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floorplan Agent, Bank of America, N.A., as Syndication Agent, and U.S. Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents

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