Form 10-K
period 2012-12-31
GROUP 1 AUTOMOTIVE INC
filed 2013-02-20
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		☐	Accelerated filer

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	☐	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $988.4 million based on the reported last sale price of common stock on June 30, 2012, which is the last business day of the registrant’s most recently completed second quarter.
As of February 14, 2013, there were 22,730,588 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business
General
Group 1 Automotive, Inc., a Delaware corporation, organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2012, we owned and operated 142 franchises, representing 31 brands of automobiles, at 111 dealership locations and 28 collision service centers in the United States of America (“U.S.”) and 15 franchises at ten dealerships and three collision centers in the United Kingdom (“U.K.”). Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing, service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina, and Texas in the U.S. and in the towns of Brighton, Chelmsford, Chingford, Farnborough, Hailsham, Harold Wood, Hindhead, Southend, Stanstead, and Worthing in the U.K.
As of December 31, 2012, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (45 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, and South Carolina) and (b) the West (66 dealerships in California, Kansas, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our ten dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.
As discussed in more detail in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” all of our operating subsidiaries operate as one reportable segment. Our financial information, including our revenues from external customers, a measure of profit or loss, and total assets is included in our Consolidated Financial Statements and related notes beginning on page F-1.
Business Strategy
Our business strategy is to leverage what we believe to be one of our key strengths — the talent of our people to: (a) sell new and used cars and light trucks; (b) arrange related vehicle financing, service and insurance contracts; (c) provide automotive maintenance and repair services; and (d) sell vehicle parts via an expanding network of franchised dealerships located primarily in growing regions of the U.S. and the U.K. We believe, as evidenced by the significant industry experience reflected in the biographical information of our executive officers below, that over the last seven years we have continued to develop a distinguished management team with substantial industry expertise. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to continue to attract and retain talented employees, as well as provide the best possible service to our customers.
We continue to primarily focus on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our stockholders. For 2013, we will primarily focus on five key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	sustained growth of our higher margin parts and service business with an emphasis on service customer satisfaction and retention;

•	capture of additional new and used vehicle retail market share;

•	improve efficiencies and further leverage our cost base;

•
further implementation of an operating model with greater commonality of key operating processes, systems and training that support the extension of best practices and the leveraging of scale as well as promote customer satisfaction; and

•	enhancement of our current dealership portfolio by strategic acquisitions and improving or disposing of underperforming dealerships.
Our focus in our parts and service operations will be on targeted marketing efforts, strategic selling and operational efficiencies, as well as capital investments designed to support our growth targets.

We made significant changes in our operating model during the last five years, which were designed to reduce variable and fixed expenses, appropriately leverage our scale and generate operating efficiencies. As our business grows in 2013 and beyond, we intend to manage our costs carefully and to look for opportunities to improve our operating efficiencies.
We continue our efforts to fully leverage our scale, reduce costs, enhance internal controls, and enable further growth and, as such, we are taking steps to standardize key operating processes. We believe that our management structure supports more rapid decision making and facilitates a quicker roll-out of new processes. Over the last four years, we have consolidated portions of our dealership accounting, human resources, and other administrative functions into regional centers and we implemented standardized training programs for our vehicle and service sales processes. These actions represent key building blocks that we are using to more effectively manage the business operations, support extension of best practices, and further leverage the scale of the business.
We are constantly evaluating opportunities to improve the profitability of our dealerships. We attempt to capitalize on our size, leverage, and ability to disseminate best practices in order to expedite these efforts. We believe that our efforts will improve our financial condition and operating results in 2013 and beyond.
In 2012, we completed 16 franchise acquisitions with $715.0 million in expected annualized revenues estimated at the time of acquisition. We believe that substantial opportunities for growth through acquisitions remain in our industry. An absolute acquisition target has not been established for 2013, but we expect to acquire dealerships that meet our stringent acquisitions and return on investment criteria. We believe that we have sufficient financial resources to support additional acquisitions. We expect to grow our brand portfolio, primarily with import and luxury brands and more selectively with domestic brands. We plan to focus our growth in geographically diverse areas with positive economic outlooks over the longer-term. Further, we intend to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities.

Dealership Operations
Our operations are located in geographically diverse markets that extend domestically from New Hampshire to California and internationally in the U.K. By geographic area, our revenues from external customers for the years ended December 31, 2012, 2011, and 2010 were $6,954.0 million, $5,760.2 million and $5,225.5 million from our domestic operations, respectively, and $522.1 million, $319.5 million, and $283.6 million from our international operations, respectively. As of December 31, 2012, 2011, and 2010, our aggregate long-lived assets other than goodwill and intangible assets and financial instruments in our domestic operations were $642.8 million, $569.4 million, and $484.5 million, respectively, and in our international operations were $35.6 million, $28.0 million, and $29.5 million, respectively. For a discussion of the risks associated with our operations in the U.K., please see Part I, “Item 1A. Risk Factors.” The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2012 and the number of dealerships and franchises in each region:

Region	Geographic Market	Percentage of Our New Vehicle Retail Units Sold During the Year Ended December 31, 2012	As of December 31, 2012
			Number of Dealerships	Number of Franchises
East	Massachusetts	9.1%	7	7
	New Jersey	5.1	7	7
	Georgia	3.6	5	6
	New York	3.3	4	5
	New Hampshire	2.8	3	3
	Louisiana	2.5	4	5
	Mississippi	2.0	3	3
	South Carolina	1.8	4	4
	Florida	1.4	4	4
	Alabama	1.0	2	2
	Maryland	0.7	2	2
		33.3	45	48
West	Texas	36.7	38	55
	California	14.6	12	16
	Oklahoma	7.8	12	19
	Kansas	1.4	4	4
		60.5	66	94
International	United Kingdom	6.2	10	15
Total		100.0%	121	157
Each of our local operations has a management structure designed to promote and reward entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts, service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization. In the U.S., each general manager reports to one of our market directors or one of two regional vice presidents. Our regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Our U.K. operations are structured similarly, with a regional vice president reporting directly to our Chief Executive Officer.
New Vehicle Retail Sales
In 2012, we sold or leased 128,550 new vehicles representing 32 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for 22.1% of our gross profit in 2012. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease may create the following additional profit opportunities for our dealerships:

•	manufacturer dealer incentives;

•	the resale of any used vehicle trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale;

•	the sale of accessories or after-market products; and

•	the service and repair of the vehicle both during and after the warranty period.
Brand diversity is one of our strengths. Our mix of domestic, import, and luxury franchises is critical to our success. The importance of brand diversity was highlighted in 2011 when two of our largest manufacturer partners, Toyota and Honda, suffered from the natural disaster in Japan, halting production and severely limiting inventory supply for much of the year in these two brands. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned as of December 31, 2012:

	New Vehicle Revenues	New Vehicle Unit Sales	% of Total Units Sold	Franchises Owned as of December 31, 2012
	(In thousands)
Toyota	$893,159	32,738	25.4%	14
Nissan	365,939	13,646	10.6	10
Honda	282,172	11,361	8.8	9
Volkswagen	120,730	4,698	3.7	8
Hyundai	79,209	3,314	2.6	6
Subaru	21,464	842	0.7	1
Scion	19,185	944	0.7	N/A (1)
Mazda	16,968	728	0.6	1
Kia	15,575	636	0.5	3
Fiat	4,232	104	0.1	1
Total import	1,818,633	69,011	53.7	53
BMW	554,841	10,824	8.3	17
Mercedes-Benz	355,770	6,248	4.8	6
Lexus	249,669	5,269	4.1	3
Audi	149,714	3,674	2.9	7
Acura	109,474	2,941	2.3	4
MINI	97,215	3,705	2.9	10
Infiniti	41,095	992	0.8	1
Cadillac	32,180	640	0.5	1
Volvo	28,388	740	0.6	1
Lincoln	13,996	298	0.2	2
Sprinter	6,175	147	0.1	2
Maybach	5,653	12	—	N/A (2)
Porsche	5,475	67	0.1	1
smart	2,950	206	0.2	1
Total luxury	1,652,595	35,763	27.8	56
Ford	406,664	11,659	9.0	11
Chevrolet	139,054	4,116	3.2	5
Jeep	75,972	2,332	1.8	6
GMC	68,848	1,759	1.4	4
RAM	48,108	1,308	1.0	6
Dodge	34,367	1,223	1.0	6
Buick	26,165	722	0.6	4
Chrysler	20,692	657	0.5	6
Total domestic	819,870	23,776	18.5	48
Total	$4,291,098	128,550	100.0%	157

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at all of our Toyota franchised locations.

(2)	Franchise was disposed as of December 31, 2012.

Our diversity by manufacturer for the years ended December 31, 2012, 2011, and 2010 is set forth below:

	For the Year Ended December 31,
	2012	% of Total	2011	% of Total	2010	% of Total
Toyota	38,951	30.3%	30,975	30.4%	34,614	35.5%
Nissan	14,638	11.4	13,957	13.7	13,734	14.1
BMW	14,529	11.3	13,357	13.1	11,571	11.9
Honda	14,302	11.1	10,870	10.7	11,733	12.0
Ford	11,957	9.3	9,075	8.9	7,631	7.8
Volkswagen	8,439	6.6	2,800	2.7	1,548	1.6
General Motors	7,237	5.6	5,723	5.6	3,932	4.0
Daimler	6,613	5.1	5,992	5.9	5,643	5.8
Chrysler	5,624	4.4	4,642	4.5	2,960	3.0
Hyundai	3,950	3.1	2,213	2.2	1,812	1.9
Other	2,310	1.8	2,418	2.3	2,333	2.4
Total	128,550	100.0%	102,022	100.0%	97,511	100.0%
Our new vehicle sales mix was affected by our acquisition mix during 2012 and 2011. And, again, our 2011 new vehicle sales mix was significantly impacted by the supply disruption resulting from the natural disaster in Japan that severely limited production from Toyota and Honda for much of the year.
Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the vehicle market, and our dealerships specifically, sooner than if the vehicle purchase was debt financed. In addition, leasing provides our dealerships with a steady supply of late-model, off-lease vehicles to be sold as used vehicles. Generally, leased vehicles remain under factory warranty, allowing the dealerships to provide repair services for the contract term. However, the penetration of finance and insurance product sales on leases tends to be less than in other financing arrangements (such as debt financed vehicles). We typically do not guarantee residual values on lease transactions.
Used Vehicle Sales, Retail and Wholesale
We sell used vehicles at each of our franchised dealerships. In 2012, we sold or leased 85,366 used vehicles at our dealerships, and sold 43,756 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for 13.1% of our gross profit in 2012, while sales of used vehicles in wholesale markets accounted for 0.2% of our gross profit. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of our ability to sell these vehicles at favorable prices due to their limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, and the availability of retail financing and general economic conditions.
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
In addition to active management of the quality and age of our used vehicle inventory, we have attempted to increase the total lifecycle profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned (“CPO”) vehicles typically cost more to recondition, but sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Service loyalty also tends to be better for CPO vehicles. In some cases, CPO vehicles are eligible for manufacturer support, such as subsidized finance rates and extension of the manufacturer warranty. Our CPO vehicle sales represented 33.1% of total used retail sales in 2012.

Parts and Service Sales
We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 31 collision centers that we operate. Our parts and service business accounted for 41.3% of our gross profit in 2012. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular location. Warranty work accounted for 18.9% of the revenues from our parts and service business in 2012. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a retail customer. However, the revenue for that internal work is eliminated from our parts and service revenue in the consolidation of our financial statements.
The automotive repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles, especially in the area of electronics, has made it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in obtaining, training, and retaining qualified technicians to work in our service and repair facilities and in state of the art diagnostic and repair equipment to be utilized by these technicians. Additionally, manufacturers only permit warranty work to be performed at franchised dealerships and a trend currently exists in the automobile industry towards longer new vehicle warranty periods. As a result, we believe an increasing percentage of all repair work will be performed at franchised dealerships that have the sophisticated equipment and skilled personnel necessary to perform repairs and warranty work on today’s complex vehicles.
Our strategy to capture an increasing share of the parts and service work performed by franchised dealerships and enhancing profitability includes the following elements:

•
Focus on Customer Relationships; Emphasize Preventative Maintenance.    Our dealerships seek to retain new and used vehicle customers as customers of our parts and service departments. To accomplish this goal, we use computer systems that track customers’ maintenance records and provide advance notice to owners of vehicles purchased or serviced at our dealerships when their vehicles are due for periodic service. Our use of computer-based customer relationship management tools increases the reach and effectiveness of our marketing efforts, allowing us to target our promotional offerings to areas in which service capacity is under-utilized or profit margins are greatest. We continue to train our service personnel to establish relationships with their service customers to promote a long-term business relationship. And, we are focused on enhancing access to our service facilities by providing customers with readily-accessible means to schedule service appointments. We believe our parts and service activities are an integral part of the customer service experience, allowing us to create ongoing relationships with our dealerships’ customers thereby deepening customer loyalty to the dealership as a whole.

•
Sell Vehicle Service Contracts in Conjunction with Vehicle Sales.    Our finance and insurance sales departments attempt to connect new and used vehicle customers with vehicle service contracts, and thereby secure repeat customer business for our parts and service departments.

•
Efficient Management of Parts Inventory.    Our dealerships’ parts departments support their sales and service departments, selling factory-approved parts for the vehicle makes and models sold by a particular dealership. Parts are either used in repairs made in the service department, sold at retail to customers, or sold at wholesale to independent repair shops and other franchised dealerships. Our dealerships also frequently share parts with each other. Our dealerships employ parts managers who oversee parts inventories and sales. Software programs are used to monitor parts inventory, maximize sales, avoid obsolete and unused parts, and take advantage of manufacturer return procedures.

Finance and Insurance Sales
Revenues from our finance and insurance operations consist primarily of fees for arranging financing, and vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for 23.3% of our gross profit in 2012. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
Financing.    We arrange third-party purchase and lease financing for our customers. In return, we receive a fee from the third-party finance company upon completion of the financing. These third-party finance companies include manufacturers’ captive finance subsidiaries, selected commercial banks and a variety of other third-parties, including credit unions and regional auto finance companies. The fees we receive are subject to chargeback, or repayment, to the finance company, if a customer defaults or prepays the retail installment contract, typically during some limited time period at the beginning of the contract term. We have negotiated incentive programs with some finance companies pursuant to which we receive additional fees upon reaching a certain volume of business. Generally, we do not retain substantial credit risk after a customer has received financing, though we do retain limited credit risk in some circumstances.

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
New and Used Vehicle Inventory Financing
Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and three separate floorplan credit facility arrangements with manufacturers that we represent, Ford, BMW, and Volkswagen. Our revolving syndicated credit arrangement matures in June 2016 and provides a total borrowing capacity of $1.35 billion of financing (“Revolving Credit Facility”). We can expand the Revolving Credit Facility to its maximum commitment of $1.6 billion, subject to participating lender approval. The Revolving Credit Facility consists of two tranches: $1.1 billion for vehicle inventory financing (“Floorplan Line”), and $250.0 million for working capital, including acquisitions (“Acquisition Line”). We utilize the $1.1 billion tranche of our Floorplan Line to finance up to 80% of the value of our used vehicle inventory, except in the U.K., and up to 100% of the value of all new vehicle inventory, other than new vehicles purchased from Ford in the U.S. and BMW and Volkswagen in the U.K. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and a maximum of $250.0 million for the Acquisition Line. However, the amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon the available borrowing base calculation within the debt covenants under the Revolving Credit Facility.
Our floorplan arrangement with Ford Motor Credit Company provides $150.0 million of floorplan financing capacity (“FMCC Facility”). We use the funds available under this arrangement to exclusively finance our inventories of new Ford vehicles sold by the lender’s manufacturer affiliate. The FMCC Facility is an evergreen arrangement that may be canceled with 30 days notice by either party. Should the FMCC Facility no longer be available to us for financing of our new Ford inventory, we could utilize the available capacity under our Floorplan Line to finance our new Ford vehicle inventory.
In addition to the FMCC Facility, we finance certain rental vehicles through separate arrangements with the respective automobile manufacturers. We also utilize credit facilities with BMW Financial Services and Volkswagen Finance for the financing of new, used, and rental inventories associated with our U.K. operations. Many manufacturers offer interest assistance to offset a portion of floorplan interest charges incurred in connection with holding new vehicle inventory purchases, which we recognize as a reduction of cost of new vehicle sales.
Acquisition and Divestiture Program
We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a primary focus on import and luxury brands;

•	creating economies of scale;

•	delivering a targeted return on investment; and

•	eliminating underperforming dealerships.
Since our inception, we have grown our business primarily through acquisitions. Over the five-year period from January 1, 2008 through December 31, 2012, we:

•	purchased 41 franchises with expected annual revenues, estimated at the time of acquisition, of $1.6 billion;

•	disposed of or terminated 41 franchises with annual revenues of approximately $503.6 million; and

•	were granted nine new franchises by vehicle manufacturers with expected annual revenues, estimated at the time of grant, of $119.7 million.

Acquisition Strategy.    We seek to acquire large, profitable, well-established dealerships that are leaders in their markets to:

•	expand into geographic areas we currently do not serve;

•	expand our brand, product, and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets; and/or

•	increase operating efficiency and cost savings in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing.
We typically pursue dealerships with superior operational management, whom we seek to retain. By retaining existing personnel who have experience and in-depth knowledge of their local market, we believe that we can mitigate the risks involved with employing and training new and untested personnel. In addition, our acquisition strategy targets the purchase of the related real estate to provide maximum operating flexibility.
We focus on the acquisition of dealerships or groups of dealerships that we believe offer opportunities for higher returns, particularly import and luxury brands, which provide growth opportunities for our parts and service operations, and will strengthen our operations in geographic regions in which we currently operate with attractive long-term economic prospects.
Recent Acquisitions.    In 2012, we acquired one domestic, eight import, and seven luxury franchises with expected annualized revenues at the time of acquisition of $715.0 million. The new franchises included: (a) one Ford dealership in Georgia; (b) three Volkswagen dealerships with one in Texas and two in Florida; (c) one BMW dealership in South Carolina; (d) three Hyundai dealerships in Kansas, Texas, and Oklahoma; (e) one Honda dealership in Florida; (f) one Kia dealership in Kansas; and (g) six Audi dealerships in the U.K.
On January 24, 2013, we entered into an agreement to acquire all of the outstanding stock of UAB Motors Particpações S.A. ("UAB Motors"), an automotive retailing operator in Brazil, which is a growing global retail automotive market and currently the fourth largest new vehicle market in the world. The operations to be acquired include 18 dealerships and 21 franchises, including two Toyota, three Renault, four Nissan, four BMW, two MINI, three Peugeot, two Land Rover, and one Jaguar, as well as five collision centers, and one motorcycle dealership. Initially, we expect annualized revenues of UAB to be $650.0 million.
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
While it is our desire to only acquire profitable, well-established dealerships, at times we have been requested, in connection with the acquisition of a particular dealership group, to acquire dealerships that do not fit our acquisition strategy. We acquire such dealerships with the understanding that we may need to divest of them at some future time. The costs associated with such divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors, such as: (a) change in management, (b) increase or improvement in facility operations, (c) relocation of facility based on demographic changes, (d) reduction in costs, or (e) sales training. If, after a period of time, a dealership’s profitability does not positively respond, management will make the decision to sell the dealership to a third party, or, in a rare case, surrender the franchise back to the manufacturer. Management constantly monitors the performance of all of our dealerships, and routinely assesses the need for divestiture. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations or the impairment of long-lived assets. We continue to rationalize our dealership portfolio and focus on increasing the overall profitability of our operations. In conjunction with the disposition of certain of our dealerships, we may also dispose of the associated real estate.
Recent Dispositions.    During 2012, we disposed of six franchises with annual revenues of approximately $127.9 million.
Competition
We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the service maintenance and repair of vehicles. According to The National

Automobile Dealers Association, there are approximately 17,500 franchised automobile dealerships as of January 1, 2012, which is down from 17,700 as of January 1, 2011 and down 1,100 over the past five years. In addition, there are approximately 37,900 independent used vehicle dealers in the retail automotive industry.
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
New and Used Vehicles.    We believe the principal competitive factors in the automotive retailing business are location, suitability of the facility, on-site management, the suitability of a franchise to the market in which it is located, service, price, and selection. In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies, and Internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not sell in a particular market. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area.
In the used vehicle market, our dealerships compete both in their local market and nationally, including over the Internet, with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies, and private parties for the supply and resale of used vehicles.
Parts, Service and Collision.    We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, access to technology required for certain repairs and services (e.g., software patches, diagnostic equipment, etc.), location, price, the competence of technicians, and the availability of training programs to enhance such expertise. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty repairs and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains, and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally over the Internet in competition with franchised and independent retail and wholesale parts outlets. A number of regional or national chains offer selected parts and services at prices that may be lower than ours. Our collision centers compete with other large, multi-location companies, as well as local, independent, collision service operations.
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
Acquisitions.    We compete with other national dealer groups and individual investors for acquisitions. Increased competition, especially for certain luxury and import brands, may raise the cost of acquisitions. We cannot guarantee that there will be sufficient opportunities to complete desired acquisitions, nor are we able to guarantee that we will be able to complete acquisitions on terms acceptable to us.
Financing Arrangements and Indebtedness
As of December 31, 2012, our total outstanding indebtedness and lease and other obligations were $2,291.7 million, including the following:

•	$856.7 million under the Floorplan Line of our Revolving Credit Facility;

•	$262.9 million of future commitments under various operating leases;

•
$226.2 million of term loans, entered into independently with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”), and Ford Motor Credit Company ("FMCC"), as well as other third-party financial institutions, primarily to finance real estate;

•	$152.4 million in carrying value of 2.25% convertible senior notes due 2036 (“2.25% Notes”);

•	$80.7 million in carrying value of 3.00% convertible senior notes due 2020 (“3.00% Notes”);

•	$143.0 million under our FMCC Facility;

•	$68.9 million under floorplan notes payable to various manufacturer affiliates for foreign and rental vehicles;

•	$56.7 million under our five-year real estate credit facility (“Mortgage Facility”);

•	$38.2 million of capital lease obligations related to real estate, as well as $32.1 million of estimated interest;

•	$32.2 million of various other debt obligations;

•	$43.1 million of obligations from interest rate risk management activities, as well as $65.3 million of estimated interest associated therewith;

•	$193.8 million of estimated interest payments on floorplan notes payable and other long-term debt obligations;

•	$29.3 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line; and

•	$10.2 million of other short and long-term purchase commitments.
As of December 31, 2012, we had the following amounts available for additional borrowings under our various credit facilities:

•	$243.3 million under the Floorplan Line of our Revolving Credit Facility, including $112.3 million of immediately available funds;

•
$220.7 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants under the Revolving Credit Facility; and

•	$7.0 million under our FMCC Facility.
In addition, the indentures relating to our other debt instruments allow us to incur additional indebtedness and enter into additional operating leases, subject to certain conditions.
Stock Repurchase Program
From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2011, our Board approved a repurchase program that authorized us to purchase up to $50.0 million in common stock. The shares were to be repurchased from time to time in open market or privately negotiated transactions depending on market conditions, at our discretion, and funded by cash from operations. Pursuant to the August 2011 authorization, 241,991 shares were repurchased during 2012 at an average price of $46.75 per share, or for a total of $11.3 million. In July 2012, our Board of Directors authorized a new repurchase program of up to $50.0 million of our common stock, replacing any amount remaining from the August 2011 authorization. No repurchases have been executed under the July 2012 authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. We are limited under the terms of the Revolving Credit Facility and Mortgage Facility in our ability to repurchase shares of our outstanding common stock ("Restricted Payment Basket").
Dividends
During 2012, our Board of Directors approved four quarterly cash dividends totaling $0.59 per share or $13.4 million. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments, and other factors. Under the terms of the Restricted Payment Basket, we are also limited in our ability to make cash dividend payments to our stockholders.
As of December 31, 2012, the Restricted Payment Basket under both facilities was $115.6 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.
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
Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness, and customer satisfaction. In most cases, manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. From time to time, certain manufacturers may assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. We work with these manufacturers to address any performance issues. In general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration. Further, federal law, including any federal bankruptcy law, may preempt state law and allow manufacturers greater freedom to terminate or not renew franchises. The economic recession, that began in 2008, caused domestic manufacturers to critically evaluate their respective dealer networks and terminate certain brands, and, as a result, the respective franchises. For example, General Motors chose to discontinue the Pontiac brand and, as a result, both of our Pontiac franchises were terminated. In addition, Ford chose to discontinue the Mercury brand and, as a result, all four of our Mercury franchises were terminated. Subject to the recent or similar future economic factors, we generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification.
Our dealership service departments perform vehicle repairs and service for customers under manufacturer warranties. We are reimbursed for the repairs and service directly from the manufacturer. Some manufacturers offer rebates to new vehicle customers that we are required, under specific program rules, to adequately document, support, and typically are responsible for collecting. In addition, from time to time, some manufacturers provide us with incentives to sell certain models and levels of inventory over designated periods of time. Under the terms of our dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive, and rebate audits and charge us back for unsupported or non-qualifying warranty repairs, rebates or incentives.
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

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers that accounted for approximately 10% or more of our new vehicle retail unit sales:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Year Ended December 31, 2012
Toyota	30.3%
Nissan	11.4%
BMW	11.3%
Honda	11.1%
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
Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, usury laws, and other installment sales laws and regulations. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us, or our dealerships, by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.
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
Environmental and Occupational Health and Safety Laws and Regulations
Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. Consequently, our business is subject to a complex variety of stringent federal, state and local laws and regulations governing management and disposal of materials and wastes, protection of the environment and occupational health and safety. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits or other governmental approvals to conduct regulated activities, restricting the manner in which we handle, recycle and dispose of our wastes, incurring capital expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, impose specific health and safety criteria addressing worker protection, and impose substantial liabilities for pollution caused by our operations or attributable to former operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations. We may not be able to recover some or any of these costs from insurance.
Most of our dealerships utilize above ground storage tanks and, to a lesser extent, underground storage tanks primarily for storing and dispensing petroleum-based products. Storage tanks are subject to testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act, or RCRA, and its state law counterparts. RCRA imposes requirements relating to the handling and disposal of hazardous and non-hazardous wastes and requires us to comply with stringent and costly requirements in connection with our storage and recycling or disposal of the various used fluids, paints, batteries, tires, and fuels generated by our operations. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act) and comparable state and local programs govern certain wastewater and stormwater discharges from our operations, which discharges may require permitting. Similarly, certain sources of air emissions from our operations may be subject to permitting, pursuant to the federal Clean Air Act and related state and local laws. Certain health and safety standards imposed under the Federal Occupational Safety and Health Act or otherwise promulgated by the Occupational Safety and Health administration of the United States Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.
We generally conduct environmental studies on dealerships to be acquired regardless of whether we are leasing or acquiring in fee the underlying real property, and as necessary, implement environmental management practices or remedial activities to reduce the risk of noncompliance with environmental laws and regulations. Nevertheless, we currently own or lease, and in connection with our acquisition program anticipate in the future owning or leasing, properties that in some instances have been used for auto retailing and servicing for many years. Laws regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Although we or our predecessors may have utilized operating and disposal practices that were standard in the industry at the time, a risk exists that petroleum products or wastes such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels could have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for recycling or disposal. Further, we believe that structures found on some of these properties may contain asbestos-containing materials, although in an undisturbed condition that does not require removal or other corrective action under applicable regulations. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such petroleum products or wastes were not under our control. These properties and the materials disposed or released on them may be subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act (also known as the Superfund law), RCRA and analogous state laws, pursuant to which we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Consequently, any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly vehicular pollution control equipment or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our financial position and results of operations. For example, vehicle manufacturers are subject to federal mandated corporate average fuel economy standards, which will increase substantially from 2013 through model year 2017. Furthermore, in response to studies suggesting that emissions of carbon dioxide and certain other gases, referred to an “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere and other climatic changes, climate-change legislation and regulatory changes have been made or are being considered at state and federal levels. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell.
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
Employees
We believe our relationship with our employees is favorable. As of December 31, 2012, we employed 9,343 (full-time, part-time and temporary) people, of whom:

•	1,393 were employed in managerial positions;

•	1,914 were employed in non-managerial vehicle sales department positions;

•	4,527 were employed in non-managerial parts and service department positions; and

•	1,509 were employed in administrative support positions.
Eighty-two of our employees in New Jersey are represented by a labor union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities and/or their suppliers. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.
For further discussion, please read Part I, “Item 1A. Risk Factors.”
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
The following table sets forth certain information as of the date of this Form 10-K regarding our current executive officers:

Name	Age	Position
Earl J. Hesterberg	59	President and Chief Executive Officer, Director
John C. Rickel	51	Senior Vice President and Chief Financial Officer
Darryl M. Burman	54	Vice President and General Counsel
Peter C. DeLongchamps	52	Vice President, Financial Services and Manufacturer Relations
J. Brooks O’Hara	57	Vice President, Human Resources
Earl J. Hesterberg
Mr. Hesterberg has served as our President and Chief Executive Officer and as a director since April 2005. Prior to joining us, Mr. Hesterberg had served as Group Vice President, North America Marketing, Sales and Service for Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts, since October 2004. From July 1999 to

September 2004, he served as Vice President, Marketing, Sales and Service for Ford of Europe, and from 1999 until 2005, he served on the supervisory board of Ford Werke AG. Mr. Hesterberg has also served as President and Chief Executive Officer of Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. He has also held various senior sales, marketing, general management, and parts and service positions with Nissan Motor Corporation in U.S.A. and Nissan Europe, both of which are wholly-owned by Nissan Motor Co., Ltd., a global provider of automotive products and services. Mr. Hesterberg serves on the Board of Directors of Stage Stores, Inc., a national retail clothing chain with over 800 stores located in 39 states where he is a member of the Corporate Governance and Nominating Committee and Chairman of the Compensation Committee. Mr. Hesterberg also serves on the Board of Trustees of Davidson College and on the Board of Directors of the Greater Houston Partnership, a local non-profit organization dedicated to building regional economic prosperity. Mr. Hesterberg received his BA in Psychology at Davidson College in 1975 and his MBA from Xavier University in 1978.
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
Peter C. DeLongchamps
Mr. DeLongchamps has served as our Vice President, Financial Services & Manufacturer Relations since December 2011. He previously served as Vice President, Manufacturer Relations & Public Affairs from January 2006 through December 2011, and as Vice President, Manufacturer Relations from July 2004 through December 2005. Mr. DeLongchamps began his automotive retailing career in 1980, having served as District Manager for General Motors Corporation and Regional Operations Manager for BMW of North America, as well as various other management positions in the automotive industry. Immediately prior to joining us in 2004, Mr. DeLongchamps was President of Advantage BMW, a Houston-based automotive retailer. Mr. DeLongchamps also serves on the Board of Directors of Junior Achievement of Southeast Texas and the GR8 HOPE Foundation. Mr. DeLongchamps received his BBA from Baylor University in 1983.
J. Brooks O’Hara
Mr. O’Hara has served as our Vice President, Human Resources since February 2000. From 1997 until joining us, Mr. O’Hara was Corporate Manager of Organizational Development at Valero Energy Corporation, an integrated refining and marketing company. Prior to joining Valero, Mr. O’Hara served for a number of years as Vice President of Administration and Human Resources at Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. Mr. O’Hara is certified as a Senior Professional in Human Resources (SPHR). Mr. O’Hara received his BS in Marketing from Florida State University in 1978 and his MBA in 1991 from the University of St. Thomas.
Internet Website and Availability of Public Filings
Our Internet address is www.group1auto.com. We make the following information available free of charge on our internet website:

•	Annual Report on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current Reports on Form 8-K;

•	Amendments to the reports filed or furnished electronically with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act;

•	Our Corporate Governance Guidelines;

•	The charters for our Audit, Compensation, Finance/Risk Management and Nominating/Governance Committees;

•	Our Code of Conduct for Directors, Officers and Employees; and

•	Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller.
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
Item 1A. Risk Factors
Demand for and pricing of our products and services is subject to economic conditions and other factors, which have had and, in the future, could have a material adverse effect on our business, revenues and profitability.
The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates, credit availability. During economic downturns, such as the recession experienced in 2008 and much of 2009, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. Periods of economic uncertainty, as well volatility in consumer preference around fuel-efficient vehicles in response to volatile fuel prices, concern about domestic manufacturer viability, may adversely impact future consumer spending and result in a difficult business environment. Any tightening of the credit markets and credit conditions may decrease the availability of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply higher credit standards or if there is another decline in the overall availability of credit in the sub-prime lending market, the ability of consumers to purchase used vehicles could be limited, which could have a material adverse effect on our used car business, revenues, cash flows and profitability.
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
Toyota/Scion/Lexus, Nissan/Infiniti, Honda/Acura, Ford, BMW/MINI, Daimler, Chrysler and General Motors dealerships represented approximately 88.5% of our total new vehicle retail units sold in 2012. In particular, sales of Toyota/Scion/Lexus new vehicles represented 30.3% of our new vehicle unit sales in 2012. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.

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
We are dependent on our relationships with manufacturers and if we are unable to enter into new franchise agreements in connection with dealership acquisitions or maintain or renew our existing franchise agreements on favorable terms, our operations may be significantly impaired.
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
A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. For example, we may acquire only four primary Lexus dealerships or six outlets nationally, including only two Lexus dealerships in any one of the four Lexus geographic areas. We own three primary Lexus dealerships. Also, under the manufacturer’s interpretation of existing guidelines, we own the maximum number of Toyota dealerships permitted in the Gulf States region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas, and in the Boston region, which is comprised of Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont.
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
We will continue to need substantial capital in order to acquire additional automobile dealerships. We currently intend to finance future acquisitions by using cash generated from operations, borrowings under our acquisition lines, proceeds from debt and/or equity offerings and/or issuing shares of our common stock as partial consideration for acquired dealerships. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. While it has improved recently, access to funding through the debt or equity capital markets could become challenging again in the future. Also, in the recent past, the cost of obtaining money from the credit markets increased as many lenders and institutional investors increased interest rates, enacted tighter lending standards, refused to refinance existing debt as maturity at all or on terms similar to current debt, and reduced and, in some cases, ceased to provide funding to borrowers. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock is depressed or if our access to capital is limited.
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
The primary goal of CAFE was to substantially increase passenger car fuel efficiency. Congress has continuously increased the standards since 1974, and, since mid-year 1990, the passenger car standard was increased to 27.5 miles per gallon, and had remained at this level through 2010 until it increased to 30.2 miles per gallon in 2011. In 2011 and then revised in 2012 the CAFE standards began to be expressed as a mathematical function depending on the vehicle "footprint".
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
In the course of our operations, we generate, handle, store and recycle or dispose of various used products and wastes. These business activities are subject to stringent federal, regional, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial and corrective action obligations, and the issuance of injections limiting or preventing some or all of our operations.
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
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly pollution control equipment or waste containment, management or disposal requirements could have a material adverse effect on our financial position and results of operation. For instance, vehicle manufacturers are currently subject to federally mandated corporate average fuel economy standards, which require most manufacturers to modify their engines to achieve a fleet-wide average fuel efficiency equivalent of 35.5 miles per gallon by model year 2017 and to achieve a fuel efficiency equivalent of 54.5 miles per gallon by 2025. These increased fuel efficiency requirements are expected to increase the cost of new vehicles over time, which could potentially result in a reduction in new vehicle sales. Also, in response to studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere and other climatic changes, the Congress and numerous states have from time to time considered and — in the case of some states, adopted — legislation to restrict greenhouse gases. Moreover, the EPA has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles, require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, and require monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell. Please see “Item 1. Business — Governmental Regulations — Environmental and Occupational Health and Safety Laws and Regulations” for more information.
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
Please see “Item 1. Business — Competition” for more discussion of competition in our industry.
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
Based on the organization and management of our business, we determined that each region qualified as reporting units for the purpose of assessing goodwill for impairment. To determine the fair value of our reporting units in assessing the carrying value of our goodwill for impairment, we use a combination of the discounted cash flow and market approaches. In addition, we are required to evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level. To test the carrying value of each individual intangible franchise right for impairment, we also use a discounted cash flow based approach. Both these analyses are based upon a series of assumptions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Accounting Estimates — Goodwill” and “Intangible Franchise Rights” for additional information on our assumptions. If any one of these assumptions changes, or fails to materialize, the resulting decline in our estimated fair value could result in a material non-cash impairment charge.
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
Borrowings under our Revolving Credit Facility, FMCC Facility, Mortgage Facility, and various other notes payable bear interest based on a floating rate. Therefore, our interest expense would increase with any rise in interest rates. We have entered into derivative transactions to convert a portion of our variable-rate debt to fixed rates to partially mitigate this risk. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. In addition, we receive credit assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.
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
Our debt instruments contain numerous covenants that limit our discretion with respect to business matters, including mergers or acquisitions, paying dividends, repurchasing our common stock, international investments, incurring additional debt or disposing of assets. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures under the cross default provisions in those agreements or indentures. If a default or cross default were to occur, we may be required to renegotiate the terms of our indebtedness, which would likely be on less favorable terms than our current terms and cause us to incur additional fees to process. Alternatively, we may not be able to pay our debts or borrow sufficient funds to refinance them. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.
Our U.K. operations are subject to risks associated with foreign currency and exchange rate fluctuations.
We are exposed to additional risks related to our foreign operations in the U.K., including:

•	exposure to currency and exchange rate fluctuations;

•	unexpected changes in laws, regulations, and policies of foreign governments or other regulatory bodies;

•	lack of franchise protection, which creates greater competition; and

•	additional tariffs, trade restrictions, restrictions on repatriation of foreign earnings, and international tax laws and treaties.
Our Consolidated Financial Statements reflect that our results of operations and financial position are reported in local currency and are converted into U.S. Dollars at the applicable currency rate. Fluctuations in such currency rates may have a material effect on our results of operations or financial position as reported in U.S. Dollars. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rates” for additional information on foreign currency exchange rate sensitivity.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We presently lease our corporate headquarters, which is located at 800 Gessner, Suite 500, Houston, Texas. In addition, as of December 31, 2012, we had 157 franchises situated in 121 dealership locations throughout 15 states in the U.S. and in the U.K. As of December 31, 2012, we leased 72 of these locations and owned the remainder. We have one location in Massachusetts, one location in Alabama and one location in California where we lease the land, but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased
East	Massachusetts	4	3
	Georgia	4	1
	New Jersey	4	3
	Maryland	2	—
	Mississippi	3	—
	South Carolina	3	1
	Alabama	1	1
	New York	1	3
	Florida	3	1
	New Hampshire	1	2
	Louisiana	—	4
		26	19
West	Texas	10	28
	California	2	10
	Kansas	4	—
	Oklahoma	2	10
		18	48
International	United Kingdom	5	5
Total		49	72
We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. Prior to 2005, we tried to structure our operations so as to avoid the ownership of real property. In connection with our dealership acquisitions, we generally sought to lease, rather than acquire, the facilities on which the acquired dealerships were located. We generally entered into lease agreements with respect to such facilities that have 30-year total terms, consisting of 15-year initial terms and three five-year option periods, at our option. As a result, we lease the majority of our facilities under long-term operating leases. See Note 18 to our Consolidated Financial Statements, “Operating Leases.”
Since 2005, Group 1 Realty, Inc., one of our wholly-owned subsidiaries, has typically acquired the property in connection with our dealership acquisitions and relocations and acts as the landlord for those dealership operations. For the year ended December 31, 2012, we acquired $69.7 million of real estate, of which $44.4 million was purchased in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate used in operations that we owned was $518.0 million as of December 31, 2012. Of this total, $441.3 million is mortgaged through our Mortgage Facility or another real estate related borrowing arrangement. We do not believe that any single facility is material to our operations and, if necessary, we would obtain a replacement facility.
Item 3. Legal Proceedings
From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. Amounts that have been accrued or paid related to the settlement of litigation are included in Selling, General and Administrative expenses ("SG&A") in our Consolidated Statements of Operations. In addition, the manufacturers of the vehicles that we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge us back for amounts determined to be invalid payments under the manufacturers’ programs, subject to our right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of manufacturer chargebacks of recognized incentives and rebates are included in cost of sales in our Consolidated Statements of Operations, while such amounts for manufacturer chargebacks of recognized warranty-related items are included as a reduction of revenues in our Consolidated Statements of Operations.
In December 2011, an adverse jury verdict was rendered against us in the San Diego County Superior Court, awarding $7.5 million to the plaintiff who sought reimbursement for medical expenses, lost wages and pain and suffering arising from an accident involving one of our customer shuttle vans and the plaintiff’s motorcycle. We have appealed the verdict and will continue to pursue the appeal at all levels available under the law. We maintain insurance coverage for any loss in excess of our $1.0 million self-insured retention. We have fully accrued the amount of the award and the related insurance charge as a current account receivable and a current accrued expense, respectively, in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011. Our insurance deductible was recognized as SG&A expense during the year ended December 31, 2011.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 54 holders of record of our common stock as of February 14, 2013. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2011 and 2012:

	High	Low	Dividends Declared
2011:
First Quarter	$43.15	$37.32	$0.11
Second Quarter	44.98	35.43	0.11
Third Quarter	49.82	33.67	0.13
Fourth Quarter	52.16	33.31	0.13
2012:
First Quarter	$57.71	$47.95	$0.14
Second Quarter	59.97	43.63	0.15
Third Quarter	61.06	44.98	0.15
Fourth Quarter	65.99	57.31	0.15
We expect comparable cash dividends to be paid in the future. However, payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of December 31, 2012, the Restricted Payment Basket under both facilities was $115.6 million. The Restricted Payment Basket will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

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
The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2007, and that all dividends were reinvested. Performance data for Group 1 Automotive, Inc., the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

Measurement Date	Group 1 Automotive, Inc.	S&P 500	Peer Group
December 2007	$100.00	$100.00	$100.00
December 2008	46.39	62.99	47.61
December 2009	122.10	79.65	96.65
December 2010	180.31	91.64	134.95
December 2011	226.18	93.57	168.77
December 2012	273.58	108.53	216.06
Purchases of Equity Securities by the Issuer
No shares of our common stock were repurchased during the three months ended December 31, 2012. See “Item 1. Business — Stock Repurchase Program” for more information.

Item 6. Selected Financial Data
The following selected historical financial data as of December 31, 2012, 2011, 2010, 2009, and 2008, and for the five years in the period ended December 31, 2012, have been derived from our audited Consolidated Financial Statements, subject to certain reclassifications to make prior years conform to the current year presentation, except for the earnings per share data in 2008, which has been restated to conform with our adoption of the two-class method for computing earnings per share. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.
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

	Year Ended December 31,
	2012	2011	2010	2009	2008 (3)
		(In thousands, except per share amounts)
Income Statement Data:
Revenues	$7,476,100	$6,079,765	$5,509,169	$4,525,707	$5,654,087
Cost of sales	6,358,848	5,119,165	4,632,136	3,749,870	4,738,426
Gross profit	1,117,252	960,600	877,033	775,837	915,661
Selling, general and administrative expenses	848,446	735,229	693,635	621,048	739,430
Depreciation and amortization expense	31,534	27,063	26,455	25,828	25,652
Asset impairments	7,276	4,805	10,840	20,887	163,023
Income (loss) from operations	229,996	193,503	146,103	108,074	(12,444)
Other income and (expense):
Floorplan interest expense	(31,796)	(27,687)	(34,110)	(32,345)	(46,377)
Other interest expense, net	(37,465)	(33,722)	(27,217)	(29,075)	(36,783)
Gain (loss) on redemption of long-term debt	—	—	(3,872)	8,211	18,126
Other income (expense), net	—	—	—	(14)	302
Income (loss) from continuing operations before income taxes	160,735	132,094	80,904	54,851	(77,176)
Benefit (provision) for income taxes	(60,526)	(49,700)	(30,600)	(20,006)	31,166
Income (loss) from continuing operations	100,209	82,394	50,304	34,845	(46,010)
Loss related to discontinued operations, net of tax	—	—	—	—	(2,003)
Net income (loss)	$100,209	$82,394	$50,304	$34,845	$(48,013)

	Year Ended December 31,
	2012	2011	2010	2009	2008 (3)
		(In thousands, except per share amounts)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$4.39	$3.50	$2.09	$1.43	$(1.57)
Loss related to discontinued operations, net of tax	—	—	—	—	(0.09)
Net income (loss)	$4.39	$3.50	$2.09	$1.43	$(1.66)
Diluted:
Income (loss) from continuing operations	$4.19	$3.47	$2.09	$1.43	$(1.57)
Loss related to discontinued operations, net of tax	—	—	—	—	(0.09)
Net income (loss)	$4.19	$3.47	$2.09	$1.43	$(1.66)
Dividends per share	$0.59	$0.48	$0.10	$—	$0.47
Weighted average common shares outstanding:
Basic	21,620	22,157	22,767	22,888	22,513
Diluted	22,688	22,409	22,788	22,906	22,532

	December 31,
	2012	2011	2010	2009	2008
		(Dollars in thousands)
Balance Sheet Data:
Working capital	$170,603	$130,637	$124,300	$103,225	$92,128
Inventories	1,194,288	867,470	777,771	596,743	845,944
Total assets	3,023,015	2,476,343	2,201,964	1,969,414	2,288,114
Floorplan notes payable — credit facility (1)	856,698	609,738	560,840	420,319	693,692
Floorplan notes payable — manufacturer affiliates	211,965	155,980	103,345	115,180	128,580
Acquisition line	—	—	—	—	50,000
Mortgage facility, including current portion	56,677	41,003	42,600	192,727	177,998
Long-term debt, including current portion	521,010	456,261	423,539	265,769	322,319
Temporary Equity (4)	32,505	—	—	—	—
Stockholders’ equity	$860,284	$807,100	$784,368	$720,156	$662,117
Long-term debt to capitalization (2)	39%	38%	37%	39%	45%
(1) Includes immediately available funds of $112.3 million, $109.2 million, $129.2 million, $71.6 million, and $44.9 million, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.
(2) Includes the Acquisition Line, Mortgage Facility and other long-term debt and excludes short-term financing.
(3) Earnings per share data has been restated to conform with our adoption of the two-class method of computing earnings per share.
(4) For the long-term debt to capitalization, temporary equity is included as a component of the capitalization.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with Part I, including the matters set forth in “Item 1A. Risk Factors,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.
Overview
We are a leading operator in the automotive retail industry. As of December 31, 2012, we owned and operated 142 franchises, representing 31 brands of automobiles, at 111 dealership locations and 28 collision service centers in the U.S. and 15 franchises at ten dealerships and three collision centers in the U.K. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina, and Texas in the U.S. and in the towns of Brighton, Chelmsford, Chingford, Farnborough, Hailsham, Harold Wood, Hindhead, Southend, Stanstead, and Worthing in the U.K.
As of December 31, 2012, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (45 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, and South Carolina) and (b) the West (66 dealerships in California, Kansas, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our dealerships in the U.K. are also managed locally with direct reporting responsibilities to our corporate management team.
We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2008, through December 31, 2012, we have purchased 41 franchises with expected annual revenues at the time of acquisition of $1.6 billion and been granted nine new franchises by our manufacturers, with expected annual revenues at the time of acquisition of $119.7 million. In 2012 alone, we acquired one domestic, eight import, and seven luxury franchises with expected annual revenues at the time of acquisition of $715.0 million. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand, and existing real estate obligations. From January 1, 2008 through December 31, 2012, we disposed of or terminated 41 franchises with annual revenues of approximately $503.6 million. Specifically, during 2012, we disposed of three luxury and three import franchises with annual revenues of approximately $127.9 million. In the following discussion and analysis, we report certain performance measures of our newly acquired and disposed dealerships separately from those of our existing dealerships.
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, consumer discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices, and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services, as well as our ability to reduce our costs in response to lower sales.
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
According to industry experts, the annual new unit sales for 2012 increased 1.7 million units, or 13.3%, to 14.5 million units, compared to 12.8 million units in 2011. For the year ended December 31, 2012, our total revenues increased 23.0% from 2011 to $7.5 billion and gross profit improved 16.3% to $1.1 billion. For the years ended December 31, 2011 and 2010, total revenues were $6.1 billion and $5.5 billion, respectively. For the years ended December 31, 2011 and 2010, gross profits were $960.6 million and 877.0 million, respectively. For the year ended December 31, 2012, we realized net income of $100.2 million, or $4.19 per diluted common share, and for the years ended December 31, 2011 and 2010, we realized net income of $82.4 million, or $3.47 per diluted share, and $50.3 million, or $2.09 per diluted share, respectively. In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2012, 2011, and 2010:

Year Ended December 31, 2012:

•
Asset Impairments: We determined that the fair value of indefinite-lived intangible franchise rights related to three of our franchises did not exceed their carrying value and an impairment charge was required. Accordingly, we recorded a $7.0 million pretax non-cash impairment charge during the fourth quarter of 2012. We also recognized a total of $0.3 million in pretax non-cash asset impairment charges related to impairment of various long-lived assets.

•
Non-Cash Interest Expense: Our 2012 results were negatively impacted by $9.9 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes and 3.00% Notes representing the impact of the accounting for convertible debt as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt (“ASC 470”).

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

•
Convertible Debt Offering and Debt Redemption: We issued $115.0 million aggregate principal amount of 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act which will mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date. In conjunction with using the proceeds of our 3.00% Notes offering, we completed the redemption of our then outstanding $74.6 million face value 8.25% Senior Subordinated Notes (“8.25% Notes”) at a redemption price of 102.75% of the principal amount of the notes. We incurred a $3.9 million pretax charge in completing the redemption, consisting primarily of a $2.1 million redemption premium, a $1.5 million write-off of unamortized bond discount and deferred costs and $0.3 million of other debt extinguishment costs.

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

Key Performance Indicators
The following table highlights certain of the key performance indicators we use to manage our business:
Consolidated Statistical Data

	For the Year Ended December 31,
	2012	2011	2010
Unit Sales
Retail Sales
New Vehicle	128,550	102,022	97,511
Used Vehicle	85,366	70,475	66,001
Total Retail Sales	213,916	172,497	163,512
Wholesale Sales	43,756	35,997	33,524
Total Vehicle Sales	257,672	208,494	197,036
Gross Margin
New Vehicle Retail Sales	5.8%	6.2%	5.8%
Total Used Vehicle Sales	7.3%	7.7%	7.9%
Parts and Service Sales	52.4%	52.3%	53.8%
Total Gross Margin	14.9%	15.8%	15.9%
SG&A as a % of Gross Profit	75.9%	76.5%	79.1%
Operating Margin	3.1%	3.2%	2.7%
Pretax Margin	2.1%	2.2%	1.5%
Finance and Insurance Revenues per Retail Unit Sold	$1,215	$1,135	$1,032
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances that are discussed in more detail in the “Results of Operations” section that follows.
Over the course of 2012, our industry experienced an increase in new vehicle unit sales. While total industry sales are still low relative to years before 2008, unit sales have risen from 12.8 million for the twelve months ended December 31, 2011 to 14.5 million in 2012. Our new vehicle retail sales revenues increased 26.1% for the twelve months ended December 31, 2012 as compared to 2011. This growth primarily reflects an increase in new vehicle unit sales of 26.0% for the year ended December 31, 2012, reflecting stronger consumer confidence, improved inventory levels in our import brands that had experienced shortages as a result of the March 2011 natural disaster in Japan, and strong execution by our operating team. New vehicle retail gross margin declined during the year ended December 31, 2012 primarily as industry-wide new vehicle inventory levels returned to more normalized levels following the shortage in most of 2011.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our used vehicle retail sales revenues increased 24.0% for the twelve months ended December 31, 2012 as compared to 2011. This growth primarily reflects an increase in the used vehicle unit sales of 21.1% for the year ended December 31, 2012 as compared to 2011. The improving economic environment that has benefited new vehicle sales also supported improved used vehicle demand. Used vehicle gross margins declined for the twelve months ended December 31, 2012, due to a decrease in gross profit per unit sold coupled with an increase in the sales price per unit.
Our parts and service sales increased by 8.1%, for the year ended December 31, 2012, as compared to the same period in 2011, primarily driven by increases in our customer-pay parts and service business and in our collision business, as well as in our wholesale parts business. Our parts and service margins for 2012 increased to 52.4%, up 10 basis points from 2011, primarily as a result of an increase in internal work generated by increased new and used retail vehicle sales volumes.
Our consolidated finance and insurance income per retail unit sold increased to $1,215 for the twelve months of 2012, as compared to $1,135 in 2011, primarily driven by increases in income per contract from our finance, insurance, and other product offerings, as well as an increase in penetration rates for finance and vehicle service contracts.
Our total gross margin decreased 90 basis points to 14.9% for the twelve months ended December 31, 2012, primarily due to the shift in business mix towards the lower margin new and used vehicle businesses.

Our consolidated SG&A expenses increased in absolute dollars for the twelve months ended December 31, 2012, as compared to 2011, primarily as a result of the correlation to vehicle sales volumes, as well as dealership acquisitions. However, SG&A as a percentage of gross profit declined 60 basis points to 75.9%, for the year ended December 31, 2012 from the same period in 2011, reflecting ongoing cost control and the leverage on our cost structure that higher revenues and gross profits provide.
For the twelve months ended December 31, 2012, floorplan interest expense increased 14.8%, as compared to 2011, primarily due to higher weighted average borrowings as our import brand inventories returned to more normalized levels following the March 2011 natural disasters in Japan and recent acquisitions. Other interest expense increased 11.1% for the year ended December 31, 2012, largely due to an increase in real estate related borrowings.
The combination of all of these factors, including $7.3 million of asset impairments, resulted in an operating margin of 3.1% for the twelve months ended December 31, 2012, which reflects a 10 basis-point decrease from 2011.
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
We have identified below what we believe to be the most pervasive accounting policies and estimates that are of particular importance to the portrayal of our financial position, results of operations and cash flows. See Note 2 to our Consolidated Financial Statements, “Summary or Significant Accounting Policies and Estimates,” for further discussion of all our significant accounting policies and estimates.
Inventories. We carry new, used and demonstrator vehicle inventories, as well as parts and accessories inventories, at the lower of cost (determined on a first-in, first-out basis for parts and accessories) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our Consolidated Balance Sheets and as a reduction to cost of sales in our Statements of Operations as the vehicles are sold. At December 31, 2012 and 2011, inventory cost had been reduced by $7.8 million and $5.5 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $33.9 million, $26.1 million, and $24.0 million for interest assistance received related to vehicles sold for the years ended December 31, 2012, 2011, and 2010, respectively. Manufacturers' interest assistance ranged, over the past three years, from approximately 69.2% of our quarterly floorplan interest expense in the first quarter of 2010 to 115.9% for the third quarter of 2012, and was 103.2% for the fourth quarter of 2012.
As the market value of inventory typically declines over time, we establish new and used vehicle reserves based on our historical loss experience and considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated, by the speed at which we turn this inventory. At December 31, 2012, our used vehicle days’ supply was 38 days.
Goodwill. As of December 31, 2012, we defined our reporting units as each of our two regions in the U.S. and the U.K. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of our regions as of October 31st, we perform a fair value and potential impairment assessment of goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).

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
We use a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of our reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated WACC. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach as of December 31, 2012, we based our analysis on a slow recovery back to a seasonally adjusted annual rate ("SAAR") of 16.5 million units by 2017. For the market approach, we utilize recent market multiples of guideline companies for both revenue (20% weighted) and pretax net income (80% weighted). Each of these assumptions requires us to use our knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions change, in some cases insignificantly, or fails to materialize, the resulting decline in the estimated fair value could result in a material non-cash impairment charge to the goodwill associated with our reporting unit(s).
Intangible Franchise Rights. Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. We expect these franchise agreements to continue for an indefinite period and, when these agreements do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2012 and 2011 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets and, in accordance with guidance primarily codified within ASC 350, Intangibles — Goodwill and Other (“ASC 350”), we evaluate these franchise rights for impairment annually in the fourth quarter, based on the carrying values of our individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.
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
Revenue Recognition. Revenues from vehicle sales, parts sales, and vehicle service are recognized upon completion of the sale or service and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected. We include revenues from our collision center operations in parts and services sales.
We record the profit we receive for arranging vehicle fleet transactions net in other finance and insurance revenues. Since all sales of new vehicles must occur through franchised new vehicle dealerships, the dealerships effectively act as agents for the automobile manufacturers in completing sales of vehicles to fleet customers. As these customers typically order the vehicles, we have no significant inventory risk. Additionally, fleet customers generally receive special purchase incentives from the automobile manufacturers and we receive only a nominal fee for facilitating the transactions. Taxes collected from customers and remitted to governmental agencies are not included in total revenues.
We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In addition, we receive fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, we earn volume incentive rebates and interest income on reserves, as well as participate in the underwriting profits of the products. We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining estimates of future amounts which might be charged back would have changed the reserve at December 31, 2012, by $2.2 million.
Self-Insured Property and Casualty Reserves. We purchase insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self-insured retentions.
Annually we engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. In the interim, we review the estimates within the study and monitor actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the actuarially determined estimate of aggregate future losses would have changed the reserve for these losses at December 31, 2012, by $2.7 million. Our auto physical damage insurance coverage contains an annual aggregate retention (stop loss) limit. For policy years ended prior to October 31, 2005, our workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). Our exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur.
Our maximum potential exposure under all of the Stop Loss Plans totaled $40.4 million at December 31, 2012, before consideration of amounts previously paid or accruals recorded related to our loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $16.7 million at December 31, 2012.
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
We follow the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all derivative instruments on our Consolidated Balance Sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense. All of our interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2012, 2011, and 2010.
We measure interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of our derivative instruments. In measuring fair value, the option-pricing Black-Scholes present value technique is utilized for all of our derivative instruments. This option-pricing technique utilizes a one-month London Interbank Offered Rate (“LIBOR”) forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Also included in our fair value estimate is a consideration of credit risk. Because the interest rate derivative instruments were in a liability position, an estimate of our own credit risk was included in the fair value calculation, based upon the spread between the one-month LIBOR yield curve and the average 10 and 20-year retail rate for BB S&P rated companies, or 6.5%, as of December 31, 2012. We have determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, we have classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 13 to our Consolidated Financial Statements, “Fair Value Measurements.” We validate the outputs of our valuation technique by comparison to valuations from the respective counterparties.
Income Taxes. Currently, we operate in 15 different states in the U.S. and in the U.K., each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, our estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction. Deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Each tax position must satisfy a threshold of more-likely-than-not and a measurement attribute for some or all of the benefits of that position to be recognized in a company's financial statements. See Note 7 to our Consolidated Financial Statements, “Income Taxes,” for additional information.
We have recognized deferred tax assets, net of valuation allowances, that we believe will be realized, based primarily on the assumption of future taxable income. To the extent that we have determined that net income attributable to certain state jurisdictions will not be sufficient to realize certain net operating losses, a corresponding valuation allowance has been established.
Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2011, the results from this dealership will appear in our Same Store comparison beginning in 2012 for the period July 2012 through December 2012, when comparing to July 2011 through December 2011 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2011 Same Store results that are compared to 2012 differ from those used in the comparison to 2010. Same Store results also include the activities of our corporate headquarters.
The following table summarizes our combined Same Store results for the year ended December 31, 2012 as compared to 2011 and for the year ended December 31, 2011 compared to 2010.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Revenues
New vehicle retail	$3,932,266	16.3%	$3,381,216	$3,252,960	6.4%	$3,056,307
Used vehicle retail	1,618,272	14.8%	1,409,253	1,361,006	7.9%	1,261,856
Used vehicle wholesale	254,052	1.7%	249,693	240,467	13.1%	212,631
Parts and service	826,119	2.0%	809,632	776,005	2.5%	757,132
Finance, insurance and other	242,706	24.6%	194,775	188,105	12.4%	167,339
Total revenues	$6,873,415	13.7%	$6,044,569	$5,818,543	6.7%	$5,455,265
Cost of Sales
New vehicle retail	$3,708,763	16.9%	$3,172,080	$3,050,345	5.9%	$2,880,105
Used vehicle retail	1,483,616	15.4%	1,285,545	1,241,438	8.2%	1,147,551
Used vehicle wholesale	251,381	2.3%	245,615	236,166	12.6%	209,649
Parts and service	393,704	2.1%	385,779	364,724	4.5%	349,139
Total cost of sales	$5,837,464	14.7%	$5,089,019	$4,892,673	6.7%	$4,586,444
Gross profit	$1,035,951	8.4%	$955,550	$925,870	6.6%	$868,821
Selling, general and administrative expenses	$783,702	7.2%	$731,036	$706,558	4.1%	$678,405
Depreciation and amortization expenses	$29,834	10.6%	$26,966	$26,187	2.0%	$25,673
Floorplan interest expense	$29,383	6.9%	$27,486	$26,493	(21.5)%	$33,756
Gross margin
New vehicle retail	5.7%		6.2%	6.2%		5.8%
Used vehicle	7.3%		7.7%	7.7%		8.0%
Parts and service	52.3%		52.4%	53.0%		53.9%
Total gross margin	15.1%		15.8%	15.9%		15.9%
SG&A as a % of gross profit	75.7%		76.5%	76.3%		78.1%
Operating margin	3.1%		3.2%	3.2%		2.9%
Finance and insurance revenues per retail unit sold	$1,232	8.4%	$1,137	$1,139	10.3%	$1,033
The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the years ended December 31, 2012, 2011, and 2010.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Retail Unit Sales
Same Stores	117,916	16.4%	101,265	97,495	0.9%	96,629
Transactions	10,634		757	4,527		882
Total	128,550	26.0%	102,022	102,022	4.6%	97,511
Retail Sales Revenues
Same Stores	$3,932,266	16.3%	$3,381,216	$3,252,960	6.4%	$3,056,307
Transactions	358,832		21,431	149,687		30,500
Total	$4,291,098	26.1%	$3,402,647	$3,402,647	10.2%	$3,086,807
Gross Profit
Same Stores	$223,503	6.9%	$209,136	$202,615	15.0%	$176,202
Transactions	23,936		1,202	7,723		1,593
Total	$247,439	17.6%	$210,338	$210,338	18.3%	$177,795
Gross Profit per Retail Unit Sold
Same Stores	$1,895	(8.2)%	$2,065	$2,078	14.0%	$1,823
Transactions	$2,251		$1,588	$1,706		$1,806
Total	$1,925	(6.6)%	$2,062	$2,062	13.1%	$1,823
Gross Margin
Same Stores	5.7%		6.2%	6.2%		5.8%
Transactions	6.7%		5.6%	5.2%		5.2%
Total	5.8%		6.2%	6.2%		5.8%
The following table sets forth our top ten Same Store brands, based on retail unit sales volume and the percentage changes from year to year, as well as Same Store unit sales mix:
Same Store New Vehicle Unit Sales

	For the Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Toyota	32,738	26.2%	25,935	25,615	(11.2)%	28,856
Nissan	13,637	6.0	12,860	13,166	2.9	12,797
Honda	10,837	26.0	8,604	8,604	(8.4)	9,395
Ford	10,455	18.2	8,844	7,360	11.9	6,575
BMW	10,253	2.4	10,010	9,528	8.6	8,776
Mercedes-Benz	6,454	10.5	5,839	5,839	5.2	5,549
Lexus	5,269	19.3	4,418	4,418	(14.0)	5,137
Chevrolet	4,116	5.7	3,893	3,893	31.3	2,965
Mini	3,594	11.0	3,239	3,003	11.5	2,693
Acura	2,941	29.8	2,266	2,266	(3.1)	2,338
Other	17,622	14.7	15,357	13,803	19.5	11,548
Total	117,916	16.4%	101,265	97,495	0.9%	96,629

Same Store New Vehicle Unit Sales Mix

	For the Year Ended December 31,
	2012	2011	2011	2010
Car	55.7%	54.1%	54.3%	58.4%
Truck	44.3	45.9	45.7	41.6
Total	100.0%	100.0%	100.0%	100.0%
Import	54.9%	53.1%	54.3%	58.0%
Luxury	26.8	28.2	28.4	28.0
Domestic	18.3	18.7	17.3	14.0
Total	100.0%	100.0%	100.0%	100.0%
Coupled with the increase in overall industry sales, we believe the focus that we have placed on improving our dealership sales processes has contributed to increased Same Store new vehicle sales and profit. In addition, the recovery from the natural disasters in Japan in 2011 by our major import brand original equipment manufacturer ("OEM") partners led to the normalization of inventory levels and bolstered new vehicle sales. Our Same Store new vehicle retail sales revenues increased 16.3%, primarily as a result of increased new vehicle retail unit sales of 16.4%, for the year ended December 31, 2012, as compared to 2011. From a mix standpoint, we generated the majority of the volume increase through our import brands, which sold 20.5% more units in 2012, as compared to 2011. Same Store revenues for the twelve months ended December 31, 2012 improved 21.5% in our import brands, as compared to the same period in 2011. Same Store revenues also increased in 2012 by 14.9% and 11.5% in our domestic and luxury categories, respectively, as compared to 2011. The mix shift effect on revenues from the normalization of import brand inventories contributed to a decline in our Same Store revenues per retail unit (“PRU”), which decreased 0.1% to $33,348 in 2012, as compared to 2011. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
For the year ended December 31, 2012, our Same Store retail new car unit sales increased by 19.9% as compared to 2011 and the mix increased to 55.7% of total new vehicle retail sales units. Our Same Store retail new truck unit sales increased by 12.3%, as compared to 2011 and the mix decreased to 44.3% of our total unit sales. Our Same Store new vehicle gross profit increased 6.9% for the year ended December 31, 2012, as a result of the 16.4% increase in new vehicle retail unit sales. The mix effect of our new vehicle business shifting to import from luxury brands, coupled with the increased level of industry-wide supply of import brand inventory contributed to a decline in our Same Store gross profit PRU by 8.2% to $1,895 for the twelve months ended December 31, 2012, as compared to the same period in 2011. As a result, our Same Store new vehicle gross margin for 2012 declined 50 basis points to 5.7% from 2011.
In 2011, gradually improving U.S. economic conditions, coupled with the increase in industry sales, as well as the focus that we have placed on improving our sales processes at our dealerships, helped to offset the negative impact of inventory shortages experienced during the year in our predominant import brands resulting from the natural disasters in Japan. From a mix standpoint, we achieved increases in Same Store domestic brand unit sales of 24.8% and in Same Store domestic brand revenues of 27.4% from 2010 to 2011 that offset the 0.2% decline in Same Store revenues within our import brands.
Our total Same Store new vehicle average selling price increased 5.5% to $33,365 in 2011 as compared to 2010, due primarily to manufacturer price increases, and a mix shift from cars to trucks, which are generally more expensive. For the year ended December 31, 2011, our Same Store retail new truck unit sales increased by 10.9% to 45.7% of total new vehicle retail sales units. Our Same Store retail new car unit sales decreased by 6.2%, as compared with the same period in 2010. The inventory shortages that we experienced in 2011 following the natural disasters in Japan were concentrated in our Toyota and Honda brands, which are heavily weighted towards cars. Our Same Store new vehicle gross profits improved 15.0% for the year ended December 31, 2011. Same Store gross profit PRU increased by 14.0% to $2,078. This gross profit PRU improvement consisted primarily of increases in our import brands resulting from the limited availability of inventory as discussed above. However, we experienced increases in gross profit PRU in predominantly all of the brands that we represent. As a result, our Same Store new vehicle gross margin grew 40 basis points from 5.8% in 2010 to 6.2% in 2011.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the years ended December 31, 2012, 2011, and 2010, was $33.9 million, $26.1 million, and $24.0 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. The increase in floorplan interest assistance from 2011 to 2012 was primarily the result of increased inventory turnover.
In effect as of December 31, 2012, we had interest rate swaps with an aggregate notional amount of $450.0 million, at a weighted average one-month LIBOR of 2.6%. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense, effectively hedging a substantial portion of the variable component of our total floorplan interest expense and further mitigating the impact of interest rate fluctuations. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 69.2% in the first quarter of 2010 to 115.9% in the third quarter of 2012 and was 103.2% for the fourth quarter of 2012.
We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. We increased our new vehicle inventory levels by $286.8 million, or 46.3%, from $619.2 million as of December 31, 2011 to $906.0 million as of December 31, 2012, primarily as a result of the Japanese brand inventory levels that have normalized in 2012 and in response to an improved selling environment in 2012. Our consolidated days' supply of new vehicle inventory increased to 63 days as of December 31, 2012 compared to 54 days as of December 31, 2011, as import brand inventories recovered from the industry-wide shortages in 2011.
Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Retail Unit Sales
Same Stores	79,095	12.9%	70,069	67,647	3.4%	65,417
Transactions	6,271		406	2,828		584
Total	85,366	21.1%	70,475	70,475	6.8%	66,001
Retail Sales Revenues
Same Stores	$1,618,272	14.8%	$1,409,253	$1,361,006	7.9%	$1,261,856
Transactions	138,646		7,267	55,514		9,183
Total	$1,756,918	24.0%	$1,416,520	$1,416,520	11.4%	$1,271,039
Gross Profit
Same Stores	$134,656	8.8%	$123,708	$119,568	4.6%	$114,305
Transactions	11,350		816	4,956		699
Total	$146,006	17.3%	$124,524	$124,524	8.3%	$115,004
Gross Profit per Retail
Unit Sold
Same Stores	$1,702	(3.6)%	$1,766	$1,768	1.2%	$1,747
Transactions	$1,810		$2,010	$1,752		$1,197
Total	$1,710	(3.2)%	$1,767	$1,767	1.4%	$1,742
Gross Margin
Same Stores	8.3%		8.8%	8.8%		9.1%
Transactions	8.2%		11.2%	8.9%		7.6%
Total	8.3%		8.8%	8.8%		9.0%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Wholesale Unit Sales
Same Stores	39,322	10.2%	35,681	34,395	3.7%	33,176
Transactions	4,434		316	1,602		348
Total	43,756	21.6%	35,997	35,997	7.4%	33,524
Wholesale Sales Revenues
Same Stores	$254,052	1.7%	$249,693	$240,467	13.1%	$212,631
Transactions	34,087		1,350	10,576		2,899
Total	$288,139	14.8%	$251,043	$251,043	16.5%	$215,530
Gross Profit
Same Stores	$2,671	(34.5)%	$4,078	$4,301	44.2%	$2,982
Transactions	(227)		2	(221)		(285)
Total	$2,444	(40.1)%	$4,080	$4,080	51.3%	$2,697
Gross Profit per
Wholesale Unit Sold
Same Stores	$68	(40.4)%	$114	$125	38.9%	$90
Transactions	$(51)		$6	$(138)		$(819)
Total	$56	(50.4)%	$113	$113	41.3%	$80
Gross Margin
Same Stores	1.1%		1.6%	1.8%		1.4%
Transactions	(0.7)%		0.1%	(2.1)%		(9.8)%
Total	0.8%		1.6%	1.6%		1.3%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Used Vehicle Unit Sales
Same Stores	118,417	12.0%	105,750	102,042	3.5%	98,593
Transactions	10,705		722	4,430		932
Total	129,122	21.3%	106,472	106,472	7.0%	99,525
Sales Revenues
Same Stores	$1,872,324	12.9%	$1,658,946	$1,601,473	8.6%	$1,474,487
Transactions	172,733		8,617	66,090		12,082
Total	$2,045,057	22.6%	$1,667,563	$1,667,563	12.2%	$1,486,569
Gross Profit
Same Stores	$137,327	7.5%	$127,786	$123,869	5.6%	$117,287
Transactions	11,123		818	4,735		414
Total	$148,450	15.4%	$128,604	$128,604	9.3%	$117,701
Gross Profit per Used
Vehicle Unit Sold
Same Stores	$1,160	(4.0)%	$1,208	$1,214	2.0%	$1,190
Transactions	$1,039		$1,133	$1,069		$444
Total	$1,150	(4.8)%	$1,208	$1,208	2.1%	$1,183
Gross Margin
Same Stores	7.3%		7.7%	7.7%		8.0%
Transactions	6.4%		9.5%	7.2%		3.4%
Total	7.3%		7.7%	7.7%		7.9%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. The improved economic conditions, uptick in consumer confidence, and a stronger new vehicle selling environment translated into an increase in used vehicle demand in 2012.
The improved selling environment, coupled with our emphasis on improving our dealership sales processes, resulted in an increase in our Same Store used vehicle retail units sales of 12.9% for the twelve months ended December 31, 2012, as compared to 2011. In addition, our average used vehicle retail selling price increased by $348 to $20,460 in 2012 from 2011. These factors drove a 14.8% increase in our Same Store used vehicle retail revenues.
Our Same Store CPO volume increased 10.1% to 25,582 units sold for the twelve months ended December 31, 2012, as compared to 2011, corresponding to the overall increase in used vehicle retail volume. As a percentage of Same Store used vehicle retail unit sales, CPO units declined 90 basis points to 32.3% for 2012, as compared to 2011.
During 2011, an industry shortage in supply of new vehicle inventory in many of the import brands drove up demand for used vehicles. An increase in demand and a shortening supply steadily increased auction prices of used vehicles. During 2012, the supply of new vehicle inventory improved to more normalized levels and tightening price differences between new and used vehicles negatively impacted used vehicle retail gross profits. As a result, gross profit per used vehicle retail unit declined by 3.6% to $1,702 and our Same Store used vehicle retail margins declined 50 basis points to 8.3% in 2012, in each case as compared to 2011.
For the twelve months ended December 31, 2012, we sold 10.2% more used vehicle wholesale units, as compared to the same period in 2011, corresponding with the improvements in new and used vehicle retail sales volumes. Our wholesale gross profit PRU declined 40.4% during 2012 to a profit of $68 per used vehicle wholesale unit and our used vehicle wholesale gross margin experienced a 50 basis-point decrease to 1.1%, in each case as compared to 2011. These declines in profitability correspond with our continued focus on maximizing our used vehicle retail sales, as well as with the decrease in used vehicle market prices reflective in a gradual decline of the Manheim index, which measures used vehicle auction prices, through 2012 following the significant jump in 2011 related to industry vehicle shortage following the natural disasters in Japan.

During 2011, our Same Store used retail unit sales and our Same Store used retail revenues increased 3.4% and 7.9%, respectively, as compared to 2010. Our average used retail selling price increased 4.3%, or $830, during the twelve months ended December 31, 2011 to $20,119.
Our Same Store CPO volume remained relatively flat at 22,620 units sold for the twelve months ended December 31, 2011 as compared to 2010, despite overall increase in Same Store used retail volume. As a percentage of Same Stored used vehicle retail sales, CPO units decreased 120 basis points to 33.4% of Same Store used retail units for the twelve months ended December 31, 2011 as compared to 2010. The decline in CPO volume as a percent of total used retail units is primarily the result of the recent mix shift to domestic brands, as well as the impact of a decrease in supply of quality, off-lease luxury vehicles.
During 2011, a shortage in supply of new vehicle inventory in many of the import brands drove up demand for used vehicles. With increased demand and shortening supply, auction prices of used vehicles experienced steady increases over 2010 levels. The Manheim Index reached an all-time high at the end of the second quarter of 2011 and the average annual index increased 3.7% in 2011 as compared to 2010. For the twelve months ended 2011, our gross profit per used retail unit increased 1.2% but was outpaced by the 4.3% increase in average sales price PRU. As a result, our Same Store used retail vehicle margins declined 30 basis points to 8.8% for the twelve months ended December 31, 2011 as compared to 2010. As a partial offset, we were able to source a greater percentage of our used vehicle inventory from trade-ins in 2011, as compared to 2010.
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
Our days' supply of used vehicle inventory was 38 days as of December 31, 2012, which was an increase from December 31, 2011 levels of 33 days.
Parts and Service Data
(dollars in thousands)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Parts and Service Revenues
Same Stores	$826,119	2.0%	$809,632	$776,005	2.5%	$757,132
Transactions	53,951		4,187	37,814		9,872
Total	$880,070	8.1%	$813,819	$813,819	6.1%	$767,004
Gross Profit
Same Stores	$432,415	2.0%	$423,853	$411,281	0.8%	$407,993
Transactions	29,073		2,069	14,641		4,755
Total	$461,488	8.4%	$425,922	$425,922	3.2%	$412,748
Gross Margin
Same Stores	52.3%		52.4%	53.0%		53.9%
Transactions	53.9%		49.4%	38.7%		48.2%
Total	52.4%		52.3%	52.3%		53.8%
Our Same Store parts and service revenues increased 2.0% for the year ended December 31, 2012, as compared to 2011, driven primarily by a 2.5% increase in customer-pay parts and service sales. We also generated a 2.6% increase in wholesale parts sales and a 5.5% increase in collision revenue. These increases were partially offset by a 1.9% decrease in warranty parts and service revenues. The increase in Same Store customer-pay parts and service revenues for the year ended December 31, 2012, as compared to 2011, was primarily driven by initiatives focused on customers, products and processes that continue to build momentum and generate results. Our Same Store wholesale parts business benefited from an increase in business with second tier collision centers and repair shops, stimulated by the improving economy.
Our Same Store collision business increased for the year ended December 31, 2012, as compared to 2011, benefiting from recent improvements in our business processes, as well as the continued expansion of our collision center footprint. The decrease in our Same Store warranty parts and service revenue for the year ended December 31, 2012, as compared to 2011, was primarily driven by the resolution of several large recall campaigns that bolstered our prior year's results. Specifically by brand, Same Store warranty parts and service revenues from Lexus, Ford, and BMW declined 34.1%,10.9%, and 7.5%, respectively, for the year ended December 31, 2012, as compared to 2011, primarily due to a decline in manufacturer recall activity.
Same Store parts and service gross profit for the year ended December 31, 2012 increased 2.0% compared to 2011, corresponding to Same Store parts and service revenue growth. For the year ended December 31, 2012, our Same Store parts and service margins decreased 10 basis points to 52.3%, compared to 2011, primarily due to a mix shift away from our warranty parts and service business and towards our collision and wholesale parts businesses, which generate lower margins on a relative basis.
Our Same Store parts and service revenues increased 2.5% during 2011 as compared to 2010, primarily driven by a 5.8% increase in wholesale parts sales and a 2.5% increase in customer-pay parts and service sales. We also generated a 6.7% increase in collision revenues. These increases in Same Store parts and service revenues were partially offset by a 3.1% decrease in warranty parts and service revenues related to the non-recurrence of the large Toyota recalls in 2010. Our Same Store wholesale parts business benefited from an increase in business with second-tier collision centers and repair shops, which was stimulated by the stabilization in the economy, as well as the closure of surrounding dealerships. Our Same Store collision business increased during 2011 as compared to 2010, benefiting from improvements in business processes, as well as the expansion of our collision center footprint. In addition, the increase in Same Store customer-pay parts and service revenues during 2011 was realized in most of the major brands that we represent, primarily driven by initiatives focused on customers, products and processes that continue to build momentum and generate results.
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

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Retail New and Used Unit Sales
Same Stores	197,011	15.0%	171,334	165,142	1.9%	162,046
Transactions	16,905		1,163	7,355		1,466
Total	213,916	24.0%	172,497	172,497	5.5%	163,512
Retail Finance Fees
Same Stores	$83,778	20.6%	$69,484	$66,683	15.5%	$57,728
Transactions	7,479		441	3,242		444
Total	$91,257	30.5%	$69,925	$69,925	20.2%	$58,172
Vehicle Service Contract Fees
Same Stores	$98,702	22.6%	$80,477	$78,248	10.7%	$70,707
Transactions	4,739		329	2,558		373
Total	$103,441	28.0%	$80,806	$80,806	13.7%	$71,080
Insurance and Other
Same Stores	$60,226	34.4%	$44,814	$43,174	11.0%	$38,904
Transactions	4,951		191	1,831		633
Total	$65,177	44.8%	$45,005	$45,005	13.8%	$39,537
Total
Same Stores	$242,706	24.6%	$194,775	$188,105	12.4%	$167,339
Transactions	17,169		961	7,631		1,450
Total	$259,875	32.8%	$195,736	$195,736	16.0%	$168,789
Finance and Insurance Revenues per Unit Sold
Same Stores	$1,232	8.4%	$1,137	$1,139	10.3%	$1,033
Transactions	$1,016		$826	$1,038		$989
Total	$1,215	7.0%	$1,135	$1,135	10.0%	$1,032
Our focus on improving our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continues to generate growth in finance and insurance revenues. Our Same Store finance and insurance revenues increased by 24.6% to $242.7 million for the year ended December 31, 2012, as compared to 2011. This improvement was primarily driven by a 15.0% increase in Same Store new and used unit sales to 197,011 units, along with an increase in income per contract from our finance, insurance, and other product offerings and in penetration rates for finance and vehicle service contracts of 190 basis points and 150 basis points, respectively. Income per contract in our finance segment increased 3.8% for the year ended December 31, 2012, as compared to 2011. These increases more than offset an increase in our chargeback expense. Our Same Store revenues PRU for the year ended December 31, 2012 improved 8.4%, or $95, to $1,232, as compared to 2011.
For the twelve months ended December 31, 2011 as our Same Store finance and insurance revenues increased by 12.4% to $188.1 million for 2011 as compared to 2010. This improvement was primarily driven by the increases in finance and vehicle service contract income per contract of 13.2% and 2.6%, respectively, and an increase in vehicle service contract penetration rates of 200 basis points to 36.5%. The improved finance income per contract was driven by an increase in amounts financed, corresponding with higher average selling prices, and stabilizing economic and customer lending conditions that allowed for lower customer down-payments and higher amounts financed. We also experienced an 11.0% increase in insurance and other product revenue as a result of increases in both income per contract and penetration rates. Coupled with the new and used vehicle retail sales volumes increases in 2011, these improvements more than offset an increase in chargeback expense. As a result, our Same Store revenues PRU for 2011 improved 10.3% to $1,139.

Selling, General and Administrative Data
(dollars in thousands)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Personnel
Same Stores	$482,082	8.3%	$444,959	$431,170	6.5%	$404,766
Transactions	37,929		2,649	16,438		5,219
Total	$520,011	16.2%	$447,608	$447,608	9.2%	$409,985
Advertising
Same Stores	$49,634	7.3%	$46,254	$44,571	(0.4)%	$44,728
Transactions	4,513		469	2,152		319
Total	$54,147	15.9%	$46,723	$46,723	3.7%	$45,047
Rent and Facility Costs
Same Stores	$86,071	(4.0)%	$89,662	$85,759	(2.3)%	$87,820
Transactions	7,954		571	4,474		3,354
Total	$94,025	4.2%	$90,233	$90,233	(1.0)%	$91,174
Other SG&A
Same Stores	$165,915	10.5%	$150,161	$145,058	2.8%	$141,091
Transactions	14,348		504	5,607		6,338
Total	$180,263	19.6%	$150,665	$150,665	2.2%	$147,429
Total SG&A
Same Stores	$783,702	7.2%	$731,036	$706,558	4.1%	$678,405
Transactions	64,744		4,193	28,671		15,230
Total	$848,446	15.4%	$735,229	$735,229	6.0%	$693,635
Total Gross Profit
Same Stores	$1,035,951	8.4%	$955,550	$925,870	6.6%	$868,821
Transactions	81,301		5,050	34,730		8,212
Total	$1,117,252	16.3%	$960,600	$960,600	9.5%	$877,033
SG&A as a % of Gross Profit
Same Stores	75.7%		76.5%	76.3%		78.1%
Transactions	79.6%		83.0%	82.6%		185.5%
Total	75.9%		76.5%	76.5%		79.1%
Employees	9,300		8,300	8,300		7,500
Our SG&A consist primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions.
Our absolute dollars of Same Store total SG&A expenses increased by $52.7 million or 7.2% for the year ended December 31, 2012, as compared to 2011. The increase was primarily attributable to personnel costs, which generally correlate with the vehicle sales. In addition, personnel costs increased for the year ended December 31, 2012, as a result of charges for accrual adjustments, primarily related to adverse development in our pending workers' compensation claims.
Same Store advertising expenses increased by 7.3% or $3.4 million for the year ended December 31, 2012, as compared to 2011, primarily corresponding with our efforts to stimulate new and used vehicle sales, as well as parts and service activity.
Our Same Store rent and facility costs decreased 4.0%, or $3.6 million, for the year ended December 31, 2012, as compared to 2011. The decrease was primarily a result of our purchase of real estate associated with existing dealerships, which served to reduce our rent expense. We plan to continue to strategically add dealership-related real estate to our portfolio. The results for the year ended December 31, 2012 include an aggregate of $0.8 million in charges for the portion of our insurance deductibles associated with the property damaged in the Oklahoma hail storm during the second quarter, Hurricane Isaac during the third quarter and Hurricane Sandy during the fourth quarter.

Our Same Store other SG&A increased 10.5% or $15.8 million for the year ended December 31, 2012 as compared to 2011. The increase in 2012 was primarily the result of an increase in areas that traditionally trend with sales volume, as well as an aggregate of $4.3 million in charges for the portion of our insurance deductibles associated with damaged vehicle inventory and other expenses in the Oklahoma City hail storm during the second quarter, Hurricane Isaac during the third quarter and Hurricane Sandy during the fourth quarter. In addition, the 2012 increase in Same Store other SG&A reflects deal costs of $1.8 million primarily related to our pending acquisition of a dealership group in Brazil. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.
While our absolute dollars of Same Store SG&A increased for the year ended December 31, 2012, compared to 2011, we have continued our focus on leveraging our gross profit growth and creating a leaner cost structure. Our Same Store gross profit improved 8.4% to $1,036.0 million and, as a result, our Same Store SG&A percentage of gross profit decreased 80 basis points to 75.7% for the year ended December 31, 2012, as compared to 2011.
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
Depreciation and Amortization Data
(dollars in thousands)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Same Stores	$29,834	10.6%	$26,966	$26,187	2.0%	$25,673
Transactions	1,700		97	876		782
Total	$31,534	16.5%	$27,063	$27,063	2.3%	$26,455
Our Same Store depreciation and amortization expense increased 10.6% and 2.0% for the years ended December 31, 2012 and 2011, respectively. Depreciation and amortization expense has increased as we continue to strategically add dealership related real estate to our portfolio and to make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.
Impairment of Assets
We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets during the fourth quarter. We also perform interim reviews for impairment when evidence exists that the carrying value of such assets may not be recoverable. We did not identify an impairment of our recorded goodwill in 2012, 2011 or 2010.
In 2012, we noted impairment indicators relative to intangible franchise rights with our existing dealership facilities. And, as a result, we recognized $7.0 million in pre-tax non-cash asset impairment charges. For long-lived assets, we review for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. We noted evidence that certain long-lived assets associated with our existing dealership facilities had a carrying value which may not be realized. As a result, we recognized $0.3 million in pre-tax non-cash asset impairment charges in 2012. We did not identify an impairment of recorded intangible franchise rights in 2011 or 2010.
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

Floorplan Interest Expense
(dollars in thousands)

	For The Year Ended December 31,
	2012	% Change	2011	2011	% Change	2010
Same Stores	$29,383	6.9%	$27,486	$26,493	(21.5)%	$33,756
Transactions	2,413		201	1,194		354
Total	$31,796	14.8%	$27,687	$27,687	(18.8)%	$34,110
Memo:
Manufacturer’s assistance	$33,915	29.7%	$26,144	$26,144	8.9%	$23,998
Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR (or Prime rate in some cases) plus a spread. To help mitigate the impact of potential interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of December 31, 2012, we had effective interest rate swaps with an aggregate notional amount of $450.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. Generally, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
In addition to the $450.0 million of swaps in effect as of December 31, 2012, we entered into ten additional interest rate swaps in 2011 and 2012 with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. The aggregate notional value of these 10 forward-starting swaps is $525.0 million and the weighted average interest rate of these swaps is 2.7%.
Our Same Store floorplan interest expense increased 6.9%, or $1.9 million, for the year ended December 31, 2012 as compared to 2011. These increases primarily reflect growth in our weighted average floorplan borrowings outstanding between the respective periods of $147.4 million, primarily explained by the normalization of our import brand inventories.
Our Same Store floorplan interest decreased 21.5%, or $7.3 million, for the year ended December 31, 2011 as compared to 2010. The reduction is primarily attributable to a 95 basis-point decrease in our weighted average floorplan interest rates, including the impact of our interest rate swaps, and lower weighted average borrowings, reflecting supply constraints for the Japanese brands. Declines in our Same Store floorplan interest expense due to the expiration of $300.0 million of interest rate swaps in December 2010 and August 2011 were partially offset by an increase in our contractual borrowing rates for new and used vehicle inventory, resulting from the amendment of our Revolving Credit Facility in July 2011.
Other Interest Expense, net
Other net interest expense consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the year ended December 31, 2012, other interest expense increased $3.7 million, or 11.1%, to $37.5 million, as compared to 2011. The increase is primarily attributable to additional borrowings used to finance real estate purchases. Since the second half of 2011, we have entered into 21 additional loan agreements with third-party financial institutions that totaled $121.5 million in additional borrowings to finance real estate purchases primarily associated with our recently acquired dealerships.
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
Included in other interest expense for the years ended December 31, 2012, 2011, and 2010 is non-cash, discount amortization expense of $9.9 million, $9.1 million, and $7.7 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the level of 2.25% Convertible Senior Notes due 2036 (our “2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (our “3.00% Notes”) outstanding, we anticipate that the ongoing annual non-cash discount amortization expense related to the convertible debt instruments will average $13.0 million through the term of the 2.25% Notes (mid-2016) and then will be an annual average of $4.6 million through the first quarter of 2020.

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
Provision for Income Taxes
For the year ended December 31, 2012, we recorded a tax provision of $60.5 million. The 2012 effective tax rate of 37.7% differed from the 2011 effective tax rate of 37.6% primarily due to the changes in certain state tax laws and rates, and the change in the mix of our pretax income from the taxable state jurisdictions in which we operate.
For the year ended December 31, 2011, we recorded a tax provision of $49.7 million. The 2011 effective tax rate of 37.6% differed from the 2010 effective tax rate of 37.8% primarily due to the changes in certain state tax laws and rates, the mix of our pretax income from the taxable state jurisdictions in which we operate, and an increase in federal employment tax credits.
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2013 will be approximately 38.5%.
As of December 31, 2012, we had net deferred tax liabilities totaling $73.6 million relating to the differences between the financial reporting and tax basis of assets and liabilities, some of which are expected to reverse in the future. This includes $92.9 million of deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes that will not reverse unless the related intangibles are disposed, as well as $34.2 million of deferred tax assets relating to loss reserves and accruals, and $11.4 million of valuation allowances on state net operating losses. Refer to Note 7 to our Consolidated Financial Statements for more details.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2013. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2013 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of December 31, 2012, our total cash on hand was $4.7 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $112.3 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.
Cash Flows. The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
	2012	2011	2010
		(In thousands)
Net cash provided by (used in) operating activities	$(75,322)	$199,316	$(68,466)
Net cash used in investing activities	(224,458)	(212,773)	(54,787)
Net cash provided by financing activities	290,823	8,649	129,710
Effect of exchange rate changes on cash	(1,288)	(140)	165
Net (decrease) increase in cash and cash equivalents	$(10,245)	$(4,948)	$6,622
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
Sources and Uses of Liquidity from Operating Activities
For the year ended December 31, 2012, we used $75.3 million in net cash flow from operating activities, primarily consisting of a $248.7 million net change in operating assets and liabilities, partially offset by $100.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $31.5 million, deferred income taxes of $13.3 million, amortization of debt discounts and debt issue costs of $13.0 million, stock-based compensation of $11.9 million, and asset impairments of $7.3 million. Included in the net change in operating assets and liabilities are cash outflows of $278.2 million from increases in inventory, $29.1 million from increases of vehicle receivables and contracts-in-transit, $6.8 million from an increase in accounts and notes receivables, and $0.2 million due to increases in deferred revenues, partially offset by $33.2 million from the net increase in floorplan borrowings from manufacturer-affiliates, $29.9 million of cash provided by increases in accounts payable and accrued expenses, and $2.4 million from a decrease in prepaid expenses and other assets.
For the year ended December 31, 2011, we generated $199.3 million in net cash flow from operating activities, primarily consisting of $82.4 million in net income, $38.0 million net change in operating assets and liabilities, as well as non-cash adjustments related to depreciation and amortization of $27.1 million, deferred income taxes of $24.8 million, amortization of debt discounts and debt issue costs of $12.0 million, stock-based compensation of $10.9 million, and asset impairments of $4.8 million. Included in the net change in operating assets and liabilities are cash outflows of $53.8 million from increases of vehicle receivables and contracts-in-transit, $17.9 million from an increase in accounts and notes receivables,$11.2 million from an increase in prepaid expenses and other assets, and $7.4 million due to increases in inventory levels, more than offset by $77.0 million of cash provided by increases in accounts payable and accrued expenses and $52.8 million from the net increase in floorplan borrowings from manufacturer-affiliates.
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
Working Capital. At December 31, 2012, we had working capital of $170.6 million. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During 2012, we used $224.5 million for investing activities, primarily related to the acquisition of a Hyundai and Volkswagen dealerships in Texas, a BMW dealership in South Carolina, Honda and Volkswagen dealerships in Florida, Hyundai and Kia dealerships in Kansas, a Hyundai dealership in Oklahoma, a Ford dealership in Georgia, and six Audi dealerships in the U.K. for a total of $178.0 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory for the Ford dealership acquisition was subsequently financed through borrowing under the FMCC Facility. The vehicle inventory for the other dealership acquisitions in the U.S. was subsequently financed through borrowings under our Floorplan Line. The vehicle inventory acquired in the U.K. acquisitions was subsequently financed through borrowings under our credit facility with Volkswagen Finance. We also used $88.5 million during 2012 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $26.5 million for real estate to be used for existing dealership operations and $62.0 million for capital expenditures. These cash outflows were partially offset by $39.2 million in proceeds from the sale of franchises, property and equipment during 2012, primarily related to the disposition of two Nissan and one Mazda dealerships all in Boston, Massachusetts.

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
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2013 to be less than $70.0 million, which could generally be funded from excess cash.
Acquisitions. In 2012, we acquired one domestic, eight import, and seven luxury franchises with expected annual revenues at the time of acquisition of $715.0 million.
In 2011, we acquired six domestic, four import, and four luxury franchises and were awarded one Fiat franchise located in Houston, Texas, and two Volkswagen franchises in San Diego with total expected annual revenues of $563.0 million.
In 2010, we purchased one import and six luxury franchises with expected annual revenues of $234.0 million.
We purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions came from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, Mortgage Facility, term loans and our Acquisition Line.
Dispositions. During 2012, we terminated a Lincoln dealership franchise in Texas and we closed an Audi dealership in the U.K. In addition, we sold a Mazda dealership and two Nissan dealerships in Massachusetts, along with the associated real estate for one. We also terminated our Maybach franchise in California during 2012. Gross consideration received for these dispositions was $33.7 million.
Sources and Uses of Liquidity from Financing Activities
During 2012, we generated $290.8 million in net cash flow from financing activities, primarily related to $247.0 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, which included a net cash outflow of $3.1 million due to a decrease in our floorplan offset account. In addition, we borrowed $88.8 million of long-term debt related to real estate. These cash inflows were partially offset by $11.3 million used to repurchase treasury shares of our common stock during the second and third quarters of 2012, $13.4 million used for dividend payments, and $20.0 million used for principal payments of real estate and other long-term debt.
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

During 2010, we generated $129.7 million in net cash flow from financing activities, consisting primarily of $115.0 million of proceeds from the issuance of our 3.00% Notes, $29.3 million from the sale of the associated warrants, $140.5 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, and $151.1 million in borrowings of other long-term debt. These cash inflows were partially offset by the $150.1 million used for principal payments on the Mortgage Facility, $77.0 million used to repurchase all of our outstanding 8.25% Notes, and $45.9 million used to purchase ten-year call options on our common stock in connection with the issuance of the 3.00% Notes during 2010. In addition, we used $26.8 million to repurchase treasury shares of our common stock during 2010 and paid $2.4 million in dividends during the year.
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
Revolving Credit Facility. Our Revolving Credit Facility, which is comprised of 22 financial institutions, including five manufacturer-affiliated finance companies, expires on June 1, 2016 and consists of two tranches: $1.1 billion for the Floorplan Line and $250.0 million for the Acquisition Line. Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 150 basis points for new vehicle inventory and the one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings.
As of December 31, 2012, after considering outstanding balances, we had $243.3 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $243.3 million available borrowings under the Floorplan Line was $112.3 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% and 1.8% as of December 31, 2012 and 2011, respectively, excluding the impact of our interest rate swaps. After considering $29.3 million and $24.3 million of outstanding letters of credit as of December 31, 2012 and 2011, and other factors included in our available borrowing base calculation, there was $220.7 million and $225.7 million of available borrowing capacity under the Acquisition Line as of December 31, 2012 and 2011, respectively. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of our aggregate consolidated net income for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2012, the Restricted Payment Basket totaled $115.6 million. As of December 31, 2012, we were in compliance with all our financial covenants, including:

	As of December 31, 2012
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.35
Total Adjusted Leverage Ratio	< 5.50	3.38
Fixed Charge Coverage Ratio	> 1.35	2.00

Based upon our current five year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of December 31, 2012, we had an outstanding balance of $143.0 million under the FMCC Facility, with an available floorplan capacity of $7.0 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2012 and 2011, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.
Other Credit Facilities. We have credit facilities with BMW Financial Services and Volkswagen Finance for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.3% to 3.5%, as of December 31, 2012.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of December 31, 2012, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 5.0%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time. The following table summarizes the current position of our credit facilities as of December 31, 2012:

	As of December 31, 2012
Credit Facility	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line(1)	$1,100,000	$856,698	$243,302
Acquisition Line(2)	250,000	29,288	220,712
Total Revolving Credit Facility	1,350,000	885,986	464,014
FMCC Facility	150,000	143,028	6,972
Total Credit Facilities(3)	$1,500,000	$1,029,014	$470,986

(1)	The available balance as of December 31, 2012 includes $112.3 million of immediately available funds.

(2)	The outstanding balance of $29.3 million as of December 31, 2012 is related to outstanding letters of credit.

(3)	The outstanding balance excludes $68.9 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of our credit facilities.
For a more detailed discussion of our credit facilities existing as of December 31, 2012, please see Note 11 to our Consolidated Financial Statements, “Credit Facilities.”
3.00% Notes. In March 2010, we issued $100.0 million aggregate principal amount of 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On April 1, 2010, the underwriters of the 3.00% Notes exercised their full over-allotment option, and we issued an additional $15.0 million aggregate principal amount of 3.00% Notes. The 3.00% Notes bear interest at a rate of 3.00% per annum until maturity. Interest is payable semiannually, in arrears, in cash on March 15th and September 15th of each year. If and when the 3.00% Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3.00% Notes) in the relevant 25 VWAP trading day observation period. In general, as described more fully in the indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.
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
The initial conversion rate for the 3.00% Notes was 25.899 shares of common stock per $1,000 principal amount of 3.00% Notes, which was equivalent to an initial conversion price of $38.61 per share. As of December 31, 2012, the conversion rate was 26.546 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $37.67, which was adjusted as the result of our decision to pay cash dividends in 2012. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.
The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $48.97 as of December 31, 2012) ("Stock Price Trigger"); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the 3.00% Notes Indenture.
As a result of the Stock Price Trigger as of December 31, 2012, the 3.00% Notes are convertible at the option of the holders during the three months ending March 31, 2013. We reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance Sheet as of December, 31, 2012. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of December 31, 2012. Based on our intent and ability to refinance any conversion with existing capacity under other long-term debt arrangements, the aggregate principal obligation of the 3.00% Notes was classified outside of current liabilities in our Consolidated Balance Sheet. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $70.3 million as of December 31, 2012.
Debt issue costs and underwriters’ fees relative to the 3.00% Notes totaled $4.0 million, a portion of which was recorded in Other Assets in the Consolidated Balance Sheet, and are being amortized over a period of ten years, using the effective interest method. The remainder was recognized as a reduction of Additional Paid-In Capital in the Consolidated Balance Sheet.
The 3.00% Notes rank equal in right of payment to all of our other existing and future senior indebtedness. The 3.00% Notes are not guaranteed by any of our subsidiaries and, accordingly, are structurally subordinated to all of the indebtedness and other liabilities of our subsidiaries. The 3.00% Notes will also be effectively subordinated to all of our secured indebtedness. For a more detailed discussion of the 3.00% Notes, see Note 12 to our Consolidated Financial Statements, “Long-Term Debt.”
2.25% Notes. On June 26, 2006, we issued $287.5 million aggregate principal amount of the 2.25% Notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act. The 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes is payable semiannually, in arrears, in cash on June 15th and December 15th of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.
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
The initial conversion rate for the 2.25% Notes was 16.827 shares of common stock per $1,000 principal amount of 2.25% Notes, which was equivalent to an initial conversion price of $59.43 per share. As of December 31, 2012, the conversion rate was 16.836 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $59.40, which was adjusted as the result of our decision to pay cash dividends in excess of $0.14 per share in 2012. If any cash dividend or distribution in excess of $0.14 per share is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.
The 2.25% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (or $77.22 as of December 31, 2012); (b) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of our common stock and the conversion rate of the 2.25% Notes; (c) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of our common stock, determined in the manner set forth in the 2.25% Notes Indenture. Upon any conversion of the 2.25% Notes, we will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of our common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of our common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the 2.25% Notes Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $4.0 million as of December 31, 2012. None of the conversion features of our 2.25% Notes were triggered in 2012.
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
Real Estate Credit Facility. As amended and restated, the Mortgage Facility provides the right to expand to $83.4 million of term loans, of which $60.7 million has been used as of December 31, 2012. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility, (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts and, (c) certain other agreed upon terms and conditions have been satisfied. The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Mortgage Facility.
The interest rate is equal to (a) the per annum rate equal to one-month LIBOR plus 2.5% per annum, determined on the first day of each month, or (b) 1.45% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.5% or (iii) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27,2017. During the year ended December 31, 2012, we borrowed an additional $18.1 million to finance the acquisition and/or improvement of dealership facilities and made principal payments of $2.4 million on outstanding borrowings from the

Mortgage Facility. As of December 31, 2012, borrowings under the Mortgage Facility totaled $56.7 million, with $3.0 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
The Mortgage Facility also contains usual and customary provisions limiting our ability to engage in certain transactions, including limitations on our ability to incur additional debt, additional liens, make investments, and pay distributions to our stockholders. In addition, the Mortgage Facility requires certain financial covenants that are identical to those contained in our Revolving Credit Facility.
Real Estate Related Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners and several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens, on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.0%, and at variable indexed rates plus between 2.25% and 3.35% per annum. As of December 31, 2012, the aggregate outstanding balance under these Real Estate Notes was $244.7 million.
Purchase of Convertible Note Hedge. In connection with the issuance of the 3.00% Notes during 2010, we purchased ten-year call options on our common stock (“3.00% Purchased Options”). The total cost of the 3.00% Purchased Options was $45.9 million. The future income-tax deductions relating to the cost of the 3.00% Purchased Options will result in a tax benefit of approximately $17.2 million. The 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes. Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, we have the right to receive a total of 3.1 million shares of our common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payment of cash dividends). As of December 31, 2012, the conversion price was $37.67.
In addition to the purchase of the 3.00% Purchased Options, we sold warrants in separate transactions (“3.00% Warrants”). These 3.00% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 3.00% Warrants are exercisable for a total of 3.1 million shares of our common stock at the conversion price then in effect. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of us and other conditions, including a failure by us to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 3.00% Warrants is 5.5 million shares. On exercise of the 3.00% Warrants, we will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of our common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million. As a result of our decision to pay cash dividends in 2012, the exercise price of the 3.00% Warrants was $55.35 as of December 31, 2012. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.
The 3.00% Purchased Options and 3.00% Warrant transactions were designed to increase the conversion price per share of our common stock, and therefore, mitigate the potential dilution of our common stock upon conversion of the 3.00% Notes, if any. As of December 31, 2012, the impact of the 3.00% Purchased Options and 3.00% Warrants increased the conversion price of our common stock from $37.67 to $55.35.

No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for diluted earnings-per-share calculation purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 3.00% Notes of $115.0 million at December 31, 2012, changes in the average price of our common stock will impact the share settlement of the 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the 3.00% Purchased Options	Shares Issuable Under the 3.00% Warrants	Net Issuable Shares	Potential Dilutive Shares
		(Shares in thousands)
$37.50	—	—	—	—	—
$40.00	178	(178)	—	—	178
$42.50	347	(347)	—	—	347
$45.00	497	(497)	—	—	497
$47.50	632	(632)	—	—	632
$50.00	753	(753)	—	—	753
$52.50	862	(862)	—	—	862
$55.00	962	(962)	—	—	962
$57.50	1,053	(1,053)	114	114	1,167
$60.00	1,136	(1,136)	236	236	1,372
$62.50	1,213	(1,213)	349	349	1,562
$65.00	1,284	(1,284)	453	453	1,737
$67.50	1,349	(1,349)	549	549	1,898
$70.00	1,410	(1,410)	639	639	2,049
$72.50	1,467	(1,467)	722	722	2,189
$75.00	1,519	(1,519)	800	800	2,319
$77.50	1,569	(1,569)	872	872	2,441
$80.00	1,615	(1,615)	941	941	2,556
$82.50	1,659	(1,659)	1,005	1,005	2,664
$85.00	1,700	(1,700)	1,065	1,065	2,765
$87.50	1,739	(1,739)	1,122	1,122	2,861
$90.00	1,775	(1,775)	1,175	1,175	2,950
$92.50	1,810	(1,810)	1,226	1,226	3,036
$95.00	1,842	(1,842)	1,274	1,274	3,116
$97.50	1,873	(1,873)	1,320	1,320	3,193
$100.00	1,903	(1,903)	1,363	1,363	3,266
In connection with the issuance of the 2.25% Notes in 2006, we purchased ten-year call options on our common stock (“2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, we have the right to receive a total of approximately 3.1 million shares of our common stock at a conversion price of $59.40 per share as of December 31, 2012, subject to adjustment for quarterly dividends in excess of $0.14 per common share. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 2.25% Warrants is 6.2 million shares. The total cost of the 2.25% Purchased Options was $116.3 million. The cost of the 2.25% Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.
In addition to the purchase of the 2.25% Purchased Options, we sold warrants in separate transactions (“2.25% Warrants”). These 2.25% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 2.25% Warrants are exercisable for a total of 3.1 million shares of our common stock at the conversion price then in effect, subject to adjustment for quarterly dividends in excess of $0.14 per common share, liquidation, bankruptcy, or a change in control of our company and other conditions. The proceeds from the sale of the 2.25% Warrants were $80.6 million.

The 2.25% Purchased Option and 2.25% Warrant transactions were designed to increase the conversion price per share of our common stock, and therefore, mitigate the potential dilution of our common stock upon conversion of the 2.25% Notes, if any.
No shares of our common stock have been issued or received under the 2.25% Purchase Options or the 2.25% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for diluted earnings-per-share calculations purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 2.25% Notes of $182.8 million at December 31, 2012, changes in the average price of our common stock will impact the share settlement of the 2.25% Notes, the 2.25% Purchased Options and the 2.25% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 2.25% Notes	Share Entitlement Under the 2.25% Purchased Options	Shares Issuable Under the 2.25% Warrants	Net Issuable Shares	Potential Dilutive Shares
		(Shares in thousands)
$57.00	—	—	—	—	—
$59.50	5	(5)	—	—	5
$62.00	129	(129)	—	—	129
$64.50	243	(243)	—	—	243
$67.00	349	(349)	—	—	349
$69.50	447	(447)	—	—	447
$72.00	539	(539)	—	—	539
$74.50	624	(624)	—	—	624
$77.00	703	(703)	—	—	703
$79.50	778	(778)	—	—	778
$82.00	848	(848)	65	65	913
$84.50	914	(914)	154	154	1,068
$87.00	976	(976)	238	238	1,214
$89.50	1,035	(1,035)	317	317	1,352
$92.00	1,090	(1,090)	392	392	1,482
$94.50	1,143	(1,143)	463	463	1,606
$97.00	1,193	(1,193)	531	531	1,724
$99.50	1,240	(1,240)	595	595	1,835
$102.00	1,285	(1,285)	656	656	1,941
Stock Repurchases. From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In August 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. Shares are to be repurchased from time to time in the open market or privately negotiated transactions depending on market conditions, at our discretion, and funded by cash from operations. Pursuant to the August 2011 authorization, 241,991 shares were repurchased during 2012 at an average price of $46.75 per share, or for a total of $11.3 million.
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
Further, we are limited under the terms of the Revolving Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of December 31, 2012, the Restricted Payment Basket under both facilities was $115.6 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
			(In thousands)
Floorplan notes payable	$1,068,663	$1,068,663	$—	$—	$—
Estimated interest payments on floor plan notes payable(1)	12,385	6,343	5,000	1,042	—
Long-term debt obligations and short-term financing(2)	577,429	58,432	49,045	187,308	282,644
Estimated interest payments on fixed-rate long-term debt obligations(3)	164,792	15,905	30,403	27,463	91,021
Estimated interest payments on variable-rate long-term debt obligations(4)	16,634	4,316	6,775	3,034	2,509
Capital lease obligations	38,233	2,214	4,748	5,496	25,775
Estimated interest on capital lease obligations	32,099	3,602	6,705	5,914	15,878
Operating lease obligations	262,937	45,886	77,638	63,383	76,030
Interest rate risk management obligations	43,089	—	11,974	23,280	7,835
Estimated interest payments on interest rate risk management obligations	65,326	10,559	21,944	23,815	9,008
Purchase commitments(5)	10,178	4,835	4,995	348	—
Total	$2,291,765	$1,220,755	$219,227	$341,083	$510,700

(1)
Calculated using the Floorplan Line balance and weighted average interest rate at December 31, 2012, and the assumption that these liabilities would be settled within 63 days, which approximates our weighted average inventory days outstanding. In addition, amounts include estimated commitment fees on the unused portion of the Floorplan Line through the term of the Revolving Credit Facility, assuming no additional Floorplan Line borrowings beyond 63 days.

(2)	Includes $29.3 million of outstanding letters of credit associated with the Acquisition Line of our Revolving Credit Facility due in 2013.

(3)	Includes our 3.00% Notes due 2020, 2.25% Convertible Notes due 2036 and other real estate related debt.

(4)
Includes interest on letters of credit associated with the Acquisition Line of our Revolving Credit Facility due 2013, commitment fees on the unused portion of the Acquisition Line through the term of the Revolving Credit Facility, and estimated interest on our Foreign Notes and other real estate related debt.

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
From time to time, primarily in connection with dealership dispositions, we assign or sublet to the dealership purchaser our interests in any real property leases associated with such dealerships. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $7.3 million as of December 31, 2012. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by us required under these leases would not have a material adverse effect on our business, financial condition and cash flows. We may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, we presently have no reason to believe that we will be called on to so perform and such obligations cannot be quantified at this time.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk, and foreign currency exchange rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2012, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of December 31, 2012, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $214.6 million and $203.5 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $152.4 million and $80.7 million, respectively, at December 31, 2012.
As of December 31, 2012, we had $1,020.2 million of variable-rate floorplan borrowings outstanding, $56.7 million of variable-rate Mortgage Facility borrowings outstanding, and $93.5 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable rate borrowings outstanding as of December 31, 2012, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $11.7 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $7.2 million in annual interest expense based on the variable rate borrowings outstanding as of December 31, 2012. This interest rate sensitivity increased from 2011 primarily as a result of the increase in variable rate borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2012 and December 31, 2011, we recognized $33.9 million and $26.1million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from 69.2% of our floorplan interest expense in the first quarter of 2010 to 115.9% in the third quarter of 2012, and was 103.2% for the fourth quarter of 2012. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of December 31, 2012, we held interest rate swaps with aggregate notional amounts of $450.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. In addition, during 2012 and 2011, we entered into ten additional interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of December 31, 2012, the aggregate notional value of these ten forward-starting swaps was $525.0 million and the weighted average interest rate of these swaps was 2.7%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of December 31, 2012, net unrealized losses, net of income taxes, totaled $26.9 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, the ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. As of December 31, 2012, all of our derivative contracts were determined to be effective. A 100 basis-point change in the interest rates of our swaps would have resulted in a $4.5 million change to our interest expense for the year ended December 31, 2012.
Foreign Currency Exchange Rates. As of December 31, 2012, we had dealership operations in the U.K., which expose us to foreign currency exchange rate risk. The functional currency of our U.K. subsidiaries is the Pound Sterling. We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates for the Pound Sterling versus the U.S. Dollar would have resulted in a $46.1 million change to our revenues for the year ended December 31, 2012.
Item 8. Financial Statements and Supplementary Data
See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2012, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 19, 2013, appears on the following page.

Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Group 1 Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Group 1 Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Group 1 Automotive, Inc. and subsidiaries and our report dated February 19, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 19, 2013

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The information contained under Part I, “Business — Executive Officers” is incorporated by reference into this Item 10.
Directors
John L. Adams
Mr. Adams has served as non-executive Chairman of the Board since April 2005 and as one of our directors since November 1999. Mr. Adams served as Executive Vice President of Trinity Industries, Inc., one of North America’s largest manufacturers of transportation, construction and industrial products, from January 1999 through June 2005. He served as Vice Chairman of Trinity Industries from July 2005 through March 2007. Before joining Trinity Industries, Mr. Adams spent 25 years in various positions with Texas Commerce Bank N.A. and its successor, Chase Bank of Texas, National Association. From 1997 to 1998, Mr. Adams was Chairman, President and Chief Executive Officer of Chase Bank of Texas. Mr. Adams serves on the Board of Directors, the Corporate Governance and Directors Nominating Committee and is Chairman of the Finance and Risk Management Committee of Trinity Industries, Inc. and on the Board of Directors and Audit Committee of Dr. Pepper Snapple Group, Inc., a refreshment beverage business. Mr. Adams also serves on the Board of Directors of the Children’s Medical Center of Dallas, as a Trustee of The American Heart Association — Dallas, and on the University of Texas Chancellor’s Council and McCombs School of Business Advisory Board.
Earl J. Hesterberg
Mr. Hesterberg’s biographical information may be found in Part 1, “Item 1. Business - Executive Officers.”
Louis E. Lataif
Mr. Lataif has served as one of our directors since August 2002. He served as Dean of the School of Management at Boston University from 1991 until 2010 following a distinguished 27-year career with Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts. While at Ford, he was named General Manager of Ford Division and elected a corporate Vice President, then Ford’s youngest officer, and served as President, Ford of Europe from l988 to l991. Mr. Lataif serves on the Board of Directors and the Audit Committee of Abiomed, Inc., a manufacturer and marketer of heart assist and replacement systems. He is a member of the Board of Directors of Interaudi Bank, an FDIC insured bank providing personal, commercial and asset management banking services to both U.S. and foreign clients. Mr. Lataif is also a member of the Board of Trustees of the Iacocca Foundation, a non-profit organization to fund diabetes research and a member of the advisory board of Cannon Design, an international architectural, engineering and interior design firm.
Stephen D. Quinn
Mr. Quinn has served as one of our directors since May 2002. Mr. Quinn joined Goldman, Sachs & Co., a full-service global investment banking and securities firm, in August 1981 where he specialized in corporate finance. From 1990 until his retirement in 2001, Mr. Quinn served as a General Partner and Managing Director of Goldman, Sachs & Co., a multi-bank holding company that operates approximately 500 banking offices in 10 states. Mr. Quinn also serves on the Board of Directors, the Audit Committee and the Risk Oversight Committee of Zions Bancorporation.
Beryl Raff
Ms. Raff has served as one of our directors since June 2007. Since April 2009, she has served as Chairman and Chief Executive Officer of Helzberg Diamond Shops, Inc., a retail and online jewelry retailer, and an indirect wholly owned subsidiary of Berkshire Hathaway Inc. Ms. Raff served as Executive Vice President-General Merchandising Manager from 2005 through 2009, and as Senior Vice President from 2001 through 2005, for the fine jewelry division of J.C. Penney Company, Inc., a holding company for J.C. Penney Corporation, Inc., a leading retailer of apparel and home furnishings with more than 1,000 stores in the U.S. and Puerto Rico. Ms. Raff serves on the Advisory Board of Jewelers Circular Keystone, a trade publication and industry authority, and on the Executive Board of Jewelers Vigilance Committee, a non-profit organization focused on legal and regulatory issues facing the jewelry industry. Ms. Raff is also a Director of the NACD Heartland Chapter, a non-profit organization dedicated to excellence in board leadership and the Make-A-Wish Foundation, a non-profit organization which grants the wishes of children with life threatening medical conditions. From 2001 through February 2011, Ms. Raff served on the Board of Directors, the Corporate Governance

Committee and the Compensation Committee (which she chaired from 2008 to 2011) of Jo-Ann Stores, Inc., a national specialty retailer of craft, sewing and decorating products.
J. Terry Strange
Mr. Strange has served as one of our directors since October 2003. In 2002, Mr. Strange retired from KPMG, LLP, an independent accounting firm, where he served from 1996 to 2002 as Vice Chairman, Managing Partner of U.S. Audit Practice and head of KPMG’s internal risk management program. Mr. Strange served as Global Managing Partner of Audit Business and a member of KPMG’s International Executive Committee from 1998 to 2002. During his 34-year career at KPMG, his work included interaction with the Financial Accounting Standards Board and the SEC, testifying before both bodies on issues impacting the auditing profession and SEC registrants. Mr. Strange serves on the Boards of Directors and the Audit Committees of New Jersey Resources Corporation, a retail and wholesale energy service provider, Newfield Exploration Company, an oil and gas exploration and production company, and SLM Corporation (commonly known as Sallie Mae), a provider of student loans and an administrator of college savings plans, and on the Board of Directors, Audit Committee and as Chairman of the nominating and Governance Committee of .
Max P. Watson
Mr. Watson has served as one of our directors since May 2001. Mr. Watson served as President and Chief Executive Officer of BMC Software, Inc., a provider of enterprise management solutions, from April 1990 to January 2001. He served as Chairman of the Board of Directors of BMC from January 1992 to April 2001. Mr. Watson serves on the Board of Trustees of Texas Children’s Hospital and as Chairman of the Quality and Safety Committee. From January 2007 through December 2008, Mr. Watson served as Chairman of the Board of Trustees of Texas Children’s Hospital.
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
Pursuant to Instruction G to Form 10-K, we incorporate by reference the remaining information required for this Item 10 from the information to be disclosed in our definitive proxy statement prepared in connection with the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2012.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February, 2013.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 19th day of February, 2013.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ John C. Rickel	Senior Vice President and Chief Financial Officer
John C. Rickel	(Principal Financial and Accounting Officer)

/s/ John L. Adams	Chairman and Director
John L. Adams

/s/ Louis E. Lataif	Director
Louis E. Lataif

/s/ Stephen D. Quinn	Director
Stephen D. Quinn

/s/ Beryl Raff	Director
Beryl Raff

/s/ J. Terry Strange	Director
J. Terry Strange

/s/ Max P. Watson, Jr.	Director
Max P. Watson, Jr.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2012, and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2012, and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 19, 2013

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,650	$14,895
Contracts-in-transit and vehicle receivables, net	204,396	167,507
Accounts and notes receivable, net	111,228	92,775
Inventories, net	1,194,288	867,470
Deferred income taxes	19,750	16,012
Prepaid expenses and other current assets	31,869	16,925
Total current assets	1,566,181	1,175,584
PROPERTY AND EQUIPMENT, net	667,768	585,633
GOODWILL	582,384	531,458
INTANGIBLE FRANCHISE RIGHTS	196,058	170,687
OTHER ASSETS	10,624	12,981
Total assets	$3,023,015	$2,476,343
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility	$968,959	$718,945
Offset account related to floorplan notes payable - credit facility	(112,261)	(109,207)
Floorplan notes payable — manufacturer affiliates	211,965	155,980
Current maturities of long-term debt and short-term financing	31,358	14,663
Current liabilities from interest rate risk management activities	—	7,273
Accounts payable	167,439	148,048
Accrued expenses	128,118	109,245
Total current liabilities	1,395,578	1,044,947
LONG-TERM DEBT, net of current maturities	555,016	482,601
DEFERRED INCOME TAXES	94,130	78,459
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	43,089	26,766
OTHER LIABILITIES	42,413	36,470
COMMITMENTS AND CONTINGENCIES (NOTE 14)

TEMPORARY EQUITY - Redeemable equity portion of the 3.00% Convertible Senior Notes	32,505	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,836 and 25,967 issued, respectively	258	260
Additional paid-in capital	332,836	363,375
Retained earnings	677,864	591,037
Accumulated other comprehensive loss	(33,057)	(29,236)
Treasury stock, at cost; 3,110 and 3,260 shares, respectively	(117,617)	(118,336)
Total stockholders’ equity	860,284	807,100
Total liabilities and stockholders’ equity	$3,023,015	$2,476,343
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$4,291,098	$3,402,647	$3,086,807
Used vehicle retail sales	1,756,918	1,416,520	1,271,039
Used vehicle wholesale sales	288,139	251,043	215,530
Parts and service sales	880,070	813,819	767,004
Finance, insurance and other, net	259,875	195,736	168,789
Total revenues	7,476,100	6,079,765	5,509,169
COST OF SALES:
New vehicle retail sales	4,043,659	3,192,309	2,909,012
Used vehicle retail sales	1,610,912	1,291,996	1,156,035
Used vehicle wholesale sales	285,695	246,963	212,833
Parts and service sales	418,582	387,897	354,256
Total cost of sales	6,358,848	5,119,165	4,632,136
GROSS PROFIT	1,117,252	960,600	877,033
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	848,446	735,229	693,635
DEPRECIATION AND AMORTIZATION EXPENSE	31,534	27,063	26,455
ASSET IMPAIRMENTS	7,276	4,805	10,840
INCOME FROM OPERATIONS	229,996	193,503	146,103
OTHER INCOME (EXPENSE):
Floorplan interest expense	(31,796)	(27,687)	(34,110)
Other interest expense, net	(37,465)	(33,722)	(27,217)
Loss on redemption of long-term debt	—	—	(3,872)
INCOME BEFORE INCOME TAXES	160,735	132,094	80,904
PROVISION FOR INCOME TAXES	(60,526)	(49,700)	(30,600)
NET INCOME	$100,209	$82,394	$50,304
BASIC EARNINGS PER SHARE	$4.39	$3.50	$2.09
Weighted average common shares outstanding	21,620	22,157	22,767
DILUTED EARNINGS PER SHARE	$4.19	$3.47	$2.09
Weighted average common shares outstanding	22,688	22,409	22,788
CASH DIVIDENDS PER COMMON SHARE	$0.59	$0.48	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
NET INCOME	$100,209	$82,394	$50,304
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,843	(117)	(594)
Unrealized loss on marketable securities, net of tax benefit of $5, $25, and $32, respectively	(8)	(42)	(54)
Net unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $7,634, $11,222, and $4,154, respectively	(12,724)	(18,705)	(6,922)
Reclassification adjustment for loss included in interest expense, net of tax provision of $4,241, $5,029, and $9,043, respectively	7,068	8,383	15,071
Net unrealized gain (loss) on interest rate swaps, net of tax	(5,656)	(10,322)	8,149
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(3,821)	(10,481)	7,501
COMPREHENSIVE INCOME	$96,388	$71,913	$57,805

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
	(In thousands)
BALANCE, December 31, 2009	26,219	$262	$346,055	$471,932	$(26,256)	$(71,837)	$720,156
Net income	—	—	—	50,304	—	—	50,304
Other comprehensive income, net	—	—	—	—	7,501	—	7,501
Purchases of treasury stock	—	—	—	—	—	(26,765)	(26,765)
Net issuance of treasury shares to employee stock compensation plans	(123)	(1)	(17,856)	—	—	17,655	(202)
Stock-based compensation	—	—	9,942	—	—	—	9,942
Tax effect from stock-based compensation plans	—	—	741	—	—	—	741
Purchase of equity calls, net of deferred tax benefit of $17,227	—	—	(28,712)	—	—	—	(28,712)
Sale of equity warrants	—	—	29,309	—	—	—	29,309
Equity component of 3.00% Convertible Note issuance, net of deferred tax liability of $14,692	—	—	24,487	—	—	—	24,487
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(2,393)	—	—	(2,393)
BALANCE, December 31, 2010	26,096	261	363,966	519,843	(18,755)	(80,947)	784,368
Net income	—	—	—	82,394	—	—	82,394
Other comprehensive loss, net	—	—	—	—	(10,481)	—	(10,481)
Purchases of treasury stock	—	—	—	—	—	(50,777)	(50,777)
Net issuance of treasury shares to employee stock compensation plans	(129)	(1)	(14,096)	—	—	13,388	(709)
Stock-based compensation	—	—	10,908	—	—	—	10,908
Tax effect from stock-based compensation plans	—	—	2,597	—	—	—	2,597
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(11,200)	—	—	(11,200)
BALANCE, December 31, 2011	25,967	260	363,375	591,037	(29,236)	(118,336)	807,100
Net income	—	—	—	100,209	—	—	100,209
Other comprehensive loss, net	—	—	—	—	(3,821)	—	(3,821)
Purchases of treasury stock	—	—	—	—	—	(11,317)	(11,317)
3.00% Convertible Notes reclassification to temporary equity	—	—	(32,505)	—	—	—	(32,505)
Net issuance of treasury shares to employee stock compensation plans	(131)	(2)	(12,949)	—	—	12,036	(915)
Stock-based compensation	—	—	11,880	—	—	—	11,880
Tax effect from stock-based compensation plans	—	—	3,035	—	—	—	3,035
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(13,382)	—	—	(13,382)
BALANCE, December 31, 2012	25,836	$258	$332,836	$677,864	$(33,057)	$(117,617)	$860,284

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,209	$82,394	$50,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,534	27,063	26,455
Deferred income taxes	13,282	24,824	23,274
Asset Impairments	7,276	4,805	10,840
Stock-based compensation	11,931	10,919	9,942
Amortization of debt discount and issue costs	12,990	11,990	10,322
Loss on redemption of long-term debt	—	—	3,872
(Gain) loss on disposition of assets	(4,941)	(961)	848
Tax effect from excess stock-based compensation	(2,875)	(2,478)	(592)
Other	3,965	2,755	1,416
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	29,874	77,027	16,130
Accounts and notes receivable	(6,777)	(17,875)	(13,844)
Inventories	(278,232)	(7,410)	(174,249)
Contracts-in-transit and vehicle receivables	(29,091)	(53,821)	(27,218)
Prepaid expenses and other assets	2,448	(11,246)	6,922
Floorplan notes payable — manufacturer affiliates	33,248	52,757	(10,580)
Deferred revenues	(163)	(1,427)	(2,308)
Net cash provided by (used in) operating activities	(75,322)	199,316	(68,466)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(177,956)	(159,597)	(34,693)
Proceeds from disposition of franchises, property and equipment	39,197	6,039	46,179
Purchases of property and equipment, including real estate	(88,491)	(60,558)	(69,116)
Other	2,792	1,343	2,843
Net cash used in investing activities	(224,458)	(212,773)	(54,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	5,700,108	4,825,956	4,994,980
Repayments on credit facility — Floorplan Line	(5,453,148)	(4,777,442)	(4,854,459)
Borrowings on mortgage facility	18,080	—	—
Principal payments on mortgage facility	(2,406)	(1,599)	(150,127)
Proceeds from issuance of 3.00% Convertible Notes	—	—	115,000
Debt issue costs	—	—	(3,959)
Purchase of equity calls	—	—	(45,939)
Sale of equity warrants	—	—	29,309
Redemption of other long-term debt	—	—	(77,011)
Borrowings of other long-term debt	275	308	5,114
Principal payments of long-term debt related to real estate loans	(15,197)	(7,775)	(3,806)
Borrowings of long-term debt related to real estate loans	70,685	32,713	146,003
Principal payments of other long-term debt	(4,784)	(3,293)	(1,021)
Repurchases of common stock, amounts based on settlement date	(11,317)	(50,777)	(26,765)
Issuance of common stock to benefit plans, net of employee net share settlements	(915)	(709)	4,369
Debt extinguishment costs	—	—	(177)
Tax effect from excess stock-based compensation	2,875	2,478	592
Dividends paid	(13,433)	(11,211)	(2,393)
Net cash provided by financing activities	290,823	8,649	129,710
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,288)	(140)	165
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,245)	(4,948)	6,622
CASH AND CASH EQUIVALENTS, beginning of period	14,895	19,843	13,221
CASH AND CASH EQUIVALENTS, end of period	$4,650	$14,895	$19,843
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$6,045	$7,995	$1,786
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ANNUAL FINANCIAL INFORMATION
Business Organization
Group 1 Automotive, Inc., a Delaware corporation, through its subsidiaries, is a leading operator in the automotive retailing industry with operations in 15 states in the U.S. and in ten towns in the U.K. Group 1 Automotive, Inc. and its subsidiaries are herein collectively referred to as the “Company.” The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of December 31, 2012, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (45 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (66 dealerships in California, Kansas, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s ten dealerships in the U.K. are also managed locally with direct reporting responsibilities to the Company’s corporate management team.
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
Revenue Recognition
Revenues from vehicle sales, parts sales and vehicle service are recognized upon completion of the sale or service and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected. The Company includes revenues from its collision center operations in parts and services sales.
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
The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In addition, the Company receives fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, the Company earns volume incentive rebates and interest income on reserves, as well as participates in the underwriting profits of the products. The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles, and a reserve for future amounts which

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

might be charged back is established based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining estimates of future amounts which might be charged back would have changed the reserve at December 31, 2012 by $2.2 million.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. As of December 31, 2012 and 2011, cash and cash equivalents excluded $112.3 million and $109.2 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”), which is the Company’s primary vehicle for the short-term investment of excess cash. These amounts are reflected in the Company's Consolidated Balance Sheets as the offset account related to Floorplan Notes Payable - Credit Facility.
Contracts-in-Transit and Vehicle Receivables
Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales and dealer incentives due from manufacturers. Also included are amounts receivable from vehicle wholesale sales.
Inventories
New, used and demonstrator vehicle inventories are carried at the lower of specific cost or market and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2012 and 2011, inventory cost had been reduced by $7.8 million and $5.5 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $33.9 million, $26.1 million and $24.0 million for interest assistance received related to vehicles sold for the years ended December 31, 2012, 2011 and 2010, respectively. The assistance over the past three years has ranged from approximately 69.2% of the Company’s quarterly floorplan interest expense in the first quarter of 2010 to 115.9% for the third quarter of 2012, and was 103.2% for the fourth quarter of 2012.
As the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which the Company operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated by the speed at which the Company turns this inventory. At December 31, 2012, the Company’s used vehicle days’ supply was 38 days .
The Company incurs shipping costs in regards to selling the parts inventory to customers. The cost of shipping these parts is included in cost of sales on the Consolidated Statements of Operations.
Property and Equipment
Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the estimated term of the lease or the estimated useful life of the asset. The amortization of assets recorded under capital leases is included with depreciation and amortization expense in the Consolidated Statement of Operations.
Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are expensed as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. The Company reviews long-lived assets for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is greater than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. See Note 15, “Asset Impairments,” for additional details regarding the Company’s impairment of long-lived assets.
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
The Company uses a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of the Company’s reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated WACC. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach as of October 31, 2012, the Company based its analysis on a recovery back to an industry sales rate of 16.5 million units by 2017. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue (20% weighted) and pretax net income (80% weighted). Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material, non-cash impairment charge to the goodwill associated with the reporting unit(s).
At October 31, 2012, 2011 and 2010, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (i.e., step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test. However, if in future periods the Company determines that the carrying amount of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the Company believes that the application of step two of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). See Note 16, “Intangible Franchise Rights and Goodwill”, for additional details regarding the Company’s goodwill.
Intangible Franchise Rights
The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, based on the history with the manufacturer the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2012 and 2011 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. In accordance with guidance primarily codified within ASC 350, Intangibles-Goodwill and Other, the Company evaluates these franchise rights for impairment annually in the fourth quarter, based on the carrying values of the Company’s individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.
In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

franchise rights, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and estimated future capital expenditure requirements, the Company calculates the fair value of each dealership’s franchise rights.
As of October 31, 2012 the Company determined that the carrying value of certain of the intangible franchise rights was greater than the fair value and as such a $7.0 million pre-tax non-cash impairment was recognized. Further, as it relates to the Company’s annual impairment assessment for 2011 and 2010, the fair value of the Company’s intangible franchise rights was determined to exceed the carrying value of such assets as of the measurement date. See Note 16, “Intangible Franchise Rights and Goodwill”, for additional details regarding the Company’s intangible franchise rights.
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
Fair Value of Financial Assets and Liabilities
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. As of December 31, 2012 and 2011, the $115.0 million face value of the Company’s outstanding 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) had a carrying value, net of applicable discount, of $80.7 million and $77.4 million, respectively, and a fair value, based on quoted market prices, of $203.5 million and $170.6 million, respectively. Also, as of December 31, 2012 and 2011, the face value of the Company’s outstanding 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) was $182.8 million. The 2.25% Notes had a carrying value, net of applicable discount, of $152.4 million and $145.0 million, respectively, and a fair value, based on quoted market prices, of $214.6 million and $192.3 million as of December 31, 2012 and 2011, respectively. The Company considers the quoted market prices for the 3.00% Notes and 2.25% Notes to constitute Level 2 inputs, since the market for these instruments is not active.
Fair Value of Assets Acquired and Liabilities Assumed
The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining amounts attributable to goodwill, if any. The Company utilizes third-party experts to determine the fair values of property and equipment purchased, including real estate and its fair value model as discussed under Intangible Franchise Rights.
Derivative Financial Instruments
One of the Company’s primary market risk exposures is increasing interest rates. Interest rate derivatives, designated as cash flow hedges, are used to adjust interest rate exposures when appropriate based on market conditions.
The Company follows the requirements of guidance primarily codified within ASC 815 pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all cash flow hedges on its balance sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in interest expense in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company's accompanying Consolidated Statements of Operations. All of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2012, 2011 and 2010.
The Company measures its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year retail rate according to Standard and Poor’s.
The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Accordingly, the Company has classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 13, “Fair Value Measurements.” The Company validates the outputs of its valuation technique by comparison to valuations from the respective counterparties. See Note 4, "Derivative Instruments and Risk Management Activities," and Note 13, "Fair Value Measurements," for further details regarding the Company's derivative financial instruments and fair value measurements.
Foreign Currency Translation
The functional currency for the Company’s U.K. subsidiaries is the Pound Sterling. The financial statements of all the Company’s foreign subsidiaries have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The difference in the U.S. Dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income/loss in stockholders’ equity and other income/expense, when applicable.
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2012, 2011, and 2010, totaled $54.1 million, $46.7 million and $45.0 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense in the income statement as the vehicles are sold, and in accrued expenses on the balance sheet for amounts related to vehicles still in inventory on that date. Advertising expense has been reduced by $23.7 million, $17.6 million and $15.4 million for advertising assistance received related to vehicles sold for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012 and 2011, the accrued expenses caption of the Consolidated Balance Sheets included $4.1 million and $3.0 million, respectively, related to deferrals of advertising assistance received from the manufacturers.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business and Credit Risk Concentrations
The Company owns and operates franchised automotive dealerships in the U.S. and in the U.K. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2012, Toyota (including Lexus, Scion and Toyota brands), Nissan (including Infiniti and Nissan brands), BMW (including MINI and BMW brands), Honda (including Acura and Honda brands), Ford (including Ford and Lincoln brands), Volkswagen (including Audi, Porsche, and Volkswagen brands), General Motors (including Chevrolet, GMC, Buick, and Cadillac brands), Daimler (including Mercedes-Benz, smart, Sprinter and Maybach brands), Chrysler (including Chrysler, Dodge, RAM and Jeep brands) and Hyundai (including Hyundai and Kia brands) accounted for 30.3%, 11.4%, 11.3%, 11.1%, 9.3%, 6.6%, 5.6%, 5.1%, 4.4%, and 3.1% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 3.0% of the Company’s total new vehicle sales volume in 2012. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2012, the Company was due $64.0 million from various manufacturers (see Note 8, “Accounts and Notes Receivable”). Receivable balances from BMW, Daimler, Toyota, Ford, General Motors, Nissan, Chrysler, Volkswagen, Honda and Hyundai represented 12.4%, 17.2%, 19.6%, 14.6%, 11.1%, 7.9%, 2.4%, 5.7% , 3.9% and 2.4%, respectively, of this total balance due from manufacturers.
Statements of Cash Flows
With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing, the Company finances up to 80% of the value of the used vehicle inventory, except in the U.K., and the funds flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows and all borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”) (including the cash flows from or to manufacturer affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.
Cash paid for interest was $55.8 million, $52.7 million and $54.8 million in 2012, 2011 and 2010, respectively. Cash paid for taxes, net of refunds, was $38.6 million and $28.6 million in 2012 and 2011, respectively, and cash refunded for income taxes was $1.8 million in 2010.
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
Business Segment Information
The Company, through its regions, operates in the automotive retailing industry. All of the operating companies sell new and used cars and light trucks, arrange related vehicle financing, service and insurance contracts, provide automotive maintenance and repair services and sell vehicle parts. The operating companies are similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. Additionally, the Company’s management evaluates performance and allocates resources based on the operating results of the individual operating companies. For the reasons discussed above, all of the operating companies have been aggregated into one reportable segment under guidance issued by the FASB. Accordingly, the accompanying Consolidated Financial Statements reflect the operating results of the Company’s reportable segment. By geographic area, the Company’s sales to external customers from its domestic operations for the year ended December 31, 2012, 2011 and 2010 were $6,954.0 million, $5,760.2 million and $5,225.5 million respectively, and from its foreign operations were $522.1 million, $319.5 million and $283.6 million, respectively. The

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s domestic long-lived assets other than goodwill, intangible assets and financial instruments as of December 31, 2012, 2011 and 2010 were $642.8 million, $569.4 million and $484.5 million, respectively, and foreign long-lived assets other than financial instruments as of December 31, 2012, 2011 and 2010 were $35.6 million, $28.0 million and $29.5 million, respectively.
Self-Insured Medical, Property and Casualty Reserves
The Company purchases insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self-insured retentions.
Annually, the Company engages a third-party actuary to conduct a study of the exposures under the self-insured portion of its worker’s compensation and general liability insurance programs for all open policy years. In the interim, the Company reviews the estimates within the study and monitors actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence the Company’s reserve for claims and its financial position, results of operations and cash flows. A 10% change in the actuarially determined estimate of aggregate future losses would have changed the reserve for these losses at December 31, 2012, by $2.7 million.
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
The Company’s maximum potential exposure under all of the Stop Loss Plans totaled $40.4 million at December 31, 2012, before consideration of amounts previously paid or accruals recorded related to the Company’s loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $16.7 million at December 31, 2012.
Accounting for Convertible Debt
The Company separately accounts for the liability and equity components of its convertible debt instruments in a manner that reflects the issuer’s economic interest cost. Upon issuance of a convertible debt instrument, the Company estimated the fair value of the debt component. The resulting residual value is determined to be the fair value of the equity component of the Company’s convertible debt and, until convertible, is included in the paid-in-capital section of stockholder’s equity, net of applicable taxes, on the Company’s Consolidated Balance Sheets. The value of the equity component is treated as an original issue discount for purposes of accounting for the debt component, which is amortized as non-cash interest expense through the date that the convertible debt is first able to be put to the Company. See Note 12, “Long-term Debt”, for further details on the impact of this convertible debt accounting to the Company’s financial statements.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update changes certain fair value measurement principles and enhances the disclosure requirements, particularly Level 3 fair value measurements. The Company adopted ASU 2011-04 as of March 31, 2012. It did not have a material impact on the Company's consolidated financial position or results of operations.
In June 2011, the FASB issued ASU 2011-5, Presentation of Comprehensive Income. This update requires entities to present the total of comprehensive income, the component of net income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. This update removes the requirement to present reclassifications items out of the statement of comprehensive income statement as required y ASU 2011-5. All other requirements outlined in ASU 2011-5 remain applicable. These ASU's are effective for reporting periods beginning after December 15, 2011 with early adoption permitted. The Company adopted the ASU's as of March 31, 2012. It affected the presentation of comprehensive income, but did not have an impact on its consolidated financial position or results of operations.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2011, the FASB issued ASU 2011-8, Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted ASU 2011-08 as of March 31, 2012 and it did not have an impact on the Company's consolidated financial position or results of operations.
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (likelihood more than 50%) that the fair value of the indefinite-lived intangible assets is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this update to have a material effect on its consolidated financial position or results of operations.
In December 2011, the FASB issued ASU 2011-10, Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures related to offsetting either in accordance with U.S. generally accepted accounting principles (“GAAP”) or master netting arrangements. This ASU is effective for reporting periods beginning after January 1, 2013 and will be adopted by the Company as of March 31, 2013, The Company expects that this ASU will have an impact on future disclosures in the Company's consolidated financial statements regarding its derivative financial instruments.
3. ACQUISITIONS AND DISPOSITIONS
During 2012, the Company acquired 16 dealerships: six in the U.K., three in Florida, two in Texas, two in Kansas, one in South Carolina, one in Georgia and one in Oklahoma. Consideration paid for these dealerships totaled $178.0 million , including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory acquired in the U.K. acquisitions was subsequently financed through borrowings under the Company's credit facility with Volkswagen Finance, while the vehicle inventory acquired in the U.S. acquisitions was subsequently financed through borrowings under the Company's FMCC Facility and the Floorplan Line, each as defined in Note 11, “Credit Facilities.” In addition, during 2012, the Company terminated one dealership franchise in Texas, sold three dealerships located in Massachusetts, and closed one dealership in the U.K. Gross consideration received for these dispositions was $33.7 million. The Company also terminated one franchise in California during 2012. See Note 10, “Property and Equipment,” for discussion of real estate purchased.
During 2011, the Company acquired seven dealerships in Texas. Consideration paid for these dealerships totaled $159.6 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory was subsequently financed through borrowings under the FMCC Facility and the Floorplan Line. Further, the Company was awarded three franchises, one in California and two in Texas. In addition, during 2011, the Company sold one of its non-operational dealership facilities that qualified as held-for-sale as of December 31, 2010 for $4.1 million with no gain or loss recognized by the Company related to the sale.
During 2010, the Company acquired two dealerships in the U.K., two dealerships in South Carolina, and one franchise in Texas. Consideration paid for these acquisitions totaled $34.7 million, including the amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of associated real estate. The vehicle inventory acquired in the U.K. was subsequently financed through borrowings under the Company’s credit facility with BMW Financial Services, while the vehicle inventory from the U.S. acquisitions was subsequently financed through borrowings under the Company’s Floorplan Line. The Company was also awarded three franchises, one in Georgia, one in New York, and one in Texas.
Also, during 2010, the Company disposed of one dealership in Florida along with the associated real estate, as well as two franchises in Oklahoma. In conjunction with the manufacturers’ election to discontinue the brands, the Company terminated six Pontiac and Mercury franchises. Gross consideration received for these dispositions was $37.2 million, including amounts used to repay the Company’s floorplan notes payable associated with the vehicle inventory sold and the respective Mortgage Facility financing balance. As a result, the Company recognized a $5.4 million pretax loss, which includes charges for asset impairments and lease terminations. In addition, the Company disposed of real estate holdings of non-operating facilities in Texas, Massachusetts, Florida, and Georgia during the year ended December 31, 2010. Gross consideration received from these transactions totaled $8.5 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
The periodic interest rates of the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”), the Mortgage Facility (as defined in Note 12, “Long-term Debt”), and certain variable-rate real estate related borrowings are indexed to the one-month LIBOR plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.
As of December 31, 2012, the Company held interest rate swaps in effect of $450.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. During 2012, 15 swaps with an aggregate notional value of $400.0 million went into effect while nine swaps with an aggregate notional value of $250.0 million expired. These interest rate swaps expire as follows: $225.0 million in 2015, $150.0 million in 2016, and $75.0 million in 2017.
As of December 31, 2011, the Company held interest rate swaps of $300.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 4.3%. For the years ended December 31, 2012, 2011 and 2010, respectively, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $10.1 million, $12.4 million, and $21.1 million. Total floorplan interest expense was $31.8 million, $27.7 million, and $34.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
In addition to the $450.0 million of swaps in effect as of December 31, 2012, the Company has entered into ten additional interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. The aggregate notional value of these ten forward-starting swaps is $525.0 million, and the weighted average interest rate is 2.7%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million which is less than the Company's expectation for variable rate debt outstanding during such period.
As of December 31, 2012 and December 31, 2011, the Company reflected liabilities from interest rate risk management activities of $43.1 million and $34.0 million, respectively, in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at December 31, 2012, 2011 and 2010, were accumulated unrealized losses, net of income taxes, totaling $26.9 million, $21.3 million, and $11.0 million, respectively, related to these interest rate swaps. At 2012 and 2011, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011, or 2010, respectively. The following table presents the impact during the current and comparative prior year period for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in OCI
	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Derivatives in Cash Flow Hedging Relationship
Interest rate swap contracts	$(12,724)	$(18,705)	$(6,922)

	Amount of Loss Reclassified from OCI into Statement of Operations
	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Location of Loss Reclassified from OCI into Statements of Operations
Floorplan interest expense	$(10,144)	$(12,398)	$(21,126)
Other interest expense	(1,165)	(1,014)	(2,988)
The amount expected to be reclassified out of other comprehensive loss into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $10.6 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended, as well as to employees pursuant to its Employee Stock Purchase Plan, as amended.
2007 Long Term Incentive Plan
The Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (“Incentive Plan”) was amended and restated in May 2010 to increase the number of shares available for issuance under the plan to 7.5 million, for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (a) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant; and (b) stock appreciation rights, restricted stock, performance awards, and bonus stock, each granted at the market price of the Company’s common stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2012, there were 1,036,040 shares available for issuance under the Incentive Plan.
Stock Option Awards
No stock option awards have been granted since November 2005. During the year ended December 31, 2012 the remaining outstanding options were exercised.
Restricted Stock Awards
In 2005, the Company began granting to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units, pursuant to the Incentive Plan. In 2006, the Company began granting to certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards qualify as participating securities as each contain non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 6, “Earnings Per Share” for further details. Restricted stock awards are considered outstanding at the date of grant, but are subject to vesting periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate. A summary of these awards as of December 31, 2012, along with the changes during the year then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,154,004	$28.30
Granted	336,524	55.05
Vested	(366,756)	24.25
Forfeited	(100,422)	31.97
Nonvested at December 31, 2012	1,023,350	$38.19
The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, was $8.9 million, $9.0 million and $8.5 million, respectively.
Employee Stock Purchase Plan
In 1997, the Company adopted the "Group 1 Automotive, Inc. Employee Stock Purchase Plan as amended" (the “Purchase Plan”). The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, the participating employee acquires shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2012, there were 724,259 shares available for

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future issuance under the Purchase Plan. During the years ended December 31, 2012, 2011 and 2010, the Company issued 106,782, 109,601, and 141,659 shares, respectively, of common stock to employees participating in the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $11.90, $9.74, and $8.74 during the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $11.9 million, $10.9 million, and $9.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $3.2 million, $2.9 million, and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, there was $31.7 million of total unrecognized compensation cost related to stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.6 years.
Cash received from option exercises and Purchase Plan purchases was $5.7 million, $4.2 million, and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefit realized for the tax deductions from options exercised and vesting of restricted shares totaled $3.0 million, $2.6 million and $0.7 million and increased additional paid in capital for the years ended December 31, 2012, 2011 and 2010, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented as a financing cash inflow, so the Company classified $2.9 million, $2.5 million and $0.6 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, respectively.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the calculation of EPS for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	21,620	22,157	22,767
Dilutive effect of contingently convertible notes and warrants	1,058	238	—
Dilutive effect of stock options, net of assumed repurchase of treasury stock	4	8	12
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	6	6	9
Weighted average dilutive common shares outstanding	22,688	22,409	22,788
Basic:
Net income	$100,209	$82,394	$50,304
Less: Earnings allocated to participating securities	5,269	4,765	2,675
Earnings available to basic common shares	$94,940	$77,629	$47,629
Basic earnings per common share	$4.39	$3.50	$2.09
Diluted:
Net income	$100,209	$82,394	$50,304
Less: Earnings allocated to participating securities	5,062	4,721	2,673
Earnings available to diluted common shares	$95,147	$77,673	$47,631
Diluted earnings per common share	$4.19	$3.47	$2.09
Any options with exercise prices in excess of the average market price of the Company’s common stock, during each of the quarterly periods in the years presented, are not considered when calculating the dilutive effect of stock options for the diluted EPS calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for each of the years ended December 31, 2012, 2011, and 2010.
As discussed in Note 12, “Long-Term Debt,” the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants (as defined in Note 12) sold in connection with the 2.25% Notes in its diluted common shares outstanding for the diluted earnings calculation. Although the 2.25% Purchased Options (as defined in Note 12) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. The average price of the Company's common stock for the fourth quarter of 2012 was more than the conversion price in effect at the end of the period, therefore, the dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for such period. Since the average price of the Company's common stock for the first three quarters of the year ended December 31, 2012 and for each of the quarterly periods in the years ended December 31, 2011 and 2010, was less than the conversion price in effect at the end of the respective periods, no net shares were included in the computation of diluted EPS for such periods, as the impact would have been anti-dilutive.
In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants (as defined in Note 12). Although the 3.00% Purchased Options (as defined in Note 12) have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. The average price of the Company's common stock, for each of the quarterly periods in the years ended December 31, 2012 and 2011, was more than the conversion price in effect at the end of such periods, therefore, the dilutive effect of the 3.00% Notes was included in the computation of diluted EPS respectively. In addition. the dilutive effect of the 3.00% Warrants was included in the computation of diluted EPS for the fourth quarter of 2012. Since the average price of the Company’s common stock for each of the quarterly periods in the year ended December 31, 2010 was less than the conversion price in effect at the end of the respective periods, no net shares were included in the computation of diluted EPS for such periods, as the impact would have been anti-dilutive.
Refer to Note 12, “Long-Term Debt,” for a description of the changes to the conversion price of both the 2.25% Notes and the 3.00% Notes as a result of the Company's decision to pay cash dividends, as well as the change in convertibility of the 3.00% Notes as of December 31, 2012.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INCOME TAXES
Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$153,347	$128,041	$78,218
Foreign	7,388	4,053	2,686
Total income before income taxes	$160,735	$132,094	$80,904
Federal, state and foreign income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Federal:
Current	$38,129	$21,013	$4,920
Deferred	14,926	22,913	21,271
State:
Current	3,956	2,934	1,397
Deferred	1,783	1,854	2,339
Foreign:
Current	1,947	928	883
Deferred	(215)	58	(210)
Provision for income taxes	$60,526	$49,700	$30,600
Actual income tax expense differed from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes in 2012, 2011 and 2010 as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Provision at the U.S. federal statutory rate	$56,257	$46,233	$28,316
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	3,455	3,492	2,502
Foreign income tax rate differential	(854)	(433)	(267)
Employment credits	(291)	(717)	(252)
Changes in valuation allowances	183	(213)	213
Stock-based compensation	201	79	71
Other	1,575	1,259	17
Provision for income taxes	$60,526	$49,700	$30,600
During 2012, the Company recorded a tax provision of $60.5 million. Certain expenses for stock-based compensation recorded in 2012 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company provided valuation allowances with respect to certain state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2011 discussed below, the effective tax rate for the period ended December 31, 2012 increased to 37.7%, as compared to 37.6% for the period ended December 31, 2011.

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
During 2010, the Company recorded a tax provision of $30.6 million. Certain expenses for stock-based compensation recorded in 2010 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also recognized a benefit based on a tax election made during 2010. The Company provided valuation allowances with respect to the state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of certain items occurring in 2009, the effective tax rate for the period ended December 31, 2010 increased to 37.8%, as compared to 36.5% for the period ended December 31, 2009.
Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Loss reserves and accruals	$34,208	$27,908
Interest rate swaps	16,158	12,765
Convertible note hedge on 3.00% Notes	13,961	15,250
Convertible note hedge on 2.25% Notes	9,808	12,722
State net operating loss (“NOL”) carryforwards	13,720	13,557
Deferred tax assets	87,855	82,202
Valuation allowance on state NOL	(11,393)	(11,156)
Net deferred tax assets	$76,462	$71,046
Deferred tax liabilities:
Goodwill and intangible franchise rights	(92,900)	(79,100)
Depreciation expense	(33,371)	(26,447)
Discount on 3.00% Notes	(11,728)	(12,876)
Discount on 2.25% Notes	(10,647)	(13,247)
Other	(1,374)	(1,788)
Deferred tax liabilities	(150,020)	(133,458)
Net deferred tax liability	$(73,558)	$(62,412)
As of December 31, 2012, the Company had state net operating loss carryforwards of $203.2 million that will expire between 2013 and 2032; to the extent that the Company expects that net income will not be sufficient to realize these net operating losses in certain state jurisdictions, a valuation allowance has been established.
As of December 31, 2012 and 2011, the Company had long-term deferred tax assets of $79.8 million and $76.8 million, respectively, including an immaterial amount related to long-term foreign deferred tax assets for both years. The Company believes it is more likely than not, that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income.
The Company acquired six franchises located at three dealerships in the U.K. in March 2007 and added nine more franchises at seven additional dealerships in 2010 and 2012. The Company has not provided for U.S. deferred taxes on $12.7 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries, as the Company has taken the position that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, the amount of these taxes is currently not material.
The Company is subject to income tax in U.S. federal and numerous state jurisdictions, as well as in the U.K. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2007.
The Company had no unrecognized tax benefits as of December 31, 2012 and 2011.
The Company did not incur any interest and penalties nor accrue any interest for the years ended December 31, 2012 and 2011. When applicable, consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
8. ACCOUNTS AND NOTES RECEIVABLE
The Company’s accounts and notes receivable consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Amounts due from manufacturers	$64,039	$48,912
Parts and service receivables	17,879	16,956
Finance and insurance receivables, net	16,060	16,755
Other	14,895	11,395
Total accounts and notes receivable	112,873	94,018
Less allowance for doubtful accounts	1,645	1,243
Accounts and notes receivable	$111,228	$92,775

9. INVENTORIES
The Company’s inventories consisted of the following:

	December 31,
	2012	2011
	(In thousands)
New vehicles	$895,484	$611,931
Used vehicles	184,775	154,420
Rental vehicles	68,014	59,096
Parts, accessories and other	50,370	44,445
Lower of cost or market reserves	(4,355)	(2,422)
Inventories	$1,194,288	$867,470

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY AND EQUIPMENT
The Company’s property and equipment consisted of the following:

	Estimated Useful Lives in Years	December 31,
		2012	2011
		(In thousands)
Land	—	$232,944	$211,754
Buildings	30 to 40	331,526	284,638
Leasehold improvements	varies	97,651	86,084
Machinery and equipment	7 to 20	69,630	59,316
Furniture and fixtures	3 to 10	61,627	54,406
Company vehicles	3 to 5	9,239	9,877
Construction in progress	—	28,188	16,719
Total		830,805	722,794
Less accumulated depreciation and amortization		163,037	137,161
Property and equipment, net		$667,768	$585,633
During 2012, the Company acquired $45.9 million of fixed assets associated with dealership acquisitions, including $17.3 million for land and $27.1 million for buildings. In addition to these acquisitions, the Company incurred $62.0 million of capital expenditures, primarily including the purchase of furniture, fixtures, and equipment and construction or renovation of facilities, and $25.3 million of purchases of land or existing buildings.
As of December 31, 2012, the Company determined that a certain real estate investment qualified as held-for-sale. And, as a result, the Company classified the carrying value of such real estate investment totaling $8.5 million in prepaid and other current assets in its Consolidated Balance Sheet.
During 2011, the Company acquired $41.7 million of fixed assets associated with dealership acquisitions, including $17.3 million for land and $22.1 million for buildings. In addition to these acquisitions, the Company incurred $40.1 million of capital expenditures, primarily including the purchase of furniture, fixtures, and equipment and construction or renovation of facilities, and $26.7 million of purchases of land or existing buildings. During 2011, the Company determined that certain of its real estate investments, which qualified as held-for-sale assets at December 31, 2010, no longer met the held-for-sale criteria. These assets were reclassified at their current book value to property and equipment. Also in 2011, the Company determined that a certain real estate investment qualified as held-for-sale. The Company adjusted the carrying values of the assets to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values and recorded $3.2 million of pre-tax non-cash asset impairment charges. Subsequently, in 2011, the plan to dispose of the real estate investment was terminated due to non-performance on the buyer’s part. As a result, the real estate investment no longer qualified as held-for-sale and the assets were reclassified at their current book value to property and equipment in the Consolidated Balance Sheet as of December 31, 2011. Further, during 2011, the Company sold one non-operational dealership facility that qualified for held-for-sale as of December 31, 2010 for $4.1 million. Refer to Note 15, "Asset Impairment" for further discussion.
Depreciation and amortization expense, including amortization of capital leases, totaled $31.5 million, $27.1 million, and $26.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 and 2011, $46.5 million, and $45.6 million of buildings were recorded under capital leases included in property, plant and equipment, before accumulated depreciation, respectively.
11. CREDIT FACILITIES
The Company has a $1.35 billion revolving syndicated credit arrangement with 22 financial institutions, including five manufacturer-affiliated finance companies ("Revolving Credit Facility"). The Company also has a $150.0 million floorplan financing arrangement with Ford Motor Credit Company (“FMCC Facility”), as well as arrangements with BMW Financial Services and Volkswagen Finance for financing of its new and used vehicles in the U.K. and with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. Within the Company’s Consolidated Balance Sheets, Floorplan Notes Payable — Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable — Manufacturer Affiliates reflects amounts payable for the purchase of specific new vehicles whereby financing is provided by the FMCC

Facility, the financing of new, used, and rental vehicles in the U.K. with BMW Financial Services and Volkswagen Finance and the financing of rental vehicle inventory with several other manufacturers in the U.S. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities. The outstanding balances under these financing arrangements were as follows:

	December 31,
	2012	2011
	(In thousands)
Floorplan notes payable — credit facility
New vehicles	$837,436	$603,313
Used vehicles	112,261	98,587
Rental vehicles	19,262	17,045
Floorplan offset	(112,261)	(109,207)
Total	$856,698	$609,738
Floorplan notes payable — manufacturer affiliates
FMCC Facility	$143,028	$107,587
Other and rental vehicles	68,937	48,393
Total	$211,965	$155,980
Revolving Credit Facility
The Revolving Credit Facility expires on June 1, 2016 and consists of two tranches: $1.1 billion for vehicle inventory floorplan financing (“Floorplan Line”) and $250.0 million for working capital, including acquisitions (“Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 150 basis points for new vehicle inventory and the one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $5.2 million of related unamortized costs as of December 31, 2012 that are being amortized over the term of the facility.
After considering outstanding balances of $856.7 million at December 31, 2012, the Company had $243.3 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $243.3 million available borrowings under the Floorplan Line was $112.3 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of December 31, 2012, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of December 31, 2012. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants. After considering $29.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $220.7 million of available borrowing capacity under the Acquisition Line as of December 31, 2012.
All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company's obligations under the Revolving Credit Facility are secured by essentially all of the Company's domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities, ("Restricted Payments"). The Restricted Payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2012, the Restricted Payment Basket totaled $115.6 million.
As of December 31, 2012 and 2011, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $150.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of December 31, 2012, the Company had an outstanding balance of $143.0 million under the FMCC Facility with an available floorplan borrowing capacity of $7.0 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2012 and 2011, the interest rate on the FMCC Facility was 5.25% before considering the applicable incentives.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services and Volkswagen Finance for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.3% to 3.5%, as of December 31, 2012.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of December 31, 2012, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 5.0%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
12. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	December 31,
	2012	2011
	(In thousands)
2.25% Convertible Senior Notes due 2036 (principal of $182,753 at December 31, 2012 and 2011, respectively)	$152,363	$144,985
3.00% Convertible Senior Notes due 2020 (principal of $115,000 at December 31, 2012 and 2011, respectively)	80,706	77,401
Mortgage Facility	56,677	41,003
Other Real Estate Related and Long-Term Debt	249,710	194,580
Capital Lease Obligations Related to Real Estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 11.9%	38,232	39,295
	577,688	497,264
Less current maturities of mortgage facility and other long-term debt	22,672	14,663
	$555,016	$482,601
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of December 31, 2012 was $8.7 million of short-term financing that is due within one year.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.25% Convertible Senior Notes
The Company’s outstanding 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes are payable semiannually, in arrears, in cash on June 15th and December 15th of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased.
The Company may redeem all or part of the 2.25% Notes if the last reported sale price of the Company's common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading date ending on the trading day prior to the date on which the Company mails the redemption notice. On or after June 15, 2016, the Company may redeem all or part of the 2.25% Notes at any time. Any redemption of the 2.25% Notes will be for cash at 100% of the principal amount of the 2.25% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Holders of the 2.25% Notes may require the Company to repurchase all or a portion of the 2.25% Notes on each of June 15, 2016, and June 15, 2026. In addition, if the Company experiences specified types of fundamental changes, holders of the 2.25% Notes may require the Company to repurchase the 2.25% Notes. Any repurchase of the 2.25% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 2.25% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.
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
The initial conversion rate for the 2.25% Notes was 16.827 shares of common stock per $1,000 principal amount of 2.25% Notes, which was equivalent to an initial conversion price of $59.43 per share. As of December 31, 2012, the conversion rate was 16.836 shares of common stock per $1,000 principal amount of 2.25% Notes, equivalent to a per share stock price of $59.40, which was adjusted as the result of the Company's decision to pay cash dividends in excess of $0.14 per share in 2012. If any cash dividend or distribution in excess of $0.14 per share is made to all, or substantially all, holders of the Company's common stock in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.
The 2.25% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $77.22 as of December 31, 2012); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture. Upon any conversion of the 2.25% Notes, the Company will deliver to converting holders a settlement amount comprised of cash and, if applicable, shares of the Company’s common stock, based on a conversion value determined by multiplying the then applicable conversion rate by a volume weighted price of the Company’s common stock on each trading day in a specified 25 trading day observation period. In general, as described more fully in the 2.25% Notes Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $4.0 million at December 31, 2012. None of the conversion features of the Company’s 2.25% Notes were triggered in 2012.
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
In connection with the issuance of the 2.25% Notes, the Company purchased ten-year call options on its common stock (“2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2.25% Notes, the Company has the right to receive a total of 3.1 million shares of its common stock at a conversion price of $59.40 per share as of December 31, 2012, subject to adjustment for quarterly dividends in excess of $0.14 per common share. The total cost of the 2.25% Purchased Options was $116.3 million, which was recorded as a reduction to additional paid-in capital. The cost of the 2.25% Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2.25% Notes (ten years); therefore, the Company established a deferred tax asset, with a corresponding increase to additional paid-in capital in 2006.
In addition to the purchase of the Purchased Options, the Company sold warrants in separate transactions (“2.25% Warrants”). These 2.25% Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 2.25% Warrants are exercisable for a total of 3.1 million shares of the Company’s common stock at the current adjusted price, which is adjusted for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and other conditions, including the failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 2.25% Warrants is 6.2 million shares. Upon exercise of the 2.25% Warrants, the Company will settle the difference between the then market price and the strike price of the 2.25% Warrants in shares of its Common Stock. The proceeds from the sale of the 2.25% Warrants were $80.6 million, which were recorded as an increase to additional paid-in. As a result of the Company’s decision to pay cash dividends in excess of $0.14 during the year, the exercise price was $80.27 as of December 31, 2012. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.
Future changes in the Company’s share price will have no effect on the carrying value of the 2.25% Purchased Options or the 2.25% Warrants. The 2.25% Purchased Options and the 2.25% Warrants are subject to early expiration upon the occurrence of certain events that may or may not be within the Company’s control. Should there be an early termination of the 2.25% Purchased Options or the 2.25% Warrants prior to the conversion of the 2.25% Notes from an event outside of the Company’s control, the amount of shares potentially due to or due from the Company under the 2.25% Purchased Options or the 2.25% Warrants will be based solely on the Company’s common stock price, and the amount of time remaining on the 2.25% Purchased Options or the 2.25% Warrants and will be settled in shares of the Company’s common stock. The 2.25% Purchased Option and 2.25% Warrant transactions were designed to increase the conversion price per share of the Company’s common stock and, therefore, mitigate carrying the potential dilution of the Company’s common stock upon conversion of the 2.25% Notes, if any.
During 2012, 2011, and 2010 the Company did not repurchase any of its 2.25% Notes. As of December 31, 2012 and 2011, respectively, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)
Total net equity component	$63,737	$63,737
Deferred income tax component	$10,846	$13,452
Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(29,244)	(36,344)
Unamortized underwriter fees	(1,146)	(1,424)
Net carrying amount of liability component	$152,363	$144,985
Unamortized debt issuance cost	$45	$56

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2012, 2011, and 2010, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Year-to-date contractual interest expense	$4,112	$4,119	$4,119
Year-to-date discount amortization(1)	$6,948	$6,409	$5,819
Effective interest rate of liability component	7.7%	7.7%	7.7%
(1) Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470. As of December 31, 2012, the Company anticipates that the average annual impact over the remaining term of the 2.25% Notes will increase by approximately $0.6 million.
3.00% Convertible Senior Notes
The Company’s outstanding 3.00% Notes bear interest at a rate of 3.00% per annum until maturity. Interest is payable semiannually, in arrears, in cash on March 15th and September 15th of each year. If and when the 3.00% Notes are converted, the Company will pay cash for the principal amount of each Note and, if applicable, shares of its common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3.00% Notes) in the relevant 25 VWAP trading day observation period. In general, as described more fully in the indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.
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
The holders of the 3.00% Notes who convert their notes in connection with a change in control, or in the event that the Company's common stock ceases to be listed, as defined in the 3.00% Notes Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 3.00% Notes may require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.00% Notes, plus accrued and unpaid interest, if any.
The initial conversion rate for the 3.00% Notes was 25.899 shares of common stock per $1,000 principal amount of 3.00% Notes, which was equivalent to an initial conversion price of $38.61 per share. As of December 31, 2012, the conversion rate was 26.546 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $37.67, which was adjusted as the result of the Company’s decision to pay cash dividends in 2012. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.
The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (a) during any fiscal quarter (and only during such fiscal quarter) beginning after June 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $48.97 as of December 31, 2012) ("Stock Price Trigger"); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture.
As a result of the Stock Price Trigger on December 31, 2012, the 3.00% Notes are convertible at the option of the holders during the three months ending March 31, 2013. As such, the Company reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sheet as of December, 31, 2012. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of December 31, 2012. Based on the Company's intent and ability to refinance any conversion with existing capacity under other long-term debt arrangements, the aggregate principal obligation of the 3.00% Notes was classified outside of current liabilities in the Company's Consolidated Balance Sheet. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $70.3 million at December 31, 2012.
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
In connection with the issuance of the 3.00% Notes, the Company purchased ten-year call options on its common stock (“3.00% Purchased Options”). Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to receive a total of 3.1 million shares of its common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payment of cash dividends). The total cost of the 3.00% Purchased Options was $45.9 million, which was recorded as a reduction to additional paid-in-capital in the accompanying Consolidated Balance Sheet. The cost of the 3.00% Purchased Options will be deductible as original issue discount for income tax purposes over the life of the 3.00% Notes (ten years); therefore, the Company has established a deferred tax asset, with a corresponding increase to additional paid-in capital, in the accompanying Consolidated Balance Sheet.
In addition to the purchase of the 3.00% Purchased Options, the Company sold warrants in separate transactions. The 3.00% Warrants have a ten-year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 3.00% Warrants are exercisable for a total of 3.1 million shares of the Company’s common stock at the current adjusted price, which is an 80% premium to the closing price of the Company’s common stock on the date that the 3.00% Notes were priced to investors. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of the Company and other conditions, including a failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 3.00% Warrants is 5.5 million shares. On exercise of the 3.00% Warrants, the Company will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of the Company’s common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million. As a result of the Company’s decision to pay cash dividends in 2012, the exercise price was $55.35 as of December 31, 2012. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.
The 3.00% Purchased Options and 3.00% Warrant transactions were designed to increase the conversion price per share of the Company's common stock, and therefore, mitigate the potential dilution of its common stock upon conversion of the 3.00% Notes, if any. As of December 31, 2012, the impact of the 3.00% Purchased Options and 3.00% Warrants increased the conversion price of the Company’s common stock from $37.67 to $55.35.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determined the discount applicable to its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten year term for the assessment of the fair value of its 3.00% Notes. As of December 31, 2012 and 2011, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Carrying amount of equity component	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)
Total net equity component	$24,487	$24,487
Deferred income tax component	$11,844	$12,956
Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(32,505)	(35,638)
Unamortized underwriter fees	(1,789)	(1,961)
Net carrying amount of liability component	$80,706	$77,401
Unamortized debt issuance cost	$264	$289
For the years ended December 31, 2012 and 2011, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Year-to-date contractual interest expense	$3,450	$3,461
Year-to-date discount amortization(1)	$2,966	$2,706
Effective interest rate of liability component	8.6%	8.6%
(1) Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470. As of December 31, 2012, the Company anticipates that the average annual impact over the remaining term of the 3.00% Notes will increase by approximately $0.4 million.
Real Estate Credit Facility
As amended and restated, the Company's real estate credit facility with Bank of America, N.A. and Comerica Bank (“Mortgage Facility”) provides the right to expand up to $83.4 million of term loans, of which $60.7 million has been used as of December 31, 2012. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the relevant real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized $0.9 million of debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility, $0.6 million of which were still unamortized as of December 31, 2012.
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
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the year ended December 31, 2012, the Company borrowed an additional $18.1 million to finance the acquisition and/or improvement of dealership facilities and made principal payments of $2.4 million on outstanding borrowings from the Mortgage Facility. As of December 31, 2012, borrowings outstanding under the Mortgage Facility totaled $56.7 million, with $3.0 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Mortgage Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of December 31, 2012, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Real Estate Related Debt
The Company has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners — Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”), Ford Motor Credit Company LLC ("FMCC") and several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the relevant real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.0%, and at variable indexed rates plus a spread between 2.25% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $1.0 million of which were still unamortized as of December 31, 2012.
The loan agreements with TMCC consist of seven term loans, two of which were added during 2012 for $11.6 million. As of December 31, 2012, $48.0 million was outstanding under the TMCC term loans with $5.3 million classified as current as compared to $37.7 million outstanding with $1.1 million classified as current as of December 31, 2011. The maturity dates vary from three to seven years and provide for monthly payments based on a 20-year amortization schedule. These seven loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of three term loans. As of December 31, 2012, $47.1 million was outstanding with $1.6 million classified as current as compared to $48.6 million outstanding under the MBFS term loans with $1.5 million classified as current as of December 31, 2011. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans, two of which were added for $14.4 million to finance the acquisition of dealership facilities and one was terminated for $5.5 million at the time of disposition of a dealership facility during 2012. As of December 31, 2012, $76.3 million was outstanding under the BMWFS term loans with $4.1 million classified as current as compared to $70.5 million outstanding with $3.4 million classified as current as of December 31, 2011. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of seven years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
In addition, agreements with third-party financial institutions consist of 14 term loans for an aggregate principal amount of $63.0 million, to finance real estate associated with seven of the Company’s dealerships. Seven of these 14 loans were added in 2012. These loans are inclusive of the Company's one term loan with FMCC with $5.6 million outstanding and $0.2 million classified as current. The loans are being repaid in monthly installments that began in July 1998 and will mature by November 2022. As of December 31, 2012, borrowings under these notes totaled $54.8 million, with $3.2 million classified as a current as compared to $20.0 million outstanding with $1.6 million classified as current as of December 31, 2011. These 14 loans are cross-defaulted with the Revolving Credit Facility.
The Company has also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by the Company’s foreign subsidiary properties. During the year ended December 31, 2012, the Company borrowed £4.9 million to partially finance the April 2012 acquisition of six U.K. dealerships. These mortgage loans (collectively, "Foreign Notes") are being repaid in monthly installments that began in March 2010 and mature by August 2027. As of December 31, 2012, borrowings under the Foreign Notes totaled $18.5 million, with $2.4 million classified as a current.
All Long-Term Debt
Total interest expense on the 3.00% Notes, the 2.25% Notes, and the 8.25% Notes for the years ended December 31, 2012, 2011 and 2010 was $7.6 million, $7.6 million and $8.3 million, excluding amortization cost of $10.2 million, $9.4 million and $8.0 million, respectively.
Total interest expense on the Mortgage Facility, real estate related debt, and Acquisition Line for the years ended December 31, 2012, 2011 and 2010, was $12.7 million, $11.2 million and $4.7 million, excluding amortization cost of $0.5 million for each year, respectively. Also excluded is the impact of the interest rate derivative instruments related to the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Facility of $1.2 million, $1.0 million and $3.0 million for the years ended December 31, 2012, 2011, and 2010 respectively.
In addition, the Company incurred $5.3 million, $4.0 million and $2.7 million of total interest expense related to capital leases and various other notes payable, net of interest income, for the years ended December 31, 2012, 2011, and 2010, respectively.
The Company capitalized $0.7 million, $0.6 million, and $0.1 million of interest on construction projects in 2012, 2011 and 2010, respectively. The aggregate annual maturities of long-term debt for the next five years are as follows:

Total
(In thousands)
Year Ended December 31,
2013	$22,672
2014	24,774
2015	29,018
2016	96,020
2017	96,784
Thereafter	308,420
Total	$577,688

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
As of December 31, 2011, the Company maintained multiple trust accounts comprised of money market funds with short-term investments in marketable securities, such as U.S. government securities, commercial paper and bankers’ acceptances, that have maturities of less than three months. The Company designated its investments in marketable securities and debt instruments as available-for-sale, measured them at fair value, and classified them as either cash and cash equivalents or other assets in the accompanying Consolidated Balance Sheets based upon maturity terms and certain contractual restrictions. The Company determined that the valuation measurement inputs of these marketable securities represented unadjusted quoted prices in active markets and, accordingly, classified such investments within Level 1 of the hierarchy framework.
As of December 31, 2011 the Company also held investments in debt instruments, such as government obligations and other fixed income securities. The debt securities were measured based upon quoted market prices utilizing public information, independent external valuations from pricing services or third-party advisors. Accordingly, the Company concluded the valuation measurement inputs of these debt securities to represent, at their lowest level, quoted market prices for identical or

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar assets in markets where there are few transactions for the assets and has categorized such investments within Level 2 of the hierarchy framework.
Refer to Note 2 of the Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” for more information on fair value measurements of interest rate derivative instruments.
Asset and liabilities recorded at fair value in the accompanying balance sheets as of December 31, 2012 and 2011, respectively, were as follows:

	As of December 31, 2012
	Level 1	Level 2	Total
	(In thousands)
Assets:
Debt securities:
Demand obligations	$—	$616	$616
Total	$—	$616	$616
Liabilities:
Interest rate derivative financial instruments	$—	$43,089	$43,089
Total	$—	$43,089	$43,089

	As of December 31, 2011
	Level 1	Level 2	Total
	(In thousands)
Assets:
Marketable securities — money market	$1,571	$—	$1,571
Debt securities:
Demand obligations	—	271	271
Collateralized mortgage obligations	—	19	19
Corporate bonds	—	338	338
Municipal obligations	—	683	683
Mortgage backed	—	632	632
Total debt securities	—	1,943	1,943
Total	$1,571	$1,943	$3,514
Liabilities:
Interest rate derivative financial instruments	$—	$34,040	$34,040
Total	$—	$34,040	$34,040
14. COMMITMENTS AND CONTINGENCIES
From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. Amounts that have been accrued or paid related to the settlement of litigation are included in SG&A expenses in the Company’s Consolidated Statements of Operations. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid payments under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of manufacturer chargebacks of recognized incentives and rebates are included in cost of sales in the Company’s Consolidated Statements of Operations, while such amounts for manufacturer chargebacks of recognized warranty-related items are included as a reduction of revenues in the Company’s Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings
Currently, the Company is not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company's results of operations, financial condition, or cash flows, including class action lawsuits. However, the results of current, or future, matters cannot be predicted with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $7.3 million as of December 31, 2012. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.
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
15. ASSET IMPAIRMENTS
During the fourth quarters of 2012, 2011, and 2010, the Company performed its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights. In such assessment, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test. During the fourth quarter of 2012, the Company determined that the carrying value of certain of its intangible franchise rights was greater than the fair value and as such a $7.0 million pre-tax non-cash impairment was recognized. No corresponding impairments were identified as a result of the Company’s annual impairment assessments for intangible franchise rights in 2011 and 2010.
If in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value as a result of step one of its goodwill impairment test for any or all of its reporting units, the application of the second step of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). If any of the Company's assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. For example, if the Company's assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in its 2012 assessment increased by 200 basis points, and all other assumptions remained constant, an additional $15.0 million of non-cash franchise rights impairment charges would have resulted. However, none of the Company's reporting units would have failed the step one impairment test for goodwill. Further, if the Company forecasted no SAAR growth beyond 2014 in the 2012 impairment assessment, and all other assumptions remained constant, an additional $10.0 million of non-cash franchise rights impairment charges would have resulted. And, again, none of the Company’s reporting units would have failed the step one impairment test for goodwill.
During 2011, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•
The Company determined that a certain real estate investment qualified as held-for-sale during the third quarter. As a result, the Company adjusted the respective carrying values of the assets to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values. The Company recorded $3.2 million of non-cash asset impairment charges. Subsequently, in the fourth quarter, the plan to dispose of the real estate investment was terminated due to non-performance on the buyer's part. As a result, the real estate investment no longer qualified as held-for-sale and the assets were subsequently reclassified as held-for-use prior to December 31, 2011.

•	The Company also determined that the carrying value of various other long-lived assets was no longer recoverable, and recognized $1.6 million in pre-tax non-cash asset impairment charges.
During 2010, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying statement of operations:

•
The Company entered into contracts to purchase the real estate associated with two of its existing dealership locations and, in conjunction therewith, recognized the impairment of its associated leasehold improvements. In total, the Company recognized $5.8 million in pre-tax charges related to these asset impairments.

•
The Company adjusted the respective carrying values of its assets held-for-sale to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of value. As a result, the Company recorded $3.2 million of pre-tax non-cash asset impairment charges.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $1.8 million in pre-tax non-cash asset impairment charges.
16. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible Franchise Rights	Goodwill
	(In thousands)
BALANCE, December 31, 2010	$158,694	$507,962	(1)
Additions through acquisitions	11,994	23,636
Disposals	—	—
Currency Translation	(1)	(6)
Tax adjustments	—	(134)
BALANCE, December 31, 2011	170,687	531,458	(1)
Additions through acquisitions	33,703	51,699
Disposals	(1,661)	(1,309)
Impairments	(6,988)	—
Currency Translation	317	670
Tax adjustments	—	(134)
BALANCE, December 31, 2012	$196,058	$582,384	(1)
(1) Net of accumulated impairment of $40.3 million

The increase in the Company’s goodwill in 2012 is primarily related to the goodwill associated with the purchase of six franchises in the U.K., three franchises in Florida, two franchises in both in Texas and Kansas and one franchise in each of Oklahoma, Georgia and South Carolina.
The increase in the Company’s goodwill in 2011 is primarily related to the goodwill associated with the purchase of eleven franchises at seven dealership locations in Texas. The Company was also awarded three franchises during 2011 in Texas and California.
The increase in the Company’s intangible franchise rights in 2012 is primarily related to the acquisitions described above in the U.K., Florida, Texas, Kansas, Oklahoma, Georgia, and South Carolina.
The increase in the Company’s intangible franchise rights in 2011 is primarily related to the acquisitions described above in Texas and California.
17. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s non-employee directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2012 and 2011 were $26.2 million and $22.1 million, respectively, and are included in other liabilities in the accompanying Consolidated Balance Sheets.
The Company offers a 401(k) plan to all of its employees. For the years ended December 31, 2012 and 2011, the matching contributions paid by the Company totaled $3.7 million and $3.2 million, respectively.
18. OPERATING LEASES
The Company leases various facilities and equipment under long-term operating lease agreements. The facility leases typically have a minimum term of 15 years with options that extend the term up to an additional 15 years.
Future minimum lease payments for non-cancelable operating leases as of December 31, 2012, are as follows:

Total
(In thousands)
Year Ended December 31,
2013	$45,886
2014	41,141
2015	36,497
2016	33,910
2017	29,473
Thereafter	76,030
Total (1)	$262,937
(1) Includes $4.0 million of future, non-cancelable sublease payments to be received.
Total rent expense under all operating leases was $50.4 million, $48.3 million, and $51.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Unrealized Gain (Loss) on Foreign Currency Translation	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income
	(In thousands)
BALANCE, December 31, 2009	$(7,258)	$104	$(19,102)	$(26,256)
Other comprehensive income (loss), net of tax	(594)	(54)	8,149	7,501
BALANCE, December 31, 2010	(7,852)	50	(10,953)	(18,755)
Other comprehensive loss, net of tax	(117)	(42)	(10,322)	(10,481)
BALANCE, December 31, 2011	(7,969)	8	(21,275)	(29,236)
Other comprehensive income (loss), net of tax	1,843	(8)	(5,656)	(3,821)
BALANCE, December 31, 2012	$(6,126)	$—	$(26,931)	$(33,057)

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
Year Ended December 31,
2012
Total revenues	$1,664,745	$1,895,826	$1,976,572	$1,938,957	$7,476,100
Gross profit	260,424	285,344	291,231	280,253	1,117,252
Net income	23,117	28,625	31,335	17,132	100,209
Basic earnings per share(1)	1.01	1.25	1.38	0.75	4.39
Diluted earnings per share(1)	0.97	1.20	1.32	0.70	4.19
2011
Total revenues	$1,409,302	$1,474,145	$1,570,389	$1,625,929	$6,079,765
Gross profit	221,775	244,211	248,753	245,861	960,600
Net income	15,362	24,683	21,494	20,855	82,394
Basic earnings per share(1)	0.64	1.03	0.92	0.92	3.50
Diluted earnings per share(1)	0.64	1.03	0.91	0.90	3.47
(1) The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
During 2012, the Company incurred charges of $7.3 million related to the impairment of assets, of which $7.0 million was incurred during the fourth quarter, primarily related to the Company’s intangible assets other than goodwill.
During 2011, the Company incurred charges of $4.8 million related to the impairment of assets, of which $0.8 million was incurred during the fourth quarter, primarily related to the impairment of certain leasehold improvements.
For more information on non-cash impairment charges, refer to Note 15, “Asset Impairments.”
21. SUBSEQUENT EVENTS
On January 24, 2013, the Company entered into a share purchase agreement to acquire all of the outstanding stock of UAB Motors Particpações S.A. ("UAB Motors"), an automotive retailing operator in Brazil, which is a growing retail automotive market. As of the targeted closing date, UAB Motors will operate 18 dealerships and 21 franchises, including two Toyota, three Renault, four Nissan, four BMW, two MINI, three Peugeot, two Land Rover, and one Jaguar, as well as five collision centers, and one motorcycle dealership.

EXHIBIT INDEX

Exhibit Number		Description
2.1	—
Share Purchase Agreement dated as of January 24, 2013, by and among Group 1 Automotive, Inc. and the Shareholders of UAB Motors Participações S.A. named therein and UAB Motors Participações S.A., as Intervening and Consenting Party (Incorporated by reference to Exhibit 2.1 of Group 1 Automotive, Inc.'s Current Report on Form 8-K (File No. 001-13461) filed January 30, 2013)

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
First Amendment to Eighth Amended and Restated Revolving Credit Agreement, dated effective October 25, 2012, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floorplan Agent, Bank of America, N.A., as Syndication Agent, and U.S. Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.'s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2012)

10.3†	—
Master Assignment and Acceptance Agreement, dated effective December 11, 2012, between JPMorgan Chase Bank, N.A., Comerica Bank, and Bank of America, N.A., each, an Assignor, and VW Credit, Inc., as Assignee, pursuant to the terms of the Eighth Amended and Restated Revolving Credit Agreement, dated effective as of July 1, 2011, as amended

10.4	—
Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)

10.5	—
Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)

10.6	—
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

Exhibit Number		Description
10.9	—
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

10.16*	—
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

10.17*	—
Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)

10.18*	—
Description of Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2011 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.'s Annual Report on Form 10-K (file No. 001-13461) for the year ended December 31, 2010)

10.19*	—
Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2012 (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.'s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2011)

10.20*	—
Group 1 Automotive, Inc. 2011 Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.'s Current Report on Form 8-K (File No. 001-13461) filed March 14, 2011)

10.21*	—
Group 1 Automotive, Inc. 2012 Corporate Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.'s Current Report on Form 8-K (File No. 001-13461) filed February 29, 2012)

10.22*	—
Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)

10.23*	—
First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)

10.24*	—
Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)

10.25*	—
Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)

10.26*	—
Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)

Exhibit Number		Description
10.27*	—
Form of Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.49 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)

10.28*	—
Form of Nonstatutory Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.50 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2004)

10.29*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.30*	—
Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.31*	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.'s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2011)

10.32*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.33*	—
Form of Senior Executive Officer Phantom Stock Agreement (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.34*	—
Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.35 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.35*	—
Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.36*	—
Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

10.37*	—
Form of Performance-Based Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2007)

10.38*	—
Performance-Based Restricted Stock Agreement Vesting Schedule (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 13, 2007)

10.39*	—
Employment Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.40*	—
Non-Compete Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.41*	—
Amendment to Employment Agreement, dated February 27, 2012, between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.'s Current Report on Form 8-K (File No. 001-13461) filed February 29, 2012)

10.42*	—
Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)

10.43*	—
Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)

10.44*	—
Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)

Exhibit Number		Description
10.45*	—
Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)

10.46*	—
Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.47*	—
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